Form 10-Q
period 1994-04-29
LANDS END INC
filed 1994-06-09
CIK 799288

June 9, 1994



Securities and Exchange Commission
Washington, D.C.  20549



Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-Q for the quarter ended April 29, 1994.

Sincerely,




Kathy Gies
Lands' End, Inc.
One Lands' End Lane
Dodgeville, WI  53595


KLG/tlk



                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                           _______________

                              FORM 10-Q

(Mark one)
    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the Quarter Ended April 29, 1994
                            OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from ...... to ......

                    Commission file number 1-9769


                          LANDS' END, INC.
       (Exact name of registrant as specified in its charter)

DELAWARE                                      36-2512786
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)

Lands' End Lane, Dodgeville, WI               53595
(Address of principal executive               (Zip code)
offices)

Registrant's telephone number,                608-935-9341
including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


          Yes   X                             No


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 3, 1994:


Common stock, $.01 par value            35,000,518 shares outstanding


                  LANDS' END, INC. & SUBSIDIARIES
                         INDEX TO FORM 10-Q


                                                                Page
                                                               Number
PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

           Consolidated Statements of Operations for the
              Three Months Ended April 29, 1994, and
              April 30, 1993 ....................................  3

           Consolidated Balance Sheets, at April 29, 1994,
              and January 28, 1994 ..............................  4

           Consolidated Statements of Shareholder's Investment
              for the Three Months Ended April 29, 1994, and
              Fiscal Years Ended January 28, 1994, and January 29,
              1993, .............................................  5

           Consolidated Statements of Cash Flows for the
              Three Months Ended April 29, 1994, and
              April 30, 1993 ....................................  6

           Notes to Consolidated Financial Statements ......... 7-13

   Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations ..................................... 14-16

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings .................................... 17

   Item 4. Submission of Matters to a Vote of
              Security Holders .................................. 17

   Item 6. Exhibits and Reports on Form 8-K ..................... 17

   Signature .................................................... 18

PART I. FINANCIAL INFORMATION
        Item 1.  Financial Statements


                 LANDS' END, INC. & SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
            (In thousands, except per share amounts)


                                          Three months ended
                                         April 29,   April 30,
                                           1994        1993
                                             (unaudited)


Net sales................................ $187,012    $156,256
  Cost of sales..........................  107,294      92,083

Gross profit                                79,718      64,173
  Selling, general and
    administrative expenses............     71,911      57,519

Income from operations...................    7,807       6,654
  Other income (expense):
    Interest expense.....................      (41)        (20)
    Interest income......................       60          87
    Other................................      232         136

    Total other income (expense), net....      251         203

Income before income taxes and cumulative
  effect of change in accounting.........    8,058       6,857
    Income tax provision.................    3,180       2,607

Net income before cumulative effect
  of change in accounting................    4,878       4,250

Cumulative effect of change in
  accounting for income taxes............        -       1,300

Net income............................... $  4,878    $  5,550

Net income per share before cumulative
  effect of change in accounting.........     0.14        0.12
Cumulative effect of change in accounting        -        0.04

Net income per share..................... $   0.14    $   0.16

Note: All per share amounts have been adjusted for the two-for-one stock split declared in May 1994.

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 LANDS' END, INC. & SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)
                                         April 29,   January 28,
                                           1994         1994
Assets                                   (Unaudited)
Current assets:
    Cash and cash equivalents............ $    441    $ 21,569
    Receivables..........................    1,664       3,644
    Inventory............................  168,067     149,688
    Prepaid expenses.....................    8,201      11,787
    Deferred income tax benefit..........    5,588       5,588
Total current assets.....................  183,961     192,276

Property, plant and equipment, at cost:
    Land and buildings...................   60,997      60,866
    Fixtures and equipment...............   60,273      57,769
    Leasehold improvements...............    1,370       1,346
    Construction in progress.............      251           -
Total property, plant and equipment......  122,891     119,981
    Less - accumulated depreciation
      and amortization...................   43,061      40,290
Property, plant and equipment, net.......   79,830      79,691
Intangibles, net.........................    1,825       1,863
Total assets............................. $265,616    $273,830

Liabilities and shareholders' investment
Current liabilities:
    Lines of credit...................... $ 17,986    $      -
    Current maturities of long-term debt.       40          40
    Accounts payable.....................   41,307      54,855
    Reserve for returns..................    3,709       3,907
    Advance payment on orders............      450         568
    Accrued liabilities..................   16,581      16,875
    Accrued profit sharing...............      187       2,276
    Income taxes payable.................    3,475      12,528
Total current liabilities................   83,735      91,049
Long-term debt, less current maturities..       40          40
Deferred income taxes....................    5,200       5,200
Minority interest in equity of
  consolidated affiliate.................      452         256
Shareholders' investment:
    Common stock, 40,220,588 and 20,110,294
     issued respectively.................      402         201
    Donated capital......................    8,400       8,400
    Paid-in capital......................   24,687      24,888
    Deferred compensation................   (1,923)     (2,001)
    Currency translation adjustments.....      205         246
    Retained earnings....................  198,338     193,460
    Treasury stock, 4,563,270 and 2,154,235
      shares at cost, respectively.......  (53,920)    (47,909)
Total shareholders' investment...........  176,189     177,285
Total liabilities and shareholders'
  investment............................. $265,616    $273,830

Note: Common stock data for the current year has been adjusted for the two-for-one stock split declared in May 1994.

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
Lands' End, Inc. & Subsidiaries
                                                                                        Accum-
                                                                                         ulated
                                 Common Stock      Paid-In   Donated  Deferred  Trans.  Retained     Treasury Stock
(Dollars in thousands)          Shares    Amount   Capital   Capital  Compens.  Adjust. Earnings    Shares     Amount     Total
Balance, January 31, 1992     20,110,294    $201   $23,782    $8,400  $  (886)   $   -  $123,418   1,638,840  $(28,283) $126,632

  Cash dividends paid to
    common shareholders
    ($0.20 per share)                  -       -         -         -        -        -    (3,589)          -         -    (3,589)
  Purchases of treasury stock          -       -         -         -        -        -         -     680,195   (20,972)  (20,972)
  Issuance of treasury stock           -       -         -         -     (985)       -        (5)   (237,000)    3,541     2,551
  Tax benefit of stock options
    exercised                          -       -     1,075         -        -        -         -           -         -     1,075
  Deferred compensation expense        -       -         -         -      191        -         -           -         -       191
  Net income                           -       -         -         -        -        -    33,500           -         -    33,500
                              __________     ___    ______    ______   _______     ___   _______   _________   ________ ________
Balance, January 29, 1993     20,110,294     201    24,857     8,400   (1,680)       -   153,324   2,082,035   (45,714)  139,388
  Cash dividends paid to
    common shareholders
    ($0.20 per share)                  -       -         -         -        -        -    (3,592)          -         -    (3,592)
  Purchases if treasury stock          -       -         -         -        -        -         -      89,800    (2,861)   (2,861)
  Issuance of treasury stock           -       -         -         -     (564)       -        (1)    (17,600)      666       101
  Tax benefit of stock options
    exercised                          -       -        31         -        -        -         -           -         -        31
Deferred compensation expense          -       -         -         -      243        -         -           -         -       243
  Foreign currency translation         -       -         -         -        -      246         -           -         -       246
  Net income                           -       -         -         -        -        -    43,729           -         -    43,729
                              __________    ____   _______    ______  ________    ____  ________   _________  _________ ________
Balance, January 28, 1994     20,110,294     201    24,888     8,400   (2,001)     246   193,460   2,154,235   (47,909)  177,285
  Two-for-one stock split
   (See Note 2)               20,110,294     201       201         -        -        -         -   2,154,235         -         -
  Purchases of treasury stock          -       -         -         -        -        -         -     254,800    (6,011)   (6,011)
  Deferred compensation expense        -       -         -         -       78        -         -           -         -        78
  Foreign currency translation         -       -         -         -        -      (41)        -           -         -       (41)
  Net income                           -       -         -         -        -        -     4,878           -         -     4,878
                              __________    ____   _______    ______  ________    ____  ________   _________  _________ ________
Balance, April 29, 1994       40,220,588    $402   $24,687    $8,400  $(1,923)    $205  $198,338   4,563,270  $(53,920) $176,189


Note:  Common stock data has been adjusted for the two-for-one stock split declared in May 1994.

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  LANDS' END, INC. & SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)

                                           Three Months Ended
                                         April 29,   April 30,
                                            1994        1993
                                              (Unaudited)
Cash flows (used for) from
  operating activities:
    Net income before cumulative effect.. $  4,878    $  4,250
    Adjustments to reconcile net income
      to net cash flows from operating
      activities -
        Depreciation and amortization....    2,477       1,930
        Deferred compensation expense....       78          61
        Loss on sales of fixed assets....        -          22
        Changes in current assets and
          liabilities:
            Receivables..................    1,980        (399)
            Inventory....................  (18,379)     (9,467)
            Prepaid expenses.............    3,586      (1,643)
            Accounts payable.............  (13,548)      3,773
            Reserve for returns..........     (198)       (689)
              Advance payment on orders..      118        (530)
              Accrued liabilities........     (297)      1,772
              Accrued profit sharing.....   (2,089)     (1,363)
              Income taxes payable.......   (9,053)     (8,236)
    Other................................      155         343

    Net cash flows used for
      operating activities...............  (30,292)    (10,176)

Cash flows (used for) from
  investing activities:
    Purchase of assets...................   (2,811)     (2,090)
      Net cash flows used for
        investing activities.............   (2,811)     (2,090)

Cash flows (used for) from
  financing activities:
    Proceeds from short-term borrowing...   17,986           -
    Purchases of treasury stock..........   (6,011)     (1,881)
      Net cash flows (used for)
        from financing activities........   11,975      (1,881)
Net increase (decrease) in cash
  and cash equivalents...................  (21,128)    (14,147)
Beginning cash and cash equivalents
  balance................................   21,569      22,754
Ending cash and cash equivalents balance. $    441    $  8,607
Supplemental cash flow disclosures:
    Interest paid........................ $     48    $     25
    Income taxes paid....................   12,205      10,800

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 LANDS' END, INC. & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Information pertaining to April 29, 1994, and the three months ended April 29, 1994, and April 30, 1993, is unaudited.)


     The condensed consolidated financial statements included herein have been prepared by Lands' End, Inc. (the company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods disclosed within this report are not necessarily indictive of future financial results. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business
     Lands' End, Inc., (the company) is a direct marketer of traditionally-styled apparel, domestics (primarily bedding and bath items), soft luggage and other products.

Principles of consolidation
     The consolidated financial statements include the accounts of the company and its subsidiaries after elimination of intercompany accounts and transactions.

Fiscal year
     The company utilizes a 52-53 week fiscal year ending on the Friday nearest January 31.

Fair values of financial instruments
     The fair value of financial instruments does not materially differ from their carrying values.

Inventory
     Inventory, primarily merchandise held for sale, is stated at last-in, first-out (LIFO) cost, which is lower than market. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventory would have been approximately $19,570,000 and $19,120,000 higher than reported at April 29, and January 28, 1994, respectively.

Catalog costs
     Prepaid expenses primarily consist of catalog production and mailing costs that have not yet been fully amortized over the expected revenue stream, which is approximately three months from the date catalogs are mailed.

                 LANDS' END, INC. & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Information pertaining to April 29, 1994, and the three months ended April 29, 1994, and April 30, 1993, is unaudited.)

Depreciation
     Depreciation expense is calculated using the straight-line method over the estimated useful lives of the assets, which are 20 to 30 years for buildings and land improvements and 5 to 10 years for leasehold improvements and furniture, fixtures, equipment and software. The company provides one-half year of depreciation in the year of addition and retirement.

Intangibles
     Intangible assets consist primarily of goodwill, the excess of cost over the fair market value of net assets of a business purchased. Goodwill is being amortized over 40 years on a straight-line basis. Other intangibles are amortized over a shorter life. Total accumulated amortization of these intangibles was $164,000 as of April 29, 1994.

Net income per share
     Net income per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. The weighted average common shares outstanding were 35,858,932 and 36,009,442 after the two-for-one stock split (See
Note 2) for the three-month periods ended April 29, 1994, and April 30, 1993, respectively. Common stock equivalents consisting of awards, grants and stock options have been issued by the company. The common stock equivalents do not significantly dilute basic earnings per share.

Reserve for losses on customer returns
     At the time of sale, the company provides a reserve equal to the gross profit on projected merchandise returns, based on its prior returns experience.

Forward exchange contracts and import letters of credit
1. These contracts are for delivery or purchase of foreign currencies at specified future dates. At April 29, 1994, the company had forward exchange contracts maturing during fiscal 1995 to sell approximately 1.3 million British pounds, and to purchase about 2.2 million British pounds and 2.7 million Canadian dollars.
2. Import letters of credit are for commitments issued through third parties to guarantee payments for merchandise within specified time periods according to terms of the agreements. Import letters of credit were approximately $10.5 million as of April 29, 1994.

Foreign currency translation
     Financial statements of the foreign subsidiaries are translated into U.S. dollars in accordance with the provisions of Statement of Financial Accounting Standards No. 52. Foreign currency transaction gains were $205,000 and $123,000 for the periods ended April 29, 1994, and April 30, 1993, respectively.

Postretirement benefits
     The company does not currently provide any postretirement benefits for employees other than profit sharing.

                LANDS' END, INC. & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Information pertaining to April 29, 1994, and the three months ended April 29, 1994, and April 30, 1993, is unaudited.)

Reclassification
     Certain financial statement amounts have been reclassified to be consistent with the fiscal 1995 presentation.

NOTE 2.  SHAREHOLDERS' INVESTMENT

Capital stock
     Upon shareholder approval, the company increased its authorized shares from 30 million shares of $0.01 par value common stock to 160 million. The company has authorized
5 million shares of preferred stock, $0.01 par value. The company's board of directors has the authority to issue shares and to fix dividend, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions of the preferred stock.

Two-for-one stock split
     In May 1994, the company declared a two-for-one split in the form of a stock dividend payable on or about June 15, 1994, in the company's common stock for shareholders of record at the close of business on May 31, 1994, will receive one additional share for each common share held on that date. The stock split resulted in an increase in the stated capital of the company from $201,103 to $402,206 with a corresponding reduction in paid-in capital. This has been reflected retroactively in the April 29, 1994, balance sheet, share presentation, and earnings per share calculations presented.

Treasury stock
     The company's board of directors authorized the additional purchase of 1,000,000 shares of the company's common stock. Total shares authorized to be purchased increased from 3,100,000 to 4,100,000. After the two-for-one stock split, this number increased from 4,100,000 shares to 8,200.000. After giving the effect of the stock split, a total of 5,072,470 and 4,817,670 shares had been purchased as of April 29, and January 28, 1994, respectively.

Stock awards and grants
     Shareholders of the company have approved the company's restricted stock award plan. Under the provisions of the plan, a committee of the company's board of directors can award shares of the company's common stock to its officers and key employees. Such shares generally vest over a ten-year period on a straight-line basis from the date of the award.

     In addition, the company has granted shares of its common stock to individuals as an inducement to enter the employ of the company. The shares granted are subject to vesting on a straight-line basis over a ten-year period.

                 LANDS' END, INC. & SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
 (Information pertaining to April 29, 1994, and the three months ended April 29, 1994, and April 30, 1993, is unaudited.)

Giving the effect of the two-for-one stock split, the following table reflects the activity under the stock award and stock grant plans:
                                             Awards    Grants
          Balance at January 31, 1991       100,000    22,000
               Granted                            -
               Forfeited                      2,880         -
          Balance at January 31, 1992        97,120    22,000
               Granted                       74,000         -
               Forfeited                          -         -
          Balance at January 29, 1993       171,120    22,000
               Granted                       27,200         -
               Forfeited                      3,600         -
          Balance at January 28, 1994       194,720    22,000
               Granted                            -         -
               Forfeited                          -         -
          Balance at April 29, 1994         194,720    22,000

     A total of 55,560 shares awarded and granted have vested as of April 29, 1994.

     The granting of the above awards and grants has been recorded as deferred compensation based on the fair market value of the shares at the date of grant. Compensation expense under these plans is recorded as shares vest.

Stock options
     Upon shareholder approval, the company increased its reserved shares from 1,000,000 to 1,250,000 shares of common stock, either authorized and unissued shares or treasury shares, for use by the plan. After the two-for-one stock split, the shares increased from 1,250,000 to 2,500,000. Options are granted at the discretion of a committee of the company's board of directors to officers and key employees of the company. No option may have an exercise price less than the fair market value per share of the common stock at the date of grant.

Giving the effect of the two-for-one stock split, activity under the stock option plan is as follows:
                                                       Average
                                                       Exercise
                                           Options     Price
          Balance at January 31, 1991       900,000    $ 6.38
               Granted                      480,000    $12.69
               Exercised                          -         -
          Balance at January 31, 1992     1,380,000    $ 8.57
               Granted                       80,000    $13.96
               Exercised                    400,000    $ 6.38
          Balance at January 29, 1993     1,060,000    $ 9.81
               Granted                      637,200    $19.12
               Exercised                      8,000    $12.69
          Balance at January 28, 1994     1,689,200    $13.31
               Granted                            -         -
               Exercised                          -         -
          Balance at April 29, 1994       1,689,200    $13.31

                    LANDS' END, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
 (Information pertaining to April 29, 1994, and the three months ended April 29, 1994, and April 30, 1993, is unaudited.)


     The above options outstanding vest over a 5 year period from the date of grant (1,089,200) or on the fifth anniversary from the date of grant (600,000). A total of 372,000 options have vested as of April 29, 1994. The outstanding options expire as follows:

                    1995   -   500,000
                    2001   -   472,000
                    2002   -    80,000
                    2003   -   637,200
                             1,689,200

NOTE 3.  INCOME TAXES

     In January 1993, the company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the liability method prescribed by SFAS 109, deferred taxes are provided based upon enacted tax laws and rates applicable to the periods in which taxes become payable.

     Temporary differences which give rise to deferred tax assets and liabilities as of April 29, 1994, are as follows (in
thousands):
                            Current Deferred   Long-term Deferred
                              Tax Benefit       Tax Liabilities

Catalog advertising             $(1,988)            $
Inventory                         5,585
Employee benefits                   673
Reserve for returns                 482
Depreciation                                         5,200
Foreign operating loss
  carryforwards                                       (933)
Valuation allowance                                    933
Other                               836             ______
                                 $5,588             $5,200

The valuation allowance required under SFAS No. 109 has been established for the deferred income tax benefits related to certain subsidiary loss carryforwards, which may not be realized.

The differences between income taxes at the statutory federal income tax rate of 35 percent in the three-month period ended April 29, 1994, and income taxes reported in the consolidated statements of operations are due primarily to the effect of state income taxes.








                 LANDS' END, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
 (Information pertaining to April 29, 1994, and the three months ended April 29, 1994, and April 30, 1993, is unaudited.)


NOTE 4.  LINES OF CREDIT

     The company has unsecured lines of credit with various banks whereby it may borrow up to a total of $110 million. Borrowings bear interest at the banks' prime rates, or at the company's option, LIBOR plus a fixed percentage, or Federal Funds rate-based negotiated pricing or the banks' Wholesale Certificate of Deposit rate plus a fixed percentage. The company also has a $2 million unsecured bank credit line that bears interest at the bank's prime rate plus 2%. There was $17 million outstanding at April 29, 1994, at interest rates averaging 4.3%, compared to no outstanding amount on January 28, 1994.

     In addition, the company secured lines of credit with foreign banks totaling the equivalent of $20 million for a wholly owned foreign subsidiary. There was $1 million outstanding at April 29, 1994, at interest rates averaging 3.0%, compared to none as of January 28, 1994.

NOTE 5.  LONG-TERM DEBT

     Long-term debt was $40,000 as of April 29, 1994, and January 28, 1994.

     The company has an agreement which expires December 31, 1994, with a bank for a $20 million credit facility. Outstanding balances will bear interest at the bank's prime rate or, at the company's option, LIBOR plus a fixed percentage. The company is currently in compliance with all lending conditions and covenants related to this debt facility.

NOTE 6.  LEASES AND PURCHASE COMMITMENTS

     The company leases store and office space and equipment under various leasing arrangements. The leases are accounted for as operating leases. Total rental expense under these leases was $2,107,000 and $1,873,000 for the three-month periods ended
April 29, 1994, and April 30, 1993, respectively.

     Total future fiscal year commitments under these leases as of April 29, 1994, are as follows (in thousands):

               1995 (nine months)       $5,047
               1996                      5,538
               1997                      4,206
               1998                      2,437
               1999                        733
               After 1999                1,239
                                       $19,200

Purchase commitments as of April 29, 1994, for property, plant and equipment were $2,789,000.



                   LANDS' END, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
 (Information pertaining to April 29, 1994, and the three months ended April 29, 1994, and April 30, 1993, is unaudited.)

NOTE 7.  RETIREMENT PLAN AND ACCRUED COMPENSATION

     The company has a retirement plan which covers most regular employees and provides for annual contributions at the discretion of the board of directors. Beginning in fiscal 1993, a 401(k) feature was added to the plan which enables employee contributions and a related company match on a portion of those contributions. Total expense provided under this plan was $718,000 and $629,000 for the three-month periods ended
April 29, 1994, and April 30, 1993, respectively. Accrued liabilities include accrued compensation of $930,000 and $1,647,000 at April 29, 1994, and January 28, 1994, respectively.

NOTE 8.  STATE SALES AND USE TAX

     A Supreme Court decision confirmed in May 1992, that the Commerce Clause of the United States Constitution prevents a state from requiring the collection of its use tax by a mail order company unless the company has a physical presence in the state. The company believes that the decision invalidated laws adopted by a number of states, including California and Tennessee, which purported to require out-of-state mail order companies to collect and remit sales and use taxes with respect to mail order sales in such states. However, the decision also established that Congress has the power to enact legislation which would permit states to require such collection by mail order companies. Congress is currently addressing a bill which would require mail order companies to collect and remit sales and use tax in all states. It is anticipated that the change, if adopted, will be applied prospectively. Although such a change would likely influence the buying decisions of some customers, the company believes there would be no material adverse effect on financial results.

NOTE 9.  ACQUISITION

     In March 1993, the company purchased a majority interest in a catalog company, The Territory Ahead. Its operations were not material to the company, and as a result no proforma data is presented. The transaction was accounted for using the purchase method. The excess of the purchase price over the fair value of net assets received was recorded as goodwill. The operating results of The Territory Ahead are included in the consolidated financial statements of the company from the date of acquisition.

     Beginning in 2003, the minority shareholders have the option to require the company to purchase their shares, and the company will have the option to require the minority shareholders to sell their shares in The Territory Ahead. The price per share would be based on the fair market value of The Territory Ahead.





Item 2.              Management's Discussion
                          and Analysis


Results of Operations


        Three Months Ended April 29, 1994, compared with
                Three Months Ended April 30, 1993


     The company's net sales in the first quarter of fiscal 1995 increased 19.7 percent to $187.0 million, from $156.3 million in the first quarter of fiscal 1994. The improvement in net sales was due primarily to an increase in the number of catalogs mailed and additional issues of Textures, its women's tailored clothing catalog, and Beyond Buttondowns, featuring tailored clothing for men. While the primary catalogs performed below company expectations, the women's apparel lines in these catalogs were exceptionally strong. About one-third of the sales growth came from international business and the company's two new businesses, The Territory Ahead and Corporate Sales. Additionally, sales during the quarter benefitted from increased mailing of prospect catalogs to attract new customers in advance of the anticipated 1995 increase in postal rates.

     Gross profit in the quarter just ended was $79.7 million, or
42.6 percent of net sales, compared with $64.2 million, or 41.1 percent of net sales, in the first quarter of the prior year.
The increase in gross profit margin was due to lower merchandise costs, mostly from improvements in domestic and off-shore sourcing. Liquidations of excess inventory were about 8 percent of net sales in the quarter just ended, compared to 10 percent in the prior year.

     First quarter ending inventory was $168.1 million, up from $115.5 million a year ago which contributed to lower than planned service levels in Spring 1993. Higher inventory levels sometimes result in greater product liquidations at lower margins in future periods. In the first quarter of this year, higher inventory levels helped the company achieve higher order fulfillment and a strong sales performance.

     For the first quarter this year, selling, general and administrative expenses increased 25 percent to $71.9 million, compared with $57.5 million for the similar quarter last year.
As a percentage of net sales, SG&A was 38.5 percent, compared with 36.8 percent in the same period last year. The relative higher costs due to increased primary and prospect catalog mailings were mostly offset by reductions in catalog production costs. There were also higher costs associated with the increased mailings in international and new businesses. In addition, fixed and variable operating expense ratios rose due to higher employee benefit costs, as well as continuing investment spending on information systems, customer acquisition, and building the international and new business development areas.
As stated previously, such efforts have a negative impact on the SG&A-to-sales ratio.


     Net income for the quarter was $4.9 million, or 14 cents per share, compared with $4.3 million, or 12 cents per share, for the first quarter last year before an accounting change. During the first quarter of last year, the company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This added $1.3 million of net income, or 4 cents per share, to the results for fiscal 1994, bringing the total for that quarter to $5.6 million, or 16 cents per share. All earnings per share amounts have been adjusted for the two-for-one stock split.

     After the shareholders approved an amendment to the company's certificate of incorporation to increase the number of authorized common shares from 30 million to 160 million in May 1994, the board of directors announced its authorization of a two-for-one split in the company's common stock, to be effected as a stock dividend payable on or about June 15, 1994, to share-holders of record as of May 31, 1994. This stock split was made to broaden the market for the company's shares and bring its price within a range which is more suitable for individual investors.

     Additionally, the board of directors has evaluated its dividend practice whereby it has paid an annual dividend of 20 cents per share (10 cents post split) for the past eight years. In light of the company's intent to buy back additional shares, the directors believe that the current practice is no longer desirable and the continuing payment of a cash dividend is not planned for the foreseeable future.

     The Financial Accounting Standards Board recently issued Statement Nos. 112 and 115, "Employer's Accounting for Post-employment benefits" and "Accounting for Certain Investments in Debt and Equity Securities," respectively. The company adopted these standards in the first quarter of fiscal 1995, and they do not have a material impact.

     The company could experience an adverse impact to expenses if there is a legislated change in health care benefits provided to temporary employees. Due to the seasonal nature of the business, it is a necessity that the company utilize temporary employees during the busy holiday season. During the peak winter season of fiscal 1994, approximately 3,500 of the company's 6,400 employees were temporary employees. Currently, health care benefits are not provided to seasonal employees.

Seasonality

     The company's business is highly seasonal. The fall/winter season, which the company regards as a five-month period ending in December, includes the peak selling season during the Thanks-giving and Christmas holidays in the company's fourth quarter.
In the longer spring/summer season, orders are fewer and the merchandise offered generally has lower unit selling prices than products offered in the fall/winter season. As a result, net sales are usually substantially greater in the fall/ winter season and SG&A as a percentage of net sales is usually higher in the spring/summer season. In addition, as the company continues to refine its marketing efforts by experimenting with the timing of its catalog mailings, quarterly results may fluctuate.

Liquidity and Capital Resources

     To date, the bulk of the company's working capital needs have been met through funds generated from operations and from short-term bank loans. The company's principal need for working capital has been to meet peak inventory requirements associated with its seasonal sales pattern. In addition, the company's resources have been used to make asset additions, pay cash dividends to shareholders and purchase treasury stock, and to acquire a majority interest in a specialty catalog company, The Territory Ahead.

     The company continues to explore investment opportunities arising from the expansion of its international business, the development of new businesses and the acquisition of existing businesses. These efforts, which could have a negative impact on earnings during the initial years of the investments, are not expected to have a material effect on liquidity.

     The company currently has unsecured bank credit lines totaling $112 million. At April 29, 1994, the company has $17 million outstanding on its short-term lines of credit compared with none as of April 30, 1993. The company had a separate $20 million bank facility available to fund treasury stock purchases and capital expenditures. The facility runs through December 31, 1994.

     In addition, the company obtained lines of credit with foreign banks totaling the equivalent of $20 million for a wholly owned foreign subsidiary. The company had about $1 million outstanding on these short-term lines of credit as of April 29, 1994.

     The company purchased 5,729,270 shares of its common stock from February 1, 1990, through June 3, 1994. As of June 3, 1994, the company was authorized to purchase up to an additional
2,470,730 shares. For further information, see note 2 to the consolidated financial statements.

     Capital expenditures for fiscal 1995 are currently planned to be about $20 million, of which $2.8 million had been expended through April 29, 1994. Major projects will include constructing a second distribution center in Reedsburg, Wisconsin, new computer hardware and software, and new materials handling equipment. The company believes that its cash flow from operations and borrowings under its credit facilities will be adequate to meet its capital requirements and operational needs for the foreseeable future.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
          There are no material legal proceedings presently pending, except for routine litigation incidental to the business, to which Lands' End, Inc. is a party or of which any of its property is the subject.

Items 2 and 3 are not applicable and have been omitted.

Item 4.  Submission of Matters to a Vote of Security Holders
          At the Annual Meeting of Shareholders held on May 18, 1994, pursuant to the Notice of Annual Meeting of Shareholders and attached Proxy Statement dated
          April 18, 1994.
          (a) Each of the two nominees (Richard C. Anderson and
              Howard G. Krane) were elected as directors;
          (b) An amendment of Article Fourth of the Company's
              Certificate of Incorporation to increase the number of authorized shares of Common Stock from 30 million to 160 million was approved (14,796,031 votes for, 1,084,927 votes against, and 21,580 votes abstained);
          (c) An amendment to the Company's Stock Option Plan to increase the number of shares reserved from 1,000,000 to 1,250,000 was approved (15,420,079 votes for, 453,845 votes against, and 28,614 votes abstained);
          (d) The appointment of Arthur Andersen & Co. as independent public accountants for the Company for the fiscal year ending January 27, 1995, was ratified.

Item 5 is not applicable and has been omitted.

Item 6.  Exhibits and Reports on Form 8-K
          (a) Exhibits
               The following exhibits are filed as a part of this report:
                 Exhibit 11 Statement re:  Computation of
                 Earnings Per Share
          (b) Reports on Form 8-K
               There were no reports filed on Form 8-K during the three-month period ended April 29, 1994.


                              SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and chief financial officer.
























                                     LANDS' END, INC.

Date: June 3, 1994                  By:  STEPHEN A. ORUM
                                         Stephen A. Orum
                                         Senior Vice President
                                        (Chief Financial Officer)


              LIST OF DOCUMENTS INCORPORATED BY REFERENCE

     In addition to the exhibits filed with this report, the exhibits listed below have been heretofore filed with the Securities and Exchange Commission as exhibits to the company's registration statement on Form S-8 (File No. 33-46133) and on Form S-1 (File No. 33-08217) or to other filings with the Commission and are incorporated herein as exhibits by reference, pursuant to Rule 24 of the SEC Rules of Practice. The exhibit number of the document so filed is stated next to the description of such exhibit. The file number for all other documents is 1-9769.

Table                                          Exhibit   Document
Number       Description of Item               Number   Description

 (3)    Articles of Incorporation and By-laws:

        Certificate of Incorporation of the
          company, as amended through
          October 3, 1986.                        1     S-1

        Amendment to Certificate of               3     10-Q
          Incorporation of the company,                 October 1987
          dated August 10, 1987.

        Amended and Restated By-Laws of           2     10-K 1993
          the company.

 (4)    Equity Instrument and Agreements
          relating to Debt Obligations:

        Form of Certificate to evidence           1     10-Q
          the Common stock.                             August 1990

 (10)   Material Contracts:

        Form of letter from bank approving        7     10-K 1992
          the company's unsecured line of
          credit and corresponding note.

        Term Loan Note and Loan Agreement        11     10-Q
          between the company and the                   August 1990
          American National Bank and Trust
          Company of Chicago.

        First Amendment to Loan Agreement        13     10-Q
          between the company and the                   August 1991
          American National Bank and Trust
          Company of Chicago, dated
          June 1, 1991.

        Second Amendment to Loan Agreement       15     10-K 1992
          between the company and the
          American National Bank and Trust
          Company of Chicago, dated
          January 27, 1992.

Table                                          Exhibit   Document
Number       Description of Item               Number   Description

(10)    Third Amendment to Loan Agreement        16     10-K 1993
          between the company and the
          American National Bank and Trust
          Company of Chicago, dated
          December 11, 1992.

        Fourth Amendment to Loan Agreement        1     10-K 1994
          between the company and the
          American National Bank and Trust
          Company of Chicago, dated
          December 1, 1993.

        Buying Agreement between the company      7     10-Q
          and European Buying Agency, Ltd.              November 1990

        Salaried Incentive Bonus Plan.            9     S-1

        Second Amended and Restated 1989         12     10-Q
          Restricted Stock Plan of the                  November 1991
          company.

        Amended and Restated Additional          17     10-Q
          Incentive Bonus Plan of the                   November 1991
          company.

        Stock Option Plan of the company.         2     10-K 1994

        Amended and Restated Retirement Plan,     3     10-K 1994
          dated February 1, 1992.

(13)    Annual Report to Shareholders for the           10-K 1994
          fiscal year ended January 28, 1994.


Exhibit 11:  Computation of Earnings Per Share

                      LANDS' END, INC. & SUBSIDIARIES
                     COMPUTATION OF EARNINGS PER SHARE

                                                 Three Months Ended
                                            April 29, 1994  April 30, 1993

Net income before cumulative effect
  of change in accounting..................... $ 4,878,000   $ 4,250,000
Cumulative effect of change in
  accounting for income taxes.................           0     1,300,000
Net income.................................... $ 4,878,000   $ 5,550,000

Average shares of common stock
  outstanding during the period...............  35,858,932    36,009,442
Incremental shares from assumed
  exercise of stock options (primary).........     758,876       318,050
                                                36,617,808    36,327,492

Net income per share before cumulative
  effect of change in accounting.............. $      0.14   $      0.12
Cumulative effect of change in accounting.....           -          0.04
Primary earnings per share.................... $      0.14   $      0.16

Average shares of common stock
  outstanding during the period...............  35,858,932    36,009,442

Incremental shares from assumed exercise
  of stock options (fully diluted)............     718,022       359,497
                                                36,576,954    37,368,939

Net income per share before cumulative
  effect of change in accounting.............. $      0.14   $      0.12
Cumulative effect of change in accounting.....           -          0.04
Fully diluted earnings per share               $      0.14   $      0.16

Average shares of common stock
  outstanding during the period...............  35,858,932    36,009,442

Basic earnings per share...................... $      0.14   $      0.16

Note: The above data has been adjusted to reflect the two-for-one stock split declared in May 1994.