Form 10-Q
period 1994-07-29
LANDS END INC
filed 1994-09-12
CIK 799288

September 9, 1994



Securities and Exchange Commission
Washington, D.C.  20549



Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-Q for the quarter ended July 29, 1994.

Sincerely,



KATHY GIES
Kathy Gies
Lands' End, Inc.
One Lands' End Lane
Dodgeville, WI  53595








                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                           _______________

                              FORM 10-Q

(Mark one)
    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the Quarter Ended July 29, 1994
                            OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.

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


          Yes   X                             No


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 9, 1994:


Common stock, $.01 par value        34,879,405 shares outstanding




                  LANDS' END, INC. & SUBSIDIARIES
                         INDEX TO FORM 10-Q


                                                                Page
                                                               Number
PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

           Consolidated Statements of Operations for the
              Three Months Ended July 29, 1994, and
              July 30, 1993 .....................................  3

           Consolidated Statements of Operations for the
               Six Months Ended July 29, 1994, and July 30, 1993.  4

           Consolidated Balance Sheets, at July 29, 1994,
              and January 28, 1994 ..............................  5

           Consolidated Statements of Cash Flows for the
              Six Months Ended July 29, 1994, and
              July 30, 1993 ....................................   6

           Notes to Consolidated Financial Statements ......... 7-14

   Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations ..................................... 15-18

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings .................................... 19

   Item 4. Submission of Matters to a Vote of
              Security Holders .................................. 19

   Item 6. Exhibits and Reports on Form 8-K ..................... 19

   Signature .................................................... 20


     PART I. FINANCIAL INFORMATION
          Item 1.    Financial Statements


LANDS' END, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

                                                Three Months Ended
                                                July 29,   July 30,
                                                  1994       1993
                                                    (Unaudited)

Net Sales ..................................... $179,833   $151,076
  Cost of sales ...............................  102,509     88,390

Gross profit ..................................   77,324     62,686

  Selling, general and administrative
  expenses ....................................   71,607     56,753

Income from operations ........................    5,717      5,933
  Other income (expense):
      Interest expense ........................     (273)       (19)
      Interest income .........................        7         40
      Other ...................................      200        (36)

  Total other income (expense), net ...........      (66)       (15)

Income before income taxes ....................    5,651      5,918
  Income tax provision.........................    2,238      2,364

Net income .................................... $  3,413   $  3,554

Net income per share .......................... $   0.10   $   0.10

Note:   Per share data reflects the two-for-one stock split declared in May, 1994.

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.



LANDS' END, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

                                                 Six Months Ended
                                                July 29,   July 30,
                                                  1994       1993
                                                    (Unaudited)

Net Sales ..................................... $366,844   $307,333
  Cost of sales ...............................  209,803    180,471

Gross profit ..................................  157,041    126,862

  Selling, general and administrative
  expenses ....................................  143,514    114,289

Income from operations ........................   13,527     12,573
  Other income (expense):
      Interest expense ........................     (314)       (38)
      Interest income .........................       67        128
      Other ...................................      437        106

  Total other income (expense), net ...........      190        196

Income before income taxes and cumulative
  effect of change in accounting...............   13,717     12,769

  Income tax provision.........................    5,418      4,972


Net income before cumulative effect of
  change in accounting......................... $  8,299   $  7,797

Cumulative effect of change in
  accounting for income taxes..................        -      1,300

Net income .................................... $  8,299   $  9,097

Net income per share before cumulative
    effect of change in accounting............. $   0.23   $   0.21
Cumulative effect of change in accounting .....        -       0.04

Net income per share .......................... $   0.23   $   0.25

Note: Per share data reflects the two-for-one stock split declared in May, 1994.

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                 LANDS' END, INC. & SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)
                                         July 29,    January 28,
                                           1994         1994
Assets                                   (Unaudited)
Current assets:
    Cash and cash equivalents............ $  1,790    $ 21,569
    Receivables..........................    1,721       3,644
    Inventory............................  194,716     149,688
    Prepaid expenses.....................   12,040      11,787
    Income taxes receivable                    530           -
    Deferred income tax benefit..........    5,588       5,588
Total current assets.....................  216,385     192,276
Property, plant and equipment, at cost:
    Land and buildings...................   61,107      60,866
    Fixtures and equipment...............   64,352      57,769
    Leasehold improvements...............    1,714       1,346
    Construction in progress.............    2,861           -
Total property, plant and equipment......  130,034     119,981
    Less - accumulated depreciation
      and amortization...................   45,618      40,290
Property, plant and equipment, net.......   84,416      79,691
Intangibles, net.........................    4,335       1,863
Total assets............................. $305,136    $273,830

Liabilities and shareholders' investment
Current liabilities:
    Lines of credit...................... $ 64,125    $      -
    Current maturities of long-term debt.       40          40
    Accounts payable.....................   52,065      54,855
    Reserve for returns..................    2,450       3,907
    Advance payment on orders............      234         568
    Accrued liabilities..................   17,706      16,875
    Accrued profit sharing...............      178       2,276
    Income taxes payable.................        -      12,528
Total current liabilities................  136,798      91,049
Long-term debt, less current maturities..       40          40
Deferred income taxes....................    5,200       5,200
Minority interest........................      440         256
Shareholders' investment:
    Common stock, 40,220,588 and 20,110,294
     issued respectively.................      402         201
    Donated capital......................    8,400       8,400
    Paid-in capital......................   24,711      24,888
    Deferred compensation................   (1,827)     (2,001)
    Currency translation adjustments.....      214         246
    Retained earnings....................  201,771     193,460
    Treasury stock, 5,373,670 and 2,154,235
      shares at cost, respectively.......  (71,013)    (47,909)
Total shareholders' investment...........  162,658     177,285
Total liabilities and shareholders'
  investment............................. $305,136    $273,830

Note: Per share data reflects the two-for-one stock split declared in May 1994.

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.


                 LANDS' END, INC. & SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                                           Six Months Ended
                                         July 29,    July 30,
                                            1994        1993
                                              (Unaudited)
Cash flows (used for) from
  operating activities:
    Net income before cumulative effect.. $  8,299   $  7,797
    Adjustments to reconcile net income
       to net cash flows from operating
       activities -
        Depreciation and amortization....    5,007      3,996
        Deferred compensation expense....      174        111
        Loss on sales of fixed assets....        -         38
        Changes in current assets and
          liabilities:
            Receivables..................    1,923     (1,965)
            Inventory....................  (45,028)   (28,582)
            Prepaid expenses.............     (253)    (3,672)
            Income taxes receivable           (530)      (636)
            Accounts payable.............   (2,790)     8,713
            Reserve for returns..........   (1,457)    (1,684)
            Advance payment on orders..       (334)      (746)
            Accrued liabilities........        831      4,723
            Accrued profit sharing.....     (2,098)    (1,225)
            Income taxes payable.......    (12,528)   (10,958)
    Other................................      152        461
    Net cash flows used for
      operating activities...............  (48,632)   (23,629)

Cash flows (used for) from
  investing activities:
    Purchase of assets...................   (9,656)    (6,947)
    Proceeds from sales of fixed assets..        -          4
    Purchase of subsidiary...............   (2,536)         -
Net cash flows used for
        investing activities.............  (12,192)    (6,943)

Cash flows (used for) from
  financing activities:
    Proceeds from short-term borrowing...   64,125     10,000
    Tax effect of exercise of stock
      options............................       24          -
    Purchases of treasury stock..........  (23,104)    (1,881)
      Net cash flows from
        financing activities.............   41,045      8,119
Net increase (decrease) in cash
  and cash equivalents...................  (19,779)   (22,453)
Beginning cash and cash equivalents         21,569     22,754
Ending cash and cash equivalents......... $  1,790   $    301
Supplemental cash flow disclosures:
    Interest paid........................ $    193    $    41
    Income taxes paid....................   18,035     16,540

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                LANDS' END, INC. & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Information pertaining to July 29, 1994, and the three months ended July 29, 1994, and July 30, 1993, is unaudited.)


     The condensed consolidated financial statements included herein have been prepared by Lands' End, Inc. (the company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods disclosed within this report are not necessarily indicative of future financial results. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K, and Form 10-Q for the quarter ended April 29, 1994.

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business
     Lands' End, Inc., (the company) is a direct marketer of traditionally styled apparel, domestics (primarily bedding and bath items), soft luggage, and other products.

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

Inventory
     Inventory, primarily merchandise held for sale, is stated at last-in, first-out (LIFO) cost, which is lower than market. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventory would have been approximately $19.7 million and $19.1 million higher than reported at July 29, and January 28, 1994, respectively.

Catalog costs
     Prepaid expenses primarily consist of catalog production and mailing costs that have not yet been fully amortized over the expected revenue stream, which is approximately three months from the date catalogs are mailed.


                 LANDS' END, INC. & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Information pertaining to July 29, 1994, and the three months ended July 29, 1994, and July 30, 1993, is unaudited.)

Depreciation
     Depreciation expense is calculated using the straight-line method over the estimated useful lives of the assets, which are 20 to 30 years for buildings and land improvements and 5 to 10 years for leasehold improvements and furniture, fixtures, equipment, and software. The company provides one-half year of depreciation in the year of addition and retirement.

Intangibles
     Intangible assets consist primarily of goodwill, the excess of cost over the fair market value of net assets of businesses purchased. Goodwill is being amortized over 40 years on a straight-line basis. Other intangibles are amortized over a shorter life. Total accumulated amortization of all intangibles was $201,000 as of July 29, 1994.

Net income per share
     Net income per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. The weighted average common shares outstanding were
35.0 million and 35.9 million after the two-for-one stock split (See Note 2) for the three-month periods ended July 29, 1994, and July 30, 1993, respectively; and 35.4 million and 36.0 million for the six-month periods ended July 29, 1994, and July 30, 1993, respectively. Common stock equivalents consisting of awards, grants and stock options which have been issued by the company. The common stock equivalents do not significantly dilute basic earnings per share.

Reserve for losses on customer returns
     At the time of sale, the company provides a reserve equal to the gross profit on projected merchandise returns, based on its prior returns experience.

Forward exchange contracts and import letters of credit
1. Forward exchange contracts are for delivery or purchase of foreign currencies at specified future dates. These contracts are entered into by the company as a hedge against foreign currency exposures. At July 29, 1994, the company had forward exchange contracts maturing during fiscal 1995 to sell approximately 1.7 million British pounds and 47.3 million yen, and to purchase about 1.2 million British pounds and 3.0 million Canadian dollars.
2. Import letters of credit are for commitments issued through third parties to guarantee payments for merchandise within specified time periods according to terms of the agreements. Import letters of credit were approximately $15.6 million as of July 29, 1994.

Foreign currency translation
     Financial statements of the foreign subsidiaries are translated into U.S. dollars in accordance with the provisions of SFAS 52. Foreign currency transaction gains were $214,000 and $218,000 for the six-month periods ended July 29, 1994, and July
30, 1993, respectively.


                 LANDS' END, INC. & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Information pertaining to July 29, 1994, and the three months ended July 29, 1994, and July 30, 1993, is unaudited.)


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

Two-for-one stock split
     In May 1994, the company declared a two-for-one split in the company's common stock, that was effected as a stock dividend payable on June 15, 1994, to shareholders of record as of May 31, 1994. The stock split resulted in an increase in the stated capital of the company from $201,103 to $402,206 with a corresponding reduction in paid-in capital. This has been reflected retroactively in the share presentation and earnings per share calculations presented.

Treasury stock
     The company's board of directors authorized the additional purchase of 1.0 million shares of the company's common stock. Total shares authorized to be purchased increased from 3.1 million to 4.1 million. After the two-for-one stock split, this number increased from 4.1 million shares to 8.2 million. After the effect of the stock split, a total of 5.9 million and 4.8 million shares had been purchased as of July 29, and January 28, 1994, respectively.

Stock awards and grants
     Shareholders of the company have approved the company's restricted stock award plan. Under the provisions of the plan, a committee of the company's board of directors may award shares of the company's common stock to its officers and key employees. Such shares generally vest over a ten-year period on a straight-line basis from the date of the award.

     In addition, the company has granted shares of its common stock to individuals as an inducement to enter the employ of the company. The shares granted are subject to vesting on a straight-line basis over a ten-year period.


                 LANDS' END, INC. & SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
 (Information pertaining to July 29, 1994, and the three months ended July 29, 1994, and July 30, 1993, is unaudited.)

After the effect of the two-for-one stock split, the following table reflects the activity under the stock award and stock grant plans:
                                             Awards    Grants
          Balance at January 31, 1991       100,000    22,000
               Granted                            -
               Forfeited                      2,880         -
          Balance at January 31, 1992        97,120    22,000
               Granted                       74,000         -
               Forfeited                          -         -
          Balance at January 29, 1993       171,120    22,000
               Granted                       27,200         -
               Forfeited                      3,600         -
          Balance at January 28, 1994       194,720    22,000
               Granted                            -         -
               Forfeited                      2,400         -
          Balance at July 29, 1994          192,320    22,000

     A total of 60,120 shares awarded and granted have vested as of July 29, 1994.

     The granting of the above awards and grants has been recorded as deferred compensation based on the fair market value of the shares at the date of grant. Compensation expense under these plans is recorded as shares vest.

Stock options
     Upon shareholder approval, the company increased its reserved shares from 1.0 million to 1.3 million shares of common stock, either authorized and unissued shares or treasury shares, for use by the plan. After the two-for-one stock split, the shares increased from 1.3 million to 2.5 million. Options are granted at the discretion of a committee of the company's board of directors to officers and key employees of the company. No option may have an exercise price less than the fair market value per share of the common stock at the date of grant.

After the effect of the two-for-one stock split, activity under the stock option plan is as follows:
                                                       Average
                                                      Exercise
                                           Options      Price
          Balance at January 31, 1991       900,000    $ 6.38
               Granted                      480,000    $12.69
               Exercised                          -         -
          Balance at January 31, 1992     1,380,000    $ 8.57
               Granted                       80,000    $13.96
               Exercised                    400,000    $ 6.38
          Balance at January 29, 1993     1,060,000    $ 9.81
               Granted                      637,200    $19.12
               Exercised                      8,000    $12.69
          Balance at January 28, 1994     1,689,200    $13.31
               Granted                            -         -
               Exercised                      5,000      6.38
          Balance at July 29, 1994        1,684,200    $13.33



                    LANDS' END, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
 (Information pertaining to July 29, 1994, and the three months ended July 29, 1994, and July 30, 1993, is unaudited.)


     The above options outstanding vest over a 5 year period from the date of grant (1,084,200) or on the fifth anniversary from the date of grant (600,000). A total of 371,000 options have vested as of July 29, 1994. The outstanding options expire as follows:

                    1995   -   495,000
                    2001   -   472,000
                    2002   -    80,000
                    2003   -   637,200
                             1,684,200

NOTE 3.  INCOME TAXES

     In January 1993, the company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the liability method prescribed by SFAS 109, deferred taxes are provided based upon enacted tax laws and rates applicable to the periods in which taxes become payable.

     Temporary differences which give rise to deferred tax assets and liabilities are as follows (in thousands):

                     Net Current Deferred  Net Long-term Deferred
                         Tax Benefit          Tax Liabilities

Catalog advertising        $(1,988)               $     -
Inventory                    5,585                      -
Employee benefits              673                      -
Reserve for returns            482                      -
Depreciation                     -                  5,200
Foreign operating loss
  carryforwards                  -                   (933)
Valuation allowance              -                    933
Other                          836                      -
                           $ 5,588                $ 5,200

A valuation allowance has been established for the deferred income tax benefits related to certain subsidiary loss carryforwards, which may not be realized.

In all periods presented, the differences between income taxes at the statutory federal income tax rate of 35 percent, and income taxes reported in the consolidated statements of operations are due primarily to the effect of state income taxes.




                 LANDS' END, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
 (Information pertaining to July 29, 1994, and the three months ended July 29, 1994, and July 30, 1993, is unaudited.)


NOTE 4.  LINES OF CREDIT

     On September 2, 1994, the company increased its unsecured lines of credit from a total of $110 million to $130 million. Borrowings bear interest at the banks' prime rates, or at the company's option, LIBOR plus a fixed percentage, or Federal Funds rate-based negotiated pricing or the banks' Wholesale Certificate of Deposit rate plus a fixed percentage. There was $61 million outstanding at July
29, 1994, at interest rates averaging 4.9%, compared to no outstanding amount on January 28, 1994.

     In addition, the company has unsecured lines of credit with foreign banks totaling the equivalent of $20 million for a wholly owned foreign subsidiary. There was $3 million outstanding at July 29, 1994, at interest rates averaging 3.0%, compared to none as of January 28, 1994.

NOTE 5.  LONG-TERM DEBT

     Long-term debt was $40,000 as of July 29, 1994, and January 28, 1994.

     The company has an agreement which expires December 31, 1994, with a bank for a $20 million credit facility. As of September 2, 1994, this facility has been temporarily converted to unsecured lines of credit (see Note 4 above). Outstanding balances will bear interest at the bank's prime rate or, at the company's option, LIBOR plus a fixed percentage. The company is currently in compliance with all lending conditions and covenants related to this debt facility.

NOTE 6.  LEASES AND PURCHASE COMMITMENTS

     The company leases store and office space and equipment under various leasing arrangements. The leases are accounted for as operating leases. Total rental expense under these leases was $2.0 million and $1.5 million for the three-month periods ended July 29, 1994, and July 30, 1993, respectively. Rental expense for the six-month periods ended July 29, 1994, and July 30, 1993, was $4.1 million and $3.3 million, respectively.

     Total future fiscal year commitments under these leases as of July 29, 1994, are as follows (in thousands):

               1995 (six months)       $  2,884
               1996                       5,256
               1997                       4,385
               1998                       2,599
               1999                         894
               After 1999                 2,102
                                       $ 18,120

Purchase commitments as of July 29, 1994, for property, plant and equipment were $9.3 million.



                   LANDS' END, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
 (Information pertaining to July 29, 1994, and the three months ended July 29, 1994, and July 30, 1993, is unaudited.)

NOTE 7.  RETIREMENT PLAN AND ACCRUED COMPENSATION

     The company has a retirement plan which covers most regular employees and provides for annual contributions at the discretion of the board of directors. Also included in the plan is a 401(k) feature which allows employees to make contributions and the company to match a portion of those contributions. Total expense provided under this plan was $364,000 and $469,000 for the three-month periods ended July 29, 1994, and July 30, 1993, respectively. Total expenses were $1.1 million for the six-month periods ended July 29, 1994, and July 30, 1993. Accrued liabilities include accrued compensation of $1.1 million and $1.6 million at July 29, 1994, and January 28, 1994, respectively.

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

NOTE 9.  ACQUISITION

     In July 1994, the company formed a wholly-owned subsidiary that acquired the marketing rights and assets of MontBell America, Inc., which designs, develops and distributes premier technical outdoor clothing and equipment through the wholesale channel to outdoor specialty stores, primarily in the United States. MontBell America, Inc., had sales of $2.3 million in 1993.




                   LANDS' END, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
 (Information pertaining to July 29, 1994, and the three months ended July 29, 1994, and July 30, 1993, is unaudited.)

     In March 1993, the company purchased a majority interest in a catalog company, The Territory Ahead. Merchandise offered in the catalog consists of private label sportswear, accessories and luggage. They design casual merchandise that is colorful and has an outdoor flavor. The emphasis is on fine detailing, unique fabrications, updated styling, and excellent quality. Beginning in 2003, the minority shareholders have the option to require the company to purchase their shares, and the company will have the option to require the minority shareholders to sell their shares in The Territory Ahead. The price per share would be based on the fair market value of The Territory Ahead.

     Results of operations of MontBell America, Inc., and The Territory Ahead were not material to the company, and as a result, no pro forma data is presented. The transactions were accounted for using the purchase method. The excess of the purchase price over the fair value of net assets was recorded as goodwill. The operating results of MontBell America, Inc., and The Territory Ahead are included in the consolidated financial statements of the company from their respective dates of acquisition.


Item 2.              Management's Discussion
                          and Analysis


Results of Operations


        Three Months Ended July 29, 1994, compared with
                Three Months Ended July 30, 1993


     The company's net sales in the second quarter of fiscal 1995 increased 19.0 percent to $179.8 million, from $151.1 million in the second quarter of fiscal 1994. Net sales for the quarter just ended rose mainly due to increased circulation of primary and specialty catalogs and continued strength in the women's apparel lines. Additional benefit to net sales came from strong performances from the company's international and new businesses, The Territory Ahead and Corporate Sales.

     Inventory at the end of the second quarter was $194.7 million, up from $134.6 million a year ago. The company has brought in imported goods for the fall season earlier than usual to avoid possible quota closing problems similar to those experienced in fall 1993. These early deliveries, combined with the increased carryover of last fall's merchandise, account for about 40 percent of the rise in inventory. In addition, the major spring/summer clearance catalog is not mailed until mid-August. Also, the growth in the UK and TTA and the addition of Montbell has contributed to the overall increase in inventory. While higher inventory levels may result in greater product liquidations in future periods, they allow the company to achieve higher order fulfillment and stronger sales performance.

     Gross profit in the quarter just ended was $77.3 million, or
43.0 percent of net sales, compared with $62.7 million, or 41.5 percent of net sales, in the second quarter of the prior year. The increase in gross profit margin was due to lower merchandise costs from improvements in domestic and off-shore sourcing. Liquidations of excess inventory were about 10 percent of net sales in the quarter just ended, compared to approximately
9 percent in the prior year.


     Selling, general and administrative expenses increased
26 percent to $71.6 million in the quarter just ended, compared with $56.8 million in the same period last year. As a percentage of sales, SG&A was 39.8 percent, compared with 37.6 percent in the similar period a year ago. The rise in the SG&A percentage was mainly due to a continuation of the company's strategy of aggressive investment spending to expand its customer acquisition programs in advance of next year's postal rate increase, to grow its international businesses, to build its new businesses, and to improve its information systems. In mid-June, the company instituted a new two-day UPS delivery service utilizing tiered shipping that cut its standard delivery time in half. The cost of providing this higher level of customer service also had a negative effect on the SG&A percentage. While catalog mailings were increased during the quarter, the associated expenses were mostly offset by reductions in catalog production costs. As management had anticipated, the heavy investments made for long-term growth had a negative impact on the SG&A ratio and on profits. The company, however, is pleased with the strong sales performance and the improvement in gross profit margin for the quarter, especially while maintaining its value positioning in today's competitive retail market.

     Net income in the second quarter of fiscal 1995 was $3.4 million or $0.10 per weighted average common share outstanding compared with net income of $3.6 million, or $0.10 per share in the second quarter last year.

Six Months Ended July 29, 1994, compared with Six Months Ended
July 30, 1993

     The company's net sales in the first six months of fiscal 1995 increased 19 percent to $366.8 million from $307.3 million in the same period last year. The increase in net sales was due primarily to the same factors disclosed above for the three months ended July 29, 1994.

     Gross profit of $157.0 million for the first six months of fiscal 1995 increased 23.8 percent from $126.9 million in the same six-month period last year. The increase in gross profit was due principally to the same factors disclosed above for the second quarter ended July 29,1994. As a percentage of net sales, gross profit increased from 41.3 percent in fiscal 1994 to
42.8 percent in fiscal 1995. The percentage of increase was due in part to reduced merchandise costs and increased margin through better sourcing. Year-to-date liquidation sales have been about the same percentage as last year.

     Selling, general and administrative expenses increased 25.6 percent to $143.5 million in the first six months of fiscal 1995 from $114.3 million in the same period last year. This increase was due primarily to the increased sales volume. As a percentage of net sales, selling, general and administrative expenses increased to 39.1 percent in fiscal 1995 from 37.2 percent in fiscal 1994. The percentage increased as a result of increased catalog advertising, relatively higher variable costs (due primarily to higher shipping and handling costs), and greater fixed expenses related to the previously mentioned increase in investment spending.

     Net income in the first half of fiscal 1995 was $8.3 million, or 23 cents per share, compared with $7.8 million, or 21 cents per share, earned in the first half of the prior year before the cumulative effect of an accounting change. During the first quarter last year, the company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as required. This added $1.3 million of net income, or 4 cents per share, to the results for the first six months of fiscal 1994, bringing the total for that period to 25 cents per share. (All per share amounts have been adjusted to reflect the two-for-one stock split declared in May 1994.)




     The Financial Accounting Standards Board recently issued Statement Nos. 112 and 115, "Employer's Accounting for Post-employment benefits" and "Accounting for Certain Investments in Debt and Equity Securities," respectively. The company adopted these standards in the first quarter of fiscal 1995, and they do not have a material impact.

Seasonality

     The company's business is highly seasonal. The fall/winter season, which the company regards as a five-month period ending in December, includes the peak selling season during the Thanks-giving and Christmas holidays in the company's fourth quarter.
In the longer spring/summer season, orders are fewer and the merchandise offered generally has lower unit selling prices than products offered in the fall/winter season. As a result, net sales are usually substantially greater in the fall/winter season and SG&A as a percentage of net sales is usually higher in the spring/summer season. In addition, as the company continues to refine its marketing efforts by experimenting with the timing of its catalog mailings, quarterly results may fluctuate.

Liquidity and Capital Resources

     To date, the bulk of the company's working capital needs have been met through funds generated from operations and from short-term bank lines. The company's principal need for working capital has been to meet peak inventory requirements associated with its seasonal sales pattern. In addition, the company's resources have been used to make asset additions, to purchase treasury stock, pay cash dividends to shareholders, to acquire the marketing rights and assets of MontBell America, Inc., and to purchase a majority interest in a specialty catalog company, The Territory Ahead.

     The company could experience an adverse impact to expenses if there is a legislated change in health care benefits provided to temporary employees. Due to the seasonal nature of the business, it is a necessity that the company utilize temporary employees during the busy holiday season. During the peak winter season of fiscal 1994, approximately 3,500 of the company's 6,400 employees were temporary employees. Currently, health care benefits are not provided to temporary employees.

     The company continues to explore investment opportunities arising from the expansion of its international business, the development of new businesses and the acquisition of existing businesses. These efforts, which could have a negative impact on earnings during the initial years of the investments, are not expected to have a material effect on liquidity.

     As of September 2, 1994, the company increased its unsecured bank credit lines from a total of $110 million to $130 million. At July 29, 1994, the company had $61 million outstanding on its short-term lines of credit compared to $10 million as of July 30, 1993. The company has a separate $20 million bank facility available to fund treasury stock purchases and capital expenditures. This agreement has been temporarily converted to unsecured lines of credit and is included in the $130 million above. The facility runs through December 31, 1994.

     In addition, the company obtained lines of credit with foreign banks totaling the equivalent of $20 million for a wholly owned foreign subsidiary. The company had about $3 million outstanding on these short-term lines of credit as of July 29, 1994.

     The company purchased 5,975,383 shares of its common stock from February 1, 1990, through September 9, 1994. As of
September 9, 1994, the company was authorized to purchase up to an additional 2,224,617 shares. For further information, see note 2 to the consolidated financial statements.

     Capital expenditures for fiscal 1995 are currently planned to be about $24 million, of which $9.3 million had been expended through July 29, 1994. Major projects will include constructing a second distribution center in Reedsburg, Wisconsin, new computer hardware and software, and new materials handling equipment. The company believes that its cash flow from operations and borrowings under its credit facilities will be adequate to meet its capital requirements and operational needs for the foreseeable future.


PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
         There are no material legal proceedings presently pending, except for routine litigation incidental to the business, to which Lands' End, Inc., is a party or of which any of its property is the subject.

Items 2 and 3 are not applicable and have been omitted.

Item 4. Submission of Matters to a Vote of Security Holders There were no matters submitted to a vote of security holders for the quarter ended July 29, 1994, other than those disclosed in the Form 10-Q dated April 29, 1994, reporting the results of the company's annual meeting.

Item 5.  Other Information

         On August 17, 1994, David F. Dyer, vice chairman of merchandising and sales resigned to accept the position of chief operating officer with Home Shopping Network in Florida. Dyer had been a member of the company's board of directors since 1991.

Item 6.  Exhibits and Reports on Form 8-K
     (a) Exhibits
         The following exhibits are filed as a part of this report:

     Table                                               Exhibit
     Number               Description                    Number

      (3)   Amendment to Certificate of Incorporation       4
               of the company, dated May 20, 1994.

     (11)   Statement of recomputation of earnings per
               share                                        1

     (b) Reports on Form 8-K
         A report on Form 8-K was filed July 6, 1994, reporting a meeting with members of the financial community in New York, New York, on Thursday, May 19,
         1994.


                            SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and chief financial officer.
























                                     LANDS' END, INC.

Date: September 9, 1994            By:  STEPHEN A. ORUM
                                         Stephen A. Orum
                                         Senior Vice President
                                        (Chief Financial Officer)



               LIST OF DOCUMENTS INCORPORATED BY REFERENCE

     In addition to the exhibits filed with this report, the exhibits listed below have been heretofore filed with the Securities and Exchange Commission as exhibits to the company's registration statement on Form S-8 (File No. 33-46133) and on Form S-1 (File No. 33-08217) or to other filings with the Commission and are incorporated herein as exhibits by reference, pursuant to Rule 24 of the SEC Rules of Practice. The exhibit number of each document so filed is stated next to the description of such exhibit. The file number for all other documents is 1-9769.

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

(13)    Annual Report to Shareholders for the           10-K 1994
          fiscal year ended January 28, 1994.




Exhibit 3.4:


                             State of Delaware

                     Office of the Secretary of State

                     ---------------------------------


     I, William T. Quillen, Secretary of State of the State of Delaware, do hereby certify the attached is a true and correct copy of the certificate of Amendment of "Lands' End, Inc.", filed in this office on the nineteenth day of May, A.D. 1994, at 9 o'clock a.m.

     A certified copy of this certificate has been forwarded to the Kent County Recorder of Deeds for recording.






                              WILLIAM T. QUILLEN
                              William T. Quillen, Secretary of State


                              AUTHENTICATION:  7125684

                                        DATE:  05-20-94




                         CERTIFICATE OF AMENDMENT
                                    OF
                       CERTIFICATE OF INCORPORATION
                                    OF
                             LANDS' END, INC.

                       ____________________________
                      Adopted in accordance with the
                     provisions of Section 242 of the
                      General Corporation Law of the
                             State of Delaware

                                 * * * * *

     William T. End and Robert S. Osborne, being the President and Secretary of Lands' End, Inc., a corporation organized and existing under and by virtue of the laws of the State of Delaware (the "Corporation"), do hereby certify as follows:

     FIRST: The Certificate of Incorporation of the Corporation (the "Certificate of Incorporation") is hereby amended by deleting the first paragraph of ARTICLE FOURTH and substituting in lieu thereof the following:

               "The total number of shares of stock which which the Corporation has authority to issue is 165,000,000 shares, of which 5,000,000 shares shall be designated Serial Preferred Stock, par value $.01 per share, and 160,000,000 shares shall be Common Stock, par value $.01 per share."

     SECOND: The Board of Directors of the Corporation approved the foregoing amendment pursuant to the provisions of Sections 141 and 242 of the General Corporation Law of the State of Delaware and directed that the amendment be submitted to the stockholders of the Corporation for their consideration and approval.

     THIRD: The stockholders of the Corporation approved the foregoing amendment pursuant to the provisions of Sections 228 and 242 of the General Corporation Law of the State of Delaware.

                                   * * *


     IN WITNESS WHEREOF, the undersigned, being the President and Secretary hereinabove named, for the purpose of amending the Certificate of Incorporation of the Corporation pursuant to the General Corporation Law of the State of Delaware, under penalties of perjury do each hereby declare and certify that this is the act and deed of the Corporation and the facts stated herein are true, and accordingly have hereunto signed this Certificate of Amendment of Certificate of Incorporation this 18th day of May, 1994.

                                   LANDS END, INC.


                                   WILLIAM T. END
                                   William T. End, President



ATTEST:


ROBERT S. OSBORNE
Robert S. Osborne, Secretary




Exhibit 11.1:  Computation of Earnings Per Share

                        LANDS' END, INC. & SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE
(In thousands, except per share amounts)


                                    Three Months Ended  Six Months Ended
                                     07/29/94 07/30/93  07/29/94 07/30/93

Net income before cumulative effect
  of change in accounting............ $ 3,413  $ 3,554   $ 8,299  $ 7,797
Cumulative effect of change in
  accounting for income taxes........       -        -         -    1,300

Net income .......................... $ 3,413    3,554     8,299    9,097

Average shares of common stock
  outstanding during the period......  35,046   35,924    35,446   35,966
Incremental shares from
  assumed exercise of stock
  options (primary)..................     605      358       690      337

                                       35,651   36,282    36,136   36,303

Net income per share before cumulative
  effect of change in accounting..... $  0.10  $  0.10   $  0.23  $  0.21
Cumulative effect of change
  in accounting......................       -        -         -     0.04

Primary earnings per share........... $  0.10  $  0.10   $  0.23  $  0.25

Average shares of common stock
  outstanding during the period......  35,046   35,924    35,446   35,966
Incremental shares from assumed
  exercise of stock options
  (fully diluted)....................     605      350       690      350

                                       35,651   36,274    36,136   36,316

Net income per share before cumulative
  effect of accounting change........ $  0.10  $  0.10   $  0.23  $  0.21
Cumulative effect of change
  in accounting......................       -        -         -     0.04

Fully diluted earnings per share..... $  0.10  $  0.10   $  0.23  $  0.25

Average shares of common stock
  outstanding during the period......  35,046   35,924    35,446   35,966

Basic earnings per share............. $  0.10  $  0.10   $  0.23  $  0.25