Form 10-Q
period 1994-10-28
LANDS END INC
filed 1994-12-12
CIK 799288

December 12, 1994



Securities and Exchange Commission
Washington, D.C.  20549



Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-Q for the quarter ended October 28, 1994.

Sincerely,

KATHY L. GIES
Lands' End, Inc.
One Lands' End Lane
Dodgeville, WI.  53556


























                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549
                                        _______________

                                           FORM 10-Q

(Mark one)
    X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934.
              For the Quarter Ended October 28, 1994
                                OR
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934.

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


          Yes   X                             No


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 12, 1994:


Common stock, $.01 par value        34,887,356 shares outstanding





                 LANDS' END, INC. & SUBSIDIARIES
                         INDEX TO FORM 10-Q


                                                                Page
                                                               Number
PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

           Consolidated Statements of Operations for the
              Three Months Ended October 28, 1994, and
              October 29, 1993 ..................................  3

           Consolidated Statements of Operations for the
              Nine Months Ended October 28, 1994, and
              October 29, 1993 ..................................  4

           Consolidated Balance Sheets, at October 28, 1994,
              and January 28, 1994 ..............................  5

           Consolidated Statements of Cash Flows for the
              Nine Months Ended October 28, 1994, and
              October 29, 1993 ..................................  6

           Notes to Consolidated Financial Statements ......... 7-13

   Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations ..................................... 14-17

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings .................................... 18

   Item 4. Submission of Matters to a Vote of
              Security Holders .................................. 18

   Item 5. Other Information .................................... 18

   Item 6. Exhibits and Reports on Form 8-K ..................... 18

   Signature .................................................... 19


                   LANDS' END, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share amounts)

                                                Three Months Ended
                                              October 28, October 29,
                                                  1994        1993
                                                    (Unaudited)

Net Sales ..................................... $246,209   $215,133
  Cost of sales ...............................  146,033    127,620

Gross profit ..................................  100,176     87,513

  Selling, general and administrative
  expenses ....................................   93,539     74,031

Income from operations ........................    6,637     13,482
  Other income (expense):
      Interest expense ........................     (971)      (228)
      Interest income .........................        -          -
      Other ...................................      665       (137)

  Total other expense, net.....................     (306)      (365)

Income before income taxes ....................    6,331     13,117
  Income tax provision.........................    2,498      5,141

Net income .................................... $  3,833   $  7,976

Net income per share .......................... $   0.11   $   0.22

Note:   Per share data reflects the two-for-one stock split declared in May 1994.


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.




                  LANDS' END, INC. & SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except per share amounts)

                                               Nine Months Ended
                                             October 28,  October 29,
                                                  1994       1993

                                                    (Unaudited)

Net Sales ..................................... $613,053   $522,466
  Cost of sales ...............................  355,836    308,091

Gross profit ..................................  257,217    214,375

  Selling, general and administrative
  expenses ....................................  237,053    188,320

Income from operations ........................   20,164     26,055
  Other income (expense):
      Interest expense ........................   (1,285)      (266)
      Interest income .........................       67        128
      Other ...................................    1,102        (31)

  Total other expense, net ....................     (116)      (169)

Income before income taxes and cumulative
  effect of change in accounting...............   20,048     25,886

  Income tax provision.........................    7,916     10,113


Net income before cumulative effect of
  change in accounting......................... $ 12,132   $ 15,773

Cumulative effect of change in
  accounting for income taxes..................        -      1,300

Net income .................................... $ 12,132   $ 17,073

Net income per share before cumulative
    effect of change in accounting............. $   0.34   $   0.44
Cumulative effect of change in accounting .....        -       0.04

Net income per share .......................... $   0.34   $   0.48

Note: Per share data reflects the two-for-one stock split declared in May 1994.

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                 LANDS' END, INC. & SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                      (Amounts in thousands)
                                        October 28,  January 28,
                                          1994         1994
Assets                                       (Unaudited)
Current assets:
    Cash and cash equivalents............ $  1,020    $ 21,569
    Receivables..........................    3,304       3,644
    Inventory............................  254,516     149,688
    Prepaid expenses.....................   16,826      11,787
    Income taxes receivable..............      417           -
    Deferred income tax benefit..........    5,588       5,588
Total current assets.....................  281,671     192,276
Property, plant and equipment, at cost:
    Land and buildings...................   67,749      60,866
    Fixtures and equipment...............   70,486      57,769
    Leasehold improvements...............    1,922       1,346
Total property, plant and equipment......  140,157     119,981
    Less - accumulated depreciation
      and amortization...................   47,261      40,290
Property, plant and equipment, net.......   92,896      79,691
Intangibles, net.........................    3,704       1,863
Total assets............................. $378,271    $273,830

Liabilities and shareholders' investment
Current liabilities:
    Lines of credit...................... $106,252    $      -
    Current maturities of long-term debt.       40          40
    Accounts payable.....................   72,595      54,855
    Reserve for returns..................    4,643       3,907
    Advance payment on orders............      472         568
    Accrued liabilities..................   21,450      16,875
    Accrued profit sharing...............      460       2,276
    Income taxes payable.................        -      12,528
Total current liabilities................  205,912      91,049
Long-term debt, less current maturities..       40          40
Deferred income taxes....................    5,200       5,200
Long-term liabilities....................      604         256
Shareholders' investment:
    Common stock, 40,221 and 20,110
      issued respectively................      402         201
    Donated capital......................    8,400       8,400
    Paid-in capital......................   25,301      24,888
    Deferred compensation................   (1,586)     (2,001)
    Currency translation adjustments.....      233         246
    Retained earnings....................  205,584     193,460
    Treasury stock, 5,341 and 2,154
      shares at cost, respectively.......  (71,819)    (47,909)
Total shareholders' investment...........  166,515     177,285
Total liabilities and shareholders'
  investment............................. $378,271    $273,830

Note: Share data reflects the two-for-one stock split declared in May 1994.

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.


                LANDS' END, INC. & SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                                           Nine Months Ended
                                        October 28,   October 29,
                                            1994        1993
                                             (Unaudited)
Cash flows (used for) from
  operating activities:
    Net income before cumulative effect.. $ 12,132   $ 15,773
    Adjustments to reconcile net income
       to net cash flows from operating
       activities -
        Depreciation and amortization....    8,339      6,073
        Deferred compensation expense....      415        184
        Loss on sales of fixed assets....       96        285
        Changes in current assets and
          liabilities excluding the
          effects of acquisitions:
            Receivables..................      891       (839)
            Inventory.................... (102,408)  (102,164)
            Prepaid expenses.............   (5,010)   (16,880)
            Income taxes receivable......     (417)         -
            Accounts payable.............   17,740     40,300
            Reserve for returns..........      736        289
            Advance payment on orders....      (96)      (492)
            Accrued liabilities..........    4,575      3,791
            Accrued profit sharing.......   (1,816)      (702)
            Income taxes payable.........  (12,528)    (8,053)
        Other............................      335        521
    Net cash flows used for
      operating activities...............  (77,016)   (61,914)
Cash flows (used for) from
  investing activities:
    Cash paid for capital additions and
      businesses acquired................  (26,508)   (11,780)
    Proceeds from sales of fixed assets..       19          4
    Net cash flows used for
        investing activities.............  (26,489)   (11,776)
Cash flows (used for) from
  financing activities:
    Proceeds from short-term borrowing...  106,252     54,000
    Tax effect of exercise of stock
      options............................      614          -
    Purchases of treasury stock..........  (23,910)    (1,908)
      Net cash flows from
        financing activities.............   82,956     52,092
Net increase (decrease) in cash
  and cash equivalents...................  (20,549)   (21,598)
Beginning cash and cash equivalents......   21,569     22,754
Ending cash and cash equivalents......... $  1,020   $  1,156
Supplemental cash flow disclosures:
    Interest paid........................ $    902   $    168
    Income taxes paid....................   20,107     18,140

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                             LANDS' END, INC. & SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Information pertaining to October 28, 1994, and the three months ended October 28, 1994, and October 29, 1993, is unaudited.)

       The condensed consolidated financial statements included herein have been prepared by Lands' End, Inc. (the company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods disclosed within this report are not necessarily indicative of future financial results. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K, and quarterly Form 10-Q's previously filed this year.

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

Inventory
       Inventory, primarily merchandise held for sale, is stated at last-in, first-out (LIFO) cost, which is lower than market. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventory would have been approximately $19.9 million and $19.1 million higher than reported at October 28, and January 28, 1994, respectively.

Catalog costs
       Prepaid expenses primarily consist of catalog production and mailing costs that have not yet been fully amortized over the expected revenue stream, which is approximately three months from the date catalogs are mailed.



                             LANDS' END, INC. & SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Information pertaining to October 28, 1994, and the three months ended October 28, 1994, and October 29, 1993, is unaudited.)
Depreciation
       Depreciation expense is calculated using the straight-line method over the estimated useful lives of the assets, which are 20 to 30 years for buildings and land improvements and 5 to 10 years for leasehold improvements and furniture, fixtures, equipment, and software. The company provides one-half year of depreciation in the year of addition and retirement.

Intangibles
       Intangible assets consist primarily of goodwill, the excess of cost over the fair market value of net assets of businesses purchased. Goodwill is being amortized over 40 years on a straight-line basis. Other intangibles are amortized over a shorter life. Total accumulated amortization of all intangibles was $254,000 as of October 28, 1994.

Net income per share
       Net income per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. The weighted average common shares outstanding were
34.9 million and 35.9 million after the two-for-one stock split (See Note 2) for the three-month periods ended October 28, 1994, and October 29, 1993, respectively; and 35.3 million and 36.0 million for the nine-month periods ended October 28, 1994, and October 29, 1993, respectively. Common stock equivalents includes awards, grants and stock options which have been issued by the company. The common stock equivalents do not significantly dilute basic earnings per share.

Reserve for losses on customer returns
       At the time of sale, the company provides a reserve equal to the gross profit on projected merchandise returns, based on its prior returns experience.

Forward exchange contracts and import letters of credit
1. Forward exchange contracts are for delivery or purchase of foreign currencies at specified future dates. These contracts are entered into by the company as a hedge against foreign currency exposures. At October 28, 1994, the company had forward exchange contracts maturing during fiscal 1995 to sell approximately 1.6 million British pounds and 167.9 million yen, and to purchase about 39.6 million yen and 1.6 million Canadian dollars.
2. Import letters of credit are for commitments issued through third parties to guarantee payments for merchandise within specified time periods according to terms of the agreements. Import letters of credit were approximately $15.7 million as of October 28, 1994.

Foreign currency translation
       Financial statements of the foreign subsidiaries are translated into U.S. dollars in accordance with the provisions of SFAS 52. Foreign currency translation gains were $233,000 and $279,000 for the nine-month periods ended October 28, 1994, and October 29, 1993, respectively.


                            LANDS' END, INC. & SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Information pertaining to October 28, 1994, and the three months ended October 28, 1994, and October 29, 1993, is unaudited.)

Postretirement benefits
       The company does not currently provide any postretirement benefits for employees other than profit sharing.

Reclassification
       Certain financial statement amounts have been reclassified to be consistent with the fiscal 1995 presentation.

NOTE 2.  SHAREHOLDERS' INVESTMENT

Capital stock
       Upon shareholder approval, the company increased its authorized shares from 30 million shares of $0.01 par value common stock to 160 million in May 1994. The company has authorized 5 million shares of preferred stock, $0.01 par value. The company's board of directors has the authority to issue shares and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions of the preferred stock.

Two-for-one stock split
       In May 1994, the company declared a two-for-one split in the company's common stock that was effected as a stock dividend payable on June 15, 1994, to shareholders of record as of May 31, 1994. The stock split resulted in an increase in the stated capital of the company from $201,103 to $402,206 with a corresponding reduction in paid-in capital. This has been reflected retroactively in the share presentation and earnings per share calculations presented.

Treasury stock
       The company's board of directors authorized the additional purchase of 1.0 million shares of the company's common stock. This increased the total shares authorized to be purchased from
3.1 million to 4.1 million. After the two-for-one stock split in May 1994, this number increased from 4.1 million shares to 8.2 million. After the effect of the stock split, a total of 6.0 million and 4.8 million shares had been purchased as of October 28, and January 28, 1994, respectively.

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


                             LANDS' END, INC. & SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
            (Information pertaining to October 28, 1994, and the three months ended October 28, 1994, and October 29, 1993, is unaudited.)

After the effect of the two-for-one stock split, the following table reflects the activity under the stock award and stock grant
plans:                                       Awards    Grants
          Balance at January 31, 1991       100,000    22,000
               Granted                            -
               Forfeited                      2,880         -
          Balance at January 31, 1992        97,120    22,000
               Granted                       74,000         -
               Forfeited                          -         -
          Balance at January 29, 1993       171,120    22,000
               Granted                       27,200         -
               Forfeited                      3,600         -
          Balance at January 28, 1994       194,720    22,000
               Granted                            -         -
               Forfeited                      6,000    10,000
          Balance at October 28, 1994       188,720    12,000

       A total of 67,320 shares awarded and granted have vested as of October 28, 1994.

       The granting of the above awards and grants has been recorded as deferred compensation based on the fair market value of the shares at the date of grant. Compensation expense under these plans is recorded as shares vest.

Stock options
       Upon shareholder approval, the company increased its reserved shares from 1.0 million to 1.3 million shares of common stock, either authorized and unissued shares or treasury shares, for use by the plan. After the two-for-one stock split in May 1994, the shares increased from 1.3 million to 2.5 million. Options are granted at the discretion of a committee of the company's board of directors to officers and key employees of the company. No option may have an exercise price less than the fair market value per share of the common stock at the date of grant.

After the effect of the two-for-one stock split, activity under
the stock option plan is as follows:                   Average
                                                       Exercise
                                            Options     Price
          Balance at January 31, 1991       900,000    $ 6.38
               Granted                      480,000    $12.69
               Exercised                          -         -
          Balance at January 31, 1992     1,380,000    $ 8.57
               Granted                       80,000    $13.96
               Exercised                    400,000    $ 6.38
          Balance at January 29, 1993     1,060,000    $ 9.81
               Granted                      637,200    $19.12
               Exercised                      8,000    $12.69
          Balance at January 28, 1994     1,689,200    $13.31
               Granted                            -         -
               Exercised                    129,000    $ 6.62
               Forfeited                    480,000    $14.99
          Balance at October 28, 1994     1,080,200    $13.36


                             LANDS' END, INC. & SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
            (Information pertaining to October 28, 1994, and the three months ended October 28, 1994, and October 29, 1993, is unaudited.)


       The above options outstanding vest ratably over a 5 year period from the date of grant (760,200) or on the fifth anniversary from the date of grant (320,000). A total of 259,000 options have vested as of October 28, 1994. The outstanding options expire as follows:

                    1995   -   295,000
                    2001   -   272,000
                    2002   -    80,000
                    2003   -   433,200
                             1,080,200

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

NOTE 4.  LINES OF CREDIT

       On September 2, 1994, the company increased its unsecured lines of credit from a total of $110 million to $130 million. Borrowings bear interest at the banks' prime rates, or at the company's option, LIBOR plus a fixed percentage, or Federal Funds rate-based negotiated pricing or the banks' Wholesale Certificate of Deposit rate plus a fixed percentage. There was $99 million outstanding at October 28, 1994, at interest rates averaging 5.4%, compared to no outstanding amount on January 28, 1994.

       In addition, the company has unsecured lines of credit with foreign banks totaling the equivalent of $20 million for a wholly owned foreign subsidiary. There was $7 million outstanding at October 28, 1994, at interest rates averaging 3.0%, compared to none as of January 28, 1994.

NOTE 5.  LONG-TERM DEBT

       Long-term debt was $40,000 as of October 28, 1994, and January 28, 1994.



                            LANDS' END, INC. & SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
            (Information pertaining to October 28, 1994, and the three months ended October 28, 1994, and October 29, 1993, is unaudited.)

       The company has an agreement which expires December 31, 1995, with a bank for a $20 million credit facility. As of September 2, 1994, this facility has been temporarily converted to unsecured lines of credit (see Note 4 above). Outstanding balances will bear interest at the bank's prime rate or, at the company's option, LIBOR plus a fixed percentage. The company is currently in compliance with all lending conditions and covenants related to this debt facility.

NOTE 6.  LEASES AND PURCHASE COMMITMENTS

       The company leases store and office space and equipment under various leasing arrangements. The leases are accounted for as operating leases. Total rental expense under these leases was $1.8 million and $1.9 million for the three-month periods ended October 28, 1994, and October 29, 1993, respectively. Rental expense for the nine-month periods ended October 28, 1994, and October 29, 1993, was $5.8 million and $5.2 million, respectively.

       Total future fiscal year commitments under these leases as of October 28, 1994, are as follows (in thousands):

               1995 (three months)     $ 1,628
               1996                      5,697
               1997                      4,812
               1998                      2,747
               1999                        969
               After 1999                2,467
                                       $18,320

Purchase commitments as of October 28, 1994, for property, plant and equipment were $5.7 million.



NOTE 7.  RETIREMENT PLAN AND ACCRUED COMPENSATION

       The company has a retirement plan which covers most regular employees and provides for annual contributions at the discretion of the board of directors. Also included in the plan is a 401(k) feature which allows employees to make contributions and the company to match a portion of those contributions. Total expense provided under this plan was $669,000 and $832,000 for the three-month periods ended October 28, 1994, and October 29, 1993, respectively. Total expenses were $1.8 million and $1.9 million for the nine-month periods ended October 28, 1994, and October 29, 1993, respectively. Accrued liabilities include accrued compensation of $1.7 million and $1.6 million at October 28, 1994, and January 28, 1994, respectively.




                             LANDS' END, INC. & SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
            (Information pertaining to October 28, 1994, and the three months ended October 28, 1994, and October 29, 1993, is unaudited.)

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



Item 2.                          Management's Discussion
                                      and Analysis


Results of Operations


                   Three Months Ended October 28, 1994, compared with
                Three Months Ended October 29, 1993


       The company's net sales in the third quarter of fiscal 1995 increased 14.0 percent to $246.2 million from $215.1 million in the third quarter of fiscal 1994. Net sales for the quarter just ended rose mainly due to a higher level of liquidation sales and increased sales from specialty catalogs, as well as higher sales from international and new business areas. During the third quarter, circulation of all catalogs was increased over the prior year. The company's major spring/summer clearance catalog contained more pages and was mailed to a larger group of customers than in the past. Higher sales from this catalog, combined with the discontinuation of the October interim catalog, contributed to flat sales for the full price primary issues mailed during the quarter. Customer demand in response to primary catalogs mailed continued to be below management's expectations into the fourth quarter.

       Gross profit in the quarter just ended was $100.2 million, or 40.7 percent of net sales, compared with $87.5 million, also
40.7 percent of net sales, in the third quarter of the prior year. The increase in gross profit dollars was due to the overall volume increases mentioned above. While there was a decrease in gross profit margin in the quarter just ended due to steeper markdowns and a higher level of liquidated merchandise, this was offset by higher initial markups on full-price merchandise. Liquidations of excess inventory totaled about 15 percent of net sales during the quarter, compared to almost 12 percent in the same period last year.

       Inventory at the end of the third quarter was $255 million, up 21 percent from $210 million a year ago. The increase in inventory levels has occurred in part to achieve higher order fulfillment levels to service the growth in sales. Also, the growth in the United Kingdom, The Territory Ahead and Japan, and the addition of Montbell has contributed to the overall increase in inventory. Primarily because of higher inventory levels throughout the quarter just ended, the company had about $106 million of short-term debt outstanding as of October 28, 1994, compared with $54 million at the end of the same quarter last year. Higher inventory levels may result in greater product liquidations in future periods.

       Selling, general and administrative expenses increased 26 percent to $93.5 million in the quarter just ended, compared with $74.0 million in the same period last year. As a percentage of sales, SG&A was 38.0 percent, compared with 34.4 percent in the third quarter last year. The rise in the SG&A ratio was mainly due to the company's continued aggressive investment spending to build its international and new businesses, to expand customer acquisition programs in advance of next year's 15% postal rate hike and anticipated paper price increases, to enhance its customer service by offering two-day UPS delivery service, and to continue to upgrade its information systems. Some examples of projects completed during the quarter include the launch of the Japanese catalog, mailings of three foreign language test catalogs into Europe and the first mailing of the MontBell catalog.

       Net income in the third quarter of fiscal 1995 was $3.8
million or $0.11 per share compared with net income of $8.0 million, or $0.22 per share in the third quarter last year, a decline of about 52 percent.

Nine Months Ended October 28, 1994, compared with Nine Months
Ended October 28, 1993

       The company's net sales in the first nine months of fiscal 1995 increased 17 percent to $613.1 million from $522.5 million in the same period last year. Net sales rose mainly due to increased circulation of primary and specialty catalogs. Additional benefit to net sales came from strong performances from the company's international and new businesses, The Territory Ahead and Corporate Sales.

       Gross profit of $257.2 million for the first nine months of fiscal 1995 increased 20 percent from $214.4 million in the same nine-month period last year. The increase in gross profit was due principally to the same factors disclosed above for the third quarter ended October 28, 1994. As a percentage of net sales, gross profit increased from 41.0 percent in fiscal 1994 to
42.0 percent in fiscal 1995. The percentage of increase was due in part to reduced merchandise costs and increased margin through better sourcing. Year-to-date liquidation sales of 12 percent is about the same as last year.

       Selling, general and administrative expenses increased 25.9 percent to $237.1 million in the first nine months of fiscal 1995 from $188.3 million in the same period last year. This increase was due primarily to the increased sales volume, as well as the investment spending previously mentioned. As a percentage of net sales, selling, general and administrative expenses increased to
38.7 percent in fiscal 1995 from 36.0 percent in fiscal 1994.
The percentage increased as a result of increased catalog advertising, greater fixed expenses related to the previously mentioned increase in investment spending, and relatively higher variable costs (due primarily to higher shipping and handling costs).

       Net income in the first nine months of fiscal 1995 was $12.1 million, or 34 cents per share, compared with $15.8 million, or 44 cents per share, earned in the first nine months of the prior year before the cumulative effect of an accounting change. During the first quarter last year, the company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as required. This added $1.3 million of net income, or 4 cents per share, to the results for the first nine months of fiscal 1994, bringing the total for that period to 48 cents per share. (All per share amounts have been adjusted to reflect the two-for-one stock split declared in May 1994.)


       The Financial Accounting Standards Board recently issued Statement Nos. 112 and 115, "Employer's Accounting for Post-employment Benefits" and "Accounting for Certain Investments in Debt and Equity Securities," respectively. The company adopted these standards in the first quarter of fiscal 1995, and no amounts are disclosed due to no material amounts existing.

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

Liquidity and Capital Resources

       To date, the bulk of the company's working capital needs have been met through funds generated from operations and from short-term bank lines. The company's principal need for working capital has been to meet peak inventory requirements associated with its seasonal sales pattern. In addition, the company's resources have been used to purchase treasury stock, to make asset additions, pay cash dividends to shareholders, to acquire the marketing rights and assets of MontBell America, Inc., and to purchase a majority interest in a specialty catalog company, The Territory Ahead.

       The company could experience an adverse impact to expenses if there is a legislated change in health care benefits provided to temporary employees. Due to the seasonal nature of the business, it is a necessity that the company utilize temporary employees during the busy holiday season. During the peak winter season of fiscal 1995, it is estimated that approximately 4,200 of the company's 7,400 employees will be temporary employees. Currently, health care benefits are not provided to temporary employees.

       The company continues to explore investment opportunities arising from the expansion of its international business, the development of new businesses and the acquisition of existing businesses. While this aggressive investment spending is having a negative impact on earnings, it is not expected to have a material effect on liquidity.

       As of September 2, 1994, the company increased its unsecured bank credit lines from a total of $110 million to $130 million, which is the amount available as of the date of filing. At
October 28, 1994, the company had $99 million outstanding on its short-term lines of credit compared to $54 million as of October 29, 1993. The company has a separate $20 million bank facility available to fund treasury stock purchases and capital expenditures. This agreement has been temporarily converted to an unsecured line of credit and is included in the $130 million above. The facility runs through December 31, 1995.

       In addition, the company obtained lines of credit with foreign banks totaling the equivalent of $20 million for a wholly owned foreign subsidiary. The company had about $7 million outstanding on these short-term lines of credit as of October 28, 1994.

       The company purchased 6.0 million shares of its common stock from February 1, 1990, through December 12, 1994. As of
December 12, 1994, the company was authorized to purchase up to an additional 2.2 million shares. For further information, see note
2 to the consolidated financial statements.

       Capital expenditures for fiscal 1995 are currently planned to be about $25 million, of which $20.6 million had been expended through October 28, 1994. Major projects include constructing a second distribution center in Reedsburg, Wisconsin, new computer hardware and software, new material handling equipment, and furniture and fixtures. The company believes that its cash flow from operations and borrowings under its credit facilities will be adequate to meet its capital requirements and operational needs for the foreseeable future.


                   PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
         There are no material legal proceedings presently pending, except for routine litigation incidental to the business, to which Lands' End, Inc., is a party or of which any of its property is the subject.

Items 2 and 3 are not applicable and have been omitted.

Item 4.  Submission of Matters to a Vote of Security Holders
         There were no matters submitted to a vote of security holders for the quarter ended October 28, 1994.

Item 5.  Other Information

         On August 17, 1994, David F. Dyer, vice chairman of merchandising and sales resigned to accept the position of chief operating officer with Home Shopping Network in Florida. Dyer had been a member of the company's board of directors since 1991.

         On December 2, 1994, William T. End, Chief Executive Officer and President resigned due to differences in management style with the board of directors. End had been a member of the board of directors since 1991.

         Michael J. Smith has been named as Chief Executive
         Officer and President effective December 2, 1994.
         Smith was also appointed as a member of the board of directors.

Item 6.  Exhibits and Reports on Form 8-K
     (a) Exhibits
         The following exhibits are filed as a part of this report:

     Table                                               Exhibit
     Number               Description                    Number

     (10)   Fifth Amendment to Loan Agreement between
            the company and the American National Bank
            and Trust Company of Chicago, dated
            November 22, 1994.                              2

     (11)   Statement of recomputation of earnings per
            share                                           1

     (b)    Reports on Form 8-K
            There were no reports filed on Form 8-K during the three-month period ended October 28, 1994.



                            SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and chief financial officer.






















                                  LANDS' END, INC.

Date: December 12, 1994          By:  STEPHEN A. ORUM
                                      Stephen A. Orum
                                      Executive Vice President and
                                      Chief Operating Officer
                                      (Chief Financial Officer)



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
          Incorporation of the company,                 October 1987
          dated August 10, 1987.

        Amendment to Certificate of Incorporation 4     10-Q
          of the company, dated May 20, 1994.           July 1994

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

(13)    Annual Report to Shareholders for the           10-K 1994
          fiscal year ended January 28, 1994.






Exhibit 10.2
                                   FIFTH AMENDMENT TO LOAN AGREEMENT

       This Fifth Amendment to Loan Agreement (this "Fifth Amendment") dated as of November 22, 1994 by and between LANDS' END, INC., a Delaware corporation (the "Borrower"), and AMERICAN NATIONAL BANK AND TRUST COMPANY OF CHICAGO, a national banking association (the "Bank").

                                  WITNESSETH:

       WHEREAS, the Borrower and the Bank are parties to a certain Loan Agreement dated as of July 19, 1990 (the "Loan Agreement") executed and delivered in connection with a $20,000,000 Term Loan which the Bank agreed to make to the Borrower, which Loan Agreement has been amended by a First Amendment to Loan Agreement dated as of June, 1991, a Second Amendment to Loan Agreement dated as of January 27, 1992, a Third Amendment to Loan Agreement dated as of December 11, 1992, and by a Fourth Amendment to Loan Agreement dated December 1, 1993 (said Loan Agreements and Amendments herein referred to as the "Loan Agreement"); and

       WHEREAS, the Bank and the Borrower wish to replace the Master Draw Note with the previous Term Loan Note:

       WHEREAS, the Bank and the Borrower wish to extend the time within which disbursement of said Term Loan may be made; and

       NOW, THEREFORE, for good and valuable consideration, receipt of which is hereby acknowledged, the Borrower and the Bank agree as follows:

       1.  Replace Master Draw Note with Term Loan Note.  The Master Draw
Note in the amount of $20,000,000 dated August 24, 1994 that temporarily replaced the $20,000,000 Term Loan Note dated July 19, 1990, shall be terminated on December 31, 1994, and the Term Loan Note shall be reinstated on December 31, 1994.

       2. Extension of Final Disbursement Date. The Final Disbursement Date under the Loan Agreement is hereby extended to December 31, 1995.

       3. Representations and Warranties. Each of the representations and warranties of the Borrower set forth in Section 4.1 of the Loan Agreement is hereby remade and is on the date of this Fifth Amendment true and correct.

       4. Agreement in Full Force and Effect. Except as expressly modified hereby, the Loan Agreement is and shall remain in full force and effect.

       IN WITNESS WHEREOF, the parties have caused this Fifth Amendment to be duly executed and delivered by their respective officers as of the date first written above.

LANDS' END, INC.                        AMERICAN NATIONAL BANK AND
                                        TRUST COMPANY OF CHICAGO



By:     MICHAEL L. KRENTZ               By:     AMY L. ALBER
Title:  Treasurer                       Title:  Second Vice President




Exhibit 11.1:  Computation of Earnings Per Share

                        LANDS' END, INC. & SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE
                   (In thousands, except per share amounts)


                                    Three Months Ended    Nine Months Ended
                                     10/28/94 10/29/93    10/28/94 10/29/93

Net income before cumulative effect
  of change in accounting............ $ 3,833  $ 7,976   $12,132  $15,773
Cumulative effect of change in
  accounting for income taxes........       -        -         -    1,300

Net income .......................... $ 3,833    7,976    12,132   17,073

Average shares of common stock
  outstanding during the period......  34,872   35,923    35,252   35,951
Incremental shares from
  assumed exercise of stock
  options (primary)..................     353      556       407      426

                                       35,225   36,479    35,659   36,377

Net income per share before cumulative
  effect of change in accounting..... $  0.11  $  0.22   $  0.34  $  0.43
Cumulative effect of change
  in accounting......................       -        -         -     0.04

Primary earnings per share........... $  0.11  $  0.22   $  0.34  $  0.47

Average shares of common stock
  outstanding during the period......  34,872   35,923    35,252   35,951
Incremental shares from assumed
  exercise of stock options
  (fully diluted)....................     353      601       407      602

                                       35,225   36,524    35,659   36,553

Net income per share before cumulative
  effect of accounting change........ $  0.11  $  0.22   $  0.34  $  0.43
Cumulative effect of change
  in accounting......................       -        -         -     0.04

Fully diluted earnings per share..... $  0.11  $  0.22   $  0.34  $  0.47

Average shares of common stock
  outstanding during the period......  34,872   35,923    35,252   35,951

Basic earnings per share............. $  0.11  $  0.22   $  0.34  $  0.48