Form 10-K
period 1995-01-27
LANDS END INC
filed 1995-04-24
CIK 799288

April 24, 1995


Securities and Exchange Commission
Washington, D.C.  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herwith the attached Form 10-K for the fiscal year ended January 27, 1995. The filing fee of $250.00 was wire transferred to the SEC account #910-8739 at the Mellon Bank, ABA number 043000261 on Thursday, April 13, 1995.

Sincerely

KATHY L. GIES
Lands' End, Inc.
One Lands' End Lane
Dodgeville, WI.  53595





                              Lands' End, Inc.
                               Annual Report
                               on Form 10-K
                                   1995





                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          _______________________
                                 FORM 10-K
      (Mark one)
  _x_     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.  (FEE REQUIRED)
          For the fiscal year ended January 27, 1995

                                    OR

  ___     TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934. (NO FEE REQUIRED) For the transition period from _____ to _____

                        Commission file number 1-9769

                               LANDS' END, INC.

           (Exact name of registrant as specified in its charter)


          DELAWARE                                      36-2512786
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporated or organization)

 Lands' End Lane, Dodgeville, Wisconsin                   53595
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code 608-935-9341

Securities registered pursuant to Section 12(b) of the Act:
                                                  Name of each exchange
      Title of each class                          on which registered
      -------------------                         ---------------------
Common Stock ($0.01 par value)                   New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (__)

As of March 24, 1995, the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was $254,493,358.

The number of shares of Common Stock ($0.01 par value) outstanding as of March 24, 1995, was 34,725,616.

                    DOCUMENTS INCORPORATED BY REFERENCE

             Documents                         Form 10-K Reference

 Notice of 1995 Annual Meeting and              Part III, Items 10,
Proxy Statement dated April 17, 1995               11, 12 and 13





                      Lands' End, Inc. & Subsidiaries
                                 Index To
                        Annual Report On Form 10-K
                      For Year Ended January 27, 1995

Part I.                                                                Page
                                                                       ----
     Item 1.   Business .............................................   3-8
               Executive Officers of the Registrant .................   8-9
     Item 2.   Properties ...........................................    10
     Item 3.   Legal Proceedings ....................................    11
     Item 4.   Submission of Matters to a Vote of Security Holders ..    11

Part II.

     Item 5.   Market for Registrant's Common Equity and Related
                 Shareholder Matters ................................    12
     Item 6.   Selected Consolidated Financial Data .................    13
     Item 7.   Management's Discussion and Analysis of Consolidated
                 Financial Condition and Results of Operations ...... 14-19
     Item 8.   Consolidated Financial Statements and Supplementary
                 Data ............................................... 20-33
     Item 9.   Changes in and Disagreements on Accounting and
                 Consolidated Financial Disclosure...................    33

Part III.

     Item 10.  Directors and Executive Officers of the Registrant....    34
     Item 11.  Executive Compensation ...............................    34
     Item 12.  Security Ownership of Certain Beneficial Owners and
                 Management .........................................    34
     Item 13.  Certain Relationships and Related Transactions .......    34

Part IV.

     Item 14.  Exhibits, Consolidated Financial Statement Schedules,
                 and Reports on Form 8-K ............................    35

Signatures ..........................................................    36


                                                                        2


                                  PART I.

Item 1.   Business

   Lands' End, Inc., is a leading direct marketer of traditionally styled apparel, domestics (primarily bedding and bath items), soft luggage and other products. The company strives to provide exceptional value to its customers by offering quality crafted merchandise at competitive prices with a commitment to excel in customer service and an unconditional guarantee. The company offers its products principally through its regular and specialty catalogs.

   The company's growth strategy has four key elements. First, the company seeks to increase sales from its regular catalogs in the United States both by expanding its customer base and by increasing sales to its existing customers. Second, the company endeavors to generate additional sales by making targeted mailings of its specialty catalogs to existing and prospective customers. Third, the company is actively pursuing opportunities to apply its merchandising, marketing and order fulfillment skills abroad by increasing its efforts in the United Kingdom and Japan, as well as entering other countries. Finally, the company continues to explore the development of new brands and product lines, marketed primarily through additional specialty catalogs to targeted customers, and the acquisition of new businesses.

                          Catalogs and Marketing

   During fiscal 1995, the company mailed 12 issues of its regular (primary) catalog with an average of 167 pages per issue and mailed approximately 191 million catalogs, including specialty catalogs and abridged issues.

                 Regular (Primary) and Prospector Catalogs

   Lands' End views each catalog issue as a unique opportunity to communicate with its customers. Products are described in visual and editorial detail in which the company shares its view of the benefits and features of its merchandise. The catalogs use such techniques as background stories, monthly publication and distinctive covers to stimulate the reader's interest, combining a consistent theme with varying monthly features.

   Each issue of the regular catalog offers certain basic product lines for men and women (including knit shirts, sweaters, dress and sport shirts, trousers, dresses, skirts, accessories, and soft luggage) that customers have come to expect. The regular catalog also offers seasonal merchandise, such as swimsuits and holiday gifts. In addition to the mailings of the regular catalog, each year Lands' End generally mails end-of-season clearance catalogs, two interim catalogs and a "Last Chance Before Christmas" catalog. The company mails an abridged version of its regular catalog to prospective customers, who are identified based on lists of magazine subscribers and customers of other direct marketers and on lists compiled of households meeting certain
                                                                        3


   demographic criteria. In addition, the company identifies prospective new customers through its national advertising campaign.

                            Specialty Catalogs

   In fiscal 1991, the company introduced three specialty catalogs
   Coming Home, Beyond Buttondowns and Kids. The Coming Home catalog offers domestic products, primarily bedding and bath items. Beyond Buttondowns offers men's tailored clothing and accessories. The Kids catalog offers children's clothing. In fiscal 1994, the company introduced the specialty catalog, Textures, featuring women's tailored clothing and accessories. In fiscal 1995, the company mailed nine, four, six, and three issues of its Coming Home, Beyond Buttondowns, Kids, and Textures catalogs, respectively.

                              New Businesses

   The company has identified the following new businesses that play an important role in its growth strategy. In fiscal 1994, the company purchased a majority interest in The Territory Ahead, a California-based, upscale casual clothing catalog for men and women. In fiscal 1995, The Territory Ahead mailed eight issues of its catalogs.

   In the same year, Corporate Sales, the company's business-to-business catalog, was introduced. Corporate Sales offers quality products to teams and clubs or to companies that use Lands' End's merchandise for corporate premiums or incentive programs. The company's embroidery capabilities allow for the design and monogram of unique logos or emblems for groups. In fiscal 1995, the company mailed four issues of its Corporate Sales catalogs.

   Then in fiscal 1995, the company purchased the trademark of Willis & Geiger Company, a respected brand that offers apparel and related products targeted to the outdoor enthusiast. The company plans to issue a separate catalog for this start-up business in fiscal 1996.

   In fiscal 1995, the company formed a wholly-owned subsidiary that acquired the marketing rights and assets of MontBell America, Inc., which designs, develops and distributes premier outdoor clothing and equipment through the wholesale channels to outdoor specialty stores, primarily in the United States. In February 1995, the company announced its intention to sell its wholly-owned subsidiary MontBell America, Inc. The first MontBell catalog was mailed in October 1994.

                               International

   The company has mailed regular catalogs on a limited basis to Canada and other foreign countries for many years. In September 1991, the company launched its first United Kingdom (U.K.) catalog. In the first phase of its U.K. operations, the company contracted for telephone order taking and final local shipment in the U.K. In August 1993, the company opened its own telephone order and distribution center in Oakham, England,
                                                                        4


   which allows the company to fill orders locally and greatly reduce delivery time to U.K. customers. Eight U.K. edition catalogs were mailed in fiscal 1995.

   In fiscal 1995, the company launched its Japanese business by mailing its first catalog written in Japanese and denominated in yen. The company's phone center and administrative functions operate from its Yokohama offices. Packages are delivered from the warehouse in Maebashi, which is operated by a third party. A total of three catalog editions were mailed.

   In fall 1994, the company completed small mailings of native language, native currency catalogs into France, Germany and the Netherlands, using its Oakham, England, warehouse for fulfillment services. The company will evaluate these mailings and then may plan to launch operations in one of these countries in the next twelve months.

   The company believes that ways of reaching customers other than by regular catalog mailings may become increasingly important in the future. The company actively experiments with alternative technologies and media for reaching customers, including on-line computer networks such as Prodigy, CompuServe, America On-line (home shopping via personal computers) and CD-ROM catalogs. The company's also exploring the possibility of marketing its products via interactive television and the Internet. All of these emerging alternatives are in an early development stage, however, and marketing of products through regular and specialty catalogs is expected to remain the primary means of communicating with customers.

   Customers

   A principal factor in the company's success to date has been the development of its own list of active customers, many of whom have been identified through their response to the company's advertising. At the end of fiscal 1995, the company's mailing list consisted of about 20.4 million persons, approximately 8.2 million of whom are viewed as "customers" because they have made at least one purchase from the company within the last 36 months. The company routinely updates and refines this list prior to individual catalog mailings to monitor customer interest as reflected in criteria such as the recency, frequency, and dollar amount and product type of purchases.

   The company believes that its customer list has unusually attractive demographic characteristics and is well suited to the products offered in the company's catalogs. A customer research survey conducted for the company during 1993 indicated that approximately 50 percent of its customers were in the 35-45 age group and 54 percent had incomes of $50,000 or more. This research indicated that approximately 88 percent of customers attended or graduated from college. The results were not significantly different from the survey conducted in 1992.
                                                                        5


   The company conducts a national advertising campaign intended to build the company's reputation and to attract new customers. In fiscal 1995, this advertising appeared in about 60 national magazines as well as on national television. In addition, the company advertises in approximately 100 national, regional and local publications in Canada, the U.K., Japan and Pacific Rim countries.

   Product Development

   Lands' End concentrates on traditional clothing and other products that are classically-inspired, simply styled and quality crafted to meet the changing tastes of the company's customers rather than to mimic the changing fads of the fashion world. At the same time, especially during recent years, the company has sought to maintain customer interest by developing new product offerings and reinforcing its value positioning.

   Over the past three years, the company has placed greater emphasis on its design capabilities in order to develop unique, quality merchandise that can only be found at Lands' End. In order to ensure that products are manufactured to the company's quality standards at reasonable prices, product managers, designers, quality assurance specialists, and inventory managers develop the company's own product specifications. They also specify the fibers, fabric construction and manufacturing source for each item and are responsible for the styling and quality features of the products.

   As part of its "direct merchant" philosophy, Lands' End deals directly with its suppliers and seeks to avoid intermediaries. All goods are produced by independent manufacturers, except for most of our soft luggage which is manufactured at the company's own facilities. Approximately 75 percent of the merchandise purchased in fiscal 1995 (including materials for soft luggage) was sourced domestically. The balance of products was sourced offshore, mostly in Hong Kong, Asia, China and Portugal. During fiscal 1995, the company purchased merchandise from approximately 500 domestic and foreign manufacturers. During the last four fiscal years, no single manufacturer accounted for more than 10 percent of the company's purchases in any year. The company will continue to take advantage of worldwide sourcing without sacrificing customer service or quality standards. The availability and cost of certain foreign products may be affected by United States trade policies and the value of the United States dollar relative to foreign currencies.

   Order Entry and Fulfillment

   The company attempts to simplify catalog shopping as much as possible and believes that its fulfillment systems are among the best in the United States. Lands' End was among the first in its industry to install and promote the use of toll-free telephone numbers which may be called 24 hours a day, seven days a week (except Christmas Day) to place orders or to request a catalog. Approximately 80 - 90 percent of catalog orders are placed by telephone. Telephone calls are answered by as many as 2,300 well-trained sales representatives who utilize on-line
                                                                        6


   computer terminals to enter customer orders and to retrieve information about product characteristics and availability. Additional services are provided through the use of AT&T language lines to serve foreign customers and TDD (telephone device for the deaf). The company's three U.S. telephone centers are located in Dodgeville, Cross Plains and Reedsburg, Wisconsin. International telephone centers are located in Oakham, England, and Yokohama, Japan.

   The company has achieved efficiencies in order entry and fulfillment which permit the shipment of in-stock orders on the following day, except orders requiring monogramming or inseaming, which typically require one or two extra days. The company's sales representatives enter orders into an on-line order entry and inventory control system. Computer processing of orders is performed each night on a batch basis, at which time picking tickets are printed with bar codes for optical scanning. Inventory is picked based on the location of individual products rather than orders, followed by computerized sorting and transporting of goods to multiple packing stations and shipping zones. The computerized inventory control system also handles the receipt of shipments from manufacturers, permitting faster access to newly arrived merchandise, as well as the handling of customer return items.

   Orders are generally shipped by United Parcel Service, parcel post or, for an additional charge, by expedited delivery services. In July 1994, the company implemented two-day UPS service at standard rates, improving its customer service. The rates range from $3.95 for orders up to $30 to $5.95 for orders in excess of $70. In February 1995, the company increased its tiered shipping rates to customers between 30 cents and $1.00, depending on order size. This will reduce the disparity between the company shipping costs and charges billed to customers.

   Merchandise Liquidation

   Liquidations, or sales of overstocks and end-of-season merchandise at reduced prices, were approximately 10 percent, 10 percent and 11 percent of net sales in fiscal 1995, 1994 and 1993, respectively. A majority of these sales were made through catalogs and other print media. The balance was sold principally through the company's outlet stores in Illinois, Wisconsin, Iowa and the United Kingdom. There are currently fifteen outlet stores which liquidate overstocks and also sell new and returned goods that have been rejected upon quality inspection. Also, two of the company's subsidiaries (The Territory Ahead and MontBell America, Inc.) have three stores located in California.

   Competition

   The company's principal competitors are retail stores, including specialty shops and department stores, and other catalog companies. The company may also face increased competition from other retailers as the number of television shopping channels and the variety of merchandise offered through electronic media increases. The retail business in general, and mail order in particular, is intensely competitive. Lands' End competes principally on the basis of merchandise value (quality and

                                                                        7


   price), its established customer list and customer service, including fast order fulfillment and its unqualified guarantee.

   The company believes that it is one of the leading catalog companies in the U.S. The company attributes the growth in the catalog industry in recent years to many factors, including customer convenience, widespread use of credit cards, the use of toll-free telephone lines, the increase in the number of working women with less time to shop in stores, and the development of new applications of computer technology. At the same time, the catalog business is subject to uncertainties in the economy, which result in fluctuating levels of overall consumer spending. Due to the lead times required for catalog production and distribution, catalog retailers may not be able to respond as quickly as traditional retailers in an environment of rapidly changing prices.

   Seasonality of Business

   The company's business is highly seasonal. Historically, a disproportionate amount of the company's net sales and a majority of its profits have been realized during the fourth quarter. If the company's sales were materially different from seasonal norms during the fourth quarter, the company's annual operating results could be materially affected. In addition, as the company continues to refine its marketing efforts by experimenting with the timing of its catalog mailings, quarterly results may fluctuate. Accordingly, results for the individual quarters are not necessarily indicative of the results to be expected for the entire year.

   Employees

   The company believes that its skilled and dedicated workforce is one of its key resources. Employees are not covered by collective bargaining agreements, and the company considers its employee relations to be excellent. As a result of the highly seasonal nature of the company's business, the size of the company's workforce varies, ranging from approximately 5,400 to 7,900 individuals in fiscal 1995. During the peak winter season of fiscal 1995, approximately 4,200 of the company's approximately 7,900 employees were temporary employees.

   Executive Officers of the Registrant

   The following are the executive officers of the company:

   Michael J. Smith, 34, is President and Chief Executive Officer of the Company. In 1983, Mr. Smith entered the employ of the company as a Market Research Analyst, became Circulation Manager of Planning in 1985, and was promoted to Manager of Merchandise Planning and Research in 1988. In 1990, he was named Managing Director of Coming Home and was elected Vice President of that business in 1991. He assumed his present position in December 1994.
                                                                        8


   Stephen A. Orum, 49, is Executive Vice President and Chief Operating Officer in addition to continuing his responsibilities as Chief Financial Officer of the company. Mr. Orum joined the company as Vice President and Chief Financial Officer in June 1991, and was appointed to Senior Vice President and Chief Financial Officer in February 1993. He was promoted to his present position in October 1994. Mr. Orum was employed by Jos. A. Bank Clothiers, Inc. since 1982, in various capacities, reaching the position of Executive Vice President and Chief Financial Officer.

   Mindy C. Meads, 43, is Senior Vice President - Merchandising. Ms. Meads joined the company in June 1991, as Vice President - Merchandising of the women's apparel division. Ms. Meads was promoted to her current position in January 1995. Ms. Meads was employed by The Limited from 1990 through 1991 as Merchandise Manager - Dresses. From 1978 until 1990, Ms. Meads was employed by R. H. Macy & Company in various capacities reaching the position of Senior Vice President - Merchandise.

   Francis P. Schaecher, 47, is Senior Vice President - Operations of the company. Mr. Schaecher joined the company in 1982, as Operations Manager. He served as Vice President - Operations from 1983 until 1990, at which time he assumed his present position.

   All executive officers serve at the pleasure of the Board of Directors.

   There is no family relationship between any of the executive officers of the company. None of the company's directors or executive officers were involved in any criminal proceeding (excluding traffic violations or similar misdemeanors) nor was any such person a party to any civil proceeding of a judicial or administrative body of competent jurisdiction as a result of which such person was or is subject to a judgment decree or final order enjoining future violations of or prohibiting or mandating activities subject to federal or state securities laws or finding any violation with respect to such laws.
                                                                        9


Item 2.  Properties

   The following table sets forth certain information of the company and its subsidiaries relating to their principal facilities. None of these properties is subject to mortgage or collateral assignment, except for a 16 acre parcel adjacent to the phone center located in Reedsburg, Wisconsin.
                                      Type of
     Location                         Interest   Function
     Domestic Properties:
       Dodgeville, Wisconsin          Owned      Warehouse
       Dodgeville, Wisconsin          Owned      Offices and Phone Center
       Dodgeville, Wisconsin          Owned      Activity Center
       Dodgeville, Wisconsin          Leased     Outlet Store
       Cross Plains, Wisconsin        Owned      Phone Center
       Reedsburg, Wisconsin           Owned      Phone Center
       Reedsburg, Wisconsin           Owned      Warehouse
       Barneveld, Wisconsin           Leased     Warehouse
       Madison, Wisconsin             Owned      Hangar
       Mineral Point, Wisconsin       Owned      Hangar
       West Union, Iowa               Owned      Manufacturing
       Elkader, Iowa                  Owned      Manufacturing
       Madison, Wisconsin             Leased     Offices
       Chicago, Illinois              Leased     Outlet Store
       Evanston, Illinois             Leased     Outlet Store
       Gurnee, Illinois               Leased     Outlet Store
       Lombard, Illinois              Leased     Outlet Store
       Niles, Illinois                Leased     Outlet Store
       Schaumburg, Illinois           Leased     Outlet Store
       Iowa City, Iowa                Leased     Outlet Store
       West Des Moines, Iowa          Leased     Outlet Store
       Brookfield, Wisconsin          Leased     Outlet Store
       Fox Point, Wisconsin           Leased     Outlet Store
       Madison, Wisconsin             Leased     Outlet Store
       Madison, Wisconsin             Leased     Outlet Store
       Oshkosh, Wisconsin             Leased     Outlet Store
       Santa Barbara, California      Leased(1)  Offices
       Santa Barbara, California      Leased(1)  Warehouse
       Santa Barbara, California      Leased(1)  Retail Store
       Pismo Beach, California        Leased(1)  Outlet Store
       Santa Cruz, California         Leased(2)  Offices, Warehouse
                                                 and Outlet Store
     International Properties:
       Oakham, United Kingdom         Leased     Warehouse
       Oakham, United Kingdom         Leased     Offices
       Maebashi, Japan                Leased     Warehouse
       Yokohama, Japan                Leased     Offices

  The company believes that its facilities are in good condition, well maintained and suitable for their intended uses. The company has announced plans to build another office building in Dodgeville, WI.

  (1)  Leased by The Territory Ahead
  (2)  Leased by MontBell America, Inc.
                                                                        10


Item 3.  Legal Proceedings

   There are no material legal proceedings presently pending, except for routine litigation incidental to the business, to which the company is a party or of which any of its property is the subject.

Item 4.  Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 27, 1995.





                                                                        11





                                   PART II.
Item 5.   Market for Registrant's Common Equity and Related
          Shareholder Matters

   Market Information

   The common stock of the company is listed and traded on the New York Stock Exchange. The stock tables in most daily newspapers list the company as "LandsE". Ticker symbol: "LE". See Item 8 "Consolidated Quarterly Analysis" for information on the high and low stock prices of the company's common stock. The closing sales price of the company's stock on the New York Stock Exchange on March 24, 1995, was $17 1/8.

   Shareholders

   As of March 24, 1995, the number of shareholders of record of common stock of the company was 3,065. This number excludes shareholders whose stock is held in nominee or street name by brokers.

   Dividends

   See Item 7 "Liquidity and capital resources" of Management's Discussion and Analysis for the company's decision not to pay cash dividends during fiscal year 1995. During fiscal year 1994, the company paid an annual dividend of 20 cents per share (10 cents post-split).

   Stock Split

   In May 1994, the company declared a two-for-one split in the company's common stock that was effected as a stock dividend payable on June 15, 1994, to shareholders of record as of May 31, 1994.
                                                                        12



Item 6.   Selected Consolidated Financial Data

FIVE-YEAR CONSOLIDATED FINANCIAL SUMMARY (unaudited)
(In thousands, except per share data)

                                            Fiscal Year
                           1995       19942     1993      1992     1991
Income statement data:
 Net sales               $992,106  $869,975  $733,623  $683,427  $601,991
 Pretax income             59,663    69,870    54,033    47,492    29,943
  Percent of net sales       6.0%      8.0%      7.4%      7.0%      4.1%
 Net income before
  cumulative effect of
  change in accounting     36,096    42,429    33,500    28,732    14,743
 Cumulative effect of
  change in accounting          -     1,300         -         -         -
 Net income                36,096    43,729    33,500    28,732    14,743

Per share of common stock: 1
 Net income per share
  before cumulative
  effect of change in
  accounting                $1.03     $1.18     $0.92     $0.77     $0.38
 Cumulative effect of
  change in accounting          -       .04         -         -         -
 Net income per share       $1.03     $1.22     $0.92     $0.77     $0.38
 Cash dividends per share       -     $0.10     $0.10     $0.10     $0.10
 Common shares outstanding 34,826    35,912    36,056    36,944    38,436

Balance sheet data:
 Current assets          $198,168  $192,276  $137,531  $131,273  $107,824
 Current liabilities      102,710    91,049    67,315    74,548    60,774
 Property, plant,
  equipment and
  intangibles, net         99,444    81,554    74,272    74,527    77,576
 Total assets             297,612   273,830   211,803   205,800   185,400
 Noncurrent liabilities     5,774     5,496     5,100     4,620     7,800
 Shareholders'
  investment              189,128   177,285   139,388   126,632   116,826
Other data:
 Net working capital     $ 95,458  $101,227  $ 70,216  $ 56,725  $ 47,050
 Capital expenditures      27,005    16,958     9,965     5,347    17,682
 Depreciation and
  amortization expense     10,311     8,286     7,900     7,428     7,041
 Return on average
  shareholders'
  investment                  20%       28%       25%       23%       13%
 Return on average assets     13%       18%       16%       15%        8%
 Debt/equity ratio              -         -         -        1%        3%


1.  Share data reflects the two-for-one stock split declared in May 1994.

2. Effective January 30, 1993, the company adopted Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes" which was recorded as a change in accounting principle at the beginning of fiscal 1994 with an increase to net income of $1.3 million or $0.04 per share.
                                                                        13



Item 7. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth certain items from the company's consolidated financial statements as a percentage of net sales.

                                         For the period ended
                                January 27,   January 28,   January 29,
                                   1995          1994          1993

Net sales                         100.0%        100.0%        100.0%
Cost of sales                      57.3          58.9          58.2
Gross profit                       42.7          41.1          41.8
Selling, general and
  administrative expenses          36.3          33.0          34.2
Reserve for anticipated
  sale of subsidiary                0.4             -             -
Income from operations              6.0           8.1           7.6
Interest expense                   (0.2)            -          (0.2)
Other income (expense)              0.2          (0.1)            -
Income before income taxes
  and cumulative effect of
  change in accounting              6.0           8.0           7.4
Income tax provision                2.4           3.1           2.8
Net income before cumulative
  effect of change in accounting    3.6           4.9           4.6
Cumulative effect of change in
  accounting for income taxes         -           0.1             -
Net income                          3.6%          5.0%          4.6%


FISCAL 1995 COMPARED WITH FISCAL 1994

Net sales increased 14 percent to $992 million in fiscal 1995, compared with $870 million in fiscal 1994. The increase was primarily due to improved customer reaction to the catalogs and a 23 percent increase in the number of regular and specialty catalogs mailed, from 155 million to 191 million in fiscal 1995. About half of the increase in net sales in fiscal 1995 came from the company's regular monthly catalogs, prospector catalogs and specialty catalogs in the United States. Specialty catalogs include the Kids catalog, featuring children's clothing; Coming Home, a catalog focusing on products for bed and bath; Beyond Buttondowns, a men's tailored clothing and accessories catalog; and the Textures catalog, featuring tailored clothing for women. In addition, over 30 percent of the sales increase was attributed to the strong sales growth from the company's international businesses as well as two new businesses, The Territory Ahead and Corporate Sales.

The company ended the year with inventory of $169 million, up 13 percent from fiscal 1994 ending inventory of $150 million. Higher inventory levels throughout the year resulted in higher interest expense, but enabled the company to ship nearly 88 percent of items ordered by customers at the time the order was placed, compared with 85 percent for fiscal 1994.
                                                                        14


Gross profit increased

Gross profit increased 18 percent to $423 million in fiscal 1995, compared with $357 million in fiscal 1994, primarily due to the 14 percent increase in consolidated net sales, as well as to the increase in gross profit margin. As a percentage of net sales, gross profit rose to 42.7 percent in fiscal 1995, compared with 41.1 percent in fiscal 1994. The increase in gross profit margin was mainly due to lower merchandise costs from improvements in domestic and offshore sourcing, partially offset by steeper markdowns of liquidated merchandise. Liquidation of out-of-season and overstocked merchandise was about 10 percent of net sales in each of the last two years.

Costs on inventory purchases increased approximately 0.1 percent in fiscal 1995, compared to 0.8 percent in fiscal 1994. The impact of inflation continues to be low for the merchandise purchased by the company.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses rose 25 percent in fiscal 1995 to $360 million, from $287 million in fiscal 1994, principally due to the 14 percent increase in net sales. Associated with higher sales were advertising expenses (attributed to customer prospecting and increased catalog mailings), fixed expenses (due to investment spending in international and new businesses) and increased variable expenses (primarily due to higher payroll and shipping and handling costs). The costs of producing and mailing catalogs represented about 45 percent of total SG&A in fiscal 1995 and in fiscal 1994.

As a percentage of sales, SG&A increased to 36.3 percent in fiscal 1995 from 33.0 percent in fiscal 1994. The rise in the SG&A ratio was primarily due to the company's investment spending to develop international and new businesses, to expand customer acquisition programs in anticipation of the 1995 postal rate and paper price increases, to enhance its customer service by offering two-day UPS delivery service, and to upgrade its information systems.

The company continues to invest in the expansion of its international businesses and the development of new catalog businesses. These efforts are expected to continue to have a negative impact on the SG&A ratio.

Depreciation and amortization expense was up 24 percent from the prior year, to $10.3 million. Rental expense was up 19 percent to total $8.6 million, primarily due to increased computer hardware and building rentals.

Increased utilization of credit lines

Higher inventory levels for the majority of the year resulted in more borrowing and higher interest expense throughout the year. In addition, the company purchased approximately $28 million in treasury stock and spent $27 million in capital expenditures. The company's lines of credit peaked at $106 million in October 1994, compared with a peak of $54 million in the prior year. At January 27, 1995, the company had short-term debt outstanding for a subsidiary of $7.5 million and no long-term debt outstanding.
                                                                        15


Net income decreased

Net income was $36.1 million, down 17 percent from the $43.7 million the company earned in fiscal 1994. Earnings per common share for the year just ended were $1.03, compared with $1.22 per share in the prior year.

As previously announced, during the fourth quarter of fiscal 1995, the company set up a reserve for the anticipated sale of its subsidiary, MontBell America, Inc., that reduced net income by $2.1 million, or $0.06 per share. During the first quarter of fiscal 1994, the company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which added $1.3 million of income, or $0.04 per share, to the results for fiscal 1994. Without the effect of these two factors, net income for fiscal 1995 was $38.2 million, or $1.09 per share, compared with $42.4 million, or $1.18 per share, in fiscal 1994. (All per share amounts have been adjusted to reflect the two-for-one stock split declared in May 1994.)

FISCAL 1994 COMPARED WITH FISCAL 1993

Net sales increased 19 percent to $870 million, in fiscal 1994, compared with $734 million in fiscal 1993. The increase was primarily due to improved customer reaction to the catalogs and an increase in the number of regular and specialty catalogs mailed from 136 million to 155 million in fiscal 1994. About half of the net sales increase came from the main monthly catalogs and prospector catalogs, principally due to a better customer reaction to these catalogs. Other significant sources of the sales growth were four additional issues of specialty catalogs, the acquisition of a majority interest in The Territory Ahead, a California-based catalog company, and growth in our U.K. subsidiary. Specialty catalogs include the Kids catalog, featuring children's clothing; Coming Home, a catalog focusing on products for bed and bath; Beyond Buttondowns, a men's tailored clothing and accessories catalog; and the new Textures catalog, featuring tailored clothing for women.

Inventory at end of the fiscal 1994 totaled $150 million, a 41 percent increase from fiscal 1993 ending inventory of $106 million. At the end of fiscal 1993, the company had 14 percent lower inventory than at the end of fiscal 1992 when inventory totaled $123 million. The company believes that the fiscal 1993 year-end inventory level was lower than needed to offer the service it attempts to give its customers and contributed to the lower than planned service levels, especially in spring of 1993. For the year, the company was able to ship about 85 percent of items ordered by customers at the time of order placement, compared with 87 percent in fiscal 1993.

Gross profit

Gross profit increased 17 percent from $306 million in fiscal 1993 to $357 million in fiscal 1994, primarily due to the 19 percent increase in consolidated net sales, partially offset by the decrease in the gross profit margin. As a percentage of net sales, gross profit decreased from
41.8 percent in fiscal 1993 to 41.1 percent in fiscal 1994, principally due to lower initial markups and steeper markdowns on liquidated merchandise. This was somewhat offset by a favorable mix of full-price sales. Liquidation of out-of-season and overstocked merchandise at reduced prices totaled approximately 10 percent of total net sales in fiscal 1994 compared with 11 percent in fiscal 1993.
                                                                        16


Costs on inventory purchases increased approximately 0.8 percent in fiscal 1994, compared with 1.1 percent in fiscal 1993.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 14 percent to $287.0 million from $250.7 million in fiscal 1993, principally due to increases in fixed operating expenses, operating expenses associated with higher sales and increases in catalog mailings.

The SG&A ratio declined from 34.2 percent in fiscal 1993 to 33.0 percent in fiscal 1994. The decrease in the ratio was primarily a result of lower catalog production expenses and relatively higher sales demand generated by the catalogs. This was partially offset by higher variable expenses due to increased package delivery costs and slightly lower first-time fulfillment, as well as somewhat higher fixed expenses. A portion of the shipping cost was offset by an increase in shipping charges to customers.

Historically, the cost of producing and mailing catalogs represents about half of total SG&A. In fiscal 1994, that portion relating to catalogs was lower due to savings in printing and lower paper costs.

Depreciation and amortization expense was up 5 percent from the prior year, to $8.3 million. Rental expense was up 15 percent to $7.3 million, primarily due to increased computer hardware and software rentals.

Interest expense

Interest expense on lines of credit was down in fiscal 1994 due to lower borrowing levels throughout the fiscal year. Inventory carried for the first five months of the year was significantly lower resulting in less borrowing in the first half of the year. The increased level of profits and cash in the second half of the year held borrowing in check, despite rising inventory levels and capital spending increases. The lines of credit peaked at $54 million in October 1993 compared with a peak of $55 million in the prior year. At January 28, 1994, the company had no short-term debt outstanding and had $40,000 of long-term debt related to the land purchase in Reedsburg, Wisconsin.

Net income

During the first quarter of fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which added $1.3 million of net income, or $0.04 per share, to the results in fiscal 1994. Before the cumulative effect of such accounting change, net income in fiscal 1994 rose about 27 percent to $42.4 million, or $1.18 per share, compared with $33.5 million, or $0.92 per share, for the similar period in the prior year.

With the inclusion of the cumulative effect of this accounting change, net income increased 31 percent in fiscal 1994 to $43.7 million, from $33.5 million in fiscal 1993. Earnings per common share increased to $1.22 from $0.92 in the prior year. (All per share amounts have been adjusted to reflect the two-for-one stock split declared in May 1994.)
                                                                        17


The Christmas season is our busiest

The company's business is highly seasonal. The fall/winter season, which the company regards as a five-month period ending in December, includes the peak selling season during the Thanksgiving and Christmas holidays in the company's fourth quarter. In the longer spring/summer season, orders are fewer and the merchandise offered generally has lower unit selling prices than products offered in the fall/winter season. As a result, net sales are usually substantially greater in the fall/winter season and SG&A as a percentage of net sales is usually higher in the spring/summer season. In addition, as the company continues to refine its marketing efforts by experimenting with the timing of its catalog mailings, quarterly results may fluctuate.

Nearly 40 percent of our annual sales and over 60 percent of our before-tax profit came in the final three months (November, December and January) of fiscal years 1995 and 1994.

Liquidity and capital resources

To date, the bulk of the company's working capital needs have been met through funds generated from operations and from short-term bank loans. The company's principal need for working capital has been to meet peak inventory requirements associated with its seasonal sales pattern. In addition, the company's resources have been used to make asset additions, purchase treasury stock, pay cash dividends to shareholders, and acquire new businesses.

During fiscal 1995, the board of directors evaluated its dividend practice whereby it had paid an annual dividend of 20 cents per share (10 cents post-split) for the past seven years. In light of the company's intent to buy back additional shares, the board determined that the current practice was no longer desirable and payment of a cash dividend is not planned for the foreseeable future.

The company continues to explore investment opportunities arising from the expansion of its international businesses, the development of new businesses and the acquisition of existing businesses. While this investment spending has had a negative impact on earnings, it is not expected to have a material effect on liquidity.

At January 27, 1995, the company had unsecured domestic credit facilities totaling $110 million, all of which was unused. The company also maintains foreign credit lines for use in foreign operations totaling the equivalent of approximately $20 million, of which $7.5 million was used at January 27, 1995. The company has a separate $20 million bank facility available to fund treasury stock purchases and capital expenditures. This facility runs through December 31, 1995.

Since June 1989, the company's board of directors has authorized the company from time to time to purchase a total of 8.2 million shares of treasury stock, of which 6.2 million shares have been purchased as of January 27, 1995. The company purchased 1.4 million shares (reflecting the two-for-one stock split) of treasury stock in fiscal year ended January 27, 1995. On a pre-split basis, the company purchased 0.1 million and 0.7 million shares of treasury stock in fiscal years ended January 28, 1994, and January 29, 1993, respectively. The total cost of the purchases was $28.0 million, $2.9 million, and $21.0 million for fiscal 1995, 1994 and 1993, respectively.
                                                                        18


Capital investment

Capital investment was about $27 million in fiscal 1995. Major projects included construction of a second distribution center in Reedsburg, Wisconsin, new computer hardware and software, and material handling equipment.

In the coming year, we plan to invest about $28 million in capital improvements. Major projects will include new computer hardware and software, initial construction of a new office building in Dodgeville, Wisconsin, and material handling equipment. We believe our cash flow from operations and borrowings under our credit facilities will provide adequate resources to meet our capital requirements and operational needs for the foreseeable future.

Catalog mailing costs and paper prices will rise in fiscal 1996

Effective January 1995, United States Postal Service third-class mailing rates increased 14 percent for third-class mailings, which is the rate assigned for the company's catalog mailings. In addition, beginning in late 1994, paper prices have also risen. At this point, the company can not determine the exact increase for fiscal 1996, but estimates that the total increase in paper prices for the full fiscal year will be in excess of 25 percent. The company expects the increases in postage and paper prices will add at least $15 million to our cost of printing, producing and mailing catalogs to our customers.

While many of these increases will have to be absorbed as a rise in the cost of doing business, the company is evaluating various ways to reduce the impact of these increased costs. The company believes it will be difficult to make changes significant enough to fully offset these expenses.

Possible future changes

Congress has from time to time considered proposals which would require mail order companies to collect and remit sales and use tax in states where the company does not have a physical presence. As it is anticipated that the change, if adopted, will be applied prospectively, the company believes there would be no material impact on financial results.
                                                                        19




Item 8.   Consolidated Financial Statements and Supplementary Data

Consolidated Statements of Operations
(In thousands, except per share data)
                                               For the period ended
                                     January 27,  January 28,  January 29,
                                        1995         1994         1993

Net sales                             $992,106     $869,975     $733,623

  Cost of sales                        568,634      512,521      427,292

Gross profit                           423,472      357,454      306,331

  Selling, general and
    administrative expenses            360,147      287,044      250,737
  Reserve for anticipated
    sale of subsidiary                   3,500            -            -

Income from operations                  59,825       70,410       55,594

  Other income (expense):
    Interest expense                    (1,769)        (359)      (1,330)
    Interest income                        307          346          266
    Other                                1,300         (527)        (497)

  Total other expense, net                (162)        (540)      (1,561)

Income before income taxes
  and cumulative effect of
  change in accounting                  59,663       69,870       54,033
  Income tax provision                  23,567       27,441       20,533

Net income before
  cumulative effect of
  change in accounting                  36,096       42,429       33,500
Cumulative effect of
  change in accounting
  for income taxes                           -        1,300            -

Net income                            $ 36,096     $ 43,729     $ 33,500

Net income per share
  before cumulative effect
  of change in accounting             $   1.03     $   1.18     $   0.92
Cumulative effect of
  change in accounting                       -         0.04            -
Net income per share                  $   1.03     $   1.22     $   0.92

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.
                                                                        20



Consolidated Balance Sheets
(In thousands)                                     January 27,  January 28,
                                                      1995         1994
Assets

Current assets:
  Cash and cash equivalents                         $  5,426     $ 21,569
  Receivables                                          4,459        3,644
  Inventory                                          168,652      149,688
  Prepaid expenses                                    11,219       11,787
  Deferred income tax benefit                          8,412        5,588
Total current assets                                 198,168      192,276

Property, plant and equipment, at cost:
  Land and buildings                                  69,798       60,866
  Fixtures and equipment                              74,745       57,769
  Leasehold improvements                               1,862        1,346
Total property, plant and equipment,                 146,405      119,981
  Less-accumulated depreciation and amortization      49,414       40,290
Property, plant and equipment, net                    96,991       79,691
Intangibles, net                                       2,453        1,863
Total assets                                        $297,612     $273,830
Liabilities and shareholders' investment
Current liabilities:
  Lines of credit                                   $  7,539     $      -
  Current maturities of long-term debt                    40           40
  Accounts payable                                    52,762       54,855
  Reserve for returns                                  5,011        3,907
  Accrued liabilities                                 25,952       17,443
  Accrued profit sharing                               1,679        2,276
  Income taxes payable                                 9,727       12,528
Total current liabilities                            102,710       91,049
Long-term debt, less current maturities                    -           40
Deferred income taxes                                  5,379        5,200
Long-term liabilities                                    395          256

Shareholders' investment:
  Common stock, 40,221 and 20,110
    shares issued, respectively                          402          201
  Donated capital                                      8,400        8,400
  Paid-in capital                                     25,817       24,888
  Deferred compensation                               (1,421)      (2,001)
  Currency translation adjustments                       284          246
  Retained earnings                                  229,554      193,460
  Treasury stock, 5,395 and 2,154
    shares at cost, respectively                     (73,908)     (47,909)
Total shareholders' investment                       189,128      177,285
Total liabilities and shareholders' investment      $297,612     $273,830

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.
                                                                        21



Consolidated Statement of Shareholders' Investment
(In thousands)
                                            For the period ended
                                    Jan. 27,       Jan. 28,      Jan. 29,
                                      1995           1994          1993

Common Stock
  Beginning balance                 $    201       $    201      $    201
  Two-for-one stock split                201              -             -
  Ending balance                    $    402       $    201      $    201

Donated Capital Balance             $  8,400       $  8,400      $  8,400

Paid-in Capital
  Beginning balance                 $ 24,888       $ 24,857      $ 23,782
  Tax benefit of stock
   options exercised                   1,130             31         1,075
  Two-for-one stock split               (201)             -             -
  Ending balance                    $ 25,817       $ 24,888      $ 24,857

Deferred Compensation
  Beginning balance                 $ (2,001)      $ (1,680)     $   (886)
  Issuance of treasury stock               -           (564)         (985)
  Amortization of deferred
    compensation                         580            243           191
  Ending balance                    $ (1,421)      $ (2,001)     $ (1,680)

Foreign Currency Translation
  Beginning balance                 $    246       $      -      $      -
  Adjustment for the year                 38            246             -
  Ending balance                    $    284       $    246      $      -

Retained Earnings
  Beginning balance                 $193,460       $153,324      $123,418
  Net income                          36,096         43,729        33,500
  Cash dividends paid                      -         (3,592)       (3,589)
  Issuance of treasury stock              (2)            (1)           (5)
  Ending balance                    $229,554       $193,460      $153,324

Treasury Stock
  Beginning balance                 $(47,909)      $(45,714)     $(28,283)
  Purchase of treasury stock         (27,979)        (2,861)      (20,972)
  Issuance of treasury stock           1,980            666         3,541
  Ending balance                    $(73,908)      $(47,909)     $(45,714)

Total Stockholders' Equity          $189,128       $177,285      $139,388

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.
                                                                        22



Consolidated Statements of Cash Flows
(In thousands)                                   For the period ended
                                             Jan. 27,   Jan. 28,  Jan. 29,
                                               1995       1994      1993
Cash flows (used for) from operating activities:
  Net income before cumulative effect
    of change in accounting                  $ 36,096   $ 42,429  $ 33,500
  Adjustments to reconcile net income to net
    cash flows from operating activities-
    Depreciation and amortization              10,311      8,286     7,900
    Deferred compensation expense                 580        243       191
    Deferred income taxes                      (2,645)    (1,684)     (612)
    Loss on sales of fixed assets                 145        684       931
    Changes in current assets and liabilities
      excluding the effects of acquisitions:
        Receivables                              (264)    (3,179)      365
        Inventory                             (16,544)   (41,769)   16,501
        Prepaid expenses                          597     (5,715)      999
        Accounts payable                       (2,093)    16,765     8,625
        Reserve for returns                     1,104        (98)      552
        Accrued liabilities                     8,509      3,701      (260)
        Accrued profit sharing                   (597)       642       400
        Income taxes payable                   (2,801)     1,570    (1,868)
    Other                                         177        502         -
Net cash flows from operating activities       32,575     22,377    67,224

Cash flows (used for) from investing activities:
  Cash paid for capital additions and
    businesses acquired                       (31,365)   (17,392)   (8,591)
  Proceeds from sales of fixed assets              19         71        15
Net cash flows used for investing activities  (31,346)   (17,321)   (8,576)

Cash flows (used for) from financing activities:
  Proceeds from short-term and long-term debt   7,539         80         -
  Payment of short-term and long-term debt        (40)         -   (16,349)
  Tax effect of exercise of stock options       1,130         31     1,075
  Purchases of treasury stock                 (27,979)    (2,861)  (20,972)
  Issuance of treasury stock                    1,978        101     2,551
  Cash dividends paid to common shareholders        -     (3,592)   (3,589)
Net cash flows used for financing activities  (17,372)    (6,241)  (37,284)

Net increase (decrease) in cash
  and cash equivalents                        (16,143)    (1,185)   21,364
Beginning cash and cash equivalents            21,569     22,754     1,390

Ending cash and cash equivalents             $  5,426   $ 21,569  $ 22,754

Supplemental cash flow disclosures:
  Interest paid                              $  2,828   $    364  $  1,315
  Income taxes paid                            27,595     27,475    21,905

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.
                                                                        23



Notes to Consolidated Financial Statements

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

    Year-end

    The company's fiscal year is comprised of 52-53 weeks ending on the Friday closest to January 31. Fiscal 1995 ended on January 27, 1995, fiscal 1994 ended on January 28, 1994, and fiscal 1993 ended on January 29, 1993. Fiscal 1996 will be a 53-week year ending on February 2, 1996. The additional week will be added in the fourth quarter of fiscal 1996.

    Fair values of financial instruments

    The fair value of financial instruments does not materially differ from their carrying values.

    Inventory

    Inventory, primarily merchandise held for sale, is stated at last-in, first-out (LIFO) cost, which is lower than market. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventory would have been approximately $18.9 million and $19.1 million higher than reported at January 27, 1995, and January 28, 1994, respectively.

    Catalog costs

    Prepaid expenses primarily consist of catalog production and mailing costs that have not yet been fully amortized over the expected revenue stream, which is approximately three months from the date catalogs are mailed. The company's report of such advertising costs is in conformance with the provisions of the AICPA Statement of Position No. 93-7, "Reporting on Advertising Costs," which will become effective for the company in fiscal 1996.

    Depreciation and amortization

    Depreciation expense is calculated using the straight-line method over the estimated useful lives of the assets, which are 20 to 30 years for buildings and land improvements and 5 to 10 years for leasehold improvements and furniture, fixtures, equipment, and software. The company provides one-half year of depreciation in the year of addition and retirement.
                                                                        24


    Intangibles

    Intangible assets consist primarily of goodwill, the excess of cost over the fair market value of net assets of a business purchased. Goodwill is being amortized over 40 years on a straight-line basis. Other intangibles are amortized over a shorter life. Total accumulated amortization of these intangibles was $0.3 million and $0.1 million at January 27, 1995, and January 28, 1994, respectively.

    Net income per share

    Net income per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. After the two-for-one stock split, the weighted average common shares outstanding were 35.2 million, 35.9 million and 36.3 million (See Note
    2) for fiscal years 1995, 1994 and 1993, respectively. Common stock equivalents include awards, grants and stock options issued by the company. The common stock equivalents do not significantly dilute basic earnings per share.

    Reserve for losses on customer returns

    At the time of sale, the company provides a reserve equal to the gross profit on projected merchandise returns, based on its prior returns experience.

    Financial instruments with off-balance-sheet risk

    The company is party to financial instruments with off-balance-sheet risk in the normal course of business to reduce its exposure to fluctuations in foreign currency exchange rates and to meet financing needs.

    The company enters into forward exchange contracts to hedge anticipated foreign currency transactions during the upcoming seasons. The purpose of the company's foreign currency hedging activities is to protect the company from the risk that the eventual dollar cash flows resulting from these transactions will be adversely affected by changes in exchange rates. At January 27, 1995, the company had forward exchange contracts, maturing through January 1996, to sell approximately 243.1 million yen and to purchase approximately 119.1 million yen and 5.0 million Canadian dollars. There were no material deferred gains or losses related to the outstanding forward exchange contracts as of January 27, 1995.

    The company also uses import letters of credit to purchase foreign-sourced merchandise. The letters of credit are primarily U.S. dollar-denominated and are issued through third-party financial institutions to guarantee payment for such merchandise within agreed upon time periods. At January 27, 1995, the company had outstanding letters of credit of approximately $18.9 million, all of which had expiration dates of less than 1 year.

    The counterparty to the financial instruments discussed above is primarily one large financial institution; management believes the risk of counterparty nonperformance on these financial instruments is not significant.
                                                                        25


    Foreign currency translation

    Financial statements of the foreign subsidiaries are translated into U.S. dollars in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 52. Foreign currency transaction gains were $0.8 million in fiscal 1995. Foreign currency gains and losses for fiscal 1994 and fiscal 1993 were not material.

    Postretirement benefits

    The company does not currently provide any postretirement benefits for employees other than profit sharing.

    Reclassifications

    Certain financial statement amounts have been reclassified to be consistent with the fiscal 1995 presentation.

Note 2.  Shareholders' investment

    Two-for-one stock split

    In May 1994, the company declared a two-for-one split (effected as a stock dividend) in the company's common stock. The stock split resulted in an increase in the stated capital of the company from $201,103 to $402,206 with a corresponding reduction in paid-in capital. This has been reflected retroactively in the earnings per share calculations presented.

    Capital stock

    Pursuant to shareholder approval in May 1994, the company increased its authorized common stock from 30 million shares of $0.01 par value common stock to 160 million shares. Also, the company is authorized to issue 5 million shares of preferred stock, $0.01 par value. The company's board of directors has the authority to issue shares and to fix dividend, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions of the preferred stock.

    Treasury stock

    In May 1994, the company's board of directors authorized the additional purchase of 1.0 million shares of the company's common stock, increasing the total shares that have been authorized for purchase since June 1989 from 3.1 million to 4.1 million. After the two-for-one stock split, this number increased from 4.1 million shares to 8.2 million. After the effect of the stock split a total of 6.2 million,
    4.8 million and 4.6 million shares had been purchased as of January 27, 1995, January 28, 1994, and January 29, 1993, respectively.
                                                                        26


    Treasury stock summary:                For the period ended
                              Jan. 27, 1995   Jan. 28, 1994   Jan. 29, 1993

     Beginning balance          2,154,235       2,082,035       1,638,840
       Two-for-one stock split  2,154,235
       Purchase of stock        1,380,502          89,800         680,195
       Issuance of stock         (294,000)        (17,600)       (237,000)

     Ending Balance             5,394,972       2,154,235       2,082,035


    Stock awards and grants

    The shareholders of the company have approved the company's restricted stock award plan. Under the provisions of the plan, a committee of the company's board of directors may award shares of the company's common stock to its officers and key employees. Such shares vest over a ten-year period on a straight-line basis from the date of the award.

    In addition, the company granted shares of its common stock to individuals as an inducement to enter the employ of the company.

    After the effect of the two-for-one stock split, the following table reflects the activity under the stock award and stock grant plans:

                                              Awards     Grants

      Balance at January 31, 1992             97,120     22,000
        Prior years vested                    (9,800)    (8,000)
      Adjusted balance at January 31, 1992    87,320     14,000
        Granted                               74,000          -
        Forfeited                                  -          -
        Vested                               (20,000)    (2,000)
      Balance at January 29, 1993            141,320     12,000
        Granted                               27,200          -
        Forfeited                             (3,600)         -
        Vested                               (15,760)    (2,000)
      Balance at January 28, 1994            149,160     10,000
        Granted                                    -          -
        Forfeited                            (15,940)   (10,000)
        Vested                               (17,860)         -
      Balance at January 27, 1995            115,360          -

    The granting of the above awards and grants has been recorded as deferred compensation based on the fair market value of the shares at the date of grant. Compensation expense under these plans is recorded as shares vest.
                                                                        27


    Stock options

    Pursuant to shareholder approval in May 1994, the company increased from 1.00 million to 1.25 million the number of shares of common stock, either authorized and unissued shares or treasury shares, that may be issued pursuant to the exercise of options granted under the company's stock option plan. After the two-for-one stock split, the shares increased from 1.25 million to 2.50 million. Options are granted at the discretion of a committee of the company's board of directors to officers and key employees of the company. No option may have an exercise price less than the fair market value per share of the common stock at the date of grant.

    After the effect of the two-for-one stock split, activity under the stock option plan is as follows:
                                                     Average
                                                     Exercise   Vested
                                           Options     Price    Options

      Balance at January 31, 1992        1,380,000    $ 8.57    180,000
        Granted                             80,000    $13.96
        Exercised                         (400,000)   $ 6.38
      Balance at January 29, 1993        1,060,000    $ 9.81    216,000
        Granted                            637,200    $19.12
        Exercised                           (8,000)   $12.69
      Balance at January 28, 1994        1,689,200    $13.31    340,000
        Granted                                  -         -
        Exercised                         (294,000)   $ 6.72
        Forfeited                         (928,800)   $15.27
      Balance at January 27, 1995          466,400    $13.56    195,480

    The above options currently outstanding vest over a five-year period from the date of grant. The outstanding options expire as follows:

                      2000    -    100,000
                      2001    -     72,000
                      2002    -     60,000
                      2003    -    234,400
                                   466,400

Note 3.  Income taxes

    Effective January 30, 1993, the company adopted SFAS No. 109, "Accounting for Income Taxes". The cumulative effect of adopting the standard was recorded as a change in accounting principle in the first quarter of fiscal 1994 with an increase to net income of $1.3 million or $0.04 per common share.
                                                                        28


    The components of the provision for income taxes for each of the periods presented are as follows (in thousands):

                                     Period ended,
                        January 27,       January 28,      January 29,
                           1995              1994             1993
      Current:
        Federal          $ 22,154          $ 24,607          $ 17,800
        State               4,058             4,518             3,345
      Deferred             (2,645)           (1,684)             (612)

                         $ 23,567          $ 27,441          $ 20,533

     The difference between income taxes at the statutory federal income tax rate of 35 percent for fiscal 1995 and fiscal 1994 and 34 percent for fiscal 1993 and income tax reported in the statements of operations is as follows (in thousands):

                                             Period ended,
                                 January 27,    January 28,    January 29,
                                    1995           1994           1993

     Tax at statutory
       federal tax rate           $ 20,882        $ 24,421       $ 18,371
     State income taxes,
       net of federal benefit        2,156           2,818          2,043
     Future tax benefits not
       recognized under SFAS No 96       -               -             67
     Other                             529             202             52


                                  $ 23,567        $ 27,441       $ 20,533

     Temporary differences which give rise to deferred tax assets and liabilities as of January 27, 1995, and January 28, 1994, are as follows (in thousands):
                                 Current Deferred       Long-term Deferred
                                   Tax Benefit           Tax Liabilities
                                Jan. 27,    Jan. 28,   Jan. 27,   Jan. 28,
                                  1995        1994       1995       1994
       Catalog advertising     $(1,539)    $(1,988)   $     -    $     -
       Inventory                 7,052       5,585          -          -
       Employee Benefits         1,243         673          -          -
       Reserve for returns       1,406         482          -          -
       Depreciation                  -           -      5,379      5,200
       Foreign operating
         loss carryforwards          -           -       (807)      (933)
       Valuation allowance           -           -        807        933
       Other                       250         836          -          -
       Total                   $ 8,412     $ 5,588    $ 5,379    $ 5,200

                                                                        29


    The valuation allowance required under SFAS No. 109 has been established for the deferred income tax benefits related to certain subsidiary loss carryforwards, which may not be realized.

    Prior to January 30, 1993, the company followed the provisions of SFAS No. 96, "Accounting for Income Taxes." The components of the deferred tax provision is as follows (in thousands):

                                           Period ended
                                            January 29,
                                                1993
                  Depreciation              $    (255)
                  Inventory                      (255)
                  Other                          (102)
                  Deferred tax provision    $    (612)

Note 4.  Lines of credit

    The company has unsecured domestic lines of credit with various banks totaling $110 million. There were no amounts outstanding at January 27, 1995 and January 28, 1994.

    In addition, the company has unsecured lines of credit with foreign banks totaling the equivalent of $20 million for a wholly-owned foreign subsidiary. There was $7.5 million outstanding at January 27, 1995, at interest rates averaging 3.0 percent.

Note 5.  Long-term debt

    There was no long-term debt as of January 27, 1995, compared to $40,000 outstanding as of January 28, 1994.

    The company has an agreement which expires December 31, 1995, with a bank for a $20 million credit facility available to fund treasury stock purchases and capital expenditures. The company is currently in compliance with all lending conditions and covenants related to this debt facility.

Note 6.  Leases

    The company leases store and office space and equipment under various leasing arrangements. The leases are accounted for as operating leases. Total rental expense under these leases was $8.6 million, $7.3 million and $6.3 million for the years ended January 27, 1995, January 28, 1994, and January 29, 1993, respectively.

    Total future fiscal year commitments under these leases as of January 27, 1995, are as follows (in thousands):

                      1996        $ 8,842
                      1997          7,870
                      1998          5,545
                      1999          3,557
                      2000          2,613
                      After 2000    3,773

                                  $32,200
                                                                        30


Note 7.  Retirement plan

    The company has a retirement plan which covers most regular employees and provides for annual contributions at the discretion of the board of directors. Also included in the plan is a 401(k) feature which allows employees to make contributions and the company matches a portion of those contributions. Total expense provided under this plan was $3.5 million, $3.7 million and $1.6 million for the years ended January 27, 1995, January 28, 1994, and January 29, 1993, respectively.

Note 8.  Acquisitions and anticipated disposition

    In July 1994, the company formed a wholly-owned subsidiary that acquired the marketing rights and assets of MontBell America, Inc., which designs, develops and distributes premier technical outdoor clothing and equipment through the wholesale channel to outdoor specialty stores, primarily in the United States.

    In February 1995, the company announced its intention to sell its wholly-owned subsidiary MontBell America, Inc. The financial statements reflect an after-tax charge of $2.1 million as of January 27, 1995.

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

    Results of operations of MontBell America, Inc., and The Territory Ahead were not material to the company, and as a result, no pro forma data is presented. The transactions were accounted for using the purchase method. The excess of the purchase price over the fair value of net assets was recorded as goodwill. The operating results of MontBell America, Inc., and The Territory Ahead are included in the consolidated financial statements of the company from their respective dates of acquisition.
                                                                        31


Note 9.  Consolidated Quarterly Analysis (unaudited)

(In thousands, except per share data)
                                           Fiscal 1995

                             1st Qtr    2nd Qtr    3rd Qtr    4th Qtr


Net Sales                   $187,012   $179,833   $246,209   $379,052
Gross profit                  79,718     77,324    100,176    166,254
Pretax income                  8,058      5,651      6,331     39,623
Net income                  $  4,878   $  3,413   $  3,833   $ 23,972
Net income per share        $   0.14   $   0.10   $   0.11   $   0.69
Common shares outstanding     35,791     34,893     34,879     34,875
   Market price of shares
     outstanding
  - market high               27 3/4    24 1/16     20 1/2     19
  - market low                22 5/8    17 3/8      16 7/8     13


                                           Fiscal 1994

                             1st Qtr    2nd Qtr    3rd Qtr    4th Qtr


Net sales                   $156,256   $151,076   $215,133   $347,510
Gross profit                  64,173     62,686     87,513    143,082
Pretax income                  6,857      5,918     13,117     43,978
Net income before
 cumulative effect of
 change in accounting          4,250      3,554      7,976     26,649
Net income per share
  before cumulative effect
  of change in accounting   $   0.12   $   0.10   $   0.22   $   0.74
Net income                  $  5,550   $  3,554   $  7,976   $ 26,649
Net income per share        $   0.16   $   0.10   $   0.22   $   0.74
Cash dividends                     -          -          -   $  3,592
Cash dividends per share           -          -          -   $   0.10
Common shares outstanding     35,954     35,924     35,922     35,912
   Market price of shares
     outstanding
  - market high             14 15/16     16 1/4     22 1/4     24 7/8
  - market low              11  5/8      13 1/2     14 9/16    20 1/2

                                                                        32



                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Lands' End, Inc.:

We have audited the accompanying consolidated balance sheets of LANDS' END, INC. (a Delaware corporation) and its subsidiaries as of January 27, 1995, and January 28, 1994, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the three years in the period ended January 27, 1995. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lands' End, Inc. and subsidiaries as of January 27, 1995, and January 28, 1994, and the results of their operations and their cash flows for each of the three years in the period ended January 27, 1995, in conformity with generally accepted accounting principles.

As explained in the notes to the consolidated financial statements, effective January 30, 1993, the company changed its method of accounting for income taxes.




/s/  ARTHUR ANDERSEN LLP
     Milwaukee, Wisconsin
     March 3, 1995





Item 9. Changes in and Disagreements on Accounting and Consolidated Financial Disclosure

    None.

                                                                        33


                                 Part III

Item 10.  Directors and Executive Officers of the Registrant

    The information required by this item with respect to directors of the company is incorporated herein by reference to pages 2 through 5 of the Lands' End, Inc. Notice of 1995 Annual Meeting and Proxy Statement dated April 17, 1995 (the "Proxy Statement").

    The information required by this item with respect to executive officers of the company is included on pages 8 and 9 in Part I of this Form 10-K report.

Item 11.  Executive Compensation

    The information required by this item is incorporated herein by reference to pages 5 through 10 of the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    The information required by this item is incorporated herein by reference to page 11 of the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

    The information required by this item is incorporated herein by reference to pages 4 and 5 of the Proxy Statement.

                                                                        34



                                 PART IV.


Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K

          (a)  1.  Consolidated Financial Statements
                     See index on page 2.

               2.  Consolidated Financial Statement Schedules
                     See index on page 37.

               3.  Exhibits

                  Table                                             Exhibit
                  Number                Description                 Number
                  ------                -----------                 -------

                   (10)     Stock Option Plan of the company           1

                   (11)     Statement of recomputation of earnings
                               per share                               2

                   (23)     Consent of Arthur Andersen LLP             3


          (b)   Reports on Form 8-K

                There were no reports filed on Form 8-K during the three-month period ended January 27, 1995.

                                                                        35



                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 24, 1995.

                                            LANDS' END, INC.

                                    By /s/  STEPHEN A. ORUM
                                            ---------------
                                            Stephen A. Orum
                                            Executive Vice President,
                                            Chief Operating Officer and
                                            Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities shown, as of April 24, 1995.

/s/  GARY C. COMER          Chairman of the Board and Director
- - ---------------------------
     Gary C. Comer


/s/  RICHARD C. ANDERSON    Vice Chairman of the Board and Director
- - ---------------------------
     Richard C. Anderson


/s/  MICHAEL J. SMITH       President and Chief Executive Officer
- - ---------------------------
     Michael J. Smith


/s/  JOHN N. LATTER         Director
- - ---------------------------
     John N. Latter


/s/  DAVID B. HELLER        Director
- - ---------------------------
     David B. Heller


/s/  HOWARD G. KRANE        Director
- - ---------------------------
     Howard G. Krane
                                                                        36





                      LANDS' END, INC. & SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES


Management's Discussion and Analysis, consolidated financial statements and accompanying notes, consolidated financial summary, together with the report of Arthur Andersen LLP, dated, March 3, 1995, of the Annual Report to Shareholders for Fiscal 1995 are included on pages 12 through 33 of this report. With the exception of the aforementioned information, the Fiscal 1995 Annual Report to Shareholders is not deemed to be filed as part of this report. Schedules not included in this Form 10-K report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.



                 Consolidated Financial Statement Schedules


      Report of Independent Public Accountants on
      Supplementary Schedules ..................................    38

      Valuation and Qualifying Accounts (Schedule II)...........    39







                                                                        37



   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTARY SCHEDULES


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the Lands' End, Inc. annual report to shareholders included in this Form 10-K, and have issued our report thereon dated March 3, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule on page 39 of this Form 10-K is the responsibility of the company's management and is presented for purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.





/s/  ARTHUR ANDERSEN LLP
     Milwaukee, Wisconsin
     March 3, 1995

                                                                        38





                      LANDS' END, INC. & SUBSIDIARIES
                                SCHEDULE II
                     VALUATION AND QUALIFYING ACCOUNTS
                          (Dollars in thousands)

                               Balance,   Amounts     Write-Offs   Balance,
                               Beginning  Charged to   Against     End of
                               of Period  Net Income   Reserve     Period
                               ---------  ----------   -------     ------
Reserve for Returns:

Year Ended January 27, 1995     $ 3,907    $148,643    $147,539    $  5,011
                                =======    ========    ========    ========

Year Ended January 28, 1994     $ 4,005    $117,449    $117,547    $  3,907
                                =======    ========    ========    ========

Year Ended January 29, 1993     $ 3,453    $ 97,807    $ 97,255    $  4,005
                                =======    ========   =========    ========





                                                                        39


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

     Table               Description                        Exhibit   Doc
     Number                of Item                          Number    Desc
     ------              -----------                        -------   ----
      (3)    Articles of Incorporation and By-laws:

             Certificate of Incorporation of the company,      1     S-1
                  as amended through October 3, 1986.

             Amendment to Certification of Incorporation of    3     10-Q
                  the company, dated August 10, 1987.              Oct 1987

             Amendment to Certificate of Incorporation of      4     10-Q
                  the company, dated May 20, 1994.                July 1994

             Amended and Restated By-laws of the company.      2     10-K
                                                                     1993

      (4)    Equity Instrument and Agreements relating
                  to Debt Obligations:

             Form of Stock Certificate to evidence the         1     10-Q
                  Common stock.                                    Aug 1990

      (10)   Material Contracts:

             Form of letter from bank approving the            7     10-K
                  company's unsecured line of credit                 1992
                  and corresponding note.

             Term Loan Note and Loan Agreement between        11     10-Q
                  the company and the American National            Aug 1990
                  Bank and Trust Company of Chicago.

             First Amendment to Loan Agreement between        13     10-Q
                  the company and the American National            Aug 1991
                  Bank and Trust Company of Chicago, dated
                  June 1, 1991.

             Second Amendment to Loan Agreement between       15     10-K
                  the company and the American National              1992
                  Bank and Trust Company of Chicago, dated
                  January 27, 1992.

                                                                        40


             Third Amendment to Loan Agreement between         16    10-K
                 the company and the American National               1993
                 Bank and Trust Company of Chicago, dated
                 December 11, 1992.

             Fourth Amendment to Loan Agreement between the     1    10-K
                 company and the American National Bank              1994
                 and Trust Company of Chicago, dated
                 December 1, 1993

             Buying Agreement between the company and           7    10-Q
                 the European Buying Agency, Ltd.                  Nov 1990

             Salaried Incentive Bonus Plan                      9    S-1

             Second Amended and Restated 1989                  12    10-Q
                 Restricted Stock Plan of the company              Nov 1991

             Amended and Restated Retirement Plan,              3    10-K
                  dated February 1, 1992                             1994


                                                                        41




                                                              Exhibit 10.1


                      LANDS' END, INC. STOCK OPTION PLAN

PART 1:  Identification of the Plan

        1.1 Title. The Plan described herein shall be known as the "Lands' End, Inc. Stock Option Plan" and is referred to herein as the "Plan." This Plan is an amendment and restatement of what was previously known as the "Lands' End, Inc. 1990 Stock Option Plan" and the "Lands' End, Inc. Second Amended and Restated 1990 Stock Option Plan."

        1.2 Purpose. The purpose of the Plan is to provide officers and key employees of Lands' End, Inc. (the "Company") with additional incentive to increase their efforts on the Company's behalf and to remain in or enter into the employ of the Company by granting such employees from time to time, at the discretion of the Committee:

        (a)incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code")) to purchase shares of common stock of the Company ("Company Shares"), and

        (b)nonqualified stock options (meaning all options granted under the Plan which are not designated by the Committee at the time of grant as incentive stock options) to purchase Company Shares.

By virtue of the benefits available under the Plan, employees who are responsible for the future growth and continued success of the Company have an opportunity to participate in the appreciation in the value of Company Shares, which furnishes such employees with an additional incentive to work for and contribute to such appreciation through the growth and success of the Company.

        1.3 Adoption of the Plan. The Lands' End, Inc. 1990 Stock Option Plan was adopted by the Company's Board of Directors on November 27, 1990 and approved by the Company's shareholders on May 15, 1991. The Lands' End, Inc. 1990 Stock Option Plan was amended and restated by the Company's Board of Directors on October 22, 1991 and December 9, 1991 (at which time it was renamed the Lands' End, Inc. Second Amended and Restated 1990 Stock Option Plan) which amendments were approved by the Company's shareholders on May 20, 1992. The Lands' End, Inc. 1990 Second Amended and Restated Stock Option Plan was further amended and restated by the Company's Board of Directors on December 10, 1993 and April 15, 1994 (at which time it was renamed the Lands' End, Inc. Stock Option Plan) which amendments were approved by the Company's shareholders on May 18, 1994. The Lands' End, Inc. Stock Option Plan was further amended and restated by the Company's Board of Directors on April 7, 1995 (the "Latest Restatement Date"). Options may be granted under the Plan, as amended and restated on the Latest Restatement Date, before such amendment and restatement is approved by the Company's shareholders; provided, that if such shareholder approval shall not have been obtained by September 30, 1995, all options granted under the Plan on or after May 18, 1994 shall automatically be deemed to have been granted under and pursuant to the terms of the Plan as in effect prior to such amendment and restatement.

             1.4 Company Shares Reserved for the Plan. There is reserved for issuance upon the exercise of options to be granted under the Plan an aggregate of 2,500,000 Company Shares, which may be authorized and unissued shares or treasury shares and which number is subject to adjustment for events occurring after the Latest Restatement Date as provided in Section
5.4.

PART 2:  Administration of the Plan

        2.1 Committee's Membership and Powers. The Plan will be administered by a committee of the Board of Directors of the Company (the "Committee") consisting of two or more Directors as the Board may designate from time to time, none of whom has been eligible to receive a benefit under this Plan or under any other plan of the Company entitling participants to acquire stock, stock options or stock appreciation rights for a period of at least one year prior to appointment. The members of the Committee must be "disinterested persons" as that term is defined in Rule 16b-3 of the Securities and Exchange Commission and "outside directors" as that term is defined in Section 162(m) of the Code. No person who is ap-pointed as a member of the Committee shall be entitled to receive any benefit under the Plan for a period of at least one year following the termination of such person's membership on the Committee. The Committee shall have the power to construe and interpret this Plan, to make all factual determinations hereunder and to establish the terms of any incentive stock options or nonqualified stock options granted hereunder. The determinations of the Committee shall be made in accordance with their judgment as to the best interests of the Company and its shareholders and in accordance with the purpose of the Plan. A majority of members of the Committee shall constitute a quorum, and all determinations of the Commit-tee shall be made by a majority of its members. Any determination of the Committee under the Plan may be made without notice or meeting of the Committee, by a writing signed by all of the Committee members. The initial members of the Committee are David Heller and John Latter.

        2.2 Indemnification. Service on the Committee shall constitute service as a Director of the Company so that members of the Committee shall be entitled to indemnification and reimbursement as Directors of the Company to the full extent provided for at any time by law, the Company's Certificate of Incorporation, the Company's By-Laws and in any insurance policy or other agreement intended for the benefit of the Company's Directors.

PART 3:  Plan Participants

        Participants will consist of such officers and key employees of the Company as the Committee in its sole discretion determines from time to time. Designation of a participant in any year shall not require the Committee to designate such person to receive a benefit in any other year or to receive the same type or amount of benefit as granted to the participant in any other year or as granted to any other participant in any year. The Committee shall consider such factors as its deems pertinent in selecting participants and in determining the type and amount of their respective benefits.

PART 4:  Terms and Conditions of Options

        4.1 Grant Date. An option shall be deemed to have been granted under the Plan on the date (the "Grant Date") designated by the Committee at the time it shall approve such option as the Grant Date of such option, provided that the Committee may not designate a Grant Date with respect to any option which is earlier than the date on which the granting of such option is approved by the Committee.

        4.2 Option Price. The option price per Company Share shall be fixed by the Committee at or before the time the Committee approves the granting of the option. However, except as provided in the following sentence, no option shall have an option price per Company Share of less than 100 percent of the fair market value of a Company Share on the Grant Date of the option. At its discretion, the Committee may issue options to a participant who, in accordance with section 5.8 hereof, has voluntarily surrendered and canceled a prior option at a price per Company Share equal to or greater than the price per Company Share of the prior option. For this purpose "fair market value" of a Company Share as of any date shall be equal to the last per share sales price reported for a Company Share for such date in The Wall Street Journal or, if no sales of Company Shares are reported for such date in The Wall Street Journal, for the next succeeding date for which sales of Company Shares are so reported in The Wall Street Journal. If sales of Company Shares are not reported for any date in The Wall Street Journal, then the "fair market value" of a Company Share as of any date shall be determined in such manner as shall be prescribed in good faith by the Committee.

        4.3 Term and Exercisability of Options. Options may "vest" and become exercisable in one or more installments upon the passage of a specified period of time as the Committee shall in each case determine in its sole discretion when the option is granted; however no option may be exercised later than December 31 of the year in which the tenth anniversary of the Grant Date of such option occurs (or any earlier date which is the last day of the term of the option). The Committee shall have authority, in its sole discretion, to accelerate the vesting and exercisability of all or part of any option granted hereunder and, subject to section 4.5 hereof, to establish restrictions or limitations with respect to the exercise of options, including, but not limited to, the period during which options may be exercised.

        4.4 Special Incentive Stock Option Terms. The terms of each incentive stock option granted under the Plan shall include those terms which are required by Section 422 of the Code and such other terms not inconsistent therewith as the Committee may determine. Each option which is designated by the Committee as an incentive stock option shall be considered to have contained from the outset such terms and provisions as shall be necessary to entitle such intended incentive stock option to the tax treatment afforded by the Code to incentive stock options under Section 422 of the Code. If any agreement covering such an intended incentive stock option granted under the Plan does not explicitly include any terms required to entitle such intended incentive stock option to the tax treatment afforded by the Code to incentive stock options, then all of such required terms and provisions shall be considered implicit in such agree-ment and such intended incentive stock option shall be considered to have been granted subject to such required terms and conditions. In accordance with Section 422 of the Code, the aggregate fair market value (determined as of the grant date) of the Company Shares with respect to which incentive stock options are exercisable for the first time by a participant in any given calendar year shall not exceed $100,000.

        4.5 Termination of Employment. Unless otherwise determined by the Committee, if a participant ceases to be employed by the Company for reasons other than his disability (as described in clause (c) below), retirement on or after his normal retirement date or death, the option (or any remaining unexercised portion thereof) shall terminate effective as of the date of the participant's termination of employment and no portion of the terminated option shall be exercisable after that date. Unless otherwise determined by the Committee, if a participant's termination of employment is a result of his retirement, death or disability, the following provisions shall apply with respect to such option:

        (a) If the participant's termination of employment is on account of his retirement at or after his normal retirement date, any unexercised portion of the option shall be exercisable during the 12 months following the retirement date (unless earlier terminated) and shall terminate on the first anniversary of the date of the termination of his employment (or such earlier time when the option would otherwise expire or terminate on its own terms) whether or not such option or options were exercisable on the retirement date under the provisions of the applicable agreements relating thereto. To the extent that any such unexercised portion of the option is not exercised within three months following the date of termination of employment, it cannot be exercised as an incentive stock option but only as a nonqualified stock option.

        (b) If the participant's termination of employment is on account of his death, any vested but unexercised portion of the option shall be exercisable during the 12 months following the date of death (unless earlier terminated) and shall terminate on the first anniversary of the date of death (or such earlier time when the option would otherwise expire or terminate on its own terms). Vested options may be exercised by the participant's estate or any person who acquired the right to exercise the option by bequest, inheritance or the laws of descent and distribution.

        (c) If the participant's termination of employment is on account of his disability, any vested but unexercised portion of the option shall be exercisable during the six months following the termination of employment (unless earlier terminated) and shall terminate on the 180th day following the termination of his employment (or such earlier time when the option would otherwise expire or terminate on its own terms). In such event, vested options may be exercised by the participant or his guardian. For this purpose a participant shall be considered "disabled" if the Committee determines in good faith that he is unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or which has lasted or can be expected to last for a continuous period of not less than twelve months.

        4.6 Method of Exercising Options. An option may be exercised only by a written notice to the Company accompanied by payment of the full option price which, in the discretion of the Committee, may be made in any one or any combination of the following: cash, certified or official bank check, or delivery of Company Share certificates endorsed in blank or accompanied by executed stock powers evidencing Company Shares whose value shall be deemed to be the "fair market value" (as determined in accordance with Section 4.2 hereof) on the date of exercise of such Company Shares.

        4.7 Maximum Grant. In accordance with Section 162(m) of the Code, the maximum number of Company Shares with respect to which options may be granted to any one participant in any twelve month period is 400,000
(as proportionately adjusted for all stock splits, stock dividends and other recapitalizations occurring after the Latest Restatement Date).

PART 5:  General Provisions

        5.1 Option Agreement. No person shall have any rights under any option granted under this Plan unless and until the Company and the person to whom such options shall have been granted shall have executed and delivered an agreement expressly granting the option to such person and containing provisions setting forth the terms of the option.

        5.2 Shareholder Rights. A participant shall not have any dividend, voting or other shareholder rights by reason of a grant of an option prior to the issuance of any Company Shares pursuant to the proper exercise of all or any portion of such option.

        5.3 Nontransferability of Options. Each option granted under this Plan shall not be transferable otherwise than by will or the laws of descent and distribution, and shall be exercisable during the participant's lifetime only by such participant or his guardian in the event of disability. In the event of the death of a participant, exercise shall be made only:

        (a) by the executor or administrator of the estate of the deceased participant or the person or persons to whom the deceased participant's rights under the benefit shall pass by will or the laws of descent and distribution; and

        (b) to the extent that the deceased participant was entitled thereto at the date of his death.

        5.4 Adjustments. In the event that the Committee shall determine that any dividend or other distribution (whether in the form of cash, Company Shares, other securities or other property), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, combination, split-up, spin-off, repurchase or exchange of Company Shares or other securities of the Company, issuance of warrants or other rights to purchase Company Shares or other securities of the Company, or other similar corporate transaction or event affects the Company Shares such that an adjustment is determined by the Committee to be appropriate in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Plan, then the Committee shall, in such manner as it may deem equitable, adjust any or all of (a) the number and type of Company Shares (or other securities or property) which there-after may be made the subject of options, (b) the number and type of Company Shares (or other securities or property) subject to outstanding options, and (c) the grant, purchase, or exercise price with respect to any options, or, if deemed appropriate, make provision for a cash payments to the holder of an outstanding option.

        5.5 Withholding of Taxes. The Company shall be entitled, if the Committee (or any financial officer designated by it) considers it necessary or desirable, to withhold (or secure payment from the participant in lieu of withholding) the amount of any withholding or other payment required of the Company under the tax withholding provisions of the Code, any state's income tax act or any other applicable law with respect to any Company Shares issuable under such participant's exercised options, and the Company may defer issuance unless indemnified to its satisfaction with respect to payment of such withholding or other tax. Subject to such rules as the Committee may adopt, participants may satisfy this obligation, in whole or in part, by an election to have the number of Company Shares received upon exercise of any option reduced by a number of Company Shares having a "fair market value" (as determined in accordance with Section 4.2 hereof) equal to the amount of the required withholding to be so satisfied or to surrender to the Company previously held Company Shares having an equivalent fair market value.

        5.6 No Employment Rights Conferred. Nothing in the Plan or in any option granted under the Plan shall confer any right on an employee to continue in the employ of the Company or shall interfere in any way with the right of the Company at any time to terminate his employment with or without cause or to adjust his compensation.

        5.7  Disposition of Company Shares.

        (a) Unless otherwise specifically authorized by the Committee, participants may not dispose of, sell or otherwise transfer any Company Shares acquired upon exercise of options granted under the Plan for a period of six months following the Grant Date.

        (b) As a condition of participation in the Plan, each participant agrees that he will give prompt notice to the Committee of any disposition of Company Shares acquired upon the exercise of an incentive stock option if such disposition occurs within either two years after the Grant Date of an incentive stock option or one year after the receipt of such Company Shares by the participant following his exercise of the incentive stock option.

        5.8 Cancellation of Options. By express written agreement a participant and the Committee may agree that any previously granted option is thereby canceled as of the date of the agreement and, at its discretion, the Committee may subsequently grant to such a participant who has voluntarily surrendered and canceled a prior option one or more new or substitute similar or different options under the Plan.

        5.9 Continued Availability of Company Shares Under Unexercised Options. If an option granted under the Plan terminates or expires without being wholly exercised or if Company Shares as to which an option has been exercised shall for any reason not be issued, a new option may be granted under the Plan covering the number of Company Shares to which such termination, expiration, failure to issue or reacquisition related.

        5.10 No Strict Construction. No rule of strict construction shall be applied against the Company, the Committee or any other person in the interpretation of any of the terms of the Plan, any option agreement or any option granted under the Plan or any rule or procedure established by the Committee.

        5.11 Choice of Law. Each option granted under the Plan shall be considered to be a contract under the laws of the State of Wisconsin and, for all purposes, the Plan and each option granted under the Plan shall be construed in accordance with and governed by the laws of the State of Wisconsin.

        5.12 Successors. This Plan is binding on and will inure to the benefit of any successor to the Company, whether by way of merger, consolidation, purchase or otherwise.

        5.13 Severability. If any provision of the Plan or an option agreement shall be held illegal or invalid for any reason, such illegality or invalidity shall not affect the remaining provisions of the Plan or such agreement, and the Plan and such agreement shall each be construed and enforced as if the invalid provisions had never been set forth therein.

        5.14 Performance Compensation. All options granted under the Plan are intended to qualify as "performance-based compensation" within the meaning of Section 162(m) of the Code. In the event that any provision of the Plan would cause any option granted under the Plan to be treated as other than "performance-based compensation" within the meaning of Section 162(m) of the Code, the Plan shall be deemed automatically amended to the extent necessary to cause all options granted under the Plan to be treated as "performance-based compensation" within the meaning of Section 162(m) of the Code.

PART 6:  Amendment and Termination

        6.1 Amendment. The Board of Directors may amend the Plan from time to time, in its sole discretion, but no amendment shall:

        (a) without a participant's consent impair his rights to any option theretofore granted; or

        (b) without the authorization and approval of the Company's shareholders (i) increase the maximum number of Company Shares which may be issued in the aggregate under the Plan, except as provided in subsection 5.4, (ii) extend the termination date of the Plan or of any option granted under the Plan, (iii) enlarge the class of employees eligible to receive options under the Plan or (iv) create "material changes" to the Plan for purposes of Section 162(m) of the Internal Revenue Code.

        6.2 Termination. The Board of Directors may terminate the Plan at any time with respect to Company Shares for which options have not theretofore been granted. Unless earlier terminated, the Plan will terminate at the close of business on December 31, 2000. Following the termination of the Plan, no further options may be granted under the Plan; however, all options which prior to the Plan termination have not expired, terminated or been exercised or surrendered may be exercised thereafter in accordance with their terms and the terms hereof, and the Committee shall continue to have its full powers under the Plan, except with respect to the granting of options under the Plan.




                                                                 Exhibit 11.2
                     COMPUTATION OF EARNINGS PER SHARE

                     LANDS' END, INC. AND SUBSIDIARIES
                     COMPUTATION OF EARNINGS PER SHARE
                 (In thousands, except per share amounts)

                                  Three Months Ended    Twelve Months Ended
                                  Jan. 27,   Jan. 28,   Jan. 27,   Jan. 28,
                                    1995       1994       1995       1994
Net income before cumulative
  effect of change in accounting  $23,972    $26,649    $36,096    $42,429
Cumulative effect of change in
  accounting for income taxes           -          -          -      1,300

Net income                        $23,972    $26,649    $36,096    $43,729


Average shares of common stock
  outstanding during the period    34,872     35,915     35,156     35,942

Incremental shares from assumed
  exercise of stock options
  (primary)                            96        674        154        485

                                   34,968     36,589     35,310     36,427

Net income per share before
  cumulative effect of
  change in accounting            $  0.69    $  0.73    $  1.03    $  1.18
Cumulative effect of change in
  accounting for income taxes           -          -          -       0.04

Primary earnings per share        $  0.69    $  0.73    $  1.03    $  1.22


Average shares of common stock
  outstanding during the period    34,872     35,915     35,156     35,942

Incremental shares from assumed
  stock options (fully diluted)       102        753        154        753
                                   34,974     36,668     35,310     36,695
Net income per share before
  cumulative effect of
  change in accounting            $  0.69    $  0.73    $  1.03    $  1.18
Cumulative effect of change in
  accounting for income taxes           -          -          -       0.04

Fully diluted earnings per share  $  0.69    $  0.73    $  1.03    $  1.22


Average shares of common stock
  outstanding during the period    34,872     35,915     35,156     35,942

Basic earnings per share          $  0.69    $  0.74    $  1.03    $  1.22






                                                              Exhibit 23.3


                CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Registration Statement on Form S-8 (File No. 33-46133).






/s/  ARTHUR ANDERSEN LLP
     Milwaukee, Wisconsin
     April 24, 1995