Form 10-Q
period 1995-04-28
LANDS END INC
filed 1995-06-09
CIK 799288

June 9, 1995


Securities and Exchange Commission
Washington, D.C.  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-Q for the quarter ended April 28, 1995


Sincerely,



KATHY GIES
Lands' End, Inc.
One Lands' End Lane
Dodgeville, WI  53595




                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                              _______________

                                 FORM 10-Q

(Mark one)
    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the Quarter Ended April 28, 1995
                            OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.

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


          Yes   X                             No


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 9, 1995:


Common stock, $.01 par value    34,674,113 shares outstanding









                      LANDS' END, INC. & SUBSIDIARIES
                            INDEX TO FORM 10-Q


                                                                    Page
PART I.  FINANCIAL INFORMATION                                     Number

   Item 1.  Financial Statements

            Consolidated Statements of Operations for the
               Three Months Ended April 28, 1995, and
               April 29, 1994....................................     3

            Consolidated Balance Sheets at April 28, 1995,
               and January 27, 1995..............................     4

            Consolidated Statements of Cash Flows for the
               Three Months Ended April 28, 1995, and
               April 29, 1994....................................     5

            Notes to Consolidated Financial Statements...........  6-12

   Item 2.  Managements' Discussion and Analysis of
               Financial Condition and Results of
               Operations........................................ 13-14

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings....................................    15

   Item 4.  Submission of Matters to a Vote of
               Security Holders..................................    15

   Item 6.  Exhibits and Reports on Form 8-K.....................    15

   Signature.....................................................    16


















                                   2
                      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                      LANDS' END, INC. & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)

                                                  Three months ended
                                                April 28,    April 29,
                                                  1995         1994
                                                     (Unaudited)


Net sales                                       $207,122      $187,012

  Cost of sales                                  115,913       107,294

Gross profit                                      91,209        79,718

  Selling, general and
    administrative expenses                       89,237        71,911

Income from operations                             1,972         7,807

  Other income (expense):
    Interest expense                                (401)          (41)
    Interest income                                   17            60
    Other                                            604           232

  Total other income                                 220           251

Income before income taxes                         2,192         8,058
  Income tax provision                               885         3,180

Net income                                      $  1,307      $  4,878

Net income per share                            $   0.04      $   0.14

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.















                      LANDS' END, INC. & SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)
                                                   April 28,    January 27,
                                                      1995         1995
                                                        (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                         $  4,282     $  5,426
  Receivables                                          6,856        4,459
  Inventory                                          191,077      168,652
  Prepaid expenses                                    13,273       11,219
  Deferred income tax benefit                          9,568        8,412
Total current assets                                 225,056      198,168

Property, plant and equipment, at cost:
  Land and buildings                                  69,763       69,798
  Fixtures and equipment                              78,103       74,745
  Leasehold improvements                               1,866        1,862
Total property, plant and equipment                  149,732      146,405
  Less-accumulated depreciation and amortization      52,492       49,414
Property, plant and equipment, net                    97,240       96,991
Intangibles, net                                       2,436        2,453
Total assets                                        $324,732     $297,612

Liabilities and shareholders' investment
Current liabilities:
  Lines of credit                                   $ 45,628     $  7,539
  Current maturities of long-term debt                    40           40
  Accounts payable                                    58,659       52,762
  Reserve for returns                                  3,653        5,011
  Accrued liabilities                                 21,418       25,952
  Accrued profit sharing                                  98        1,679
  Income taxes payable                                 1,532        9,727
Total current liabilities                            131,028      102,710

Deferred income taxes                                  5,379        5,379
Long-term liabilities                                    233          395

Shareholders' investment:
  Common stock, 40,221 shares issued                     402          402
  Donated capital                                      8,400        8,400
  Paid-in capital                                     25,817       25,817
  Deferred compensation                               (1,353)      (1,421)
  Currency translation adjustments                       304          284
  Retained earnings                                  230,861      229,554
  Treasury stock, 5,542 and 5,395
    shares at cost, respectively                     (76,339)     (73,908)
Total shareholders' investment                       188,092      189,128
Total liabilities and shareholders' investment      $324,732     $297,612

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.





                      LANDS' END, INC. & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                                    Three Months Ended
                                                   April 28,  April 29,
                                                     1995       1994
                                                         (Unaudited)
Cash flows (used for) from operating activities:
  Net income                                         $  1,307   $  4,878
    Adjustments to reconcile net income to net
    cash flows from operating activities-
       Depreciation and amortization                    3,214      2,477
       Deferred compensation expense                       68         78
       Deferred income taxes                           (1,156)         -
       Changes in current assets and liabilities
       excluding the effects of acquisitions:
         Receivables                                   (2,397)     1,980
         Inventory                                    (22,425)   (18,379)
         Prepaid expenses                              (2,054)     3,586
         Accounts payable                               5,897    (13,548)
         Reserve for returns                           (1,358)      (198)
         Accrued liabilities                           (4,534)      (412)
         Accrued profit sharing                        (1,581)    (2,089)
         Income taxes payable                          (8,195)    (9,053)
       Other                                             (142)       155
Net cash flows used for operating activities          (33,356)   (30,525)

Cash flows (used for) from investing activities:
  Cash paid for capital additions and
    businesses acquired                                (3,446)    (2,578)
  Net cash flows used for investing activities         (3,446)    (2,578)

Cash flows (used for) from financing activities:
  Proceeds from short-term and long-term debt          38,089     17,986
  Purchases of treasury stock                          (2,431)    (6,011)
  Net cash flows from financing activities             35,658     11,975

Net increase (decrease) in cash
  and cash equivalents                                 (1,144)   (21,128)
Beginning cash and cash equivalents                     5,426     21,569

Ending cash and cash equivalents                     $  4,282   $    441

Supplemental cash flow disclosures:
  Interest paid                                      $    260   $     48
  Income taxes paid                                    11,400     12,205

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.










                                     5
                        LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Information pertaining to April 28, 1995, and the three months ended April 28, 1995, and April 29, 1994, is unaudited)

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

Inventory
Inventory, primarily merchandise held for sale, is stated at last-in, first-out (LIFO) cost, which is lower than market. If the first-in, first-out
(FIFO) method of accounting for inventory had been used, inventory would have been approximately $19.2 million and $18.9 million higher than report at April 28, and January 27, 1995, respectively.

Catalog costs
Prepaid expenses primarily consist of catalog production and mailing costs that have not yet been fully amortized over the expected revenue stream, which is within six months from the date catalogs are mailed. The company's reporting of such advertising costs is in conformance with the provisions of the AICPA Statement of Position No. 93-7, "Reporting on Advertising Costs," which became effective for the company in the first quarter of fiscal 1996.



                        LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Information pertaining to April 28, 1995, and the three months ended April 28, 1995, and April 29, 1994, is unaudited)


Depreciation
Depreciation expense is calculated using the straight-line method over the estimated useful lives of the assets, which are 20 to 30 years for buildings and land improvements and 5 to 10 years for leasehold improvements and furniture, fixtures, equipment, and software. The company provides one-half year of depreciation in the year of addition and retirement.

Intangibles
Intangible assets consist of goodwill in excess of the fair market value of net assets of businesses purchased. Goodwill is being amortized over 40 years on a straight-line basis. Other intangibles are amortized over a shorter life. Total accumulated amortization of these intangibles was $0.3 million as of April 28, and January 27, 1995, respectively.

Net income per share
Net income per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. The weighted average common shares outstanding were 34.7 million and 35.9 million for the three-month periods ended April 28, 1995, and April 29, 1994, respectively. Common stock equivalents includes awards, grants and stock options which have been issued by the company. The common stock equivalents do not significantly dilute basic earnings per share.

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

The company enters into forward exchange contracts to hedge anticipated foreign currency transactions during the upcoming seasons. The purpose of the company's foreign currency hedging activities is to protect the company from the risk that the eventual dollar cash flows resulting from these transactions will be adversely affected by changes in exchange rates. At April 28, 1995, the company had forward exchange contracts, maturing through April 1996, to sell approximately 1.0 billion yen and to purchase approximately 4.0 million Canadian dollars. There were no material deferred gains or losses related to the outstanding forward exchange contracts as of April 28, 1995.

The company also uses import letters of credit to purchase foreign-sourced merchandise. The letters of credit are primarily U.S. dollar-denominated and are issued through third-party financial institutions to guarantee payment for such merchandise within agreed upon time periods. At April 28, 1995, the company had outstanding letters of credit of approximately $20.0 million, all of which had expiration dates of less than 1 year.

The counterparty to the financial instruments discussed above is primarily one large financial institution; management believes the risk of counterparty nonperformance on these financial instruments is not significant.
                                     7

                        LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Information pertaining to April 28, 1995, and the three months ended April 28, 1995, and April 29, 1994, is unaudited)

Foreign currency translation
Financial statements of the foreign subsidiaries are translated into U.S. dollars in accordance with the provisions of SFAS 52. Foreign currency translation gains were $0.4 million for the three-month period ended April 28, 1995. Foreign currency gains and losses for the period ended April 29, 1994, were not material.

Postretirement benefits
The company does not currently provide any postretirement benefits for employees other than profit sharing.

Reclassification
Certain financial statement amounts have been reclassified to be consistent with the fiscal 1996 presentation.

NOTE 2.  ACCOUNTING CHANGES

The Financial Accounting Standards Board has issued Statement Nos. 112 and 115, "Employer's Accounting for Post-employment Benefits" and "Accounting for Certain Investments in Debt and Equity Securities," respectively. The company adopted these standards in fiscal 1995, and there is no material impact on its financial statements.

NOTE 3.  SHAREHOLDERS' INVESTMENT

Capital stock
The company currently has 160 million shares of $0.01 par value common stock. The company has authorized 5 million shares of preferred stock, $0.01 par value. The company's board of directors has the authority to issue shares and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions of the preferred stock.

Treasury stock
The company's board of directors has authorized the purchase of a total of 8.2 million shares of the company's common stock. A total of 6.3 million and 6.2 million shares had been purchased as of April 28, and January 27, 1995, respectively.

Stock awards and grants
The company has a restricted stock award plan. Under the provisions of the plan, a committee of the company's board of directors may award shares of the company's common stock to its officers and key employees. Such shares vest over a ten-year period on a straight-line basis from the date of the award.

In addition, the company granted shares of its common stock to individuals as an inducement to enter the employ of the company.







                        LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Information pertaining to April 28, 1995, and the three months ended April 28, 1995, and April 29, 1994, is unaudited)

The following table reflects the activity under the stock award and stock grant plans:
                                        Awards        Grants

    Balance at January 29, 1993        141,320        12,000
      Granted                           27,200             -
      Forfeited                         (3,600)            -
      Vested                           (15,760)       (2,000)
    Balance at January 28, 1994        149,160        10,000
      Granted                                -             -
      Forfeited                        (15,940)      (10,000)
      Vested                           (17,860)            -
    Balance at January 27, 1995        115,360             0
      Granted                                -             -
      Forfeited                           (900)            -
      Vested                                 -             -
    Balance at April 28, 1995          114,460             0

The granting of these awards and grants has been recorded as deferred compensation based on the fair market value of the shares at the date of grant. Compensation expense under these plans is recorded as shares vest.

Stock options

The company has 2.5 million shares of common stock, either authorized and unissued shares or treasury shares, that may be issued pursuant to the exercise of options granted under the company's stock option plan. Options are granted at the discretion of a committee of the company's board of directors to officers and key employees of the company. No option may have an exercise price less than the fair market value per share of the common stock at the date of grant.

Activity under the stock option plan is as follows:

                                                Average
                                                Exercise    Vested
                                    Options      Price      Options

    Balance at January 29, 1993    1,060,000     $ 9.81     216,000
      Granted                        637,200     $19.12
      Exercised                       (8,000)    $12.69
    Balance at January 28, 1994    1,689,200     $13.31     340,000
      Granted                              -          -
      Exercised                     (294,000)    $ 6.72
      Forfeited                     (928,800)    $15.27
    Balance at January 27, 1995      466,400     $13.56     195,480
      Granted                        342,100     $16.50
      Exercised                            -          -
      Forfeited                            -          -
    Balance at April 28, 1995        808,500     $14.80     233,680




                        LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Information pertaining to April 28, 1995, and the three months ended April 28, 1995, and April 29, 1994, is unaudited)

The above options currently outstanding vest over a 5 year period from the date of grant. The outstanding options expire as follows:

                          2000   -   100,000
                          2001   -    72,000
                          2002   -    60,000
                          2003   -   234,400
                          2005   -   342,100
                                     808,500

NOTE 4.  INCOME TAXES

Under the liability method prescribed by the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," deferred taxes are provided based upon enacted tax laws and rates applicable to the periods in which taxes become payable.

Temporary differences that give rise to deferred tax assets and liabilities as of April 28, and January 27, 1995, are as follows (in thousands):

                             Current Deferred      Long-term Deferred
                               Tax Benefit          Tax Liabilities
                            April 28,  Jan. 27,   April 28,    Jan. 27,
                              1995       1995       1995        1995
    Catalog advertising     $(1,539)   $(1,539)   $     -      $     -
    Inventory                 6,792      7,052          -            -
    Employee benefits         1,243      1,243          -            -
    Reserve for returns       1,406      1,406          -            -
    Depreciation                  -          -      5,379        5,379
    Foreign operating loss
      carryforwards               -          -       (807)        (807)
    Valuation allowance           -          -        807          807
    Other                     1,666        250          -            -
    Total                   $ 9,568    $ 8,412    $ 5,379      $ 5,379

The valuation allowance required under SFAS No. 109 has been established for the deferred income tax benefits related to certain subsidiary loss carryforwards, which may not be realized.

In the periods presented, the differences between income taxes at the statutory federal income tax rate of 35 percent, and income taxes reported in the consolidated statements of operations are due primarily to the effect of state income taxes.

NOTE 5.  LINES OF CREDIT

The company has unsecured domestic lines of credit with various banks totaling $110 million. There was $33.3 million outstanding at April 28, at interest rates averaging 6.5%, compared to no outstanding amount on January 27, 1995.

In addition, the company has unsecured lines of credit with foreign banks totaling the equivalent of $23 million for a wholly owned foreign subsidiary. There was $12.3 million outstanding at April 28, compared to $7.5 as of January 27, 1995, at interest rates averaging 3.0%.
                                     10

                        LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Information pertaining to April 28, 1995, and the three months ended April 28, 1995, and April 29, 1994, is unaudited)

NOTE 6.  LONG-TERM DEBT

There was no long-term debt as of April 28, and January 27, 1995.

The company has an agreement that expires December 31, 1995, with a bank for a $20 million credit facility available to fund treasury stock purchases and capital expenditures.

NOTE 7.  LEASES

The company leases store and office space and equipment under various leasing arrangements. The leases are accounted for as operating leases. Total rental expense under these leases was $2.9 million and $2.1 million for the three-month periods ended April 28, 1995, and April 29, 1994, respectively.

Total future fiscal year commitments under these leases as of April 28, 1995, are as follows (in thousands):

                       1996 (nine months)    $ 6,704
                       1997                    8,512
                       1998                    5,873
                       1999                    3,704
                       2000                    2,613
                       After 2000              3,932
                                             $31,338

NOTE 8.  RETIREMENT PLAN

The company has a retirement plan which covers most regular employees and provides for annual contributions at the discretion of the board of directors. Also included in the plan is a 401(k) feature which allows employees to make contributions and the company matches a portion of those contributions. Total expense provided under this plan was $0.5 million and $0.7 million for the three-month periods ended April 28, 1995, and April 29, 1994, respectively.

NOTE 9.  ACQUISITION AND ANTICIPATED DISPOSITION

In July 1994, the company formed a wholly-owned subsidiary that acquired the marketing rights and assets of MontBell America, Inc., which designs, develops and distributes premier technical outdoor clothing and equipment through the wholesale channel to outdoor specialty stores, primarily in the United States. Then in February 1995, the company announced its intention to sell its wholly-owned subsidiary MontBell America, Inc.











                        LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Information pertaining to April 28, 1995, and the three months ended April 28, 1995, and April 29, 1994, is unaudited)

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

































                                     12
Item 2.                     Management's Discussion
                                 and Analysis


Results of Operations

               Three Months Ended April 28, 1995, compared with
                       Three Months Ended April 29, 1994

The company's net sales in the first quarter of fiscal 1996 increased 10.8 percent to $207.1 million from $187.0 million in the first quarter of fiscal 1995. The company's international and new businesses accounted for nearly all of the sales increase in the quarter. Sales from the company's core men's and women's business were flat compared with last year. Customer sales per catalog mailed in the U.S. continue to be lower into the second quarter.

The quarter ending inventory was about $191 million, up almost 14 percent from about $168 million a year ago. Growth in the international and new business areas accounted for about half of the inventory increase. Higher inventory levels may result in greater product liquidations at lower margins in future periods.

Gross profit in the quarter just ended was $91.2 million, or 44.0 percent of net sales, compared with $79.7 million, or 42.6 percent of net sales, in the first quarter of the prior year. The increase in gross profit margin was due to stronger growth in higher margin businesses and lower merchandise costs, primarily the result of improvements in domestic and foreign sourcing. This was partially offset by increased sales of liquidated merchandise at steeper markdowns. Liquidations of excess inventory were about 11 percent of net sales in the quarter just ended, primarily due to the timing of the fall/winter clearance catalog. This compares to 8 percent in the prior year.

For the first quarter this year, selling, general and administrative expenses increased 24 percent to $89.2 million, compared with $71.9 million for the similar quarter last year. As a percentage of net sales, SG&A was 43.1 percent, compared with 38.5 percent in the same period last year. The increase in the SG&A ratio was primarily the result of relatively lower than anticipated demand generated by the catalogs. Higher postal rates and paper prices and lower sales per catalog mailed in the U.S. had a negative effect on the SG&A ratio. International and new businesses experienced stronger growth rates during the quarter. Since these businesses have higher operating costs, this also had a negative impact on the SG&A ratio.

Net income for the quarter just ended was $1.3 million, down 73 percent from the $4.9 million earned in the prior year. Net income for the first quarter was 4 cents per share, compared with 14 cents per share in the prior year.

Seasonality of Business

The company's business is highly seasonal. Historically, a disproportionate amount of the company's net sales and a majority of its profits have been realized during the fourth quarter. If the company's sales were materially different from seasonal norms during the fourth quarter, the company's annual operating results could be materially affected. In addition, as the company continues to refine its marketing efforts by experimenting with the timing of its catalog mailings, quarter results may fluctuate. Accordingly, results for the individual quarters are not necessarily indicative of the results to be expected for the entire year.

                                     13
Liquidity and capital resources

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

During fiscal 1995, the board of directors evaluated its dividend practice whereby it had paid annual dividends. Given the company's intent to buy back additional shares, the board determined that the current practice was no longer desirable and payment of a cash dividend is not planned for the foreseeable future.

The company continues to explore investment opportunities arising from the expansion of its international businesses, the development of new businesses and the acquisition of existing businesses. While this investment spending has had a negative impact on earnings, it is not expected to have a material effect on liquidity.

At April 28, 1995, the company had unsecured domestic credit facilities totaling $110 million, of which $33.3 million was used primarily to fund inventory purchases. The company also maintains foreign credit lines for use in foreign operations totaling the equivalent of approximately $23 million, of which $12.3 million was used at April 28, 1995. The company has a separate $20 million bank facility available to fund treasury stock purchases and capital expenditures. This facility runs through December 31, 1995.

Since June 1989, the company's board of directors has authorized the company from time to time to purchase a total of 8.2 million shares of treasury stock, of which 6.4 million shares have been purchased as of June 9, 1995. For further information, see note 3 to the consolidated financial statements.

Capital expenditures for fiscal 1996 are currently planned to be about $23 million, of which about $3 million had been expended through April 28, 1995. Major projects include new computer hardware and software and material handling equipment.

Possible future changes

Congress has from time to time considered proposals that would require mail order companies to collect and remit sales and use tax in states where the company does not have a physical presence. As it is anticipated that the change, if adopted, will be applied prospectively, the company believes there would be no material impact on financial results.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         There are no material legal proceedings presently pending, except for routine litigation incidental to the business, to which Lands' End, Inc., is a party or of which any of its property is the subject.

Items 2 and 3 are not applicable and have been omitted.

Item 4.  Submission of Matters to a Vote of Security Holders
         At the Annual Meeting of Shareholders held on May 17, 1995, pursuant to the Notice of Annual Meeting of Shareholders and Proxy
         Statement dated April 17, 1995.

         (a) Each of the two nominees (John N. Latter and Michael J. Smith) were elected as directors. John N. Latter had 30,740,526 votes for and 81,243 votes withheld. Michael J. Smith had 30,617,710 votes for and 204,059 votes withheld;
         (b) An amendment to the Company's Stock Option Plan to extend the termination date of the Stock Option Plan from December 31, 1995, until December 31, 2000, was approved. (30,243,081 votes for, 224,812 votes against, 99,895 votes abstained and 253,981 broker non-votes);
         (c) The appointment of Arthur Andersen LLP as independent public accountants for the Company for the fiscal year ending
              February 2, 1996, was ratified. (30,728,814 votes for, 44,518 votes against, and 48,437 votes abstained.)

Item 5 is not applicable and has been omitted.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              The following exhibit is filed as part of this report:

              Table                                         Exhibit
              Number   Description                          Number

              (11)     Statement of recomputation of
                       earnings per share                      1

         (b)  Reports on Form 8-K
              There were no reports filed on Form 8-K during the three-month period ended April 28, 1995.

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and chief financial officer.















                                               LANDS' END, INC.



Date:  June 9, 1995                     By /s/ STEPHEN A. ORUM
                                               Stephen A. Orum
                                               Executive Vice President,
                                               Chief Operating Officer and
                                               Chief Financial Officer

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

Table                                               Exhibit       Document
Number   Description of Item                        Number       Description

 (3)     Articles of Incorporation and By-Laws:

         Certificate of Incorporation of the
           company, as amended through
           October 3, 1986.                            1         S-1

         Amendment to Certificate of
           Incorporation of the company,               3         10-Q
           dated August 10, 1987.                                October 1987

         Amendment to Certification of Incorporation   4         10-Q
           of the company, dated May 20, 1994                    July 1994

         Amended and Restated by-Laws of
           the company.                                2         10-K 1993

 (4)     Equity Instrument and Agreements
           relating to Debt Obligations:

         Form of Certificate to evidence               1         10-Q
           the Common stock.                                     August 1990

 (10)    Material Contracts:

         Form of letter from bank approving
           the company's unsecured line of
           credit and corresponding note.              7         10-K 1992

         Term Loan Note and Loan Agreement
           between the company and the
           American National Bank and Trust           11         10-Q
           Company of Chicago.                                   August 1990

         First Amendment to Loan Agreement
           between the company and the
           American National Bank and Trust
           Company of Chicago, dated                  13         10-Q
           June 1, 1991.                                         August 1991

Table                                               Exhibit       Document
Number   Description of Item                        Number       Description

 (10)    Second Amendment to Loan Agreement
           between the company and the
           American National Bank and Trust
           Company of Chicago, dated
           January 27, 1992.                          15         10-K 1992

         Third Amendment to Loan Agreement
           between the company and the
           American National Bank and Trust
           Company of Chicago, dated
           December 11, 1992.                         16         10-K 1993

         Fourth Amendment to Loan Agreement
           between the company and the
           American National Bank and Trust
           Company of Chicago, dated
           December 1, 1993.                           1         10-K 1994

         Fifth Amendment to Loan Agreement
           between the company and the
           American National Bank and Trust
           Company of Chicago, dated                   2         10-Q
           November 22, 1994.                                    October 1994

         Buying Agreement between the company          7         10-Q
           and European Buying Agency, Ltd.                      November 1990

         Salaried Incentive Bonus Plan                 9         S-1

         Second Amended and Restated 1989
           Restricted Stock Plan of the               12         10-Q
           company.                                              November 1991

         Stock Option Plan of the company              1         10-K 1995

         Amended and Restated Retirement Plan,
           dated February 1, 1992.                     3         10-K 1994

 (13)    Annual Report to Shareholders for the
           fiscal year ended January 27, 1995                    10-K 1995

                                                              Exhibit 11.1

                       COMPUTATION OF EARNINGS PER SHARE




                        LANDS' END, INC. & SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE
                   (In thousands, except per share amounts)


                                               Three months ended
                                        April 28, 1995     April 29, 1994

Net income.............................   $    1,307         $    4,878

Average shares of common stock
outstanding during the period..........       34,718             35,859

Incremental shares from assumed
exercise of stock options (primary)....          116                763
                                              34,834             36,622

Primary earnings per share.............   $     0.04         $     0.13

Average shares of common stock
outstanding during the period..........       34,718             35,859

Incremental shares from assumed exercise
of stock options (fully diluted).......          116                763

                                              34,834             36,622
Fully diluted earnings per share.......   $     0.04         $     0.13

Average shares of common stock
outstanding during the period..........       34,718             35,859

Basic earnings per share...............   $     0.04         $     0.14