Form 10-Q
period 1995-07-28
LANDS END INC
filed 1995-09-08
CIK 799288

September 8, 1995



Securities and Exchange Commission
Washington, D.C.  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-Q for the quarter ended July 28, 1995


Sincerely,



KATHY GIES
Lands' End, Inc.
One Lands' End Lane
Dodgeville, WI  53595







                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                              _______________

                                 FORM 10-Q

(Mark one)
    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the Quarter Ended July 28, 1995
                            OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.

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


          Yes   X                             No


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 8, 1995:


Common stock, $.01 par value 33,914,616 shares outstanding







                      LANDS' END, INC. & SUBSIDIARIES
                            INDEX TO FORM 10-Q


                                                                    Page
PART I.  FINANCIAL INFORMATION                                     Number

   Item 1.  Financial Statements

            Consolidated Statements of Operations for the
               Three Months Ended July 28, 1995, and
               July 29, 1994.....................................     3

            Consolidated Statements of Operations for the
               Six Months Ended July 28, 1995, and
               July 29, 1994.....................................     4

            Consolidated Balance Sheets at July 28, 1995,
               and January 27, 1995..............................     5

            Consolidated Statements of Cash Flows for the
               Six Months Ended July 28, 1995, and
               July 29, 1994.....................................     6

            Notes to Consolidated Financial Statements...........  7-13

   Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations........................................ 14-16

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings....................................    17

   Item 4.  Submission of Matters to a Vote of
               Security Holders..................................    17

   Item 6.  Exhibits and Reports on Form 8-K.....................    17

   Signature.....................................................    18

                      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                      LANDS' END, INC. & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)

                                                Three months ended
                                              July 28,      July 29,
                                                1995          1994
                                                   (unaudited)


Net sales                                     $189,064      $179,833

  Cost of sales                                106,341       102,509

Gross profit                                    82,723        77,324

  Selling, general and
    administrative expenses                     80,540        71,607

Income from operations                           2,183         5,717

  Other income (expense):
    Interest expense, net                         (699)         (266)
    Other                                        1,329           200

   Total other income
    (expense), net                                 630           (66)

Income before income taxes                       2,813         5,651
  Income tax provision                           1,118         2,238

Net income                                    $  1,695      $  3,413

Net income per share                          $   0.05      $   0.10


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      LANDS' END, INC. & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)

                                                 Six months ended
                                               July 28,    July 29,
                                                 1995        1994
                                                   (unaudited)

Net sales                                      $396,186    $366,844

  Cost of sales                                 222,254     209,803

Gross profit                                    173,932     157,041

  Selling, general and
    administrative expenses                     169,777     143,514

Income from operations                            4,155      13,527

  Other income (expense):
  Interest expense, net                          (1,083)       (247)
  Other                                           1,933         437

Total other income, net                             850         190

Income before income taxes                        5,005      13,717
  Income tax provision                            2,003       5,418

Net income                                     $  3,002    $  8,299

Net income per share                           $   0.09    $   0.23

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      LANDS' END, INC. & SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)
                                                    July 28,    January 27,
                                                      1995         1995
                                                         (unaudited)
Assets
Current assets:
  Cash and cash equivalents                         $  2,864     $  5,426
  Receivables                                          6,062        4,459
  Inventory                                          199,847      168,652
  Prepaid expenses                                    18,442       11,219
  Deferred income tax benefit                          9,580        8,412
Total current assets                                 236,795      198,168

Property, plant and equipment, at cost:
  Land and buildings                                  70,007       69,798
  Fixtures and equipment                              80,523       74,745
  Leasehold improvements                               2,077        1,862
  Construction in progress                               927            -
Total property, plant and equipment                  153,534      146,405
  Less-accumulated depreciation and amortization      55,505       49,414
Property, plant and equipment, net                    98,029       96,991
Intangibles, net                                       2,393        2,453
Total assets                                        $337,217     $297,612

Liabilities and shareholders' investment
Current liabilities:
  Lines of credit                                   $ 60,699     $  7,539
  Current maturities of long-term debt                    40           40
  Accounts payable                                    63,084       52,762
  Reserve for returns                                  2,504        5,011
  Accrued liabilities                                 19,951       25,952
  Accrued profit sharing                                  95        1,679
  Income taxes payable                                   318        9,727
Total current liabilities                            146,691      102,710

Deferred income taxes                                  5,379        5,379
Long-term liabilities                                    268          395

Shareholders' investment:
  Common stock, 40,221 shares issued                     402          402
  Donated capital                                      8,400        8,400
  Paid-in capital                                     25,830       25,817
  Deferred compensation                               (1,291)      (1,421)
  Currency translation adjustments                       473          284
  Retained earnings                                  232,556      229,554
  Treasury stock, 5,881 and 5,395
    shares at cost, respectively                     (81,491)     (73,908)
Total shareholders' investment                       184,879      189,128
Total liabilities and shareholders' investment      $337,217     $297,612

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                      LANDS' END, INC. & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                                     Six Months Ended
                                                   July 28,   July 29,
                                                     1995       1994
                                                         (unaudited)

Cash flows (used for) from operating activities:
  Net income                                         $  3,002   $  8,299
    Adjustments to reconcile net income to net
    cash flows from operating activities-
       Depreciation and amortization                    6,437      5,007
       Deferred compensation expense                      130        174
       Deferred income taxes                           (1,168)         -
       Changes in current assets and liabilities
       excluding the effects of acquisitions:
         Receivables                                   (1,603)     2,474
         Inventory                                    (31,195)   (42,608)
         Prepaid expenses                              (7,223)      (224)
         Income taxes receivable                            -       (530)
         Accounts payable                              10,322     (2,790)
         Reserve for returns                           (2,507)    (1,457)
         Accrued liabilities                           (6,001)       497
         Accrued profit sharing                        (1,584)    (2,098)
         Income taxes payable                          (9,409)   (12,528)
       Other                                               62        152
Net cash flows used for operating activities          (40,737)   (45,632)

Cash flows (used for) from investing activities:
  Cash paid for capital additions and
    businesses acquired                                (7,415)   (15,192)
Net cash flows used for investing activities           (7,415)   (15,192)

Cash flows (used for) from financing activities:
  Proceeds from short-term debt                        53,160     64,125
  Tax effect of exercise of stock options                  13         24
  Purchases of treasury stock                          (7,583)   (23,104)
Net cash flows from financing activities               45,590     41,045

Net increase (decrease) in cash
  and cash equivalents                                 (2,562)   (19,779)
Beginning cash and cash equivalents                     5,426     21,569

Ending cash and cash equivalents                     $  2,864   $  1,790

Supplemental cash flow disclosures:
  Interest paid                                      $    882   $    193
  Income taxes paid                                    14,030     18,035

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.







                                     6
                        LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Information pertaining to July 28, 1995, and the three months ended July 28, 1995, and July 29, 1994, is unaudited)

The condensed consolidated financial statements included herein have been prepared by Lands' End, Inc. (the company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods disclosed within this report are not necessarily indicative of future financial results. These consolidated financial statements are condensed and should be read in conjunction with the financial statements and the notes thereto included in the company's latest Annual Report on Form 10-K, which includes financial statements for the year ended January 27, 1995.

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

Inventory
Inventory, primarily merchandise held for sale, is stated at last-in, first-out (LIFO) cost, which is lower than market. If the first-in, first-out
(FIFO) method of accounting for inventory had been used, inventory would have been approximately $19.7 million and $18.9 million higher than reported at July 28, and January 27, 1995, respectively.

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



                                     7

                        LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Information pertaining to July 28, 1995, and the three months ended July 28, 1995, and July 29, 1994, is unaudited)


Depreciation
Depreciation expense is calculated using the straight-line method over the estimated useful lives of the assets, which are 20 to 30 years for buildings and land improvements and 5 to 10 years for leasehold improvements and furniture, fixtures, equipment, and software. The company provides one-half year of depreciation in the year of addition and retirement.

Intangibles
Intangible assets consist of goodwill in excess of the fair market value of net assets of businesses purchased. Goodwill is being amortized over 40 years on a straight-line basis. Other intangibles are amortized over a shorter life. Total accumulated amortization of these intangibles was $0.4 million and $0.3 million as of July 28, and January 27, 1995, respectively.

Net income per share
Net income per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. The weighted average common shares outstanding were 34.6 million and 35.0 million for the three-month periods ended July 28, 1995, and July 29, 1994, respectively; and
34.7 million and 35.4 million for the six-month periods ended July 28, 1995, and July 29, 1994, respectively. Common stock equivalents includes awards, grants and stock options which have been issued by the company. The common stock equivalents do not significantly dilute basic earnings per share.

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

The company enters into forward exchange contracts to hedge anticipated foreign currency transactions during the upcoming seasons. The purpose of the company's foreign currency hedging activities is to protect the company from the risk that the eventual dollar cash flows resulting from these transactions will be adversely affected by changes in exchange rates. At July 28, 1995, the company had forward exchange contracts, maturing through August 1996, to sell approximately 1.2 billion yen and to purchase approximately 3.2 million Canadian dollars. There were no material deferred gains or losses related to the outstanding forward exchange contracts as of July 28, 1995.

The company also uses import letters of credit to purchase foreign-sourced merchandise. The letters of credit are primarily U.S. dollar-denominated and are issued through third-party financial institutions to guarantee payment for such merchandise within agreed upon time periods. At July 28, 1995, the company had outstanding letters of credit of approximately $24.6 million, all of which had expiration dates of less than 1 year.

The counterparty to the financial instruments discussed above is primarily two large financial institutions; management believes the risk of counterparty nonperformance on these financial instruments is not significant.
                                    8

                        LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Information pertaining to July 28, 1995, and the three months ended July 28, 1995, and July 29, 1994, is unaudited)

Foreign currency translation
Financial statements of the foreign subsidiaries are translated into U.S. dollars in accordance with the provisions of SFAS 52. Translation adjustments are accumulated in a separate component of stockholder's equity. Foreign currency translation gains were $0.5 million and $0.2 million for the six-month periods ended July 28, 1995 and July 29, 1994, respectively.

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

Treasury stock
The company's board of directors has authorized the purchase of a total of 8.2 million shares of the company's common stock. A total of 6.7 million and 6.2 million shares had been purchased as of July 28, and January 27, 1995, respectively.

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







                                     9

                        LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Information pertaining to July 28, 1995, and the three months ended July 28, 1995, and July 29, 1994, is unaudited)

The following table reflects the activity under the stock award and stock grant plans:
                                        Awards        Grants

    Balance at January 29, 1993        141,320        12,000
      Granted                           27,200             -
      Forfeited                         (3,600)            -
      Vested                           (15,760)       (2,000)
    Balance at January 28, 1994        149,160        10,000
      Granted                                -             -
      Forfeited                        (15,940)      (10,000)
      Vested                           (17,860)            -
    Balance at January 27, 1995        115,360             0
      Granted                                -             -
      Forfeited                         (2,700)            -
      Vested                            (2,240)            -
    Balance at July 28, 1995           110,420             0

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

Activity under the stock option plan is as follows:

                                                Average
                                                Exercise    Vested
                                    Options      Price      Options

    Balance at January 29, 1993    1,060,000     $ 9.81     216,000
      Granted                        637,200     $19.12
      Exercised                       (8,000)    $12.69
    Balance at January 28, 1994    1,689,200     $13.31     340,000
      Granted                              -          -
      Exercised                     (294,000)    $ 6.72
      Forfeited                     (928,800)    $15.27
    Balance at January 27, 1995      466,400     $13.56     195,480
      Granted                        342,100     $16.50
      Exercised                      (16,000)    $13.78
      Forfeited                      (50,800)    $16.29
    Balance at July 28, 1995         741,700     $14.72     219,120




                                     10

                        LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Information pertaining to July 28, 1995, and the three months ended July 28, 1995, and July 29, 1994, is unaudited)

The above options currently outstanding vest over a 5 year period from the date of grant. The outstanding options expire as follows:

                          1995   -   100,000
                          2001   -    72,000
                          2002   -    40,000
                          2003   -   201,600
                          2005   -   328,100
                                     741,700

NOTE 4.  INCOME TAXES

Under the liability method prescribed by the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," deferred taxes are provided based upon enacted tax laws and rates applicable to the periods in which taxes become payable.

Temporary differences that give rise to deferred tax assets and liabilities as of July 28, and January 27, 1995, are as follows (in thousands):

                             Current Deferred      Long-term Deferred
                               Tax Benefit          Tax Liabilities
                            July 28,   Jan. 27,   July 28,     Jan. 27,
                              1995       1995       1995        1995
    Catalog advertising     $(1,539)   $(1,539)   $     -      $     -
    Inventory                 6,792      7,052          -            -
    Employee benefits         1,243      1,243          -            -
    Reserve for returns       1,406      1,406          -            -
    Depreciation                  -          -      5,379        5,379
    Foreign operating loss
      carryforwards               -          -       (807)        (807)
    Valuation allowance           -          -        807          807
    Other                     1,678        250          -            -
    Total                   $ 9,580    $ 8,412    $ 5,379      $ 5,379

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

NOTE 5.  LINES OF CREDIT

During the second quarter of fiscal 1996, the company increased its unsecured lines of credit on an incremental basis, from a total of $110 million to a total of $160 million. There was $49.7 million outstanding at July 28, at interest rates averaging 6.4%, compared to no outstanding amount on January 27, 1995.



                                     11
                        LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Information pertaining to July 28, 1995, and the three months ended July 28, 1995, and July 29, 1994, is unaudited)

In addition, the company has unsecured lines of credit with foreign banks totaling the equivalent of $23 million for a wholly owned foreign subsidiary. There was $11.0 million outstanding at July 28, compared to $7.5 as of January 27, 1995, at interest rates averaging 2.3%.

NOTE 6.  LONG-TERM DEBT

There was no long-term debt as of July 28, and January 27, 1995.

The company has an agreement that expires December 31, 1995, with a bank for a $20 million credit facility available to fund treasury stock purchases and capital expenditures. During the second quarter of fiscal 1996, this facility has been temporarily converted to an unsecured line of credit (see note 5 above).

NOTE 7.  LEASES

The company leases store and office space and equipment under various leasing arrangements. The leases are accounted for as operating leases. Total rental expense under these leases was $2.7 million and $2.0 million for the three-month periods ended July 28, 1995, and July 29, 1994, respectively. Rental expense for the six-month periods ended July 28, 1995, and July 29, 1994, was $5.7 million and $4.1 million, respectively.

Total future fiscal year commitments under these leases as of July 28, 1995, are as follows (in thousands):

                       1996 (six months)     $  4,392
                       1997                     8,832
                       1998                     6,179
                       1999                     3,864
                       2000                     2,682
                       After 2000               3,936
                                             $ 29,885

NOTE 8.  RETIREMENT PLAN

The company has a retirement plan which covers most regular employees and provides for annual contributions at the discretion of the board of directors. Also included in the plan is a 401(k) feature which allows employees to make contributions and the company matches a portion of those contributions. Total expense provided under this plan was $0.4 million for the three-month periods ended July 28, 1995, and July 29, 1994. Total expenses were $0.9 million and $1.1 million for the six-month periods ended July 28, 1995, and July 29, 1994, respectively.

NOTE 9.  ACQUISITION AND ANTICIPATED DISPOSITION

In July 1994, the company formed a wholly-owned subsidiary that acquired the marketing rights and assets of MontBell America, Inc., which designs, develops and distributes premier technical outdoor clothing and equipment through the wholesale channel to outdoor specialty stores, primarily in the United States. Then in February 1995, the company announced its intention to sell its wholly-owned subsidiary MontBell America, Inc.
                                    12

                        LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Information pertaining to July 28, 1995, and the three months ended July 28, 1995, and July 29, 1994, is unaudited)

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







































                                     13
Item 2.                     Management's Discussion
                                 and Analysis


Results of Operations

                Three Months Ended July 28, 1995, compared with
                       Three Months Ended July 29, 1994

The company's net sales in the second quarter of fiscal 1996 increased 5.1 percent to $189.1 million from $179.8 million in the second quarter of fiscal 1995. The company's international businesses, as well as its new and specialty businesses, accounted for the sales increase in the second quarter, as it had in the preceding quarter. Sales from the company's core business, represented by the monthly and prospecting catalogs, were flat compared with last year, despite an increase in the number of catalogs mailed. Customer sales per catalog mailed in the U.S. continue to be lower into the third quarter.

The second quarter ending inventory was about $200 million, compared with about $195 million a year ago.

Gross profit in the quarter just ended was $82.7 million, or 43.8 percent of net sales, compared with $77.3 million, or 43.0 percent of net sales, in the second quarter of the prior year. The increase in gross profit margin was due to stronger growth in higher margin businesses and lower merchandise costs, primarily the result of improvements in domestic and off-shore sourcing. Liquidations of excess inventory were about 9 percent of net sales in the quarter just ended, compared with about 10 percent in the prior year.

For the second quarter this year, selling, general and administrative expenses increased 12.5 percent to $80.5 million, compared with $71.6 million for the similar quarter last year. As a percentage of net sales, SG&A was 42.6 percent, compared with 39.8 percent in the same period last year. The increase in the SG&A ratio was primarily the result of higher paper prices and postal rates, as well as lower sales per catalog mailed in the U.S. International and new businesses, which have higher operating costs, experienced stronger growth rates during the quarter compared with the company's core and specialty businesses. This also had a negative impact on the SG&A ratio.

Net income for the quarter just ended was $1.7 million, or 5 cents per share, down 50 percent from the $3.4 million, or 10 cents per share, earned in the prior year. In the current year's second quarter, net income benefitted from $0.7 million in foreign currency gains, recorded as other income.

                 Six Months Ended July 28, 1995, compared with
                        Six Months Ended July 29, 1994

The company's net sales in the first six months of fiscal 1996 increased 8 percent to $396.2 million from $366.8 million in the same period last year. The increase in net sales was due primarily to the same factors disclosed above for the three months ended July 28, 1995.






                                     14
Gross profit of $173.9 million for the first six months of fiscal 1996 increased 10.8 percent from $157.0 million in the same six-month period last year. As a percentage of net sales, gross profit increased from 42.8 percent in fiscal 1995 to 43.9 percent in fiscal 1996. The increase in gross profit was due principally to the same factors disclosed above for the second quarter ended July 28, 1995. Year-to-date liquidation sales were about 10 percent, compared with 9 percent during the same period last year.

Selling, general and administrative expenses increased 18.3 percent to $169.8 million in the first six months of fiscal 1996 from $143.5 million in the same period last year. As a percentage of net sales, selling, general and administrative expenses increased to 42.9 percent in fiscal 1996 from 39.1 percent in fiscal 1995. The increase in selling, general and administrative expenses was the result of the same factors mentioned above for the second quarter ended July 28, 1995.

Net income in the first half of fiscal 1996 was $3.0 million, or 9 cents per share, compared with $8.3 million, or 23 cents per share in the prior year.

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

During the second quarter of fiscal 1996, the company increased its unsecured bank credit lines on an incremental basis from a total of $110 million to a total of $160 million, which is the amount available as of the date of filing.




                                     15
At July 28, 1995, the company had used $49.7 million primarily to fund inventory purchases. The company also maintains foreign credit lines for use in foreign operations totaling the equivalent of approximately $23 million, of which $11.0 million was used at July 28, 1995. The company has a separate $20 million bank facility available to fund treasury stock purchases and capital expenditures. This agreement has been temporarily converted to an unsecured line of credit and is included in the $160 million above. This facility runs through December 31, 1995.

Since June 1989, the company's board of directors has authorized the company from time to time to purchase a total of 8.2 million shares of treasury stock, of which 7.1 million shares have been purchased as of September 8, 1995. For further information, see note 3 to the consolidated financial statements.

Capital expenditures for fiscal 1996 are currently planned to be about $20 million, of which about $7 million had been expended through July 28, 1995. Major projects include new computer hardware and software and material handling equipment.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         There were no matters submitted to a vote of security holders for the quarter ended July 28, 1995, other than those disclosed in the Form 10-Q dated April 28, 1995, reporting the results of the company's annual meeting.

Item 5 is not applicable and has been omitted.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              The following exhibit is filed as part of this report:

              Table                                         Exhibit
              Number   Description                          Number

              (10)     Form of Director Deferred
                       Compensation Agreement                  1

              (11)     Statement of recomputation of
                       earnings per share                      2

         (b)  Reports on Form 8-K
              A report on Form 8-K was filed July 5, 1995, reporting a meeting with members of the financial community in New York, New York, on Thursday, May 18, 1995.

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and chief financial officer.















                                               LANDS' END, INC.



Date:  September 8, 1995                By /s/ STEPHEN A. ORUM
                                               Stephen A. Orum
                                               Executive Vice President,
                                               Chief Operating Officer and
                                               Chief Financial Officer

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

 (13)    Annual Report to Shareholders for the
           fiscal year ended January 27, 1995                    10-K 1995

                                                               Exhibit 10.1


                               LANDS' END, INC.

                        DEFERRED COMPENSATION AGREEMENT


          THIS AGREEMENT is entered into on ____, ___, ____ by and between Lands' End, Inc., a Delaware corporation (the "Company"), and ______________ ("Director").

          Director is a non-employee member of the Board of Directors of the Company. The Company and Director mutually desire to enter into a compensation agreement whereby Director will irrevocably elect to defer receipt of payment for his services as a member of the Board and whereby the payments so deferred will be adjusted to reflect the performance of the Company's common stock during the deferral period.

          In consideration of the foregoing, the parties agree as follows:

          1. The Company shall pay and Director shall receive compensation for any and all services rendered by him as a director of the Company from and after the date hereof to the extent, at the time, and in the manner hereinafter provided.

          2. The Company shall establish and maintain two bookkeeping accounts, the first to be known as Director's Deferred Compensation Cash Account (hereinafter referred to as the "Cash Account"), and the second to be known as Director's Deferred Compensation Stock Account (hereinafter referred to as the "Stock Account").

                (a)    Cash Account

                The Company shall regularly credit to the Cash Account (i) the dollar amount that Director would otherwise (but for this Agreement) have been entitled to receive for his services as a director of the Board in accordance with the terms and provisions of any plan, policy, agreement or resolution duly adopted by the Board from time to time, (ii) the dollar amount of dividends that would have been payable, as of the record date applicable to any cash dividend on the Company's common stock (the "Common Stock"), with respect to a number of shares of Common Stock equal to the number of notional shares credited to the Stock Account as of such record date and
         (iii) the amount of cash or other property that would have been payable as a result of any stock dividend or split, recapitalization, merger, consolidation or similar change or distribution, with respect to a number of shares of Common Stock equal to the number of notional shares then credited to the Stock Account. Such credits shall continue for so long as there shall be notional shares of Common Stock credited to the Stock Account.







                                     -1-

                (b)    Stock Account

                On the tenth day (or, if such day is not a business day, the next business day thereafter) of February, May, August and November of each year, the Company shall determine the number of whole shares of Common Stock that could have been purchased on such date with the amounts then in the Cash Account, based upon the closing price of such shares as reported for such date in The Wall Street Journal. A number of notional shares corresponding to such share amount shall then be credited to the Stock Account and the amount in the Cash Account shall be reduced accordingly. In addition, the Stock Account shall be credited with notional securities equal to the amount of securities that would have been payable, as a result of any stock dividend or split, recapitalization, merger, consolidation or similar change or distribution, with respect to a number of shares of Common Stock equal to the number of notional shares then credited to such Account.

The foregoing accounts shall be established for bookkeeping purposes only, shall not represent either a cash deposit or actual shares, shall not give Director any special right in cash or shares held or owned by the Company, shall be unfunded and unsecured, and shall not give rise to any cause of action by Director against the Company, except at such time as Director shall become entitled to receive payment of compensation in accordance with the terms of this Agreement. Amounts payable under the terms of this Agreement shall be paid from the general assets of the Company. The Company shall furnish Director quarterly statements showing the current balances in each of the foregoing accounts.

          3. Director shall be entitled to receive, in cash, all amounts payable hereunder in ____ annual installments, commencing on ___, ___, ____, except in the event of Director's death, disability or termination of service as a director of the Board prior to such date, in which case Director (or his beneficiary designated in accordance with paragraph 4 below) shall be entitled to receive such payments commencing on the first business day of April in the calendar year following such death, disability or termination of service. The amount of each such payment shall be determined by dividing (a) the sum of (i) the amount then credited to the Cash Account and (ii) the fair market value of a number of shares of Common Stock equal to the number of notional shares then credited to the Stock Account (as determined by multiplying such number by the closing price of the Common Stock as reported for the last business day preceding the date of such payment in The Wall Street Journal), by (b) the number of payments then remaining due hereunder.

          4. Any payments due hereunder that have not been paid to Director during his lifetime shall be paid to his surviving spouse or to any other person he may have designated in a writing filed with the Company for such purpose. The Company may rely upon the last of any such written designations in its possession in making any such payments, which shall be made at the same time(s) and in the same amount(s) as would have been made to Director had he survived. Any payments due hereunder that have not been paid to the Director's surviving spouse (or other beneficiary designated in accordance with this paragraph) during the lifetime of such person may be paid to the executor or administrator of the estate of such person; such payments shall be made at the same time(s) and in the same amount(s) as would have been made to Director had he survived.



                                     -2-
          5. The rights of Director (or his surviving spouse or other designated beneficiary) to receive payments hereunder are personal and are not subject to acceleration or assignment, and the Company shall have no liability for payments hereunder to any person at any time or in any manner other than as herein provided. Notwithstanding the foregoing, the Company shall have the right, upon resolution duly adopted by its Board of Directors (without giving effect to any vote by Director), to pay in cash, in advance of any scheduled date or dates provided for herein, all or any part of the aggregate amount of payments that would otherwise be due hereunder.

          6. This agreement may be amended only in writing with the consent of Director and the Company, provided that no such amendment shall have retroactive effect or modify the cash nature of the amounts payable to Director hereunder, and provided further, that any such amendment shall become effective only as to the next succeeding calendar quarter following the date of such amendment and thereafter.

          7. This Agreement shall be binding upon, and shall inure to the benefit of, the successors and assigns of the Company.

          8. If any provision of this Agreement shall be held illegal or invalid for any reason, such illegality or invalidity shall not affect the remaining provisions hereof, and this Agreement shall be construed and enforced as if the invalid provisions had never been set forth herein. As used herein, the masculine includes the feminine, the singular includes the plural and the plural includes the singular.

          9. This Agreement shall be considered a contract under, and shall for all purposes be construed in accordance with and governed by the laws of, the State of Wisconsin.

                                    * * * *



























                                     -3-


      IN WITNESS WHEREOF, the Company has caused this Agreement to be executed in its name and on its behalf pursuant to the authorization of its Board of Directors, and Director has hereunto set his hand, all on the date first above written.


                                      LANDS' END, INC.



                                      By:________________________________

                                      Its:_______________________________



                                      ___________________________________









































                                     -4-


                                                               Exhibit 11.2

                       COMPUTATION OF EARNINGS PER SHARE




                        LANDS' END, INC. & SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE
                   (In thousands, except per share amounts)


                                        Three months ended   Six Months Ended
                                        07/28/95  07/29/94  07/28/95  07/29/94

Net income............................. $  1,695  $  3,413  $  3,002  $  8,299

Average shares of common stock
outstanding during the period..........   34,625    35,046    34,671    35,446

Incremental shares from assumed
exercise of stock options (primary)....       82       605        93       690

                                          34,707    35,651    34,764    36,136

Primary earnings per share............. $   0.05  $   0.10  $   0.09  $   0.23

Average shares of common stock
outstanding during the period..........   34,625    35,046    34,671    35,446

Incremental shares from assumed exercise
of stock options (fully diluted).......       82       605        93       690

                                          34,707    35,651    34,764    36,136

Fully diluted earnings per share....... $   0.05  $   0.10  $   0.09  $   0.23

Average shares of common stock
outstanding during the period..........   34,625    35,046    34,671    35,446

Basic earnings per share............... $   0.05  $   0.10  $   0.09  $   0.23