Form 10-Q
period 1995-10-27
LANDS END INC
filed 1995-12-08
CIK 799288

December 8, 1995



Securities and Exchange Commission
Washington, D.C.  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-Q for the quarter ended October 27, 1995.


Sincerely,


KATHY GIES
Lands' End, Inc.
One Lands' End Lane
Dodgeville, WI  53595





                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                              _______________

                                 FORM 10-Q

(Mark one)
    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the Quarter Ended October 27, 1995
                            OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.

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


          Yes   X                             No


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 8, 1995:


Common stock, $.01 par value 33,689,990 shares outstanding







                      LANDS' END, INC. & SUBSIDIARIES
                            INDEX TO FORM 10-Q


                                                                    Page
PART I.  FINANCIAL INFORMATION                                     Number

   Item 1.  Financial Statements

            Consolidated Statements of Operations for the
               Three Months Ended October 27, 1995, and
               October 28, 1994..................................     3

            Consolidated Statements of Operations for the
               Nine Months Ended October 27, 1995, and
               October 28, 1994..................................     4

            Consolidated Balance Sheets at October 27, 1995,
               and January 27, 1995..............................     5

            Consolidated Statements of Cash Flows for the
               Nine Months Ended October 27, 1995, and
               October 28, 1994..................................     6

            Notes to Consolidated Financial Statements...........  7-13

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

                      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                      LANDS' END, INC. & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)

                                                Three months ended
                                             October 27,   October 28,
                                                1995          1994
                                                    (unaudited)


Net sales                                     $235,887      $246,209

  Cost of sales                                135,977       146,033

Gross profit                                    99,910       100,176

  Selling, general and
    administrative expenses                     98,399        93,539

Income from operations                           1,511         6,637

  Other income (expense):
    Interest expense, net                       (1,296)         (971)
    Other                                        2,726           665

   Total other income
    (expense), net                               1,430          (306)

Income before income taxes                       2,941         6,331
  Income tax provision                           1,175         2,498

Net income                                    $  1,766      $  3,833

Net income per share                          $   0.05      $   0.11


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      LANDS' END, INC. & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)

                                                Nine months ended
                                             October 27,  October 28,
                                                1995         1994
                                                   (unaudited)

Net sales                                      $632,073    $613,053

  Cost of sales                                 358,231     355,836

Gross profit                                    273,842     257,217

  Selling, general and
    administrative expenses                     268,176     237,053

Income from operations                            5,666      20,164

  Other income (expense):
  Interest expense, net                          (2,379)     (1,218)
  Other                                           4,659       1,102

Total other income, net                           2,280        (116)

Income before income taxes                        7,946      20,048
  Income tax provision                            3,178       7,916

Net income                                     $  4,768    $ 12,132

Net income per share                           $   0.14    $   0.34

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      LANDS' END, INC. & SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)
                                                   October 27,  January 27,
                                                      1995         1995
                                                         (unaudited)
Assets
Current assets:
  Cash and cash equivalents                         $  3,201     $  5,426
  Receivables                                          8,171        4,459
  Inventory                                          260,091      168,652
  Prepaid expenses                                    27,395       11,219
  Deferred income tax benefit                          9,592        8,412
Total current assets                                 308,450      198,168

Property, plant and equipment, at cost:
  Land and buildings                                  71,668       69,798
  Fixtures and equipment                              82,943       74,745
  Leasehold improvements                               2,349        1,862
  Total property, plant and equipment                156,960      146,405
  Less-accumulated depreciation and amortization      58,365       49,414
Property, plant and equipment, net                    98,595       96,991
Intangibles, net                                       2,351        2,453
Total assets                                        $409,396     $297,612

Liabilities and shareholders' investment
Current liabilities:
  Lines of credit                                   $104,066     $  7,539
  Current maturities of long-term debt                    40           40
  Accounts payable                                    94,291       52,762
  Reserve for returns                                  4,369        5,011
  Accrued liabilities                                 22,079       25,952
  Accrued profit sharing                                 500        1,679
  Income taxes payable                                 1,620        9,727
Total current liabilities                            226,965      102,710

Deferred income taxes                                  5,379        5,379
Long-term liabilities                                    258          395

Shareholders' investment:
  Common stock, 40,221 shares issued                     402          402
  Donated capital                                      8,400        8,400
  Paid-in capital                                     25,830       25,817
  Deferred compensation                               (1,242)      (1,421)
  Currency translation adjustments                       (46)         284
  Retained earnings                                  234,322      229,554
  Treasury stock, 6,470 and 5,395
    shares at cost, respectively                     (90,872)     (73,908)
Total shareholders' investment                       176,794      189,128
Total liabilities and shareholders' investment      $409,396     $297,612

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                      LANDS' END, INC. & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                                    Nine Months Ended
                                                 October 27, October 28,
                                                    1995        1994
                                                         (unaudited)

Cash flows (used for) from operating activities:
  Net income                                         $  4,768   $ 12,132
    Adjustments to reconcile net income to net
    cash flows from operating activities-
       Depreciation and amortization                    9,469      8,339
       Deferred compensation expense                      179        415
       Loss on sales of fixed assets                        -         96
       Deferred income taxes                           (1,180)         -
       Changes in current assets and liabilities
       excluding the effects of acquisitions:
         Receivables                                   (3,712)       891
         Inventory                                    (91,439)  (102,408)
         Prepaid expenses                             (16,176)    (5,010)
         Income taxes receivable                            -       (417)
         Accounts payable                              41,529     17,740
         Reserve for returns                             (642)       736
         Accrued liabilities                           (3,873)     4,479
         Accrued profit sharing                        (1,179)    (1,816)
         Income taxes payable                          (8,107)   (12,528)
       Other                                             (467)       335
Net cash flows used for operating activities          (70,830)   (77,016)

Cash flows (used for) from investing activities:
  Cash paid for capital additions and
    businesses acquired                               (10,971)   (26,489)
Net cash flows used for investing activities          (10,971)   (26,489)

Cash flows (used for) from financing activities:
  Proceeds from short-term debt                        96,527    106,252
  Tax effect of exercise of stock options                  13        614
  Purchases of treasury stock                         (16,964)   (23,910)
Net cash flows from financing activities               79,576     82,956

Net increase (decrease) in cash
  and cash equivalents                                 (2,225)   (20,549)
Beginning cash and cash equivalents                     5,426     21,569

Ending cash and cash equivalents                     $  3,201   $  1,020

Supplemental cash flow disclosures:
  Interest paid                                      $  1,916   $    902
  Income taxes paid                                    14,030     20,107

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.






                                     6
                        LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Information pertaining to October 27, 1995, and the three months ended October 27, 1995, and October 28, 1994, is unaudited)

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

Inventory
Inventory, primarily merchandise held for sale, is stated at last-in, first-out (LIFO) cost, which is lower than market. If the first-in, first-out
(FIFO) method of accounting for inventory had been used, inventory would have been approximately $20.6 million and $18.9 million higher than reported at October 27, and January 27, 1995, respectively.

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



                        LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Information pertaining to October 27, 1995, and the three months ended October 27, 1995, and October 28, 1994, is unaudited)

Depreciation
Depreciation expense is calculated using the straight-line method over the estimated useful lives of the assets, which are 20 to 30 years for buildings and land improvements and 5 to 10 years for leasehold improvements and furniture, fixtures, equipment, and software. The company provides one-half year of depreciation in the year of addition and retirement.

Intangibles
Intangible assets consist of goodwill in excess of the fair market value of net assets of businesses purchased. Goodwill is being amortized over 40 years on a straight-line basis. Other intangibles are amortized over a shorter life. Total accumulated amortization of these intangibles was $0.4 million and $0.3 million as of October 27, and January 27, 1995, respectively.

Net income per share
Net income per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. The weighted average common shares outstanding were 33.9 million and 34.9 million for the three-month periods ended October 27, 1995, and October 28, 1994, respectively; and 34.4 million and 35.3 million for the nine-month periods ended October 27, 1995, and October 28, 1994, respectively. Common stock equivalents includes awards, grants and stock options which have been issued by the company. The common stock equivalents do not significantly dilute basic earnings per share.

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

The company enters into forward exchange contracts to hedge anticipated foreign currency transactions during the upcoming seasons. The purpose of the company's foreign currency hedging activities is to protect the company from the risk that the eventual dollar cash flows resulting from these transactions will be adversely affected by changes in exchange rates. At October 27, 1995, the company had forward exchange contracts, maturing through January 1997, to sell approximately 2.1 billion yen and 2.4 million British pounds, and to purchase approximately 1.8 million Canadian dollars. The gains and losses on the outstanding forward exchange contracts are reflected in the financial statements in the period in which the currency fluctuation occurs.

The company also uses import letters of credit to purchase foreign-sourced merchandise. The letters of credit are primarily U.S. dollar-denominated and are issued through third-party financial institutions to guarantee payment for such merchandise within agreed upon time periods. At October 27, 1995, the company had outstanding letters of credit of approximately $20.2 million, all of which had expiration dates of less than 1 year.



                        LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Information pertaining to October 27, 1995, and the three months ended October 27, 1995, and October 28, 1994, is unaudited)

The counterparty to the financial instruments discussed above is primarily two large financial institutions; management believes the risk of counterparty nonperformance on these financial instruments is not significant.

Foreign currency translation
Financial statements of the foreign subsidiaries are translated into U.S. dollars in accordance with the provisions of SFAS 52. Translation adjustments are accumulated in a separate component of stockholder's equity. Foreign currency translation gains were not material for the nine-month periods ended October 27, 1995 and October 28, 1994, respectively.

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

Treasury stock
The company's board of directors has authorized the purchase of a total of 8.2 million shares of the company's common stock. A total of 7.3 million and 6.2 million shares had been purchased as of October 27, and January 27, 1995, respectively.

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



                        LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Information pertaining to October 27, 1995, and the three months ended October 27, 1995, and October 28, 1994, is unaudited)

The following table reflects the activity under the stock award and stock grant plans:
                                        Awards        Grants

    Balance at January 29, 1993        141,320        12,000
      Granted                           27,200             -
      Forfeited                         (3,600)            -
      Vested                           (15,760)       (2,000)
    Balance at January 28, 1994        149,160        10,000
      Granted                                -             -
      Forfeited                        (15,940)      (10,000)
      Vested                           (17,860)            -
    Balance at January 27, 1995        115,360             0
      Granted                                -             -
      Forfeited                         (2,700)            -
      Vested                            (8,240)            -
    Balance at October 27, 1995        104,420             0

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

Activity under the stock option plan is as follows:

                                                Average
                                                Exercise    Vested
                                    Options      Price      Options

    Balance at January 29, 1993    1,060,000     $ 9.81     216,000
      Granted                        637,200     $19.12
      Exercised                       (8,000)    $12.69
    Balance at January 28, 1994    1,689,200     $13.31     340,000
      Granted                              -          -
      Exercised                     (294,000)    $ 6.72
      Forfeited                     (928,800)    $15.27
    Balance at January 27, 1995      466,400     $13.56     195,480
      Granted                        342,100     $16.50
      Exercised                      (16,000)    $13.78
      Forfeited                      (50,800)    $16.29
    Balance at October 27, 1995      741,700     $14.72     223,120




                        LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Information pertaining to October 27, 1995, and the three months ended October 27, 1995, and October 28, 1994, is unaudited)

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

Temporary differences that give rise to deferred tax assets and liabilities as of October 27, and January 27, 1995, are as follows (in thousands):

                             Current Deferred      Long-term Deferred
                               Tax Benefit          Tax Liabilities
                            Oct. 27,   Jan. 27,   Oct. 27,     Jan. 27,
                              1995       1995       1995        1995
    Catalog advertising     $(1,539)   $(1,539)   $     -      $     -
    Inventory                 6,792      7,052          -            -
    Employee benefits         1,243      1,243          -            -
    Reserve for returns       1,406      1,406          -            -
    Depreciation                  -          -      5,379        5,379
    Foreign operating loss
      carryforwards               -          -       (807)        (807)
    Valuation allowance           -          -        807          807
    Other                     1,690        250          -            -
    Total                   $ 9,592    $ 8,412    $ 5,379      $ 5,379

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

NOTE 5.  LINES OF CREDIT

The company has unsecured lines of credit with various banks totaling $110 million. There was $90.7 million outstanding at October 27, at interest rates averaging 6.3%, compared to no outstanding amount on January 27, 1995.

In addition, the company has unsecured lines of credit with foreign banks totaling the equivalent of $23 million for a wholly owned foreign subsidiary. There was $13.4 million outstanding at October 27, at interest rates averaging 1.8%, compared to $7.5 as of January 27, 1995.



                        LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Information pertaining to October 27, 1995, and the three months ended October 27, 1995, and October 28, 1994, is unaudited)

NOTE 6.  LONG-TERM DEBT

There was no long-term debt as of October 27, and January 27, 1995.

The company has an agreement that expires December 31, 1995, with a bank for a $20 million credit facility available to fund treasury stock purchases and capital expenditures.

NOTE 7.  LEASES

The company leases store and office space and equipment under various leasing arrangements. The leases are accounted for as operating leases. Total rental expense under these leases was $3.0 million and $1.8 million for the three-month periods ended October 27, 1995, and October 28, 1994, respectively. Rental expense for the nine-month periods ended October 27, 1995, and July 29, 1994, was $8.6 million and $5.8 million, respectively.

Total future fiscal year commitments under these leases as of October 27, 1995, are as follows (in thousands):

                       1996 (three months)   $ 2,470
                       1997                    9,197
                       1998                    6,420
                       1999                    3,969
                       2000                    2,714
                       After 2000              4,025
                                             $28,795

NOTE 8.  RETIREMENT PLAN

The company has a retirement plan which covers most regular employees and provides for annual contributions at the discretion of the board of directors. Also included in the plan is a 401(k) feature which allows employees to make contributions and the company matches a portion of those contributions. Total expense provided under this plan was $0.8 million and $0.7 million for the three-month periods ended October 27, 1995, and October 28, 1994, respectively. Total expenses were $1.7 million and $1.8 million for the nine-month periods ended October 27, 1995, and October 28, 1994, respectively.

As of October 1, 1995, the "Lands' End, Inc. Retirement Plan" was amended to allow certain participants to invest participant elective contributions, employer matching contributions, and profit sharing contributions in a "Lands' End, Inc. Stock Fund" established primarily for investing in common stock of the company at the fair market value. The company has assigned 200,000 shares for this plan.

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

                        LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Information pertaining to October 27, 1995, and the three months ended October 27, 1995, and October 28, 1994, is unaudited)

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

NOTE 10:  SALES AND USE TAX

A 1992 Supreme Court decision confirmed that the Commerce Clause of the United States Constitution prevents a state from requiring the collection of its use tax by a mail order company unless the company has a physical presence in the state. However, there continues to be uncertainty due to inconsistent application of the Supreme Court by state and federal courts. The company attempts to conduct its operations in compliance with its interpretation of the applicable legal standard, but there can be no assurance that such compliance will not be challenged. In recent challenges various states have sought to require companies to begin collection of use taxes and/or pay use taxes from previous sales.

The Supreme Court decision also established that Congress has the power to enact legislation which would permit states to require collection of use taxes by mail order companies. Congress has from time to time considered proposals for such legislation. The company anticipates that any legislative change, if adopted, would be applied only on a prospective basis.





Item 2.                     Management's Discussion
                                 and Analysis


Results of Operations

              Three Months Ended October 27, 1995, compared with
                      Three Months Ended October 28, 1994

The company's net sales in the third quarter of fiscal 1996 decreased 4.2 percent to $235.9 million from $246.2 million in the third quarter of fiscal 1995. During the quarter just ended, sales from the company's core business, represented by the monthly and prospecting catalogs, were lower than the prior year. While the number of catalogs mailed was increased during the quarter just ended, the average number of pages per catalog was reduced. The decline in sales was partially offset by strong sales increases from the company's international businesses. The lower sales trend in the company's core business has continued into the fourth quarter.

The third quarter ending inventory was about $260 million, compared with about $255 million a year ago.

Gross profit in the quarter just ended was $99.9 million, or 42.4 percent of net sales, compared with $100.2 million, or 40.7 percent of net sales, in the third quarter of the prior year. The increase in gross profit margin was due to lower merchandise costs, primarily the result of sourcing improvements, and stronger growth in higher margin businesses. Liquidations of excess inventory were about 13 percent of net sales in the quarter just ended, compared with about 15 percent last year.

For the third quarter this year, selling, general and administrative expenses increased 5.2 percent to $98.4 million, compared with $93.5 million for the similar quarter last year. As a percentage of net sales, SG&A was 41.7 percent, compared with 38.0 percent in the same period last year. The increase in the SG&A ratio was primarily the result of higher paper prices and postal rates, as well as lower sales per catalog mailed in the U.S. International and new businesses, which have higher operating costs, experienced stronger growth rates during the quarter compared with the company's core and specialty businesses. This also had a negative impact on the SG&A ratio.

Net income for the quarter just ended was $1.8 million, or 5 cents per share, down 54 percent from the $3.8 million, or 11 cents per share, earned in the prior year. Net income after taxes for the current year's third quarter includes $1.4 million attributable to foreign currency exchange gains, recorded as other income. Foreign currency exchange gains or losses will occur in response to currency market movements and the company's hedging strategy.

               Nine Months Ended October 27, 1995, compared with
                      Nine Months Ended October 28, 1994

The company's net sales in the first nine months of fiscal 1996 increased 3.1 percent to $632.1 million from $613.1 million in the same period last year. The company's international businesses, as well as its new and specialty businesses, accounted for the increase in net sales.



Gross profit of $273.8 million for the first nine months of fiscal 1996 increased 6.5 percent from $257.2 million in the same nine-month period last year. As a percentage of net sales, gross profit increased from 42.0 percent in fiscal 1995 to 43.3 percent in fiscal 1996. The increase in gross profit was due principally to the same factors disclosed above for the third quarter ended October 27, 1995. Year-to-date liquidation sales were about 11 percent, compared with 12 percent during the same period last year.

Selling, general and administrative expenses increased 13.1 percent to $268.2 million in the first nine months of fiscal 1996 from $237.1 million in the same period last year. As a percentage of net sales, selling, general and administrative expenses increased to 42.4 percent in fiscal 1996 from 38.7 percent in fiscal 1995. The increase in selling, general and administrative expenses was the result of the same factors mentioned above for the third quarter ended October 27, 1995.

Net income in the first nine months of fiscal 1996 was $4.8 million, or 14 cents per share, compared with $12.1 million, or 34 cents per share in the prior year.

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

Liquidity and capital resources

To date, the bulk of the company's working capital needs have been met through funds generated from operations and from short-term bank loans. The company's principal need for working capital has been to meet peak inventory requirements associated with its seasonal sales pattern. In addition, the company's resources have been used to purchase treasury stock, make asset additions, and acquire new businesses.

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

At October 27, 1995, the company had unsecured domestic credit facilities totaling $110 million, of which the company had used $90.7 million primarily to fund inventory purchases. The company also maintains foreign credit lines for use in foreign operations totaling the equivalent of approximately $23 million, of which $13.4 million was used at October 27, 1995.

The company has a separate $20 million bank facility available to fund treasury stock purchases and capital expenditures. This facility runs through December 31, 1995.

Since June 1989, the company's board of directors has authorized the company from time to time to purchase a total of 8.2 million shares of treasury stock, of which 7.4 million shares have been purchased as of December 8, 1995. For further information, see note 3 to the consolidated financial statements.

Capital expenditures for fiscal 1996 are currently planned to be about $16 million, of which about $11 million had been expended through October 27, 1995. Major projects include new computer hardware and software and material handling equipment.

Possible future changes

A 1992 Supreme Court decision confirmed that the Commerce Clause of the United States Constitution prevents a state from requiring the collection of its use tax by a mail order company unless the company has a physical presence in the state. However, there continues to be uncertainty due to inconsistent application of the Supreme Court by state and federal courts. The company attempts to conduct its operations in compliance with its interpretation of the applicable legal standard, but there can be no assurance that such compliance will not be challenged. In recent challenges various states have sought to require companies to begin collection of use taxes and/or pay use taxes from previous sales.

The Supreme Court decision also established that Congress has the power to enact legislation which would permit states to require collection of use taxes by mail order companies. Congress has from time to time considered proposals for such legislation. The company anticipates that any legislative change, if adopted, would be applied only on a prospective basis.






                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         There are no material legal proceedings presently pending, except for routine litigation incidental to the business, to which Lands' End, Inc., is a party or of which any of its property is the subject.

Items 2 and 3 are not applicable and have been omitted.

Item 4.  Submission of Matters to a Vote of Security Holders
         There were no matters submitted to a vote of security holders for the quarter ended October 27, 1995.

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

         (b)  Reports on Form 8-K
              There were no reports filed on Form 8-K during the three-month period ended October 27, 1995.









                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and chief financial officer.















                                               LANDS' END, INC.



Date:  December 8, 1995                 By /s/ STEPHEN A. ORUM
                                               Stephen A. Orum
                                               Executive Vice President,
                                               Chief Operating Officer and
                                               Chief Financial Officer










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

Table                                               Exhibit       Document
Number   Description of Item                        Number       Description

 (3)     Articles of Incorporation and By-Laws:

         Certificate of Incorporation of the
           company, as amended through
           October 3, 1986.                            1         S-1

         Amendment to Certificate of
           Incorporation of the company,               3         10-Q
           dated August 10, 1987.                                October 1987

         Amendment to Certification of Incorporation   4         10-Q
           of the company, dated May 20, 1994                    July 1994

         Amended and Restated by-Laws of
           the company.                                2         10-K 1993

 (4)     Equity Instrument and Agreements
           relating to Debt Obligations:

         Form of Certificate to evidence               1         10-Q
           the Common stock.                                     August 1990

         First Amendment to the Lands' End                       S-8
           Retirement Plan                             2         October 1995

 (10)    Material Contracts:

         Form of letter from bank approving
           the company's unsecured line of
           credit and corresponding note.              7         10-K 1992

         Term Loan Note and Loan Agreement
           between the company and the
           American National Bank and Trust           11         10-Q
           Company of Chicago.                                   August 1990

         Fourth Amendment to Loan Agreement
           between the company and the
           American National Bank and Trust
           Company of Chicago, dated
           December 1, 1993.                           1         10-K 1994




                                                    Exhibit       Document
Number   Description of Item                        Number       Description

 (10)    Fifth Amendment to Loan Agreement
           between the company and the
           American National Bank and Trust
           Company of Chicago, dated                   2         10-Q
           November 22, 1994.                                    October 1994

         Buying Agreement between the company          7         10-Q
           and European Buying Agency, Ltd.                      November 1990

         Salaried Incentive Bonus Plan                 9         S-1

         Second Amended and Restated 1989
           Restricted Stock Plan of the               12         10-Q
           company.                                              November 1991

         Stock Option Plan of the company              1         10-K 1995

         Amended and Restated Retirement Plan,
           dated February 1, 1992.                     3         10-K 1994

         Form of Director Deferred Compensation                  10-Q
           Agreement                                   1         July 1995

 (13)    Annual Report to Shareholders for the
           fiscal year ended January 27, 1995                    10-K 1995

















                                                               Exhibit 11.1

                       COMPUTATION OF EARNINGS PER SHARE




                        LANDS' END, INC. & SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE
                   (In thousands, except per share amounts)


                                        Three months ended   Nine Months Ended
                                        10/27/95  10/28/94  10/27/95  10/28/94

Net income............................. $  1,766  $  3,833  $  4,768  $ 12,132

Average shares of common stock
outstanding during the period..........   33,918    34,872    34,417    35,252

Incremental shares from assumed
exercise of stock options (primary)....       93       353        93       407

                                          34,011    35,225    34,510    35,659

Primary earnings per share............. $   0.05  $   0.11  $   0.14  $   0.34

Average shares of common stock
outstanding during the period..........   33,918    34,872    34,417    35,252

Incremental shares from assumed exercise
of stock options (fully diluted).......       93       353        93       407

                                          34,011    35,225    34,510    35,659

Fully diluted earnings per share....... $   0.05  $   0.11  $   0.14  $   0.34

Average shares of common stock
outstanding during the period..........   33,918    34,872    34,417    35,252

Basic earnings per share............... $   0.05  $   0.11  $   0.14  $   0.34