Form 10-K
period 1996-02-02
LANDS END INC
filed 1996-04-30
CIK 799288

April 29, 1996




Securities and Exchange Commission
Washington, D.C.  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-K for the fiscal year ended February 2, 1996. The filing fee of $250.00 was wire transferred to the SEC account #910-8739 at the Mellon Bank, ABA number 043000261 on Monday, April 15, 1996.


Sincerely,



KATHY GIES
Lands' End, Inc.
One Lands' End Lane
Dodgeville, WI  53595







                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                              _______________

                                 FORM 10-K

(Mark one)
    X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.  (FEE REQUIRED)
          For the fiscal year ended February 2, 1996
                            OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.  (NO FEE REQUIRED)
          For the transition period from ...... to ......

                       Commission file number 1-9769


                             LANDS' END, INC.
          (Exact name of registrant as specified in its charter)

          DELAWARE                               36-2512786
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)

Lands' End Lane, Dodgeville, WI                  53595
(Address of principal executive               (Zip code)
offices)

Registrant's telephone number, including area code:  608-935-9341

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (__)

As of March 29, 1996, the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was $247,551,133.

The number of shares of Common Stock ($0.01 par value) outstanding as of March 29, 1996, was 33,615,790.

                    DOCUMENTS INCORPORATED BY REFERENCE

             Documents                         Form 10-K Reference

 Notice of 1996 Annual Meeting and             Part III, Items 10,
Proxy Statement dated April 22,1996               11, 12 and 13












                      Lands' End, Inc. & Subsidiaries
                                 Index To
                        Annual Report On Form 10-K
                      For Year Ended February 2, 1996

Part I.                                                                Page
                                                                       ----
     Item 1.   Business .............................................   3-8
               Executive Officers of the Registrant .................     9
     Item 2.   Properties ...........................................    10
     Item 3.   Legal Proceedings ....................................    11
     Item 4.   Submission of Matters to a Vote of Security Holders ..    11

Part II.

     Item 5.   Market for Registrant's Common Equity and Related
                 Shareholder Matters ................................    12
     Item 6.   Selected Consolidated Financial Data .................    13
     Item 7.   Management's Discussion and Analysis of Consolidated
                 Financial Condition and Results of Operations ...... 14-19
     Item 8.   Consolidated Financial Statements and Supplementary
                 Data ............................................... 20-35
     Item 9.   Changes in and Disagreements on Accounting and
                 Consolidated Financial Disclosure...................    35

Part III.

     Item 10.  Directors and Executive Officers of the Registrant....    36
     Item 11.  Executive Compensation ...............................    36
     Item 12.  Security Ownership of Certain Beneficial Owners and
                 Management .........................................    36
     Item 13.  Certain Relationships and Related Transactions .......    36

Part IV.

     Item 14.  Exhibits, Consolidated Financial Statement Schedules,
                 and Reports on Form 8-K ............................    37

Signatures ..........................................................    38













                                                                        2

                                  PART I.

Item 1.   Business

   Lands' End, Inc., is a leading direct merchant of traditionally styled, casual clothing for men, women and children, accessories, domestics, shoes and soft luggage. The company strives to provide products of exceptional quality at prices representing honest value, enhanced by a commitment to excellence in customer service and an unconditional guarantee. The company offers its products principally through regular mailings of its monthly primary catalogs and its specialty catalogs.

   The company's growth strategy has three key elements. First, the company seeks to increase sales from its regular catalogs in the United States both by expanding its customer base and by increasing sales to its existing customers through improvements in its merchandise offerings and creative presentations. Second, the company endeavors to generate additional sales by making targeted mailings of its specialty catalogs to existing and prospective customers. Third, the company is actively pursuing opportunities to apply its merchandising, marketing and order fulfillment skills abroad by continuing its efforts in the United Kingdom, Japan and by entering a new market in Germany.

                          Catalogs and Marketing

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

   During fiscal 1996, the company mailed 12 issues of its regular monthly (primary) catalog with an average of 155 pages per issue from its U.S. based operations. Worldwide, the company mailed approximately 200 million full-price catalogs, including specialty catalogs and abridged issues.

    Regular (Primary) and Prospector Catalogs (U.S. Based Operations)

   Each issue of the regular catalog offers certain basic product lines for men and women (including knit shirts, sweaters, dress and sport shirts, casual pants, dresses, skirts, accessories, and soft luggage) that customers have come to expect. The regular catalog also offers seasonal merchandise, such as swimsuits, outerwear and holiday gifts. In addition to the mailings of the regular catalog, each year Lands' End generally mails two end-of-season clearance catalogs, interim catalogs and a "Last Chance Before Christmas" catalog. The company mails an abridged version of its regular catalog to prospective customers, who are identified based on lists of magazine subscribers and customers of other direct marketers and on lists compiled of households meeting

                                                                       3
   certain demographic criteria. In addition, the company identifies prospective new customers through its national advertising campaign.

                Specialty Catalogs (U.S. Based Operations)

   In fiscal 1991, the company introduced three specialty catalogs
   Kids, Coming Home, and Beyond Buttondowns. The Kids catalog offers children's clothing. The Coming Home catalog offers domestic products, primarily bedding and bath items. Beyond Buttondowns offers men's tailored clothing and accessories. In fiscal 1994, the company introduced the specialty catalog, Textures, featuring women's tailored clothing and accessories. In fiscal 1996, the company mailed six, nine, four, and two issues of its Kids, Coming Home, Beyond Buttondowns, and Textures catalogs, respectively.

                  New Businesses (U.S. Based Operations)

   The company continues to develop new businesses that play an important role in its growth strategy. In fiscal 1994, the company purchased a majority interest in The Territory Ahead, a California-based, upscale casual clothing catalog for men and women. In fiscal 1996, The Territory Ahead mailed 10 issues of its catalogs.

   In fiscal 1994, Corporate Sales, the company's business-to-business catalog, was introduced. Corporate Sales offers quality products to teams and clubs or to companies that use Lands' End's merchandise for corporate premiums or incentive programs. The company's embroidery capabilities allow for the design and monogram of unique logos or emblems for groups. In fiscal 1996, the company mailed four issues of its Corporate Sales catalogs.

   In fiscal 1995, the company purchased the trademark of Willis &
   Geiger Company, a respected brand that offers apparel and related products targeted to the outdoor enthusiast. The first Willis & Geiger catalog was mailed in August 1995.

   In fiscal 1995, the company formed a wholly owned subsidiary that acquired the marketing rights and assets of MontBell America, Inc., which designs, develops and distributes premier outdoor clothing and equipment through the wholesale channels to outdoor specialty stores, primarily in the United States. During the fourth quarter of fiscal 1996, the company sold the marketing rights and assets of MontBell America, Inc.

                 Pan International (U.S. Based Operations)

   Through the company's Pan International business, regular mailings of primary and prospecting catalogs are sent to customers in more than 175 countries throughout the world. The company will be discontinuing its licensing agreement with Myer Direct in Australia and plans to develop this counter-seasonal business through its Dodgeville operations instead.


                                                                       4
                 International (Foreign Based Operations)

   In September 1991, the company launched its first United Kingdom (U.K.) catalog denominated in British pound sterling. In August 1993, the company opened its own telephone order and distribution center in Oakham, England, which allowed the company to fill orders locally and greatly reduce delivery time to U.K. customers. Fourteen issues of the pound-denominated U.K. catalog were mailed in fiscal 1996.

   In the fall of 1994, the company launched operations in Japan, and in fiscal 1996, the company mailed six issues of the Japanese-language, yen-denominated catalog. The company's phone center and administrative functions operate from its Yokohama offices. Packages are delivered from a warehouse in Maebashi, which is operated by a third party. The distribution center will move to a larger facility this year to allow the company to manage additional growth.

   In the fall of 1994, the company completed small mailings of native language, native currency catalogs into France, Germany and the Netherlands, using its Oakham, England, warehouse for fulfillment services. After evaluating these mailings, the company has decided to establish telephone operations in Germany for a launch there within the next 12 months.

   Alternative Media

   The company believes that ways of reaching customers other than by regular catalog mailings may become increasingly important in the future. The company actively experiments with alternative technologies and media for reaching customers, including on-line computer networks such as the Internet's World Wide Web, Prodigy, CompuServe, America On-line, and CD-ROMs. The company will continue to explore the development of interactive shopping to meet its customer's expectations. However, marketing the company's products through regular and specialty catalogs is expected to remain the primary means of communicating with customers.

   Customers

   A principal factor in the company's success to date has been the development of its own list of active customers, many of whom have been identified through their response to the company's advertising. At the end of fiscal 1996, the company's mailing list consisted of about 22.4 million persons, approximately 8.4 million of whom are viewed as "customers" because they have made at least one purchase from the company within the last 36 months. The company routinely updates and refines this list prior to individual catalog mailings to monitor customer interest as reflected in criteria such as the recency, frequency, dollar amount, and product type of purchases.





                                                                       5
   The company believes that its customer list has desirable demographic characteristics and is well-suited to the products offered in the company's catalogs. A customer research survey conducted by the company during 1995 indicated that approximately 49 percent of its customers were in the 35-45 age group and 62 percent had household incomes of $50,000 or more. This research indicated that approximately 86 percent of customers attended or graduated from college. The results were not significantly different from surveys conducted in prior years.

   The company conducts a national advertising campaign intended to build the company's reputation and to attract new customers. In fiscal 1996, this advertising appeared in about 60 national magazines, as well as on national television. In addition, the company advertises in approximately 100 national, regional and local publications in Canada, the U.K., Japan, the Middle East, and in Pacific Rim countries.

   Product Development

   Lands' End concentrates on traditional clothing and other products that are classically inspired, simply styled and quality crafted to meet the changing tastes of the company's customers rather than to mimic the changing fads of the fashion world. At the same time, the company seeks to maintain customer interest by developing new product offerings, improving existing core products and reinforcing its value positioning.

   The company continues to incorporate innovations in fabric, construction and detail that add value and excitement and differentiate Lands' End from the competition. In order to ensure that products are manufactured to the company's quality standards at reasonable prices, product managers, designers, quality assurance specialists, and inventory managers develop the company's own product specifications. They also specify the fibers, fabric construction and manufacturing source for each item and are responsible for the styling and quality features of the products.

   As part of its "direct merchant" philosophy, Lands' End deals directly with its suppliers and seeks to avoid intermediaries. All goods are produced by independent manufacturers, except for most of our soft luggage which is assembled at the company's own facilities. During fiscal 1996, the company purchased merchandise from more than 500 domestic and foreign manufacturers, and no single manufacturer accounted for more than 10 percent of company purchases in each of the last three fiscal years. In fiscal 1996, approximately 30 percent of our merchandise was imported, and 70 percent was purchased from manufacturers headquartered in the United States. A portion of our production with U.S. manufacturers is sourced through programs in the Caribbean. The company will continue to take advantage of worldwide sourcing without sacrificing customer service or quality standards. The availability and cost of certain foreign products may be affected by United States trade policies and the value of the United States dollar relative to foreign currencies.


                                                                       6
   Order Entry and Fulfillment

   The company attempts to simplify catalog shopping as much as possible and believes that its fulfillment systems are among the best in the United States. Lands' End utilizes toll-free telephone numbers which may be called 24 hours a day, seven days a week (except Christmas Day) to place orders or to request a catalog. Approximately 80 - 90 percent of catalog orders are placed by telephone. Telephone calls are answered by as many as 2,800 well-trained sales representatives who utilize on-line computer terminals to enter customer orders and to retrieve information about product characteristics and availability. Additional services are provided through the use of AT&T language lines to serve foreign customers and TDD (telephone device for the deaf). The company's three U.S. telephone centers are located in Dodgeville, Cross Plains and Reedsburg, Wisconsin. International telephone centers are located in Oakham, England and Yokohama, Japan.

   The company has achieved efficiencies in order entry and fulfillment that permits the shipment of in-stock orders on the following day, except orders requiring monogramming or inseaming, which typically require one or two extra days. The company's sales representatives enter orders into an on-line order entry and inventory control system. Computer processing of orders is performed each night on a batch basis, at which time picking tickets are printed with bar codes for optical scanning. Inventory is picked based on the location of individual products rather than orders, followed by computerized sorting and transporting of goods to multiple packing stations and shipping zones. The computerized inventory control system also handles the receipt of shipments from manufacturers, permitting faster access to newly arrived merchandise, as well as the handling of customer return items.

   Orders are generally shipped by United Parcel Service at various tiered rates dependent upon the total dollar value of each customer's order. Other expedited delivery services are available at additional charges. The company utilizes a two-day UPS service at standard rates, enhancing its customer service.

   Merchandise Liquidation

   Liquidations, sales of overstocks and end-of-season merchandise at reduced prices, were approximately 11 percent, 10 percent and 10 percent of net sales in fiscal 1996, 1995 and 1994, respectively. A majority of liquidation sales were made through catalogs and other print media.
   The balance was sold principally through the company's outlet stores.

   Competition

   The company's principal competitors are retail stores, including specialty shops, department stores, and other catalog companies. The company may also face increased competition from other retailers as the number of television shopping channels and the variety of merchandise offered through electronic media increases. The apparel retail business in general is intensely competitive. Lands' End competes principally on
                                                                       7
   the basis of merchandise value (quality and price), its established customer list and customer service, including fast order fulfillment and its unqualified guarantee.

   The company believes that it is one of the leading catalog companies in the U.S. The company attributes the growth in the catalog industry to many factors including customer convenience, widespread use of credit cards, the use of toll-free telephone lines, customers having less time to shop in stores, and purchasing of product on-line through various computer networks. At the same time, the catalog business is subject to uncertainties in the economy, which result in fluctuating levels of overall consumer spending. Due to the lead times required for catalog production and distribution, catalog retailers may not be able to respond as quickly as traditional retailers in an environment of rapidly changing prices.

   Trademarks

   The company uses the trademark of "Lands' End" on product and catalogs. Other trademarks, which are primarily used in the catalog, include "Super-T" shirts, "Squall" jackets and "Drifter" sweaters. With the exception of "Lands' End" and "Coming Home", the company believes that loss or abandonment of any particular trademark would not significantly affect its business.

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

   Employees

   The company believes that its skilled and dedicated workforce is one of its key resources. Employees are not covered by collective bargaining agreements, and the company considers its employee relations to be excellent. As a result of the highly seasonal nature of the company's business, the size of the company's workforce varies, ranging from approximately 5,800 to 7,600 individuals in fiscal 1996. During the peak winter season of fiscal 1996, approximately 3,800 of the company's approximately 7,600 employees were temporary employees.





                                                                       8
   Executive Officers of the Registrant

   The following are the executive officers of the company:

   Michael J. Smith, 35, is President and Chief Executive Officer of the company. In 1983, Mr. Smith entered the employ of the company as a Market Research Analyst, became Circulation Manager of Planning in 1985, and was promoted to Manager of Merchandise Planning and Research in 1988. In 1990, he was named Managing Director of Coming Home and was elected Vice President of that business in 1991. He assumed his present position in December 1994.

   Stephen A. (Chip) Orum, 50, is Executive Vice President and Chief Operating Officer in addition to continuing his responsibilities as Chief Financial Officer of the company. Mr. Orum joined the company as Vice President and Chief Financial Officer in June 1991, and was appointed Senior Vice President and Chief Financial Officer in February 1993. He was promoted to his present position in October 1994. Mr. Orum was employed by Jos. A. Bank Clothiers, Inc. since 1982 in various capacities, reaching the position of Executive Vice President and Chief Financial Officer.

   Mindy C. Meads, 44, resigned as Senior Vice President - Merchandising in March 1996 to accept a position with another company in the retail industry. Ms. Meads had joined Lands' End, Inc., in June 1991, as Vice President-Merchandising of the women's apparel division. Ms. Meads was promoted to Senior Vice President-Merchandising in January 1995. Ms. Meads was employed by The Limited from 1990 through 1991 as Merchandise Manager - Dresses. From 1978 until 1990, Ms. Meads was employed by
   R. H. Macy & Company in various capacities reaching the position of Senior Vice President - Merchandise.

   Francis P. Schaecher, 48, is Senior Vice President - Operations of the company. Mr. Schaecher joined the company in 1982 as Operations Manager. He served as Vice President - Operations from 1983 until 1990, at which time he assumed his present position.

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





                                                                        9

Item 2.  Properties

   The following table sets forth certain information of the company and its subsidiaries relating to their principal facilities as of February 2, 1996. None of these properties is subject to mortgage or collateral assignment.

                                                               Type of
     Location                                                  Interest
     Domestic Properties:
       Wisconsin:
         Warehouses in Dodgeville and Reedsburg                Owned
         Phone centers and offices in Dodgeville,
           Cross Plains, and Reedsburg                         Owned
         Activity Center in Dodgeville                         Owned
         Hangars in Madison and Mineral Point                  Owned
         Outlet stores in Brookfield, Fox Point,
           Madison, Oshkosh, and Dodgeville                    Leased
         Offices in Madison                                    Leased

       Iowa:
         Manufacturing plants in West Union and Elkader        Owned
         Outlet stores in Iowa City and West Des Moines        Leased

       Illinois:
         Outlet stores in Chicago, Evanston, Gurnee,
           Lombard, Niles, Schaumburg, Vernon Hills,
           Champaign, Springfield, and Rockford                Leased

       California:
         Warehouse, phone center, offices, and retail          Leased(1)
           store in Santa Barbara
         Outlet store in Pismo Beach                           Leased(1)

     International Properties:
       United Kingdom:
         Warehouse, phone center, outlet store,                Leased
           and offices in Oakham
       Japan:
         Warehouse in Maebashi                                 Leased
         Offices and phone center in Yokohama                  Leased

  The company believes that its facilities are in good condition, well maintained and suitable for their intended uses. The company will expand its facilities in Japan and the United Kingdom to allow for future growth. Within the next 12 months, telephone operations will be established in Germany, and the company has plans to open additional outlet stores.

  (1)  Leased by The Territory Ahead



                                                                      10
Item 3.  Legal Proceedings

   There are no material legal proceedings presently pending, except for routine litigation incidental to the business, to which the company is a party or of which any of its property is the subject.

Item 4.  Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 2, 1996.










































                                                                       11


                                 PART II.

Item 5.   Market for Registrant's Common Equity and Related
          Shareholder Matters

   Market Information

   The common stock of the company is listed and traded on the New York Stock Exchange. The stock tables in most daily newspapers list the company as "LandsE". Ticker symbol: "LE". See Item 10 "Consolidated Quarterly Analysis" for information on the high and low stock prices of the company's common stock. The closing sales price of the company's stock on the New York Stock Exchange on March 29, 1996, was $17 1/2 per share.

   Shareholders

   As of March 29, 1996, the number of shareholders of record of common stock of the company was 2,776. This number excludes shareholders whose stock is held in nominee or street name by brokers.

   Dividends

   See Item 7 "Liquidity and capital resources" of Management's Discussion and Analysis for the company's decision not to pay cash dividends during fiscal years 1996 and 1995.

   Stock Split

   In May 1994, the company declared a two-for-one split in the company's common stock that was effected as a stock dividend payable on June 15, 1994, to shareholders of record as of May 31, 1994.





















                                                                       12
Item 6.   Selected Consolidated Financial Data

FIVE-YEAR CONSOLIDATED FINANCIAL SUMMARY (unaudited)
(In thousands, except per share data)

                                            Fiscal Year
                           1996       1995      19942     1993     1992
Income statement data:
 Net sales              $1,031,548  $992,106  $869,975  $733,623  $683,427
 Pretax income              50,925    59,663    69,870    54,033    47,492
  Percent of net sales        4.9%      6.0%      8.0%      7.4%      7.0%
 Net income before
  cumulative effect of
  accounting change         30,555    36,096    42,429    33,500    28,732
 Cumulative effect of
  change in accounting           -         -     1,300         -         -
 Net income                 30,555    36,096    43,729    33,500    28,732

Per share of common stock: 1
 Net income per share
  before cumulative
  effect of change in
  accounting                 $0.89     $1.03     $1.18     $0.92     $0.77
 Cumulative effect of
  change in accounting           -         -       .04         -         -
 Net income per share        $0.89     $1.03     $1.22     $0.92     $0.77
 Cash dividends per share        -         -     $0.10     $0.10     $0.10
 Common shares outstanding  33,659    34,826    35,912    36,056    36,944

Balance sheet data:
 Current assets           $222,089  $198,168  $192,276  $137,531  $131,273
 Current liabilities       114,744   102,717    91,049    67,315    74,548
 Property, plant,
  equipment and
  intangibles, net         101,408    99,444    81,554    74,272    74,527
 Total assets              323,497   297,612   273,830   211,803   205,800
 Noncurrent liabilities      7,561     5,767     5,496     5,100     4,620
 Shareholders'
  investment               201,192   189,128   177,285   139,388   126,632
Other data:
 Net working capital      $107,345  $ 95,451  $101,227  $ 70,216  $ 56,725
 Capital expenditures       14,780    27,005    16,958     9,965     5,347
 Depreciation and
  amortization expense      12,456    10,311     8,286     7,900     7,428
 Return on average
  shareholders'
  investment                   16%       20%       28%       25%       23%
 Return on average assets      10%       13%       18%       16%       15%
 Debt/equity ratio               -         -         -         -        1%


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

                                                                        13

Item 7. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth certain items from the company's consolidated statements of operations as a percentage of net sales.

                                           For the period ended
                                February 2,   January 27,      January 28,
                                   1996          1995             1994

Net sales                         100.0%        100.0%           100.0%

Cost of sales                      57.0          57.6             59.1

Gross profit                       43.0          42.4             40.9

Selling, general and
  administrative expenses          38.0          36.0             32.8
Charges from sale of subsidiary     0.2           0.4                -

Income from operations              4.8           6.0              8.1
Interest expense, net              (0.3)         (0.2)               -
Other                               0.4           0.2             (0.1)

Income before income taxes
  and cumulative effect of
  change in accounting              4.9           6.0              8.0
Income tax provision                1.9           2.4              3.1

Net income before cumulative
  effect of change in accounting    3.0           3.6              4.9

Cumulative effect of change in
  accounting for income taxes         -             -              0.1

Net income                          3.0%          3.6%             5.0%





















                                                                          14
FISCAL 1996 COMPARED WITH FISCAL 1995

Net sales for the 53-week year just ended totaled $1.032 billion, compared with $0.992 billion in the prior 52-week year, an increase of 4 percent. Net sales for the first 52 weeks of fiscal 1996 rose 3 percent, compared to fiscal 1995. Sales in the United States from the company's core monthly and prospecting catalogs, which accounted for about two-thirds of total net sales, were lower than the prior year. Sales from the company's international and new businesses accounted for more than the entire rise in sales for the year. During the year, worldwide, catalog mailings were higher than in the prior year, while overall pages mailed were slightly lower. The number of full-price catalogs mailed increased 5 percent to 200 million in fiscal 1996 from 191 million in fiscal 1995.

The company ended the year with inventory of $165 million, down 2 percent from fiscal 1995 ending inventory of $169 million. For the year, the company was able to ship about 90 percent of items ordered by customers at the time the order was placed, compared with 88 percent for fiscal 1995.

Gross profit increased

Gross profit increased 5 percent to $444 million in fiscal 1996, compared with $421 million in fiscal 1995. As a percentage of net sales, gross profit rose to 43.0 percent in fiscal 1996, compared with 42.4 percent in fiscal 1995.
The increase in gross profit margin was mainly due to lower merchandise costs, primarily from improvements in sourcing, as well as from a greater proportion of sales from higher margin businesses. Liquidation of out-of-season and overstocked merchandise was about 11 percent of net sales in fiscal 1996, compared to 10 percent in the prior year.

Costs of inventory purchases increased approximately 1.8 percent in fiscal 1996, compared to 0.1 percent in fiscal 1995.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses rose 10 percent in fiscal 1996 to $392 million, from $358 million in fiscal 1995. As a percentage of sales, SG&A increased to 38.0 percent in fiscal 1996 from 36.0 percent in fiscal 1995. The rise in the SG&A ratio was primarily due to higher paper prices and postal rates and lower sales per catalog mailed in the United States. Those expenses increased about $20 million. The costs of producing and mailing catalogs represented about 43 percent of total SG&A in fiscal 1996 and 41 percent in fiscal 1995. Other operating expenses as a percentage of sales were about the same as last year. While payroll costs were relatively higher, this was mostly offset by lower bonuses and consulting fees.














                                                                          15
Depreciation and amortization expense was up 21 percent from the prior year, to $12.5 million, mainly for computer software and equipment. Rental expense was up 34 percent to total $11.6 million, primarily due to increased computer-related rentals and building rentals.

Utilization of credit lines remained stable

Borrowing under our short-term lines of credit was consistent with last year due to stabilized inventory levels. These funds were mainly used to meet peak inventory requirements. In addition, the company purchased approximately $20 million in treasury stock and spent $15 million in capital expenditures. The company's lines of credit peaked at $104 million in October 1995, compared with a peak of $106 million in the prior year. At February 2, 1996, the company had only short-term debt outstanding for a foreign subsidiary of $9.3 million and no long-term debt outstanding.

Net income decreased

Net income was $30.6 million, down 15 percent from the $36.1 million the company earned in fiscal 1995. Earnings per common share for the year just ended were $0.89, compared with $1.03 per share in the prior year. Net income for the year includes $2.4 million in foreign currency exchange gains, recorded as other income.

As previously reported, during the fourth quarter of fiscal 1996, the company took an after-tax charge to earnings of $1.1 million, or a reduction of $0.03 per share, in connection with the sale of its wholly owned subsidiary, MontBell America, Inc. This is in addition to the after-tax charge of $2.1 million, or a reduction of $0.06 per share, taken as a reserve in the fourth quarter of fiscal 1995 in anticipation of the sale of the subsidiary. Without the effect of these after-tax charges, net income for fiscal 1996 was $31.7 million, or $0.92 per share, compared with $38.2 million, or $1.09 per share, in fiscal 1995.

FISCAL 1995, COMPARED WITH FISCAL 1994

Net sales increased 14 percent to $992 million in fiscal 1995, compared with $870 million in fiscal 1994. The increase was primarily due to improved customer reaction to the catalogs and a 23 percent increase in the number of regular and specialty catalogs mailed from 155 million to 191 million in fiscal 1995. About half of the increase in net sales in fiscal 1995 came from the company's regular monthly catalogs, prospector catalogs, and specialty catalogs in the United States. Specialty catalogs include the Kids catalog, featuring children's clothing; Coming Home, a catalog focusing on products for bed and bath; Beyond Buttondowns, a men's tailored clothing and accessories catalog; and the Textures catalog, featuring tailored clothing for women. In addition, over 30 percent of the sales increase was attributed to the strong sales growth from the company's international businesses as well as from two new businesses, The Territory Ahead and Corporate Sales.










                                                                          16
The company ended fiscal year 1995 with inventory of $169 million, up 13 percent from fiscal 1994 ending inventory of $150 million. Higher inventory levels throughout the year resulted in higher interest expense, but enabled the company to ship nearly 88 percent of items ordered by customers at the time the order was placed, compared with 85 percent for fiscal 1994.

Gross profit increased

Gross profit increased 18 percent to $421 million in fiscal 1995, compared with $356 million in fiscal 1994, primarily due to the 14 percent increase in consolidated net sales, as well as to the increase in gross profit margin. As a percentage of net sales, gross profit rose to 42.4 percent in fiscal 1995, compared with 40.9 percent in fiscal 1994. The increase in gross profit margin was mainly due to lower merchandise costs from improvements in domestic and offshore sourcing, partially offset by steeper markdowns of liquidated merchandise. Liquidation of out-of-season and overstocked merchandise was about 10 percent of net sales in each of the last two years.

Costs on inventory purchases increased approximately 0.1 percent in fiscal 1995, compared with 0.8 percent in fiscal 1994. The impact of inflation continued to be low for the merchandise purchased by the company.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses rose 25 percent in fiscal 1995 to $358 million, from $286 million in fiscal 1994, principally due to the 14 percent increase in net sales. Associated with higher sales were advertising expenses (attributed to customer prospecting and increased catalog mailings), fixed expenses (due to investment spending in international and new businesses), and increased variable expenses (primarily due to higher payroll and shipping and handling costs). The costs of producing and mailing catalogs represented about 41 percent of total SG&A in fiscal 1995 and in fiscal 1994.

As a percentage of sales, SG&A increased to 36.0 percent in fiscal 1995 from
32.8 percent in fiscal 1994. The rise in the SG&A ratio was primarily due to the company's investment spending to develop international and new businesses, to expand customer acquisition programs in anticipation of the 1995 postal rate and paper price increases, to enhance its customer service by offering two-day UPS delivery service, and to upgrade its information systems.

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






                                                                          17

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

The Christmas season is our busiest

The company's business is highly seasonal. The fall/winter season, which the company regards as a five-month period ending in December, includes the peak selling season during the Thanksgiving and Christmas holidays in the company's fourth quarter. In the longer spring/summer season, orders are fewer and the merchandise offered generally has lower unit selling prices than products offered in the fall/winter season. As a result, net sales are usually substantially greater in the fall/winter season, and SG&A as a percentage of net sales is usually higher in the spring/summer season. In addition, as the company continues to refine its marketing efforts by experimenting with the timing of its catalog mailings, quarterly results may fluctuate.

Nearly 40 percent of the company's annual sales came in the final three months (November, December and January) of fiscal years 1996 and 1995. About 85 percent and 65 percent of before-tax profit was realized in the same three months of fiscal 1996 and 1995, respectively.

Liquidity and capital resources

To date, the bulk of the company's working capital needs have been met through funds generated from operations and from short-term bank loans. The company's principal need for working capital has been to meet peak inventory requirements associated with its seasonal sales pattern. In addition, the company's resources have been used to purchase treasury stock and make asset additions.

During fiscal 1995, the board of directors evaluated its dividend practice whereby it had paid annual dividends. Given the company's intent to buy back additional shares, the board determined that the current dividend practice was no longer desirable, and payment of a cash dividend is not planned for the foreseeable future.

The company continues to explore investment opportunities arising from the expansion of its international businesses and the development of new businesses. While this investment spending has had some negative impact on earnings, it is not expected to have a material effect on liquidity.







                                                                          18
At February 2, 1996, the company had unsecured domestic credit facilities totaling $110 million, all of which was unused. The company also maintains foreign credit lines for use in foreign operations totaling the equivalent of approximately $19 million, of which $9.3 million was used at February 2, 1996. The company has a separate $20 million bank facility available to fund treasury stock purchases and capital expenditures. This facility runs through December 31, 1996.

Since June 1989, the company's board of directors has authorized the company from time to time to purchase a total of 8.2 million shares of treasury stock, of which 1.3 million, 1.4 million, and 0.1 million shares have been purchased in the fiscal years ended February 2, 1996, January 27, 1995, and January 28, 1994, respectively. The total cost of the purchases was $20.0 million, $28.0 million, and $2.9 million for fiscal 1996, 1995 and 1994, respectively. There is a balance of 0.7 million shares available to the company to purchase as of February 2, 1996.

Capital investment

Capital investment was about $15 million in fiscal 1996. Major projects included new computer hardware and software, leasehold improvements for new retail stores and material handling equipment.

In the coming year, the company plans to invest about $16 million in capital improvements. Major projects will include new computer hardware and software, material handling equipment and leasehold improvements for new retail stores. The company believes that its cash flow from operations and borrowings under its current credit facilities will provide adequate resources to meet its capital requirements and operational needs for the foreseeable future.

Possible future changes

A 1992 Supreme Court decision confirmed that the Commerce Clause of the United States Constitution prevents a state from requiring the collection of its use tax by a mail order company unless the company has a physical presence in the state. However, there continues to be uncertainty due to inconsistent application of the Supreme Court decision by state and federal courts. The company attempts to conduct its operations in compliance with its interpretation of the applicable legal standard, but there can be no assurance that such compliance will not be challenged.

In recent challenges, various states have sought to require companies to begin collection of use taxes and/or pay taxes from previous sales. The company has not received assessments from any state.

The Supreme Court decision also established that Congress has the power to enact legislation which would permit states to require collection of use taxes by mail order companies. Congress has from time to time considered proposals for such legislation. The company anticipates that any legislative change, if adopted, would be applied only on a prospective basis.

The possible future changes discussed above are forward looking, subject to numerous uncertainties and accordingly, not necessarily indicative of actual future results.





                                                                          19

Item 8.  Consolidated Financial Statements and Supplementary Data

Consolidated Statements of Operations
Lands' End, Inc. & Subsidiaries
(In thousands, except per share data)
                                                  For the period ended
                                        February 2,  January 27,  January 28,
                                           1996         1995          1994

Net sales                               $1,031,548    $992,106      $869,975

  Cost of sales                            588,017     571,265       514,052

Gross profit                               443,531     420,841       355,923

  Selling, general and
    administrative expenses                392,484     357,516       285,513
  Charges from sale of subsidiary            1,882       3,500             -

Income from operations                      49,165      59,825        70,410

Other income (expense):
  Interest expense                          (2,771)     (1,769)         (359)
  Interest income                              253         307           346
  Other                                      4,278       1,300          (527)

  Total other income (expense), net          1,760        (162)         (540)

Income before income taxes
  and cumulative effect of
  change in accounting                      50,925      59,663        69,870
Income tax provision                        20,370      23,567        27,441

Net income before
  cumulative effect of
  change in accounting                      30,555      36,096        42,429
Cumulative effect of
  change in accounting
  for income taxes                               -           -         1,300

Net income                              $   30,555    $ 36,096      $ 43,729

Net income per share
  before cumulative effect
  of change in accounting               $     0.89    $   1.03      $   1.18
Cumulative per share effect
 of change in accounting                         -           -          0.04

Net income per share                    $     0.89    $   1.03      $   1.22

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.



                                                                          20

Consolidated Balance Sheets
Lands' End, Inc. & Subsidiaries
(In thousands)                                       February 2,  January 27,
                                                        1996         1995
Assets
Current assets:
  Cash and cash equivalents                           $ 17,176     $  5,426
  Receivables                                            8,064        4,459
  Inventory                                            164,816      168,652
  Prepaid advertising                                   15,824        7,506
  Other prepaid expenses                                 5,295        3,713
  Deferred income tax benefits                          10,914        8,412
Total current assets                                   222,089      198,168

Property, plant and equipment, at cost:
  Land and buildings                                    72,248       69,798
  Fixtures and equipment                                83,880       74,745
  Leasehold improvements                                 2,912        1,862
Total property, plant and equipment                    159,040      146,405
  Less-accumulated depreciation and amortization        60,055       49,414
Property, plant and equipment, net                      98,985       96,991
Intangibles, net                                         2,423        2,453
Total assets                                          $323,497     $297,612

Liabilities and shareholders' investment
Current liabilities:
  Lines of credit                                     $  9,319     $  7,539
  Accounts payable                                      62,380       52,762
  Reserve for returns                                    4,555        5,011
  Accrued liabilities                                   23,751       25,959
  Accrued profit sharing                                 1,483        1,679
  Income taxes payable                                  13,256        9,727
  Current maturities of long-term debt                       -           40
Total current liabilities                              114,744      102,717

Deferred income taxes                                    7,212        5,379
Long-term liabilities                                      349          388

Shareholders' investment:
  Common stock, 40,221 shares issued                       402          402
  Donated capital                                        8,400        8,400
  Additional paid-in capital                            26,165       25,817
  Deferred compensation                                 (1,193)      (1,421)
  Currency translation adjustments                         360          284
  Retained earnings                                    260,109      229,554
  Treasury stock, 6,561 and 5,395
    shares at cost, respectively                       (93,051)     (73,908)
Total shareholders' investment                         201,192      189,128
Total liabilities and shareholders' investment        $323,497     $297,612

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.







                                                                          21

Consolidated Statement of Shareholders' Investment
Lands' End, Inc. & Subsidiaries
(In thousands)
                                              For the period ended
                                   Feb. 2, 1996   Jan. 27, 1995  Jan. 28, 1994
Common Stock
  Beginning balance                   $    402       $    201      $    201
  Two-for-one stock split                    -            201             -
  Ending balance                      $    402       $    402      $    201

Donated Capital Balance               $  8,400       $  8,400      $  8,400

Additional Paid-in Capital
  Beginning balance                   $ 25,817       $ 24,888      $ 24,857
  Tax benefit of stock
   options exercised                       348          1,130            31
  Two-for-one stock split                    -           (201)            -
  Ending balance                      $ 26,165       $ 25,817      $ 24,888

Deferred Compensation
  Beginning balance                   $ (1,421)      $ (2,001)     $ (1,680)
  Issuance of treasury stock                 -              -          (564)
  Amortization of deferred
   compensation                            228            580           243
  Ending balance                      $ (1,193)      $ (1,421)     $ (2,001)

Foreign Currency Translation
  Beginning balance                   $    284       $    246      $      -
  Adjustment for the year                   76             38           246
  Ending balance                      $    360       $    284      $    246

Retained Earnings
  Beginning balance                   $229,554       $193,460      $153,324
  Net income                            30,555         36,096        43,729
  Cash dividends paid                        -              -        (3,592)
  Issuance of treasury stock                 -             (2)           (1)
  Ending balance                      $260,109       $229,554      $193,460

Treasury Stock
  Beginning balance                   $(73,908)      $(47,909)     $(45,714)
  Purchase of treasury stock           (20,001)       (27,979)       (2,861)
  Issuance of treasury stock               858          1,980           666
  Ending balance                      $(93,051)      $(73,908)     $(47,909)

Total Shareholders' Investment        $201,192       $189,128      $177,285

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.











                                                                          22
Consolidated Statements of Cash Flows
Lands' End, Inc. & Subsidiaries
(In thousands)                                   Feb. 2,   Jan. 27,  Jan. 28,
                                                  1996       1995      1994
Cash flows from operating activities:
  Net income before cumulative effect
    of change in accounting                     $ 30,555   $ 36,096  $ 42,429
  Adjustments to reconcile net income to net
    cash flows from operating activities-
    Depreciation and amortization                 12,456     10,311     8,286
    Deferred compensation expense                    228        580       243
    Deferred income taxes                           (669)    (2,645)   (1,684)
    Loss on disposal of fixed assets               1,544        901       684
    Changes in assets and liabilities excluding the
      effects of acquisitions and divestitures:
      Receivables                                 (4,888)      (264)   (3,179)
      Inventory                                    1,423    (16,544)  (41,769)
      Prepaid advertising                         (8,318)      (580)   (2,504)
      Other prepaid expenses                      (1,611)     1,177    (3,211)
      Accounts payable                             9,618     (2,093)   16,765
      Reserve for returns                           (456)     1,104       (98)
      Accrued liabilities                         (2,208)     8,509     3,701
      Accrued profit sharing                        (196)      (597)      642
      Income taxes payable                         3,877     (1,671)    1,601
    Other                                             37        177       502
Net cash flows from operating activities          41,392     34,461    22,408

Cash flows from investing activities:
  Cash paid for capital additions and
    businesses acquired                          (13,904)   (32,102)  (17,321)
  Proceeds from divestiture                        1,665          -         -
Net cash flows used for investing activities     (12,239)   (32,102)  (17,321)

Cash flows from financing activities:
  Proceeds from short-term and long-term debt      1,780      7,539        80
  Payment of long-term debt                          (40)       (40)        -
  Purchases of treasury stock                    (20,001)   (27,979)   (2,861)
  Issuance of treasury stock                         858      1,978       101
  Cash dividends paid                                  -          -    (3,592)
Net cash flows used for financing activities     (17,403)   (18,502)   (6,272)

Net increase (decrease) in cash
  and cash equivalents                            11,750    (16,143)   (1,185)

Beginning cash and cash equivalents                5,426     21,569    22,754

Ending cash and cash equivalents                $ 17,176   $  5,426  $ 21,569

Supplemental cash flow disclosures:
  Interest paid                                 $  2,833   $  2,828  $    364
  Income taxes paid                               16,896     27,595    27,475

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.





                                                                          23
Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

Note 1. Summary of significant accounting policies

    Nature of business

    Lands' End, Inc., (the company) is a direct marketer of traditionally styled apparel, domestics (primarily bedding and bath items), soft luggage, and other products. The company's primary market is the United States, and other markets include the Pacific Basin area, Europe and Canada.

    Use of estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

    Principles of consolidation

    The consolidated financial statements include the accounts of the company and its subsidiaries after elimination of intercompany accounts and transactions.

    Year-end

    The company's fiscal year is comprised of 52-53 weeks ending on the Friday closest to January 31. Fiscal 1996 was a 53-week year that ended on February 2, 1996. The additional week was added in the fourth quarter of fiscal 1996. Fiscal 1995 ended on January 27, 1995, and fiscal 1994 ended on January 28, 1994.

    Fair values of financial instruments

    The fair value of financial instruments does not materially differ from their carrying values.

    Inventory

    Inventory, primarily merchandise held for sale, is stated at last-in, first-out (LIFO) cost, which is lower than market. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventory would have been approximately $22.4 million and $18.9 million higher than reported at February 2, 1996, and January 27, 1995, respectively.

Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

    Advertising

    The company expenses the costs of advertising for magazines, television, radio, and other media the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits.

    Direct-response advertising consists primarily of catalog production and mailing costs that have not yet been fully amortized over the expected revenue stream, which is within three months from the date catalogs are mailed.

    Advertising costs reported as prepaid assets were $15.8 million and $7.5 million as of February 2, 1996, and January 27, 1995, respectively. Advertising expense was $188.3 million, $162.0 million and $131.5 million reported for fiscal years ended February 2, 1996, January 27, 1995, and January 28, 1994, respectively.

    Depreciation

    Depreciation expense is calculated using the straight-line method over the estimated useful lives of the assets, which are 20 to 30 years for buildings and land improvements and five to 10 years for leasehold improvements and furniture, fixtures, equipment, and software. The company provides one-half year of depreciation in the year of addition and retirement.

    Intangibles

    Intangible assets consist primarily of goodwill which is being amortized over 40 years on a straight-line basis. Other intangibles are amortized up to a period of five years. Total accumulated amortization of these intangibles was $0.4 million and $0.3 million at February 2, 1996, and January 27, 1995, respectively.

    Net income per share

    Net income per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. The weighted average common shares outstanding were 34.2 million, 35.2 million and 35.9 million for fiscal years 1996, 1995 and 1994, respectively. Common stock equivalents include awards, grants and stock options which have been issued by the company. The common stock equivalents do not significantly dilute basic earnings per share.

    Reserve for losses on customer returns

    At the time of sale, the company provides a reserve equal to the gross profit on projected merchandise returns, based on its prior returns experience.

Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

    Financial instruments with off-balance-sheet risk

    The company is party to financial instruments with off-balance-sheet risk in the normal course of business to reduce its exposure to fluctuations in foreign currency exchange rates and to meet financing needs.

    The company enters into forward exchange contracts to hedge anticipated foreign currency transactions during the upcoming seasons. The purpose of the company's foreign currency hedging activities is to protect the company from the risk that the eventual dollar cash flows resulting from these transactions will be adversely affected by changes in exchange rates. At February 2, 1996, the company had forward exchange contracts, maturing through January 1997, to sell approximately 1.8 billion Japanese yen and 3.0 million British pounds and to purchase approximately 2.2 million Canadian dollars. The gains and losses on the outstanding forward exchange contracts are reflected in the financial statements in the period in which the currency fluctuation occurs.

    The company also uses import letters of credit to purchase foreign-sourced merchandise. The letters of credit are primarily U.S. dollar-denominated and are issued through third-party financial institutions to guarantee payment for such merchandise within agreed upon-time periods. At February 2, 1996, the company had outstanding letters of credit of approximately $20.0 million, all of which had expiration dates of less than one year.

    The counterparties to the financial instruments discussed above are primarily two large financial institutions; management believes the risk of counterparty nonperformance on these financial instruments is not significant.

    Foreign currency and transactions

    Financial statements of the foreign subsidiaries are translated into U.S. dollars in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 52. Translation adjustments are accumulated in a separate component of stockholder's equity. Foreign currency transaction gains reflected on the Consolidated Statements of Operations were $4.1 million and $0.8 million in fiscal 1996 and 1995, respectively. Foreign currency gains and losses for fiscal
    1994 were not material.

    Postretirement benefits

    The company does not currently provide any postretirement benefits for employees other than profit sharing and a 401(k) plan (see Note 7).

    Reclassifications

    Certain financial statement amounts have been reclassified to be consistent with the fiscal 1996 presentation.

Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

Accounting standards

    In 1995, Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," was issued. The company will adopt SFAS
    No. 121 during the first quarter of 1997. The company does not anticipate that adoption of this standard will have a material impact on the consolidated financial statements.

Note 2.  Shareholders' investment

    Two-for-one stock split

    In May 1994, the company declared a two-for-one split (effected as a stock dividend) in the company's common stock. The stock split resulted in an increase in the stated capital of the company from $201,103 to $402,206 with a corresponding reduction in paid-in capital. All share data reflects the May 1994 two-for-one stock split.

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

    Treasury stock

    The company's board of directors has authorized the purchase of a total of
    8.2 million shares of the company's common stock.  A total of 7.5 million,
    6.2 million and 4.8 million shares had been purchased as of February 2, 1996, January 27, 1995, and January 28, 1994, respectively.

    Treasury stock summary:                For the period ended
                               Feb. 2, 1996   Jan. 27, 1995   Jan. 28, 1994

     Beginning balance           5,394,972       2,154,235       2,082,035
       Two-for-one stock split           -       2,154,235               -
       Purchase of stock         1,282,326       1,380,502          89,800
       Issuance of stock          (116,000)       (294,000)        (17,600)

     Ending Balance              6,561,298       5,394,972       2,154,235

Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

Stock awards and grants

    The company has a restricted stock award plan. Under the provisions of the plan, a committee of the company's board of directors may award shares of the company's common stock to its officers and key employees. Such shares vest over a 10-year period on a straight-line basis from the date of the award.

    In addition, the company granted shares of its common stock to individuals as an inducement to enter the employ of the company.

    The following table reflects the activity under the stock award and stock grant plans:

                                             Awards       Grants
      Balance at January 29, 1993            141,320      12,000
        Granted                               27,200           -
        Forfeited                             (3,600)          -
        Vested                               (15,760)     (2,000)
      Balance at January 28, 1994            149,160      10,000
        Granted                                    -           -
        Forfeited                            (15,940)    (10,000)
        Vested                               (17,860)          -
      Balance at January 27, 1995            115,360           -
        Granted                                    -           -
        Forfeited                             (2,700)          -
        Vested                               (15,980)          -
      Balance at February 2, 1996             96,680           -

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

Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

    Activity under the stock option plan is as follows:
                                                     Average
                                                     Exercise   Exercisable
                                           Options     Price      Options

      Balance at January 29, 1993        1,060,000    $ 9.81      216,000
        Granted                            637,200    $19.12
        Exercised                           (8,000)   $12.69
      Balance at January 28, 1994        1,689,200    $13.31      340,000
        Granted                                  -         -
        Exercised                         (294,000)   $ 6.72
        Forfeited                         (928,800)   $15.27
      Balance at January 27, 1995          466,400    $13.56      195,480
        Granted                            342,100    $16.50
        Exercised                         (116,000)   $ 7.40
        Forfeited                          (70,800)   $17.55
      Balance at February 2, 1996          621,700    $15.87      150,240

    The above options vest over a five year period from the date of grant. The outstanding options expire as follows:

                      2001    -     72,000
                      2002    -     40,000
                      2003    -    181,600
                      2005    -    328,100
                                   621,700

    In 1995, the Financial Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based employee compensation. The company plans to adopt the disclosure requirements of this statement, and to continue to apply the accounting provisions of Accounting Principles Board Opinion No. 25 to stock-based employee compensation arrangements, as is allowed by the statement. The disclosure will be adopted effective with the fiscal 1997 financial statements.

Note 3.  Income taxes

    Effective January 30, 1993, the company adopted SFAS No. 109, "Accounting for Income Taxes". The cumulative effect of adopting the standard was recorded as a change in accounting principle in the first quarter of fiscal 1994 with an increase to net income of $1.3 million or $0.04 per common share.

Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

    The components of the provision for income taxes for each of the periods presented is as follows (in thousands):

                                     Period ended,
                     February 2,       January 27,      January 28,
                        1996              1995             1994
      Current:
        Federal       $ 17,996          $ 22,154          $ 24,607
        State            3,043             4,058             4,518
      Deferred            (669)           (2,645)           (1,684)

                      $ 20,370          $ 23,567          $ 27,441


     The difference between income taxes at the statutory federal income tax rate of 35 percent and income tax reported in the statements of operations is as follows (in thousands):

                                               Period ended,
                                  February 2,    January 27,    January 28,
                                     1996           1995           1994

     Tax at statutory
       federal tax rate            $ 17,825        $ 20,882       $ 24,421
     State income taxes,
       net of federal benefit         2,018           2,156          2,818
     Other                              527             529            202

                                   $ 20,370        $ 23,567       $ 27,441

    Temporary differences which give rise to deferred tax assets and liabilities as of February 2, 1996, and January 27, 1995, are as follows (in thousands):

                                  Feb. 2, 1996   Jan. 27, 1995
    Deferred tax assets:
        Catalog advertising         $ (1,415)       $ (1,539)
        Inventory                      8,602           7,052
        Employee benefits              1,918           1,243
        Reserve for returns            1,822           1,406
        Other                            (13)            250

          Total                     $ 10,914        $  8,412

    Deferred tax liabilities:
        Depreciation                   7,980           5,379
        Foreign operating
          loss carryforwards            (527)           (807)
        Valuation allowance              527             807
        Other                           (768)              -

          Total                     $  7,212        $  5,379




                                                                          30
Notes to Consolidated Financial Statements
Lands' End, Inc., & Subsidiaries

    The valuation allowance required under SFAS No. 109 has been established for the deferred income tax benefits related to certain subsidiary loss carryforwards, which management currently estimates may not be realized. These carryforwards do not expire.

Note 4.  Lines of credit

    The company has unsecured domestic lines of credit with various U.S. banks totaling $110 million. There were no amounts outstanding at February 2, 1996, and January 27, 1995.

    In addition, the company has unsecured lines of credit with foreign banks totaling the equivalent of $19 million for a wholly owned foreign subsidiary. There was $9.3 million outstanding at February 2, 1996, at interest rates averaging 1.6 percent.

Note 5.  Long-term debt

    There was no long-term debt as of February 2, 1996, and January 27, 1995.

    The company has an agreement which expires December 31, 1996, with a bank for a $20 million credit facility available to fund treasury stock purchases and capital expenditures. As of February 2, 1996, the company was in compliance with lending conditions and covenants related to this debt facility.

Note 6.  Leases

    The company leases store and office space and equipment under various leasing arrangements. The leases are accounted for as operating leases. Total rental expense under these leases was $11.6 million, $8.6 million and $7.3 million for the years ended February 2, 1996, January 27, 1995, and January 28, 1994, respectively.

    Total future fiscal year commitments under these leases as of February 2, 1996, are as follows (in thousands):

                      1997        $ 10,322
                      1998           7,905
                      1999           5,368
                      2000           3,940
                      2001           2,393
                      After 2001     5,136

                                  $ 35,064

Note 7.  Retirement plan

    The company has a retirement plan which covers most regular employees and provides for annual contributions at the discretion of the board of directors. Also included in the plan is a 401(k) feature that allows employees to make contributions, and the company matches a portion of those contributions. Total expense provided under this plan was $3.2 million, $3.5 million and $3.7 million for the years ended February 2, 1996, January 27, 1995, and January 28, 1994, respectively.

                                                                          31

Notes to Consolidated Financial Statements
Lands' End, Inc., & Subsidiaries

    As of October 1, 1995, the "Lands' End, Inc. Retirement Plan" was amended to allow certain participants to invest their elective contributions, employer matching contributions and profit sharing contributions in a "Lands' End, Inc. Stock Fund" established primarily for investing in common stock of the company at the fair market value.

Note 8.  Acquisitions and divestiture

    In July 1994, the company formed a wholly owned subsidiary that acquired the marketing rights and assets of MontBell America, Inc., which designs, develops and distributes premier technical outdoor clothing and equipment through the wholesale channel to outdoor specialty stores, primarily in the United States.

    During the fourth quarter of fiscal 1996, the company sold the marketing rights and assets of MontBell America, Inc., to a wholly owned subsidiary of Outdoor Industry Group, Inc., of San Francisco. In connection with this sale, the company has taken an after-tax charge to earnings of $1.1 million in fiscal year 1996. This is in addition to the after-tax charge of $2.1 million taken as a reserve in January of fiscal 1995 in anticipation of the sale.

    In March 1993, the company purchased a majority interest in The Territory Ahead, a catalog company that offers private label sportswear, accessories and luggage. Beginning in 2003, the minority shareholders have the option to require the company to purchase their shares, and the company will have the option to require the minority shareholders to sell their shares in The Territory Ahead. The price per share would be based on the fair market value of The Territory Ahead.

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

Note 9.  Sales and use tax

    A 1992 Supreme Court decision confirmed that the Commerce Clause of the United States Constitution prevents a state from requiring the collection of its use tax by a mail order company unless the company has a physical presence in the state. However, there continues to be uncertainty due to inconsistent application of the Supreme Court decision by state and federal courts. The company attempts to conduct its operations in compliance with its interpretation of the applicable legal standard, but there can be no assurance that such compliance will not be challenged.

    In recent challenges various states have sought to require companies to begin collection of use taxes and/or pay taxes from previous sales. The company has not received assessment from any state. The amount of potential assessments, if any, cannot be reasonably estimated.



                                                                          32
Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

    The Supreme Court decision also established that Congress has the power to enact legislation which would permit states to require collection of use taxes by mail order companies. Congress has from time to time considered proposals for such legislation. The company anticipates that any legislative change, if adopted, would be applied only on a prospective basis.

Note 10.  Consolidated Quarterly Analysis (unaudited)

(In thousands, except per share data)
                                           Fiscal 1996

                             1st Qtr    2nd Qtr    3rd Qtr    4th Qtr


Net Sales                   $207,122   $189,064   $235,887   $399,475
Gross profit                  90,677     82,069     98,991    171,794
Pretax income                  2,192      2,813      2,941     42,979
Net income                  $  1,307   $  1,695   $  1,766   $ 25,787
Net income per share        $   0.04   $   0.05   $   0.05   $   0.77
Common shares outstanding     34,686     34,536     33,784     33,659
Market price of shares
     outstanding:
  - market high               19 1/2    17          17 3/4     15 1/2
  - market low                15        14 5/8      14 3/8     12 7/8


                                           Fiscal 1995

                             1st Qtr    2nd Qtr    3rd Qtr    4th Qtr


Net sales                   $187,012   $179,833   $246,209   $379,052
Gross profit                  79,230     76,731     99,512    165,368
Pretax income                  8,058      5,651      6,331     39,623
Net income                     4,878      3,413      3,833     23,972
Net income per share        $   0.14   $   0.10   $   0.11   $   0.69
Common shares outstanding     35,791     34,893     34,879     34,875
Market price of shares
     outstanding:
  - market high               27 3/4    24 1/16     20 1/2     19
  - market low                22 5/8    17 3/8      16 7/8     13

The unaudited quarterly financial data above has been restated from the company's previously filed Forms 10-K and 10-Q to reflect certain reclassifications from selling, general and administrative expenses to cost of sales.









                                                                          33
RESPONSIBILITY FOR CONSOLIDATED FINANCIAL STATEMENTS

The management of Lands' End, Inc. and its subsidiaries has the responsibility for preparing the accompanying financial statements and for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles applied on a consistent basis. The consolidated financial statements include amounts that are based on management's best estimates and judgments. Management also prepared the other information in the annual report and is responsible for its accuracy and consistency with the consolidated financial statements.

The company's consolidated financial statements have been audited by Arthur Andersen LLP, independent certified public accountants. Management has made available to Arthur Andersen LLP all the company's financial records and related data, as well as the minutes of shareholders' and directors' meetings. Furthermore, management believes that all representations made to Arthur Andersen LLP during its audit were valid and appropriate.

Management of the company has established and maintains a system of internal control that provides for appropriate division of responsibility, reasonable assurance as to the integrity and reliability of the consolidated financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting, and the maintenance of an active program of internal audits. Management believes that, as of February 2, 1996, the company's system of internal control is adequate to accomplish the objectives discussed herein.

Two directors of the company, not members of management, serve as the audit committee of the board of directors and are the principal means through which the board supervises the performance of the financial reporting duties of management. The audit committee meets with management, the internal audit staff and the company's independent auditors to review the results of the audits of the company and to discuss plans for future audits. At these meetings, the audit committee also meets privately with the internal audit staff and the independent auditors to assure its free access to them.



/s/  MICHAEL J. SMITH                   /s/  STEPHEN A. ORUM
     Michael J. Smith                        Stephen A. Orum
     Chief Executive Officer                 Chief Financial Officer


















                                                                          34
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Lands' End, Inc.:

We have audited the accompanying consolidated balance sheets of Lands' End, Inc. (a Delaware corporation) and its subsidiaries as of February 2, 1996, and January 27, 1995, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the three years in the period ended February 2, 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lands' End, Inc. and subsidiaries as of February 2, 1996, and January 27, 1995, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 1996, in conformity with generally accepted accounting principles.

As explained in Note 3 to the consolidated financial statements, effective January 30, 1993, the company changed its method of accounting for income taxes.



/s/  ARTHUR ANDERSEN LLP
     Milwaukee, Wisconsin
     March 8, 1996




Item 9. Changes in and Disagreements on Accounting and Consolidated Financial Disclosure

    The company has had no change in, or disagreements with, its independent certified public accountants on accounting and financial disclosure.











                                                                          35
                                 Part III

Item 10.  Directors and Executive Officers of the Registrant

    The information required by this item with respect to directors of the company is incorporated herein by reference to pages 2 through 5 of the Lands' End, Inc. Notice of 1996 Annual Meeting and Proxy Statement dated April 22, 1996 (the "Proxy Statement").

    The information required by this item with respect to executive officers of the company is included on page 9 in Part I of this Form 10-K report.

Item 11.  Executive Compensation

    The information required by this item is incorporated herein by reference to pages 5 through 10 of the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    The information required by this item is incorporated herein by reference to page 12 of the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

    The information required by this item is incorporated herein by reference to pages 4 and 5 of the Proxy Statement.
































                                                                          36
                                 PART IV.

Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K

          (a)  1.  Consolidated Financial Statements
                     See index on page 2.

               2.  Exhibits

                  Table                                             Exhibit
                  Number                Description                 Number
                  ------                -----------                 -------

                   (10)     Sixth Amendment to Loan Agreement          1
                              between the company and the
                              American National Bank and Trust
                              Company of Chicago, dated
                              December 6, 1995

                   (11)     Statement of recomputation of
                              earnings per share                       2

                   (23)     Consent of Arthur Andersen LLP             3


          (b)   Reports on Form 8-K

                There were no reports filed on Form 8-K during the three-month period ended February 2, 1996.





























                                                                     37
                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 1996.


                                            LANDS' END, INC.

                                    By /s/  STEPHEN A. ORUM
                                            ---------------------------
                                            Stephen A. Orum
                                            Executive Vice President,
                                            Chief Operating Officer and
                                            Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities shown, as of April 29, 1996.

/s/  GARY C. COMER          Chairman of the Board and Director
- ---------------------------
     Gary C. Comer


/s/  RICHARD C. ANDERSON    Vice Chairman of the Board and Director
- ---------------------------
     Richard C. Anderson


/s/  MICHAEL J. SMITH       President and Chief Executive Officer
- ---------------------------
     Michael J. Smith


/s/  JOHN N. LATTER         Director
- ---------------------------
     John N. Latter


/s/  DAVID B. HELLER        Director
- ---------------------------
     David B. Heller


/s/  HOWARD G. KRANE        Director
- ---------------------------
     Howard G. Krane










                                                                        38


   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTARY SCHEDULE


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the Lands' End, Inc. annual report to shareholders included in this Form 10-K, and have issued our report thereon dated March 8, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule on page 40 of this Form 10-K is the responsibility of the company's management and is presented for purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.





/s/  ARTHUR ANDERSEN LLP
     Milwaukee, Wisconsin
     March 8, 1996


































                                                                          39

                      LANDS' END, INC. & SUBSIDIARIES
                                SCHEDULE II
                     VALUATION AND QUALIFYING ACCOUNTS
                          (Dollars in thousands)

                               Balance,   Amounts     Write-Offs   Balance,
                               Beginning  Charged to   Against     End of
                               of Period  Net Income   Reserve     Period
                               ---------  ----------   -------     ------
Reserve for Returns:

Year Ended February 2, 1996     $ 5,011    $145,626    $146,082    $  4,555
                                =======    ========   =========    ========

Year Ended January 27, 1995     $ 3,907    $148,643    $147,539    $  5,011
                                =======    ========    ========    ========

Year Ended January 28, 1994     $ 4,005    $117,449    $117,547    $  3,907
                                =======    ========    ========    ========








































                                                                         40
                LIST OF DOCUMENTS INCORPORATED BY REFERENCE


In addition to the exhibits filed with this report, the exhibits listed below have been heretofore filed with the Securities and Exchange
Commission as exhibits to the company's registration statement on Form S-8 (File No. 033-63461) and on Form S-1 (File No. 33-08217) or to other filings with the Commission and are incorporated herein as exhibits by reference, pursuant to Rule 24 of the SEC Rules of Practice. The exhibit number of the document so filed is stated next to the description of such exhibit. The file number for all other documents is 1-9769.

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
                                                                     1993

      (4)    Equity Instrument and Agreements relating
                  to Debt Obligations:

             Form of Stock Certificate to evidence the         1     10-Q
                  Common stock.                                    Aug 1990

             First Amendment to the Lands' End                 2     S-8
                  Retirement Plan                                  Oct 1995

      (10)   Material Contracts:

             Form of letter from bank approving the            7     10-K
                  company's unsecured line of credit                 1992
                  and corresponding note.

             Term Loan Note and Loan Agreement between        11     10-Q
                  the company and the American National            Aug 1990
                  Bank and Trust Company of Chicago.

             Fifth Amendment to Loan Agreement between the     2     10-Q
                  company and the American National Bank           Oct 1994
                  and Trust Company of Chicago, dated
                  November 22, 1994







                                                                          41
                            Description                     Exhibit  Doc
  Number                     of Item                        Number   Desc
  ------                    -----------                     -------  -----

   (10)     Buying Agreement between the company and           7     10-Q
                 the European Buying Agency, Ltd.                  Nov 1990

            Salaried Incentive Bonus Plan                      9     S-1

            Second Amended and Restated 1989                  12     10-Q
                 Restricted Stock Plan of the company              Nov 1991

            Stock Option Plan of the company                   1     10-K
                                                                     1995

            Amended and Restated Retirement Plan,              3     10-K
                 dated February 1, 1992                              1994

            Form of Director Deferred Compensation             1     10-Q
                 Agreement                                         July 1995







































                                                                        42




                                                               Exhibit 10.1

SIXTH AMENDMENT TO LOAN AGREEMENT

     THIS SIXTH AMENDMENT ("Amendment") is entered into as of this 6th day of December 1995, by and between Lands' End, Inc. ("Borrower"), and AMERICAN NATIONAL BANK AND TRUST COMPANY OF CHICAGO ("Bank").

     WHEREAS, Borrower executed in favor of Bank a Loan Agreement dated July 19, 1990, in exchange for Bank's agreement to lend monies to Borrower (the "Loan Agreement"), which Loan Agreement has been amended by a First Amendment to Loan Agreement dated as of June 1, 1991, a Second Amendment to Loan Agreement dated as of January 27, 1992, a Third Amendment to Loan Agreement dated as of December 11, 1992, a Fourth Amendment to Loan Agreement dated as of December 1, 1993, a Fifth Amendment dated as of November 22, 1994 (said Loan Agreement and Amendments herein referred to as the "Loan Agreement"); and

     WHEREAS, the Bank and Borrower wish to extend the time within which disbursement of the Term Loan may be made; and

     WHEREAS, the parties hereto desire and have agreed to enter into this Amendment in order to amend certain terms of the Loan Agreement; and

     NOW, THEREFORE, in consideration of the above recitals, the mutual promises and agreements of the parties set forth herein and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree to amend the Loan Agreement as follows:

     1. Extension of Final Disbursement Date. The Final Disbursement Date under the Loan Agreement is hereby extended to December 31, 1996.

     2. Amendment to Section 5.16. Section 5.16 of the Loan Agreement is hereby amended to read in its entirety as follows:

         On the last day of each of the Borrower's fiscal years, the Borrower's ratio of Consolidated Liabilities (exclusive of Subordinated Debt) to Consolidated Tangible Net Worth shall not exceed 0.85 to 1.0.

     3. This Amendment shall be incorporated into and made a part of the Loan Agreement and all other related loan documents executed by Borrower.

     4. All terms and provisions of the Loan Agreement and all other related loan documents between Borrower and Bank, except as expressly modified herein, shall continue in full force and effect, and Borrower hereby confirms each and every one of its obligations under the Loan Agreement as amended herein.

     5. This Amendment shall be governed by, and construed in accordance with, the internal laws of the State of Illinois.

     6. This Amendment shall inure to the benefit of Bank's successors and assigns, and shall be binding upon Borrower's successors and assigns.




     IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the day and year first written above.


                                   LANDS' END, INC., a Delaware corporation




                                   By:   MICHAEL L. KRENTZ

                                   Its:  Treasurer


ACCEPTED BY:

AMERICAN NATIONAL BANK AND TRUST
COMPANY OF CHICAGO



By:   WILLIAM D. RYAN

Its:  Second Vice President


































                                                             Exhibit 11.2
                     COMPUTATION OF EARNINGS PER SHARE

                     LANDS' END, INC. AND SUBSIDIARIES
                     COMPUTATION OF EARNINGS PER SHARE
                 (In thousands, except per share amounts)

                                  Three Months Ended    Twelve Months Ended
                                  Feb. 2,    Jan. 27,   Feb. 2,    Jan. 27,
                                    1996       1995       1996       1995

Net income                        $25,787    $23,972    $30,555    $36,096

Average shares of common stock
  outstanding during the period    33,676     34,872     34,230     35,156

Incremental shares from assumed
  exercise of stock options
  (primary)                            10         96         28        154

                                   33,686     34,968     34,258     35,310

Primary earnings per share        $  0.77    $  0.69    $  0.89    $  1.03


Average shares of common stock
  outstanding during the period    33,676     34,872     34,230     35,156

Incremental shares from assumed
  exercise of stock options
  (fully diluted)                      18        102         28        154
                                   33,694     34,974     34,258     35,310

Fully diluted earnings per share  $  0.77    $  0.69    $  0.89    $  1.03

Average shares of common stock
  outstanding during the period    33,676     34,872     34,230     35,156

Basic earnings per share          $  0.77    $  0.69    $  0.89    $  1.03





















                                                              Exhibit 23.3


                CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Registration Statement on Form S-8 (File No. 033-63461).






/s/  ARTHUR ANDERSEN LLP
     Milwaukee, Wisconsin
     April 29, 1996