Form 10-Q
period 1996-05-03
LANDS END INC
filed 1996-06-13
CIK 799288

June 13, 1996



Securities and Exchange Commission
Washington, D.C.  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-Q for the quarter ended May 3, 1996.


Sincerely,



KATHY GIES
Lands' End, Inc.
One Lands' End Lane
Dodgeville, WI  53595







                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                              _______________

                                 FORM 10-Q

(Mark one)
    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the Quarter Ended May 3, 1996
                            OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.

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


          Yes   X                             No


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 13, 1996:


Common stock, $.01 par value 33,260,990 shares outstanding





                      LANDS' END, INC. & SUBSIDIARIES
                            INDEX TO FORM 10-Q


                                                                    Page
PART I.  FINANCIAL INFORMATION                                     Number

   Item 1.  Financial Statements

            Consolidated Statements of Operations for the
               Three Months Ended May 3, 1996, and
               April 28, 1995....................................     3

            Consolidated Balance Sheets at May 3, 1996,
               and February 2, 1996..............................     4

            Consolidated Statements of Cash Flows for the
               Three Months Ended May 3, 1996 and
               April 28, 1995....................................     5

            Notes to Consolidated Financial Statements...........  6-13

   Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations........................................ 14-16

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings....................................    17

   Item 4.  Submission of Matters to a Vote of
               Security Holders..................................    17

   Item 5.  Other Information....................................    17

   Item 6.  Exhibits and Reports on Form 8-K.....................    17

   Signature.....................................................    18


















                                   2

                      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                      LANDS' END, INC. & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)

                                                  Three months ended
                                                 May 3,      April 28,
                                                  1996         1995
                                                     (Unaudited)


Net sales                                       $211,835      $207,122

  Cost of sales                                  117,098       116,445

Gross profit                                      94,737        90,677

  Selling, general and
    administrative expenses                       87,084        88,705

Income from operations                             7,653         1,972

  Other income (expense):
    Interest expense, net                            (70)         (320)
    Other                                           (235)          540

  Total other income
    (expense), net                                  (305)          220

Income before income taxes                         7,348         2,192
  Income tax provision                             2,939           885

Net income                                      $  4,409      $  1,307

Net income per share                            $   0.13      $   0.04

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.















                                   3


                      LANDS' END, INC. & SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)
                                                     May 3,     February 2,
                                                      1996         1996
                                                        (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                         $  3,869     $ 17,176
  Receivables                                         10,439        8,064
  Inventory                                          162,511      164,816
  Prepaid advertising                                 13,257       15,824
  Other prepaid expenses                               4,150        5,295
  Deferred income tax benefits                        10,914       10,914
Total current assets                                 205,140      222,089

Property, plant and equipment, at cost:
  Land and buildings                                  72,246       72,248
  Fixtures and equipment                              85,820       83,880
  Leasehold improvements                               2,958        2,912
Total property, plant and equipment                  161,024      159,040
  Less-accumulated depreciation and amortization      63,261       60,055
Property, plant and equipment, net                    97,763       98,985
Intangibles, net                                       2,390        2,423
Total assets                                        $305,293     $323,497

Liabilities and shareholders' investment
Current liabilities:
  Lines of credit                                   $  9,796     $  9,319
  Accounts payable                                    54,564       62,380
  Reserve for returns                                  3,477        4,555
  Accrued liabilities                                 22,497       23,751
  Accrued profit sharing                                  38        1,483
  Income taxes payable                                 2,971       13,256
Total current liabilities                             93,343      114,744

Deferred income taxes                                  7,212        7,212
Long-term liabilities                                    392          349

Shareholders' investment:
  Common stock, 40,221 shares issued                     402          402
  Donated capital                                      8,400        8,400
  Additional paid-in capital                          26,196       26,165
  Deferred compensation                               (1,110)      (1,193)
  Currency translation adjustments                       347          360
  Retained earnings                                  264,518      260,109
  Treasury stock, 6,634 and 6,561
    shares at cost, respectively                     (94,407)     (93,051)
Total shareholders' investment                       204,346      201,192
Total liabilities and shareholders' investment      $305,293     $323,497

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.





                                   4

                      LANDS' END, INC. & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                                    Three Months Ended
                                                    May 3,    April 28,
                                                     1996       1995
                                                         (Unaudited)
Cash flows from operating activities:
  Net income                                         $  4,409   $  1,307
    Adjustments to reconcile net income to net
    cash flows from operating activities-
       Depreciation and amortization                    3,320      3,214
       Deferred compensation expense                       83         68
       Loss on disposal of fixed assets                   118        184
       Deferred income taxes                                -     (1,156)
       Changes in assets and liabilities excluding
       the effects of acquisitions and divestitures:
         Receivables                                   (2,375)    (2,397)
         Inventory                                      2,305    (22,425)
         Prepaid advertising                            2,567        142
         Other prepaid expenses                         1,145     (2,196)
         Accounts payable                              (7,816)     5,897
         Reserve for returns                           (1,078)    (1,358)
         Accrued liabilities                           (1,254)    (4,541)
         Accrued profit sharing                        (1,445)    (1,581)
         Income taxes payable                         (10,285)    (8,195)
       Other                                               61       (135)
Net cash flows used for operating activities          (10,245)   (33,172)

Cash flows from investing activities:
  Cash paid for capital additions                      (2,183)    (3,630)
  Net cash flows used for investing activities         (2,183)    (3,630)

Cash flows from financing activities:
  Proceeds from short-term debt                           477     38,089
  Purchases of treasury stock                          (1,356)    (2,431)
  Net cash flows (used for) from
    financing activities                                 (879)    35,658

Net decrease in cash and cash equivalents             (13,307)    (1,144)
Beginning cash and cash equivalents                    17,176      5,426

Ending cash and cash equivalents                     $  3,869   $  4,282

Supplemental cash flow disclosures:
  Interest paid                                      $     99   $    260
  Income taxes paid                                    13,180     11,400

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.









                                     5
                        LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Information pertaining to May 3, 1996, and the three months ended May 3, 1996, and April 28, 1995, is unaudited)

The condensed consolidated financial statements included herein have been prepared by Lands' End, Inc. (the company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods disclosed within this report are not necessarily indicative of future financial results. These consolidated financial statements are condensed and should be read in conjunction with the financial statements and the notes thereto included in the company's latest Annual Report on Form 10-K, which includes financial statements for the year ended February 2, 1996.

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

Fiscal year
The company utilizes a 52-53 week fiscal year ending on the Friday nearest January 31. Fiscal 1997 will be a 52-week year ending on January 31, 1997.

Fair values of financial instruments
The fair value of financial instruments does not materially differ from their carrying values.

Inventory
Inventory, primarily merchandise held for sale, is stated at last-in, first-out (LIFO) cost, which is lower than market. If the first-in, first-out
(FIFO) method of accounting for inventory had been used, inventory would have been approximately $23.1 million and $22.4 million higher than reported at May 3, and February 2, 1996, respectively.

                        LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Information pertaining to May 3, 1996, and the three months ended May 3, 1996, and April 28, 1995, is unaudited)

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

Advertising costs reported as prepaid assets were $13.3 million and $15.8 million as of May 3, and February 2, 1996, respectively. Advertising expense was $41.5 million and $42.2 million reported for the three-month periods ended May 3, 1996, and April 28, 1995, respectively.

Depreciation
Depreciation expense is calculated using the straight-line method over the estimated useful lives of the assets, which are 20 to 30 years for buildings and land improvements and five to 10 years for leasehold improvements and furniture, fixtures, equipment, and software.

Intangibles
Intangible assets consist primarily of goodwill which is being amortized over 40 years on a straight-line basis. Other intangibles are amortized up to a period of five years. Total accumulated amortization of these intangibles was $0.4 million as of May 3, and February 2, 1996.

Net income per share
Net income per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. The weighted average common shares outstanding were 33.6 million and 34.7 million for the three-month periods ended May 3, 1996 and April 28, 1995, respectively.
Common stock equivalents includes awards, grants and stock options which have been issued by the company. The common stock equivalents do not significantly dilute basic earnings per share.

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

The company enters into forward exchange contracts to hedge anticipated foreign currency transactions during the upcoming seasons. The purpose of the company's foreign currency hedging activities is to protect the company from the risk that the eventual dollar cash flows resulting from these transactions will be adversely affected by changes in exchange rates. At May 3, 1996, the company had forward exchange contracts, maturing through May 1997, to sell approximately 1.6 billion Japanese yen and 3.3 million British pounds, and to purchase approximately 2.8 million Canadian dollars. The gains and losses on

                        LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Information pertaining to May 3, 1996, and the three months ended May 3, 1996, and April 28, 1995, is unaudited)

the outstanding forward exchange contracts are reflected in the financial statements in the period in which the currency fluctuation occurs.

The company also uses import letters of credit to purchase foreign-sourced merchandise. The letters of credit are primarily U.S. dollar-denominated and are issued through third-party financial institutions to guarantee payment for such merchandise within agreed upon time periods. At May 3, 1996, the company had outstanding letters of credit of approximately $23.0 million, all of which had expiration dates of less than one year.

The counterparties to the financial instruments discussed above are primarily two large financial institutions; management believes the risk of counterparty nonperformance on these financial instruments is not significant.

Foreign currency transactions
Financial statements of the foreign subsidiaries are translated into U.S. dollars in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 52. Translation adjustments are accumulated in a separate component of stockholder's equity. Foreign currency transaction gains and losses reflected on the Consolidated Statement of Operations included a loss of ($0.4) million and a gain of $.04 million for the three-month periods ended May 3, 1996 and April 28, 1995, respectively.

Postretirement benefits
The company does not currently provide any postretirement benefits for employees other than profit sharing and a 401(k) plan (see Note 7).

Reclassification
Certain financial statement amounts have been reclassified to be consistent with the fiscal 1997 presentation.

Accounting Standards
In 1995, Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," was issued. The company adopted SFAS No. 121 in fiscal 1997, and there has been no material impact on its consolidated financial statements since adopting the standard.

NOTE 2.  SHAREHOLDERS' INVESTMENT

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

Treasury stock
The company's board of directors has authorized the purchase of a total of 8.2 million shares of the company's common stock. A total of 7.6 million and 7.5 million shares had been purchased as of May 3, and February 2, 1996, respectively.

                        LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Information pertaining to May 3, 1996, and the three months ended May 3, 1996, and April 28, 1995, is unaudited)

Stock awards and grants
The company has a restricted stock award plan. Under the provisions of the plan, a committee of the company's board of directors may award shares of the company's common stock to its officers and key employees. Such shares vest over a 10-year period on a straight-line basis from the date of the award.

In addition, the company granted shares of its common stock to individuals as an inducement to enter the employ of the company.

The following table reflects the activity under the stock award and stock grant plans:
                                        Awards        Grants

    Balance at January 28, 1994        149,160        10,000
      Granted                                -             -
      Forfeited                        (15,940)      (10,000)
      Vested                           (17,860)            -
    Balance at January 27, 1995        115,360             0
      Granted                                -             -
      Forfeited                         (2,700)            -
      Vested                           (15,980)            -
    Balance at February 2, 1996         96,680             0
      Granted                                -             -
      Forfeited                         (2,800)            -
      Vested                                 -             -
    Balance at May 3, 1996              93,880             0

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

                        LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Information pertaining to May 3, 1996, and the three months ended May 3, 1996, and April 28, 1995, is unaudited)

Activity under the stock option plan is as follows:

                                                Average
                                                Exercise    Exercisable
                                    Options      Price        Options

    Balance at January 28, 1994    1,689,200     $13.31       340,000
      Granted                              -          -
      Exercised                     (294,000)    $ 6.72
      Forfeited                     (928,800)    $15.27
    Balance at January 27, 1995      466,400     $13.56       195,480
      Granted                        342,100     $16.50
      Exercised                     (116,000)    $ 7.40
      Forfeited                      (70,800)    $17.55
    Balance at February 2, 1996      621,700     $15.87       150,240
      Granted                        147,000     $17.25
      Exercised                      (22,000)    $13.73
      Forfeited                      (64,400)    $16.69
    Balance at May 3, 1996           682,300     $16.16       180,650

The above options currently outstanding vest over a five-year period from the date of grant. The outstanding options expire as follows:

                          2001   -    52,000
                          2002   -    40,000
                          2003   -   175,200
                          2005   -   268,100
                          2006   -   147,000
                                     682,300

In 1995, the Financial Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based employee compensation. The company adopted the disclosure requirements of this statement, and will continue to apply the accounting provisions of Accounting Principles Board Opinion No. 25 to stock-based employee compensation arrangements, as is allowed by the statement. The company adopted SFAS No. 123 in fiscal 1997, and there is no material impact on its financial statements.

NOTE 3.  INCOME TAXES

Under the liability method prescribed by the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," deferred taxes are provided based upon enacted tax laws and rates applicable to the periods in which taxes become payable.

                        LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Information pertaining to May 3, 1996, and the three months ended May 3, 1996, and April 28, 1995, is unaudited)

Temporary differences that give rise to deferred tax assets and liabilities as of May 3, and February 2, 1996, are as follows (in thousands):

                                         May 3,       February 2,
                                          1996           1996
Deferred tax assets:
  Catalog advertising                   $ (1,415)      $ (1,415)
  Inventory                                8,602          8,602
  Employee benefits                        1,918          1,918
  Reserve for returns                      1,822          1,822
  Other                                      (13)           (13)
Total                                   $ 10,914       $ 10,914

Deferred tax liabilities
  Depreciation                             7,980       $  7,980
  Foreign operating
    loss carryforwards                      (527)          (527)
  Valuation allowance                        527            527
  Other                                     (768)          (768)
Total                                   $  7,212       $  7,212

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

NOTE 4.  LINES OF CREDIT

The company has unsecured domestic lines of credit with various U.S. banks totaling $110 million. There were no amounts outstanding at May 3, and February 2, 1996.

In addition, the company has unsecured lines of credit with foreign banks totaling the equivalent of $28.5 million for a wholly owned foreign subsidiary. There was $9.8 million outstanding at May 3, at interest rates averaging 1.6%, compared to $9.3 million as of February 2, 1996.

NOTE 5.  LONG-TERM DEBT

There was no long-term debt as of May 3, and February 2, 1996.

The company has an agreement that expires December 31, 1996, with a bank for a $20 million credit facility available to fund treasury stock purchases and capital expenditures.

                        LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Information pertaining to May 3, 1996, and the three months ended May 3, 1996, and April 28, 1995, is unaudited)

NOTE 6.  LEASES

The company leases store and office space and equipment under various leasing arrangements. The leases are accounted for as operating leases. Total rental expense under these leases was $3.2 million and $2.9 million for the three-month periods ended May 3, 1996, and April 28, 1995, respectively.

Total future fiscal year commitments under these leases as of May 3, 1996, are as follows (in thousands):

                       1997 (nine months)    $ 7,764
                       1998                    8,090
                       1999                    5,410
                       2000                    4,009
                       2001                    2,458
                       After 2001              5,148
                                             $32,879
NOTE 7.  RETIREMENT PLAN

The company has a retirement plan which covers most regular employees and provides for annual contributions at the discretion of the board of directors. Also included in the plan is a 401(k) feature which allows employees to make contributions and the company matches a portion of those contributions. Total expense provided under this plan was $0.4 million and $0.5 million for the three-month periods ended May 3, 1996 and April 28, 1995, respectively.

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

During the fourth quarter of fiscal 1996, the company sold the marketing rights and assets of MontBell America, Inc., to a wholly owned subsidiary of Outdoor Industry Group, Inc. of San Francisco. In connection with this sale, the company took an after-tax charge to earnings of $1.1 million in fiscal 1996. This was in addition to the after-tax charge of $2.1 million taken as a reserve in January of fiscal 1995 in anticipation of the sale.

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

                        LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Information pertaining to May 3, 1996, and the three months ended May 3, 1996, and April 28, 1995, is unaudited)

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

NOTE 9.  SALES AND USE TAX

A 1992 Supreme Court decision confirmed that the Commerce Clause of the United State Constitution prevents a state from requiring the collection of its use tax by a mail order company unless the company has a physical presence in the state. However, there continues to be uncertainty due to inconsistent application of the Supreme Court decision by state and federal courts. The company attempts to conduct its operations in compliance with its interpretation of the applicable legal standard, but there can be no assurance that such compliance will not be challenged.

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

Item 2.                     Management's Discussion
                                 and Analysis


Results of Operations

                 Three Months Ended May 3, 1996, compared with
                       Three Months Ended April 28, 1995

The company's net sales in the first quarter of fiscal 1997 increased 2.3 percent to $211.8 million from $207.1 million in the first quarter of fiscal 1996. The increase in sales for the quarter just ended came from the company's specialty and new businesses. In the first quarter, sales from the company's core business, represented by the monthly and prospecting catalogs, were relatively flat with the prior year. This trend has continued into the second quarter. While the number of catalogs mailed during the quarter just ended was about the same as in the prior year's first quarter, there was a 10 percent reduction in the average number of pages per catalog mailed.

The first quarter ending inventory was about $163 million, down 15 percent from about $191 million in the prior year.

Gross profit in the quarter just ended was $94.7 million, or 44.7 percent of net sales, compared with $90.7 million, or 43.8 percent of net sales, in the first quarter of the prior year. The increase in gross profit margin was due to relatively lower sales of liquidated merchandise at less steep markdowns and lower merchandise costs, primarily the result of improvements in sourcing. Liquidation sales during the quarter were lower than in the prior year, primarily due to the change in the timing of the company's fall/winter clearance catalog. Liquidations of excess inventory were about 7 percent of the net sales in the quarter just ended, compared with 11 percent in the prior year.

For the first quarter this year, selling, general and administrative expenses decreased 2 percent to $87.1 million, compared with $88.7 million in the similar quarter last year. As a percentage of net sales, SG&A was 41.1 percent, compared with 42.8 percent in the same period last year. The overall improvement in the SG&A ratio during the quarter just ended was primarily the result of increased sales per page mailed, especially in the Kids and Beyond Buttondowns specialty catalogs, as well as lower order-fulfillment expense. Higher paper prices continued to have a negative impact on SG&A, compared to the prior year.

Net income for the quarter just ended was $4.4 million, or $0.13 per share, up from the $1.3 million, or $0.04 cents per share in the prior year.

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


                                     14
Liquidity and capital resources

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

At May 3, 1996, the company had unsecured domestic credit facilities totaling $110 million, all of which was unused. The company also maintains foreign credit lines for use in foreign operations totaling the equivalent of approximately $28.5 million, of which $9.8 million was used at May 3, 1996. The company has a separate $20 million bank facility available to fund treasury stock purchases and capital expenditures. This facility runs through December 31, 1996.

Since June 1989, the company's board of directors has authorized the company from time to time to purchase a total of 8.2 million shares of treasury stock, of which 7.9 million shares have been purchased as of June 13, 1996. There is a balance of 0.3 million shares available to the company to purchase as of May 3, 1996.

Capital expenditures for fiscal 1997 are currently planned to be about $16 million, of which about $2 million had been expended through May 3, 1996. Major projects include new computer hardware and software and leasehold improvements for new retail stores. The company believes that its cash flow from operations and borrowings under its current credit facilities will provide adequate resources to meet its capital requirements and operational needs for the foreseeable future.

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

The Supreme Court decision also established that Congress has the power to enact legislation that would permit states to require collection of use taxes by mail order companies. Congress has from time to time considered proposals for such legislation. The company anticipates that any legislative change, if adopted, would be applied only on a prospective basis.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         At the Annual Meeting of Shareholders held on May 22, 1996, pursuant to the Notice of Annual Meeting of Shareholders and Proxy Statement dated April 22, 1996.

         (a) Each of the two nominees (Gary C. Comer and David B. Heller) were elected as directors. Gary C. Comer had holders of 31,418,706 shares voted FOR and 257,024 shares WITHHELD. David
              B. Heller had holders of 31,399,349 shares voted FOR and 276,381 shares WITHHELD;
         (b) The appointment of Arthur Andersen LLP as independent public accountants for the company for the fiscal year ending January 31, 1997, was ratified. (31,464,541 shares voted FOR, 189,646 shares voted AGAINST, and 21,543 shares ABSTAINED.)

Item 5   Other Information.
         In May 1996, Bradley K. Johnson joined the company as senior vice president and chief financial officer, a position previously held by Stephen A. "Chip" Orum, who remains executive vice president and chief operating officer. Johnson was with Wilsons The Leather Experts, a subsidiary of Melville Co., in Minneapolis, most recently as their vice president of operations.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              The following exhibit is filed as part of this report:

              Table                                         Exhibit
              Number   Description                          Number

              (11)     Statement of computation of
                       earnings per share                      1

         (b)  Reports on Form 8-K
              There were no reports filed on Form 8-K during the three-month period ended May 3, 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and chief financial officer.















                                               LANDS' END, INC.



Date:  June 13, 1996                    By /s/ BRADLEY K. JOHNSON
                                               Bradley K. Johnson
                                               Senior Vice President and
                                               Chief Financial Officer

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

Table                                               Exhibit       Document
Number   Description of Item                        Number       Description

 (3)     Articles of Incorporation and By-Laws:

         Certificate of Incorporation of the
           company, as amended through
           October 3, 1986.                            1         S-1

         Amendment to Certificate of
           Incorporation of the company,               3         10-Q
           dated August 10, 1987.                                October 1987

         Amendment to Certification of Incorporation   4         10-Q
           of the company, dated May 20, 1994                    July 1994

         Amended and Restated by-Laws of
           the company.                                2         10-K 1993

 (4)     Equity Instrument and Agreements
           relating to Debt Obligations:

         Form of Certificate to evidence               1         10-Q
           the Common stock.                                     August 1990

         First Amendment to the Lands' End             2         S-8
           Retirement Plan.                                      October 1995

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
           November 22, 1994.                                    October 1994

Table                                               Exhibit       Document
Number   Description of Item                        Number       Description

(10)     Sixth Amendment to Loan Agreement
           between the company and the
           American National Bank and Trust
           Company of Chicago, dated
           December 6, 1995.                           1         10-K 1996

         Buying Agreement between the company          7         10-Q
           and European Buying Agency, Ltd.                      November 1990

         Salaried Incentive Bonus Plan                 9         S-1

         Second Amended and Restated 1989
           Restricted Stock Plan of the               12         10-Q
           company.                                              November 1991

         Stock Option Plan of the company              1         10-K 1995

         Amended and Restated Retirement Plan,
           dated February 1, 1992.                     3         10-K 1994

         Form of Director Deferred Compensation                  10-Q
           Agreement                                   1         July 1995

 (13)    Annual Report to Shareholders for the
           fiscal year ended February 2, 1996                    10-K 1996

                                                              Exhibit 11.1

                       COMPUTATION OF EARNINGS PER SHARE




                        LANDS' END, INC. & SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE
                   (In thousands, except per share amounts)


                                               Three months ended
                                         May 3, 1996      April 28, 1995

Net income.............................   $    4,409         $    1,307

Average shares of common stock
outstanding during the period..........       33,631             34,718

Incremental shares from assumed
exercise of stock options (primary)....           42                116
                                              33,673             34,834

Primary earnings per share.............   $     0.13         $     0.04

Average shares of common stock
outstanding during the period..........       33,631             34,718

Incremental shares from assumed exercise
of stock options (fully diluted).......          127                116

                                              33,758             34,834
Fully diluted earnings per share.......   $     0.13         $     0.04

Average shares of common stock
outstanding during the period..........       33,631             34,718

Basic earnings per share...............   $     0.13         $     0.04