Form 10-Q
period 1996-08-02
LANDS END INC
filed 1996-09-12
CIK 799288

September 12, 1996


Securities and Exchange Commission
Washington, D.C.  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-Q for the quarter ended August 2, 1996.


Sincerely,



KATHY GIES
Lands' End, Inc.
One Lands' End Lane
Dodgeville, WI  53595







===========================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                              _______________

                                 FORM 10-Q

(Mark one)
    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the Quarter Ended August 2, 1996
                            OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.

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


          Yes   X                             No


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 12, 1996:


Common stock, $.01 par value 32,927,430 shares outstanding





                      LANDS' END, INC. & SUBSIDIARIES
                            INDEX TO FORM 10-Q


                                                                    Page
PART I.  FINANCIAL INFORMATION                                     Number

   Item 1.  Financial Statements

            Consolidated Statements of Operations for the
               Three Months Ended August 2, 1996, and
               July 28, 1995.....................................     3

            Consolidated Statements of Operations for the
               Six Months Ended August 2, 1996, and
               July 28, 1995.....................................     4

            Consolidated Balance Sheets at August 2, 1996,
               and February 2, 1996..............................     5

            Consolidated Statements of Cash Flows for the
               Six Months Ended August 2, 1996, and
               July 28, 1995.....................................     6

            Notes to Consolidated Financial Statements...........  7-14

   Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations........................................ 15-17

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings....................................    18

   Item 4.  Submission of Matters to a Vote of
               Security Holders..................................    18

   Item 5.  Other Information....................................    18

   Item 6.  Exhibits and Reports on Form 8-K.....................    18

   Signature.....................................................    19

                      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                      LANDS' END, INC. & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)

                                          Three months ended
                                         Aug. 2,     July 28,
                                           1996        1995
                                              (Unaudited)


Net sales                                $196,160    $189,064

  Cost of sales                           106,691     106,995

Gross profit                               89,469      82,069

  Selling, general and
    administrative expenses                84,516      79,886

Income from operations                      4,953       2,183

  Other income (expense):
    Interest expense                          (73)       (638)
    Interest income                            74           2
    Other                                     (28)      1,266

    Total other income
      (expense), net                          (27)        630

Income before income taxes                  4,926       2,813
  Income tax provision                      1,976       1,118

Net income                               $  2,950    $  1,695

Net income per share                     $   0.09    $   0.05

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      LANDS' END, INC. & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)

                                                 Six months ended
                                               Aug. 2,     July 28,
                                                 1996        1995
                                                   (unaudited)

Net sales                                      $407,995    $396,186

  Cost of sales                                 223,789     223,440

Gross profit                                    184,206     172,746

  Selling, general and
    administrative expenses                     171,600     168,591

Income from operations                           12,606       4,155

  Other income (expense):
  Interest expense                                 (169)       (975)
  Interest income                                   100          19
  Other                                            (263)      1,806

Total other income, net                            (332)        850

Income before income taxes                       12,274       5,005
  Income tax provision                            4,915       2,003

Net income                                     $  7,359    $  3,002

Net income per share                           $   0.22    $   0.09

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      LANDS' END, INC. & SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)
                                                    Aug. 2,     February 2,
                                                      1996         1996
                                                         (unaudited)
Assets
Current assets:
  Cash and cash equivalents                         $  4,179     $ 17,176
  Receivables                                          5,500        8,064
  Inventory                                          168,468      164,816
  Prepaid advertising                                  9,772       15,824
  Other prepaid expenses                               5,250        5,295
  Income taxes receivable                                597            -
  Deferred income tax benefit                         10,914       10,914
Total current assets                                 204,680      222,089

Property, plant and equipment, at cost:
  Land and buildings                                  72,261       72,248
  Fixtures and equipment                              89,308       83,880
  Leasehold improvements                               3,253        2,912
Total property, plant and equipment                  164,822      159,040
  Less-accumulated depreciation and amortization      66,514       60,055
Property, plant and equipment, net                    98,308       98,985
Intangibles, net                                       2,369        2,423
Total assets                                        $305,357     $323,497

Liabilities and shareholders' investment
Current liabilities:
  Lines of credit                                   $ 16,463     $  9,319
  Accounts payable                                    63,111       62,380
  Reserve for returns                                  2,462        4,555
  Accrued liabilities                                 22,496       23,751
  Accrued profit sharing                                 288        1,483
  Income taxes payable                                     -       13,256
Total current liabilities                            104,820      114,744

Deferred income taxes                                  7,212        7,212
Long-term liabilities                                    387          349

Shareholders' investment:
  Common stock, 40,221 shares issued                     402          402
  Donated capital                                      8,400        8,400
  Additional paid-in capital                          26,196       26,165
  Deferred compensation                               (1,526)      (1,193)
  Currency translation adjustments                       419          360
  Retained earnings                                  267,468      260,109
  Treasury stock, 7,258 and 6,561
    shares at cost, respectively                    (108,421)     (93,051)
Total shareholders' investment                       192,938      201,192
Total liabilities and shareholders' investment      $305,357     $323,497

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                      LANDS' END, INC. & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                                     Six Months Ended
                                                   Aug. 2,    July 28,
                                                     1996       1995
                                                         (unaudited)

Cash flows from (used for) operating activities:
  Net income                                         $  7,359   $  3,002
    Adjustments to reconcile net income to net
    cash flows from operating activities-
       Depreciation and amortization                    6,644      6,437
       Deferred compensation expense                     (333)       130
       Loss on disposal of fixed assets                   283        293
       Deferred income taxes                                -     (1,168)
       Changes in current assets and liabilities
       excluding the effects of acquisitions
       and divestitures:
         Receivables                                    2,564     (1,603)
         Inventory                                     (3,652)   (31,195)
         Prepaid advertising                            6,052     (4,741)
         Other prepaid expenses                            45     (2,482)
         Income taxes receivable                         (597)         -
         Accounts payable                                 731     10,322
         Reserve for returns                           (2,093)    (2,507)
         Accrued liabilities                           (1,255)    (6,008)
         Accrued profit sharing                        (1,195)    (1,584)
         Income taxes payable                         (13,256)    (9,409)
       Other                                              128         69
Net cash flows from (used for) operating activities     1,425    (40,444)

Cash flows used for investing activities:
  Cash paid for capital additions                      (6,196)    (7,708)
Net cash flows used for investing activities           (6,196)    (7,708)

Cash flows from (used for) financing activities:
  Proceeds from short-term debt                         7,144     53,160
  Tax effect of exercise of stock options                   -         13
  Purchases of treasury stock                         (15,370)    (7,583)
Net cash flows from (used for) financing activities    (8,226)    45,590

Net decrease in cash and cash equivalents             (12,997)    (2,562)
Beginning cash and cash equivalents                    17,176      5,426

Ending cash and cash equivalents                     $  4,179   $  2,864

Supplemental cash flow disclosures:
  Interest paid                                      $    166   $    882
  Income taxes paid                                    15,984     14,030

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.






                                   6
                        LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Information pertaining to August 2, 1996, and the three months ended August 2, 1996, and July 28, 1995, is unaudited)

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

Inventory
Inventory, primarily merchandise held for sale, is stated at last-in, first-out (LIFO) cost, which is lower than market. If the first-in, first-out
(FIFO) method of accounting for inventory had been used, inventory would have been approximately $23.9 million and $22.4 million higher than reported at August 2, and February 2, 1996, respectively.

                        LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Information pertaining to August 2, 1996, and the three months ended August 2, 1996, and July 28, 1995, is unaudited)

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

Advertising costs reported as prepaid assets were $9.8 million and $15.8 million as of August 2, and February 2, 1996, respectively. Advertising expense was $34.9 million for the three-month periods ended August 2, 1996, and July 28, 1995. Advertising expense was $76.4 million and $77.1 million reported for the six-month periods ended August 2, 1996, and July 28, 1995, respectively.

Depreciation
Depreciation expense is calculated using the straight-line method over the estimated useful lives of the assets, which are 20 to 30 years for buildings and land improvements and 5 to 10 years for leasehold improvements and furniture, fixtures, equipment, and software.

Intangibles
Intangible assets consist primarily of goodwill which is being amortized over 40 years on a straight-line basis. Other intangibles are amortized over a period of five years. Total accumulated amortization of these intangibles as reflected on the Consolidated Balance Sheets was $0.4 million as of August 2, and February 2, 1996.

Net income per share
Net income per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. The weighted average common shares outstanding were 33.2 million and 34.6 million for the three-month periods ended August 2, 1996 and July 28, 1995, respectively; and
33.4 million and 34.7 million for the six-month periods ended August 2, 1996, and July 28, 1995, respectively. Common stock equivalents includes awards, grants and stock options which have been issued by the company. The common stock equivalents do not significantly dilute basic earnings per share.

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

                        LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Information pertaining to August 2, 1996, and the three months ended August 2, 1996, and July 28, 1995, is unaudited)

The company enters into forward exchange contracts to hedge anticipated foreign currency transactions during the upcoming seasons. The purpose of the company's foreign currency hedging activities is to protect the company from the risk that the eventual dollar cash flows resulting from these transactions will be adversely affected by changes in exchange rates. At August 2, 1996, the company had forward exchange contracts, maturing through August 1997, to sell approximately 2.4 billion Japanese yen and 2.5 million British pounds, and to purchase approximately 2.2 million Canadian dollars. The gains and losses on the outstanding forward exchange contracts are reflected in the financial statements in the period in which the currency fluctuation occurs.

The company also uses import letters of credit to purchase foreign-sourced merchandise. The letters of credit are primarily U.S. dollar-denominated and are issued through third-party financial institutions to guarantee payment for such merchandise within agreed upon time periods. At August 2, 1996, the company had outstanding letters of credit of approximately $35.8 million, all of which had expiration dates of less than one year.

The counterparties to the financial instruments discussed above are primarily two large financial institutions; management believes the risk of counterparty nonperformance on these financial instruments is not significant.

Foreign currency translation
Financial statements of the foreign subsidiaries are translated into U.S. dollars in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 52. Translation adjustments are accumulated in a separate component of stockholder's equity. Foreign currency exchange gains and losses reflected before taxes on the Consolidated Statements of Operations included a loss of $0.1 million and a gain of $1.1 million for the three-month periods ended August 2, 1996, and July 28, 1995, respectively; and a loss of $0.5 million and a gain of $1.5 million for the six-month periods ended
August 2, 1996, and July 28, 1995, respectively.

Postretirement benefits
The company does not currently provide any postretirement benefits for employees other than profit sharing and a 401(k) plan (see Note 7).

Reclassification
Certain financial statement amounts have been reclassified to be consistent with the fiscal 1997 presentation.

Accounting Standards
In fiscal 1997, the Company adopted Statement of Financial Accounting Standard
(SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The statement requires entities to review long-lived assets and certain intangible assets in certain circumstances, and if the value of the assets is impaired, an impairment loss shall be recognized. There has been no material impact on the company's consolidated financial statements since adopting this standard.

                        LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Information pertaining to August 2, 1996, and the three months ended August 2, 1996, and July 28, 1995, is unaudited)

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

Treasury stock
The company has substantially completed its May 1994 stock purchase authorization of 2.0 million shares. In July 1996, the company's board of directors authorized the additional purchase of up to 1.0 million shares of the company's common stock.

Stock awards and grants
The company replaced its restricted stock award plan with a long-term incentive plan. More detailed information relating to this plan is disclosed in the Proxy Statement dated April 22, 1996. However, in the current fiscal year, the company granted shares of its common stock to one individual as an inducement to enter the employ of the company. Such shares vest over five years on a straight-line basis from the date of the award.

The following table reflects the activity under the long-term incentive plan:

                                        Awards        Grants

    Balance at January 28, 1994        149,160        10,000
      Granted                                -             -
      Forfeited                        (15,940)      (10,000)
      Vested                           (17,860)            -
    Balance at January 27, 1995        115,360             0
      Granted                                -             -
      Forfeited                         (2,700)            -
      Vested                           (15,980)            -
    Balance at February 2, 1996         96,680             0
      Granted                                -        25,000
      Forfeited                         (6,560)            -
      Vested                            (2,120)            -
    Balance at August 2, 1996           88,000        25,000

The granting of these awards and grants has been recorded as deferred compensation based on the fair market value of the shares at the date of grant. Compensation expense under these plans is recorded as shares vest.

                        LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Information pertaining to August 2, 1996, and the three months ended August 2, 1996, and July 28, 1995, is unaudited)
Stock options

The company has 2.5 million shares of common stock, either authorized and unissued shares or treasury shares, that may be issued pursuant to the exercise of options granted under the company's long-term incentive plan. Options are granted at the discretion of a committee of the company's board of directors to officers and key employees of the company. No option may have an exercise price less than the fair market value per share of the common stock at the date of grant.

Activity under the long-term incentive plan is as follows:

                                                Average
                                                Exercise    Vested
                                    Options      Price      Options

    Balance at January 28, 1994    1,689,200     $13.31     340,000
      Granted                              -          -
      Exercised                     (294,000)    $ 6.72
      Forfeited                     (928,800)    $15.27
    Balance at January 27, 1995      466,400     $13.56     195,480
      Granted                        342,100     $16.50
      Exercised                     (116,000)    $ 7.40
      Forfeited                      (70,800)    $17.55
    Balance at February 2, 1996      621,700     $15.87     150,240
      Granted                        497,000     $19.01
      Exercised                      (30,310)    $14.29
      Forfeited                      (75,990)    $16.69
    Balance at August 2, 1996      1,012,400     $17.40     176,340


The above options currently outstanding vest in accordance to the plan from the date of grant. The outstanding options expire as follows:

                          2001   -      52,000
                          2002   -      40,000
                          2003   -     160,800
                          2005   -     262,600
                          2006   -     497,000
                                     1,012,400

The company adopted SFAS No. 123 "Accounting for Stock-Based Compensation" in the first quarter of fiscal 1997. The statement relates to the measurement of compensation of stock options issued to employees. The statement gives entities a choice of recognizing related compensation expense by adopting a new fair value method determination or to continue to measure compensation using the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effects of using the new measurement criteria. The company elected to continue to use the measurement prescribed by the former standard, and accordingly, the pronouncement had no effect on the company's financial position or results of operations. The company will present the supplemental disclosure in the fiscal 1997 annual report.


                                     11
                        LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Information pertaining to August 2, 1996, and the three months ended August 2, 1996, and July 28, 1995, is unaudited)

NOTE 3.  INCOME TAXES

Under the liability method prescribed by the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," deferred taxes are provided based upon enacted tax laws and rates applicable to the periods in which taxes become payable.

Temporary differences that give rise to deferred tax assets and liabilities as of August 2, and February 2, 1996, are as follows (in thousands):

                                  August 2,     February 2,
                                    1996           1996
Deferred tax assets:
  Catalog advertising             $ (1,415)      $ (1,415)
  Inventory                          8,602          8,602
  Employee benefits                  1,918          1,918
  Reserve for returns                1,822          1,822
  Other                                (13)           (13)
Total                             $ 10,914       $ 10,914

Deferred tax liabilities
  Depreciation                       7,980          7,980
  Foreign operating
    loss carryforwards                (527)          (527)
  Valuation allowance                  527            527
  Other                               (768)          (768)
Total                             $  7,212       $  7,212

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

NOTE 4.  LINES OF CREDIT

The company has unsecured domestic lines of credit with various U.S. banks totaling $110 million. There was $10.9 million outstanding at August 2, 1996, at interest rates averaging 5.8%, compared to no outstanding amount on February 2, 1996.

In addition, the company has unsecured lines of credit with foreign banks totaling the equivalent of $28 million for a wholly owned foreign subsidiary. There was $5.6 million outstanding at August 2, 1996, at interest rates averaging 1.6%, compared to $9.3 million as of February 2, 1996.





                                     12

                        LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Information pertaining to August 2, 1996, and the three months ended August 2, 1996, and July 28, 1995, is unaudited)

NOTE 5.  LONG-TERM DEBT

There was no long-term debt as of August 2, and February 2, 1996.

The company has an agreement that expires December 31, 1996, with a bank for a $20 million credit facility available to fund treasury stock purchases and capital expenditures.

NOTE 6.  LEASES

The company leases store and office space and equipment under various leasing arrangements. The leases are accounted for as operating leases. Total rental expense under these leases was $3.2 million and $2.7 million for the three-month periods ended August 2, 1996, and July 28, 1995, respectively. Rental expense for the six-month periods ended August 2, 1996, and July 28, 1995, was $6.4 million and $5.7 million, respectively.

Total future fiscal year commitments under these leases as of August 2, 1996, are as follows (in thousands):

                       1997 (six months)     $  5,721
                       1998                     8,992
                       1999                     6,094
                       2000                     4,381
                       2001                     2,621
                       After 2001               6,104
                                             $ 33,913

NOTE 7.  RETIREMENT PLAN

The company has a retirement plan which covers most regular employees and provides for annual contributions at the discretion of the board of directors. Also included in the plan is a 401(k) feature which allows employees to make contributions and the company matches a portion of those contributions. Total expense provided under this plan was $0.7 million and $0.4 million for the three-month periods ended August 2, 1996, and July 28, 1995, respectively. Total expenses were $1.2 million and $0.9 million for the six-month periods ended August 2, 1996, and July 28, 1995, respectively.

As of October 1, 1995, the "Lands' End, Inc. Retirement Plan" was amended to allow certain participants to invest their elective contributions, employer matching contributions and profit sharing contributions in a "Lands' End, Inc. Stock Fund" established primarily for investing in common stock of the company at the fair market value.










                                     13
                        LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Information pertaining to August 2, 1996, and the three months ended August 2, 1996, and July 28, 1995, is unaudited)

NOTE 8.  SALES AND USE TAX

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

































                                     14
Item 2.                     Management's Discussion
                                 and Analysis


Results of Operations

               Three Months Ended August 2, 1996, compared with
                       Three Months Ended July 28, 1995

The company's net sales in the second quarter of fiscal 1997 increased 3.8 percent to $196.2 million from $189.1 million in the second quarter of fiscal 1996. The increase in sales during the quarter came from the company's new and specialty businesses, as well as from its foreign-based operations and export sales. During the quarter just ended, sales from the company's core U.S. business, represented by the monthly and prospecting catalogs, were down slightly from the prior year. Both of these trends have continued into the third quarter. However, productivity, or sales per page, was somewhat improved, as the company reduced the total number of pages mailed during the quarter by about eight percent.

The second quarter ending inventory was about $168 million, down 16 percent from about $200 million in the prior year.

Gross profit in this year's second quarter was $89.5 million, or 45.6 percent of net sales, compared with $82.1 million, or 43.4 percent of net sales, in the second quarter of the prior year. The increase in gross profit margin was due to lower merchandise costs, which were primarily the result of sourcing improvements, as well as less steep markdowns on fewer sales of liquidated merchandise. Liquidations of excess inventory were about 8 percent of the net sales in the quarter just ended, compared with 9 percent in the prior year.

In the quarter just ended, selling, general and administrative expenses increased 5.8 percent to $84.5 million, compared with $79.9 million for last year's second quarter. As a percentage of sales, SG&A was 43.1 percent, compared with 42.3 percent in the same period last year. The increase in the SG&A ratio during the quarter was principally the result of increased bonus and profit sharing accruals and relatively higher order-fulfillment expenses. In addition, as in the first quarter, higher paper prices continued to have a negative impact on SG&A, compared with the prior year. This was partially offset by greater productivity in the catalogs as shown by increased sales per page mailed, especially in the Kids, Corporate Sales, Beyond Buttondowns, and international catalogs.

Net income for the quarter just ended was $3.0 million, or 9 cents per share, compared with $1.7 million, or 5 cents per share, earned in the prior year. Net income for the company's second quarter includes a foreign currency exchange after-tax loss of $0.1 million, compared with an after-tax gain of $0.7 million in the prior year, recorded as other income. Foreign currency exchange gains or losses will occur in response to currency market movements and the company's hedging strategy.

                Six Months Ended August 2, 1996, compared with
                        Six Months Ended July 28, 1995

The company's net sales in the first six months of fiscal 1997 increased 3 percent to $408.0 million from $396.2 million in the same period last year. The increase in net sales was due primarily to the same factors disclosed above for the three months ended August 2, 1996.

                                     15
Gross profit of $184.2 million for the first six months of fiscal 1997 increased 6.6 percent from $172.7 million in the same six-month period last year. As a percentage of net sales, gross profit increased from 43.6 percent in fiscal 1996 to 45.1 percent in fiscal 1997. The increase in gross profit was due principally to the same factors disclosed above for the second quarter ended August 2, 1996. Year-to-date liquidation sales were about 8 percent, compared with 9 percent during the same period last year.

Selling, general and administrative expenses increased 17.8 percent to $171.6 million in the first six months of fiscal 1997 from $168.6 million in the same period last year. As a percentage of net sales, selling, general and administrative expenses decreased to 42.1 percent in fiscal 1997 from 42.6 percent in fiscal 1996. The decrease in the SG&A ratio was primarily the result of better performance of the catalogs.

Net income in the first half of fiscal 1997 was $7.4 million, or 22 cents per share, compared with $3.0 million, or 9 cents per share in the prior year. Net income for the company's first six months includes a foreign currency exchange after-tax loss of $0.3 million, compared with an after-tax gain of $0.9 million in the prior year.

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

In August 1996, the company announced the further expansion of its international operations with the opening of a phone/customer service center in Mettlach, Germany, and the mailing of its first official German language, DM-denominated catalog. The company will continue to explore investment opportunities arising from the expansion of its international businesses and the development of new businesses. While this investment spending has had some negative impact on earnings, it is not expected to have a material effect on liquidity.









                                     16
At August 2, 1996, the company had unsecured domestic credit facilities totaling $110 million, of which about $11 million was used. The company also maintains foreign credit lines for use in foreign operations totaling the equivalent of approximately $28 million, of which $5.6 million was used at August 2, 1996. The company has a separate $20 million bank facility available to fund treasury stock purchases and capital expenditures. This facility runs through December 31, 1996.

The company has substantially completed its May 1994 stock purchase authorization of 2.0 million shares. In July 1996, the company's board of directors authorized the additional purchase of up to 1.0 million shares of the company's common stock. Of the 1.0 million shares, 0.1 million shares had been purchased as of Thursday, September 12, 1996.

Capital expenditures for fiscal 1997 are currently planned to be about $20 million, of which about $6 million had been expended through August 2, 1996. Major projects include new computer hardware and software, expansion of distribution facilities, and leasehold improvements for new retail stores. The company believes that its cash flow from operations and borrowings under its current credit facilities will provide adequate resources to meet its capital requirements and operational needs for the foreseeable future.

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













                                     17
                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         There are no material legal proceedings presently pending, except for routine litigation incidental to the business, to which Lands' End, Inc., is a party or of which any of its property is the subject.

Items 2 and 3 are not applicable and have been omitted.

Item 4.  Submission of Matters to a Vote of Security Holders
         There were no matters submitted to a vote of security holders for the quarter ended August 2, 1996, other than those disclosed in the Form 10-Q dated May 3, 1996, reporting the results of the company's annual meeting.

Item 5.  Other Information
         In July 1996, William E. Ferry joined the company as vice chairman, sales, for the company's core business. Ferry had been executive vice president, merchandising, with Lands' End between 1981 and 1986, at which time he left the firm to become president and chief executive officer for Eastern Mountain Sports headquartered in Peterborough, New Hampshire, where he had spent the last 10 years.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              The following exhibit is filed as part of this report:

              Table                                         Exhibit
              Number   Description                          Number

              (11)     Statement of recomputation of
                       earnings per share                      1

         (b)  Reports on Form 8-K
              A report on Form 8-K was filed July 22, 1996, reporting a meeting with members of the financial community in New York, New York, on Thursday, May 23, 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and chief financial officer.















                                               LANDS' END, INC.



Date:  September 12, 1996               By /s/ BRADLEY K. JOHNSON
                                               Bradley K. Johnson
                                               Senior Vice President and
                                               Chief Financial Officer

                  LIST OF DOCUMENTS INCORPORATED BY REFERENCE

In addition to the exhibits filed with this report, the exhibits listed below have been heretofore filed with the Securities and Exchange Commission as exhibits to the company's registration statement on Form S-8 (File No. 33-63461) and on Form S-1 (File No. 33-08217) or to other filings with the Commission and are incorporated herein as exhibits by reference, pursuant to Rule 24 of the SEC Rules of Practice. The exhibit number of each document so filed is stated next to the description of such exhibit. The file number for all other documents is 1-9769.

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

         Annual Incentive Plan and Long-Term
           Incentive Plan                                        Proxy 1996

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

 (13)    Annual Report to Shareholders for the
           fiscal year ended February 2, 1996                    10-K 1996

                                                               Exhibit 11.1

                       COMPUTATION OF EARNINGS PER SHARE




                        LANDS' END, INC. & SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE
                   (In thousands, except per share amounts)


                                        Three months ended   Six Months Ended
                                        08/02/96  07/28/95  08/02/96  07/28/95

Net income............................. $  2,950  $  1,695  $  7,359  $  3,002

Average shares of common stock
outstanding during the period..........   33,247    34,625    33,437    34,671

Incremental shares from assumed
exercise of stock options (primary)....      197        82       109        93

                                          33,444    34,707    33,546    34,764

Primary earnings per share............. $   0.09  $   0.05  $   0.22  $   0.09

Average shares of common stock
outstanding during the period..........   33,247    34,625    33,437    34,671

Incremental shares from assumed exercise
of stock options (fully diluted).......      197        82       154        93

                                          33,444    34,707    33,591    34,764

Fully diluted earnings per share....... $   0.09  $   0.05  $   0.22  $   0.09

Average shares of common stock
outstanding during the period..........   33,247    34,625    33,437    34,671

Basic earnings per share............... $   0.09  $   0.05  $   0.22  $   0.09