Form 10-Q
period 1996-11-01
LANDS END INC
filed 1996-12-13
CIK 799288

December 13, 1996



Securities and Exchange Commission
Washington, D.C.  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-Q for the quarter ended
November 1, 1996.


Sincerely,


KATHY GIES
Lands' End, Inc.
One Lands' End Lane
Dodgeville, WI  53595








                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                              _______________

                                 FORM 10-Q

(Mark one)
    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the Quarter Ended November 1, 1996
                            OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.

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


          Yes   X                             No


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 13, 1996:

Common stock, $.01 par value 32,442,330 shares outstanding







                      LANDS' END, INC. & SUBSIDIARIES
                            INDEX TO FORM 10-Q


                                                                    Page
PART I.  FINANCIAL INFORMATION                                     Number

   Item 1.  Financial Statements

            Consolidated Statements of Operations for the
               Three Months Ended November 1, 1996, and
               October 27, 1995..................................     3

            Consolidated Statements of Operations for the
               Nine Months Ended November 1, 1996, and
               October 27, 1995..................................     4

            Consolidated Balance Sheets at November 1, 1996,
               and February 2, 1996..............................     5

            Consolidated Statements of Cash Flows for the
               Nine Months Ended November 1, 1996, and
               October 27, 1995..................................     6

            Notes to Consolidated Financial Statements...........  7-14

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

                      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                      LANDS' END, INC. & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)

                                                Three months ended
                                             November 1,   October 27,
                                                1996          1995
                                                    (unaudited)


Net sales                                     $287,420      $235,887

  Cost of sales                                161,333       136,896

Gross profit                                   126,087        98,991

  Selling, general and
    administrative expenses                    115,769        97,480

Income from operations                          10,318         1,511

  Other income (expense):
    Interest expense                              (235)       (1,261)
    Interest income                                  4             -
    Other                                          232         2,691

   Total other income                                1         1,430

Income before income taxes                      10,319         2,941
  Income tax provision                           4,162         1,175

Net income                                    $  6,157      $  1,766

Net income per share                          $   0.19      $   0.05


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      LANDS' END, INC. & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)

                                                Nine months ended
                                             November 1,  October 27,
                                                1996         1995
                                                   (unaudited)

Net sales                                      $695,415    $632,073

  Cost of sales                                 385,122     360,336

Gross profit                                    310,293     271,737

  Selling, general and
    administrative expenses                     287,369     266,071

Income from operations                           22,924       5,666

  Other income (expense):
  Interest expense                                 (404)     (2,236)
  Interest income                                   104          19
  Other                                             (31)      4,497

Total other income (expense), net                  (331)      2,280

Income before income taxes                       22,593       7,946
  Income tax provision                            9,077       3,178

Net income                                     $ 13,516    $  4,768

Net income per share                           $   0.41    $   0.14

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      LANDS' END, INC. & SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)
                                                   November 1,  February 2,
                                                      1996         1996
                                                         (unaudited)
Assets
Current assets:
  Cash and cash equivalents                         $  5,961     $ 17,176
  Receivables                                         10,892        8,064
  Inventory                                          206,939      164,816
  Prepaid advertising                                 18,423       15,824
  Other prepaid expenses                               4,735        5,295
  Deferred income tax benefit                         10,914       10,914
Total current assets                                 257,864      222,089

Property, plant and equipment, at cost:
  Land and buildings                                  72,377       72,248
  Fixtures and equipment                              95,871       83,880
  Leasehold improvements                               3,919        2,912
Total property, plant and equipment                  172,167      159,040
  Less-accumulated depreciation and amortization      69,854       60,055
Property, plant and equipment, net                   102,313       98,985
Intangibles, net                                       2,404        2,423
Total assets                                        $362,581     $323,497

Liabilities and shareholders' investment
Current liabilities:
  Lines of credit                                   $ 26,688     $  9,319
  Accounts payable                                    92,649       62,380
  Reserve for returns                                  5,132        4,555
  Accrued liabilities                                 30,584       23,751
  Accrued profit sharing                               1,541        1,483
  Income taxes payable                                 2,378       13,256
Total current liabilities                            158,972      114,744

Deferred income taxes                                  7,212        7,212
Long-term liabilities                                    473          349

Shareholders' investment:
  Common stock, 40,221 shares issued                     402          402
  Donated capital                                      8,400        8,400
  Additional paid-in capital                          26,230       26,165
  Deferred compensation                               (1,440)      (1,193)
  Currency translation adjustments                       665          360
  Retained earnings                                  273,625      260,109
  Treasury stock, 7,417 and 6,561
    shares at cost, respectively                    (111,958)     (93,051)
Total shareholders' investment                       195,924      201,192
Total liabilities and shareholders' investment      $362,581     $323,497

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                      LANDS' END, INC. & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                                    Nine Months Ended
                                                 November 1,  October 27,
                                                    1996         1995
                                                         (unaudited)

Cash flows from (used for) operating activities:
  Net income                                         $ 13,516    $  4,768
     Adjustments to reconcile net income to net
     cash flows from operating activities-
       Depreciation and amortization                   10,054       9,469
       Deferred compensation expense                     (247)        179
       Loss on disposal of fixed assets                   125         214
       Deferred income taxes                                -      (1,180)
       Changes in current assets and liabilities
       excluding the effects of acquisitions
       and divestitures:
          Receivables                                  (2,828)     (3,712)
          Inventory                                   (42,123)    (91,439)
          Prepaid advertising                          (2,599)    (12,675)
          Other prepaid expenses                          560      (3,501)
          Accounts payable                             30,269      41,529
          Reserve for returns                             577        (642)
          Accrued liabilities                           6,833      (3,873)
          Accrued profit sharing                           58      (1,179)
          Income taxes payable                        (10,878)     (8,107)
        Other                                             429        (467)
Net cash flows from (used for) operating activities     3,746     (70,616)

Cash flows used for investing activities:
  Cash paid for capital additions                     (13,488)    (11,185)
Net cash flows used for investing activities          (13,488)    (11,185)

Cash flows from (used for) financing activities:
  Proceeds from short-term debt                        17,369      96,527
  Tax effect of exercise of stock options                  65          13
   Purchases of treasury stock                        (18,907)    (16,964)
Net cash flows from (used for) financing activities    (1,473)     79,576

Net decrease in cash and cash equivalents             (11,215)     (2,225)
Beginning cash and cash equivalents                    17,176       5,426

Ending cash and cash equivalents                     $  5,961    $  3,201

Supplemental cash flow disclosures:
  Interest paid                                      $    372     $  1,916
  Income taxes paid                                    19,876       14,030

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Information pertaining to November 1, 1996, and the three months ended November 1, 1996, and October 27, 1995, is unaudited)

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

Fiscal year
The company utilizes a 52-53 week fiscal year ending on the Friday nearest January 31. Fiscal 1997 will be a 52-week year ending on January 31, 1997. Fiscal 1996 was a 53-week year that ended on February 2, 1996.

Fair values of financial instruments
The fair value of financial instruments does not materially differ from their carrying values.

Inventory
Inventory, primarily merchandise held for sale, is stated at last-in, first-out (LIFO) cost, which is lower than market. If the first-in, first-out
(FIFO) method of accounting for inventory had been used, inventory would have been approximately $24.5 million and $22.4 million higher than reported at November 1, and February 2, 1996, respectively.


7

                        LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Information pertaining to November 1, 1996, and the three months ended November 1, 1996, and October 27, 1995, is unaudited)

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

Advertising costs reported as prepaid assets were $18.4 million and $15.8 million as of November 1, 1996 and February 2, 1996, respectively.
Advertising expense was $55.9 million and $49.1 million for the three-month periods ended November 1, 1996, and October 27, 1995, respectively. Advertising expense was $132.3 million and $126.2 million reported for the nine-month periods ended November 1, 1996, and October 27, 1995, respectively.

Depreciation
Depreciation expense is calculated using the straight-line method over the estimated useful lives of the assets, which are 20 to 30 years for buildings and land improvements and 5 to 10 years for leasehold improvements and furniture, fixtures, equipment, and software.

Intangibles
Intangible assets consist primarily of goodwill which is being amortized over 40 years on a straight-line basis. Other intangibles are amortized over a period of five years. Total accumulated amortization of these intangibles as reflected on the Consolidated Balance Sheets was $0.5 million and $0.4 million as of November 1, and February 2, 1996, respectively.

Net income per share
Net income per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. The weighted average common shares outstanding were 32.9 million and 33.9 million for the three-month periods ended November 1, 1996, and October 27, 1995, respectively; and 33.3 million and 34.4 million for the nine-month periods ended November 1, 1996, and October 27, 1995, respectively. Common stock equivalents includes awards, grants and stock options which have been issued by the company. The common stock equivalents do not significantly dilute basic earnings per share.

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





8

                        LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Information pertaining to November 1, 1996, and the three months ended November 1, 1996, and October 27, 1995, is unaudited)

The company enters into forward exchange contracts to hedge anticipated foreign currency transactions during the upcoming seasons. The purpose of the company's foreign currency hedging activities is to protect the company from the risk that the eventual dollar cash flows resulting from these transactions will be adversely affected by changes in exchange rates. At November 1, 1996, the company had forward exchange contracts, maturing through January 1998, to sell approximately 3.1 billion Japanese yen and 7.0 million British pounds, and to purchase approximately 1.3 million Canadian dollars. The gains and losses on the outstanding forward exchange contracts are reflected in the financial statements in the period in which the currency fluctuation occurs.

The company also uses import letters of credit to purchase foreign-sourced merchandise. The letters of credit are primarily U.S. dollar-denominated and are issued through third-party financial institutions to guarantee payment for such merchandise within agreed upon time periods. At November 1, 1996, the company had outstanding letters of credit of approximately $28.6 million, all of which had expiration dates of less than one year.

The counterparties to the financial instruments discussed above are primarily two large financial institutions; management believes the risk of counterparty nonperformance on these financial instruments is not significant.

Foreign currency translation
Financial statements of the foreign subsidiaries are translated into U.S. dollars in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 52. Translation adjustments are accumulated in a separate component of stockholder's equity. Foreign currency exchange gains and losses reflected before taxes on the Consolidated Statements of Operations included a gain of $0.01 million and $2.4 million for the three-month periods ended November 1, 1996, and October 27, 1995, respectively; and a loss of $0.5 million and a gain of $4.0 million for the nine-month periods ended November 1, 1996, and October 27, 1995, respectively.

Postretirement benefits
The company does not currently provide any postretirement benefits for employees other than profit sharing and a 401(k) plan (see Note 7).

Reclassification
Certain financial statement amounts have been reclassified to be consistent with the fiscal 1997 presentation.

Accounting Standards
In fiscal 1997, the company adopted Statement of Financial Accounting Standard
(SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The statement requires entities to review long-lived assets and certain intangible assets in certain circumstances, and if the value of the assets is impaired, an impairment loss shall be recognized. There has been no material impact on the company's consolidated financial statements since adopting this standard.





                                     9

                        LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Information pertaining to November 1, 1996, and the three months ended November 1, 1996, and October 27, 1995, is unaudited)

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

Treasury stock
The company has completed its May 1994 stock purchase authorization of 2.0 million shares. In July 1996, the company's board of directors authorized the additional purchase of up to 1.0 million shares of the company's common stock.

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

The following table reflects the activity under the long-term inventive plan:

                                        Awards        Grants

    Balance at January 28, 1994        149,160        10,000
      Granted                                -             -
      Forfeited                        (15,940)      (10,000)
      Vested                           (17,860)            -
    Balance at January 27, 1995        115,360             0
      Granted                                -             -
      Forfeited                         (2,700)            -
      Vested                           (15,980)            -
    Balance at February 2, 1996         96,680             0
      Granted                                -        25,000
      Forfeited                         (6,560)            -
      Vested                            (7,320)            -
    Balance at November 1, 1996         82,800        25,000

The granting of these awards and grants has been recorded as deferred compensation based on the fair market value of the shares at the date of grant. Compensation expense under these plans is recorded as shares vest.









10

                        LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Information pertaining to November 1, 1996, and the three months ended November 1, 1996, and October 27, 1995, is unaudited)

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

Activity under the long-term incentive plan is as follows:

                                                Average
                                                Exercise    Vested
                                    Options      Price      Options

    Balance at January 28, 1994    1,689,200     $13.31     340,000
      Granted                              -          -
      Exercised                     (294,000)    $ 6.72
      Forfeited                     (928,800)    $15.27
    Balance at January 27, 1995      466,400     $13.56     195,480
      Granted                        342,100     $16.50
      Exercised                     (116,000)    $ 7.40
      Forfeited                      (70,800)    $17.55
    Balance at February 2, 1996      621,700     $15.87     150,240
      Granted                        497,000     $19.01
      Exercised                      (42,310)    $14.28
      Forfeited                      (75,990)    $16.69
    Balance at November 1, 1996    1,000,400     $17.43     180,340

The above options currently outstanding vest in accordance to the plan from the date of grant. The outstanding options expire as follows:

                          2001   -      52,000
                          2002   -      40,000
                          2003   -     148,800
                          2005   -     262,600
                          2006   -     497,000
                                     1,000,400

The company adopted SFAS No. 123 "Accounting for Stock-Based Compensation" in the first quarter of fiscal 1997. The statement relates to the measurement of compensation of stock options issued to employees. The statement gives entities a choice of recognizing related compensation expense by adopting a new fair value method determination or to continue to measure compensation using the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effects of using the new measurement criteria. The company elected to continue to use the measurement prescribed by the former standard, and accordingly, the pronouncement had no effect on the company's financial position or results of operations. The company will present the supplemental disclosure in the fiscal 1997 Annual Report on Form 10-K.


11
                        LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Information pertaining to November 1, 1996, and the three months ended November 1, 1996, and October 27, 1995, is unaudited)


NOTE 3.  INCOME TAXES

Under the liability method prescribed by the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," deferred taxes are provided based upon enacted tax laws and rates applicable to the periods in which taxes become payable.

Temporary differences that give rise to deferred tax assets and liabilities as of November 1, and February 2, 1996, are as follows (in thousands):

                              November 1,         February 2,
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

NOTE 4.  LINES OF CREDIT

The company has unsecured domestic lines of credit with various U.S. banks totaling $110 million. There was $11.5 million outstanding at November 1, 1996, at interest rates averaging 6.0%, compared to no outstanding amount on February 2, 1996.

In addition, the company has unsecured lines of credit with foreign banks totaling the equivalent of $43 million for its wholly owned foreign subsidiaries. There was $15.2 million outstanding at November 1, 1996, at interest rates averaging 3.2%, compared to $9.3 million as of February 2, 1996.



12
                        LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Information pertaining to November 1, 1996, and the three months ended November 1, 1996, and October 27, 1995, is unaudited)

NOTE 5.  LONG-TERM DEBT

There was no long-term debt as of November 1, and February 2, 1996.

The company has an agreement that expires December 31, 1996, with a bank for a $20 million credit facility available to fund treasury stock purchases and capital expenditures.

NOTE 6.  LEASES

The company leases store and office space and equipment under various leasing arrangements. The leases are accounted for as operating leases. Total rental expense under these leases was $3.2 million and $3.0 million for the three-month periods ended November 1, 1996, and October 27, 1995, respectively. Rental expense for the nine-month periods ended November 1, 1996, and October 27, 1995, was $9.5 million and $8.6 million, respectively.

Total future fiscal year commitments under these leases as of November 1, 1996, are as follows (in thousands):

                       1997 (three months)   $ 2,936
                       1998                    9,745
                       1999                    6,909
                       2000                    4,978
                       2001                    3,079
                       After 2001              8,276
                                             $35,923

NOTE 7.  RETIREMENT PLAN

The company has a retirement plan which covers most regular employees and provides for annual contributions at the discretion of the board of directors. Also included in the plan is a 401(k) feature which allows employees to make contributions and the company matches a portion of those contributions. Total expense provided under this plan was $1.7 million and $0.8 million for the three-month periods ended November 1, 1996, and October 27, 1995, respectively. Total expenses were $2.9 million and $1.7 million for the nine-month periods ended November 1, 1996, and October 27, 1995, respectively.

NOTE 8:  SALES AND USE TAX

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





13
                        LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Information pertaining to November 1, 1996, and the three months ended November 1, 1996, and October 27, 1995, is unaudited)

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












































                                     14
Item 2.                     Management's Discussion
                                 and Analysis


Results of Operations

              Three Months Ended November 1, 1996, compared with
                      Three Months Ended October 27, 1995

The company's net sales in the third quarter of fiscal 1997 increased 21.8 percent to $287.4 million from $235.9 million in the same quarter last year when sales declined 4.2 percent. On an adjusted calendar-year basis (prior year was a 53-week year), net sales for the quarter just ended were up 17.9 percent. The increase in sales during the quarter just ended was mainly due to improvements in overall catalog productivity, or sales per page, particularly in the specialty catalogs, as well as from sales increases in foreign-based operations. Productivity improvements in the core U.S. business, represented by the monthly and prospecting catalogs, occurred in the last half of the third quarter.

Third quarter ending inventory was $207 million, compared with $260 million a year ago.

Gross profit in the quarter just ended was $126.1 million, or 43.9 percent of net sales, compared with $99.0 million, or 42.0 percent of net sales, in the similar quarter last year. The increase in gross profit margin was due to lower merchandise costs, which were primarily the result of sourcing improvements, higher initial markups, and less steep markdowns on liquidated merchandise. Liquidations of excess inventory were about 13 percent of net sales in the quarter just ended, about the same as in the prior year.

For the third quarter this year, selling, general and administrative expenses increased 19 percent to $115.8 million, compared with $97.5 million for last year's third quarter. As a percentage of net sales, SG&A was 40.3 percent, compared with 41.3 percent in the similar period last year. The decrease in the SG&A ratio was primarily the result of greater productivity in the catalogs as shown by increased sales per page mailed. This was partially offset by increased bonus and profit sharing expenses associated with the higher level of profitability.

Net income for the quarter just ended was $6.2 million, or 19 cents per share, up from the $1.8 million, or 5 cents per share, earned in the prior year's third quarter. The current year's third quarter includes an after-tax charge to earnings of $840,000, or a reduction of 3 cents per share, in connection with the prior sale of the company's wholly owned subsidiary, MontBell America, Inc. The prior year's third quarter included a $1.4 million after-tax benefit to earnings attributable to foreign currency exchange gains, which was recorded as other income. Foreign currency exchange gains or losses occur due to currency market movements and the company's hedging strategy.

               Nine Months Ended November 1, 1996, compared with
                      Nine Months Ended October 27, 1995

The company's net sales in the first nine months of fiscal 1997 increased 10.0 percent to $695.4 million from $632.1 million in the same period last year. The increase in net sales was due primarily to the same factors disclosed above for the three months ended November 1, 1996.


15
Gross profit of $310.3 million for the first nine months of fiscal 1997 increased 14.2 percent from $271.7 million in the same nine-month period last year. As a percentage of net sales, gross profit increased from 43.0 percent in fiscal 1996 to 44.6 percent in fiscal 1997. The increase in gross profit was due principally to the same factors disclosed above for the third quarter ended November 1, 1996. Year-to-date liquidation sales were about 10 percent, compared with 11 percent during the same period last year.

Selling, general and administrative expenses increased 8.0 percent to $287.4 million in the first nine months of fiscal 1997 from $266.1 million in the same period last year. As a percentage of net sales, selling, general and administrative expenses decreased to 41.3 percent in fiscal 1997 from 42.1 percent in fiscal 1996. The decrease in the SG&A ratio was the result of better performance of the catalogs. This was somewhat offset by increased bonus and profit sharing expenses associated with the improved profitability.

Net income in the first nine months of fiscal 1997 was $13.5 million, or 41 cents per share, compared with $4.8 million, or 14 cents per share in the prior year.

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

The company will continue to explore investment opportunities arising from the expansion of its international businesses and the development of new businesses. While this investment spending has had some negative short term impact on earnings, it is not expected to have a material effect on liquidity.

At November 1, 1996, the company had unsecured domestic credit facilities totaling $110 million, of which about $11.5 million was used. The company also maintains foreign credit lines for use in foreign operations totaling the equivalent of approximately $43 million, of which $15.2 million was used at November 1, 1996. The company has a separate $20 million bank facility available to fund treasury stock purchases and capital expenditures. This facility runs through December 31, 1996.

The company has completed its May 1994 stock purchase authorization of 2.0 million shares. In July 1996, the company's board of directors authorized the additional purchase of up to 1.0 million shares of the company's common stock. Of the 1.0 million shares, 0.6 million shares had been purchased as of December 13, 1996.
16

Capital expenditures for fiscal 1997 are currently planned to be about $17 million, of which about $13 million had been expended through November 1, 1996. Major projects include new computer hardware and software, expansion of distribution facilities in Dodgeville, WI, and leasehold improvements for new retail stores. The company believes that its cash flow from operations and borrowings under its current credit facilities will provide adequate resources to meet its capital requirements and operational needs for the foreseeable future.

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

Other
The trend of overall sales increase has not been as strong as the third quarter.

Inventory in the third quarter of fiscal 1997 decreased 20 percent to $207 million, compared to $260 million for last year's third quarter. Lower inventory levels reduce associated interest expenses, but may also result in order fulfillment issues and higher lost sales.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         There were no matters submitted to a vote of security holders for the quarter ended November 1, 1996.

Item 5.  Other Information
         In November 1996, the company's board of directors elected vice chairman of sales William E. Ferry as a director of the company.
         He is also a member of the company's executive committee. Ferry had been executive vice president, merchandising, with Lands' End between 1981 and 1986, at which time he left the firm to become president and chief executive officer for Eastern Mountain Sports for the intervening 10-year period.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              The following exhibit is filed as part of this report:

              Table                                         Exhibit
              Number   Description                          Number

              (11)     Statement of recomputation of
                       earnings per share                      1

         (b)  Reports on Form 8-K
              There were no reports filed on Form 8-K during the three-month period ended November 1, 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and chief financial officer.















                                               LANDS' END, INC.



Date:  December 13, 1996                By /s/ BRADLEY K. JOHNSON
                                               Bradley K. Johnson
                                               Senior Vice President and
                                               Chief Financial Officer

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

 (13)    Annual Report to Shareholders for the
           fiscal year ended February 2, 1996                    10-K 1996

                                                               Exhibit 11.1

                       COMPUTATION OF EARNINGS PER SHARE




                        LANDS' END, INC. & SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE
                   (In thousands, except per share amounts)


                                        Three months ended   Nine Months Ended
                                        11/01/96  10/27/95  11/01/96  10/27/95

Net income............................. $  6,157  $  1,766  $ 13,516  $  4,768

Average shares of common stock
outstanding during the period..........   32,895    33,918    33,255    34,417

Incremental shares from assumed
exercise of stock options (primary)....      193        93       130        93

                                          33,088    34,011    33,385    34,510

Primary earnings per share............. $   0.19  $   0.05  $   0.40  $   0.14

Average shares of common stock
outstanding during the period..........   32,895    33,918    33,255    34,417

Incremental shares from assumed exercise
of stock options (fully diluted)             208        93       208        93

                                          33,103    34,011    33,463    34,510

Fully diluted earnings per share....... $   0.19  $   0.05  $   0.40  $   0.14

Average shares of common stock
outstanding during the period..........   32,895    33,918    33,255    34,417

Basic earnings per share............... $   0.19  $   0.05  $   0.41  $   0.14