Form 10-K405
period 1997-01-31
LANDS END INC
filed 1997-04-28
CIK 799288

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                              _______________

                               FORM 10-K405

(Mark one)
    X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.  (FEE REQUIRED)
          For the fiscal year ended January 31, 1997
                            OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.  (NO FEE REQUIRED)
          For the transition period from ...... to ......

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

As of March 21, 1997, the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was $373,548,917.

The number of shares of Common Stock ($0.01 par value) outstanding as of March 21, 1997, was 32,408,830.

                    DOCUMENTS INCORPORATED BY REFERENCE

             Documents                         Form 10-K Reference

 Notice of 1997 Annual Meeting and             Part III, Items 10,
Proxy Statement dated April 14, 1997              11, 12 and 13






                      Lands' End, Inc. & Subsidiaries
                                 Index To
                        Annual Report On Form 10-K
                      For Year Ended January 31, 1997

Part I.                                                                Page
                                                                       ----
     Item 1.   Business .............................................   3-9
               Executive Officers of the Registrant .................     9
     Item 2.   Properties ........................................... 10-11
     Item 3.   Legal Proceedings ....................................    11
     Item 4.   Submission of Matters to a Vote of Security Holders ..    11

Part II.

     Item 5.   Market for Registrant's Common Equity and Related
                 Shareholder Matters ................................    12
     Item 6.   Selected Consolidated Financial Data .................    13
     Item 7.   Management's Discussion and Analysis of Consolidated
                 Financial Condition and Results of Operations ...... 14-19
     Item 8.   Consolidated Financial Statements and Supplementary
                 Data ............................................... 20-35
     Item 9.   Changes in and Disagreements on Accounting and
                 Consolidated Financial Disclosure...................    36

Part III.

     Item 10.  Directors and Executive Officers of the Registrant....    36
     Item 11.  Executive Compensation ...............................    36
     Item 12.  Security Ownership of Certain Beneficial Owners and
                 Management .........................................    36
     Item 13.  Certain Relationships and Related Transactions .......    36

Part IV.

     Item 14.  Exhibits, Consolidated Financial Statement Schedules,
                 and Reports on Form 8-K ............................    37

Signatures ..........................................................    38













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

   The company's growth strategy has three key elements. First, the company seeks to increase sales from its regular catalogs in the United States both by expanding its customer base and by increasing sales to its existing customers through improvements in its merchandise offerings and creative presentations. Second, the company endeavors to generate additional sales by making targeted mailings of its specialty catalogs to existing and prospective customers. Third, the company is actively pursuing opportunities to apply its merchandising, marketing and order fulfillment skills abroad by continuing its efforts in the United Kingdom and Japan and by the launching of operations in Germany.

Date of Incorporation

   The Registrant was incorporated in Illinois in 1963 and became a Delaware corporation in 1986.

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

   During fiscal 1997, the company mailed 12 issues of its regular monthly (primary) catalog with an average of 147 pages per issue from its U.S. based operations. Worldwide, the company mailed approximately 211 million full-price catalogs, including specialty catalogs and abridged issues.

Regular (Primary) and Prospector Catalogs (U.S. Based Operations)

   Each issue of the regular catalog offers certain basic product lines for men and women (including knit shirts, sweaters, dress and sport shirts, casual pants, dresses, skirts, accessories, and soft luggage) that customers have come to expect. The regular catalog also offers seasonal merchandise, such as swimsuits, outerwear and holiday gifts. In addition to the mailings of the regular catalog, each year Lands' End generally mails two end-of-season clearance catalogs, interim catalogs
                                                                       3

   and a "Last Chance Before Christmas" catalog. The company mails an abridged version of its regular catalog to prospective customers who are identified based on lists of magazine subscribers and customers of other direct marketers and on lists compiled of households meeting certain demographic criteria. In addition, the company identifies prospective new customers through its national advertising campaign.

Specialty Catalogs (U.S. Based Operations)

   In fiscal 1991, the company introduced Kids, Coming Home, and Beyond Buttondowns. The Kids catalog offers children's clothing. The Coming Home catalog offers domestic products, primarily bedding and bath items. Beyond Buttondowns offers men's tailored clothing and accessories. In fiscal 1994, the company introduced Textures, which was revamped as First Person Singular in fiscal 1997. First Person Singular features women's tailored clothing and accessories. In fiscal 1997, the company mailed six issues each of its Kids and Coming Home catalogs, four issues of its Beyond Buttondowns catalogs, and two issues of its First Person Singular catalogs.

   In fiscal 1994, the company purchased a majority interest in The Territory Ahead. In fiscal 1997, The Territory Ahead mailed 7 issues of its catalogs. Also in fiscal 1997, the company signed a non-binding letter of intent to sell its majority interest in The Territory Ahead. In the first quarter of fiscal 1998, the company sold The Territory Ahead and will record an after-tax gain of approximately $5.0 million.

   In fiscal 1994, Corporate Sales, the company's business-to-business catalog, was introduced. Corporate Sales offers quality products to groups, teams and clubs or to companies that use Lands' End's merchandise for corporate premiums or incentive programs. The company's embroidery capabilities allow for the design and monogram of unique logos or emblems for groups. In fiscal 1997, the company mailed five issues of its Corporate Sales catalogs.

   In fiscal 1995, the company purchased the trademark of Willis &
   Geiger Company, a respected brand that offers apparel and related products targeted to the outdoor enthusiast. There were four issues of Willis & Geiger catalogs mailed in fiscal 1997.

   Lands' End had a licensing agreement with MontBell (Japan) from July 1994 to January 1996, through its wholly owned subsidiary
   MontBell America, Inc. Then in January 1997, the company entered into a licensing agreement with MontBell Company, Ltd. (Japan), headquartered in Osaka, Japan, giving Lands' End exclusive rights to use the MONTBELL trademark in the United States, Canada, Mexico, and Europe. Under this new agreement, Lands' End has an exclusive license to use the MONTBELL trademark and product designs in association with the manufacturing, marketing and selling of MONTBELL products as a separate line in Lands' End's regular monthly catalog.

   In fiscal 1998, the company will launch its first Kid's Uniform catalog. This catalog will target the growing uniform trend in many school
   districts, including public ones.                                   4

                 Pan International (U.S. Based Operations)

   Through the company's Pan International business, regular mailings of primary and prospecting catalogs are sent to customers in more than 175 countries throughout the world.

   The company discontinued its licensing agreement with Myer Direct in Australia, but will continue to develop this counter-seasonal business through its Dodgeville operations instead.

                 International (Foreign Based Operations)

   In September 1991, the company launched its first United Kingdom (U.K.) catalog denominated in British pound sterling. In August 1993, the company opened a telephone order and distribution center in Oakham, England, which allowed the company to fill orders locally and greatly reduce delivery time to U.K. customers. Construction of a new office building and distribution center in Oakham will commence in fiscal 1998. Thirteen issues of the pound-denominated U.K. catalog were mailed in fiscal 1997.

   In the fall of 1994, the company launched operations in Japan, and in fiscal 1997, the company mailed six issues of the Japanese-language, yen-denominated catalog. The company's phone center and administrative functions operate from its Yokohama offices. The distribution center moved to Fujieda from Maebashi in fiscal 1997 to accommodate future growth. Packages are delivered from this warehouse in Fujieda which is managed by Lands' End's employees, but is supported by an independent fulfillment company.

   In August 1996, the company launched its first German-language, Deutschemark-denominated catalog. Two issues were mailed during fiscal 1997. The company's phone center and administrative functions operate from its Mettlach offices. Orders are packed and shipped from the Lands' End European distribution center in Oakham, England.

   Alternative Media

   The company believes that ways of reaching customers other than by regular catalog mailings may become increasingly important in the future. The company actively experiments with alternative technologies and offers services to its customers on the Internet's World Wide Web. The company will continue to explore the development of interactive shopping to meet its customer's expectations. However, marketing the company's products through regular and specialty catalogs is expected to remain the primary means of communicating with customers.

   Customers

   A principal factor in the company's success to date has been the development of its own list of active customers, many of whom have been identified through their response to the company's advertising. At the

                                                                    5
   end of fiscal 1997, the company's mailing list consisted of about 25.6 million persons, approximately 9.6 million of whom are viewed as "customers" because they have made at least one purchase from the company within the last 36 months. The company routinely updates and refines this list prior to individual catalog mailings to monitor customer interest as reflected in criteria such as the recency, frequency, dollar amount, and product type of purchases.

   The company believes that its customer list has desirable demographic characteristics and is well-suited to the products offered in the company's catalogs. A customer research survey conducted by the company in the United States during 1996 indicated that approximately 51 percent of its customers were in the 35-54 age group and had median incomes of $60,000. This research indicated that approximately 83 percent of customers attended or graduated from college.

   The company conducts a national advertising campaign intended to build the company's reputation and to attract new customers. In fiscal 1997, this advertising appeared in about 60 national magazines, as well as on national television and radio. In addition, the company advertises in approximately 100 national, regional and local publications in Canada, the U.K., Japan, the Middle East, and in Pacific Rim countries.

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

   The company continues to incorporate innovations in fabric, construction and detail that add value and excitement and differentiate Lands' End from the competition. In order to ensure that products are manufactured to the company's quality standards at reasonable prices, product managers, designers and quality assurance specialists develop the company's own product. They also specify the fibers, fabric construction and manufacturing source for each item and are responsible for the styling and quality features of the products.

   As part of its "direct merchant" philosophy, Lands' End deals directly with its suppliers and seeks to avoid intermediaries. All goods are produced by independent manufacturers, except for most of our soft luggage which is assembled at the company's own facilities. During fiscal 1997, the company purchased merchandise from more than 470 domestic and foreign manufacturers, and no single manufacturer accounted for more than 10 percent of company purchases in each of the last three fiscal years. In fiscal 1997, nearly 37% of our merchandise was imported. The remaining 63% of our merchandise was purchased through United States based suppliers who may source portions of their production through programs in Central America. The company will continue to take advantage of worldwide sourcing without sacrificing
                                                                      6

   customer service or quality standards. The availability and cost of certain foreign products may be affected by United States trade policies and the value of the United States dollar relative to foreign currencies.

   Order Entry and Fulfillment

   The company attempts to simplify catalog shopping as much as possible and believes that its fulfillment systems are among the best in the United States. Lands' End utilizes toll-free telephone numbers which may be called 24 hours a day, seven days a week (except Christmas Day) to place orders or to request a catalog. Approximately 80 - 90 percent of catalog orders are placed by telephone. Telephone calls are answered by as many as 2,800 well-trained sales representatives who utilize on-line computer terminals to enter customer orders and to retrieve information about product characteristics and availability. Additional services are provided through the use of AT&T language lines to serve foreign customers and TDD (telephone device for the deaf). The company's three U.S. telephone centers are located in Dodgeville, Cross Plains and Reedsburg, Wisconsin. International telephone centers are located in Oakham, England, Yokohama, Japan and Mettlach, Germany.

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

   Orders are generally shipped by United Parcel Service (UPS) at various tiered rates dependent upon the total dollar value of each customer's order. Other expedited delivery services are available at additional charges. The company utilizes a two-day UPS service at standard rates, enhancing its customer service.

   Merchandise Liquidation

   Liquidations, sales of overstocks and end-of-season merchandise at reduced prices, were approximately 9 percent, 11 percent and 10 percent of net sales in fiscal 1997, 1996 and 1995, respectively. A majority of liquidation sales were made through catalogs and other print media.
   The balance was sold principally through the company's outlet and inlet retail stores.



                                                                       7
   Competition

   The company's principal competitors are retail stores, including specialty shops, department stores, and other catalog companies. The company may also face increased competition from other retailers as the number of television shopping channels and the variety of merchandise offered through electronic media increase. The apparel retail business in general is intensely competitive. Lands' End competes principally on the basis of merchandise value (quality and price), its established customer list and customer service, including fast order fulfillment and its unqualified guarantee.

   The company is one of the leading catalog companies in the U.S. The company attributes the growth in the catalog industry to many factors including customer convenience, widespread use of credit cards, the use of toll-free telephone lines, customers having less time to shop in stores, and purchasing of product on-line through various computer networks. At the same time, the catalog business is subject to uncertainties in the economy, which result in fluctuating levels of overall consumer spending. Due to the lead times required for catalog production and distribution, catalog retailers may not be able to respond as quickly as traditional retailers in an environment of rapidly changing prices.

   Trademarks

   The company uses the trademarks of "Lands' End" and "Coming Home" on products and catalogs. Some of the trademarks used in the catalogs include "Super-T" shirts, "Squall" jackets and "Drifter" sweaters. With the exception of "Lands' End" and "Coming Home", the company believes that loss or abandonment of any particular trademark would not significantly affect its business.

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

   Employees

   The company believes that its skilled and dedicated workforce is one of its key resources. Employees are not covered by collective bargaining agreements, and the company considers its employee relations to be excellent. As a result of the highly seasonal nature of the company's business, the size of the company's workforce varies, ranging from
                                                                       8
   approximately 5,700 to 8,400 individuals in fiscal 1997. During the peak winter season of fiscal 1997, approximately 4,300 of the company's approximately 8,400 employees were temporary employees.

   Executive Officers of the Registrant

   The following are the executive officers of the company:

   Michael J. Smith, 36, is President and Chief Executive Officer of the company. In 1983, Mr. Smith entered the employ of the company as a Market Research Analyst, became Circulation Manager of Planning in 1985, and was promoted to Manager of Merchandise Planning and Research in 1988. In 1990, he was named Managing Director of Coming Home and was elected Vice President of that business in 1991. He assumed his present position and was elected as director of the company in December 1994.

   William E. Ferry, 56, is Vice Chairman of Sales since rejoining the company in July 1996. Mr. Ferry served as Executive Vice President, Merchandising, with the company between 1981 and 1986. Mr. Ferry was the President and Chief Executive Officer for Eastern Mountain Sports from 1986 until 1996. He has been serving as a director of the company since November 1996.

   Stephen A. (Chip) Orum, 51, is Executive Vice President and Chief Operating Officer. Mr. Orum joined the company as Vice President and Chief Financial Officer in June 1991, and was appointed Senior Vice President and Chief Financial Officer in February 1993. He was promoted to his present position in October 1994. Mr. Orum was employed by Jos.
   A. Bank Clothiers, Inc. since 1982 in various capacities, reaching the position of Executive Vice President and Chief Financial Officer.

   Bradley K. Johnson, 40, is Senior Vice President, Chief Administrative Officer and Chief Financial Officer. Mr. Johnson joined the company in May 1996 assuming his current position. He was employed by Wilsons The Leather Experts, a subsidiary of Melville Co. since 1989 in various capacities, reaching the position of Vice President of Operations and Chief Financial Officer.

   Francis P. Schaecher, 49, is Senior Vice President of Operations. Mr. Schaecher joined the company in 1982 as Operations Manager. He served as Vice President of Operations from 1983 until 1990, at which time he assumed his present position.

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

Item 2.  Properties

   The following table sets forth certain information of the company and its subsidiaries relating to their principal facilities as of January 31, 1997. None of these properties is subject to mortgage or collateral assignment.

                                                               Type of
     Location                                                  Interest
     Domestic Properties:
       Wisconsin:
         Warehouses in Dodgeville and Reedsburg                Owned
         Phone centers and offices in Dodgeville,
           Cross Plains and Reedsburg                          Owned
         Activity Center in Dodgeville                         Owned
         Hangars in Madison and Mineral Point                  Owned
         Outlet stores in Brookfield, Fox Point,
           Madison, Oshkosh, and Dodgeville                    Leased
         Offices in Madison                                    Leased

       Iowa:
         Manufacturing plants in West Union and Elkader        Owned
         Outlet stores in Iowa City and West Des Moines        Leased

       Illinois:
         Outlet stores in Chicago, Evanston, Lombard,
           Niles, Schaumburg, Vernon Hills, Champaign,
           Springfield, and Rockford                           Leased

       Minnesota:
         Inlet (B) stores in Richfield and Minnetonka          Leased

       New York:
         Inlet store in Rochester                              Leased

       California:
         Warehouse, phone center, offices, and retail          Leased(A)
           store in Santa Barbara

     International Properties:
       United Kingdom:
         Warehouse, phone center, outlet store,                Leased
           and offices in Oakham
         Outlet store in Bicester Village                      Leased
       Japan:
         Warehouse in Fujieda City                             Leased
         Offices and phone center in Yokohama                  Leased
       Germany:
         Offices and phone center in Mettlach                  Leased

  The company believes that its facilities are in good condition, well maintained and suitable for their intended uses. The company will expand

                                                                       10
  its facilities in Dodgeville, Wisconsin, and the United Kingdom to allow for future growth. The company plans to open additional inlet and outlet retail stores.

  (A)  Leased by The Territory Ahead

  (B) The company introduced its "inlet" (originally known only as outlet) concept during fiscal 1997 with the opening of its store in Richfield, Minnesota. The "inlet" store enhances the traditional outlet "overstock" store and offers face-to-face catalog shopping within a store. The "inlet" stores carry a limited selection of Lands' End signature items at regular catalog prices, along with expanded customer service that catalog customers have come to expect.

Item 3.  Legal Proceedings

   There are no material legal proceedings presently pending, except for routine litigation incidental to the business, to which the company is a party or of which any of its property is the subject.

Item 4.  Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 1997.




























                                                                       11


                                  PART II.

Item 5.   Market for Registrant's Common Equity and Related
          Shareholder Matters

   Market Information

   The common stock of the company is listed and traded on the New York Stock Exchange. The stock tables in most daily newspapers list the company as "LandsE". Ticker symbol: LE. See Item 10 "Consolidated Quarterly Analysis" for information on the high and low stock prices of the company's common stock. The closing price of the company's stock on the New York Stock Exchange on March 21, 1997, was $27 7/8 per share.

   Shareholders

   As of March 21, 1997, the number of shareholders of record of common stock of the company was 2,581. This number excludes shareholders whose stock is held in nominee or street name by brokers.

   Dividends

   See Item 7 "Liquidity and capital resources" of Management's Discussion and Analysis for the company's decision not to pay cash dividends during fiscal years 1997, 1996 and 1995.

   Stock Split

   In May 1994, the company declared a two-for-one split in the company's common stock that was effected as a stock dividend payable on June 15, 1994, to shareholders of record as of May 31, 1994.





















                                                                       12
Item 6.   Selected Consolidated Financial Data

FIVE-YEAR CONSOLIDATED FINANCIAL SUMMARY (unaudited)
(In thousands, except per share data)

                                            Fiscal Year
Fiscal Year                 1997       1996      1995      19942      1993
 Income statement data:
 Net sales             $1,118,743  $1,031,548  $992,106  $869,975  $733,623
 Pretax income             84,919      50,925    59,663    69,870    54,033
  Percent to net sales       7.6%        4.9%      6.0%      8.0%      7.4%
 Net income before
  cumulative effect of
  change in accounting     50,952      30,555    36,096    42,429    33,500
 Cumulative effect of
  accounting change             -           -         -     1,300         -
 Net income                50,952      30,555    36,096    43,729    33,500

Per share of common stock: 1
 Net income per share
  before cumulative
  effect of change in
  accounting                $1.54       $0.89     $1.03     $1.18     $0.92
 Cumulative effect of
  change in accounting          -           -         -       .04         -
 Net income per share       $1.54       $0.89     $1.03     $1.22     $0.92
 Cash dividends per share       -           -         -     $0.10     $0.10
 Common shares outstanding 32,442      33,659    34,826    35,912    36,056

Balance sheet data:
 Current assets          $272,039    $222,089  $198,168  $192,276  $137,531
 Current liabilities      145,566     114,744   102,717    91,049    67,315
 Property, plant, equipment
  and intangibles, net    106,006     101,408    99,444    81,554    74,272
 Total assets             378,045     323,497   297,612   273,830   211,803
 Noncurrent liabilities     9,474       7,561     5,767     5,496     5,100
 Shareholders'
  investment              223,005     201,192   189,128   177,285   139,388
Other data:
 Net working capital     $126,473    $107,345  $ 95,451  $101,227  $ 70,216
 Capital expenditures      17,992      14,780    27,005    16,958     9,965
 Depreciation and
  amortization expense     13,558      12,456    10,311     8,286     7,900
 Return on average
  shareholders'
  investment                  24%         16%       20%       28%       25%
 Return on average assets     15%         10%       13%       18%       16%

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



                                                                        13

Item 7. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

Results of operations for fiscal 1997, compared with fiscal 1996

Fiscal 1997 was a year of marked improvement. Sales began to improve strongly in the last part of the third quarter. Because of this, we began the holiday season with lower than optimal inventory levels and had to disappoint more customers than in past seasons. Gross profit margins improved throughout the year, as did the performance of the catalogs, resulting in a 67 percent increase in net income for the year. Lands' End operates on a 52-53 week year. Fiscal 1997 and fiscal 1995 were 52-week years, and fiscal 1996 was a 53-week year.

Consolidated statements of operations presented as a percentage of net sales:


                                           For the period ended
                                January 31,    February 2,     January 27,
                                   1997           1996            1995

Net sales                         100.0%         100.0%          100.0%

Cost of sales                      54.5           57.0            57.6

Gross profit                       45.5           43.0            42.4

Selling, general and
  administrative expenses          37.9           38.0            36.0
Charges from sale of subsidiary     0.1            0.2             0.4

Income from operations              7.5            4.8             6.0
Interest income (expense), net      0.1           (0.3)           (0.2)
Other                               0.0            0.4             0.2

Income before income taxes          7.6            4.9             6.0
Income tax provision                3.0            1.9             2.4

Net income                          4.6%           3.0%            3.6%















                                                                       14

Net sales grew by 8.5 percent

Net sales for the 52-week year just ended totaled $1.119 billion, compared with $1.032 billion in the prior 53-week year, an increase of 8.5 percent. Our sales increase in fiscal 1997 came mainly from growth in our specialty, and international businesses, as well as from growth in our core business, represented by the monthly and prospecting catalogs. This is primarily the result of improvements in overall catalog productivity, or sales per page, especially in our specialty catalogs. Productivity improvements and growth in the core U.S. business were the result of stronger creative presentations and more compelling products. The core U.S. business accounted for about 60 percent of total net sales in the year just ended. For the year, worldwide, we mailed 211 million full-price catalogs, compared to the prior year's 200 million. However, the total number of pages mailed was reduced by about 3 percent.

Our inventory balance at the end of fiscal 1997 was $142 million, down 14 percent from fiscal 1996 ending inventory of $165 million. Because of strong sales in the third quarter of fiscal 1997, we entered the holiday season with lower inventory levels and were unable to fill orders at our usual seasonal rate in the fourth quarter. For the year, we shipped 86 percent of items ordered by customers at the time the order was placed, compared with 90 percent in the prior year. This resulted in disappointing many of our customers and increased both lost sales and the cost of shipping a higher level of backorders.

Gross profit margin improved

Gross profit increased 15 percent to $510 million in fiscal 1997, compared with $444 million in fiscal 1996. As a percentage of net sales, gross profit rose to 45.5 percent in fiscal 1997, compared with 43.0 percent in fiscal 1996. Our gross profit margin improvement was primarily due to lower costs associated with liquidating overstocked product, lower merchandise costs through improvements in sourcing and from a greater proportion of sales from higher margin businesses. Liquidation of out-of-season and overstocked merchandise was 9 percent of net sales in fiscal 1997, compared with 11 percent in the prior year.

In fiscal 1997, inflationary pressure was low, and costs of inventory purchases increased 1.0 percent, compared with 1.8 percent in fiscal 1996.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses rose 8 percent in fiscal 1997 to $424 million, from $392 million in fiscal 1996. As a percentage of sales, SG&A was 37.9 percent in fiscal 1997, compared with
38.0 percent in fiscal 1996. Increased productivity of the catalogs, as well as a larger number of orders and higher average order volume, benefitted our SG&A expenses. This was mostly offset by increased bonus and profit sharing expenses associated with our improved profitability.
For the year as a whole, paper prices were flat. The cost of producing and mailing catalogs represented about 42 percent and 43 percent of total SG&A in fiscal 1997 and 1996, respectively.






                                                                       15
Depreciation and amortization expense was $13.6 million, up 9 percent from the prior year, primarily because of equipment, buildings, computer hardware, and computer software. Rental expense was $12.8 million, up 11 percent, mainly due to increased computer-related rentals and building rentals. In fiscal 1997, we opened two additional stores in Minnesota and one in New York to liquidate excess inventory.

Utilization of credit lines decreased

Because of lower inventory levels throughout the year, borrowing under our short-term lines of credit decreased, reducing our interest expense by more than $2 million from fiscal 1996. With more cash to invest, our interest income increased to $1.1 million in fiscal 1997 from $0.3 million in fiscal 1996. In addition, we purchased about $30 million in treasury stock and spent $18 million in capital expenditures. Our lines of credit peaked at $27 million in October 1996, compared with a peak of $104 million in the prior year. At January 31, 1997, we had short-term debt outstanding for foreign subsidiaries of $11.2 million and no long-term debt outstanding.

Net income increased

Net income in fiscal 1997 was $51.0 million, up 67 percent from the $30.6 million earned in the prior year. Earnings per common share for the year just ended were $1.54, compared with $0.89 per share in fiscal 1996.

As previously reported, we took after-tax charges to earnings in the third quarter of fiscal 1997 of $840,000, or a reduction of $0.03 per share, and in the fourth quarter of fiscal 1996 of $1.1 million, also a reduction of $0.03 per share. These charges were in connection with the fiscal 1996 sale of our wholly owned subsidiary MontBell America, Inc. Before the effect of these after-tax charges, net income for fiscal 1997 was $51.8 million, or $1.57 per share, compared with $31.7 million, or $0.92 per share in fiscal 1996. The company's investment in MontBell America, Inc. is zero as of January 31, 1997.

The Territory Ahead sold

During the first quarter of fiscal 1998, the company sold its majority interest in The Territory Ahead to The International Cornerstone Group, Inc. of Boston, Massachusetts, resulting an after-tax gain of approximately $5.0 million. The after-tax gain will be recorded in the first quarter of fiscal 1998.

Fiscal 1996 compared with fiscal 1995

Fiscal 1996 was a tough year. Soft apparel demand throughout the industry, coupled with significant cost increases in paper prices and postal rates, affected Lands' End greatly. Our sales increase was weak, and profitability declined. However, there were encouraging results from our strong growth in Japan, in the United Kingdom and from new business ventures. Additionally, customer reaction to the quality improvements made in some of our core products was rewarding.

Net sales for the 53-week year of fiscal 1996 totaled $1.032 billion, compared with $0.992 billion in the prior 52-week year, an increase of 4 percent. Adjusting for the one-week difference, sales in fiscal 1996 rose 3 percent compared to fiscal 1995. Sales in the United States from our core monthly and prospecting catalogs were down from fiscal 1995 and

                                                                       16
accounted for about two-thirds of total net sales. More than the entire increase in sales in fiscal 1996 came from growth in international and new businesses. Because of higher paper prices and postal rates, we reduced prospecting for new customers in fiscal 1996 and also slightly reduced the total number of pages mailed. This resulted in fewer new customers acquired in fiscal 1996 compared with the prior year. Worldwide, the number of full-price catalogs mailed increased by about 5 percent to 200 million in fiscal 1996 from 191 million in fiscal 1995.

Inventory was at $165 million at the end of fiscal 1996, compared with $169 million at the end of fiscal 1995. For the year, we were able to ship about 90 percent of items ordered by customers at the time the order was placed, compared with 88 percent in fiscal 1995.

Gross profit increased

Gross profit increased 5 percent to $444 million in fiscal 1996, compared with $421 million in fiscal 1995. As a percentage of net sales, gross profit rose to 43.0 percent in fiscal 1996 and 42.4 percent in fiscal 1995. The improvement in gross profit margin was mainly due to lower merchandise costs, primarily from improvements in sourcing, as well as from a greater proportion of sales from higher margin businesses. Liquidation of out-of-season and overstocked merchandise was about 11 percent of net sales in fiscal 1996 and 10 percent in fiscal 1995.

Costs of inventory purchases increased 1.8 percent in fiscal 1996, compared to 0.1 percent in fiscal 1995.

Selling, general and administrative expenses

Selling, general and administrative expenses rose 10 percent in fiscal 1996 to $392 million, from $358 million in fiscal 1995. As a percentage of sales, SG&A increased to 38.0 percent in fiscal 1996 from 36.0 percent in fiscal 1995. The increase in the SG&A ratio was primarily due to higher paper prices and postal rates and lower sales per catalog mailed in the United States. Higher paper prices and postal rates increased expenses by about $20 million in fiscal 1996. The costs of producing and mailing catalogs represented about 43 percent of total SG&A in fiscal 1996 and 41 percent in fiscal 1995. Other operating expenses as a percentage of sales were about the same as the prior year. While payroll costs were relatively higher in fiscal 1996, this was mostly offset by lower bonuses and consulting fees.

Depreciation and amortization expense was $12.5 million, up 21 percent from the prior year, mainly for computer software and equipment. Rental expense was $11.6 million, up 34 percent, primarily due to increased computer-related rentals and building rentals.

Utilization of credit lines remained stable

Because of stable inventory levels throughout the year, borrowing under our short-term lines of credit to meet peak inventory needs was about the same as in the prior year. During fiscal 1996, the company purchased about $20 million in treasury stock and spent $15 million in capital expenditures. Our lines of credit peaked at $104 million in October 1995, compared with a peak of $106 million in the prior year. At February 2, 1996, we had only short-term debt outstanding for a foreign subsidiary of $9.3 million and no long-term debt outstanding.

                                                                       17
Net income decreased

Net income was $30.6 million, down 15 percent from the $36.1 million earned in fiscal 1995. Earnings per common share in fiscal 1996 were $0.89, compared with $1.03 per share in fiscal 1995. Net income after taxes for fiscal 1996 included $2.4 million in foreign currency exchange gains, recorded as other income.

As previously reported, we took after-tax charges to earnings in the fourth quarter of fiscal 1996 of $1.1 million, a reduction of $0.03 per share, and in the fourth quarter of fiscal 1995 of $2.1 million, a reduction of $0.06 per share. These were in connection with the sale of our wholly owned subsidiary, MontBell America, Inc. Before the effect of these after-tax charges, net income for fiscal 1996 was $31.7 million, or $0.92 per share, compared with $38.2 million, or $1.09 per share in fiscal 1995.

The Christmas season is our busiest

Our business is highly seasonal. The fall/winter season is a five-month period ending in December. In the longer spring/summer season, orders are fewer and the merchandise offered generally has lower unit selling prices than products offered in the fall/winter season. As a result, net sales are usually substantially greater in the fall/winter season, and SG&A as a percentage of net sales is usually higher in the spring/summer season. Additionally, as we continue to refine our marketing efforts by experimenting with the timing of our catalog mailings, quarterly results may fluctuate.

Nearly 40 percent of our annual sales came in the fourth quarter of fiscal years 1997 and 1996. About 75 percent and 85 percent of before-tax profit was realized in the same quarter of fiscal 1997 and 1996, respectively.

Liquidity and capital resources

To date, the bulk of our working capital needs have been met through funds generated from operations and from short-term bank loans. Our principal need for working capital has been to meet peak inventory requirements associated with our seasonal sales pattern. In addition, our resources have been used to purchase treasury stock and make asset additions.

During fiscal 1995, the board of directors evaluated its dividend practice whereby it had paid annual dividends. Given our intent to buy back additional shares, the payment of a cash dividend is not planned for the foreseeable future.

We will continue to explore investment opportunities arising from the expansion of our international businesses and the development of new businesses. While this investment spending has had some negative impact on earnings, it is not expected to have a material effect on liquidity.

At January 31, 1997, we had unsecured domestic credit facilities totaling $110 million, all of which was unused. The company also maintains foreign credit lines for use in foreign operations totaling the equivalent of approximately $38 million, of which $11.2 million was used at January 31, 1997. The company has a separate $20 million bank facility available to fund treasury stock purchases and capital expenditures. This facility runs through May 31, 1997, at which time the company expects to renew it.


                                                                       18
The company's board of directors authorized the purchase of up to 1.0 million shares and 1.5 million shares of the company's common stock in July 1996 and January 1997, respectively. Of the total of those 2.5 million shares, 0.6 million shares had been purchased as of January 31, 1997.
Since fiscal 1990, the company's board of directors has authorized the purchase of a total of 10.7 million shares of the company's common stock.
A total of 1.3 million, 1.3 million, and 1.4 million shares have been purchased in the fiscal years ended January 31, 1997, February 2, 1996, and January 27, 1995, respectively. The total cost of the purchases was $30.1 million, $20.0 million, and $28.0 million for fiscal 1997, 1996 and 1995, respectively.

Capital investment

Capital investment was about $18 million in fiscal 1997. Major projects included new computer hardware and software, leasehold improvements for new retail stores and the expansion of distribution facilities in Dodgeville, Wisconsin.

In the coming year, we plan to invest about $43 million in capital improvements. Major projects will include an additional office building and the expansion of distribution facilities in Dodgeville, Wisconsin, a new distribution and phone center in Oakham, England, new computer hardware and software, and material handling equipment. We believe cash flow from operations and borrowings under our current credit facilities will provide adequate resources to meet our capital requirements and operational needs for the foreseeable future.

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






                                                                       19

Item 8.  Consolidated Financial Statements and Supplementary Data

Consolidated Statements of Operations
Lands' End, Inc. & Subsidiaries
(In thousands, except per share data)
                                                 For the period ended

                                      January 31,  February 2,  January 27,
                                         1997         1996          1995

Net sales                             $1,118,743  $1,031,548      $992,106

  Cost of sales                          609,168     588,017       571,265

Gross profit                             509,575     443,531       420,841

  Selling, general and
    administrative expenses              424,390     392,484       357,516
  Charges from sale of subsidiary          1,400       1,882         3,500

Income from operations                    83,785      49,165        59,825

Other income (expense):
  Interest expense                          (510)     (2,771)       (1,769)
  Interest income                          1,148         253           307
  Other                                      496       4,278         1,300

  Total other income (expense), net        1,134       1,760          (162)

Income before income taxes                84,919      50,925        59,663
Income tax provision                      33,967      20,370        23,567

Net income                            $   50,952  $   30,555      $ 36,096

Net income per share                  $     1.54  $     0.89      $   1.03

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.





















                                                                       20
Consolidated Balance Sheets
Lands' End, Inc. & Subsidiaries
(In thousands)                                       January 31,  February 2,
                                                        1997         1996
Assets
Current assets:
  Cash and cash equivalents                           $ 92,827     $ 17,176
  Receivables                                            8,739        8,064
  Inventory                                            142,445      164,816
  Prepaid advertising                                   11,066       15,824
  Other prepaid expenses                                 5,440        5,295
  Deferred income tax benefits                          11,522       10,914
Total current assets                                   272,039      222,089

Property, plant and equipment, at cost:
  Land and buildings                                    72,360       72,248
  Fixtures and equipment                                98,642       83,880
  Leasehold improvements                                 4,291        2,912
  Construction in progress                               1,337            -
Total property, plant and equipment                    176,630      159,040
  Less-accumulated depreciation and amortization        72,946       60,055
Property, plant and equipment, net                     103,684       98,985
Intangibles, net                                         2,322        2,423
Total assets                                          $378,045     $323,497

Liabilities and shareholders' investment
Current liabilities:
  Lines of credit                                     $ 11,195     $  9,319
  Accounts payable                                      76,585       62,380
  Reserve for returns                                    5,184        4,555
  Accrued liabilities                                   28,141       23,751
  Accrued profit sharing                                 2,937        1,483
  Income taxes payable                                  21,524       13,256
Total current liabilities                              145,566      114,744

Deferred income taxes                                    8,814        7,212
Long-term liabilities                                      660          349

Shareholders' investment:
  Common stock, 40,221 shares issued                       402          402
  Donated capital                                        8,400        8,400
  Additional paid-in capital                            26,230       26,165
  Deferred compensation                                 (1,370)      (1,193)
  Currency translation adjustments                         378          360
  Retained earnings                                    311,061      260,109
  Treasury stock, 7,778 and 6,561
    shares at cost, respectively                      (122,096)     (93,051)
Total shareholders' investment                         223,005      201,192
Total liabilities and shareholders' investment        $378,045     $323,497

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.







                                                                         21
Consolidated Statement of Shareholders' Investment
Lands' End, Inc. & Subsidiaries
(In thousands)
                                              For the period ended
                                   Jan. 31, 1997  Feb. 2, 1996  Jan. 27, 1995
Common Stock
  Beginning balance                   $     402      $    402       $    201
  Two-for-one stock split                     -             -            201
  Ending balance                      $     402      $    402       $    402

Donated Capital Balance               $   8,400      $  8,400       $  8,400

Additional Paid-in Capital
  Beginning balance                   $  26,165      $ 25,817       $ 24,888
  Tax benefit of stock
   options exercised                         65           348          1,130
  Two-for-one stock split                     -             -           (201)
  Ending balance                      $  26,230      $ 26,165       $ 25,817

Deferred Compensation
  Beginning balance                   $  (1,193)     $ (1,421)      $ (2,001)
  Issuance of treasury stock               (494)            -              -
  Amortization of deferred
   compensation                             317           228            580
  Ending balance                      $  (1,370)     $ (1,193)      $ (1,421)

Foreign Currency Translation
  Beginning balance                   $     360      $    284       $    246
  Adjustment for the year                    18            76             38
  Ending balance                      $     378      $    360       $    284

Retained Earnings
  Beginning balance                   $ 260,109      $229,554       $193,460
  Net income                             50,952        30,555         36,096
  Issuance of treasury stock                  -             -             (2)
  Ending balance                      $ 311,061      $260,109       $229,554

Treasury Stock
  Beginning balance                   $ (93,051)     $(73,908)      $(47,909)
  Purchase of treasury stock            (30,143)      (20,001)       (27,979)
  Issuance of treasury stock              1,098           858          1,980
  Ending balance                      $(122,096)     $(93,051)      $(73,908)

Total Shareholders' Investment        $ 223,005      $201,192       $189,128

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Consolidated Statements of Cash Flows
Lands' End, Inc. & Subsidiaries
(In thousands)                                  Jan. 31,   Feb. 2,   Jan. 27,
                                                  1997       1996      1995
Cash flows from operating activities:
  Net income                                    $ 50,952   $ 30,555  $ 36,096
  Adjustments to reconcile net income to net
    cash flows from operating activities-
    Depreciation and amortization                 13,558     12,456    10,311
    Deferred compensation expense                    317        228       580
    Deferred income taxes                            994       (669)   (2,645)
    Loss on disposal of fixed assets                 325      1,544       901
    Changes in assets and liabilities excluding the
      effects of acquisitions and divestitures:
      Receivables                                   (675)    (4,888)     (264)
      Inventory                                   22,371      1,423   (16,544)
      Prepaid advertising                          4,758     (8,318)     (580)
      Other prepaid expenses                        (145)    (1,611)    1,177
      Accounts payable                            14,205      9,618    (2,093)
      Reserve for returns                            629       (456)    1,104
      Accrued liabilities                          4,390     (2,208)    8,509
      Accrued profit sharing                       1,454       (196)     (597)
      Income taxes payable                         8,268      3,877    (1,671)
    Other                                            394         37       177
Net cash flows from operating activities         121,795     41,392    34,461

Cash flows from investing activities:
  Cash paid for capital additions and
    businesses acquired                          (18,481)   (13,904)  (32,102)
  Proceeds from divestiture                            -      1,665         -
Net cash flows used for investing activities     (18,481)   (12,239)  (32,102)

Cash flows from financing activities:
  Proceeds from short-term borrowings              1,876      1,780     7,539
  Payment of long-term debt                            -        (40)      (40)
  Purchases of treasury stock                    (30,143)   (20,001)  (27,979)
  Issuance of treasury stock                         604        858     1,978
Net cash flows used for financing activities     (27,663)   (17,403)  (18,502)

Net increase (decrease) in cash
  and cash equivalents                            75,651     11,750   (16,143)

Beginning cash and cash equivalents               17,176      5,426    21,569

Ending cash and cash equivalents                $ 92,827   $ 17,176  $  5,426

Supplemental cash flow disclosures:
  Interest paid                                 $    517   $  2,833  $  2,828
  Income taxes paid                               25,261     16,896    27,595

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

    Year-end

    The company's fiscal year is comprised of 52-53 weeks ending on the Friday closest to January 31. Fiscal 1997 was a 52-week year that ended on January 31, 1997. Fiscal 1996 was a 53-week year that ended on February 2, 1996. The additional week was added in the fourth quarter of fiscal 1996. Fiscal 1995 was a 52-week year that ended on January 27, 1995.

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

    Inventory

    Inventory, primarily merchandise held for sale, is stated at last-in, first-out (LIFO) cost, which is lower than market. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventory would have been approximately $23.1 million and $22.4 million higher than reported at January 31, 1997 and February 2, 1996, respectively.

    Advertising

    The company expenses the costs of advertising for magazines, television, radio, and other media the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits.

    Direct-response advertising consists primarily of catalog production and mailing costs which are generally amortized within three months from the date catalogs are mailed.

Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

    Advertising costs reported as prepaid assets were $11.1 million and $15.8 million as of January 31, 1997, and February 2, 1996, respectively. Advertising expense was $195.7 million, $188.3 million and $162.0 million for fiscal years ended January 31, 1997, February 2, 1996, and January 27, 1995, respectively.

    Depreciation

    Depreciation expense is calculated using the straight-line method over the estimated useful lives of the assets, which are 20 to 30 years for buildings and land improvements and five to 10 years for leasehold improvements and furniture, fixtures, equipment, and software. The company provides one-half year of depreciation in the year of addition and retirement.

    Intangibles

    Intangible assets consist primarily of goodwill which is being amortized over 40 years on a straight-line basis. Other intangibles are amortized up to a period of five years. Total accumulated amortization of these intangibles as reflected on the Consolidated Balance Sheets was $0.8 million and $0.4 million at January 31, 1997, and February 2, 1996, respectively.

    Reserve for losses on customer returns

    At the time of sale, the company provides a reserve equal to the gross profit on projected merchandise returns, based on its prior returns experience.

    Net income per share

    Net income per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. The weighted average common shares outstanding were 33.1 million, 34.2 million and 35.2 million for fiscal years 1997, 1996 and 1995, respectively. Common stock equivalents include awards, grants and stock options which have been issued by the company. The common stock equivalents do not significantly dilute earnings per share.

    Financial instruments with off-balance-sheet risk

    The company is party to financial instruments with off-balance-sheet risk in the normal course of business to reduce its exposure to fluctuations in foreign currency exchange rates and to meet financing needs.

Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

    The company enters into forward exchange contracts and options to hedge anticipated foreign currency transactions during the upcoming seasons.
    The purpose of the company's foreign currency hedging activities is to protect the company from the risk that the eventual dollar cash flows resulting from these transactions will be adversely affected by changes in exchange rates. At January 31, 1997, the company had forward exchange contracts, maturing through January 1998, to sell approximately 2.2 billion Japanese yen and 8.3 million British pounds and to purchase approximately 3.4 million Canadian dollars. In addition, the company purchased forward currency options to sell 0.5 billion Japanese yen through December 1997. The gains and losses on the outstanding forward exchange contracts are reflected in the financial statements in the period in which the currency fluctuation occurs.

    The company also uses import letters of credit to purchase foreign-sourced merchandise. The letters of credit are primarily U.S. dollar-denominated and are issued through third-party financial institutions to guarantee payment for such merchandise within agreed-upon time periods. At
    January 31, 1997, the company had outstanding letters of credit of approximately $22 million, all of which had expiration dates of less than one year.

    The counterparties to the financial instruments discussed above are primarily two large financial institutions; management believes the risk of counterparty nonperformance on these financial instruments is not significant.

    Foreign currency and transactions

    Financial statements of the foreign subsidiaries are translated into U.S. dollars in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 52. Translation adjustments are accumulated in a separate component of stockholder's equity. Foreign currency transaction gains and losses reflected on the Consolidated Statements of Operations included a gain of $0.2 million, $4.1 million and $0.8 million in fiscal 1997, 1996, and 1995, respectively.

    Fair values of financial instruments

    The fair value of financial instruments does not materially differ from their carrying values.

    Reclassifications

    Certain financial statement amounts have been reclassified to be consistent with the fiscal 1997 presentation.

    Accounting standards

    In fiscal 1997, the company adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". There has been no material impact on the company's consolidated financial statements since adopting this standard.

Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

    In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". The standard revises the computation and presentation of earnings per share and will be adopted by the company in the fourth quarter of fiscal 1998. The company does not expect the adoption of this standard to have a material impact on the reported earnings per share.

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

    Capital stock

    The company currently has 160 million shares of $0.01 par value common stock. The company is authorized to issue 5 million shares of preferred stock, $0.01 par value. The company's board of directors has the authority to issue shares and to fix dividend, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions of the preferred stock. No preferred shares have been issued.

    Treasury stock

    The company's board of directors has authorized the purchase of a total of
    10.7 million shares of the company's common stock. A total of 8.8 million, 7.5 million and 6.2 million shares had been purchased as of January 31, 1997, February 2, 1996, and January 27, 1995, respectively.

    Treasury stock summary:                For the period ended
                               Jan. 31, 1997  Feb. 2, 1996   Jan. 27, 1995

     Beginning balance           6,561,298       5,394,972       2,154,235
       Two-for-one stock split           -               -       2,154,235
       Purchase of stock         1,284,270       1,282,326       1,380,502
       Issuance of stock           (67,310)       (116,000)       (294,000)

     Ending Balance              7,778,258       6,561,298       5,394,972

    Stock awards and grants

    The company has a restricted stock award plan. Under the provisions of the plan, a committee of the company's board of directors may award shares of the company's common stock to its officers and key employees. Such shares vest over a five- or 10-year period on a straight-line basis from the date of the award.

    In addition, the company granted shares of its common stock to individuals as an inducement to enter the employ of the company.

Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

    The following table reflects the activity under the stock award and stock grant plans:

                                             Awards       Grants
      Balance at January 28, 1994            149,160      10,000
        Granted                                    -           -
        Forfeited                            (15,940)    (10,000)
        Vested                               (17,860)          -
      Balance at January 27, 1995            115,360           0
        Granted                                    -           -
        Forfeited                             (2,700)          -
        Vested                               (15,980)          -
      Balance at February 2, 1996             96,680           0
        Granted                                    -      25,000
        Forfeited                             (6,560)          -
        Vested                               (15,000)          -
      Balance at January 31, 1997             75,120      25,000

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

    Activity under the stock option plan is as follows:
                                                     Average
                                                     Exercise   Exercisable
                                           Options     Price      Options

      Balance at January 28, 1994        1,689,200    $13.31      340,000
        Granted                                  -         -
        Exercised                         (294,000)     6.72
        Forfeited                         (928,800)    15.27
      Balance at January 27, 1995          466,400     13.56      195,480
        Granted                            342,100     16.50
        Exercised                         (116,000)     7.40
        Forfeited                          (70,800)    17.55
      Balance at February 2, 1996          621,700     15.87      150,240
        Granted                            647,000     20.52
        Exercised                          (42,310)    14.28
        Forfeited                          (75,990)    16.69
      Balance at January 31, 1997        1,150,400    $18.49      193,140

Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

    The range of options outstanding as of January 31, 1997 is as follows:

                                                                Weighted
                                                                Average
                                          Weighted Average      Remaining
    Price         Number of Options        Exercise Price       Contractual
    Range       Shares       Exercis-                 Exercis-  Life
    Per Share   Outstanding  able      Outstanding    able      (In years)

    $12.00-$15.99  196,000    140,000    $ 13.91      $ 13.75     5.9
     16.00-$19.99  759,600     26,260      18.14        16.50     9.6
    Over $20.00    194,800     26,880      24.41        20.75     9.2

                 1,150,400    193,140    $ 18.49      $ 15.10     8.9

    The options above generally have a 10-year term and vest over five years.

    Stock-Based Compensation

    During fiscal 1996 the company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by the statement, the company will continue to account for its stock-based compensation plans as presented by APB Opinion No. 25 and related interpretations. Accordingly, compensation costs related to the stock awards and grants were $0.3 million, $0.2 million and $0.6 million in fiscal 1997, 1996 and 1995, respectively. The company has included the additional disclosures required by SFAS No. 123; however, the pro forma impact of determining compensation cost based on the fair value of stock options is not material.

Note 3.  Income taxes

    The components of the provision for income taxes for each of the periods presented are as follows (in thousands):

                                     Period ended,
                     January 31,       February 2,      January 27,
                        1997               1996              1995
      Current:
        Federal       $ 27,980           $ 17,996          $ 22,154
        State            4,993              3,043             4,058
      Deferred             994               (669)           (2,645)

                      $ 33,967           $ 20,370          $ 23,567

Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

    The difference between income taxes at the statutory federal income tax rate of 35 percent and income tax reported in the statements of operations is as follows (in thousands):

                                               Period ended,
                                  January 31,    February 2,    January 27,
                                     1997           1996           1995

     Tax at statutory
       federal tax rate            $ 29,720       $ 17,825       $ 20,882
     State income taxes,
       net of federal benefit         3,314          2,018          2,156
     Other                              933            527            529

                                   $ 33,967       $ 20,370       $ 23,567

    Under the liability method prescribed by the SFAS No. 109, "Accounting for Income Taxes," deferred taxes are provided based upon enacted tax laws and rates applicable to the periods in which taxes become payable.

    Temporary differences which give rise to deferred tax assets and liabilities as of January 31, 1997 and February 2, 1996 are as follows (in thousands):

                                  Jan. 31, 1997   Feb. 2, 1996
    Deferred tax assets:
        Catalog advertising         $ (2,180)       $ (1,415)
        Inventory                      7,315           8,602
        Employee benefits              3,244           1,918
        Reserve for returns            2,074           1,822
        Other                          1,069             (13)

          Total                     $ 11,522        $ 10,914

    Deferred tax liabilities:
        Depreciation                $  9,201        $  7,980
        Foreign operating
          loss carryforwards            (843)           (527)
        Valuation allowance              843             527
        Other                           (387)           (768)

          Total                     $  8,814        $  7,212

    The valuation allowance required under SFAS No. 109 has been established for the deferred income tax benefits related to certain subsidiary loss carryforwards, which management currently estimates may not be realized. These carryforwards do not expire.

Note 4.  Lines of credit

    The company has unsecured domestic lines of credit with various U.S. banks totaling $110 million. There were no amounts outstanding at January 31, 1997 and February 2, 1996.

Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

    In addition, the company has unsecured lines of credit with foreign banks totaling the equivalent of approximately $38 million for its wholly owned foreign subsidiaries. There was $11.2 million outstanding at January 31, 1997 at interest rates averaging 3.6 percent, compared to $9.3 million as of February 2, 1996.

Note 5.  Long-term debt

    There was no long-term debt as of January 31, 1997 and February 2, 1996.

    The company has an agreement which expires May 31, 1997 with a bank for a $20 million credit facility available to fund treasury stock purchases and capital expenditures. The company intends to renew this facility. As of January 31, 1997, the company was in compliance with lending conditions and covenants related to this debt facility.

Note 6.  Leases

    The company leases store and office space and equipment under various leasing arrangements. The leases are accounted for as operating leases. Total rental expense under these leases was $12.8 million, $11.6 million and $8.6 million for the years ended January 31, 1997, February 2, 1996, and January 27, 1995, respectively.

    Total future fiscal year commitments under these leases as of January 31, 1997 are as follows (in thousands):

                      1998        $11,298
                      1999          8,397
                      2000          6,051
                      2001          3,136
                      2002          2,488
                      After 2002    9,798

                                  $41,168

Note 7.  Retirement plan

    The company has a retirement plan which covers most regular employees and provides for annual contributions at the discretion of the board of directors. Also included in the plan is a 401(k) feature which allows employees to make contributions, and the company matches a portion of those contributions. Total expense provided under this plan was $5.0 million, $3.2 million and $3.5 million for the years ended January 31, 1997, February 2, 1996 and January 27, 1995, respectively.

Note 8.  Divestitures

    The Territory Ahead
    During the first quarter of fiscal 1998, the company sold its majority interest in The Territory Ahead to The International Cornerstone Group, Inc. of Boston, Massachusetts, resulting in an after-tax gain of approximately $5.0 million. The after-tax gain will be recorded in the first quarter of fiscal 1998.

Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

    MontBell
    In July 1994, the company formed a wholly owned subsidiary that acquired the marketing rights and assets of MontBell America, Inc. In fiscal 1996, the company sold those marketing rights and assets to a wholly owned subsidiary of Outdoor Industry Group, Inc. In connection with this sale, the company has taken after-tax charges to earnings of $0.8 million, $1.1 million and $2.1 million in fiscal 1997, 1996 and 1995, respectively. The company's investment in MontBell America, Inc. is zero as of January 31, 1997.

    Sales and results of operations of MontBell America, Inc., and The Territory Ahead were not material to the consolidated financial statements.

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

Note 10.  Consolidated Quarterly Analysis (unaudited)


(In Thousands, except per share data)
                                           Fiscal 1997

                             1st Qtr    2nd Qtr    3rd Qtr    4th Qtr


Net Sales                   $211,835   $196,160   $287,420   $423,328
Gross profit                  94,737     89,469    126,087    199,282
Pretax income                  7,348      4,926     10,319     62,326
Net income                  $  4,409   $  2,950   $  6,157   $ 37,436
Net income per share        $   0.13   $   0.09   $   0.19   $   1.15
Common shares outstanding     33,609     32,994     32,831     32,442
Market price of shares
 outstanding:
  - market high               19 7/8    24 3/4      23 1/8     30 1/4
  - market low                14 5/8    18 1/8      19 7/8     21 1/8



                                           Fiscal 1996

                             1st Qtr    2nd Qtr    3rd Qtr    4th Qtr


Net sales                   $207,122   $189,064   $235,887   $399,475
Gross profit                  90,677     82,069     98,991    171,794
Pretax income                  2,192      2,813      2,941     42,979
Net income                  $  1,307   $  1,695   $  1,766   $ 25,787
Net income per share        $   0.04   $   0.05   $   0.05   $   0.77
Common shares outstanding     34,686     34,536     33,784     33,659
Market price of shares
 outstanding:
  - market high               19 1/2    17          17 3/4     15 1/2
  - market low                15        14 5/8      14 3/8     12 7/8

The unaudited quarterly financial data above has been restated from the company's previously filed Forms 10-K and 10-Q to reflect certain reclassifications from selling, general and administrative expenses to cost of sales during fiscal 1996.

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

Management of the company has established and maintains a system of internal control that provides for appropriate division of responsibility, reasonable assurance as to the integrity and reliability of the consolidated financial statements, the protection of assets from unauthorized use or disposition, the prevention and detection of fraudulent financial reporting, and the maintenance of an active program of internal audits. Management believes that, as of January 31, 1997, the company's system of internal control is adequate to accomplish the objectives discussed herein.

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



/s/  MICHAEL J. SMITH                     /s/  BRADLEY K. JOHNSON
     Michael J. Smith                          Bradley K. Johnson
     Chief Executive Officer                   Senior Vice President and
                                               Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Lands' End, Inc.:

We have audited the accompanying consolidated balance sheets of Lands' End, Inc. (a Delaware corporation) and its subsidiaries as of January 31, 1997, and February 2, 1996, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the three years in the period ended January 31, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lands' End, Inc. and subsidiaries as of January 31, 1997, and February 2, 1996, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1997, in conformity with generally accepted accounting principles.



/s/  ARTHUR ANDERSEN LLP
     Milwaukee, Wisconsin
     March 7, 1997























                                                                         35
                            Part II continued

Item 9. Changes in and Disagreements on Accounting and Consolidated Financial Disclosure

   The company has had no change in, or disagreements with, its independent certified public accountants on accounting and financial disclosure.



                                 Part III

Item 10.  Directors and Executive Officers of the Registrant

    The information required by this item with respect to directors of the company is incorporated herein by reference to pages 2 through 5 of the Lands' End, Inc. Notice of 1997 Annual Meeting and Proxy Statement dated April 14, 1997 (the "Proxy Statement").

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
                     See index on page 2.

               2.  Exhibits

                  Table                                             Exhibit
                  Number                Description                 Number
                  ------                -----------                 -------

                   (10)     Seventh Amendment to Loan Agreement        1
                              between the company and the
                              American National Bank and Trust
                              Company of Chicago, dated
                              December 30, 1996

                   (11)     Statement of recomputation of
                              earnings per share                       2

                   (23)     Consent of Arthur Andersen LLP             3


          (b)   Reports on Form 8-K

                There were no reports filed on Form 8-K during the three-month period ended January 31, 1997.





























                                                                         37
                                         SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 28, 1997.


                                            LANDS' END, INC.

                                    By /s/  BRADLEY K. JOHNSON
                                            ---------------------------
                                            Bradley K. Johnson
                                            Senior Vice President,
                                            Chief Administrative Officer and
                                            Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities shown, as of April 28, 1997.

/s/  GARY C. COMER          Chairman of the Board and Director
---------------------------
     Gary C. Comer


/s/  RICHARD C. ANDERSON    Vice Chairman of the Board and Director
---------------------------
     Richard C. Anderson


/s/  MICHAEL J. SMITH       President and Chief Executive Officer
--------------------------- and Director
     Michael J. Smith


/s/  WILLIAM E. FERRY       Vice Chairman of Sales and Director
---------------------------
     William E. Ferry


/s/  JOHN N. LATTER         Director
---------------------------
     John N. Latter


/s/  DAVID B. HELLER        Director
---------------------------
     David B. Heller


/s/  HOWARD G. KRANE        Director
---------------------------
     Howard G. Krane




                                                                         38


   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTARY SCHEDULE


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the Lands' End, Inc. annual report to shareholders included in this Form 10-K and have issued our report thereon dated March 7, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule on page 40 of this Form 10-K is the responsibility of the company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.





/s/  ARTHUR ANDERSEN LLP
     Milwaukee, Wisconsin
     April 28, 1997


































                                                                         39

                      LANDS' END, INC. & SUBSIDIARIES
                                SCHEDULE II
                     VALUATION AND QUALIFYING ACCOUNTS
                          (Dollars in thousands)

                               Balance,   Amounts     Write-Offs   Balance,
                               Beginning  Charged to   Against     End of
                               of Period  Net Income   Reserve     Period
                               ---------  ----------   -------     ------
Reserve for Returns:

Year Ended January 31, 1997     $ 4,555    $150,820    $150,191    $  5,184
                                =======    ========    ========    ========

Year Ended February 2, 1996     $ 5,011    $145,626    $146,082    $  4,555
                                =======    ========   =========    ========

Year Ended January 27, 1995     $ 3,907    $148,643    $147,539    $  5,011
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
                                                                     1993

      (4)    Equity Instrument and Agreements relating
                  to Debt Obligations:

             Form of Stock Certificate to evidence the         1     10-Q
                  Common stock.                                    Aug 1990

             First Amendment to the Lands' End                 2     S-8
                  Retirement Plan                                  Oct 1995

      (10)   Material Contracts:

             Form of letter from bank approving the            7     10-K
                  company's unsecured line of credit                 1992
                  and corresponding note.

             Term Loan Note and Loan Agreement between        11     10-Q
                  the company and the American National            Aug 1990
                  Bank and Trust Company of Chicago.

             Sixth Amendment to Loan Agreement between the     1     10-K
                  company and the American National Bank             1996
                  and Trust Company of Chicago, dated
                  December 6, 1995






                                                                          41
  Table                     Description                     Exhibit  Doc
  Number                     of Item                        Number   Desc
  ------                    -----------                     -------  -----

   (10)     Buying Agreement between the company and           7     10-Q
                 the European Buying Agency, Ltd.                  Nov 1990

            Salaried Incentive Bonus Plan                      9     S-1

            Annual Incentive Plan and Long-Term                     Proxy
                 Incentive Plan                                      1996

            Stock Option Plan of the company                   1     10-K
                                                                     1995

            Amended and Restated Retirement Plan,              3     10-K
                 dated February 1, 1992                              1994

            Form of Director Deferred Compensation             1     10-Q
                 Agreement                                         July 1995







































                                                                        42




                                                               Exhibit 10.1


SEVENTH AMENDMENT TO LOAN AGREEMENT

     THIS SEVENTH AMENDMENT ("Amendment") is entered into as of this 30th day of December 1996, by and between LANDS' END, INC. ("Borrower"), and AMERICAN NATIONAL BANK AND TRUST COMPANY OF CHICAGO ("Bank").

     WHEREAS, Borrower executed in favor of Bank a Loan Agreement dated July 19, 1990, in exchange for Bank's agreement to lend monies to Borrower (the "Loan Agreement"); which Loan Agreement has been amended by First Amendment to Loan Agreement dated as of June 1, 1991, a Second Amendment to Loan Agreement dated as of January 27, 1992, a Third Amendment to Loan Agreement dated as of December 11, 1992, a Fourth Amendment to Loan Agreement dated as of December 1, 1993, a Fifth Amendment dated as of November 22, 1994, and a Sixth Amendment dated as of December 6th, 1995 (said Loan Agreement and Amendments herein referred to as the "Loan Agreement"); and

     WHEREAS, the Bank and Borrower wish to extend the time within which disbursement of the Term Loan may be made; and

     WHEREAS, the parties hereto desire and have agreed to enter into this Amendment in order to amend certain terms of the Loan Agreement; and

     NOW, THEREFORE, in consideration of the above recitals, the mutual promises and agreements of the parties set forth herein and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree to amend the Loan Agreement as follows:

     1. Extension of Final Disbursement Date. The Final Disbursement Date under the Loan Agreement is hereby extended to May 31, 1997.

     2.  Amendment to Section 5.19, entitled - "Capital Expenditure".
         Section 5.19 of the Loan Agreement is hereby deleted in its entirety.

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





     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first written above.


                                         LANDS' END, INC.
                                         a Delaware corporation



                                         TERRY R. JANES
                                   By:   Terry R. Janes, Treasurer




ACCEPTED BY:

AMERICAN NATIONAL BANK AND TRUST
COMPANY OF CHICAGO


      PETER B. HARRISON, JR.
By:   Peter B. Harrison, Jr.

Its:  Commercial Banking Officer



































                                                             Exhibit 11.2


                     COMPUTATION OF EARNINGS PER SHARE

                     LANDS' END, INC. AND SUBSIDIARIES
                     COMPUTATION OF EARNINGS PER SHARE
                 (In thousands, except per share amounts)



                                  Three Months Ended    Twelve Months Ended
                                  Jan. 31,   Feb. 2,    Jan. 31,   Feb. 2,
                                    1997       1996       1997       1996

Net income                        $37,436    $25,787    $50,952    $30,555

Average shares of common stock
  outstanding during the period    32,552     33,676     33,078     34,230

Incremental shares from assumed
  exercise of stock options
  (primary)                           345         10        193         28

                                   32,897     33,686     33,271     34,258

Primary earnings per share        $  1.14    $  0.77    $  1.53    $  0.89


Average shares of common stock
  outstanding during the period    32,552     33,676     33,078     34,230

Incremental shares from assumed
  exercise of stock options
  (fully diluted)                     401         18        401         28

                                   32,953     33,694     33,479     34,258

Fully diluted earnings per share  $  1.14    $  0.77    $  1.52    $  0.89

Average shares of common stock
  outstanding during the period    32,552     33,676     33,078     34,230

Basic earnings per share          $  1.15    $  0.77    $  1.54    $  0.89





















                                                              Exhibit 23.3


                CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K into the Company's previously filed Registration Statement on Form S-8 (File No. 033-63461).






/s/  ARTHUR ANDERSEN LLP
     Milwaukee, Wisconsin
     April 28, 1997







*     *     *     *     *