Form 10-Q
period 1997-05-02
LANDS END INC
filed 1997-06-12
CIK 799288

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                              _______________

                                 FORM 10-Q

(Mark one)
    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the Quarter Ended May 2, 1997
                            OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.

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


          Yes   X                             No


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 12, 1997:

Common stock, $.01 par value 32,285,430 shares outstanding







                      LANDS' END, INC. & SUBSIDIARIES
                            INDEX TO FORM 10-Q


                                                                    Page
PART I.  FINANCIAL INFORMATION                                     Number

   Item 1.  Financial Statements

            Consolidated Statements of Operations for the
               Three Months Ended May 2, 1997, and
               May 3, 1996.......................................     3

            Consolidated Balance Sheets at May 2, 1997,
               and January 31, 1997..............................     4

            Consolidated Statements of Cash Flows for the
               Three Months Ended May 2, 1997, and
               May 3, 1996.......................................     5

            Notes to Consolidated Financial Statements...........     6

   Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations........................................   7-8

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings....................................     9

   Item 4.  Submission of Matters to a Vote of
               Security Holders..................................     9

   Item 6.  Exhibits and Reports on Form 8-K.....................     9

   Signature.....................................................    10

                      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                      LANDS' END, INC. & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)

                                                Three months ended
                                               May 2,        May 3,
                                                1997          1996

Net sales                                    $244,720       $211,835
Cost of sales                                 131,988        117,098

Gross profit                                  112,732         94,737
  Selling, general and
    administrative expenses                   102,165         87,084
Income from operations                         10,567          7,653
Other income (expense):
  Interest expense                               (142)           (96)
  Interest income                                 956             26
  Gain on sale of subsidiary                    7,805              -
  Other                                          (342)          (235)
  Total other income (expense), net             8,277           (305)

Income before income taxes                     18,844          7,348
  Income tax provision                          7,538          2,939
Net income                                   $ 11,306       $  4,409

Net income per share                         $   0.35       $   0.13

Weighted average shares outstanding            32,391         33,631

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      LANDS' END, INC. & SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)
                                                     May 2,    January 31,
                                                      1997         1997
Assets
Current assets:
  Cash and cash equivalents                         $ 56,906     $ 92,827
  Receivables                                         12,536        8,739
  Inventory                                          157,970      142,445
  Prepaid advertising                                 13,276       11,066
  Other prepaid expenses                               5,016        5,440
  Deferred income tax benefits                        11,522       11,522
Total current assets                                 257,226      272,039

Property, plant and equipment, at cost:
  Land and buildings                                  71,726       72,360
  Fixtures and equipment                             100,376       98,642
  Leasehold improvements                               5,068        4,291
  Construction in progress                             4,717        1,337
Total property, plant and equipment                  181,887      176,630
  Less-accumulated depreciation and amortization      75,915       72,946
Property, plant and equipment, net                   105,972      103,684
Intangibles, net                                         930        2,322
Total assets                                        $364,128     $378,045

Liabilities and shareholders' investment
Current liabilities:
  Lines of credit                                   $ 18,715     $ 11,195
  Accounts payable                                    68,364       76,585
  Reserve for returns                                  4,332        5,184
  Accrued liabilities                                 23,384       28,141
  Accrued profit sharing                                 507        2,937
  Income taxes payable                                10,012       21,524
Total current liabilities                            125,314      145,566

Deferred income taxes                                  8,814        8,814
Long-term liabilities                                      -          660

Shareholders' investment:
  Common stock, 40,221 shares issued                     402          402
  Donated capital                                      8,400        8,400
  Additional paid-in capital                          26,274       26,230
  Deferred compensation                               (1,300)      (1,370)
  Currency translation adjustments                       709          378
  Retained earnings                                  322,367      311,061
  Treasury stock, 7,948 and 7,778
    shares at cost, respectively                    (126,852)    (122,096)
Total shareholders' investment                       230,000      223,005
Total liabilities and shareholders' investment      $364,128     $378,045

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                      LANDS' END, INC. & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                                      Three Months Ended
                                                       May 2,       May 3,
                                                        1997         1996
                                                          (unaudited)

Cash flows from operating activities:
  Net income                                          $ 11,306    $  4,409
     Adjustments to reconcile net income to net
     cash flows from operating activities-
       Depreciation and amortization                     4,048       3,320
       Deferred compensation expense                        70          83
       After-tax gain on sale of subsidiary             (4,683)          -
       Loss on disposal of fixed assets                    558         118
       Changes in current assets and liabilities
         excluding the effects of acquisitions
         and divestitures:
           Receivables                                  (4,112)     (2,375)
           Inventory                                   (21,361)      2,305
           Prepaid advertising                          (2,210)      2,567
           Other prepaid expenses                       (1,297)      1,145
           Accounts payable                             (3,763)     (7,816)
           Reserve for returns                            (852)     (1,078)
           Accrued liabilities                          (3,485)     (1,254)
           Accrued profit sharing                       (2,430)     (1,445)
           Income taxes payable                        (14,634)    (10,285)
         Other                                            (285)         30
Net cash flows used for operating activities           (43,130)    (10,276)


Cash flows from investing activities:
  Cash paid for capital additions
    businesses acquired                                 (7,905)     (2,183)
  Proceeds from sale of subsidiary                      12,350           -
Net cash flows from (used for) investing activities      4,445      (2,183)

Cash flows from financing activities:
  Proceeds from short-term debt                          7,520         477
  Tax effect of exercise of stock options                    -          31
  Purchases of treasury stock                           (4,756)     (1,356)
Net cash flows from (used for) financing activities      2,764        (848)

Net decrease in cash and cash equivalents              (35,921)    (13,307)
Beginning cash and cash equivalents                     92,827      17,176

Ending cash and cash equivalents                      $ 56,906    $  3,869

Supplemental cash flow disclosures:
  Interest paid                                       $    142    $     99
  Income taxes paid                                     19,572      13,180

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Interim financial statements

The condensed consolidated financial statements included herein have been prepared by Lands' End, Inc. (the company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods disclosed within this report are not necessarily indicative of future financial results. These consolidated financial statements are condensed and should be read in conjunction with the financial statements and the notes thereto included in the company's latest Annual Report on Form 10-K, which includes financial statements for the year ended January 31, 1997.


2.  Reclassification
Certain financial statement amounts have been reclassified to be consistent with the current presentation.

3.  Accounting standards

In fiscal 1997, the company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." There has been no material impact on the company's consolidated financial statements since adopting this standard.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." The standard revises the computation and presentation of earnings per share and will be adopted by the company in the fourth quarter of fiscal 1998. For the quarter ended May 2, 1997, SFAS No. 128 would not have had a material impact on the company's reported earnings per share calculation.


















Item 2.                     Management's Discussion
                                 and Analysis


Results of Operations

                 Three Months Ended May 2, 1997, compared with
                        Three Months Ended May 3, 1996

The company's net sales in the first quarter of fiscal 1998 increased 15.5 percent to $245 million from $212 million in the same quarter last year. The increase in sales for the quarter just ended was broadbased, led by the specialty businesses and also coming from the core business, represented by the company's regular monthly and prospecting catalogs, and the international business. Higher sales were primarily due to an increase in the number of pages mailed and increased productivity, or sales per page. During the first five weeks of the second quarter of fiscal 1998, the year-over-year sales increase trend has been somewhat weaker than in the first quarter.

First quarter ending inventory was $158 million, compared with $163 million a year ago.

Gross profit in the quarter just ended was $112.7 million, or 46.1 percent of net sales, compared with $94.7 million, or 44.7 percent of net sales, in the first quarter of the prior year. The increase in gross profit margin was due to higher initial markups and to less steep markdowns of liquidated merchandise. Liquidations of excess inventory were about 7 percent of net sales in the first quarter of both the current and prior year.

For the first quarter this year, selling, general and administrative expenses increased 17 percent to $102.2 million, compared with $87.1 million for last year's first quarter. As a percentage of net sales, SG&A was 41.7 percent, compared with 41.1 percent in the similar period last year. The increase in the SG&A ratio was mainly due to increased bonus and profit sharing, due to higher profitability, and to relatively higher net shipping costs and wages. These expenses were higher primarily because of a lower rate of first-time fulfillment of customer orders. The increase in the SG&A ratio was partially offset by relatively lower costs or producing and mailing catalogs, mainly due to lower paper prices than in the prior year.

Net income for the quarter just ended was $11.3 million, or $0.35 per share. This includes an after-tax gain of $4.7 million from the sale of the company's majority interest in The Territory Ahead. Excluding this gain, net income for the quarter was $6.6 million or $0.20 per share, compared with the $4.4 million, or $0.13 per share, earned in the prior year.

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




7
Liquidity and capital resources

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

At May 2, 1997, the company had unsecured domestic credit facilities totaling $110 million, all of which was unused. The company also maintains foreign credit lines for use in foreign operations totaling the equivalent of approximately $37 million as of May 2, 1997, of which $18.7 million was used. The company has a separate $20 million bank facility available to fund treasury stock purchases and capital expenditures. This facility runs through May 31, 1998.

Since fiscal 1990, the company's board of directors has authorized the company from time to time to purchase a total of 10.7 million shares of treasury stock. As of June 12, 1997, 8.9 million shares have been purchased, and there is a balance of 1.8 million shares available to the company.

Capital expenditures for fiscal 1998 are currently planned to be about $43 million, of which about $8 million had been expended through May 2, 1997. Major projects to date as of May 2, 1997, included expansion of distribution facilities in Dodgeville, WI, replacement of corporate aircraft, and new computer hardware and software. The company believes that its cash flow from operations and borrowings under its current credit facilities will provide adequate resources to meet its capital requirements and operational needs for the foreseeable future.























                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         There are no material legal proceedings presently pending, except for routine litigation incidental to the business, to which Lands' End, Inc., is a party or of which any of its property is the subject.

Items 2 and 3 are not applicable and have been omitted.

Item 4.  Submission of Matters to a Vote of Security Holders
         At the Annual meeting of Shareholders held on May 14, 1997, pursuant to the Notice of Annual Meeting of Shareholders and Proxy Statement dated April 14, 1997, the voting results were as follows:

         (a) Each of the three nominees (Richard C. Anderson, William E. Ferry and Howard G. Krane) were elected to the Board of Directors. Richard C. Anderson had holders of 30,206,272 shares voted FOR and 255,968 shares WITHHELD. William E. Ferry had holders of 30,218,696 shares voted FOR and 243,544 shares WITHHELD. Howard G. Krane had holders of 30,216,484 shares voted FOR and 245,756 shares WITHHELD;

         (b) The company's Non-Employee Director Stock Option Plan was approved (29,763,037 shares voted FOR; 645,513 shares voted AGAINST; and 53,690 shares ABSTAINED).

         (c) The appointment of Arthur Andersen LLP as independent public accountants for the company for the fiscal year ending January 30, 1998 was ratified (30,421,725 shares voted FOR; 21,471 shares voted AGAINST; and 19,044 shares ABSTAINED).

Item 5.  is not applicable and has been omitted.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              The following exhibit is filed as part of this report:

              Table                                         Exhibit
              Number   Description                          Number

              (10)     Eighth Amendment to Loan Agreement
                       between the company and the American
                       National Bank and Trust Company of
                       Chicago, dated May 31, 1997             1

              (11)     Statement of recomputation of
                       earnings per share                      2

         (b)  Reports on Form 8-K
              There were no reports filed on Form 8-K during the three-month period ended May 2, 1997.






                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and chief financial officer.















                                          LANDS' END, INC.



Date:  June 12, 1997               By /s/ BRADLEY K. JOHNSON
                                          Bradley K. Johnson
                                          Senior Vice President,
                                          Chief Administrative Officer
                                          and Chief Financial Officer




























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



Table                                               Exhibit       Document
Number   Description of Item                        Number       Description

 (10)    Seventh Amendment to Loan Agreement
           between the company and the
           American National Bank and Trust
           Company of Chicago, dated
           December 30, 1996.                          1         10-K 1997

         Buying Agreement between the company          7         10-Q
           and European Buying Agency, Ltd.                      November 1990

         Salaried Incentive Bonus Plan                 9         S-1

         Annual Incentive Plan and Long-Term
           Incentive Plan                                        Proxy 1996

         Stock Option Plan of the company              1         10-K 1995

         Non-Employee Director Stock Option Plan                 Proxy 1997

         Amended and Restated Retirement Plan,
           dated February 1, 1992.                     3         10-K 1994

         Form of Director Deferred Compensation                  10-Q
           Agreement                                   1         July 1995

 (13)    Annual Report to Shareholders for the
           fiscal year ended January 31, 1997                    10-K 1997





























                                                        Exhibit 11.2

                       COMPUTATION OF EARNINGS PER SHARE

                        LANDS' END, INC. & SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE
                   (In thousands, except per share amounts)


                                             Three months ended
                                          May 2, 1997   May 3, 1996

Net income..............................   $  11,306     $  4,409

Average shares of common stock
 outstanding during the period..........      32,391       33,631

Incremental shares from assumed
 exercise of stock options (primary)....         374           42
                                              32,765       33,673

Primary earnings per share..............    $   0.35     $   0.13

Average shares of common stock
 outstanding during the period..........      32,391       33,631

Incremental shares from assumed exercise
 of stock options (fully diluted).......         374          127
                                              32,765       33,758

Fully diluted earnings per share........    $   0.35     $   0.13

Average shares of common stock
outstanding during the period...........      32,391       33,631

Basic earnings per share................    $   0.35     $   0.13





















                                                              Exhibit 10.1

EIGHTH AMENDMENT TO LOAN AGREEMENT

     THIS EIGHTH AMENDMENT ("Amendment") is entered into as of this 31st day of May, 1997, by and between LANDS' END, INC., a Delaware corporation ("Borrower"), and AMERICAN NATIONAL BANK AND TRUST COMPANY OF CHICAGO ("Bank").

     WHEREAS, Borrower executed in favor of Bank a Loan Agreement dated
July 19, 1990, as amended from time to time, in exchange for Bank's agreement to lend monies to Borrower (the "Loan Agreement"); and

     WHEREAS, the Bank and Borrower wish to extend the time within which disbursement of Term Loan may be made; and

     WHEREAS, the parties hereto desire and have agreed to enter into this Amendment in order to amend certain terms of the Loan Agreement; and

     NOW, THEREFORE, in consideration of the above recitals, the mutual promises and agreements of the parties set forth herein and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree to amend the Loan Agreement as follows:

1. Extension of Final Disbursement Date. The Final Disbursement Date under the Loan Agreement is hereby extended to May 31, 1998.

2. This Amendment shall be incorporated into and made a part of the Loan Agreement and all other related loan documents executed by Borrower.

3. All terms and provisions of the Loan Agreement and all other related loan documents between Borrower and Bank, except as expressly modified herein, shall continue in full force and effect, and Borrower hereby confirms each and every one of its obligations under the Loan Agreement as amended herein.

4. This Amendment shall be governed by, and construed in accordance with, the internal laws of the State of Illinois.

5. This Amendment shall inure to the benefit of Bank's successors and assigns, and shall be binding upon Borrower's successors and assigns.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first written above.

                                       LANDS' END, INC.
                                       a Delaware corporation

                                  By:  TERRY R. JANES
                                       Terry R. Janes, Treasurer

ACCEPTED BY:

AMERICAN NATIONAL BANK AND TRUST
COMPANY OF CHICAGO


By:  PETER B. HARRISON, JR.
     Peter B. Harrison, Jr.
Its: Commercial Banking Officer