Form 10-Q
period 1997-08-01
LANDS END INC
filed 1997-09-12
CIK 799288

===========================================================================


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                              _______________

                                 FORM 10-Q

(Mark one)
    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the Quarter Ended August 1, 1997
                            OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.

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

          Yes   X                             No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 12, 1997:

Common stock, $.01 par value 32,035,450 shares outstanding








                      LANDS' END, INC. & SUBSIDIARIES
                            INDEX TO FORM 10-Q


                                                                    Page
PART I.  FINANCIAL INFORMATION                                     Number

   Item 1.  Financial Statements

            Consolidated Statements of Operations for the
               Three Months Ended August 1, 1997, and
               August 2, 1996....................................     3

            Consolidated Statements of Operations for the
               Six Months Ended August 1, 1997, and
               August 2, 1996....................................     4

            Consolidated Balance Sheets at August 1, 1997,
               January 31, 1997, and August 2, 1996..............     5

            Consolidated Statements of Cash Flows for the
               Six Months Ended August 1, 1997, and
               August 2, 1996....................................     6

            Notes to Consolidated Financial Statements...........     7

   Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations........................................  8-10

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings....................................    11

   Item 4.  Submission of Matters to a Vote of
               Security Holders..................................    11

   Item 6.  Exhibits and Reports on Form 8-K.....................    11

   Signature.....................................................    12

                      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                      LANDS' END, INC. & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)

                                          Three months ended
                                         Aug. 1,      Aug. 2,
                                           1997        1996
                                              (Unaudited)


Net sales                                $219,883    $196,160

  Cost of sales                           117,350     106,691

Gross profit                              102,533      89,469

  Selling, general and
    administrative expenses                96,780      84,516

Income from operations                      5,753       4,953

  Other income (expense):
    Interest expense                         (204)        (73)
    Interest income                           552          74
    Other                                    (346)        (28)

    Total other income
      (expense), net                            2         (27)

Income before income taxes                  5,755       4,926
  Income tax provision                      2,327       1,976

Net income                               $  3,428    $  2,950

Net income per share                     $   0.11    $   0.09

Weighted average shares outstanding        32,220      33,247

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      LANDS' END, INC. & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)

                                                 Six months ended
                                                Aug. 1,     Aug. 2,
                                                 1997        1996
                                                   (unaudited)

Net sales                                      $464,603    $407,995

  Cost of sales                                 249,338     223,789

Gross profit                                    215,265     184,206

  Selling, general and
    administrative expenses                     198,945     171,600

Income from operations                           16,320      12,606

  Other income (expense):
  Interest expense                                 (346)       (169)
  Interest income                                 1,508         100
  Gain on sale of subsidiary                      7,805           -
  Other                                            (688)       (263)

Total other income, (expense) net                 8,279        (332)

Income before income taxes                       24,599      12,274
  Income tax provision                            9,865       4,915

Net income                                     $ 14,734    $  7,359

Net income per share                           $   0.46    $   0.22

Weighted average shares outstanding              32,304      33,437

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      LANDS' END, INC. & SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)
                                         Aug. 1,    January 31,   Aug. 2,
                                          1997        1997         1996
                                                    (unaudited)
Assets
Current assets:
  Cash and cash equivalents             $  5,781    $ 92,827     $  4,179
  Receivables                              7,033       8,739        5,500
  Inventory                              217,104     142,445      168,468
  Prepaid advertising                     12,728      11,066        9,772
  Other prepaid expenses                   5,103       5,440        5,250
  Income taxes receivable                      -           -          597
  Deferred income tax benefit             11,522      11,522       10,914
Total current assets                     259,271     272,039      204,680

Property, plant and equipment, at cost:
  Land and buildings                      71,767      72,360       72,261
  Fixtures and equipment                 105,518      98,642       89,308
  Leasehold improvements                   5,149       4,291        3,253
  Construction in progress                 8,028       1,337            -
Total property, plant and equipment      190,462     176,630      164,822
  Less-accumulated depreciation
    and amortization                      79,854      72,946       66,514
Property, plant and equipment, net       110,608     103,684       98,308
Intangibles, net                             888       2,322        2,369
Total assets                            $370,767    $378,045     $305,357

Liabilities and shareholders' investment
Current liabilities:
  Lines of credit                       $ 17,622    $ 11,195     $ 16,463
  Accounts payable                        85,013      76,585       63,111
  Reserve for returns                      3,280       5,184        2,462
  Accrued liabilities                     22,295      28,141       22,496
  Accrued profit sharing                     812       2,937          288
  Income taxes payable                     4,262      21,524            -
Total current liabilities                133,284     145,566      104,820

Deferred income taxes                      8,814       8,814        7,212
Long-term liabilities                          -         660          387

Shareholders' investment:
  Common stock, 40,221 shares issued         402         402          402
  Donated capital                          8,400       8,400        8,400
  Additional paid-in capital              26,359      26,230       26,196
  Deferred compensation                   (1,216)     (1,370)      (1,526)
  Currency translation adjustments         1,088         378          419
  Retained earnings                      325,795     311,061      267,468
  Treasury stock, 8,123, 7,778 and
    7,258 shares at cost, respectively  (132,159)   (122,096)    (108,421)
Total shareholders' investment           228,669     223,005      192,938
Total liabilities and shareholders'
  investment                            $370,767    $378,045     $305,357

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                      LANDS' END, INC. & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                                     Six Months Ended
                                                   Aug. 1,     Aug. 2,
                                                     1997       1996
                                                         (unaudited)

Cash flows from (used for) operating activities:
  Net income                                         $ 14,734   $  7,359
    Adjustments to reconcile net income to net
    cash flows from operating activities-
       Depreciation and amortization                    8,022      6,644
       Deferred compensation expense                      154       (333)
       Pre-tax gain on sale of subsidiary              (7,805)         -
       Loss on disposal of fixed assets                    64        283
       Changes in current assets and liabilities
       excluding the effects of acquisitions
       and divestitures:
         Receivables                                    1,391      2,564
         Inventory                                    (80,495)    (3,652)
         Prepaid advertising                           (1,662)     6,052
         Other prepaid expenses                        (1,384)        45
         Income taxes receivable                            -       (597)
         Accounts payable                              12,886        731
         Reserve for returns                           (1,904)    (2,093)
         Accrued liabilities                           (3,977)    (1,255)
         Accrued profit sharing                        (2,125)    (1,195)
         Income taxes payable                         (17,262)   (13,256)
       Other                                              179        128
Net cash flows (used for) from operating activities   (79,184)     1,425

Cash flows from investing activities:
  Cash paid for capital additions                     (16,576)    (6,196)
  Proceeds from sale of subsidiary                     12,350          -
Net cash flows used for investing activities           (4,226)    (6,196)

Cash flows from financing activities:
  Proceeds from short-term debt                         6,427      7,144
  Purchases of treasury stock                         (10,063)   (15,370)
Net cash flows used for financing activities           (3,636)    (8,226)

Net decrease in cash and cash equivalents             (87,046)   (12,997)
Beginning cash and cash equivalents                    92,827     17,176

Ending cash and cash equivalents                     $  5,781   $  4,179

Supplemental cash flow disclosures:
  Interest paid                                      $    345   $    166
  Income taxes paid                                    27,552     15,984

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

Item 2.                     Management's Discussion
                                 and Analysis


Results of Operations

               Three Months Ended August 1, 1997, compared with
                       Three Months Ended August 2, 1996

The company's net sales in the second quarter of fiscal 1998 increased 12.1 percent to $219.9 million from $196.2 million in the same quarter last year. The growth in sales during the quarter just ended came from the company's specialty businesses and foreign-based operations, as well as from the core U.S. business, represented by the monthly and prospecting catalogs. The sales increase during the quarter just ended was primarily due to an overall increase in the number of catalogs and pages mailed. Overall productivity, or sales per page, was down from the prior year, partially due to the increase in pages mailed. Net sales for last year's second quarter included $4.8 million from The Territory Ahead, in which the company had a majority interest at that time. Excluding this amount from fiscal 1997's revenues, net sales for the second quarter of fiscal 1998 increased 14.9 percent.

Update on the effect of the UPS strike

The company's normal service standard is to ship all in-stock from its distribution center within one business day of receiving the customer's order. Approximately 95 percent of all packages are then delivered to customers in the United States within two business days after they leave the Lands' End distribution center. During the 15-day UPS strike, all packages were shipped out of Dodgeville within one business day and were mailed to customers via Priority Mail through the United States Postal Service. From our tracking, we know that most customers received their shipments within 2 to 4 business days.

As soon as the strike began, directly after the close of the second quarter, there was a decline in the number of customer calls. As a result, the year-over-year trend in sales for the first five weeks of the third quarter has been below that of the second quarter. However, since the strike ended, customer calls have rebounded.

Additional costs of approximately $1.3 million were incurred during the strike for shipping packages via Priority Mail and for advertising to encourage customers to call.

Inventory at the end of the quarter was $217 million, up 29 percent from $168 million in the prior year. Last year many customers were disappointed when their orders could not be filled during the late fall and holiday seasons. This year the company has increased inventory in its efforts to provide an annualized first-time fulfillment rate of at least 90 percent for all items ordered by customers. Higher inventory levels may result in greater product liquidations at lower margins in the future periods.

Gross profit in this year's second quarter was $102.5 million, or 46.6 percent of net sales, compared with $89.5 million, or 45.6 percent of net sales, in the second quarter of the prior year. The improvement in gross profit margin was primarily due to higher initial markups. Liquidations of excess inventory were about six percent of net sales in the current year's second quarter, compared with about eight percent in the prior year.

In the quarter just ended, selling, general and administrative expenses increased 14.5 percent to $96.8 million, compared with $84.5 million for last year's second quarter. As a percentage of sales, SG&A was 44.0 percent, compared with 43.1 percent in the same period last year. The increase in the SG&A ratio during the quarter was principally the result of relatively higher order-fulfillment expenses due to higher wages and a higher level of backorders; additional investment in information systems; and relatively higher costs due to increased catalog circulation. The company increased the number of catalogs and pages mailed to customers, however, paper prices were lower than in the prior year.

Net income for the quarter just ended was $3.4 million, up 16.2 percent from the $3.0 million earned in the same quarter last year. Earnings per share totaled $0.11 for the quarter just ended, compared with $0.09 in the prior year.

            Six Months Ended August 1, 1997, compared with
                   Six Months Ended August 2, 1996

The company's net sales in the first six months of fiscal 1998 increased 13.9 percent to $464.6 million from $408.0 million in the same period last year. The increase in net sales was due primarily to the same factors disclosed above for the three months ended August 1, 1997. Net sales from The Territory Ahead for the first six months in fiscal 1998 and 1997 were $5.1 million and $11.6 million, respectively. Excluding these amounts, net sales for the first six months of fiscal 1998 increased 15.9 percent.

Gross profit of $215.3 million for the first six months of fiscal 1998 increased 16.9 percent from $184.2 million in the same six-month period last year. As a percentage of net sales, gross profit increased from 45.1 percent in fiscal 1997 to 46.3 percent in fiscal 1998. The increase in gross profit was due principally to the same factors disclosed above for the second quarter ended August 1, 1997. Year-to-date liquidation sales were about seven percent, compared with eight percent during the same period last year.

Selling, general and administrative expenses increased 15.9 percent to $198.9 million in the first six months of fiscal 1998 from $171.6 million in the same period last year. As a percentage of net sales, selling, general and administrative expenses increased to 42.8 percent in fiscal 1998 from 42.1 percent in fiscal 1997. The increase in the SG&A ratio was the result of relatively higher net shipping costs along with the same factors listed above for the second quarter ended August 1, 1997.

Net income in the first half of fiscal 1998 was $14.7 million, or $0.46 per share. This includes an after-tax gain of $4.7 million, or $0.15 per share, from the sale of the company's majority interest in The Territory Ahead. Excluding this non-recurring gain, net income in the first half of fiscal 1998 was $10.1 million, or $0.31 per share, compared with $7.4 million, or $0.22 per share, earned in the first half of the prior year.

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

At August 1, 1997, the company had unsecured domestic credit facilities totaling $110 million, all of which was unused. The company also maintains foreign credit lines for use in foreign operations totaling the equivalent of approximately $51 million as of August 1, 1997, of which $17.6 million was used. The company has a separate $20 million bank facility available to fund treasury stock purchases and capital expenditures, all of which was unused. This facility runs through May 31, 1998.

Since fiscal 1990, the company's board of directors has authorized the company from time to time to purchase a total of 10.7 million shares of treasury stock. As of September 12, 1997, 9.2 million shares have been purchased, and there is a balance of 1.5 million shares available to the company. The company anticipates accelerating the rate of treasury stock purchases under its previously announced authorization during the remainder of fiscal 1998, and may use short-term borrowings under its existing bank facilities to finance these purchases.

Capital expenditures for fiscal 1998 are currently planned to be about $48 million, of which about $17 million had been expended through August 1, 1997. Major projects to date as of August 1, 1997, included expansion of distribution facilities in Dodgeville, WI, new computer hardware and software and replacement of corporate aircraft. The company believes that its cash flow from operations and borrowings under its current credit facilities will provide adequate resources to meet its capital requirements, treasury stock purchases and operational needs for the foreseeable future.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         There are no material legal proceedings presently pending, except for routine litigation incidental to the business, to which Lands' End, Inc., is a party or of which any of its property is the subject.

Items 2 and 3 are not applicable and have been omitted.

Item 4.  Submission of Matters to a Vote of Security Holders
         There were no matters submitted to a vote of security holders for the quarter ended August 1, 1997, other than those disclosed in the Form 10-Q dated May 2, 1997, reporting the results of the company's annual meeting.

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

         (b)  Reports on Form 8-K
              A report on Form 8-K was filed June 17, 1997, reporting a meeting with members of the financial community in New York, New York, on Thursday, May 22, 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and chief financial officer.















                                             LANDS' END, INC.



Date:  September 12, 1997             By /s/ BRADLEY K. JOHNSON
                                             Bradley K. Johnson
                                             Senior Vice President,
                                             Chief Administrative Officer
                                             and Chief Financial Officer

                                                               Exhibit 11.1

                       COMPUTATION OF EARNINGS PER SHARE




                        LANDS' END, INC. & SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE
                   (In thousands, except per share amounts)


                                        Three months ended   Six Months Ended
                                        08/01/97  08/02/96  08/01/97  08/02/96

Net income............................. $  3,428  $  2,950  $ 14,734  $  7,359

Average shares of common stock
outstanding during the period..........   32,220    33,247    32,304    33,437

Incremental shares from assumed
exercise of stock options (primary)....      361       197       347       109

                                          32,581    33,444    32,651    33,546

Primary earnings per share............. $   0.11  $   0.09  $   0.45  $   0.22

Average shares of common stock
outstanding during the period..........   32,220    33,247    32,304    33,437

Incremental shares from assumed exercise

of stock options (fully diluted).......      377       197       377       154

                                          32,597    33,444    32,681    33,591

Fully diluted earnings per share....... $   0.11  $   0.09  $   0.45  $   0.22

Average shares of common stock
outstanding during the period..........   32,220    33,247    32,304    33,437

Basic earnings per share............... $   0.11  $   0.09  $   0.46  $   0.22