Form 10-Q
period 1997-10-31
LANDS END INC
filed 1997-12-12
CIK 799288

===========================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                _______________

                                   FORM 10-Q

(Mark one)
    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the Quarter Ended October 31, 1997
                            OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.

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

          Yes   X                             No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 12, 1997:

Common stock, $.01 par value 31,030,750 shares outstanding






                        LANDS' END, INC. & SUBSIDIARIES
                              INDEX TO FORM 10-Q


                                                                    Page
PART I.  FINANCIAL INFORMATION                                     Number

   Item 1.  Financial Statements

            Consolidated Statements of Operations for the
               Three Months Ended October 31, 1997, and
               November 1, 1996..................................     3

            Consolidated Statements of Operations for the
               Nine Months Ended October 31, 1997, and
               November 1, 1996..................................     4

            Consolidated Balance Sheets at October 31, 1997
               January 31, 1997, and November 1, 1996............     5

            Consolidated Statements of Cash Flows for the
               Nine Months Ended October 31, 1997, and
               November 1, 1996..................................     6

            Notes to Consolidated Financial Statements...........     7

   Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations........................................  8-11

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings....................................    12

   Item 4.  Submission of Matters to a Vote of
               Security Holders..................................    12

   Item 5.  Other Information....................................    12

   Item 6.  Exhibits and Reports on Form 8-K.....................    12

   Signature.....................................................    13














                                  2
                        PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                        LANDS' END, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                          Three months ended
                                         Oct. 31,     Nov. 1,
                                           1997         1996
                                              (Unaudited)


Net sales                                $318,608    $287,420

  Cost of sales                           171,859     161,333

Gross profit                              146,749     126,087

  Selling, general and
    administrative expenses               129,769     115,769

Income from operations                     16,980      10,318

Other income (expense):
    Interest expense                         (953)       (235)
    Interest income                             3           4
    Other                                  (2,468)        232

    Total other income
      (expense), net                       (3,418)          1

Income before income taxes                 13,562      10,319
  Income tax provision                      5,400       4,162

Net income                               $  8,162    $  6,157

Net income per share                     $   0.26    $   0.19

Weighted average shares outstanding        31,767      32,895

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.














                                   3





                        LANDS' END, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                 Nine months ended
                                                Oct. 31,    Nov. 1,
                                                  1997       1996
                                                    (unaudited)

Net sales                                      $783,211    $695,415

  Cost of sales                                 421,197     385,122

Gross profit                                    362,014     310,293

  Selling, general and
    administrative expenses                     328,714     287,369

Income from operations                           33,300      22,924

  Other income (expense):
  Interest expense                               (1,299)       (404)
  Interest income                                 1,511         104
  Gain on sale of subsidiary                      7,805           -
  Other                                          (3,156)        (31)

Total other income (expense), net                 4,861        (331)
Income before income taxes                       38,161      22,593
  Income tax provision                           15,265       9,077

Net income                                     $ 22,896    $ 13,516

Net income per share                           $   0.71    $   0.41

Weighted average shares outstanding              32,123      33,255

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

















                                   4

                        LANDS' END, INC. & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                        Oct. 31,    Jan. 31,      Nov. 1,
                                          1997        1997         1996
                                       (unaudited)  (audited)   (unaudited)
Assets
Current assets:
  Cash and cash equivalents             $  8,490    $ 92,827     $  5,961
  Receivables                             20,746       8,739       10,892
  Inventory                              320,881     142,445      206,939
  Prepaid advertising                     27,260      11,066       18,423
  Other prepaid expenses                   6,335       5,440        4,735
  Deferred income tax benefit              9,511      11,522       10,914
Total current assets                     393,223     272,039      257,864

Property, plant and equipment, at cost:
  Land and buildings                      75,264      72,360       72,377
  Fixtures and equipment                 113,634      98,642       95,871
  Leasehold improvements                   5,430       4,291        3,919
  Construction in progress                 9,360       1,337            -
Total property, plant and equipment      203,688     176,630      172,167
  Less-accumulated depreciation
    and amortization                      83,777      72,946       69,854
Property, plant and equipment, net       119,911     103,684      102,313
Intangibles, net                             846       2,322        2,404
Total assets                            $513,980    $378,045     $362,581

Liabilities and shareholders' investment
Current liabilities:
  Lines of credit                       $118,065    $ 11,195     $ 26,688
  Accounts payable                       135,129      76,585       92,649
  Reserve for returns                      6,328       5,184        5,132
  Accrued liabilities                     30,013      28,141       30,584
  Accrued profit sharing                   1,470       2,937        1,541
  Income taxes payable                     5,669      21,524        2,378
Total current liabilities                296,674     145,566      158,972

Deferred income taxes                      8,122       8,814        7,212
Long-term liabilities                          -         660          473

Shareholders' investment:
  Common stock, 40,221 shares issued         402         402          402
  Donated capital                          8,400       8,400        8,400
  Additional paid-in capital              26,359      26,230       26,230
  Deferred compensation                   (1,129)     (1,370)      (1,440)
  Currency translation adjustments         1,041         378          665
  Retained earnings                      333,957     311,061      273,625
  Treasury stock, 9,067, 7,778 and
    7,417 shares at cost, respectively  (159,846)   (122,096)    (111,958)
Total shareholders' investment           209,184     223,005      195,924
Total liabilities and shareholders'
  investment                            $513,980    $378,045     $362,581

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.


                                   5



                        LANDS' END, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                                      Nine Months Ended
                                                     Oct. 31,    Nov. 1,
                                                       1997       1996
                                                         (unaudited)

Cash flows from (used for) operating activities:
  Net income                                         $ 22,896   $ 13,516
    Adjustments to reconcile net income to net
    cash flows from operating activities-
       Depreciation and amortization                   12,050     10,054
       Deferred compensation expense                      241       (247)
       Deferred income taxes                            1,319          -
       Pre-tax gain on sale of subsidiary              (7,805)         -
       Loss on disposal of fixed assets                   718        125
       Changes in current assets and liabilities
       excluding the effects of acquisitions
       and divestitures:
         Receivables                                  (12,322)    (2,828)
         Inventory                                   (184,272)   (42,123)
         Prepaid advertising                          (16,194)    (2,599)
         Other prepaid expenses                        (2,616)       560
         Accounts payable                              63,002     30,269
         Reserve for returns                            1,144        577
         Accrued liabilities                            3,727      6,833
         Accrued profit sharing                        (1,467)        58
         Income taxes payable                         (15,855)   (10,878)
       Other                                              132        494
Net cash flows (used for) from operating activities  (135,302)     3,811

Cash flows from investing activities:
  Cash paid for capital additions                     (30,505)   (13,488)
  Proceeds from sale of subsidiary                     12,350          -
Net cash flows used for investing activities          (18,155)   (13,488)

Cash flows from financing activities:
  Proceeds from short-term debt                       106,870     17,369
  Purchases of treasury stock                         (37,750)   (18,907)
Net cash flows from (used for) financing activities    69,120     (1,538)

Net decrease in cash and cash equivalents             (84,337)   (11,215)
Beginning cash and cash equivalents                    92,827     17,176

Ending cash and cash equivalents                     $  8,490   $  5,961

Supplemental cash flow disclosures:
  Interest paid                                      $  1,087   $    372
  Income taxes paid                                    31,900     19,876

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

































                                     7
Item 2.                     Management's Discussion
                                 and Analysis


Results of Operations

              Three Months Ended October 31, 1997, compared with
                      Three Months Ended November 1, 1996

The company's net sales in the third quarter of fiscal 1998 increased 10.9 percent to $318.6 million from $287.4 million in the same quarter last year. The increase in sales during the quarter just ended was mainly due to additional catalogs and pages mailed. Increased sales came mainly from specialty businesses and foreign-based operations, as well as from the core business, represented by the regular monthly and prospecting catalogs. During the quarter, pages mailed in the U.S. were higher than in the prior year, and productivity, or sales per page, in the core catalogs was down from the prior year. Net sales for last year's third quarter included $7.7 million from The Territory Ahead, in which the company had a majority interest at that time. Excluding this amount from the prior year's fiscal 1997 revenues, net sales for the third quarter of fiscal 1998 increased 13.9 percent. During the first five weeks of the fourth quarter of fiscal 1998, the year-over-year sales increase trend has been somewhat weaker than in the third quarter.

Gross profit in the quarter just ended was $146.7 million, or 46.1 percent of net sales, compared with $126.1 million, or 43.9 percent of net sales, in the similar quarter last year. The increase in gross profit margin was primarily due to higher initial markups and less steep markdowns on fewer sales of liquidated merchandise. Liquidations of excess inventory were about 10 percent of net sales in the quarter just ended, compared with about 13 percent in the similar period a year ago.

For the third quarter this year, selling, general and administrative expenses increased 12 percent to $129.8 million, compared with $115.8 million for last year's third quarter. As a percentage of net sales, SG&A was 40.7 percent, compared with 40.3 percent in the similar period last year. The increase in the SG&A ratio was primarily the result of lower productivity in the core catalogs, partially offset by favorable paper prices.

The company had about $118 million of short-term debt as of October 31, 1997, compared with $27 million at the end of last year's third quarter. Third quarter ending inventory was $321 million, compared with $207 million a year ago and $260 million two years ago. Last year many customers were disappointed when their orders could not be filled during the late fall and holiday seasons. This year the company has increased inventory in its efforts to provide an annualized first-time fulfillment rate of at least 90 percent for all items ordered by customers. Higher inventory levels may result in greater product liquidations at lower margins in future periods.

Net income for the quarter just ended was $8.2 million, up 32.6 percent from earnings of $6.2 million in the same quarter last year. Per share earnings for the quarter just ended were $0.26, compared with $0.19 in the prior year. Net income for the quarter just ended includes a foreign currency exchange after-tax loss of $1.2 million, recorded as other expense. Foreign currency exchange gains or losses will occur in response to currency market movements and the company's hedging strategy. Last year's third quarter includes an after-tax charge to earnings of $840,000, or a reduction of 3 cents per share, in connection with the prior sale of the company's then wholly owned subsidiary, MontBell America, Inc.
8
UPDATE ON THE EFFECT OF THE UPS STRIKE

The Lands' End normal service standard is to ship all in-stock items from its distribution center within one business day of receiving the customer's order. Nearly all packages are then delivered to customers in the United States via UPS within two business days after they leave the distribution center. During the 15-day UPS strike, all packages were shipped out of Dodgeville within one business day and were mailed to customers via Priority Mail through the United States Postal Service. From our tracking, we know that most customers received their shipments within 2 to 4 business days.

As soon as the strike began, directly after the close of the second quarter, there was a decline in the number of customer calls. As a result, the year-over-year trend in sales in the beginning of the third quarter was below that of the preceding quarter. Additional costs, included in SG&A, of about $1.3 million were incurred during the strike for shipping packages via Priority Mail and for advertising to encourage customers to call. Although it is difficult to estimate the amount of sales recovered after the strike ended, the company believes the total impact on earnings from the UPS strike for the third quarter was between $0.04 and $0.08 per share.

Nine Months Ended October 31, 1997, compared with
Nine Months Ended November 1, 1996

The company's net sales in the first nine months of fiscal 1998 increased 12.6 percent to $783.2 million from $695.4 million in the same period last year. The increase in net sales was due primarily to the same factors disclosed above for the three months ended October 31, 1997. Net sales from The Territory Ahead for the first nine months in fiscal 1998 and 1997 were $5.1 million and $19.3 million, respectively. Excluding these amounts, net sales for the first nine months of fiscal 1998 increased 15.1 percent.

Gross profit of $362.0 million for the first nine months of fiscal 1998 increased 16.7 percent from $310.3 million in the same nine-month period last year. As a percentage of net sales, gross profit increased from 44.6 percent in fiscal 1997 to 46.2 percent in fiscal 1998. The improvement in gross profit margin was the result of the same factors disclosed above for the three months ended October 31, 1997. Year-to-date liquidation sales were about nine percent, compared with ten percent during the same period last year.

Selling, general and administrative expenses increased 14.4 percent to $328.7 million in the first nine months of fiscal 1998 from $287.4 million in the same period last year. As a percentage of net sales, selling, general and administrative expenses increased to 42.0 percent in fiscal 1998 from 41.3 percent in fiscal 1997. The increase in the SG&A ratio was primarily the result of relatively higher order fulfillment and shipping expenses due to a higher level of backorders, especially in the first six months.

Net income for the first nine months of fiscal 1998 was $22.9 million, or $0.71 per share. This includes an after-tax gain of $4.7 million, or $0.15 per share, from the sale of the company's majority interest in The Territory Ahead. Excluding this non-recurring gain, net income in the first nine months of fiscal 1998 was $18.2 million, or $0.56 per share, compared with $13.5 million, or $0.41 per share, earned in the first nine months of the prior year. In addition, year-to-date net income includes a foreign currency exchange after-tax loss of $1.7 million, compared to an after-tax loss of $0.3 million in the prior year. These foreign currency exchange losses were recorded as other expense.

9

Year 2000

Like most companies, Lands' End is addressing the Year 2000 problem. We are continuing our comprehensive evaluation of all our computer systems and microprocessors and are in the process of replacing, modifying and/or converting those systems that are not Year 2000 compliant. The incremental expenses over the next two fiscal years associated with our efforts to become Year 2000 compliant are being determined as part of our continuing evaluation and are expected to be significant. The company anticipates that it will be able to provide additional information regarding the scope and anticipated costs associated with Year 2000 compliance in its upcoming Form 10-K filing.

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

At October 31, 1997, the company had unsecured domestic credit facilities totaling $110 million, of which about $85 million had been used. The company also maintains foreign credit lines for use in foreign operations totaling the equivalent of approximately $52 million as of October 31, 1997, of which $33 million was used. The company has a separate $20 million bank facility, which runs through May 31, 1998, available to fund treasury stock purchases and capital expenditures, all of which was unused.

Since fiscal 1990, the company's board of directors has authorized the company from time to time to purchase a total of 10.7 million shares of treasury stock. As of December 12, 1997, 10.2 million shares have been purchased, and there is a balance of 0.5 million shares available to the company. The company had used short-term borrowings under its existing bank facilities to fund a portion of the $38 million of treasury stock purchased through October 31, 1997.








10
Capital expenditures for fiscal 1998 are currently planned to be about $50 million, of which about $31 million had been expended through October 31, 1997. Major projects to date as of October 31, 1997, included expansion of distribution and office facilities in Dodgeville, WI, and in Oakham in the United Kingdom, new computer hardware and software and replacement of a corporate aircraft. The company believes that its cash flow from operations and borrowings under its current credit facilities will provide adequate resources to meet its capital requirements, treasury stock purchases and operational needs for the foreseeable future.


















































11


                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         There are no material legal proceedings presently pending, except for routine litigation incidental to the business, to which Lands' End, Inc., is a party or of which any of its property is the subject.

Items 2 and 3 are not applicable and have been omitted.

Item 4.  Submission of Matters to a Vote of Security Holders
         There were no matters submitted to a vote of security holders for the quarter ended October 31, 1997.

Item 5.  Other Information

         In October 1997, the company's board of directors elected Daniel Okrent as a director of the company. Okrent has been editor of new media for Time, Inc., New York, since December 1996, after serving four years as managing editor of Life. Prior to 1991, he was editor at Alfred A. Knopf, Inc. and Viking Press, and editor-in-chief at Harcourt Brace Jovanovich, Inc. Okrent, 49, was founding editor of New England Monthly, president of Texas Monthly Press and also appeared as a featured commentator on Ken Burns' PBS series, Baseball. Okrent has published four books, and his articles have appeared in Esquire, Sports Illustrated, Travel & Leisure, and many other magazines. He was co-creative director of Our Times, an illustrated encyclopedia of the twentieth century, published in 1995.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              The following exhibit is filed as part of this report:

              Table                                         Exhibit
              Number   Description                          Number

              (11)     Statement of recomputation of
                       earnings per share                      1

         (b)  Reports on Form 8-K
              There were no reports filed on Form 8-K
              during the three-month period ended
              October 31, 1997.














                                     12

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and chief financial officer.















                                             LANDS' END, INC.



Date:  December 12, 1997              By /s/ BRADLEY K. JOHNSON
                                             Bradley K. Johnson
                                             Senior Vice President,
                                             Chief Administrative Officer
                                             and Chief Financial Officer





























                                     13





                                                               Exhibit 11.1

                       COMPUTATION OF EARNINGS PER SHARE




                        LANDS' END, INC. & SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE
                   (In thousands, except per share amounts)


                                        Three months ended  Nine Months Ended
                                        10/31/97  11/01/96  10/31/97  11/01/96

Net income............................. $  8,162  $  6,157  $ 22,896  $ 13,516

Average shares of common stock
outstanding during the period..........   31,767    32,895    32,123    33,255

Incremental shares from assumed
exercise of stock options (primary)....      344       193       346       130

                                          32,111    33,088    32,469    33,385

Primary earnings per share............. $   0.25  $   0.19  $   0.71  $   0.40

Average shares of common stock
outstanding during the period..........   31,767    32,895    32,123    33,255

Incremental shares from assumed exercise

of stock options (fully diluted).......      432       208       432       208

                                          32,199    33,103    32,555    33,463

Fully diluted earnings per share....... $   0.25  $   0.19  $   0.70  $   0.40

Average shares of common stock
outstanding during the period..........   31,767    32,895    32,123    33,255

Basic earnings per share............... $   0.26  $   0.19  $   0.71  $   0.41