Form 10-K405
period 1998-01-30
LANDS END INC
filed 1998-04-28
CIK 799288

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                _______________

                                   FORM 10-K
(Mark one)
    X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.  (FEE REQUIRED)
          For the fiscal year ended January 30, 1998
                            OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.  (NO FEE REQUIRED)
          For the transition period from ...... to ......

                         Commission file number 1-9769

                               LANDS' END, INC.
            (Exact name of registrant as specified in its charter)

               DELAWARE                               36-2512786
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                Identification No.)

    Lands' End Lane, Dodgeville, WI                      53595
(Address of principal executive offices)              (Zip code)

Registrant's telephone number, including area code:  608-935-9341

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
         Title of each class                      on which registered
    Common Stock ($0.01 par value)               New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

As of March 20, 1998, the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was $458,835,797.
The number of shares of Common Stock ($0.01 par value) outstanding as of March 20, 1998, was 30,961,250.

                      DOCUMENTS INCORPORATED BY REFERENCE

               Documents                          Form 10-K Reference
   Notice of 1998 Annual Meeting and              Part III, Items 10,
 Proxy Statement dated April 13, 1998                11, 12 and 13









                      Lands' End, Inc. & Subsidiaries
                                 Index To
                        Annual Report On Form 10-K
                      For Year Ended January 30, 1998

Part I.                                                                Page

     Item 1.   Business .............................................   3-8
               Executive Officers of the Registrant .................   8-9
     Item 2.   Properties ........................................... 10-11
     Item 3.   Legal Proceedings ....................................    11
     Item 4.   Submission of Matters to a Vote of Security Holders ..    11

Part II.

     Item 5.   Market for Registrant's Common Equity and Related
                 Shareholder Matters ................................    12
     Item 6.   Selected Consolidated Financial Data .................    13
     Item 7.   Management's Discussion and Analysis of Consolidated
                 Financial Condition and Results of Operations ...... 14-21
     Item 8.   Consolidated Financial Statements and Supplementary
                 Data ............................................... 22-42
     Item 9.   Changes in and Disagreements on Accounting and
                 Consolidated Financial Disclosure...................    43

Part III.

     Item 10.  Directors and Executive Officers of the Registrant....    43
     Item 11.  Executive Compensation ...............................    43
     Item 12.  Security Ownership of Certain Beneficial Owners and
                 Management .........................................    43
     Item 13.  Certain Relationships and Related Transactions .......    43

Part IV.

     Item 14.  Exhibits, Consolidated Financial Statement Schedules,
                 and Reports on Form 8-K ............................    44

Signatures ..........................................................    45


















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

The company's growth strategy has three key elements. First, the company seeks to increase sales from its regular catalogs in the United States both by expanding its customer base and by increasing sales to its existing customers through improvements in its merchandise offerings and creative presentations. Second, the company endeavors to generate additional sales by making targeted mailings of its specialty catalogs to existing and prospective customers, and by offering its products on the Internet. Third, the company is actively pursuing opportunities to apply its merchandising, marketing and order fulfillment skills abroad by continuing its efforts in the United Kingdom, Japan and Germany.

Date of Incorporation

The Registrant was incorporated in Illinois in 1963 and became a Delaware corporation in 1986.

                           Catalogs and Marketing

Lands' End views each catalog issue as a unique opportunity to communicate with its customers. Products are described in visual and editorial detail in which the company shares its view of the benefits and features of its merchandise. The catalogs use such techniques as background stories, editorials, monthly publication and distinctive covers to stimulate the reader's interest, combining a consistent theme with varying monthly features.

                        Domestic and Foreign Segments

The company's business is entirely concentrated in one product area of traditionally styled apparel, domestics (primarily bedding and bath items) and soft luggage. Although the company's business can not be divided into meaningful industry segments, its operations can be grouped into two geographic segments, Domestic and Foreign. The Domestic segment is our primary segment and consists of United States-based operations. The Foreign segment includes foreign-based operations conducted in Japan, the United Kingdom and Germany. Segment disclosures are detailed below.

                       Domestic (U.S. Based Operations)

Regular (Primary) and Prospector Catalogs

During fiscal 1998, the company mailed 12 issues of its regular monthly (primary) catalog with an average of 169 pages per issue from its U.S. based operations. Worldwide, the company mailed approximately 230 million full-price catalogs, including specialty catalogs and abridged issues.





                                                                       3
Each issue of the regular catalog offers certain basic product lines for men and women (including knit shirts, sweaters, dress and sport shirts, casual pants, dresses, skirts, accessories, and soft luggage) that customers have come to expect. The regular catalog also offers seasonal merchandise, such as swimsuits, outerwear and holiday gifts. In addition to the mailings of the regular catalog, each year Lands' End generally mails two end-of-season clearance catalogs, an interim catalog, and a "Last Chance Before Christmas" catalog. The company mails an abridged version of its regular catalog to prospective customers who are identified based on lists of magazine subscribers and customers of other direct marketers and on lists compiled of households meeting certain demographic criteria. In addition, the company identifies prospective new customers through its national advertising campaign.

Specialty Catalogs

In fiscal 1991, the company introduced Kids, Coming Home, and Beyond Buttondowns. The Kids catalog offers children's clothing. In fiscal 1998, the company launched its first Kid's Uniform catalog, that targets the growing uniform trend in many public and private schools. The Coming Home catalog offers domestic products, primarily bedding and bath items. Beyond Buttondowns offers men's tailored clothing and accessories. In fiscal 1994, the company introduced Textures, which was revamped as First Person Singular in fiscal 1997. First Person Singular features women's tailored clothing and accessories. In fiscal 1998, the company mailed seven issues of its Kids catalogs, six issues of its Coming Home catalogs, six issues of its Beyond Buttondowns catalogs, and five issues of its First Person Singular catalogs.

In fiscal 1994, the company purchased a majority interest in The Territory Ahead. In the first quarter of fiscal 1998, the company sold The Territory Ahead and recorded an after-tax gain of approximately $5.0 million. In fiscal 1998, The Territory Ahead mailed one issue of its catalogs while a part of Lands' End.

In fiscal 1994, Corporate Sales, the company's business-to-business catalog, was introduced. Corporate Sales offers quality products to groups, teams and clubs or to companies that use Lands' End's merchandise for corporate premiums or incentive programs. The company's embroidery capabilities allow for the design and monogram of unique logos or emblems for groups. In fiscal 1998, the company mailed five issues of its Corporate Sales catalogs.

In fiscal 1995, the company purchased the trademark of Willis & Geiger Company, a respected brand that offers apparel and related products targeted to the outdoor enthusiast. There were four issues of Willis & Geiger catalogs mailed in fiscal 1998.

Pan International

Through the company's Pan International business, regular mailings of primary and specialty catalogs are sent to customers in more than 175 countries throughout the world. Fulfillment for these export sales is handled through the company's Wisconsin facilities in the United States.










                                                                       4
                           Foreign Based Operations

In September 1991, the company launched its first United Kingdom (U.K.) catalog denominated in British pound sterling. In August 1993, the company opened a telephone order and distribution center in Oakham, England, which allowed the company to fill orders locally and greatly reduce delivery time to U.K. customers. Construction of a new phone and distribution center in Oakham is targeted to be completed in the summer of 1998. Nine issues of the pound-denominated U.K. catalog were mailed in fiscal 1998.

In fall 1994, the company launched operations in Japan, and in fiscal 1998, the company mailed six issues of the Japanese-language, yen-denominated catalog. During fiscal 1998, the company's phone center and administrative office moved to a larger facility in Yokohama. The distribution center moved to Fujieda from Maebashi in fiscal 1997 to accommodate future growth. Packages are delivered from this warehouse in Fujieda which is managed by Lands' End's employees.

In August 1996, the company launched its first German-language, Deutsche mark-denominated catalog. Four issues were mailed during fiscal 1998. The company's phone center and administrative functions operate from its Mettlach, Germany, offices. Orders are packed and shipped from the Lands' End European distribution center in Oakham, England.

Financial Information about Foreign and Domestic Operations

See Note 11 to the Consolidated Financial Statements in Item 8 for geographic segment financial data.

The Internet

The company believes that ways of reaching customers other than by regular catalog mailings may become increasingly important in the future. The company offers cybershopping, company profile, product information and other services to its customers on its user-friendly web site at www.landsend.com. During fiscal 1998, the company added a new website called "Beyond Lands' End" that is devoted to bringing unique adventures to its Internet shoppers. In addition, Lands' End Japan opened a home page (www.landsend.co.jp) late in fiscal 1998. The company will continue to explore the development of interactive shopping to meet its customer's expectations. However, marketing the company's products through regular and specialty catalogs is expected to remain the primary means of communicating with customers.

Customers

A principal factor in the company's success to date has been the development of its own list of active customers, many of whom have been identified through their response to the company's advertising. At the end of fiscal 1998, the company's mailing list consisted of about 27.2 million persons, approximately
9.6 million of whom are viewed as "current customers" because they have made at least one purchase from the company within the last 36 months. The company routinely updates and refines this list prior to individual catalog mailings to monitor customer interest as reflected in criteria such as the recency, frequency, dollar amount, and product type of purchases.




                                                                       5
The company believes that its customer list has desirable demographic characteristics and is well-suited to the products offered in the company's catalogs. A customer research survey conducted by the company in the United States during 1997 indicated that approximately 54 percent of its customers were in the 35-54 age group and had median incomes of $60,000. This research indicated that approximately 88 percent of Lands' End customers attended or graduated from college.

The company conducts a national advertising campaign intended to build the company's reputation and to attract new customers. In fiscal 1998, this advertising appeared in about 50 national magazines, as well as on national television and radio. In addition, the company advertises in approximately 80 national, regional and local publications in Canada, the U.K., Japan, Germany, the Middle East, and in Pacific Rim countries.

The company is not dependent upon any single customer, or upon any single group of customers, the loss of which would have a material effect on the company.

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

As part of its "direct merchant" philosophy, Lands' End seeks to deal directly with its suppliers and to avoid intermediaries. All goods are produced by independent manufacturers, except for the majority of our soft luggage which is assembled at the company's own facilities. During fiscal 1998, the company purchased merchandise from about 440 domestic and foreign manufacturers, with one manufacturer accounting for about 11 percent of company purchases in fiscal 1998. The company would be subject to minimal risk to the extent of finding alternative sourcing if this manufacturer experiences prolonged work stoppages or economic problems. In fiscal 1998, about 50 percent of our merchandise was made in the United States, and 50 percent was imported, mainly from Asia, Central America, South America and Europe. The company will continue to take advantage of worldwide sourcing without sacrificing customer service or quality standards. The availability and cost of certain foreign products may be affected by United States trade policies, economic events and the value of the United States dollar relative to foreign currencies.











                                                                       6
Order Entry and Fulfillment

The company attempts to simplify catalog shopping as much as possible and believes that its fulfillment systems are among the best in the United States. Lands' End utilizes toll-free telephone numbers which may be called 24 hours a day, seven days a week (except Christmas Day) to place orders, to request a catalog or to seek assistance. Approximately 85 - 90 percent of catalog orders are placed by telephone. Telephone calls were answered by as many as 3,000 well-trained sales representatives who utilize on-line computer terminals to enter customer orders and to retrieve information about product characteristics and availability. Additional services are provided through the use of AT&T language lines to serve foreign customers and TDD (telephone device for the deaf). The company's three U.S. telephone centers are located in Dodgeville, Cross Plains and Reedsburg, Wisconsin. International telephone centers are located in Oakham, England, Yokohama, Japan and Mettlach, Germany.

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

Merchandise Liquidation

Liquidations, sales of overstocks and end-of-season merchandise at reduced prices, were approximately 8 percent, 9 percent and 11 percent of net sales in fiscal 1998, 1997 and 1996, respectively. A majority of liquidation sales were made through catalogs and other print media. The balance was sold principally through the company's outlet and inlet retail stores.

Competition

The company's principal competitors are other catalog companies and retail stores, including specialty shops and department stores. The company may also face increased competition from other retailers as the number of television shopping channels and the variety of merchandise offered through electronic media increase. The apparel retail business in general is intensely competitive. Lands' End competes principally on the basis of merchandise value (quality and price), its established customer list and customer service, including fast order fulfillment and its unqualified guarantee.








                                                                       7
The company is one of the leading catalog companies in the U.S. The company attributes the growth in the catalog industry to many factors including customer convenience, widespread use of credit cards, the use of toll-free telephone lines, customers having less time to shop in stores, and purchasing of product on-line through various computer networks. At the same time, the catalog business is subject to uncertainties in the economy, which result in fluctuating levels of overall consumer spending. Due to the lead times required for catalog production and distribution and product development, catalog retailers may not be able to respond as quickly as traditional retailers in an environment of rapidly changing prices.

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

Employees

The company believes that its skilled and dedicated workforce is one of its key resources. Employees are not covered by collective bargaining agreements, and the company considers its employee relations to be excellent. As a result of the highly seasonal nature of the company's business, the size of the company's workforce varies, ranging from approximately 6,600 to 9,200 individuals in fiscal 1998. During the peak winter season of fiscal 1998, approximately 4,700 of the company's approximately 9,200 employees were temporary employees.

Executive Officers of the Registrant

The following are the executive officers of the company:

Michael J. Smith, 37, is President and Chief Executive Officer of the company. In 1983, Mr. Smith entered the employ of the company as a Market Research Analyst, became Circulation Manager of Planning in 1985, and was promoted to Manager of Merchandise Planning and Research in 1988. In 1990, he was named Managing Director of Coming Home and was elected Vice President of that business in 1991. He assumed his present position and was elected as director of the company in December 1994.

William E. Ferry, 57, is Vice Chairman of Sales since rejoining the company in July 1996. Mr. Ferry served as Executive Vice President, Merchandising, with the company between 1981 and 1986. Mr. Ferry was the President and Chief Executive Officer for Eastern Mountain Sports from 1986 until 1996. He has been serving as a director of the company since November 1996.



                                                                       8
Stephen A. (Chip) Orum, 52, is Executive Vice President and Chief Operating Officer. Mr. Orum joined the company as Vice President and Chief Financial Officer in June 1991, and was appointed Senior Vice President and Chief Financial Officer in February 1993. He was promoted to his present position in October 1994. Mr. Orum was employed by Jos. A. Bank Clothiers, Inc. since 1982 in various capacities, reaching the position of Executive Vice President and Chief Financial Officer.

Bradley K. Johnson, 41, is Senior Vice President, Chief Administrative Officer and Chief Financial Officer. Mr. Johnson joined the company in May 1996 assuming his current position. He was employed by Wilsons The Leather Experts, a subsidiary of Melville Co. since 1989 in various capacities, reaching the position of Vice President of Operations and Chief Financial Officer.

Francis P. Schaecher, 50, is Senior Vice President of Operations. Mr. Schaecher joined the company in 1982 as Operations Manager. He served as Vice President of Operations from 1983 until 1990, at which time he assumed his present position.


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






























                                                                       9

Item 2.  Properties

The following table sets forth certain information of the company and its subsidiaries relating to their principal facilities as of January 30, 1998. None of these properties is subject to mortgage or collateral assignment.

                                                               Type of
Location                                                       Interest
  Domestic Properties:
    Wisconsin:
      Warehouses in Dodgeville and Reedsburg                    Owned
      Phone centers and offices in Dodgeville,
        Cross Plains and Reedsburg                              Owned
      Activity Center in Dodgeville                             Owned
      Hangars in Madison and Mineral Point                      Owned
      Inlet (A) stores in Brookfield, Fox Point
        and Madison                                             Leased
      Outlet stores in Madison, Oshkosh, and Dodgeville         Leased
      Offices in Madison                                        Leased

    Iowa:
      Manufacturing plants in West Union and Elkader            Owned
      Outlet stores in Iowa City and West Des Moines            Leased

    Illinois:
      Outlet stores in Chicago, Evanston, Lombard,
        Niles, Schaumburg, Vernon Hills, Champaign,
        Springfield, and Rockford                               Leased

    Minnesota:
      Inlet (A) stores in Richfield and Minnetonka
        and Woodbury                                            Leased
      Travelers Inlet Store (B) at the Minneapolis/
        St. Paul International Airport                          Leased

    New York:
      Inlet (A)-store in Rochester                              Leased


  International Properties:
    United Kingdom:
      Warehouse, phone center, outlet store, and offices
        in Oakham                                               Leased
      Land in Oakham (building construction in progress)        Owned
      Outlet stores in Bicester Village and Hatfield            Leased
      Sourcing office in London                                 Leased
    Japan:
      Warehouse in Fujieda City                                 Leased
      Offices and phone center in Yokohama                      Leased
    Germany:
      Offices and phone center in Mettlach                      Leased
    Portugal:
      Sourcing office in Maia                                   Leased

The company believes that its facilities are in good condition, well maintained and suitable for their intended uses. The company is expanding its facilities in Dodgeville and Reedsburg, Wisconsin, and the United Kingdom to allow for future growth.



                                                                       10

  (A) The company introduced its "inlet" (originally known only as outlet) concept during fiscal 1997. The "inlet" store enhances the traditional outlet "overstock" store and offers face-to-face catalog shopping within a store. The "inlet" stores carry a limited selection of Lands' End signature items at regular catalog prices, along with expanded customer service that catalog customers have come to expect.

  (B) The Traveler's Inlet is located at the Minneapolis/St. Paul International Airport and carries only full-price merchandise and offers special services to travelers.

Item 3.  Legal Proceedings

  There are no material legal proceedings presently pending, except for routine litigation incidental to the business, to which the company is a party or of which any of its property is the subject.

Item 4.  Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 30, 1998.







































                                                                       11
PART II.

Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters

  Market Information

  The common stock of the company is listed and traded on the New York Stock Exchange. The stock tables in most daily newspapers list the company as "LandsE". Ticker symbol: LE. See Item 12 "Consolidated quarterly analysis" for information on the high and low stock prices of the company's common stock. The closing price of the company's stock on the New York Stock Exchange on March 20, 1998, (record date) was $37 7/16 per share.

  Shareholders

  As of March 20, 1998, the number of shareholders of record of common stock of the company was 2,427. This number excludes shareholders whose stock is held in nominee or street name by brokers.

  Dividends

  See Item 7 "Liquidity and capital resources" of Management's Discussion and Analysis for the company's decision not to pay cash dividends during fiscal years 1998, 1997 and 1996.





































                                                                       12
Item 6.  Selected Consolidated Financial Data
FIVE-YEAR CONSOLIDATED FINANCIAL SUMMARY (unaudited)
(In thousands, except per share data)
Fiscal Year                1998        1997        1996       1995     19943
Income statement data:
Net sales              $1,263,629  $1,118,743  $1,031,548  $992,106  $869,975
Pretax income             101,825      84,919      50,925    59,663    69,870
 Percent to net sales        8.1%        7.6%        4.9%      6.0%      8.0%
Net income before
 cumulative effect of
 change in accounting      64,150      50,952      30,555    36,096    42,429
Cumulative effect of
 accounting change              -           -           -         -     1,300
Net income                 64,150      50,952      30,555    36,096    43,729

Per share of common stock: (1)(2)
 Basic earnings per share
  before cumulative
  effect of change in
  accounting                $2.01       $1.54       $0.89     $1.03     $1.18
Cumulative effect of
  change in accounting          -           -           -         -       .04
Basic earnings per
  share                     $2.01       $1.54       $0.89     $1.03     $1.22
Diluted earnings per
  share                     $2.00       $1.53       $0.89     $1.02     $1.21
Cash dividends per share        -           -           -         -     $0.10
Common shares outstanding  30,979      32,442      33,659    34,826    35,912

Balance sheet data:
Current assets         $  299,146    $272,039    $222,089  $198,168  $192,276
Current liabilities       182,013     145,566     114,744   102,717    91,049
Property, plant, equipment
 and intangibles, net     134,326     106,006     101,408    99,444    81,554
Total assets              433,472     378,045     323,497   297,612   273,830
Noncurrent liabilities      8,747       9,474       7,561     5,767     5,496
Shareholders'
 investment               242,712     223,005     201,192   189,128   177,285
Other data:
Net working capital     $ 117,133    $126,473    $107,345  $ 95,451  $101,227
Capital expenditures       48,228      17,992      14,780    27,005    16,958
Depreciation and
 amortization expense      15,127      13,558      12,456    10,311     8,286
Return on average
 shareholders'
 investment                   28%         24%         16%       20%       28%
Return on average assets      16%         15%         10%       13%       18%

1.  Share data reflects the two-for-one stock split declared in May 1994.

2. In the fourth quarter of fiscal 1998, the company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share."

3. Effective January 30, 1993, the company adopted Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes" which was recorded as a change in accounting principle at the beginning of fiscal 1994 with an increase to net income of $1.3 million or $0.04 per share.
                                                                       13

Item 7. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

Results of operations for fiscal 1998, compared with fiscal 1997

Fiscal 1998 was a good year. Sales growth was strong throughout the year. Gross profit margin improved, mainly due to higher initial margins, while selling, general and administrative expenses rose due primarily to a higher number of pages mailed, which reduced productivity, or sales per page. In fiscal 1997, inventory levels were too low, and we disappointed more customers than in prior years. Higher inventory levels in the last half of fiscal 1998 increased our first-time fulfillment rate and resulted in fewer lost sales and backorders. Sales in the United States from our core business, represented by our monthly and prospecting catalogs, accounted for about 53 percent of total net sales in fiscal 1998. Sales from our foreign-based operations in Japan, the United Kingdom and Germany accounted for just above 10 percent of total net sales. Net income increased 25.9 percent this year compared to last year. Net income in fiscal 1998 included an after-tax gain of $4.9 million on the sale of our majority interest in The Territory Ahead.

Consolidated statements of operations presented as a percentage of net sales:


                                           For the period ended
                                January 30,    January 31,     February 2,
                                  1998           1997            1996

Net sales                         100.0%         100.0%          100.0%

Cost of sales                      53.4           54.5            57.0

Gross profit                       46.6           45.5            43.0

Selling, general and
  administrative expenses          38.8           37.9            38.0
Charges from sale of subsidiary       -            0.1             0.2

Income from operations              7.8            7.5             4.8
Interest income (expense), net        -            0.1            (0.3)
Gain on sale of subsidiary          0.6             -               -
Other                              (0.3)           0.0             0.4

Income before income taxes          8.1            7.6             4.9
Income tax provision                3.0            3.0             1.9

Net income                          5.1%           4.6%            3.0%











                                                                       14
Net sales grew by 13 percent

Net sales for the year just ended totaled $1.264 billion, compared with $1.119 billion in the prior year, an increase of 13.0 percent. Our sales increase in fiscal 1998 came mainly from growth in our specialty businesses, as well as from our core business, represented by the monthly and prospecting catalogs, and from our foreign-based operations. Our sales growth can be attributed to increases in the number of pages and catalogs mailed. In fiscal 1998, worldwide, we mailed 230 million full-price catalogs, compared to the prior year's 211 million. The total number of pages mailed increased about 26 percent. The company had a majority interest in The Territory Ahead for the first two months of fiscal 1998 and throughout all of fiscal 1997. Net sales for fiscal 1998 and 1997 included $5.1 million and $30.1 million, respectively, from The Territory Ahead. Excluding these amounts from both fiscal years' revenues, net sales for fiscal 1998 increased 15.6 percent.

Our inventory balance at the end of fiscal 1998 was $241 million, up 69 percent from fiscal 1997 ending inventory of $142 million. In fiscal 1997, many customers were disappointed when their orders could not be filled during the late fall and holiday seasons. This year we increased inventory, especially in the last half of the year, resulting in higher fulfillment rates for the most recent holiday period and reaching an annualized first-time fulfillment rate of 88 percent. This compares to an 86 percent rate in fiscal 1997, but is below our goal of shipping at least 90 percent of all items when the customer places an order. Higher inventory levels may result in greater product liquidations at lower margins in future periods.

Gross profit margin improved

Gross profit increased 15.5 percent to $588 million in fiscal 1998, compared with $510 million in fiscal 1997. As a percentage of net sales, gross profit rose to 46.6 percent in fiscal 1998, compared with 45.5 percent in fiscal 1997. The increase in gross profit margin was primarily due to higher initial markups and less steep markdowns on fewer liquidated sales. Liquidation of out-of-season and overstocked merchandise was 8 percent of net sales in fiscal 1998, compared with 9 percent in the prior year.

In fiscal 1998, inflationary pressure was low, and costs of inventory purchases increased 1.2 percent, compared with 1.0 percent in fiscal 1997.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses rose 15.4 percent in fiscal 1998 to $490 million, from $424 million in fiscal 1997. As a percentage of sales, SG&A was 38.8 percent in fiscal 1998, compared with 37.9 percent in fiscal 1997. The increase in the SG&A ratio was mainly the result of lower productivity, or sales per page, in the core catalogs due to an increase in the number of pages mailed, partially offset by lower paper prices. An additional factor increasing the SG&A ratio was relatively higher spending on information systems development. The cost of producing and mailing catalogs represented about 41 percent and 42 percent of total SG&A in fiscal 1998 and 1997, respectively.

Depreciation and amortization expense was $15.1 million, up 11.6 percent from the prior year, primarily because of additional equipment, computer hardware and software, and buildings. Rental expense was $13.5 million, up 5.4 percent, due mainly to increased computer-related rentals and building rentals.


                                                                       15
Utilization of credit lines increased

Because of higher inventory levels throughout the year, there was additional borrowing under our short-term lines of credit, increasing our interest expense by nearly $1.5 million from fiscal 1997. In addition, we spent $48 million in capital expenditures and purchased about $46 million in treasury stock. Our lines of credit peaked at $118 million in October 1997, compared with a peak of $27 million in the prior year. At January 30, 1998, we had short-term debt outstanding for foreign subsidiaries of $25 million, and domestic operations of $7.0 million and no long-term debt outstanding.

Net income increased

Net income for fiscal 1998 was $64.2 million, up 25.9 percent from the $51.0 million earned in fiscal 1997. Diluted earnings per share for the year just ended were $2.00, compared with $1.53 per share for the prior year. Fiscal 1998 net income includes an after-tax foreign currency exchange loss of $2.4
million, recorded as other expense.   The diluted weighted average number of
common shares outstanding was 32.1 million for fiscal 1998 and 33.2 million for fiscal 1997.

As previously reported, in the first quarter of fiscal 1998, we had an after-tax gain of $4.9 million, or $0.15 per share, from the sale of our majority interest in The Territory Ahead. In the third quarter of fiscal 1997, we took an after-tax charge to earnings of $840,000, or $0.03 per share, in connection with the sale of our wholly owned subsidiary MontBell America, Inc. Before the effect of these after-tax adjustments, net income for fiscal 1998 was $59.2 million, or $1.85 per share, compared with $51.8 million, or $1.56 per share, in fiscal 1997.

In August 1997, United Parcel Service (UPS), which delivers almost all packages to our customers, was on strike for 15 days. During this period, the company was able to deliver all orders in a timely fashion through the United States Postal Service (USPS). The cumulative costs of lost sales, increased shipping through USPS and advertising to notify customers that orders would be shipped were estimated to have a negative impact of $0.04 to $0.08 per share.

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

Net sales increased

Net sales for the 52-week year totaled $1.119 billion, compared with $1.032 billion in the prior 53-week year, an increase of 8.5 percent. Our sales increase in fiscal 1997 came mainly from growth in our specialty and international businesses, as well as from growth in our core business, represented by the monthly and prospecting catalogs. This is primarily the result of improvements in overall catalog productivity, or sales per page, especially in our specialty catalogs. Productivity improvements and growth in the core U.S. business were the result of stronger creative presentations and more compelling products. The core U.S. business accounted for about 60 percent of total net sales in fiscal 1997. For the year, worldwide, we had

                                                                       16
mailed 211 million full-price catalogs, compared to the prior year's 200 million. However, the total number of pages mailed was reduced by about 3 percent. Because of continuing high paper prices through most of the year, prospecting for new customers took place mostly in the final quarter.

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

Gross profit margin improved

Gross profit increased 15 percent to $510 million in fiscal 1997, compared with $444 million in fiscal 1996. As a percentage of net sales, gross profit rose to 45.5 percent in fiscal 1997, compared with 43.0 percent in fiscal 1996. Our gross profit margin improvement was due primarily to lower costs associated with liquidating overstocked product, as well as from lower merchandise costs through improvements in sourcing and from a greater proportion of sales from higher margin businesses. Liquidation of out-of-season and overstocked merchandise was 9 percent of net sales in fiscal 1997, compared with 11 percent in the prior year.

In fiscal 1997, inflationary pressure was low, and costs of inventory purchases increased 1.0 percent, compared with 1.8 percent in fiscal 1996.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses rose 8 percent in fiscal 1997 to $424 million, from $392 million in fiscal 1996. As a percentage of sales, SG&A was 37.9 percent in fiscal 1997, compared with 38.0 percent in fiscal 1996. Increased productivity of the catalogs, as well as a larger number of orders and higher average order volume, benefited our SG&A expenses. This was mostly offset by increased bonus and profit sharing expenses associated with our improved profitability. For the year as a whole, paper prices were flat. The cost of producing and mailing catalogs represented about 42 percent and 43 percent of total SG&A in fiscal 1997 and 1996, respectively.

Depreciation and amortization expense was $13.6 million, up 9 percent from the prior year, primarily because of equipment, buildings, computer hardware, and computer software. Rental expense was $12.8 million, up 11 percent, due mainly to increased computer-related rentals and building rentals. In fiscal 1997, we opened two additional stores in Minnesota and one in New York to liquidate excess inventory.











                                                                       17
Utilization of credit lines decreased

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

Net income increased

Net income in fiscal 1997 was $51.0 million, up 67 percent from the $30.6 million earned in the prior year. Diluted earnings per common share for the year just ended were $1.53, compared with $0.89 per share in fiscal 1996.

As previously reported, we had taken after-tax charges to earnings in the third quarter of fiscal 1997 of $840,000, or a reduction of $0.03 per share, and in the fourth quarter of fiscal 1996 of $1.1 million, also a reduction of $0.03 per share. These charges were in connection with the fiscal 1996 sale of our wholly owned subsidiary MontBell America, Inc. Before the effect of these after-tax charges, net income for fiscal 1997 was $51.8 million, or $1.56 per share, compared with $31.7 million, or $0.92 per share in fiscal 1996. The company's investment in MontBell America, Inc. was zero as of January 31, 1997.

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

Nearly 40 percent of our annual sales came in the fourth quarter of the fiscal years 1998 and 1997. About 63 percent and 75 percent of before-tax profit was realized in the same quarter of fiscal 1998 and 1997, respectively.

Liquidity and capital resources

To date, the bulk of our working capital needs have been met through funds generated from operations and from short-term bank loans. Our principal need for working capital has been to meet peak inventory requirements associated with our seasonal sales pattern. In addition, our resources have been used to make asset additions and purchase treasury stock.

During fiscal 1995, the board of directors evaluated its dividend practice whereby it had paid annual dividends. Given our intent to buy back additional shares, the payment of a cash dividend is not planned for the foreseeable future.

We will continue to explore investment opportunities arising from the expansion of our international businesses and the development of new businesses. While this investment spending has had some negative impact on earnings, it is not expected to have a material effect on liquidity.
                                                                       18
At January 30, 1998, we had unsecured domestic credit facilities totaling $110 million, of which $7.0 million was used. The company also maintains foreign credit lines for use in foreign operations totaling the equivalent of approximately $50 million, of which $25.4 million was used at January 30, 1998. The company has a separate $20 million bank facility available to fund treasury stock purchases and capital expenditures. This facility runs through May 31, 1998, at which time the company expects to renew it.

The company's board of directors authorized the purchase of up to 1.0 million shares, 1.5 million shares and 2.0 million shares of the company's common stock in July 1996, January 1997 and January 1998, respectively. Of the total of 4.5 million shares, 2.1 million shares had been purchased as of January 30, 1998. Since fiscal 1990, the company's board of directors has authorized the purchase of a total of 12.7 million shares of the company's common stock. A total of
1.5 million, 1.3 million, and 1.3 million shares have been purchased in the fiscal years ended January 30, 1998, January 31, 1997, and February 2, 1996, respectively. The total cost of the purchases was $45.9 million, $30.1 million, and $20.0 million for fiscal 1998, 1997 and 1996, respectively.

Capital investment

Capital investment was about $48 million in fiscal 1998. Major projects included expansion of distribution and office facilities in Dodgeville, Wisconsin, and a new distribution and phone center in Oakham, England, new computer hardware and software, and replacement of a corporate aircraft.

In the coming year, we plan to invest about $60 million in capital improvements. Major projects will include completion of the new distribution and phone center in Oakham, England, completion of office facilities in Dodgeville, Wisconsin, expansion of distribution facilities in Reedsburg, Wisconsin, new computer hardware and software, and material handling equipment. We believe that our cash flow from operations and borrowings under our current credit facilities will provide adequate resources to meet our capital requirements and operational needs for the foreseeable future.

Other matters

Segment disclosure

During the fourth quarter of fiscal 1998, the company initially met requirements for segment disclosure as required by Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business." Based on such disclosure requirements, the company has determined that it is composed of only one industry segment, but has identifiable domestic and foreign geographic segments. Geographic information pertaining to net sales, operating profit and identifiable assets is provided in the Notes to Consolidated Financial Statements.

Year 2000

Lands' End has created a Year 2000 project office responsible for providing direction, coordinating activities and communicating with management as to the overall status of Lands' End Year 2000 efforts. The project team has developed a detailed strategic plan that addresses Lands' End's enterprise-wide Year 2000 efforts. Every functional area within the company will play a role in preparing the company for the turn of the century.



                                                                       19
We currently estimate that the total cost of our Year 2000 efforts will range between $16 to $20 million, the majority of which will be incurred in fiscal 1999. This includes all costs related to hardware and software issues found on our mainframe, mid-range and PC environments, as well as costs related to issues found in common facilities, such as printers, heating, air conditioning, security, photo copiers, fax machines, phone systems, etc. Most of our business-critical functions will be Year 2000-ready by the end of December 1998. The majority of 1999 is being reserved for integrated testing to ensure that the interaction among our various systems and computing environments, as well as internal and external interfaces, will all function together properly.

We do not sell any products that must be brought into Year 2000 compliance. However, we do rely upon many vendors and suppliers for their products and services. We are in the process of corresponding with all of our key vendors and suppliers and evaluating their preparedness for the turn of the century. The company plans to complete that evaluation by December 1998, including the development of contingency plans to manage areas of high identified risk.

Exchange rate sensitivity (derivatives)

The table below provides information about the company's derivative financial instruments and related underlying transactions that are sensitive to foreign exchange rates, summarized by currency in U.S. dollar equivalents. As of January 30, 1998, the company estimates a net foreign currency transaction exposure of $74.6 million of which $68.3 is hedged with foreign currency forward and option contracts. The table shows the impact to the company from a plus/minus 10 percent change in exchange rates on the company's net currency exposure. The company believes it has no material sensitivity to changes in foreign currency exchange rates on its net exposed derivative financial instrument position.
As of January 30, 1998
(Dollars in millions)

                  U.S. Dollar  Net          Net       Foreign      Foreign
                  Value of Net Underlying   Exposed   Exchange     Exchange
                  Foreign      Foreign      Long/     Loss From    Gain From
                  Exchange     Currency     (Short)   10% Appre-   10% Depre-
                  and Option   Transaction  Currency  ciation of   ciation of
Currency          Contracts    Exposures    Position  U.S. Dollar  U.S. Dollar
Japanese yen        $ 34.8       $ 38.0      $ 3.2      $ (0.3)       $ 0.3
British pound       $ 17.1       $ 18.0      $ 0.9      $ (0.1)       $ 0.1
German mark         $ 13.1       $ 15.3      $ 2.2      $ (0.2)       $ 0.2
Canadian dollar     $  3.3       $  3.3      $ 0.0      $  0.0        $ 0.0

  Total             $ 68.3       $ 74.6      $ 6.3      $ (0.6)       $ 0.6

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



                                                                       20
In recent challenges, various states have sought to require companies to begin collection of use taxes and/or pay taxes from previous sales. The company has not received assessments from any state.

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














































                                                                       21
Item 8.  Consolidated Financial Statement and Supplementary Data
Consolidated Statement of Operations
Lands' End, Inc. & Subsidiaries
(In thousands, except per share data)
                                                  For the period ended
                                        January 30,  January 31,  February 2,
                                           1998         1997          1996

Net sales                               $1,263,629  $1,118,743    $1,031,548

  Cost of sales                            675,138     609,168       588,017

Gross profit                               588,491     509,575       443,531

  Selling, general and
    administrative expenses                489,923     424,390       392,484
  Charges from sale of subsidiary                -       1,400         1,882

Income from operations                      98,568      83,785        49,165

Other income (expense):
  Interest expense                          (1,995)       (510)       (2,771)
  Interest income                            1,725       1,148           253
  Gain on sale of subsidiary                 7,805           -             -
  Other                                     (4,278)        496         4,278

  Total other income, net                    3,257       1,134         1,760

Income before income taxes                 101,825      84,919        50,925
Income tax provision                        37,675      33,967        20,370

Net income                              $   64,150  $   50,952    $   30,555

Basic earnings per share                $     2.01  $     1.54    $     0.89
Diluted earnings per share              $     2.00  $     1.53    $     0.89

Basic weighted average shares
  outstanding                               31,851      33,078        34,230
Diluted weighted average shares
  outstanding                               32,132      33,237        34,285

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.
















                                                                       22
Consolidated Balance Sheets
Lands' End, Inc. & Subsidiaries
(In thousands)                                       January 30,  January 31,
                                                        1998         1997
Assets
Current assets:
  Cash and cash equivalents                           $  6,338     $ 92,827
  Receivables, net                                      15,443        8,739
  Inventory                                            241,154      142,445
  Prepaid advertising                                   18,513       11,066
  Other prepaid expenses                                 5,085        5,440
  Deferred income tax benefits                          12,613       11,522
Total current assets                                   299,146      272,039

Property, plant and equipment, at cost:
  Land and buildings                                    81,781       72,360
  Fixtures and equipment                               118,190       98,642
  Leasehold improvements                                 5,443        4,291
  Construction in progress                              12,222        1,337
Total property, plant and equipment                    217,636      176,630
  Less-accumulated depreciation and amortization        84,227       72,946
Property, plant and equipment, net                     133,409      103,684
Intangibles, net                                           917        2,322
Total assets                                          $433,472     $378,045

Liabilities and shareholders' investment
Current liabilities:
  Lines of credit                                     $ 32,437     $ 11,195
  Accounts payable                                      83,743       76,585
  Reserve for returns                                    6,128        5,184
  Accrued liabilities                                   34,942       28,141
  Accrued profit sharing                                 4,286        2,937
  Income taxes payable                                  20,477       21,524
Total current liabilities                              182,013      145,566

Deferred income taxes                                    8,747        8,814
Long-term liabilities                                        -          660

Shareholders' investment:
  Common stock, 40,221 shares issued                       402          402
  Donated capital                                        8,400        8,400
  Additional paid-in capital                            26,457       26,230
  Deferred compensation                                 (1,047)      (1,370)
  Currency translation adjustments                         875          378
  Retained earnings                                    375,211      311,061
  Treasury stock, 9,281 and 7,778
    shares at cost, respectively                      (167,586)    (122,096)
Total shareholders' investment                         242,712      223,005
Total liabilities and shareholders' investment        $433,472     $378,045

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.







                                                                       23
Consolidated Statement of Shareholders' Investment
Lands' End, Inc. & Subsidiaries
(In thousands)
                                               For the period ended
                                    Jan. 30, 1998  Jan. 31, 1997  Feb. 2, 1996

Common Stock                          $     402      $     402      $    402

Donated Capital Balance               $   8,400      $   8,400      $  8,400

Additional Paid-in Capital
  Beginning balance                   $  26,230      $  26,165      $ 25,817
  Tax benefit of stock
   options exercised                        227             65           348
  Ending balance                      $  26,457      $  26,230      $ 26,165

Deferred Compensation
  Beginning balance                   $  (1,370)     $  (1,193)     $ (1,421)
  Issuance of treasury stock                  -           (494)            -
  Amortization of deferred
   compensation                             323            317           228
  Ending balance                      $  (1,047)     $  (1,370)     $ (1,193)

Foreign Currency Translation
  Beginning balance                   $     378      $     360      $    284
  Adjustment for the year                   497             18            76
  Ending balance                      $     875      $     378      $    360

Retained Earnings
  Beginning balance                   $ 311,061      $ 260,109      $229,554
  Net income                             64,150         50,952        30,555
  Ending balance                      $ 375,211      $ 311,061      $260,109

Treasury Stock
  Beginning balance                   $(122,096)     $ (93,051)     $(73,908)
  Purchase of treasury stock            (45,899)       (30,143)      (20,001)
  Issuance of treasury stock                409          1,098           858
  Ending balance                      $(167,586)     $(122,096)     $(93,051)

Total Shareholders' Investment        $ 242,712      $ 223,005      $201,192

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.
















                                                                       24
Consolidated Statements of Cash Flows
Lands' End, Inc. & Subsidiaries                     For the period ended
(In thousands)                                  Jan. 30,   Jan. 31,  Feb. 2,
                                                  1998       1997      1996
Cash flows from operating activities:
  Net income                                    $ 64,150   $ 50,952  $ 30,555
  Adjustments to reconcile net income to net
    cash flows from operating activities-
    Depreciation and amortization                 15,127     13,558    12,456
    Deferred compensation expense                    323        317       228
    Deferred income taxes                         (1,158)       994      (669)
    Pre-tax gain on sale of subsidiary            (7,805)         -         -
    Loss on disposal of fixed assets               1,127        325     1,544
    Changes in assets and liabilities excluding the
      effects of acquisitions and divestitures:
      Receivables                                 (7,019)      (675)   (4,888)
      Inventory                                 (104,545)    22,371     1,423
      Prepaid advertising                         (7,447)     4,758    (8,318)
      Other prepaid expenses                      (1,366)      (145)   (1,611)
      Accounts payable                            11,616     14,205     9,618
      Reserve for returns                            944        629      (456)
      Accrued liabilities                          8,755      4,390    (2,208)
      Accrued profit sharing                       1,349      1,454      (196)
      Income taxes payable                        (1,047)     8,268     3,877
    Other                                             64        394        37
Net cash flows from (used for) operating
  activities                                     (26,932)   121,795    41,392

Cash flows from (used for) investing activities:
  Cash paid for capital additions                (47,659)   (18,481)  (13,904)
  Proceeds from sale of subsidiaries              12,350          -     1,665
Net cash flows used for investing activities     (35,309)   (18,481)  (12,239)

Cash flows from (used for) financing activities:
  Proceeds from short-term borrowings             21,242      1,876     1,780
  Payment of long-term debt                            -          -       (40)
  Purchases of treasury stock                    (45,899)   (30,143)  (20,001)
  Issuance of treasury stock                         409        604       858
Net cash flows used for financing activities     (24,248)   (27,663)  (17,403)

Net increase (decrease) in cash
  and cash equivalents                           (86,489)    75,651    11,750

Beginning cash and cash equivalents               92,827     17,176     5,426

Ending cash and cash equivalents                $  6,338   $ 92,827  $ 17,176

Supplemental cash flow disclosures:
  Interest paid                                 $  1,995   $    517  $  2,833
  Income taxes paid                               39,337     25,261    16,896

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.






                                                                       25
Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

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

Year-end

The company's fiscal year is comprised of 52-53 weeks ending on the Friday closest to January 31. Fiscal 1998 ended on January 30, 1998, and fiscal 1997 ended on January 31, 1997, and both years were comprised of a 52-week year. Fiscal 1996 was a 53-week year that ended on February 2, 1996. The additional week was added in the fourth quarter of fiscal 1996.

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

Inventory

Inventory, primarily merchandise held for sale, is stated at last-in, first-out (LIFO) cost, which is lower than market. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventory would have been approximately $25.1 million and $23.1 million higher than reported at January 30, 1998 and January 31, 1997, respectively.















                                                                       26
Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

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

Advertising costs reported as prepaid assets were $18.5 million and $11.1 million as of January 30, 1998 and January 31, 1997, respectively. Advertising expense was $226.7 million, $195.7 million and $188.3 million for fiscal years ended January 30, 1998, January 31, 1997 and February 2, 1996, respectively.

Depreciation

Depreciation expense is calculated using the straight-line method over the estimated useful lives of the assets, which are 20 to 30 years for buildings and land improvements and five to 10 years for leasehold improvements and furniture, fixtures, equipment, and software. The company provides one-half year of depreciation in the year of addition and retirement.

Intangibles

Intangible assets consist primarily of goodwill which is being amortized over 40 years on a straight-line basis. Other intangibles are amortized up to a period of five years. Total accumulated amortization of these intangibles as reflected on the Consolidated Balance Sheets was $0.4 million and $0.8 million at January 30, 1998 and January 31, 1997, respectively.

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







                                                                       27
Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

The company enters into forward exchange contracts and options to hedge anticipated foreign currency transactions during the upcoming seasons.
The purpose of the company's foreign currency hedging activities is to protect the company from the risk that the eventual dollar cash flows resulting from these transactions will be adversely affected by changes in exchange rates. At January 30, 1998, the company had forward exchange contracts, maturing through January 1999, to sell approximately 1.6 billion Japanese yen, 10.5 million British pounds and 8.0 million Deutsche marks and to purchase approximately 4.5 million Canadian dollars. In addition, as of January 30, 1998, the company had outstanding forward currency options to sell
2.4 billion Japanese yen and 15.0 million Deutsche marks. The gains and losses on the outstanding forward exchange contracts are reflected in the financial statements in the period in which the currency fluctuation occurs. The premiums on options are amortized over the life of the option.

The company also uses import letters of credit to purchase foreign-sourced merchandise. The letters of credit are primarily U.S. dollar-denominated and are issued through third-party financial institutions to guarantee payment for such merchandise within agreed-upon time periods. At
January 30, 1998, the company had outstanding letters of credit of approximately $25 million, all of which had expiration dates of less than one year.

The counterparties to the financial instruments discussed above are primarily large financial institutions; management believes the risk of counterparty nonperformance on these financial instruments is not significant.

Foreign currency and transactions

Financial statements of the foreign subsidiaries are translated into U.S. dollars in accordance with the provisions of Statement of Financial
Accounting Standards (SFAS) No. 52. Translation adjustments are accumulated in a separate component of stockholders' equity. Foreign currency transaction gains and losses, recorded as other income and expense on the Consolidated Statements of Operations, included a loss of $3.8 million, and gains of $0.2 million and $4.1 million in fiscal 1998, 1997 and 1996, respectively.

Fair values of financial instruments

The fair value of financial instruments does not materially differ from their carrying values.

Reclassifications

Certain financial statement amounts have been reclassified to be consistent with the fiscal 1998 presentation.










                                                                       28
Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

Accounting standards

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. The company will adopt this standard in the first quarter of fiscal 1999.

In June 1997, the Financial Accounting Standards Board also issued
SFAS No. 131, "Disclosure About Segments of an Enterprise and Related
Information."   This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise" and utilizes the "management approach" for segment reporting. The management approach is based on the way the chief operating decision maker(s) organizes segments within a company for making operating decisions and assessing performance. The provisions of SFAS 131 are effective for fiscal years beginning after December 15, 1997. The company will adopt this standard in the fourth quarter of fiscal 1999.

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

Treasury stock

The company's board of directors has authorized the purchase of a total of
12.7 million shares of the company's common stock. A total of 10.3 million, 8.8 million and 7.5 million shares had been purchased as of January 30, 1998, January 31, 1997 and February 2, 1996, respectively.

    Treasury stock summary:
                                           For the period ended
                               Jan. 30, 1998   Jan. 31, 1997   Feb. 2, 1996

     Beginning balance           7,778,258       6,561,298       5,394,972
       Purchase of stock         1,533,880       1,284,270       1,282,326
       Issuance of stock           (31,000)        (67,310)       (116,000)

     Ending Balance              9,281,138       7,778,258       6,561,298










                                                                       29
Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

Earnings per share

The company has adopted the disclosure provisions of SFAS No. 128, "Earnings Per Share." This statement replaces primary earnings per share (EPS) with basic earnings per share (basic EPS). Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. The weighted average common shares outstanding were 31.9 million, 33.1 million and 34.2 million for fiscal years 1998, 1997 and 1996, respectively. Common stock equivalents include awards, grants and stock options which have been issued by the company. This statement also requires presentation of EPS assuming full dilution, which is similar to the computation for fully diluted EPS under current reporting conventions. The common stock equivalents do not significantly dilute earnings per share.
                                           Jan. 30,    Jan. 31,    Feb.2,
    (In thousands, except per share data)    1998        1997       1996

    Net income                             $64,150     $50,952     $30,555
    Average shares of common stock
      outstanding                           31,851      33,078      34,230
    Incremental shares from assumed
      exercise of stock options                281         159          55
                                            32,132      33,237      34,285

    Diluted earnings per share             $  2.00     $  1.53     $  0.89

    Basic earnings per share               $  2.01     $  1.54     $  0.89

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


















                                                                       30

Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

The following table reflects the activity under the stock award and stock grant plans:
                                             Awards       Grants
      Balance at January 27, 1995            115,360           0
        Granted                                    -           -
        Forfeited                             (2,700)          -
        Vested                               (15,980)          -
      Balance at February 2, 1996             96,680           0
        Granted                                    -      25,000
        Forfeited                             (6,560)          -
        Vested                               (15,000)          -
      Balance at January 31, 1997             75,120      25,000
        Granted                                    -           -
        Forfeited                               (980)          -
        Vested                               (17,140)      5,000
       Balance at January 30, 1998            57,000      20,000

The granting of these awards and grants has been recorded as deferred compensation based on the fair market value of the shares at the date of grant. Compensation expense under these plans is recorded as shares vest.

Stock options

The company has 2.5 million and 0.4 million shares of common stock, either authorized and unissued or treasury shares, that may be issued pursuant to the exercise of options granted under the company's Stock Option Plan (for employees) and the Non-Employee Director Stock Option Plan, respectively.

Under the company's Stock Option Plan, options are granted at the discretion of a committee of the company's board of directors to officers and key employees of the company. In fiscal 1998, the board of directors of the company adopted the Non-Employee Director Stock Option Plan to encourage stock ownership by members of the board of directors of the company who are not also employed by the company in order to further align the interests of the non-employee directors with those of the shareholders. No option may have an exercise price less than the fair market value per share of the common stock at the date of the grant.


















                                                                       31
Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

Activity under the stock option plan is as follows:
                                                     Average
                                                     Exercise   Exercisable
                                           Options     Price      Options

      Balance at January 27, 1995          466,400    $13.56      195,480
        Granted                            342,100    $16.50
        Exercised                         (116,000)   $ 7.40
        Forfeited                          (70,800)   $17.55
      Balance at February 2, 1996          621,700    $15.87      150,240
        Granted                            647,000    $20.52
        Exercised                          (42,310)   $14.28
        Forfeited                          (75,990)   $16.69
      Balance at January 31, 1997        1,150,400    $18.49      193,140
        Granted                            347,917    $33.45
        Exercised                          (31,000)   $13.21
        Forfeited                                -         -
      Balance at January 30, 1998        1,467,317    $21.42      350,107

The range of options outstanding as of January 30, 1998 is as follows:

                                                                  Weighted
                                                                   Average
                                                                 Remaining
                 Number of Options        Weighted Average     Contractual
Price Range            Shares              Exercise Price             Life
Per Share     Outstanding/Exercisable  Outstanding/Exercisable  (In years)

$12.00-$19.99      924,600/256,350          $17.41/$ 15.61          7.4
$20.00-$29.99      274,800/ 90,840           25.64/  25.00          8.5
$30.00-$35.00      267,917/  2,917           30.94/  30.94          9.8

                 1,467,317/350,107         $ 21.42/$ 18.18          8.0

The options above generally have a 10-year term. Options granted under the company's Stock Option Plan generally vest over five years; options granted under the Non-Employee Director Stock Option Plan vest over a period from zero to two years.

Stock-based compensation

During fiscal 1996 the company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by the statement, the company will continue to account for its stock-based compensation plans as presented by APB Opinion No. 25 and related interpretations. Accordingly, compensation costs related to the stock awards and grants were $0.3 million, $0.3 million and $0.2 million in fiscal 1998, 1997, and 1996, respectively. The pro forma impact of determining compensation cost based on the fair value of stock options is not material.







                                                                       32
Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

Had compensation cost for the company's options granted after January 27, 1995, been determined consistent with SFAS No. 123, the company's net income and earnings per share would have been reduced to the following pro forma amounts:
    (In thousands, except per         Jan. 30,     Jan. 31,     Feb. 2,
      share data)                       1998          1997        1996
    Net income
      As reported                     $64,150       $50,952      $30,555
      Pro forma                       $62,511       $50,402      $30,379

    Basic earnings per share
      As reported                     $  2.01       $  1.54      $  0.89
      Pro forma                       $  1.96       $  1.52      $  0.89

    Diluted earnings per share
      As reported                     $  2.00       $  1.53      $  0.89
      Pro forma                       $  1.95       $  1.52      $  0.89

The fair value of each option grant was estimated as of the date of grant using the Black-Scholes pricing model. The resulting compensation cost was amortized over the vesting period.

The grant-date fair values and assumptions used to determine such value are as follows:

Options granted during                      1998        1997        1996
Weighted average grant-date fair value     $33.45      $20.52      $16.50
Assumptions:
  Risk-free interest rates                  6.10%       6.57%       7.60%
  Expected volatility                      37.30%      42.21%      42.76%
  Expected term (in years)                    7.0         7.0         7.0

Note 3.  Income taxes

Earnings before income taxes consisted of the following (in thousands):

                        1998           1997         1996
United States         $ 95,909       $ 80,807     $ 48,598
Foreign                  5,916          4,112        2,327

Total                 $101,825       $ 84,919     $ 50,925















                                                                       33

Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

The components of the provision for income taxes for each of the periods presented are as follows (in thousands):

                                       Period ended,
                     January 30,        January 31,       February 2,
                        1998               1997              1996
      Current:
        Federal       $ 31,335           $ 26,291          $ 17,996
        State            4,449              4,993             3,043
        Foreign          3,049              1,689                 -
      Deferred          (1,158)               994              (669)
                      $ 37,675           $ 33,967          $ 20,370



The difference between income taxes at the statutory federal income tax rate of 35 percent and income tax reported in the statements of operations is as follows (in thousands):

                                               Period ended,
                                  January 30,    January 31,    February 2,
                                     1998           1997           1996

     Tax at statutory
       federal tax rate            $ 35,640       $ 29,720       $ 17,825
     State income taxes,
       net of federal benefit         3,999          3,314          2,018
     Foreign taxes
       (excess over statutory rate)   1,130            551              -
     Tax credits                     (2,127)          (662)             -
     Other                             (967)         1,044            527

                                   $ 37,675       $ 33,967       $ 20,370

Under the liability method prescribed by the SFAS No. 109, "Accounting for Income Taxes," deferred taxes are provided based upon enacted tax laws and rates applicable to the periods in which taxes become payable.



















                                                                       34

Notes to Consolidated Financial Statements
Lands' End, Inc., & Subsidiaries

Temporary differences which give rise to deferred tax assets and liabilities as of January 30, 1998 and January 31, 1997 are as follows (in thousands):

                                  Jan. 30, 1998   Jan. 31, 1997
    Deferred tax assets:
        Catalog advertising         $ (1,810)       $ (2,180)
        Inventory                      7,016           7,315
        Employee benefits              3,891           3,244
        Reserve for returns            2,451           2,074
        Foreign operating
          loss carryforwards          (1,271)           (843)
        Valuation allowance            1,271             843
        Other                          1,065           1,069

          Total                     $ 12,613        $ 11,522

    Deferred tax liabilities:
        Depreciation                $  8,857        $  9,201
        Other                           (110)           (387)

          Total                     $  8,747        $  8,814

The valuation allowance required under SFAS No. 109 has been established for the deferred income tax benefits related to certain subsidiary loss carryforwards, which management currently estimates may not be realized. These carryforwards do not expire.

Note 4.  Lines of credit

The company has unsecured domestic lines of credit with various U.S. banks totaling $110 million. There was $7.0 million outstanding at January 30, 1998, compared with no amount outstanding at January 31, 1997.

In addition, the company has unsecured lines of credit with various foreign banks totaling the equivalent of approximately $50 million for its wholly owned subsidiaries. There was $25.4 million outstanding at January 30, 1998, compared with $11.2 million as of January 31, 1997.

















                                                                       35

Notes to Consolidated Financial Statements
Lands' End, Inc., & Subsidiaries

The following table summarizes certain information regarding these short-term borrowings (dollars in millions):

                                     1998        1997        1996
Maximum amount of borrowings        $  118      $   27      $  104
Average amount of borrowings        $   38      $   15      $   49
Weighted average interest rate
  during year                        5.25%       3.50%       5.44%
Weighted average interest rate
  at year-end                        5.27%       3.60%       1.63%

Note 5.  Long-term debt

There was no long-term debt as of January 30, 1998 and January 31, 1997.

The company has an agreement which expires May 31, 1998 with a bank for a $20 million credit facility available to fund treasury stock purchases and capital expenditures. The company intends to renew this facility. As of January 30, 1998, the company was in compliance with lending conditions and covenants related to this debt facility.

Note 6.  Leases

The company leases store and office space and equipment under various leasing arrangements. The leases are accounted for as operating leases. Total rental expense under these leases was $13.5 million, $12.8 million and $11.6 million for the years ended January 30, 1998, January 31, 1997 and February 2, 1996, respectively.

Total future fiscal year commitments under these leases as of January 30, 1998 are as follows (in thousands):

                      1999        $ 10,776
                      2000           7,873
                      2001           3,466
                      2002           2,650
                      2003           2,341
                      After 2003     1,984
                                  $ 29,090

Note 7.  Retirement plan

The company has a retirement plan which covers most regular employees and provides for annual contributions at the discretion of the board of directors. Also included in the plan is a 401(k) feature that allows employees to make contributions, and the company matches a portion of those contributions. Total expense provided under this plan was $6.6 million, $5.0 million and $3.2 million for the years ended January 30, 1998, January 31, 1997 and February 2, 1996, respectively.







                                                                       36
Notes to Consolidated Financial Statements
Lands' End, Inc., & Subsidiaries

Note 8.  Postretirement benefits

In January 1998, the company implemented a plan to provide health insurance benefits for eligible retired employees. These insurance benefits will be funded through insurance contracts, a group benefit trust or general assets of the company. The cost of these insurance benefits is recognized as the eligible employees render service.

The components of postretirement benefit cost for the year ended January 30, 1998, were as follows:

    (In thousands)                    1998

    Service cost                    $     53
    Interest cost                         25
    Net amortization and deferral         22

    Postretirement benefit cost     $    100

The following table presents the change in the postretirement benefit obligation in fiscal 1998:

    (In thousands)                                     1998
    Postretirement benefit obligation,
      beginning of year                              $     0
    Service cost                                          53
    Interest cost                                         25
    Actuarial gain                                        (3)
    Implementation of plan                             4,344
    Benefit obligation, end of year                 $  4,419
    Unrecognized actuarial gain                            3
    Unrecognized prior service cost                   (4,322)
    Postretirement benefit obligation,
      end of year                                   $    100

The assumed weighted average annual rate of increase in the per capita cost of health benefits is 7.5 percent for fiscal 1999 and is assumed to decrease 0.5 percent each year from fiscal 1999 to fiscal 2004 and remain at 5 percent thereafter. The weighted average discount rate was 7 percent at January 30, 1998.

A 1 percent change in the health care cost trend rates would have the following effects on the amounts reported:

                                Service and         Postretirement
    (In thousands)             Interest Costs     Benefit Obligation
    1 percent increase              $  4                 $  209
    1 percent decrease              $ (4)                $ (177)








                                                                       37
Notes to Consolidated Financial Statements
Lands' End, Inc., & Subsidiaries

Note 9.  Divestitures

The Territory Ahead
During the first quarter of fiscal 1998, the company sold its majority interest in The Territory Ahead to The International Cornerstone Group, Inc. of Boston, Massachusetts, resulting in an after-tax gain of $4.9 million. The after-tax gain was recorded in the first quarter of fiscal 1998.

MontBell
In July 1994, the company formed a wholly owned subsidiary that acquired the marketing rights and assets of MontBell America, Inc. In fiscal 1996, the company sold those marketing rights and assets to a wholly owned subsidiary of Outdoor Industry Group, Inc. In connection with this sale, the company has taken after-tax charges to earnings of $0.8 million and $1.1 million in fiscal 1997 and 1996, respectively.

Sales and results of operations of MontBell America, Inc. and The Territory Ahead were not material to the consolidated financial statements.

Note 10.  Sales and use tax

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














                                                                       38
Notes to Consolidated Financial Statements
Lands' End, Inc., & Subsidiaries

Note 11.  Segment disclosure

The company's business is concentrated entirely in one product area -- traditionally styled apparel, domestics (primarily bedding and bath items), and soft luggage. It is not possible, therefore, to divide the company's business into meaningful industry segments.

However, the company's operations consist of domestic and foreign operations and can be grouped into two geographic segments. The company's primary segment is Domestic, which consists of United States-based operations. The Foreign segment includes foreign-based operations conducted mainly in Japan, the United Kingdom and Germany.

Pertinent financial data by geographical segments for the three years ended January 30, 1998, are as follows (in thousands):

                                      Fiscal year ended January 30, 1998
                               Domestic   Foreign  Eliminations  Consolidated
Net sales                     $1,131,840* $131,789   $       0     $1,263,629
Intercompany                      31,775         0     (31,775)             0
  Total net sales             $1,163,615  $131,789   $ (31,775)    $1,263,629
Operating profit              $   91,579  $  6,989   $       0     $   98,568
Other income and expenses, net                                          3,257
Income before income taxes                                         $  101,825

Identifiable assets           $  378,394  $ 55,078   $       0     $  433,472


                                      Fiscal year ended January 31, 1997
                               Domestic   Foreign   Eliminations  Consolidated
Net sales                     $1,023,035* $ 95,708   $       0     $1,118,743
Intercompany                      27,885         0     (27,885)             0
  Total net sales             $1,050,920  $ 95,708   $ (27,885)    $1,118,743
Operating profit              $   79,475  $  4,310   $       0     $   83,785
Other income and expenses, net                                          1,134
Income before income taxes                                         $   84,919

Identifiable assets           $  345,923  $ 32,122   $       0     $  378,045


                                      Fiscal year ended February 2, 1996
                               Domestic   Foreign   Eliminations  Consolidated
Net sales                     $  957,914* $ 73,634   $       0     $1,031,548
Intercompany                      22,471         0     (22,471)             0
  Total net sales             $  980,385  $ 73,634   $ (22,471)    $1,031,548
Operating profit              $   46,323  $  2,842   $       0     $   49,165
Other income and expenses, net                                          1,760
Income before income taxes                                         $   50,925

Identifiable assets           $  301,299  $ 22,198   $       0     $  323,497

*Export sales were less than 10 percent of total net sales and are included in the Domestic segment.



                                                                       39

Note 12.  Consolidated quarterly analysis (unaudited)


(In thousands, except per share data)
                                           Fiscal 1998

                            1st Qtr.   2nd Qtr.   3rd Qtr.   4th Qtr.


Net Sales                   $244,720   $219,883   $318,608   $480,418
Gross profit                 112,732    102,533    146,749    226,477
Pretax income                 18,844      5,755     13,562     63,664
Net income                  $ 11,306   $  3,428   $  8,162   $ 41,254
Basic earnings per share    $   0.35   $   0.11   $   0.26   $   1.33
Diluted earnings per share  $   0.35   $   0.11   $   0.26   $   1.32
Common shares outstanding     32,350     32,144     31,328     30,979

(In dollars)
Market price of shares
 outstanding:
  - Market high               29 1/8     30 7/8    32 7/8    39 7/16
  - Market low                25 1/8     25 5/8    26 3/16   31 13/16


                                          Fiscal 1997

                            1st Qtr.   2nd Qtr.   3rd Qtr.   4th Qtr.


Net Sales                   $211,835   $196,160   $287,420   $423,328
Gross profit                  94,737     89,469    126,087    199,282
Pretax income                  7,348      4,926     10,319     62,326
Net income                  $  4,409   $  2,950   $  6,157   $ 37,436
Basic earnings per share    $   0.13   $   0.09   $   0.19   $   1.15
Diluted earnings per share  $   0.13   $   0.09   $   0.19   $   1.14
Common shares outstanding     33,609     32,994     32,831     32,442

(In dollars)
Market price of shares
 outstanding:
  - Market high               19 7/8     24 3/4     23 1/8     30 1/4
  - Market low                14 5/8     18 1/8     19 7/8     21 1/8


Quarterly earnings per share amounts are based on the weighted average common shares outstanding for each quarter and, therefore, might not equal the amount computed for the total year.












                                                                       40
RESPONSIBILITY FOR CONSOLIDATED FINANCIAL STATEMENTS

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

Management of the company has established and maintains a system of internal control that provides for appropriate division of responsibility, reasonable assurance as to the integrity and reliability of the consolidated financial statements, the protection of assets from unauthorized use or disposition, the prevention and detection of fraudulent financial reporting, and the maintenance of an active program of internal audits. Management believes that, as of January 30, 1998, the company's system of internal control is adequate to accomplish the objectives discussed herein.

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

















                                                                       41

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Lands' End, Inc.:

We have audited the accompanying consolidated balance sheets of Lands' End, Inc. (a Delaware corporation) and its subsidiaries as of January 30, 1998, and January 31, 1997, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the three years in the period ended January 30, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lands' End, Inc. and subsidiaries as of January 30, 1998, and January 31, 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 1998, in conformity with generally accepted accounting principles.





ARTHUR ANDERSEN LLP
Milwaukee, Wisconsin
March 6, 1998





















                                                                       42

Part II continued

Item 9. Changes in and Disagreements on Accounting and Consolidated Financial Disclosure

   The company has had no change in, or disagreements with, its independent certified public accountants on accounting and financial disclosure.

                                 Part III

Item 10.  Directors and Executive Officers of the Registrant

    The information required by this item with respect to directors of the company is incorporated herein by reference to pages 1 through 4 of the Lands' End, Inc. Notice of 1998 Annual Meeting and Proxy Statement dated April 13, 1998 (the "Proxy Statement").

    The information required by this item with respect to executive officers of the company is included on pages 8 and 9 in Part I of this Form 10-K report.

Item 11.  Executive Compensation

    The information required by this item is incorporated herein by reference to pages 5 through 9 of the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    The information required by this item is incorporated herein by reference to page 11 and 12 of the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

    The information required by this item is incorporated herein by reference to pages 3 and 4 of the Proxy Statement.
























                                                                       43
                                 PART IV.

Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K

          (a)  1.  Consolidated Financial Statements
                     See index on page 2.

               2.  Exhibits

                  Table                                             Exhibit
                  Number                Description                 Number
                  ------                -----------                 -------

                   (23)     Consent of Arthur Andersen LLP             1


          (b)   Reports on Form 8-K

                There were no reports filed on Form 8-K during the three-month period ended January 30, 1998.






































                                                                       44
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 28, 1998.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities shown, as of April 28, 1998.


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


/s/  WILLIAM E. FERRY       Vice Chairman of Sales and Director
---------------------------
     William E. Ferry


/s/  JOHN N. LATTER         Director
---------------------------
     John N. Latter


/s/  DAVID B. HELLER        Director
---------------------------
     David B. Heller


/s/  HOWARD G. KRANE        Director
---------------------------
     Howard G. Krane


/s/  DANIEL OKRENT          Director
---------------------------
     Daniel Okrent
                                                                       45


   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTARY SCHEDULE


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the Lands' End, Inc. annual report to shareholders included in this Form 10-K and have issued our report thereon dated March 6, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule on page 47 of this Form 10-K is the responsibility of the company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.





/s/  ARTHUR ANDERSEN LLP
     Milwaukee, Wisconsin
     April 28, 1998

                      LANDS' END, INC. & SUBSIDIARIES
                                SCHEDULE II
                     VALUATION AND QUALIFYING ACCOUNTS
                          (Dollars in thousands)

                               Balance,   Amounts     Write-Offs   Balance,
                               Beginning  Charged to   Against     End of
                               of Period  Net Income   Reserve     Period
                               ---------  ----------   -------     ------
Reserve for Returns:


Year Ended January 30, 1998     $ 5,184    $179,096    $178,152    $  6,128
                                =======    ========    ========    ========

Year Ended January 31, 1997     $ 4,555    $150,820    $150,191    $  5,184
                                =======    ========    ========    ========

Year Ended February 2, 1996     $ 5,011    $145,626    $146,082    $  4,555
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
                                                                     1993

      (4)    Equity Instrument and Agreements relating
                  to Debt Obligations:

             Form of Stock Certificate to evidence the         1     10-Q
                  Common stock.                                    Aug 1990

             First Amendment to the Lands' End                 2     S-8
                  Retirement Plan                                  Oct 1995

      (10)   Material Contracts:

             Form of letter from bank approving the            7     10-K
                  company's unsecured line of credit                 1992
                  and corresponding note.

             Term Loan Note and Loan Agreement between        11     10-Q
                  the company and the American National            Aug 1990
                  Bank and Trust Company of Chicago.

             Eighth Amendment to Loan Agreement between the    1     10-Q
                  company and the American National Bank           May 1997
                  and Trust Company of Chicago, dated
                  May 31, 1997

  Table                     Description                     Exhibit  Doc
  Number                     of Item                        Number   Desc
  ------                    -----------                     -------  -----

   (10)     Buying Agreement between the company and           7     10-Q
                 the European Buying Agency, Ltd.                  Nov 1990

            Salaried Incentive Bonus Plan                      9     S-1

            Annual Incentive Plan and Long-Term                     Proxy
                 Incentive Plan                                      1996

            Stock Option Plan of the company                   1     10-K
                                                                     1995

            Non-Employee Director Stock Option Plan                 Proxy
                                                                     1997

            Amended and Restated Retirement Plan,              3     10-K
                 dated February 1, 1992                              1994

            Form of Director Deferred Compensation             1     10-Q
                 Agreement                                         July 1995

                                                              Exhibit 23.1


                CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K into the Company's previously filed Registration Statement on Form S-8 (File No. 033-63461).






/s/  ARTHUR ANDERSEN LLP
     Milwaukee, Wisconsin
     April 28, 1998











































*     *     *     *     *