Form 10-Q
period 1998-05-01
LANDS END INC
filed 1998-06-12
CIK 799288

===========================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                _______________

                                   FORM 10-Q

(Mark one)
    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the Quarter Ended May 1, 1998
                            OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.

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

          Yes   X                             No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 12, 1998:

Common stock, $.01 par value 30,347,550 shares outstanding









                        LANDS' END, INC. & SUBSIDIARIES
                              INDEX TO FORM 10-Q


                                                                    Page
PART I.  FINANCIAL INFORMATION                                     Number

   Item 1.  Financial Statements

            Consolidated Statements of Operations for the
               Three Months Ended May 1, 1998, and
               May 2, 1997.......................................     3

            Consolidated Balance Sheets at May 1, 1998,
               January 30, 1998, and May 2, 1997.................     4

            Consolidated Statements of Cash Flows for the
               Three Months Ended May 1, 1998, and
               May 2, 1997.......................................     5

            Notes to Consolidated Financial Statements...........   6-7

   Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations........................................   8-9

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings....................................    10

   Item 4.  Submission of Matters to a Vote of
               Security Holders..................................    10

   Item 6.  Exhibits and Reports on Form 8-K.....................    10

   Signature.....................................................    11

                        PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                        LANDS' END, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                          Three months ended
                                          May 1,       May 2,
                                           1998         1997
                                              (Unaudited)


Net sales                                $268,587    $244,720

  Cost of sales                           143,847     131,988

Gross profit                              124,740     112,732

  Selling, general and
    administrative expenses               116,283     102,165

Income from operations                      8,457      10,567

  Other income (expense):
    Interest expense                       (1,006)       (142)
    Interest income                             1         956
    Gain on sale of subsidiary                  -       7,805
    Other                                     814        (342)

    Total other income
      (expense), net                         (191)      8,277

Income before income taxes                  8,266      18,844
  Income tax provision                      3,058       7,538

Net income                               $  5,208    $ 11,306

Basic earnings per share                 $   0.17    $   0.35

Diluted earnings per share               $   0.17    $   0.35

Basic weighted average shares
  outstanding                              30,950      32,391
Diluted weighted average shares
  outstanding                              31,346      32,617

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        LANDS' END, INC. & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                         May 1,     Jan. 30,       May 2,
                                          1998        1998         1997
                                       (unaudited)  (audited)   (unaudited)
Assets
Current assets:
  Cash and cash equivalents             $  5,485    $  6,338     $ 56,906
  Receivables                             18,583      15,443       12,536
  Inventory                              265,958     241,154      157,970
  Prepaid advertising                     21,599      18,513       13,276
  Other prepaid expenses                   5,349       5,085        5,016
  Deferred income tax benefits            12,613      12,613       11,522
Total current assets                     329,587     299,146      257,226

Property, plant and equipment, at cost:
  Land and buildings                      81,590      81,781       71,726
  Fixtures and equipment                 121,243     118,190      100,376
  Leasehold improvements                   5,541       5,443        5,068
  Construction in progress                20,099      12,222        4,717
Total property, plant and equipment      228,473     217,636      181,887
  Less-accumulated depreciation
    and amortization                      88,639      84,227       75,915
Property, plant and equipment, net       139,834     133,409      105,972
Intangibles, net                             938         917          930
Total assets                            $470,359    $433,472     $364,128

Liabilities and shareholders' investment
Current liabilities:
  Lines of credit                       $110,229    $ 32,437     $ 18,715
  Accounts payable                        66,890      83,743       68,364
  Reserve for returns                      4,872       6,128        4,332
  Accrued liabilities                     26,152      34,942       23,384
  Accrued profit sharing                     263       4,286          507
  Income taxes payable                     4,794      20,477       10,012
Total current liabilities                213,200     182,013      125,314

Deferred income taxes                      8,747       8,747        8,814

Shareholders' investment:
  Common stock, 40,221 shares issued         402         402          402
  Donated capital                          8,400       8,400        8,400
  Additional paid-in capital              26,661      26,457       26,274
  Deferred compensation                     (979)     (1,047)      (1,300)
  Currency translation adjustments           747         875          709
  Retained earnings                      380,419     375,211      322,367
  Treasury stock, 9,259, 9,281 and
    7,948 shares at cost, respectively  (167,238)   (167,586)    (126,852)
Total shareholders' investment           248,412     242,712      230,000
Total liabilities and shareholders'
  investment                            $470,359    $433,472     $364,128

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                        LANDS' END, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                                     Three Months Ended
                                                      May 1,      May 2,
                                                       1998       1997
                                                         (unaudited)

Cash flows from (used for) operating activities:
  Net income                                         $  5,208   $ 11,306
    Adjustments to reconcile net income to net
    cash flows from operating activities-
       Depreciation and amortization                    4,457      4,048
       Deferred compensation expense                       68         70
       Pre-tax gain on sale of subsidiary                   -     (7,805)
       Loss on disposal of fixed assets                     -        558
       Changes in current assets and liabilities
       excluding the effects of acquisitions
       and divestitures:
         Receivables                                   (3,140)    (4,112)
         Inventory                                    (24,804)   (21,361)
         Prepaid advertising                           (3,086)    (2,210)
         Other prepaid expenses                          (264)    (1,297)
         Accounts payable                             (16,853)    (3,763)
         Reserve for returns                           (1,256)      (852)
         Accrued liabilities                           (8,965)    (3,485)
         Accrued profit sharing                        (4,023)    (2,430)
         Income taxes payable                         (15,683)   (11,512)
       Other                                               76       (285)
Net cash flows used for operating activities          (68,265)   (43,130)

Cash flows from (used for) investing activities:
  Cash paid for capital additions                     (10,728)    (7,905)
  Proceeds from sale of subsidiary                          -     12,350
Net cash flows from (used for) investing activities   (10,728)     4,445

Cash flows from (used for) financing activities:
  Proceeds from short-term debt                        77,792      7,520
  Exercise of stock options                               348        102
  Purchases of treasury stock                               -     (4,858)
Net cash flows from financing activities               78,140      2,764

Net decrease in cash and cash equivalents                (853)   (35,921)
Beginning cash and cash equivalents                     6,338     92,827

Ending cash and cash equivalents                     $  5,485   $ 56,906

Supplemental cash flow disclosures:
  Interest paid                                      $  1,006   $    142
  Income taxes paid                                    18,135     19,572

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Interim financial statements

The condensed consolidated financial statements included herein have been prepared by Lands' End, Inc. (the company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods disclosed within this report are not necessarily indicative of future financial results. These consolidated financial statements are condensed and should be read in conjunction with the financial statements and the notes thereto included in the company's latest Annual Report on Form 10-K, which includes financial statements for the year ended January 30, 1998.

2.  Reclassification

Certain financial statement amounts have been reclassified to be consistent with the current presentation.

3.  Accounting standards

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that entities capitalize certain internal-use software costs once certain criteria are met. The provisions of SOP 98-1 are effective for fiscal years beginning after December 15, 1998. The company does not expect the adoption of SOP 98-1 will have a material impact on the financial statements.

4.  Earnings per share

In accordance with SFAS No. 128, "Earnings Per Share", the following table discloses the computation of the diluted earnings per share and the basic earnings per share. The common stock equivalents do not significantly dilute earnings per share.
                                                 Three Months Ended

  (In thousands, except per share data)     May 1, 1998      May 2, 1997

  Net income                                 $   5,208        $  11,306
  Average shares of common stock
    outstanding                                 30,950           32,391
  Incremental shares from assumed
    exercise of stock options                      396              226
                                                31,346           32,617
  Diluted earnings per share                  $   0.17        $    0.35
  Basic earnings per share                    $   0.17        $    0.35

                        LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Comprehensive income

In January 1998, the company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components. The following table presents the company's comprehensive income (000's):

                                      Three Months Ended

                                  May 1, 1998     May 2, 1997
Net income                         $   5,208       $  11,306
Change in cumulative
  translation adjustments, net          (128)            331
    Total comprehensive income     $   5,080       $  11,637

Item 2.                     Management's Discussion
                                 and Analysis
Results of Operations

                 Three Months Ended May 1, 1998, compared with
                        Three Months Ended May 2, 1997

The company's net sales in the first quarter of fiscal 1999 increased 9.8 percent to $268.6 million from $244.7 million in the same quarter last year. The increase in sales for the quarter just ended was primarily due to an increase in the number of catalogs and pages mailed. The growth in sales came primarily from the company's specialty businesses. Sales from the core business, represented by the company's regular monthly and prospecting catalogs, were flat. Sales during the first two months of the quarter were unexpectedly soft, and the majority of the sales gains were realized in the last month of the quarter. Net sales for last year's first quarter included $5.1 million from The Territory Ahead, in which the company had a majority interest at that time. Excluding this amount from fiscal 1998's revenues, net sales for the first quarter of fiscal 1999 increased 12.1 percent. Sales for the first six weeks of the second quarter were not as strong as that 12.1 percent increase.

Gross profit in the quarter just ended was $124.7 million, or 46.4 percent of net sales, compared with $112.7 million, or 46.1 percent of net sales, in the first quarter of the prior year. The increase in gross profit margin was due to higher initial margins. This was partially offset by higher sales of liquidated merchandise due to a shift in timing of the company's liquidation mailer which pushed more lower margin sales into the first quarter than in the prior year. Liquidations of excess inventory were about 9 percent of net sales in the quarter just ended, compared with about 7 percent in the prior year.

For the first quarter this year, selling, general and administrative expenses increased 14 percent to $116.3 million, compared with $102.2 million in the similar quarter last year. As a percentage of net sales, SG&A was 43.3 percent, compared with 41.7 percent in the same period last year. The increase in the SG&A ratio was mainly due to lower catalog productivity, or sales per page. An additional factor contributing to the increased SG&A ratio was higher costs primarily associated with the company's Year 2000 efforts. During the quarter just ended, there was relatively lower profit sharing costs, due to lower earnings for the period.

During the last half of the prior fiscal year, the company had increased inventory to improve customer service. First quarter ending inventory was $266 million, up 68 percent from $158 million in the prior year. The company had about $110 million of short-term debt as of May 1, 1998, compared with $19 million at the same time last year. Interest expense in the quarter just ended was $1.0 million, compared with $1.0 million of interest income in the prior year. Higher inventory levels throughout the quarter contributed to higher sales due to higher first-time order fulfillment. Higher inventory levels may result in increased liquidations at greater markdowns in future periods.

Net income for the quarter just ended was $5.2 million, and diluted earnings per share were $0.17. Last year's first quarter earnings of $11.3 million, or $0.35 per share, included an after-tax gain of $4.7 million, or $0.15 per share, from the sale of the company's majority interest in The Territory Ahead. Excluding this non-recurring gain, net income for the prior year's first quarter was $6.6 million or $0.20 per share.

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

At May 1, 1998, the company had unsecured domestic credit facilities totaling $110 million, of which about $75 million had been used. The company also maintains foreign credit lines for use in foreign operations totaling the equivalent of approximately $49 million as of May 1, 1998, of which $35 million was used. The company has a separate $20 million bank facility, which runs through May 31, 1999, available to fund treasury stock purchases and capital expenditures, all of which was unused.

Since fiscal 1990, the company's board of directors has authorized the company from time to time to purchase a total of 12.7 million shares of treasury stock. As of June 12, 1998, 10.9 million shares have been purchased, and there is a balance of 1.8 million shares available to the company. The company did not purchase any treasury stock during the quarter ended May 1, 1998.

Capital expenditures for fiscal 1999 are currently planned to be about $55 million, of which about $11 million had been expended through May 1, 1998. Major projects to date as of May 1, 1998, include a new distribution and phone center in Oakham, England, expansion of distribution facilities in Reedsburg, Wisconsin, completion of office facilities in Dodgeville, Wisconsin, and new computer hardware and software. The company believes that its cash flow from operations and borrowings under its current credit facilities will provide adequate resources to meet its capital requirements, treasury stock purchases and operational needs for the foreseeable future.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
         There are no material legal proceedings presently pending, except for routine litigation incidental to the business, to which Lands' End, Inc., is a party or of which any of its property is the subject.

Items 2 and 3 are not applicable and have been omitted.

Item 4.  Submission of Matters to a Vote of Security Holders
         At the Annual Meeting of Shareholders held on May 13, 1998, pursuant to the Notice of Annual Meeting of Shareholders and Proxy Statement dated April 13, 1998, the voting results were as follows:

         (a) Each of the three nominees (John N. Latter, Daniel Okrent and Michael J. Smith) were elected to the Board of Directors. John
              N. Latter had holders of 28,611,007 shares voted FOR and 259,261 shares WITHHELD. Daniel Okrent had holders of 28,624,899 shares voted FOR and 245,369 shares WITHHELD. Michael J. Smith had holders of 28,598,131 shares voted FOR and 272,137 shares WITHHELD.

         (b) The appointment of Arthur Andersen LLP as independent public accountants for the company for the fiscal year ending January 29, 1999, was approved (28,731,786 shares voted FOR; 16,858 shares voted AGAINST; and 121,624 shares ABSTAINED).

Item 5.  is not applicable and has been omitted

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              The following exhibit is filed as part of this report:

              Table                                         Exhibit
              Number   Description                          Number

              (10)     Ninth Amendment to Loan Agreement
                       between the company and the American
                       National Bank and Trust Company of
                       Chicago, dated May 31, 1998             1

         (b)  Reports on Form 8-K
              There were no reports filed on Form 8-K
              during the three-month period ended
              May 1, 1998.

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and chief financial officer.









                                             LANDS' END, INC.



Date:  June 12, 1998                By /s/ BRADLEY K. JOHNSON
                                             Bradley K. Johnson
                                             Senior Vice President,
                                             Chief Administrative Officer
                                             and Chief Financial Officer

                                                       Exhibit 10.1

NINTH AMENDMENT TO LOAN AGREEMENT

      THIS NINTH AMENDMENT ("Amendment") is entered into as of this 31st day of May, 1998, by and between LANDS' END, INC., a Delaware corporation ("Borrower"), and AMERICAN NATIONAL BANK AND TRUST COMPANY OF CHICAGO ("Bank").

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

      WHEREAS, the parties hereto desire and have agreed to enter into this Amendment in order to amend certain terms of the Loan Agreement; and

      NOW, THEREFORE, in consideration of the above recitals, the mutual promises and agreements of the parties set forth herein and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree to amend the Loan Agreement as follows:

1. Extension of Final Disbursement Date. The Final Disbursement Date under the Loan Agreement is hereby extended to May 31, 1999.

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