Form 10-Q
period 1998-07-31
LANDS END INC
filed 1998-09-10
CIK 799288

===========================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                _______________

                                   FORM 10-Q

(Mark one)
    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the Quarter Ended JULY 31, 1998
                            OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.

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

          Yes   X                             No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 10, 1998:

Common stock, $.01 par value 30,239,300 shares outstanding





                        LANDS' END, INC. & SUBSIDIARIES
                              INDEX TO FORM 10-Q


                                                                    Page
PART I.  FINANCIAL INFORMATION                                     Number

   Item 1.  Financial Statements

            Consolidated Statements of Operations for the
               Three Months Ended July 31, 1998, and
               August 1, 1997....................................     3

            Consolidated Statements of Operations for the
               Six Months Ended July 31, 1998, and
               August 1, 1997....................................     4

            Consolidated Balance Sheets at July 31, 1998
               January 30, 1998, and August 1, 1997..............     5

            Consolidated Statements of Cash Flows for the
               Six Months Ended July 31, 1998, and
               August 1, 1997....................................     6

            Notes to Consolidated Financial Statements...........   7-8

   Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations........................................  9-11

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings....................................    12

   Item 4.  Submission of Matters to a Vote of
               Security Holders..................................    12

   Item 6.  Exhibits and Reports on Form 8-K.....................    12

   Signature.....................................................    13
















                                   2
                        PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                        LANDS' END, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                          Three months ended
                                         July 31,     Aug. 1,
                                           1998         1997
                                             (Unaudited)


Net sales                                $239,194    $219,883

  Cost of sales                           123,716     117,350

Gross profit                              115,478     102,533

  Selling, general and
    administrative expenses               114,794      96,780

Income from operations                        684       5,753
  Other income (expense):
    Interest expense                       (1,993)       (204)
    Interest income                             -         552
    Other                                   1,212        (346)

    Total other income
      (expense), net                         (781)          2

Income (loss) before income taxes             (97)      5,755
  Income tax provision (benefit)              (36)      2,327

Net income (loss)                        $    (61)   $  3,428

Basic earnings per share                 $   0.00    $   0.11
Diluted earnings per share               $   0.00    $   0.11

Basic weighted average shares
  outstanding                              30,504      32,220

Diluted weighted average shares
  outstanding                              30,801      32,461

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.








                                   3




                        LANDS' END, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                 Six months ended
                                               July 31,    Aug. 1,
                                                  1998       1997
                                                    (unaudited)

Net sales                                      $507,781    $464,603

  Cost of sales                                 267,563     249,338

Gross profit                                    240,218     215,265

  Selling, general and
    administrative expenses                     231,077     198,945

Income from operations                            9,141      16,320

  Other income (expense):
  Interest expense                               (2,999)       (346)
  Interest income                                     1       1,508
  Gain on sale of subsidiary                          -       7,805
  Other                                           2,026        (688)

Total other income (expense), net                  (972)      8,279

Income before income taxes                        8,169      24,599
  Income tax provision                            3,022       9,865

Net income                                     $  5,147    $ 14,734

Basic earnings per share                       $   0.17    $   0.46

Diluted earnings per share                     $   0.17    $   0.46

Basic weighted average shares outstanding        30,724      32,304

Diluted weighted average shares outstanding      31,069      32,538

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.














                                   4


                        LANDS' END, INC. & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                        July 31,    Jan. 30,      Aug. 1,
                                          1998        1998         1997
                                       (unaudited)  (audited)   (unaudited)
Assets
Current assets:
  Cash and cash equivalents             $  5,016    $  6,338     $  5,781
  Receivables                             12,087      15,443        7,033
  Inventory                              318,439     241,154      217,104
  Prepaid advertising                     22,364      18,513       12,728
  Other prepaid expenses                   5,459       5,085        5,103
  Deferred income tax benefit             12,613      12,613       11,522
Total current assets                     375,978     299,146      259,271

Property, plant and equipment, at cost:
  Land and buildings                      94,256      81,781       71,767
  Fixtures and equipment                 139,780     118,190      105,518
  Leasehold improvements                   5,551       5,443        5,149
  Construction in progress                 5,126      12,222        8,028
Total property, plant and equipment      244,713     217,636      190,462
  Less-accumulated depreciation
    and amortization                      92,544      84,227       79,854
Property, plant and equipment, net       152,169     133,409      110,608
Intangibles, net                             937         917          888
Total assets                            $529,084    $433,472     $370,767

Liabilities and shareholders' investment
Current liabilities:
  Lines of credit                       $177,256    $ 32,437     $ 17,622
  Accounts payable                        85,524      83,743       85,013
  Reserve for returns                      3,610       6,128        3,280
  Accrued liabilities                     26,688      34,942       22,295
  Accrued profit sharing                     246       4,286          812
  Income taxes payable                     3,159      20,477        4,262
Total current liabilities                296,483     182,013      133,284

Deferred income taxes                      8,747       8,747        8,814

Shareholders' investment:
  Common stock, 40,221 shares issued         402         402          402
  Donated capital                          8,400       8,400        8,400
  Additional paid-in capital              26,661      26,457       26,359
  Deferred compensation                     (912)     (1,047)      (1,216)
  Currency translation adjustments            56         875        1,088
  Retained earnings                      380,358     375,211      325,795
  Treasury stock, 9,984, 9,281 and
    8,123 shares at cost, respectively  (191,111)   (167,586)    (132,159)
Total shareholders' investment           223,854     242,712      228,669
Total liabilities and shareholders'
  investment                            $529,084    $433,472     $370,767

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.



                                   5

                        LANDS' END, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                                      Six Months Ended
                                                     July 31,    Aug. 1,
                                                       1998       1997
                                                         (unaudited)

Cash flows from (used for) operating activities:
  Net income                                         $  5,147   $ 14,734
    Adjustments to reconcile net income to net
    cash flows from operating activities-
       Depreciation and amortization                    9,582      8,022
       Deferred compensation expense                      135        154
       Pre-tax gain on sale of subsidiary                   -     (7,805)
       Loss on disposal of fixed assets                 1,217         64
       Changes in current assets and liabilities
       excluding the effects of acquisitions
       and divestitures:
         Receivables                                    3,356      1,391
         Inventory                                    (77,285)   (80,495)
         Prepaid advertising                           (3,851)    (1,662)
         Other prepaid expenses                          (374)    (1,384)
         Accounts payable                               1,781     12,886
         Reserve for returns                           (2,518)    (1,904)
         Accrued liabilities                           (8,655)    (3,977)
         Accrued profit sharing                        (4,040)    (2,125)
         Income taxes payable                         (17,318)   (17,262)
       Other                                             (615)       179
Net cash flows used for operating activities          (93,438)   (79,184)

Cash flows from (used for) investing activities:
  Cash paid for capital additions                     (29,178)   (16,576)
  Proceeds from sale of subsidiary                          -     12,350
Net cash flows used for investing activities          (29,178)    (4,226)

Cash flows from (used for) financing activities:
  Proceeds from short-term debt                       144,819      6,427
  Purchases of treasury stock                         (23,525)   (10,063)
Net cash flows from (used for) financing activities   121,294     (3,636)

Net decrease in cash and cash equivalents              (1,322)   (87,046)
Beginning cash and cash equivalents                     6,338     92,827

Ending cash and cash equivalents                     $  5,016   $  5,781

Supplemental cash flow disclosures:
  Interest paid                                      $  2,674   $    345
  Income taxes paid                                    20,033     27,552

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

3.  Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities." This statement addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The provisions of SFAS No. 133 are effective for fiscal years beginning after June 15, 1999. The company will adopt this standard in fiscal 2000, and is currently assessing its impact.

4.  Earnings per share

In accordance with SFAS No. 128, "Earnings Per Share", the following table discloses the computation of the diluted earnings per share and the basic earnings per share. The common stock equivalents do not significantly dilute earnings per share.

                               Three months ended        Six months ended
                              July 31,     Aug. 1,     July 31,      Aug. 1,
(In thousands, except per       1998        1997         1998          1997
share data)
Net income (loss)             $   (61)     $ 3,428      $ 5,147      $14,734
Average shares of common
  stock outstanding             30,504      32,220       30,724       32,304
Incremental shares from assumed
  exercise of stock options        297         241          345          234
                                30,801      32,461       31,069       32,538
Diluted earnings per share     $  0.00     $  0.11      $  0.17      $  0.46
Basic earnings per share       $  0.00     $  0.11      $  0.17      $  0.46

5.  Comprehensive income

During fiscal 1999, the company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components. The following table presents the company's comprehensive income (000's):


                                Three months ended       Six months ended
                                July 31,    Aug. 1,    July 31,     Aug. 1,
                                  1998       1997        1998         1997

Net income (loss)               $   (61)    $ 3,428     $ 5,147     $14,734
Change in cumulative
  translation adjustments, net     (691)        379        (819)        710
Total comprehensive income
  (loss)                        $  (752)    $ 3,807     $ 4,328     $15,444

Item 2.                     MANAGEMENT'S DISCUSSION
                                 AND ANALYSIS


Results of Operations

                Three Months Ended July 31, 1998, compared with
                       Three Months Ended August 1, 1997

The company's net sales in the second quarter of fiscal 1999 increased 8.8 percent to $239.2 million from $219.9 million in the same quarter last year. The growth in sales during the quarter just ended came from the company's specialty businesses, while sales from the core U.S. business and foreign-based operations were relatively flat. Sales from the core U.S. business continued the inconsistent trend seen in the first quarter and were particularly soft in the month of June. The sales increase during the quarter just ended was primarily due to an overall increase in the number of catalogs and pages mailed. The company's foreign-based and export businesses have been disappointing in both sales and earnings, due to weakness in certain international economies and the relative strength of the U.S. dollar. Net sales for the first five weeks of the third quarter of fiscal 1999 were weaker than the 8.8 percent increase in the second quarter.

Gross profit in this year's second quarter was $115.5 million, or 48.3 percent of net sales, compared with $102.5 million, or 46.6 percent of net sales, in the second quarter of the prior year. The improvement in gross profit margin was mainly due to higher initial margins and less steep markdowns on liquidated merchandise. Liquidations of excess inventory were about seven percent of net sales in the quarter just ended, compared with six percent in the prior year.

Selling, general and administrative expenses in the quarter just ended increased 18.6 percent to $114.8 million, compared with $96.8 million for last year's second quarter. As a percentage of sales, SG&A was 48.0 percent, compared with 44.0 percent in the same period last year. The increase in the SG&A ratio during the quarter was principally the result of lower productivity, or sales per page, especially in the month of June. Other factors that increased relative costs were increased spending on national advertising, Year-2000 compliance efforts, expanding and promoting the company's website, and higher depreciation expenses due to increased capital projects. This was partially offset by lower bonus and profit sharing expenses due to lower profitability.

During the quarter just ended, interest expense was $2 million, compared with interest income of $0.3 million in the same quarter last year. Higher inventory, coupled with planned capital expenditures and purchases of treasury stock, resulted in an increase in the company's borrowing on short-term lines of credit, which stood at $177 million at the end of the quarter, compared with $18 million a year ago.

Inventory at the end of the quarter was $318 million, up 47 percent from $217 million in the prior year. In fall of last year, the company increased inventory in its efforts to provide an annualized first-time fulfillment rate of at least 90 percent of all items ordered by customers. Much of the current inventory consists of basic products carried over from last fall that the company plans to sell at full price, as well as fall/winter merchandise that has arrived earlier than usual. However, higher inventory levels may result in greater product liquidations at lower margins in future periods.

The company had a net loss of $61 thousand in its second quarter ended July 31, 1998, compared with net income of $3.4 million earned in the second quarter last year. Diluted earnings per share were at break-even, or $0.00, for the quarter just ended, compared with $0.11 in the prior year. The quarter just ended includes $1.3 million in foreign currency exchange gains, recorded as other income, compared with a loss of $0.4 million in the same quarter last year. Foreign currency exchange gains or losses occur due to currency market movements and the company's hedging strategy.


Six Months Ended July 31, 1998, compared with
Six Months Ended August 1, 1997

The company's net sales in the first six months of fiscal 1999 increased 9.3 percent to $507.8 million from $464.6 million in the same period last year. The increase in net sales was due primarily to the same factors disclosed above for the three months ended July 31, 1998.

Gross profit of $240.2 million for the first six months of fiscal 1999 increased 11.6 percent from $215.3 million in the same six-month period last year. As a percentage of net sales, gross profit increased from 46.3 percent in fiscal 1998 to 47.3 percent in fiscal 1999. The increase in gross profit was due principally to the same factors disclosed above for the second quarter ended July 31, 1998. Year-to-date liquidation sales were about eight percent, compared with seven percent during the same period last year.

Selling, general and administrative expenses increased 16.2 percent to $231.1 million in the first six months of fiscal 1999 from $198.9 million in the same period last year. As a percentage of net sales, selling, general and administrative expenses increased to 45.5 percent in fiscal 1999 from 42.8 percent in fiscal 1998. The increase in the SG&A ratio was the result of relatively higher catalog advertising costs along with the same factors listed above for the second quarter ended July 31, 1998.

Net income in the first half of fiscal 1999 was $5.1 million, or $0.17 per share, compared with $10.1 million, or $0.31 per share in the first six months of the prior year. This excludes last year's after-tax gain of $4.7 million, or $0.15 per share, from the sale of the company's majority interest in The Territory Ahead. Including that one-time gain, net income in the first half of fiscal 1998 was $14.7 million, or $0.46 per share.

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

At July 31, 1998, the company had unsecured domestic credit facilities totaling $175 million, of which about $151 million had been used. As of the date of filing, the company increased its unsecured domestic bank credit lines to $205 million. The company also maintains foreign credit lines for use in foreign operations totaling the equivalent of approximately $47 million as of July 31, 1998, of which $26 million was used.

Since fiscal 1990, the company's board of directors has authorized the company from time to time to purchase a total of 12.7 million shares of treasury stock. As of September 10, 1998, 11.0 million shares have been purchased, and there is a balance of 1.7 million shares available to the company.

Capital expenditures for fiscal 1999 are currently planned to be about $55 million, of which about $29 million had been expended through July 31, 1998. Major projects as of July 31, include a new distribution and phone center in Oakham, England, expansion of office facilities in Dodgeville, Wisconsin, expansion of distribution facilities in Reedsburg, Wisconsin, and new computer hardware and software. The company believes that its cash flow from operations and borrowings under its current credit facilities will provide adequate resources to meet its capital requirements, treasury stock purchases and operational needs for the foreseeable future.

Year 2000

The company is progressing as planned with its Year 2000 initiatives with no material changes anticipated. Major areas that are being addressed include the mainframe and mid-range computer environments, personal computers, third party vendors and suppliers, common facilities, equipment and warehouse automation and communications. Costs pertaining to the Year 2000 project are estimated between $16 and $20 million. The total amount expended as of July 31, 1998, was about $7 million, of which $4.0 million was expended during the current fiscal year.

Due to the general uncertainty of the Year 2000 readiness of third-party suppliers and customers, the company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the company's results of operations, liquidity or financial condition. The company believes that, with the implementation of new business systems and completion of projects as scheduled, the possibility of significant interruptions of normal operations should be reduced.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         There are no material legal proceedings presently pending, except for routine litigation incidental to the business, to which Lands' End, Inc., is a party or of which any of its property is the subject.

Items 2 and 3 are not applicable and have been omitted.

Item 4.  Submission of Matters to a Vote of Security Holders
         There were no matters submitted to a vote of security holders for the quarter ended July 31, 1998, other than those disclosed in the Form 10-Q dated May 1, 1998, reporting the results of the company's annual meeting.

Item 5.  is not applicable and has been omitted

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              There were no exhibits filed as part of this report.

         (b)  Reports on Form 8-K
              A report on Form 8-K was filed June 29, 1998, reporting a meeting with members of the financial community in New York, New York, on Thursday, May 21, 1998.

                               SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and chief financial officer.















                                             LANDS' END, INC.



Date:  September 10, 1998             By /s/ BRADLEY K. JOHNSON
                                             Bradley K. Johnson
                                             Senior Vice President,
                                             Chief Administrative Officer
                                             and Chief Financial Officer