Form 10-Q
period 1998-10-30
LANDS END INC
filed 1998-12-14
CIK 799288

===========================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                             ________________

                                 FORM 10-Q

(Mark one)
    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934.
                For the Quarter Ended October 30, 1998
                            OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934.

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

          Yes   X                             No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 14, 1998:

Common stock, $.01 par value 30,239,300 shares outstanding









                      LANDS' END, INC. & SUBSIDIARIES
                             INDEX TO FORM 10-Q


                                                                    Page
PART I.  FINANCIAL INFORMATION                                     Number

   Item 1.  Financial Statements

            Consolidated Statements of Operations for the
               Three Months Ended October 30, 1998, and
               October 31, 1997..................................     3

            Consolidated Statements of Operations for the
               Nine Months Ended October 30, 1998, and
               October 31, 1997..................................     4

            Consolidated Balance Sheets at October 30, 1998
               January 30, 1998, and October 31, 1997............     5

            Consolidated Statements of Cash Flows for the
               Nine Months Ended October 30, 1998, and
               October 31, 1997..................................     6

            Notes to Consolidated Financial Statements...........   7-8

   Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations........................................  9-13

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings....................................    14

   Item 4.  Submission of Matters to a Vote of
               Security Holders..................................    14

   Item 5.  Other Information....................................    14

   Item 6.  Exhibits and Reports on Form 8-K.....................    14

   Signature.....................................................    15













                                     2
                      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                      LANDS' END, INC. & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)

                                          Three months ended
                                         Oct. 30,     Oct. 31,
                                           1998         1997
                                             (Unaudited)


Net sales                                $322,422    $318,608

  Cost of sales                           177,160     171,859

Gross profit                              145,262     146,749

  Selling, general and
    administrative expenses               136,016     129,769

Income from operations                      9,246      16,980
  Other income (expense):
    Interest expense                       (3,269)       (953)
    Interest income                             7           3
    Other                                  (5,433)     (2,468)

    Total other income
      (expense), net                       (8,695)     (3,418)

Income before income taxes                    551      13,562
  Income tax provision                        204       5,400

Net income                               $    347    $  8,162

Basic earnings per share                 $   0.01    $   0.26
Diluted earnings per share               $   0.01    $   0.26

Basic weighted average shares
  outstanding                              30,239      31,767

Diluted weighted average shares
  outstanding                              30,318      31,995

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.








                      LANDS' END, INC. & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)

                                                 Nine months ended
                                                Oct. 30,   Oct. 31,
                                                  1998       1997
                                                    (unaudited)

Net sales                                      $830,203    $783,211

  Cost of sales                                 444,723     421,197

Gross profit                                    385,480     362,014

  Selling, general and
    administrative expenses                     367,093     328,714

Income from operations                           18,387      33,300

  Other income (expense):
  Interest expense                               (6,268)     (1,299)
  Interest income                                     8       1,511
  Gain on sale of subsidiary                          -       7,805
  Other                                          (3,407)     (3,156)

Total other income (expense), net                (9,667)      4,861

Income before income taxes                        8,720      38,161
  Income tax provision                            3,226      15,265

Net income                                     $  5,494    $ 22,896

Basic earnings per share                       $   0.18    $   0.71

Diluted earnings per share                     $   0.18    $   0.71

Basic weighted average shares outstanding        30,560      32,123

Diluted weighted average shares outstanding      30,835      32,355

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.














                      LANDS' END, INC. & SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)
                                        Oct. 30,    Jan. 30,     Oct. 31,
                                          1998        1998         1997
                                       (unaudited)  (audited)   (unaudited)
Assets
Current assets:
  Cash and cash equivalents             $  9,843    $  6,338     $  8,490
  Receivables                             21,691      15,443       20,746
  Inventory                              378,811     241,154      320,881
  Prepaid advertising                     43,118      18,513       27,260
  Other prepaid expenses                   6,215       5,085        6,335
  Income taxes receivable                    843           -            -
  Deferred income tax benefit              9,550      12,613        9,511
Total current assets                     470,071     299,146      393,223

Property, plant and equipment, at cost:
  Land and buildings                     101,061      81,781       75,264
  Fixtures and equipment                 149,247     118,190      113,634
  Leasehold improvements                   5,214       5,443        5,430
  Construction in progress                     -      12,222        9,360
Total property, plant and equipment      255,522     217,636      203,688
  Less-accumulated depreciation
    and amortization                      97,775      84,227       83,777
Property, plant and equipment, net       157,747     133,409      119,911
Intangibles, net                           1,045         917          846
Total assets                            $628,863    $433,472     $513,980

Liabilities and shareholders' investment
Current liabilities:
  Lines of credit                       $256,628    $ 32,437     $118,065
  Accounts payable                        90,063      83,743      135,129
  Reserve for returns                      6,136       6,128        6,328
  Accrued liabilities                     42,013      34,942       30,013
  Accrued profit sharing                     347       4,286        1,470
  Income taxes payable                         -      20,477        5,669
Total current liabilities                395,187     182,013      296,674

Deferred income taxes                      7,291       8,747        8,122

Shareholders' investment:
  Common stock, 40,221 shares issued         402         402          402
  Donated capital                          8,400       8,400        8,400
  Additional paid-in capital              26,676      26,457       26,359
  Deferred compensation                     (845)     (1,047)      (1,129)
  Currency translation adjustments         2,116         875        1,041
  Retained earnings                      380,705     375,211      333,957
  Treasury stock, 9,981, 9,281 and
    9,067 shares at cost, respectively  (191,069)   (167,586)    (159,846)
Total shareholders' investment           226,385     242,712      209,184
Total liabilities and shareholders'
  investment                            $628,863    $433,472     $513,980

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.


                      LANDS' END, INC. & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                                      Nine Months Ended
                                                     Oct. 30,   Oct. 31,
                                                       1998       1997
                                                         (unaudited)

Cash flows from (used for) operating activities:
  Net income                                         $  5,494   $ 22,896
    Adjustments to reconcile net income to net
    cash flows from operating activities-
       Depreciation and amortization                   14,661     12,050
       Deferred compensation expense                      202        241
       Deferred income taxes                            1,607      1,319
       Pre-tax gain on sale of subsidiary                   -     (7,805)
       Loss on disposal of fixed assets                   326        718
       Changes in current assets and liabilities
       excluding the effects of acquisitions
       and divestitures:
         Receivables                                   (6,248)   (12,322)
         Inventory                                   (137,657)  (184,272)
         Prepaid advertising                          (24,605)   (16,194)
         Other prepaid expenses                        (1,130)    (2,616)
         Accounts payable                               6,320     63,002
         Reserve for returns                                8      1,144
         Accrued liabilities                            7,109      3,727
         Accrued profit sharing                        (3,939)    (1,467)
         Income taxes payable                         (21,320)   (15,855)
       Other                                            1,460        132
Net cash flows used for operating activities         (157,712)  (135,302)

Cash flows from (used for) investing activities:
  Cash paid for capital additions                     (39,491)   (30,505)
  Proceeds from sale of subsidiary                          -     12,350
Net cash flows used for investing activities          (39,491)   (18,155)

Cash flows from (used for) financing activities:
  Proceeds from short-term debt                       224,191    106,870
  Purchases of treasury stock                         (23,483)   (37,750)
Net cash flows from financing activities              200,708     69,120

Net increase (decrease) in cash and cash equivalents    3,505    (84,337)
Beginning cash and cash equivalents                     6,338     92,827

Ending cash and cash equivalents                     $  9,843   $  8,490

Supplemental cash flow disclosures:
  Interest paid                                      $  5,478   $  1,087
  Income taxes paid                                    22,658     31,900

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

                               Three months ended        Nine months ended
                               Oct. 30,   Oct. 31,      Oct. 30,    Oct. 31,
(In thousands, except per        1998       1997          1998        1997
share data)
Net income                     $   347     $ 8,162      $ 5,494      $22,896
Basic weighted average
  shares outstanding            30,239      31,767       30,560       32,123
Incremental shares from assumed
  exercise of stock options         79         228          275          232
Diluted weighted average
  shares outstanding            30,318      31,995       30,835       32,355
Diluted earnings per share     $  0.01     $  0.26      $  0.18      $  0.71
Basic earnings per share       $  0.01     $  0.26      $  0.18      $  0.71












4.  Comprehensive income

During fiscal 1999, the company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components. The following table presents the company's comprehensive income (000's):


                                Three months ended      Nine months ended
                                Oct. 30,   Oct. 31,    Oct. 30,    Oct. 31,
                                  1998       1997        1998         1997

Net income                      $   347     $ 8,162     $ 5,494     $22,896
Change in cumulative
  translation adjustments, net    2,060         (47)      1,241         663
Total comprehensive income      $ 2,407     $ 8,115     $ 6,735     $23,559









































Item 2.                    MANAGEMENT'S DISCUSSION
                                 AND ANALYSIS


Results of Operations

            Three Months Ended October 30, 1998, compared with
                   Three Months Ended October 31, 1997

The company's net sales in the third quarter of fiscal 1999 increased 1.2 percent to $322.4 million from $318.6 million in the same quarter last year. The increase in sales during the quarter just ended was primarily due to additional catalogs and pages mailed, mostly in the specialty businesses. Because of these increased mailings, specialty book productivity (sales per page) decreased. Sales in the core business (represented by the regular monthly and prospecting catalogs) were lower than in the prior year. There was an increase in productivity for the core catalogs, as we reduced the number of pages and books mailed. The company's foreign-based and export businesses have had disappointing sales and earnings. For the first five weeks of the fourth quarter of fiscal 1999, net sales increased about 5 percent over the similar period last year.

Gross profit in the quarter just ended was $145.3 million, or 45.1 percent of net sales, compared with $146.7 million, or 46.1 percent of net sales, in the similar quarter last year. The decrease in gross profit margin was primarily due to steeper markdowns on liquidated merchandise. Liquidations of excess inventory were about 12 percent of net sales in the quarter just ended, compared with about 10 percent in the similar period a year ago.

For the third quarter this year, selling, general and administrative expenses increased 4.8 percent to $136.0 million, compared with $129.8 million for last year's third quarter. As a percentage of net sales, SG&A was 42.2 percent compared with 40.7 percent in the similar period last year. The increase in the SG&A ratio was primarily the result of an increase in salaries, including severance pay and benefits, overall lower productivity of catalog mailings, higher Year 2000 expenses, and increased investment in the Internet site.

During the quarter just ended, interest expense was $3.3 million, compared with $1.0 million in the same quarter last year. Higher inventory, coupled with planned capital expenditures and purchases of treasury stock, resulted in an increase in the company's borrowing on short-term lines of credit, which stood at $257 million as of October 30, 1998, compared with $118 million at the end of last year's third quarter.

Third quarter ending inventory was $379 million, up 18 percent from $321 million a year ago. The sales shortfall during the quarter just ended, as well as in the first half of the year, have increased the amount of risk inventory. These higher inventory levels will result in greater product liquidations at lower margins in future periods.

Net income for the quarter just ended was $347 thousand, compared with the $8.2 million earned in the same quarter last year. Diluted earnings per share for the quarter just ended were $0.01, compared with $0.26 in the prior year. Net income for the quarter just ended includes a foreign currency exchange after-tax loss of $3.4 million, compared with a $1.2 million after-tax loss in the prior year, recorded as other expense.

                                     9
These were unrealized losses resulting from the strengthening of the yen against the U.S. dollar. Foreign currency exchange gains or losses will occur in response to currency market movements and the company's hedging strategy.

            Nine Months Ended October 30, 1998, compared with
                   Nine Months Ended October 31, 1997

The company's net sales in the first nine months of fiscal 1999 increased 6 percent to $830.2 million from $783.2 million in the same period last year. The increase in net sales was due primarily to the same factors disclosed above for the three months ended October 30, 1998.

Gross profit of $385.5 million for the first nine months of fiscal 1999 increased 6.5 percent from $362.0 million in the same nine-month period last year. As a percentage of net sales, gross profit increased from 46.2 percent in fiscal 1998 to 46.4 percent in fiscal 1999. The increase in gross profit was due principally to higher initial margins. This increase was slightly offset by a greater proportion of liquidation sales at steeper markdowns. Year-to-date liquidation sales were about ten percent, compared with nine percent during the same period last year.

Selling, general and administrative expenses increased 11.7 percent to $367.1 million in the first nine months of fiscal 1999 from $328.7 million in the same period last year. As a percentage of net sales, selling, general and administrative expenses increased to 44.2 percent in fiscal 1999 from 42.0 percent in fiscal 1998. The increase in the SG&A ratio was the result of the same factors listed above for the third quarter ended October 30, 1998. This increase was partially offset by lower bonus and profit sharing expenses.

Interest expense for the first nine months of fiscal 1999 was $6.3 million, compared to $1.3 million during the same period last year. The increase in the interest expense was due to the same factors listed above for the third quarter ended October 30, 1998.

Net income for the first nine months of fiscal 1999 was $5.5 million, or $0.18 per share, compared with net income of $22.9 million, or $0.71 per share in the same period a year ago. Last year's nine months-to-date period includes an after-tax gain of $4.7 million, or $0.15 per share, from the sale of the company's majority interest in The Territory Ahead. Excluding this non-recurring gain, net income in the first nine months of last year (fiscal 1998) was $18.2 million, or $0.56 per share.

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

Liquidity and capital resources

To date, the bulk of the company's working capital needs have been met through funds generated from operations and from short-term bank loans. The company's
                                     10
principal need for working capital has been to meet peak inventory requirements associated with its seasonal sales pattern. In addition, the company's resources have been used to make asset additions and purchase treasury stock.

While this investment spending has had some negative short term impact on earnings, it is not expected to have a material effect on liquidity.

At October 30, 1998, the company had unsecured domestic credit facilities totaling $255 million, of which about $221 million had been used. During the third quarter, the company increased its unsecured domestic bank credit lines from $205 million to $255 million. The company also maintains foreign credit lines for use in foreign operations totaling the equivalent of approximately $52 million as of October 30, 1998, of which $36 million was used.

Since fiscal 1990, the company's board of directors has authorized the company from time to time to purchase a total of 12.7 million shares of treasury stock. As of December 14, 1998, 11.0 million shares have been purchased, and there is a balance of 1.7 million shares available to the company.

Capital expenditures for fiscal 1999 are currently planned to be about $49 million, of which about $39 million had been expended through October 30, 1998. Major projects to date for fiscal 1999 include a new distribution and phone center in Oakham, England, new computer hardware and software, expansion of office facilities in Dodgeville, Wisconsin, and expansion of distribution facilities in Reedsburg, Wisconsin. The company believes that its cash flow from operations and borrowings under its current credit facilities will provide adequate resources to meet its capital requirements, treasury stock purchases and operational needs for the foreseeable future.

Year 2000

The "Year 2000" issue refers to the possibility that some date-sensitive computer software will not correctly interpret "00" references, possibly resulting in processing errors or system failures. We do not manufacture or sell any products that could encounter Year 2000 problems. However, the Year 2000 issue could affect computers that we use for entering orders from customers, for monitoring business information such as customer lists and inventory positions, and for other business processes, as well as microprocessors embedded in equipment used in our warehouses and other facilities. In addition, the Year 2000 issue could affect third parties on which we depend, such as our product vendors and suppliers of telephone communications, credit card processing, Internet support, product shipment, package delivery, catalog production and distribution, and other important services. Our facilities also depend on basic infrastructure items such as electricity and water utilities. Computer errors or failures in any of these areas have the potential to disrupt our business operations.

We began to address the Year 2000 issue in 1996 and established a Year 2000 project office in 1997. The project office works with our information systems department and outside consultants to identify and assess the Year 2000 readiness of our internal computer systems and microprocessors and, where appropriate, to remediate and test them. The project office is also working with our buyers, quality assurance and other personnel to assess the readiness of our suppliers to deal with the Year 2000 issue. The principal activities of our Year 2000 project office are as follows:



                                     11

Internal Systems: Most of the software that is critical to our business runs on mainframe computers in an MVS operating environment as well as on a few midrange computers. Certain less important functions are performed on a mainframe computer in a VM operating environment. We have completed substantially all of the identification and assessment efforts for these systems, and we are about half way through remediation and unit testing, with substantial completion currently targeted for February 1999.

A substantial amount of the mainframe remediation and unit testing work has been performed by a consultant. Another consulting firm has been engaged to design an integration testing process for these systems, with such testing currently expected to commence in early 1999 and to be substantially complete by mid 1999. However, due to the less critical nature of certain operations performed in the VM environment, further remediation in that area, as well as related unit and integration testing, is expected to continue throughout 1999 on a selectively prioritized basis, and some of these functions may not be remediated.

We completed an inventory and assessment of hardware and software associated with personal computers earlier this year. We currently expect to complete remediation of these systems in mid 1999.

We have also identified and assessed the microprocessors used in our warehouses and other facilities in the United States and Japan, and we expect to complete this process at our United Kingdom facility in January 1999. We have not identified significant problems in this area and currently expect to complete remediation in the first quarter of 1999.

Suppliers: Our Year 2000 project office is working closely with other departments, including our merchant, inventory and quality assurance staff, to track the Year 2000 readiness of our principal product vendors through written questionnaires, telephone calls and on site visits. Among other things, we are evaluating the readiness of vendors' manufacturing processes and business operations and their ability to perform electronic data interchange with us. In addition, we are evaluating the vulnerability of vendors to possible interruption of the supply of key components of their products, such as fabric, buttons and zippers.

Our evaluation of product vendors is focused on approximately 50 suppliers that collectively account for more than 85% of our unit volume of product purchases. Out of that group, we currently believe that about 60% are making substantial progress and should continue to be monitored, while about 40% may experience problems that will need to be addressed further in contingency planning.

We have also identified approximately 150 suppliers of services and infrastructure items that are critical to our business operations. In some cases, such as our principal domestic suppliers of telecommunications and package delivery services, we have had extensive contacts and received substantial information about their Year 2000 readiness. While we currently have less information about certain other suppliers, including the United States Postal Service, we currently expect to substantially complete our assessment of (domestic) service suppliers by February 1999, and we have not as yet identified any significant problems that are likely to be encountered.

We currently have less comfort regarding foreign suppliers and infrastructure issues, especially in Asia, than we do in the domestic environment. Foreign


                                     12
service suppliers are very important to our business because approximately half of our products are manufactured abroad. However, in many cases we are currently unable to assess the extent of Year 2000 problems that may be encountered. Our Year 2000 project office is following up in this area.

Contingency Planning: The Year 2000 project office currently expects to develop initial contingency plans by March 1999 in order to address any internal items that cannot be remediated and third party issues that may place our operations at risk. We expect to review and modify these contingency plans throughout 1999.

Based on the activities of our Year 2000 project office, we currently expect that our most important computer systems will be able to function adequately into the next century. While some disruptions are likely to occur with internal systems and at least a few product vendors, we believe the most probable scenario is that there will not be a systemic failure of important services or infrastructure that will materially disrupt our operations as a whole. Moreover, in view of the strong seasonality of our business, any disruptions that do occur are likely to take place in the off-peak selling period following the 1999 holiday season. However, our expectations in this regard are forward-looking in nature and are necessarily subject to the many uncertainties that relate to the Year 2000 issue, especially as it affects our suppliers and other third parties over whom we have little or no control. If our remediation, supplier evaluation and contingency planning efforts are not successful, there could be a material adverse effect on our business, results of operations or financial condition. We currently believe that the greatest area of risk in this regard relates to foreign supply and infrastructure issues such as the ability to ship products produced in other counties. In addition, our sales volume could be adversely affected if widespread Year 2000 problems in our domestic or foreign markets were to result in a general slowdown of economic activity and consumer demand.

The total cost of our Year 2000 effort is expected to be about $20 million, which is being expensed as incurred except for about $1 million of hardware replacement costs that have been or will be capitalized. About $3.4 million of the total amount was incurred through the end of fiscal 1998 and approximately an additional $6.5 million in the first nine months of fiscal 1999. We currently expect that about $2.2 million of additional expense will be incurred in the fourth quarter of fiscal 1999, about $6 million in fiscal 2000 and about $1 million in fiscal 2001. The timing and amount of these future expenditures are forward-looking and subject to uncertainties relating to our ongoing assessment of the Year 2000 issue and appropriate remediation efforts, contingency plans and responses to any problems that may arise. Our Year 2000 expenses have been paid out of our annual budgets for information services. Accordingly, other technology development projects have been delayed to the extent that resources have been devoted to the Year 2000 project.












                                     13

                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         There are no material legal proceedings presently pending, except for routine litigation incidental to the business, to which Lands' End, Inc., is a party or of which any of its property is the subject.

Items 2 and 3 are not applicable and have been omitted.

Item 4.  Submission of Matters to a Vote of Security Holders
         There were no matters submitted to a vote of security holders for the quarter ended October 30, 1998.

Item 5.  Other Information
         On October 28, 1998, the board of directors announced that Michael J. Smith, president and chief executive officer, and William E. Ferry, vice chairman of sales, resigned from the company. On this same day, David F. Dyer joined the company as president and chief executive officer, and was elected a member of the board.

         Dyer, 49, had originally joined Lands' End in July 1989 as managing director of a new business unit that launched the company's Coming Home catalog. He was made head of merchandising in June 1990 and named vice chairman of merchandising in February 1992. In January 1993, Dyer was promoted to vice chairman of merchandising and sales. He remained in that position until he left Lands' End in August 1994 to join the Home Shopping Network, where he served as their president and chief operating officer. Since August 1995, Dyer has been a catalog/retail consultant. Most recently he has worked in that capacity with the Texas Pacific Group in San Francisco and the
         J. Crew Group in New York.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Table                                            Exhibit
              Number     Description                           Number

                10       Resignation agreement between
                         Michael J. Smith and the company         1

                10       Resignation agreement between
                         William E. Ferry and the company         2

                10       Employment and option agreements
                         between David F. Dyer and the company    3

         (b)  Reports on Form 8-K

              There were no reports filed on Form 8-K during the three-month period ended October 30, 1998







                                     14

                                 SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and chief financial officer.















                                             LANDS' END, INC.



Date:  December 14, 1998              By /s/ BRADLEY K. JOHNSON
                                             Bradley K. Johnson
                                             Senior Vice President,
                                             Chief Administrative Officer
                                             and Chief Financial Officer





























                                     15


                               EXHIBIT 10-1
                                                               EXECUTION

                          Resignation and Release

            This Agreement is entered into on December 9, 1998, between Michael J. Smith ("Executive") and Lands' End, Inc., a Delaware corporation (the "Company").

            Executive and the Company mutually desire to resolve all matters based upon, relating to or arising from the creation, existence or termination of the "employer/employee" relationship between them. Accordingly, Executive and the Company mutually agree as follows:

            1. Resignation as Officer and Director. Executive hereby confirms his resignation, effective as of the close of business on October 27, 1998, from any and all positions that he holds as an officer of the Company (including but not limited to the offices of President and Chief Executive Officer), as a member of the Board of Directors of the Company, as a member of any management or Board committee of the Company, and as an officer, director or trustee of any and all subsidiaries and affiliates of the Company. The Company hereby confirms its acceptance of such resignation. Notwithstanding the forgoing, Executive shall continue as an employee of the Company, subject to the provisions of Section 2.

            2. Termination of Employment. (a) Unless Executive resigns his employment on an earlier date, Executive will continue as an employee of the Company until the close of business on January 31, 1999 (at which time such employment shall automatically terminate). Executive will be deemed to have so resigned, and such employment will automatically terminate, in the event that he earlier accepts and commences active employment in an executive position with any other company. The date on which Executive's employment terminates is referred to herein as the "Termination Date."

            (b) Through the Termination Date, Executive will be entitled to participate in the Company's Profit-Sharing, 401(k) and Deferred Compensation and Excess Benefit Plans.

            (c) If Executive is employed by the Company on January 31, 1999, Executive will be entitled to participate in the Company's Salaried Incentive Bonus Plan with respect to the Company's fiscal year ending on that date. Executive agrees that he will not be entitled to participate in that Plan with respect to the Company's fiscal year ending January 31, 1999 if his employment shall have terminated prior to that date.

            3. Post-Employment Benefits. (a) For a period of 18 months following the Termination Date, Executive will be entitled to receive severance payments at an annual rate equal to his current annual rate of salary, payable in accordance with the Company's normal payroll policies. Notwithstanding the foregoing, the Company shall have the right, at its election at any time, to pay Executive a lump sum amount, in lieu of any further severance payments, equal to the amount of the severance payments then remaining to be paid.

            (b) Executive will be entitled to participate in the Company's medical, dental, disability insurance, life insurance and similar employee welfare benefit plans, at the Company's expense, for a period of 18 months following the Termination Date, provided that such participation shall terminate earlier in the event that Executive accepts employment with another company that provides benefit plans covering similar matters.
            (c) Executive shall continue to receive his current employee discount on merchandise purchases from the Company for a period of 18 months following the Termination Date.

            4.    Stock Options.
            (a) Notwithstanding the termination of Executive's employment on the Termination Date, the exercise period of each of (i) the 16,000 vested stock options granted to Executive on April 6, 1993 (ii) the 2,240 vested stock options granted to Executive on December 10, 1993, (iii) the 49,500 vested stock options granted to Executive on February 13, 1995, (iv) the 12,500 vested stock options granted to Executive on March 19, 1996, and (v) the 7,000 vested stock options granted to Executive on November 24, 1997, shall be extended through the close of business on April 30, 1999, such extension having been approved by the Board committee administering the Company's Stock Option Plan.

            (b) Executive acknowledges that, effective on the Termination Date, 560 unvested stock options granted to him on December 10, 1993, 60,500 unvested stock options granted to him on February 13, 1995, 37,500 unvested stock options granted to him on March 19, 1996, 63,000 unvested stock options granted to him on November 24, 1997, 200 shares of unvested restricted stock granted to him on August 30, 1989 and 800 shares of unvested restricted stock granted to him on September 23, 1992 would terminate automatically in accordance with their terms.

            5. Outplacement. On the Termination Date, the Company will pay Executive $10,000 in cash in lieu of outplacement services.

            6. Office Access. Executive agrees to follow the directions of the Company from time to time with regard to access to the Company's offices for the purpose of removing his personal effects.

            7. Computer Equipment. Executive will be entitled to retain the computer and printer he currently uses during the course of his employment with the Company, provided, that, the Company will have the opportunity to delete from the computer's hard drive any of the Company's proprietary information or data, and all software owned or licensed to the Company.

            8. Confidential Information. Executive acknowledges that his employment as President and Chief Executive Officer of the Company has placed him in possession of confidential and proprietary information that relates to the business, products, customers, services and trade secrets of the Company. Executive agrees that, prior to the termination of his employment, he will turn over to the Company all files, documents, notes and other materials evidencing such confidential information that are in his possession and that, without the prior written consent of the Company, he will not in any manner use or disclose any such confidential information at any time, either during or after the term of his employment by the Company. The Company agrees that the foregoing shall not be construed to prevent the Executive from using his general business knowledge and skill after termination of his employment by the Company.








                                     2
            9. Release. As consideration for the Company's agreements contained herein, Executive irrevocably and unconditionally releases and forever discharges the Company, its officers, directors, shareholders, agents, employees, affiliates, related companies or entities, successors and assigns (separately and collectively "Released Parties"), jointly and individually, from any and all claims, suits, obligations, demands, damages, causes of action, contracts and liabilities of any nature or kind whatsoever, known or unknown, which Executive, his heirs, successors or assigns have or may have against the Released Parties based upon, relating to, or arising from the creation, existence or termination of the "employer/employee" relationship, including but not limited to claims of discrimination under any federal state or local law, rule or regulation, whether those claims are past or present, whether they arise from equity, common law, or statute, whether they arise from labor laws or discrimination laws, such as Title VII of the Civil Rights Act of 1964, as amended, or any other law, rule or regulation. This release is for any relief, no matter how called, including but not limited to wages, backpay, frontpay, compensatory damages, punitive damages or damages for pain or suffering, or attorney fees. Further, Executive agrees he will not be entitled to any benefit from any claim or proceeding filed by him or on his behalf with any agency or court which is within the scope of this Agreement. Executive acknowledges that he has consulted with an attorney regarding the foregoing provisions and the other provisions of this Agreement.

            10. Settlement of Claims. The Company and Executive agree that the execution of this Agreement is in compromise and final settlement among the parties of all disputed matters, constitutes full satisfaction of all claims made or which could be made based upon, relating to or arising from the creation, existence or termination of the "employer/employee" relationship, and does not in any way admit liability or wrongdoing by any party.

            11.   Understanding of Agreement.   Executive acknowledges that he
has carefully read and fully understands this Agreement, including the release included herein, that he has had the opportunity to have an attorney explain to him the terms of the foregoing, and that he knows and understands the contents of the foregoing, that he executes this Agreement knowingly and voluntarily as his own free act and deed and that this Agreement was freely negotiated and entered into without fraud, duress or coercion and with full knowledge of its significance, effects and consequences.

            12. Entire Agreement. This document is the complete agreement between the parties, and there are no written or oral understandings, promises or agreements directly or indirectly related to this Agreement that are not incorporated herein in full.

            13. Interpretation. Section headings used in this Agreement are for ease of reference only and are not intended as substantive terms hereof. This Agreement shall be governed by and interpreted under the laws of the State of Delaware without giving effect to the conflict of laws provisions thereof.










                                     3

In witness whereof, the parties have executed and delivered this Agreement on and as of the date first written above.

MICHAEL J. SMITH
____________________________
Michael J. Smith


Lands' End, Inc.

By:  BRADLEY K. JOHNSON
Its: CAO - CFO















































                                     4

                                EXHIBIT 10-2
                                                               EXECUTION

                          Resignation and Release

            This Agreement is entered into on December 10, 1998, between William E. Ferry ("Executive") and Lands' End, Inc., a Delaware corporation (the "Company").

            Executive and the Company mutually desire to resolve all matters based upon, relating to or arising from the creation, existence or termination of the "employer/employee" relationship between them. Accordingly, Executive and the Company mutually agree as follows:

            1. Resignation as Officer and Director. Executive hereby confirms his resignation, effective as of the close of business on October 27, 1998, from any and all positions that he holds as an officer of the Company (including but not limited to the office of Vice Chairman of Sales), as a member of the Board of Directors of the Company, as a member of any management or Board committee of the Company, and as an officer, director or trustee of any and all subsidiaries and affiliates of the Company. The Company hereby confirms its acceptance of such resignation. Notwithstanding the foregoing, Executive shall continue as an employee of the Company, subject to the provisions of Section 2.

            2. Termination of Employment. (a) Unless Executive resigns his employment on an earlier date, Executive will continue as an employee of the Company until the close of business on January 31, 1999 (at which time such employment shall automatically terminate). Executive will be deemed to have so resigned, and such employment will automatically terminate, in the event that he earlier accepts and commences active employment in an executive position with any other company. The date on which Executive's employment terminates is referred to herein as the "Termination Date."

            (b) Through the Termination Date, Executive will be entitled to participate in the Company's Profit-Sharing, 401(k) and Deferred Compensation and Excess Benefit Plans.

            (c) If Executive is employed by the Company on January 31, 1999, Executive will be entitled to participate in the Company's Salaried Incentive Bonus Plan with respect to the Company's fiscal year ending on that date. Executive agrees that he will not be entitled to participate in that Plan with respect to the Company's fiscal year ending January 31, 1999 if his employment shall have terminated prior to that date.

            3. Post-Employment Benefits. (a) For a period of 18 months following the Termination Date, Executive will be entitled to receive severance payments at an annual rate equal to his current annual rate of salary, payable in accordance with the Company's normal payroll policies. Notwithstanding the foregoing, the Company shall have the right, at its election at any time, to pay Executive a lump sum amount, in lieu of any further severance payments, equal to the amount of the severance payments then remaining to be paid.

            (b) Executive will be entitled to participate in the Company's medical, dental, disability insurance, life insurance and similar employee welfare benefit plans, at the Company's expense, for a period of 18 months following the Termination Date, provided that such participation shall terminate earlier in the event that Executive accepts employment with another company that provides benefit plans covering similar matters.

            (c) Executive shall continue to receive his current employee discount on merchandise purchases from the Company for a period of 18 months following the Termination Date.

            4.  Stock Options.
            (a) Notwithstanding the termination of Executive's employment on the Termination Date, the exercise period of the 62,500 vested stock options granted to Executive on July 25, 1996 shall be extended through the close of business on April 30, 1999, such extension having been approved by the Board committee administering the Company's Stock Option Plan.

            (b) Executive acknowledges that, effective on the Termination Date, 187,500 unvested stock options granted to him on July 25, 1996, and 15,000 shares of unvested restricted stock granted to him on July 25, 1996 would terminate automatically in accordance with their terms.

            5. Outplacement. On the Termination Date, the Company will pay Executive $10,000 in cash in lieu of outplacement services.

            6. Office Access. Executive agrees to follow the directions of the Company from time to time with regard to access to the Company's offices for the purpose of removing his personal effects.

            7. Computer Equipment. Executive will be entitled to retain the computer and printer he currently uses during the course of his employment with the Company, provided, that, the Company will have the opportunity to delete from the computer's hard drive any of the Company's proprietary information or data, and all software owned or licensed to the Company.

            8. Confidential Information. Executive acknowledges that his employment as an executive officer of the Company has placed him in possession of confidential and proprietary information that relates to the business, products, customers, services and trade secrets of the Company. Executive agrees that, prior to the termination of his employment, he will turn over to the Company all files, documents, notes and other materials evidencing such confidential information that are in his possession and that, without the prior written consent of the Company, he will not in any manner use or disclose any such confidential information at any time, either during or after
the term of his employment by the Company.   The Company agrees that the
foregoing shall not be construed to prevent the Executive from using his general business knowledge and skill after termination of his employment by the Company.

            9. Release. As consideration for the Company's agreements contained herein, Executive irrevocably and unconditionally releases and forever discharges the Company, its officers, directors, shareholders, agents, employees, affiliates, related companies or entities, successors and assigns (separately and collectively "Released Parties"), jointly and individually, from any and all claims, suits, obligations, demands, damages, causes of action, contracts and liabilities of any nature or kind whatsoever, known or unknown, which Executive, his heirs, successors or assigns have or may have against the Released Parties based upon, relating to, or arising from the creation, existence or termination of the "employer/employee" relationship, including but not limited to claims of discrimination under any federal state or local law, rule or regulation, whether those claims are past or present, whether they arise from equity, common law, or statute, whether they arise



                                     2
from labor laws or discrimination laws, such as Title VII of the Civil Rights Act of 1964, as amended, or any other law, rule or regulation. This release is for any relief, no matter how called, including but not limited to wages, backpay, frontpay, compensatory damages, punitive damages or damages for pain or suffering, or attorney fees. Further, Executive agrees he will not be entitled to any benefit from any claim or proceeding filed by him or on his behalf with any agency or court which is within the scope of this Agreement. Executive acknowledges that he has consulted with an attorney regarding the foregoing provisions and the other provisions of this Agreement.

            10. Settlement of Claims. The Company and Executive agree that the execution of this Agreement is in compromise and final settlement among the parties of all disputed matters, constitutes full satisfaction of all claims made or which could be made based upon, relating to or arising from the creation, existence or termination of the "employer/employee" relationship, and does not in any way admit liability or wrongdoing by any party.

            11. Understanding of Agreement.   Executive acknowledges that he
has carefully read and fully understands this Agreement, including the release included herein, that he has had the opportunity to have an attorney explain to him the terms of the foregoing, and that he knows and understands the contents of the foregoing, that he executes this Agreement knowingly and voluntarily as his own free act and deed and that this Agreement was freely negotiated and entered into without fraud, duress or coercion and with full knowledge of its significance, effects and consequences.

            12. Entire Agreement. This document is the complete agreement between the parties, and there are no written or oral understandings, promises or agreements directly or indirectly related to this Agreement that are not incorporated herein in full.

            13. Interpretation. Section headings used in this Agreement are for ease of reference only and are not intended as substantive terms hereof. This Agreement shall be governed by and interpreted under the laws of the State of Delaware without giving effect to the conflict of laws provisions thereof.

                          * * * * * * * * * * *





















                                     3





In witness whereof, the parties have executed and delivered this Agreement on and as of the date first written above.


                                            WILLIAM E. FERRY
                                            _________________________
                                            William E. Ferry


                                            Lands' End, Inc.

                                            By:  BRADLEY K. JOHNSON











































                                     4

                               EXHIBIT 10-3
                                                               EXECUTION

                                 AGREEMENT

            THIS AGREEMENT (this "Agreement") is made as of December 11, 1998, between Lands' End, Inc., a Delaware corporation (the "Company"),and David F. Dyer ("Executive").

            1. Employment. The Company agrees to employ Executive and Executive accepts such employment for the period beginning as of the date hereof and ending upon his Separation pursuant to Section 1(c) hereof (the "Employment Period").

            (a)     Position and Duties.

            (i) During the Employment Period, Executive shall serve as the President and Chief Executive Officer of the Company and shall have the normal duties, responsibilities and authority of the President and Chief Executive Officer, including, without limitation, control of all aspects of the daily operations of the Company, subject to the power of the Company's Board of Directors (the "Board") to expand or limit such duties, responsibilities and authority and to override actions of the President and Chief Executive Officer. It is the intention of the parties that Executive shall be elected to and serve as a member of the Board.

            (ii) Executive shall report to the Board and Executive shall devote his full business time and attention to the business and affairs of the Company and its subsidiaries. Anything herein to the contrary notwithstanding, nothing shall preclude Executive from (A) serving on the boards of directors of a reasonable number of other corporations (as disclosed to and approved by the Board) or the boards of a reasonable number of trade associations and/or charitable organizations, (B) engaging in charitable activities and community affairs, and (C) managing his personal investments and affairs, provided that such activities do not materially interfere with the proper performance of his duties and responsibilities as the Company's President and Chief Executive Officer.

            (b)     Salary, Bonus and Benefits.

            (i) Promptly upon the commencement of the Employment Period, the Company will pay Executive a cash signing bonus of $300,000.

            (ii) During the Employment Period, the Company will pay Executive a base salary (the "Annual Base Salary") of $450,000 per annum, subject to any increase as determined by the Board from time to time. Executive's Annual Base Salary for any partial year will be prorated based upon the number of days elapsed in such year. The Annual Base Salary shall be payable in accordance with the regular payroll practices of the Company but, in any event, no less frequently than monthly.

            (iii) The Board or the Compensation Committee of the Board may award a bonus to Executive in its sole discretion from time to time.

            (iv) On October 27, 1998, the Performance Compensation Committee of the Board awarded Executive (A) an option on 400,000 shares of the Company's common stock and (B) subject to the approval by the Company's stockholders of certain amendments to the Company's stock option plan, an option on 600,000 shares of the Company's common stock. In order to evidence these stock option grants, Executive and the Company have entered into two separate stock option agreements substantially in the form annexed hereto.

            (v) During the Employment Period, Executive shall be entitled to participate in all employee pension and welfare benefit plans and programs made available to the Company's senior level executives or to its employees generally, as such plans or programs may be in effect from time to time, including, without limitation, pension, profit sharing, savings and other retirement plans or programs, medical, dental, hospitalization, short-term and long-term disability and life insurance plans, accidental death and dismemberment protection, travel accident insurance, and any other pension or retirement plans or programs and any other employee welfare benefit plans or programs that may be sponsored by the Company from time to time, including plans that supplement the above-listed types of plans or programs, whether funded or unfunded.

            (vi) During the Employment Period, Executive shall participate in all benefits and perquisites available to senior executives of the Company at levels, and on terms and conditions, that are commensurate with his positions and responsibilities at the Company, and shall receive such additional benefits and perquisites as the Board may, in its sole discretion, from time to time provide.

            (c)     Separation.

            (i) The Employment Period will continue until Executive's death, Disability, resignation or until the Board determines to terminate Executive's employment (a "Separation"). A Separation, other than a resignation by Executive for Good Reason, a termination by the Company for Cause, death or Disability, shall only be effective upon 30 days notice by Executive or the Company, as applicable.

            (ii) If Executive's employment is terminated by the Company for Cause or is terminated by Executive without Good Reason, Executive shall be entitled to (A) salary at an annual rate equal to his Annual Base Salary through the date of Separation, (B) the balance of any incentive awards and any amounts or benefits provided under Sections 1(b)(i), 1(b)(v), 1(b)(vi) and 5(a) hereof which he would otherwise be entitled to receive as of the date of Separation, but which have not theretofore been paid and (C) payment with respect to unused vacation time in accordance with the Company's policy.

            (iii) If Executive's employment is terminated as a result of Executive's death, his estate or beneficiaries (as the case may be) shall be entitled to the payments and benefits described in Section 1(c)(ii) hereof and, in addition, Executive's family members shall be entitled to continued participation for one year in all medical, dental, vision, hospitalization and other employee welfare benefit plans, programs and arrangements to the extent such family members were participating as of the date of Executive's death, on terms and conditions no less favorable than those applying on such date and with COBRA benefits commencing thereafter.

            (iv) If Executive's employment is terminated as a result of Executive's Disability, he shall be entitled to the payments and benefits described in Section 1(c)(ii) hereof.


                                     2
            (v) If Executive's employment is terminated by the Company without Cause or Executive resigns with Good Reason, he shall be entitled to the payments and benefits described in Section 1(c)(ii) hereof, and in addition, within 30 days after the date of such Separation, the Company shall pay Executive an aggregate amount equal to two times Executive's then applicable Annual Base Salary (before any reduction that resulted in a resignation with Good Reason), payable as a lump sum (the "Severance Payment").

            (vi) Notwithstanding the foregoing, the Board may remove Executive as an officer of the Company at any time (it being understood that such removal would constitute Good Reason).

            (vii)   For purposes hereof, "Cause" means:

                    (1)    Executive is convicted of a felony; or

                    (2) in the course of carrying out his duties to the Company, Executive engages in conduct that constitutes willful dishonesty, moral turpitude, knowing violation of law (other than any violation of law committed in good faith by the Executive and in a manner he reasonably believed to be in or not opposed to the best interests of the Company and with respect to which he had reasonable cause to believe his conduct was lawful at the time the action was taken), willful refusal to carry out reasonable lawful directions from the Board, gross neglect of duties or willful gross misconduct; provided, in each case described in this clause
                           (B), that the Board determines that such conduct has resulted or is likely to result in material harm to the Company.

                    There shall be no termination for Cause without Executive's first being given written notice describing in detail the grounds on which the proposed termination is based and a reasonable opportunity to be heard and, if circumstances permit, to cure.

            (viii) For purposes hereof, "Good Reason" means the occurrence of any of the following events without the written consent of Executive:

                    (1) a material diminution of Executive's duties or the assignment to him of duties that are inconsistent in any substantial respect with the position, authority, or responsibilities associated with the positions of President and Chief Executive Officer;

                    (2) the failure of the Company to accord to Executive the title, authority and responsibilities of President and Chief Executive Officer or the failure of the Company to continue Executive as President and Chief Executive Officer (other than in connection with a termination for Cause); the failure of the Company to nominate Executive as a member of the Board upon expiration of his term as


                                     3
                           a director or the failure of Executive to be elected to a new term as a director upon such expiration (other than as a result of voluntary action by Executive);

                    (3) a reduction by the Company in Executive's base compensation or a material reduction in his employee benefits or perquisites;

                    (4) the failure of the Company to pay to Executive any portion of Executive's compensation when due;

                    (5) the termination of this Agreement by the Company other than for Cause; or

                    (6) the failure of the Company to obtain the assumption of Executive's employment arrangements by any successor.

            Executive shall give written notice to the Board of his intention to terminate for Good Reason, such notice to describe in detail the grounds on which the proposed termination is based. The Company shall have thirty days after the date that such written notice has been given to the Board in which to cure such grounds.

            (ix) For purposes hereof, "Disability" means Executive's inability, due to disease, injury or mental disorder to perform with reasonable continuity his duties and responsibilities under this Agreement (i) for a period of 180 consecutive days, as determined in good faith by the Board, or (ii) for a period of 90 consecutive days in the event that a medical doctor selected by the Board determines that such Disability would continue for an additional 90 days. If Executive disagrees with such determination by the Board or such medical doctor, Executive shall deliver written notice to the Company of such disagreement within ten days after the receipt by Executive of notice of such determination of Disability. Upon delivery of such notice, the Company and Executive shall jointly select a medical doctor to review such determination and determine whether Executive has a Disability. If the Company and Executive cannot agree jointly on a medical doctor, each party shall select a medical doctor and the two doctors shall select a third medical doctor who shall determine Executive's Disability hereunder.

            (d) Sale of the Company. In the event that Executive's employment is terminated for any reason within 12 months following a Sale of the Company (or prior to and in connection with the consummation of a Sale of the Company), in lieu of the Severance Payment referred to in Section 1(c) above, the Company shall pay Executive a lump sum cash payment equal to $10 million, reduced by the sum of the Time Factor and the Gain Factor (each as defined below), but in any event not reduced to less than $2 million.

            For purposes hereof, a "Sale of the Company" shall be deemed to occur only upon (i) a sale of the business of the Company substantially as an entirety to any person or group, whether by means of an asset sale, a stock sale, a merger or otherwise, or (ii) the beneficial ownership by any person or group other than Gary Comer (the "Controlling Stockholder"), any family member, descendant or affiliate of the Controlling Stockholder and any trust


                                     4
or estate for his or their benefit (collectively, the "Comer Group") of an amount of the Company's common stock that is both (A) more than 35% of the Company's common stock and (B) a greater percentage of the Company's common stock than is at that time beneficially owned by the Comer Group; provided, however that a transfer of stock between or among members of the Comer Group shall not be deemed to constitute a Sale of the Company.

            For purposes hereof, the "Time Factor" shall be equal to zero until November 1, 1999, and thereafter will be increased at an annual rate of $2 million per year (prorated on a monthly basis) through the date of the Sale of the Company.

            For purposes hereof, the "Gain Factor" shall be equal to the product of multiplying (a) 1,000,000 times (b) the amount, if any, by which the fair value of the per share consideration paid in the Sale of the Company (as determined in good faith by the Board) exceeds $18.50.

            (e) No Mitigation; No Offset. In the event of any termination of employment under Section 1(c) or Section 1(d) hereof, Executive shall be under no obligation to seek other employment and there shall be no offset against amounts due the Executive under this Agreement on account of any remuneration attributable to any subsequent employment that he may obtain.

            (f)     Nature of Payments.  Any amounts due under Section 1(c) or
Section 1(d) hereof are in the nature of severance payments considered to be reasonable by the Company and are not in the nature of a penalty.

            2. Confidential Information. Executive acknowledges that the information, observations and data obtained by him during the course of his performance under this Agreement concerning the business and affairs of the Company and its affiliates, including information concerning acquisition opportunities in or reasonably related to the Company's business or industry of which Executive becomes aware during the Employment Period are the property of the Company. Therefore, Executive agrees that he will not disclose to any unauthorized person or use for his own account any of such information, observations or data without the Board's written consent, unless and to the extent that (x) he is required to do so by law or by a court, governmental agency, legislative body, or other person with jurisdiction to order him to divulge, disclose or make accessible such information, or (y) the aforementioned matters become generally known to and available for use by the public other than as a result of Executive's acts or omissions to act. Executive agrees to deliver to the Company at a Separation, or at any other time the Company may request in writing, all memoranda, notes, plans, records, reports and other documents (and copies thereof) relating to the business of the Company and its affiliates (including, without limitation, all acquisition prospects, lists and contact information) which he may then possess or have under his control.

            3. Notices. Any notice provided for in this Agreement must be in writing and must be either personally delivered, mailed by first class mail (postage prepaid and return receipt requested) or sent by reputable overnight courier service (charges prepaid) to the recipient at the address below indicated:






                                     5
            If to the Company:

                    Lands' End, Inc.
                    1 Lands' End Lane
                    Dodgeville, Wisconsin 53595
                    Attention: General Counsel

            with a copy to:

                    Kirkland & Ellis
                    200 East Randolph Drive
                    Chicago, Illinois 60601
                    Attention:  Robert S. Osborne, P.C.

            If to the Executive:

                    David F. Dyer
                    c/o Lands' End
                    1 Lands' End Lane
                    Dodgeville, Wisconsin 53595

or such other address or to the attention of such other person as the recipient party shall have specified by prior written notice to the sending party. Any notice under this Agreement will be deemed to have been given when so delivered or sent or, if mailed, five days after deposit in the U.S. mail.

            4. Tax Matters. In the event Executive incurs (through withholding or otherwise) any excise tax ("Excise Tax") under Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code") on "excess parachute payments" made by the Company in connection with a change in control transaction consummated on or before December 31, 1999, the Company shall pay Executive, prior to the time any such Excise Tax is payable, an additional amount which, after the imposition of all income and excise taxes thereon, is equal to the Excise Tax incurred by Executive. In the event Executive receives parachute payments (as defined in Section 280G of the Code) in connection with a change in control transaction consummated after December 31, 1999, the payments to Executive shall be reduced to the maximum amount that can be paid without Executive incurring Excise Tax; provided, however that there shall be no reduction in payments to Executive if the making of such parachute payments to him without such reduction would result in a greater net income to him after all taxes, than the net after-tax amount he would receive if the reduction applied.

            5.      General Provisions.

                    (a) Expenses. Executive is authorized to incur reasonable expenses in carrying out his duties and responsibilities under this Agreement and the Company shall promptly reimburse him for all legitimate business expenses incurred in connection with carrying out the business of the Company, subject to documentation and in accordance with the Company's reimbursement policies. In addition, the Company agrees to pay, and hold Executive harmless against the liability for payment of, (i) one-half of the reasonable legal and other expenses of the Executive incurred in connection with the negotiation and execution of this Agreement and (ii) the reasonable legal expenses of Executive incurred in connection with litigation concerning the termination of Executive for Cause in which Executive is the prevailing party or which is settled by the parties.


                                     6
                    (b) Severability. Whenever possible, each provision of this Agreement will be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement is held to be invalid, illegal or unenforceable in any respect under any applicable law or rule in any jurisdiction, such invalidity, illegality or unenforceability will not affect any other provision or any other jurisdiction, but this Agreement will be reformed, construed and enforced in such jurisdiction as if such invalid, illegal or unenforceable provision had never been contained herein.

                    (c) Complete Agreement. This Agreement embodies the complete agreement and understanding among the parties and supersedes and preempts any prior understandings, agreements or representations by or among the parties, written or oral, which may have related to the subject matter hereof in any way.

                    (d) Counterparts. This Agreement may be executed in separate counterparts, each of which is deemed to be an original and all of which taken together constitute one and the same agreement.

                    (e) Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the parties and their respective successors, heirs (in the case of Executive) and assigns. No rights or obligations of the Company under this Agreement may be assigned or transferred by the Company except that such rights or obligations may be assigned or transferred pursuant to a merger or consolidation in which the Company is not the continuing entity, or the sale or liquidation of all or substantially all of the assets of the Company, provided that the assignee or transferee is the successor to all or substantially all of the assets of the Company and such assignee or transferee assumes the liabilities, obligations and duties of the Company, as contained in this Agreement, either contractually or as a matter of law. The Company further agrees that, in the event of a sale of assets or liquidation as described in the preceding sentence, it shall take whatever action it legally can in order to cause such assignee or transferee to expressly assume the liabilities, obligations and duties of the Company hereunder. No rights or obligations of Executive under this Agreement may be assigned or transferred by Executive other than his rights to compensation and benefits, which may be transferred only by will or operation of law.

                    (f) Choice of Law. All questions concerning the construction, validity and interpretation of this Agreement and the exhibits hereto will be governed by and construed in accordance with the internal laws of the State of Wisconsin, without giving effect to any choice of law or conflict of law provision or rule (whether of the State of Wisconsin or any other jurisdiction) that would cause the application of the laws of any jurisdiction other than the State of Wisconsin.

                    (g) Remedies. Each of the parties to this Agreement will be entitled to enforce its rights under this Agreement specifically, to recover damages and costs (including attorney's fees) caused by any breach of any provision of this Agreement and to exercise all other rights existing in its favor. The parties hereto agree and acknowledge that money damages may not be an adequate remedy for any breach of the provisions of this Agreement and that any party may in its sole discretion apply to any court of law or equity of competent jurisdiction (without posting any bond or deposit) for specific performance and/or other injunctive relief in order to enforce or prevent any violations of the provisions of this Agreement.



                                     7
                    (h) Amendment and Waiver. No provision in this Agreement may be amended unless such amendment is agreed to in writing and signed by Executive and an authorized officer of the Company. No waiver by either party of any breach by the other party of any condition or provision contained in this Agreement to be performed by such other party shall be deemed a waiver of a similar or dissimilar condition or provision at the same or any prior or subsequent time. Any waiver must be in writing and signed by Executive or an authorized officer of the Company, as the case may be.

                    (i) Business Days. If any time period forgiving notice or taking action hereunder expires on a day which is a Saturday, Sunday or holiday in the state in which the Company's chief executive office is located, the time period shall be automatically extended to the business day immediately following such Saturday, Sunday or holiday.

                    (j) Representation. The Company represents and warrants that it is fully authorized and empowered to enter into this Agreement and that the performance of its obligations under this Agreement will not violate any agreement between it and any other person, firm or organization.

                    (k) Survival. The respective rights and obligations of the parties hereunder shall survive any termination of Executive's employment to the extent necessary to the intended preservation of such rights and obligations.

                    (l) Resolution of Disputes. Any disputes arising under or in connection with this Agreement shall, at the election of either party, be resolved by binding arbitration, to be held on a confidential basis in Madison, Wisconsin, in accordance with rules and procedures of the American Arbitration Association (it being understood that the parties will not disclose to any third party any aspect of such arbitration). Judgment upon the award rendered by the arbitrator(s) may be entered in any court having jurisdiction thereof. Costs of the arbitration or litigation, including, without limitation, attorneys' fees of both parties, shall be borne as provided in Section 5(a) hereof.

                             *  *  *  *  *  *



IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the date first written above.

                                            LANDS' END, INC.


                                            By:  BRADLEY K. JOHNSON
                                            Its: CAO-CFO



                                            DAVID F. DYER
                                            ___________________________
                                            David F. Dyer




                                     8


                             OPTION AGREEMENT
                             (400,000 Shares)


            Lands' End, Inc. (the "Company") and David F. Dyer (the "Participant") hereby agree as follows:

            1. Grant. The Company hereby confirms that on October 27, 1998 (the "Grant Date"), the Performance Compensation Committee of the Company's board of directors (the "Committee"), being the committee responsible for administering the Lands' End, Inc. Stock Option Plan (the "Plan"), granted to the Participant a Nonqualified Stock Option (i.e., an option that is not an Incentive Stock Option) (the "Option") covering 400,000 shares of common stock of the Company (the "Company Shares") for a term which will expire on October 27, 2008 (the "Scheduled Expiration Date"), subject to the terms and conditions set forth herein and in the Plan.

The price at which the Participant may purchase all or any part of the Company Shares covered by the Option is $18.50 per Company Share (the "Option Price"). The grant herein is subject to the following terms and conditions, in addition to the terms and conditions of the Plan.

            2.    Participant's Rights Under the Option.

            (a) The Participant is entitled, in accordance with the Option and the exercisability rules described below, to purchase at the Option Price indicated above all or any portion of the aggregate Company Shares covered by the Option. Upon each exercise of any portion or all of the Participant's Option, the number of Company Shares covered by the Option shall be reduced by the number of Company Shares purchased under the Option.

            (b) The Participant hereby agrees that he will not sell, pledge or otherwise transfer any interest in the Option, except pursuant to applicable laws of descent and distribution.

            3.    Vesting: Certain Limitations on the Exercisability of the
Option.

            (a) Time Vesting. Subject to the terms and conditions of the Option set forth in the Plan and subject to Section 3(b) below, the Option shall vest and become exercisable as to 100% of the Company Shares covered thereby on April 27, 1999.

            (b) Acceleration of Vesting. Upon (i) any termination of the Participant's employment, other than a termination by the Company for Cause or a voluntary resignation by the Participant without Good Reason, or (ii) any Sale of the Company, the Option shall immediately vest and become exercisable as to all of the Company Shares covered thereby as of such date. For purposes hereof, "Cause," "Good Reason," and "Sale of the Company" shall have the meanings set forth in that certain Agreement dated as of December 11, 1998 between the Company and the Participant.

            4.    Expiration of Option.   Unless otherwise determined by the
Committee, in the event of the termination of the Participant's employment as a result of a termination by the Company for Cause or a voluntary resignation by the Participant without Good Reason, the Option shall terminate effective as of the date of the Participant's termination of employment (or the Scheduled Expiration Date, if sooner) and no portion of the terminated Option shall be exercisable after that date. Following the termination of the Participant's employment on account of the Participant's retirement or disability, any unexercised portion of the Option which is vested and exercisable as of the date of such termination (including that which vests as a result of such termination) shall remain exercisable during the three years following the date of such termination and shall terminate on the third anniversary of the date of such termination of employment, subject to extension at the discretion of the Committee; provided that in no event shall the Option be exercisable after the Scheduled Expiration Date. Following the termination of the Participant's employment for any other reason, any unexercised portion of the Option which is vested and exercisable as of the date of such termination (including that which vests as a result of such termination) shall remain exercisable during the one year following the date of such termination and shall terminate on the first anniversary of the date of such termination of employment, subject to extension at the discretion of the Committee; provided that in no event shall the Option be exercisable after the Scheduled Expiration Date. In the event of the Participant's death, the Option may be exercised by the Participant's estate or any person who acquired the right to exercise the Option by bequest, inheritance or the laws of descent and distribution. In the event of the Participant's disability (as defined in the Plan), the Option may be exercised by the Participant or his guardian.

            5. Method of Exercising the Option. In order to exercise the Option, the Participant must give written notice (the "Exercise Notice") to the Company which (i) identifies the Option the Participant wishes to exercise, (ii) specifies the number of Company Shares with respect to which the Option is being exercised, (iii) identifies the date which the Participant wishes to govern such exercise, (iv) makes the representations and warranties which the Company deems necessary in order for the Company to issue the stock in accordance with applicable securities laws, (v) is signed by the Participant and (vi) is accompanied by the Option Price which, in the discretion of the Committee, may be in one or any combination of cash, certified or official bank check, or Company Share certificates endorsed in blank or accompanied by executed stock powers evidencing Company Shares whose value shall be deemed to be the "fair market value" (as determined in accordance with Section 4.2 of the Plan) on the date of exercise of such
Company Shares.   The Option shall be deemed to have been exercised on the
date (the "Exercise Date") specified in clause (iii) above unless the Exercise Notice is delivered to the Company after such date, in which case the Exercise Date shall be deemed to be the date on which the Exercise Notice is delivered to the Company. A form of Exercise Notice which will be deemed to be satisfactory to the Company for the exercise of the Option is attached hereto as Exhibit A.

            6. No Rights as Stockholder to Company Shares Issuable Upon Exercise of Option. Until the Option Price is paid and a stock certificate representing the Company Shares has been issued, the Participant shall have no rights as a stockholder with respect to any Company Shares which may be issuable upon the exercise of the Option. Upon exercise of the Option in accordance with Section 5 above and payment of the Option Price, the Company will promptly deliver to the Participant a stock certificate representing the Company Shares.

            7.    Securities Law and Other Restrictions.

            (a) Unless specifically authorized by the Committee, the Participant may not dispose, sell, pledge or otherwise transfer any Company Shares acquired upon exercise of the Option for a period of six months following the Grant Date.
                                     2
            (b) Applicable securities laws may restrict the Participant's ability to exercise the Option or to dispose of any Company Shares which he may acquire upon any such exercise and may govern the manner in which such Company Shares must be sold. The Participant shall not exercise the Option or offer, sell or otherwise dispose of any of the Company Shares acquired by reason of the exercise of the Option in any manner which would violate any state or federal law or cause the Company to have to make any filing or take any action to avoid such violation.

            (c) The Company shall not be required (i) to transfer on its books any Options or Company Shares which have been sold or transferred in violation of any of the provisions set forth in this Agreement, (ii) to treat any such proposed transferee as owner of such Options or such Company Shares, or (iii) to accord such proposed transferee the right to vote as such owner or to pay such transferee dividends as such owner.

            (d) Each holder of Company Shares agrees not to effect any public sale or distribution of any equity securities of the Company, or any securities convertible into or exchangeable or exercisable for such securities, during the seven days prior to and the 90 days after the effectiveness of any underwritten public offering of the Company's common stock, except as part of such underwritten public offering if otherwise permitted.

            8. Withholding of Taxes. The Company shall be entitled, if the Committee (or any financial officer designated by it) considers it necessary or desirable, to withhold (or secure payment from the Participant in lieu of withholding) the amount of any withholding or other payment required of the Company under the tax withholding provisions of the Internal Revenue Code of 1986, as amended, any state's income tax act or any other applicable law with respect to any Company Shares issuable under such Participant's exercised options, and the Company may defer issuance unless indemnified to its satisfaction with respect to payment of such withholding or other tax.
Subject to such rules as the Committee may adopt, the Participant may satisfy this obligation, in whole or in part, by an election to have the number of Company Shares received upon exercise of any option reduced by a number of Company Shares having a "fair market value" (as determined in accordance with Section 4.2 of the Plan) equal to the amount of the required withholding to be so satisfied or to surrender to the Company previously held Company Shares having an equivalent fair market value.

            9. Notices. Any notice to be given by the Participant to the Company pursuant to this Agreement or in accordance with the terms of the Plan shall be addressed to the Company. Such notice shall be deemed to be "delivered" to the Company when the Company has actually received such notice. Any notice to be given to the Participant pursuant to this Agreement or in accordance with the terms of the Plan shall be addressed to the Participant at the address given beneath the Participant's signature hereto, or at such other address as the Participant may direct by notice in writing. Any such notice shall be deemed to be "delivered" to the Participant when the Participant actually receives such notice.

            10. Terms of Plan Control. This Agreement shall be subject to all the terms, conditions and provisions of the Plan, a copy of which is attached hereto as Exhibit B. In the event of any conflict between the provisions of this Agreement and the Plan, the terms, conditions and provisions of the Plan shall control and this agreement shall be deemed modified accordingly.

                                     3
            11. The Effect of Subsequent Changes in the Plan. No change in the Plan which shall be made after the Grant Date shall (i) adversely affect the Participant's rights under the Option unless the Participant shall have agreed in writing to such change, or (ii) inure to the Participant's benefit except to the extent expressly permitted by the Committee.

            12. Applicable Law, Successors. This Agreement shall be construed according to the laws of the State of Wisconsin. Its terms shall be binding upon, and inure to the benefit of, any successors of the Company.

            13. Adoption of the Plan. The Lands' End, Inc. 1990 Stock Option Plan was adopted by the Company's Board of Directors on November 27, 1990 and approved by the Company's shareholders on May 15, 1991. The Lands' End, Inc. 1990 Stock Option Plan was amended and restated by the Company's Board of Directors on October 22, 1991 and December 9, 1991 (at which time it was renamed the Lands' End, Inc. Second Amended and Restated 1990 Stock Option
Plan) which amendments were approved by the Company's shareholders on May 20, 1992. The Lands' End, Inc. 1990 Second Amended and Restated Stock Option Plan was further amended and restated by the Company's Board of Directors on December 10, 1993 and April 15, 1994 (at which time it was renamed the Lands' End, Inc. Stock Option Plan) which amendments were approved by the Company's
shareholders on May 18, 1994.   The Lands' End, Inc. Stock Option Plan was
further amended and restated by the Company's Board of Directors on April 7, 1995, which amendment was approved by the Company's shareholders on May 17, 1995. The Lands' End, Inc. Stock Option Plan was further amended by the Company's Board of Directors on October 27, 1998, which amendment is subject to approval by the Company's shareholders at the 1999 annual meeting of the Company's shareholders.

                           *     *     *     *



            Each party hereby confirms that such party has executed this Agreement at the place provided immediately below to evidence such party's intention to be bound by all provisions in this Agreement.





PARTICIPANT:                                LANDS' END, INC.


          DAVID F. DYER                     By  BRADLEY K. JOHNSON
          David F. Dyer

1311 Brightwaters Blvd. NE                  Its CAO - CFO
       (Number and Street)

St. Petersburg, FL  33704
        (City and State)







                                     4

                                                            Exhibit A to
                                                          Option Agreement

TO:    Lands' End, Inc.

            Pursuant to the provisions of my Option Agreement (herein called the "Agreement") issued under the Lands' End, Inc. Stock Option Plan (the "Plan") under a Granting Date of October 27, 1998, I hereby give notice that I elect to exercise the Nonqualified Stock Option granted under the Agreement with respect to _______ shares of common stock and accordingly I hereby agree to purchase such shares at the price and on the terms established under the Agreement and the Plan.

Shares of common stock to be issued pursuant hereto are referred to as "Company Shares."

            I hereby represent and warrant to Lands' End, Inc. (the "Company") as follows:

            (a) I understand that Section 16(b) of the Securities Exchange Act of 1934, as amended, may apply to this exercise and to my disposition of common stock, and I am receiving independent advice on this issue.

            (b) I understand that unless specifically authorized by the Special Compensation Committee (the "Committee"), the Company Shares may not be disposed of, sold or otherwise transferred for a period of six months following the Granting Date.

            (c) I am acquiring the Company Shares for my own account and not with a view to, or present intention of, distribution thereof in violation of the Securities Act of 1933, as amended (the "1933 Act"), and I will not dispose of the Company Shares in contravention of the 1933 Act.

            (d) I am able to bear the economic risk of my investment in the Company Shares for an indefinite period of time.

            (e) I have had an opportunity to ask questions and receive answers concerning the terms and conditions of the sale of Company Shares and have had full access to such other information concerning the Company as I have requested.

            (f) I am, or was until ________________, an employee of the Company.

            (g) I will not sell, transfer or dispose of any Company Shares except in accordance with the terms of the Agreement.

            I understand that the Company shall be entitled, if the Committee (or any financial officer designated by it) considers it necessary or desirable, to withhold (or secure payment from me in lieu of withholding) the amount of any withholding or other payment required of the Company under the tax withholding provisions of the Internal Revenue Code of 1986, as amended, any state's income tax act or any other applicable law with respect to any Company Shares, and the Company may defer issuance unless indemnified to its
satisfaction with respect to payment of such withholding.   Subject to such
rules as the Committee may adopt, I may elect to satisfy any portion of my obligation with respect to such withholding taxes by either reducing the


                                     5
number of Company Shares I receive upon this exercise by a number of Company Shares having a fair market value equal to the amount of the required withholding or surrendering to the Company any previously held Company Shares having an equivalent fair market value.

            I hereby agree that the Options granted under the Agreement shall be deemed to have been exercised to the extent specified in this Notice on the exercise date specified opposite my signature below and I hereby warrant that on such date this Notice was delivered to the office of the Company's Chief Financial Officer or to another agent of the Company designated by the Company's Chief Financial Officer.

                                            Sincerely,


                                            _________________________________
                                            David F. Dyer


Exercise Date: _________________







































                                     6



                             OPTION AGREEMENT
                             (600,000 Shares)

            Lands' End, Inc. (the "Company") and David F. Dyer (the "Participant") hereby agree as follows:

            1. Grant and Effectiveness. The Company hereby confirms that on October 27, 1998 (the "Grant Date"), the Performance Compensation Committee of the Company's board of directors (the "Committee"), being the committee responsible for administering the Lands' End, Inc. Stock Option Plan (the "Plan"), granted to the Participant a Nonqualified Stock Option (i.e., an option that is not an Incentive Stock Option) (the "Option") covering 600,000 shares of common stock of the Company (the "Company Shares") for a term which will expire on October 27, 2008 (the "Scheduled Expiration Date"), subject to the terms and conditions set forth herein and in the Plan.

The price at which the Participant may purchase all or any part of the Company Shares covered by the Option is $18.50 per Company Share (the "Option Price"). The grant herein is subject to the following terms and conditions, in addition to the terms and conditions of the Plan.

On the Grant Date, the Company's board of directors approved certain amendments (the "Amendments") to the Plan in order to permit the grant of the Option hereunder. The Amendments are subject to approval by the stockholders of the Company, such approval to voted upon not later than the date of the 1999 annual meeting of the stockholders (the "1999 Meeting"). This Option, therefore, is contingent upon and subject to the approval of the Company's stockholders not later than the date of the 1999 Meeting, and in the event that the stockholders do not grant such approval on or before the date of the 1999 Meeting , this Option shall be automatically cancelled. at the close of business on such date.

            2.    Participant's Rights Under the Option.

            (a) The Participant is entitled, in accordance with the Option and the exercisability rules described below, to purchase at the Option Price indicated above all or any portion of the aggregate Company Shares covered by the Option. Upon each exercise of any portion or all of the Participant's Option, the number of Company Shares covered by the Option shall be reduced by the number of Company Shares purchased under the Option.

            (b) The Participant hereby agrees that he will not sell, pledge or otherwise transfer any interest in the Option, except pursuant to applicable laws of descent and distribution.

            3.    Vesting: Certain Limitations on the Exercisability of the
Option.

            (a) Time Vesting. Subject to the terms and conditions of the Option set forth in the Plan and subject to Section 3(b) below, the Option shall vest and become exercisable as to 100% of the Company Shares covered thereby on the later of (i) April 27, 1999 and (ii) the 1999 Meeting.

            (b) Acceleration of Vesting. Upon (i) any termination of the Participant's employment, other than a termination by the Company for Cause or a voluntary resignation by the Participant without Good Reason, or (ii) any Sale of the Company, the Option shall immediately vest and become exercisable as to all of the Company Shares covered thereby as of the date of such termination, provided however, that such acceleration of vesting shall occur only if shareholder approval of the Amendment s has theretofore been obtained. For purposes hereof, "Cause," "Good Reason," and "Sale of the Company" have the meanings set forth in that certain Agreement dated as of December 11, 1998 between the Company and the Participant.

            (c) Replacement Benefit. In the event that stockholder approval has not been obtained prior to the occurrence of any event described in clause
(b) above, then (i) this Option shall immediately and automatically be cancelled and (ii) the Company and the Participant will mutually agree to a replacement benefit of comparable value to the Participant.

            4. Expiration of Option. Unless otherwise determined by the Committee, in the event of the termination of the Participant's employment as a result of a termination by the Company for Cause or a voluntary resignation by the Participant without Good Reason, the Option shall terminate effective as of the date of the Participant's termination of employment (or the Scheduled Expiration Date, if sooner) and no portion of the terminated Option shall be exercisable after that date. Following the termination of the Participant's employment on account of the Participant's retirement or disability, any unexercised portion of the Option which is vested and exercisable as of the date of such termination (including that which vests as a result of such termination) shall remain exercisable during the three years following the date of such termination and shall terminate on the third anniversary of the date of such termination of employment, subject to extension at the discretion of the Committee; provided that in no event shall the Option be exercisable after the Scheduled Expiration Date. Following the termination of the Participant's employment for any other reason, any unexercised portion of the Option which is vested and exercisable as of the date of such termination (including that which vests as a result of such termination) shall remain exercisable during the one year following the date of such termination and shall terminate on the first anniversary of the date of such termination of employment, subject to extension at the discretion of the Committee; provided that in no event shall the Option be exercisable after the Scheduled Expiration Date. In the event of the Participant's death, the Option may be exercised by the Participant's estate or any person who acquired the right to exercise the Option by bequest, inheritance or the laws of descent and distribution. In the event of the Participant's disability (as defined in the Plan), the Option may be exercised by the Participant or his guardian.

            5. Method of Exercising the Option. In order to exercise the Option, the Participant must give written notice (the "Exercise Notice") to the Company which (i) identifies the Option the Participant wishes to exercise, (ii) specifies the number of Company Shares with respect to which the Option is being exercised, (iii) identifies the date which the Participant wishes to govern such exercise, (iv) makes the representations and warranties which the Company deems necessary in order for the Company to issue the stock in accordance with applicable securities laws, (v) is signed by the Participant and (vi) is accompanied by the Option Price which, in the discretion of the Committee, may be in one or any combination of cash, certified or official bank check, or Company Share certificates endorsed in blank or accompanied by executed stock powers evidencing Company Shares whose value shall be deemed to be the "fair market value" (as determined in accordance with Section 4.2 of the Plan) on the date of exercise of such
Company Shares.   The Option shall be deemed to have been exercised on the
date (the "Exercise Date") specified in clause (iii) above unless the Exercise


                                     2
Notice is delivered to the Company after such date, in which case the Exercise Date shall be deemed to be the date on which the Exercise Notice is delivered to the Company. A form of Exercise Notice which will be deemed to be satisfactory to the Company for the exercise of the Option is attached hereto as Exhibit A.

            6. No Rights as Stockholder to Company Shares Issuable Upon Exercise of Option. Until the Option Price is paid and a stock certificate representing the Company Shares has been issued, the Participant shall have no rights as a stockholder with respect to any Company Shares which may be issuable upon the exercise of the Option. Upon exercise of the Option in accordance with Section 5 above and payment of the Option Price, the Company will promptly deliver to the Participant a stock certificate representing the Company Shares.

            7.    Securities Law and Other Restrictions.

            (a) Unless specifically authorized by the Committee, the Participant may not dispose, sell, pledge or otherwise transfer any Company Shares acquired upon exercise of the Option for a period of six months following the Grant Date.

            (b) Applicable securities laws may restrict the Participant's ability to exercise the Option or to dispose of any Company Shares which he may acquire upon any such exercise and may govern the manner in which such Company Shares must be sold. The Participant shall not exercise the Option or offer, sell or otherwise dispose of any of the Company Shares acquired by reason of the exercise of the Option in any manner which would violate any state or federal law or cause the Company to have to make any filing or take any action to avoid such violation.

            (c) The Company shall not be required (i) to transfer on its books any Options or Company Shares which have been sold or transferred in violation of any of the provisions set forth in this Agreement, (ii) to treat any such proposed transferee as owner of such Options or such Company Shares, or (iii) to accord such proposed transferee the right to vote as such owner or to pay such transferee dividends as such owner.

            (d) Each holder of Company Shares agrees not to effect any public sale or distribution of any equity securities of the Company, or any securities convertible into or exchangeable or exercisable for such securities, during the seven days prior to and the 90 days after the effectiveness of any underwritten public offering of the Company's common stock, except as part of such underwritten public offering if otherwise permitted.

            8. Withholding of Taxes. The Company shall be entitled, if the Committee (or any financial officer designated by it) considers it necessary or desirable, to withhold (or secure payment from the Participant in lieu of withholding) the amount of any withholding or other payment required of the Company under the tax withholding provisions of the Internal Revenue Code of 1986, as amended, any state's income tax act or any other applicable law with respect to any Company Shares issuable under such Participant's exercised options, and the Company may defer issuance unless indemnified to its satisfaction with respect to payment of such withholding or other tax.
Subject to such rules as the Committee may adopt, the Participant may satisfy this obligation, in whole or in part, by an election to have the number of Company Shares received upon exercise of any option reduced by a number of

                                     3
Company Shares having a "fair market value" (as determined in accordance with Section 4.2 of the Plan) equal to the amount of the required withholding to be so satisfied or to surrender to the Company previously held Company Shares having an equivalent fair market value.

            9. Notices. Any notice to be given by the Participant to the Company pursuant to this Agreement or in accordance with the terms of the Plan shall be addressed to the Company. Such notice shall be deemed to be "delivered" to the Company when the Company has actually received such notice. Any notice to be given to the Participant pursuant to this Agreement or in accordance with the terms of the Plan shall be addressed to the Participant at the address given beneath the Participant's signature hereto, or at such other address as the Participant may direct by notice in writing. Any such notice shall be deemed to be "delivered" to the Participant when the Participant actually receives such notice.

            10. Terms of Plan Control. This Agreement shall be subject to all the terms, conditions and provisions of the Plan, a copy of which is attached hereto as Exhibit B. In the event of any conflict between the provisions of this Agreement and the Plan, the terms, conditions and provisions of the Plan shall control and this agreement shall be deemed modified accordingly.

            11. The Effect of Subsequent Changes in the Plan. No change in the Plan which shall be made after the Grant Date shall (i) adversely affect the Participant's rights under the Option unless the Participant shall have agreed in writing to such change, or (ii) inure to the Participant's benefit except to the extent expressly permitted by the Committee.

            12. Applicable Law, Successors. This Agreement shall be construed according to the laws of the State of Wisconsin. Its terms shall be binding upon, and inure to the benefit of, any successors of the Company.

            13. Adoption of the Plan. The Lands' End, Inc. 1990 Stock Option Plan was adopted by the Company's Board of Directors on November 27, 1990 and approved by the Company's shareholders on May 15, 1991. The Lands' End, Inc. 1990 Stock Option Plan was amended and restated by the Company's Board of Directors on October 22, 1991 and December 9, 1991 (at which time it was renamed the Lands' End, Inc. Second Amended and Restated 1990 Stock Option
Plan) which amendments were approved by the Company's shareholders on May 20, 1992. The Lands' End, Inc. 1990 Second Amended and Restated Stock Option Plan was further amended and restated by the Company's Board of Directors on December 10, 1993 and April 15, 1994 (at which time it was renamed the Lands' End, Inc. Stock Option Plan) which amendments were approved by the Company's
shareholders on May 18, 1994.   The Lands' End, Inc. Stock Option Plan was
further amended and restated by the Company's Board of Directors on April 7, 1995, which amendment was approved by the Company's shareholders on May 17, 1995. The Lands' End, Inc. Stock Option Plan was further amended by the Company's Board of Directors on October 27, 1998, which amendment is subject to approval by the Company's shareholders at the 1999 annual meeting of the Company's shareholders.

                           *     *     *     *






                                     4


            Each party hereby confirms that such party has executed this Agreement at the place provided immediately below to evidence such party's intention to be bound by all provisions in this Agreement.





PARTICIPANT:                                LANDS' END, INC.


          DAVID F. DYER                     By  BRADLEY K. JOHNSON
          David F. Dyer

1311 Brightwaters Blvd. NE                  Its CAO - CFO
       (Number and Street)

St. Petersburg, FL  33704
         (City and State)







































                                     5

                                                            Exhibit A to
                                                          Option Agreement

TO:    Lands' End, Inc.

            Pursuant to the provisions of my Option Agreement (herein called the "Agreement") issued under the Lands' End, Inc. Stock Option Plan (the "Plan") under a Granting Date of October 27, 1998, I hereby give notice that I elect to exercise the Nonqualified Stock Option granted under the Agreement with respect to _______ shares of common stock and accordingly I hereby agree to purchase such shares at the price and on the terms established under the Agreement and the Plan.

Shares of common stock to be issued pursuant hereto are referred to as "Company Shares."

            I hereby represent and warrant to Lands' End, Inc. (the "Company") as follows:

            (a) I understand that Section 16(b) of the Securities Exchange Act of 1934, as amended, may apply to this exercise and to my disposition of common stock, and I am receiving independent advice on this issue.

            (b) I understand that unless specifically authorized by the Special Compensation Committee (the "Committee"), the Company Shares may not be disposed of, sold or otherwise transferred for a period of six months following the Granting Date.

            (c) I am acquiring the Company Shares for my own account and not with a view to, or present intention of, distribution thereof in violation of the Securities Act of 1933, as amended (the "1933 Act"), and I will not dispose of the Company Shares in contravention of the 1933 Act.

            (d) I am able to bear the economic risk of my investment in the Company Shares for an indefinite period of time.

            (e) I have had an opportunity to ask questions and receive answers concerning the terms and conditions of the sale of Company Shares and have had full access to such other information concerning the Company as I have requested.

            (f) I am, or was until ________________, an employee of the Company.

            (g) I will not sell, transfer or dispose of any Company Shares except in accordance with the terms of the Agreement.

            I understand that the Company shall be entitled, if the Committee (or any financial officer designated by it) considers it necessary or desirable, to withhold (or secure payment from me in lieu of withholding) the amount of any withholding or other payment required of the Company under the tax withholding provisions of the Internal Revenue Code of 1986, as amended, any state's income tax act or any other applicable law with respect to any Company Shares, and the Company may defer issuance unless indemnified to its
satisfaction with respect to payment of such withholding.   Subject to such
rules as the Committee may adopt, I may elect to satisfy any portion of my obligation with respect to such withholding taxes by either reducing the


                                     6
number of Company Shares I receive upon this exercise by a number of Company Shares having a fair market value equal to the amount of the required withholding or surrendering to the Company any previously held Company Shares having an equivalent fair market value.

            I hereby agree that the Options granted under the Agreement shall be deemed to have been exercised to the extent specified in this Notice on the exercise date specified opposite my signature below and I hereby warrant that on such date this Notice was delivered to the office of the Company's Chief Financial Officer or to another agent of the Company designated by the Company's Chief Financial Officer.

                                            Sincerely,


                                            _________________________________
                                            David F. Dyer


Exercise Date:  ________________







































                                     7