Form 10-K405
period 1999-01-29
LANDS END INC
filed 1999-04-28
CIK 799288

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          _______________________
                                 FORM 10-K
      (Mark one)
  _x_     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.  (FEE REQUIRED)
          For the fiscal year ended January 29, 1999
                                    OR
  ___     TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934. (NO FEE REQUIRED) For the transition period from _____ to _____

                         Commission file number 1-9769

                               LANDS' END, INC.

            (Exact name of registrant as specified in its charter)

           DELAWARE                                          36-2512786
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)
Lands' End Lane, Dodgeville, Wisconsin                          53595
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code 608-935-9341
Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                     Name of each exchange
-------------------                                      on which registered
Common Stock ($0.01 per value)                         -----------------------
                                                       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

As of March 26, 1999, the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was $381,959,655.

The number of shares of Common Stock ($0.01 par value) outstanding as of March 26, 1999, was 30,084,880.

                 DOCUMENTS INCORPORATED BY REFERENCE

              Documents                       Form 10-K Reference

   Notice of 1999 Annual Meeting and          Part III, Items 10,
 Proxy Statement dated April 19, 1999           11, 12 and 13














                      Lands' End, Inc. & Subsidiaries
                                 Index To
                        Annual Report On Form 10-K
                      For Year Ended January 29, 1999

Part I.                                                                Page

     Item 1.   Business .............................................   3-8
               Executive Officers of the Registrant .................     9
     Item 2.   Properties ........................................... 10-11
     Item 3.   Legal Proceedings ....................................    11
     Item 4.   Submission of Matters to a Vote of Security Holders ..    11

Part II.

     Item 5.   Market for Registrant's Common Equity and Related
                 Shareholder Matters ................................    12
     Item 6.   Selected Consolidated Financial Data .................    13
     Item 7.   Management's Discussion and Analysis of Consolidated
                 Financial Condition and Results of Operations ...... 14-23
     Item 8.   Consolidated Financial Statements and Supplementary
                 Data ............................................... 24-47
     Item 9.   Changes in and Disagreements on Accounting and
                 Consolidated Financial Disclosure...................    48

Part III.

     Item 10.  Directors and Executive Officers of the Registrant....    48
     Item 11.  Executive Compensation ...............................    48
     Item 12.  Security Ownership of Certain Beneficial Owners and
                 Management .........................................    48
     Item 13.  Certain Relationships and Related Transactions .......    48

Part IV.

     Item 14.  Exhibits, Consolidated Financial Statement Schedules,
                 and Reports on Form 8-K ............................    49

Signatures ..........................................................    50

                                  PART I.

Item 1.   Business

Lands' End, Inc., is a leading direct marketer of traditionally styled, casual clothing for men, women and children, accessories, domestics, shoes and soft luggage. The company strives to provide products of exceptional quality at prices representing honest value, enhanced by a commitment to excellence in customer service and an unconditional guarantee. The company offers its products through multiple distribution channels consisting of regular mailings of its monthly primary catalogs, prospecting catalogs, specialty catalogs (including Kids, Corporate Sales and Coming Home) as well as through the Internet, and its international businesses.

The company's growth strategy has three key elements. First, the company seeks to increase sales from its regular catalogs in the United States both by expanding its customer base and by increasing sales to its existing customers through improvements in its merchandise offerings and creative presentations. Second, the company endeavors to generate additional sales by making targeted mailings of its specialty catalogs to existing and prospective customers, and by offering its products on the Internet. Third, the company is actively pursuing opportunities to apply its merchandising, marketing and order fulfillment skills abroad by continuing its efforts in Japan, the United Kingdom and Germany.

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

                  Core, Specialty and International Segments

The company organizes and manages its businesses based on type of catalog, which focuses on specific customer needs and markets served. The company has three operating segments consisting of core, specialty and international. Worldwide, the company mailed approximately 259 million full-price catalogs, including specialty catalogs, abridged issues and international catalogs. Company catalogs are mailed to customers throughout the world, and products are exported to more than 175 countries. Fulfillment for these export sales is handled through the company's Wisconsin facilities in the United States.

                      Core Segment (U.S. Based Operations)

The core business segment consists of adult apparel offered through the company's regular monthly and prospecting catalogs and its two tailored catalogs - "First Person Singular" for women and "Beyond Buttondowns" for men. During fiscal 1999, the company mailed 12 issues of its regular monthly (primary) catalog with an average of 163 pages per issue from its U.S. based operations.

Each issue of the regular catalog offers certain basic product lines for adult men and women (including knit shirts, sweaters, dress and sport shirts, casual pants, dresses, skirts, accessories, and soft luggage) that customers have come to expect. The regular catalog also offers seasonal merchandise, such as swimsuits, outerwear and holiday gifts. In addition to the mailings of the regular catalog, each year Lands' End generally mails two end-of-season clearance catalogs, an interim catalog, and two additional holiday catalogs. The company mails an abridged version of its regular catalog to prospective customers who are identified based on lists of magazine subscribers and customers of other direct marketers and on lists compiled of households meeting certain demographic criteria. In addition, the company identifies prospective new customers through its national advertising campaign.

The company mails two tailored catalogs, Beyond Buttondowns and First Person Singular. Beyond Buttondowns was introduced in fiscal 1991, and offers fine tailored clothing and accessories for men. In fiscal 1994, the company introduced Textures, which was revamped as First Person Singular in fiscal 1997. First Person Singular features women's finely tailored clothing and accessories suitable for the workplace. In fiscal 1999, the company mailed six issues of its Beyond Buttondowns catalog and five issues of its First Person Singular catalog.

                               Specialty Segment

The specialty business segment consists of Kids, Corporate Sales, Coming Home and the Willis & Geiger catalogs. The specialty catalogs have been developed over the years to target specific needs for additional merchandise identified by customers. Since fiscal 1991, the Kids catalog has offered a collection of comfortable, casual clothing for children. In fiscal 1998 a Kids uniform catalog was introduced that targets the growing trend in many public and private schools. In fiscal 1999, the company mailed seven issues of its Kids catalog and two issues of its Kids uniform catalog.

In fiscal 1994, Corporate Sales, the company's business-to-business catalog, was introduced. Corporate Sales offers quality products to groups, teams and clubs or to companies that use Lands' End's merchandise for corporate premiums or incentive programs. The company's embroidery capabilities allow for the design and monogram of unique logos or emblems for groups. In fiscal 1999, the company mailed five issues of its Corporate Sales catalog.

Since fiscal 1991, the Coming Home catalog offers domestic products, primarily bedding and bath items. In fiscal 1999, the company mailed six issues of its Coming Home catalog.

The Willis & Geiger catalog offers apparel and related products targeted to the outdoor enthusiast. There were four issues of Willis & Geiger catalog mailed in fiscal 1999. The company began to liquidate the Willis & Geiger business in the fourth quarter of fiscal 1999.

               International Segment (Foreign Based Operations)

The international business segment is represented by operations in Japan, the United Kingdom, and Germany. Catalogs mailed in these countries are written in the local languages and denominated in local currencies.

In September 1991, the company launched its first United Kingdom (U.K.) catalog. In August 1993, the company opened a leased telephone order and distribution center in Oakham, England, which allowed the company to fill orders locally and greatly reduce delivery time to U.K. customers. Construction of a new phone and distribution center in Oakham was completed in the summer of 1998. Seven issues of the U.K. catalog were mailed in fiscal 1999.

In fall 1994, the company launched operations in Japan, and in fiscal 1999, the company mailed eight issues of the Japanese catalog. During fiscal 1998, the company's phone center and administrative office moved to a larger facility in Yokohama. The distribution center moved to Fujieda from Maebashi in fiscal 1997 to accommodate future growth. Packages are delivered from this warehouse in Fujieda which is managed by Lands' End's employees.

In August 1996, the company launched its first German catalog. Seven issues were mailed during fiscal 1999. The company's phone center and administrative functions operate from its Mettlach, Germany, offices. Orders are packed and shipped from the Lands' End distribution center in Oakham, England.

Financial Information about business segments

See Note 12 to the Consolidated Financial Statements in Item 8 for segment financial data.

The Internet

Lands' End offers its customers a variety of shopping options, including shopping from its catalogs via toll-free telephone, mail, fax and through its Internet site. The Internet has allowed the company to attract new customers and better serve existing customers. The company offers online shopping, featuring more than 1,000 products, engaging editorials and other services to its customers on its user-friendly Web site at www.landsend.com. On its Web site, the company added a personalization feature which stores customers shipping and credit card information for ease of future shopping. The company is striving to make every customer visit to its Web site a personalized one. The online shopper can expect the same high degree of customer service, whether the customer converses by telephone, fax, mail, e-mail or over the Internet.

During fiscal 1999, the company introduced two new shopping tools, Your Personal ModelTM and Oxford ExpressTM, on its Web site to further meet customers' needs for a personalized and interactive shopping experience. Your Personal Model enables women to build and store a 3-D model of their body type. The model recommends outfits that flatter their body profiles and suggest sizes based upon the measurement data supplied by the customer. Similar to a helpful sales person, the Oxford Express prompts the online shopper to provide sizes, fabrics, styles, collars, and cuff preferences. A digital image of the shirt appears, and customers can then order the shirt or change any feature to view new options.

The company will continue to explore the development of interactive shopping to meet its customers expectations. However, marketing the company's products through regular and specialty catalogs is expected to remain the primary means of communicating with customers.

Customers

A principal factor in the company's success to date has been the development of its own list of active customers, many of whom have been identified through their response to the company's advertising. At the end of fiscal 1999, the company's mailing list consisted of about 29.5 million persons, approximately
6.1 million of whom are viewed as "current customers" because they have made at least one purchase from the company within the last 12 months. Also, 10.1 million customers have made at least one purchase from the company within the last 36 months. The company routinely updates and refines this list prior to individual catalog mailings to monitor customer interest as reflected in criteria such as the recency, frequency, dollar amount, and product type of purchases.

The company believes that its customer list has desirable demographic characteristics and is well-suited to the products offered in the company's catalogs. A customer research survey conducted by the company in the United States as of January 1999 indicated that approximately 54 percent of its customers were in the 35-54 age group and had median incomes of $60,000. This research indicated that approximately 88 percent of Lands' End customers attended or graduated from college.

The company conducts a national advertising campaign intended to build the company's reputation and to attract new customers. In fiscal 1999, this advertising appeared in about 30 national magazines, as well as on national television and radio. In addition, the company advertises in approximately 30 national, regional and local publications in the U.K., Japan, Germany, the Middle East, and in Pacific Rim countries.

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

As part of its "direct merchant" philosophy, Lands' End seeks to deal directly with its suppliers and to avoid intermediaries. All goods are produced by independent manufacturers, except for a portion of our soft luggage which is assembled at the company's own facilities. During fiscal 1999, the company purchased merchandise from about 520 domestic and foreign manufacturers, with one manufacturer accounting for about 13 percent of company purchases in fiscal 1999. The company would be subject to minimal risk to the extent of finding alternative sourcing if this manufacturer experiences prolonged work stoppages or economic problems. In fiscal 1999, about 55 percent of our merchandise was imported, mainly from Asia, Central America, South America and

Europe. The remaining 45 percent of our merchandise was made in the United States. The company will continue to take advantage of worldwide sourcing without sacrificing customer service or quality standards. The availability and cost of certain foreign products may be affected by United States trade policies, economic events and the value of the United States dollar relative to foreign currencies.

Order Entry and Fulfillment

The company attempts to simplify catalog shopping as much as possible and believes that its fulfillment systems are among the best in the United States. Lands' End utilizes toll-free telephone numbers which may be called 24 hours a day, seven days a week (except Christmas Day) to place orders, to request a catalog or to seek assistance. Approximately 85 - 90 percent of catalog orders are placed by telephone. Telephone calls are answered by as many as 3,000 well-trained sales representatives who utilize on-line computer terminals to enter customer orders and to retrieve information about product characteristics and availability. Additional services are provided through the company's Web site, the use of AT&T language lines to serve foreign customers and TDD (telephone device for the deaf). The company's three U.S. telephone centers are located in Dodgeville, Cross Plains and Reedsburg, Wisconsin. International telephone centers are located in Oakham, England, Yokohama, Japan and Mettlach, Germany.

The company has achieved efficiencies in order entry and fulfillment that permits the shipment of in-stock orders on the following day, except orders requiring monogramming or inseaming, which typically require one or two extra days. The company's sales representatives enter orders into an on-line order entry and inventory control system. Computer processing of orders is performed each night on a batch basis, at which time picking tickets are printed with bar codes for optical scanning. Inventory is picked based on the location of individual products rather than orders, followed by computerized sorting and transporting of goods to multiple packing stations and shipping zones. The computerized inventory control system also handles the receipt of shipments from manufacturers, permitting faster access to newly arrived merchandise, as well as the handling of items returned by customers.

Orders are generally shipped by United Parcel Service (UPS) at various tiered rates dependent upon the total dollar value of each customer's order. Other expedited delivery services are available at additional charges. The company utilizes a two-day UPS service at standard rates, enhancing its customer service.

Merchandise Liquidation

Liquidations, sales of overstocks and end-of-season merchandise at reduced prices, were approximately 10 percent, 8 percent and 9 percent of net sales in fiscal 1999, 1998 and 1997, respectively. A majority of liquidation sales were made through catalogs and other print media. The balance was sold principally through the company's outlet and inlet retail stores, and the company's Web site.

Competition

The company's principal competitors are other catalog companies and retail stores, including specialty shops and department stores. The company may also face increased competition from other retailers as the number of television shopping channels and the variety of merchandise offered through electronic media increase. The apparel retail business in general is intensely competitive. Lands' End competes principally on the basis of merchandise value (quality and price), its established customer list and customer service, including fast order fulfillment, its unqualified guarantee, and its services and information provided at its user-friendly Web site.

The company is one of the leading catalog companies in the U.S. The company attributes the growth in the catalog industry to many factors including customer convenience, widespread use of credit cards, the use of toll-free telephone lines, customers having less time to shop in stores, and purchasing of product online through various computer networks. At the same time, the catalog business is subject to uncertainties in the economy, which result in fluctuating levels of overall consumer spending. Due to the lead times required for catalog production and distribution and product development, catalog retailers may not be able to respond as quickly as traditional retailers in an environment of rapidly changing prices. In the future, e-commerce growth should reduce lead times that are required by catalogs and decrease operating costs incurred in creating, printing and mailing catalogs.

Trademarks

The company uses the trademarks of "Lands' End" and "Coming Home" on products and catalogs. Some of the trademarks used in the catalogs include "Super-T" shirts, "Squall" jackets and "Drifter" sweaters. "Oxford Express" and "Your Personal Model" are trademarks associated with personalized customer services offered through the company's Web site. With the exception of "Lands' End" and "Coming Home," the company believes that loss or abandonment of any particular trademark would not significantly affect its business.

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

Employees

The company believes that its skilled and dedicated workforce is one of its key resources. Employees are not covered by collective bargaining agreements, and the company considers its employee relations to be very positive. As a result of the highly seasonal nature of the company's business, the size of the company's workforce varies, ranging from approximately 7,200 to 9,700 individuals in fiscal 1999. During the peak winter season of fiscal 1999, nearly 4,900 of the company's approximately 9,700 employees were temporary employees.

Executive Officers of the Registrant

The following are the executive officers of the company:

David F. Dyer, 49, is President, Chief Executive Office and member of the board of directors since rejoining the company in October 1998. In 1989, Mr. Dyer entered the employ of the company as Managing Director of Home Furnishings, became Executive Vice President of Merchandising in 1990, and was named Vice Chairman, Merchandising and Sales in 1993. He was a director of the company from 1991 until August 1994. Mr. Dyer was president and chief operating officer of the Home Shopping network from August 1994 until August 1995, at which time he became an independent catalog/retail consultant, most recently with the Texas Pacific Group and the J. Crew Group. From 1972 to 1989, Mr. Dyer was employed at Burdine's a specialty retail chain, where he served as Senior Vice President of Marketing and General Merchandising Manager of Women's Apparel, Accessories and Cosmetics.

Lee Eisenberg, 52, is Executive Vice President and Creative Director. Since May 1995, Mr. Eisenberg was with TIME Magazine as Editor/Creative Development. In this capacity, he was involved in the launch of TIME for Kids.
Mr. Eisenberg began his career at Esquire magazine in 1970, and went on to serve as their top editor.

Mindy Meads, 47, is Executive Vice President of Merchandising and Design.
Ms. Meads originally joined the company in 1991 as Vice President and Group Merchandising Manager for the women's apparel division and, in 1994, the men's and coed groups were added to her responsibilities. In January 1995, she was named Senior Vice President, Merchandising and Design. She left the company in 1996 to join Gymboree Corporation in San Francisco as their Senior Vice President and General Merchandise Manager. Before first joining Lands' End, Ms. Meads was Merchandise Manager for The Limited. Before The Limited, she had a 12-year tenure with R. H. Macy & Company of New York where she rose to Senior Vice President, Merchandise.

Stephen A. (Chip) Orum, 53, is currently Executive Vice President and Chief Financial Officer. Mr. Orum joined the company as Vice President and Chief Financial Officer in June 1991, was appointed Senior Vice President and Chief Financial Officer in February 1993, and became Executive Vice President and Chief Operating Officer in addition to Chief Financial Officer in October 1994. From 1994 until January 1999, Mr. Orum served as Executive Vice President and Chief Operating Officer. Prior to joining Lands' End, Mr. Orum was employed by Jos. A. Bank Clothiers, Inc. since 1982 in various capacities, reaching the position of Executive Vice President and Chief Financial Officer.

Francis P. Schaecher, 51, is Senior Vice President of Operations. Mr. Schaecher joined the company in 1982 as Operations Manager. He served as Vice President of Operations from 1983 until 1990, at which time he assumed his present position.

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

Item 2.  Properties

The following table sets forth certain information of the company and its subsidiaries relating to their principal facilities as of January 29, 1999. None of these properties is subject to mortgage or collateral assignment.

                                                               Type of
Location                                                       Interest
  Domestic Properties:
    Wisconsin:
      Warehouses in Dodgeville and Reedsburg                    Owned
        Phone centers and offices in Dodgeville,
          Cross Plains and Reedsburg                            Owned
        Activity Center in Dodgeville                           Owned
        Hangars in Madison and Mineral Point                    Owned
        Inlet (B) stores in Brookfield, Fox Point
          and Madison                                           Leased
        Outlet stores in Madison, Oshkosh, and Dodgeville       Leased
        Offices in Madison                                      Leased

    Iowa:
       Manufacturing plants in West Union and Elkader           Owned
       Outlet store in Iowa City (A)                            Leased

     Illinois:
      Outlet stores in Evanston, Lombard, Niles, Schaumburg
        Vernon Hills (A), Champaign, Springfield, and
        Rockford (A)                                            Leased

    Minnesota:
      Inlet (B) stores in Richfield and Minnetonka
        and Woodbury                                            Leased
      Travelers Inlet Store (C) at the Minneapolis/
        St. Paul International Airport                          Leased

    New York:
      Inlet (B)-store in Rochester                              Leased


  International Properties:
    United Kingdom:
      Warehouse, phone center, outlet store, and offices
        in Oakham                                               Owned
      Outlet store in Bicester Village                          Leased
      Sourcing office in London                                 Leased
    Japan:
      Warehouse in Fujieda City                                 Leased
      Offices and phone center in Yokohama                      Leased
    Germany:
      Offices and phone center in Mettlach                      Leased
    Portugal:
      Sourcing office in Maia                                   Leased
    Hong Kong:  Sourcing Office                                 Leased

The company believes that its facilities are in good condition, well maintained and suitable for their intended uses.

  (A)  Outlet stores will be closing in the first quarter of fiscal 2000.

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

  (C) The Traveler's Inlet is located at the Minneapolis/St. Paul International Airport and carries only full-price merchandise and offers special services to travelers.

Item 3.  Legal Proceedings

There are no material legal proceedings presently pending, except for routine litigation incidental to the business, to which the company is a party or of which any of its property is the subject.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 29, 1999.




































                                                                       11
                                   PART II.

Item 5.   Market for Registrant's Common Equity and Related Shareholder
Matters

  Market Information

  The common stock of the company is listed and traded on the New York Stock Exchange. The stock tables in most daily newspapers list the company as "LandsE". Ticker symbol: LE. See Note 13 "Consolidated quarterly analysis" for information on the high and low stock prices of the company's common stock. The closing price of the company's stock on the New York Stock Exchange on March 26, 1999, (the record date) was $32 9/16 per share.

  Shareholders

  As of March 26, 1999, the number of shareholders of record of common stock of the company was 2,348. This number excludes shareholders whose stock is held in nominee or street name by brokers.

  Dividends

  See Item 7 "Liquidity and capital resources" of Management's Discussion and Analysis for the company's decision not to pay cash dividends during fiscal years 1999, 1998 and 1997.




































                                                                       12

Item 6.  Selected Consolidated Financial Data

FIVE-YEAR CONSOLIDATED FINANCIAL SUMMARY (unaudited)
Lands' End, Inc. & Subsidiaries
(In thousands, except for share data)

Fiscal Year                  1999        1998        1997       1996     1995

Income statement data:
Net sales               $1,371,375  $1,263,629  $1,118,743 $1,031,548  $992,106
Pretax income               49,500     101,825      84,919     50,925    59,663
Percent to net sales          3.6%        8.1%        7.6%       4.9%      6.0%
Net income                  31,185      64,150      50,952     30,555    36,096

Per share of common stock:1
Basic earnings per share     $1.02       $2.01       $1.54      $0.89     $1.03
Diluted earnings per share   $1.01       $2.00       $1.53      $0.89     $1.02
Cash dividends per share       -           -           -          -         -
Common shares outstanding   30,142      30,979      32,442     33,659    34,826

Balance sheet data:
Current assets            $294,303    $299,146    $272,039   $222,089  $198,168
Current liabilities        205,283     182,013     145,566    114,744   102,717
Property, plant, equipment
  and intangibles, net     161,616     134,326     106,006    101,408    99,444
Total assets               455,919     433,472     378,045    323,497   297,612
Noncurrent liabilities       8,133       8,747       9,474      7,561     5,767
Shareholders'
  investment               242,503     242,712     223,005    201,192   189,128

Other data:
Net working capital       $ 89,020    $117,133    $126,473   $107,345  $ 95,451
Capital expenditures        46,750      48,228      17,992     14,780    27,005
Depreciation and
  amortization expense      18,731      15,127      13,558     12,456    10,311
Return on average
  shareholders'
  investment                   13%         28%         24%        16%       20%
Return on average assets        7%         16%         15%        10%       13%

1. Net income per share was computed after giving retroactive effect on the two-for-one stock split in May 1994.

















                                                                       13

Item 7. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

Results of operations for fiscal 1999, compared to fiscal 1998

For fiscal 1999, sales growth softened to 8.5 percent, compared to 13 percent in the prior year. The growth in sales was mainly from the company's specialty segment. Gross profit margin decreased due primarily to more steep markdowns on a higher proportion of sales of liquidated merchandise. Higher inventory levels throughout the year allowed the company to achieve a first-time fulfillment of 91 percent. This exceeded our goal of shipping at least 90 percent of all items when the customer places an order. Net income decreased 51 percent compared to last year. Net income includes after-tax non-recurring charges of $7.9 million for fiscal 1999, or $0.26 per share.

Consolidated statements of operations presented as a percentage of net sales:

                                       For the period ended
                              January 29,  January 30,  January 31,
                                 1999         1998         1997

Net sales                        100.0%       100.0%       100.0%

Cost of sales                     55.0         53.4         54.5

Gross profit                      45.0         46.6         45.5

Selling, general and
  administrative expenses         39.7         38.8         37.9
Non-recurring charge               0.9            -            -
Charge from sale of subsidiary       -            -          0.1

Income from operations             4.4          7.8          7.5
Interest income (expense), net    (0.6)           -          0.1
Gain on sale of subsidiary           -          0.6            -
Other                             (0.2)        (0.3)           -

Income before income taxes         3.6          8.1          7.6
Income tax provision               1.3          3.0          3.0

Net income                         2.3%         5.1%         4.6%


















                                                                       14
Net sales grew by 8.5 percent

Net sales for the year just ended totaled $1.371 billion, compared with $1.264 billion in the prior year, an increase of 8.5 percent. The increase in sales was due primarily to additional catalogs and pages mailed to customers. The growth in sales came from all of the company's operating segments. In fiscal 1999, our company expanded the number of reported operating segments to three: core, specialty and international. Prior to this, only domestic and foreign segments were disclosed. (See Note 12.)

Within the core operating segment, sales from the monthly and prospecting full-price catalogs were down from the prior year despite an increase in pages circulated. The specialty segment has a higher operating profit compared with the core and international segments, due principally to higher gross profit margins and relatively lower costs of catalog advertising.

Year-end inventory was $220 million, down 9 percent from $241 million in fiscal 1998. Inventory throughout most of the year was higher as we experienced softening sales, especially in the third quarter. To correct this, we instituted price rollbacks, price reductions and some promotional pricing in the fourth quarter. This helped increase sales, but also had a negative effect on the gross profit margin.

Gross profit margin decreased

Gross profit for the year just ended was $617 million, or 45.0 percent of net sales, compared with $588 million, or 46.6 percent of net sales, for the prior year. The decrease in gross profit margin was due primarily to more steep markdowns on higher sales of liquidated merchandise, especially in the fourth quarter when we aggressively addressed our overstock situation, as well as from lower initial markups. Liquidations were about 10 percent of total net sales in fiscal 1999, compared with 8 percent in the prior year.

In fiscal 1999, inflationary pressure was low, and costs of inventory purchases increased 0.5 percent, compared with 1.2 percent in fiscal 1998.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses rose 11.1 percent to $544 million in fiscal 1999, compared with $490 million in the prior year. As a percentage of sales, SG&A was 39.7 percent in fiscal 1999 and 38.8 percent in fiscal 1998. The increase in the SG&A percentage was mainly the result of lower productivity in the catalogs due to an increase in pages and catalogs mailed and a weaker response from customers. Additional factors increasing the SG&A percentage were relatively higher salaries and benefits, higher Year 2000 expenses, and increased investment in the Internet site. This was partially offset by lower bonus and profit-sharing expense due to lower profitability. The number of full-price catalogs mailed totaled 259 million in fiscal 1999, up 12 percent from the prior year, while the total number of pages mailed increased by about 10 percent.

Over the past two years, catalog circulation has increased 22 percent and page circulation by 38 percent. This level of circulation was due in part to our efforts to clear excess inventory in the fourth quarter. Starting this fall, we will circulate fewer catalogs and pages to reduce less profitable mailings. This will have a negative effect on sales growth, but is expected to have a positive impact on operating profit margins by increasing catalog productivity, or sales per page.

                                                                       15

The cost of producing and mailing catalogs represented about 43 percent and 41 percent of total SG&A in fiscal 1999 and 1998, respectively.

Depreciation and amortization expense was $18.7 million, up 23.8 percent from the prior year, primarily because of additional equipment, computer hardware and software, and buildings. Rental expense was $15.6 million, up 15.7 percent, due mainly to increased computer-related rentals.

In fiscal 1999, we recorded a non-recurring charge of $12.6 million. This charge includes costs associated with severance payments due to organizational changes, liquidation of the Willis & Geiger division, closing of three outlet stores and the termination of a licensing agreement with MontBell Co. Ltd. (See Note 9.)

Utilization of credit lines increased

Because of higher inventory levels and lower profits throughout the year, there was additional borrowing under our short-term lines of credit, increasing our interest expense to $7.7 million in fiscal 1999. In addition, we spent $47 million in capital expenditures and purchased about $36 million in treasury stock. Our lines of credit peaked at $257 million in October 1998, compared with a peak of $118 million in the prior year. At January 29, 1999, the company's foreign subsidiaries had short-term debt outstanding of $17.1 million and domestic operations had borrowings of $21.8 million. No long-term debt was outstanding at fiscal year-end 1999.

Net income decreased

Net income for fiscal 1999 was $31.2 million, down 51 percent from the $64.2 million earned in fiscal 1998. Diluted earnings per share for the year just ended were $1.01, compared with $2.00 per share for the prior year. The diluted weighted average number of common shares outstanding was 30.8 million for fiscal 1999 and 32.1 million for fiscal 1998.

The fiscal 1999 results include an after-tax non-recurring charge of $7.9 million, or $0.26 per share. In the first quarter of fiscal 1998 the company had an after-tax gain of $4.9 million, or $0.15 per share, from the sale of its majority interest in The Territory Ahead. Before the effect of these adjustments, net income for fiscal 1999 was $39.1 million, or $1.27 per share, compared with $59.2 million, or $1.85 per share in fiscal 1998.

Fiscal 1998, compared with fiscal 1997

Sales growth was strong throughout fiscal 1998. Gross profit margin improved, mainly due to higher initial margins, while selling, general and administrative expenses rose due primarily to a higher number of pages mailed, which reduced productivity, or sales per page. In fiscal 1997, inventory levels were too low, and we disappointed more customers than in prior years. Higher inventory levels in the last half of fiscal 1998 increased our first-time fulfillment rate and resulted in fewer lost sales and backorders. Sales in the United States from our core monthly and prospecting catalogs accounted for about 53 percent of total net sales in fiscal 1998. Sales from our foreign-based operations in Japan, the United Kingdom and Germany accounted for just above 10 percent of total net sales. Net income increased 25.9 percent this year compared to last year. Net income in fiscal 1998 included an after-tax gain of $4.9 million from the sale of our majority interest in The Territory Ahead.


                                                                       16
Net sales grew by 13 percent

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

Our inventory balance at the end of fiscal 1998 was $241 million, up 69 percent from fiscal 1997 ending inventory of $142 million. In fiscal 1997, many customers were disappointed when their orders could not be filled during the late fall and holiday seasons. During 1998 we increased inventory, especially in the last half of the year, resulting in higher fulfillment rates for the most recent holiday period and reaching an annualized first-time fulfillment rate of 88 percent. This compares to an 86 percent rate in fiscal 1997, but was below our goal of shipping at least 90 percent of all items when the customer places an order. Higher inventory levels may result in greater product liquidations at lower margins in future periods.

Gross profit margin improved

Gross profit increased 15.5 percent to $588 million in fiscal 1998, compared with $510 million in fiscal 1997. As a percentage of net sales, gross profit rose to 46.6 percent in fiscal 1998, compared with 45.5 percent in fiscal 1997. The increase in gross profit margin was due primarily to higher initial markups and less steep markdowns on fewer liquidated sales. Liquidation of out-of-season and overstocked merchandise was 8 percent of net sales in fiscal 1998, compared with 9 percent in the prior year.

In fiscal 1998, inflationary pressure was low, and costs of inventory purchases increased 1.2 percent, compared with 1.0 percent in fiscal 1997.

Selling, general and administrative expenses

Selling, general and administrative expenses rose 15.4 percent in fiscal 1998 to $490 million, from $424 million in fiscal 1997. As a percentage of sales, SG&A was 38.8 percent in fiscal 1998, compared with 37.9 percent in fiscal 1997. The increase in the SG&A ratio was mainly the result of lower productivity, or sales per page, in the core catalogs due to an increase in the number of pages mailed, partially offset by lower paper prices. An additional factor increasing the SG&A ratio was relatively higher spending on information systems development. The cost of producing and mailing catalogs represented about 41 percent and 42 percent of total SG&A in fiscal 1998 and 1997, respectively.

Depreciation and amortization expense was $15.1 million, up 11.6 percent from the prior year, primarily because of additional equipment, computer hardware and software, and buildings. Rental expense was $13.5 million, up 5.4 percent, due mainly to increased computer-related rentals and building rentals.

                                                                       17
Utilization of credit lines increased

Because of higher inventory levels for most 1998, there was additional borrowing under our short-term lines of credit, increasing our interest expense by nearly $1.5 million from fiscal 1997. In addition, we spent $48 million in capital expenditures and purchased about $46 million in treasury stock. Our lines of credit peaked at $118 million in October 1997, compared with a peak of $27 million in the prior year. At January 30, 1998, we had short-term debt outstanding for foreign subsidiaries of $25 million, and domestic operations of $7.0 million and no long-term debt outstanding.

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

As previously reported, in the first quarter of fiscal 1998, we had an after-tax gain of $4.9 million, or $0.15 per share, from the sale of our majority interest in The Territory Ahead. In the third quarter of fiscal 1997, we recorded an after-tax charge to earnings of $840,000, or $0.03 per share, in connection with the sale of our wholly owned subsidiary MontBell America, Inc. Before the effect of these adjustments, net income for fiscal 1998 was $59.2 million, or $1.85 per share, compared with $51.8 million, or $1.56 per share, in fiscal 1997.

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

The Christmas season is our busiest

Our business is highly seasonal. The fall/winter season is a five-month period ending in December. In the longer spring/summer season, orders are fewer and the merchandise offered generally has lower unit selling prices than products offered in the fall/winter season. As a result, net sales are usually substantially greater in the fall/winter season, and SG&A as a percentage of net sales is usually higher in the spring/summer season. In fiscal 1999, a greater amount of net sales occurred later in the holiday season, compared to previous years. Additionally, as we continue to refine our marketing efforts by experimenting with the timing of our catalog mailings, quarterly results may fluctuate.

Nearly 40 percent of our annual sales came in the fourth quarter of fiscal years 1999 and 1998. Approximately 82 percent and 63 percent of before-tax profit was realized in the same quarter of fiscal 1999 and 1998, respectively.

Liquidity and capital resources

To date, the bulk of our working capital needs have been met through funds generated from operations and from short-term bank loans. Our principal need for working capital has been to meet peak inventory requirements associated with our seasonal sales pattern. In addition, our resources have been used to make asset additions and purchase treasury stock.

At January 29, 1999, we had unsecured domestic credit facilities totaling $120 million, of which $21.8 million was used. The company also maintains foreign credit lines for use in foreign operations totaling the equivalent of approximately $52 million, of which $17.1 million was used at January 29, 1999. The company has a separate $20 million bank facility available to fund treasury stock purchases and capital expenditures. This facility runs through May 31, 1999.

Since fiscal 1990, the company's board of directors has authorized the purchase of a total of 12.7 million shares of the company's common stock. A total of 1.1 million, 1.5 million, and 1.3 million shares have been purchased in the fiscal years ended January 29, 1999, January 30, 1998 and January 31, 1997, respectively. As of January 29, 1999, 11.4 million shares have been purchased, and there is a balance of 1.3 million shares authorized to be purchased by the company.

During fiscal 1995, the board of directors evaluated its dividend practice whereby it had paid annual dividends. Given our intent to buy back additional shares, the payment of cash dividends is not planned for the foreseeable future.

Capital investment

Capital investment was about $47 million in fiscal 1999. Major projects included computer hardware and software, materials handling equipment, a new distribution and phone center in Oakham, England, expansion of office facilities in Dodgeville, Wisconsin, and expansion of distribution facilities in Reedsburg, Wisconsin.

In the coming year, we plan less than $20 million in capital expenditures. Major projects will include computer hardware and software, distribution center equipment and materials handling equipment. We believe that our cash flow from operations and borrowings under our current credit facilities will provide adequate resources to meet our capital requirements and operational needs for the foreseeable future.

Other matters

Segment disclosure

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way companies report information about operating segments including the related disclosures about products and services. The company has adopted SFAS No. 131 during the fiscal year ended January 29, 1999, and, as required, has restated prior years for comparability. The company has three business segments consisting of core (regular monthly, First Person Singular, Beyond Buttondowns, and prospector catalogs), specialty (Kids, Coming Home, Willis & Geiger and Corporate Sales) and international (foreign-based operations in Japan, the United Kingdom and Germany). See Note 12, where the company discloses information about its reportable segments.

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

Internal Systems: Most of the software that is critical to our business runs on mainframe computers in a MVS operating environment, as well as on a few mid-range computers. Certain less important functions are performed on a mainframe computer in a VM operating environment. We have completed substantially all of the identification, assessment, remediation and unit testing efforts.

A substantial amount of the mainframe remediation and unit testing work has been performed by a consulting firm. Another firm has completed its assessment and recommendation for integration testing, which is underway and is currently expected to be substantially complete by the third quarter of 1999. However, due to the less critical nature of certain operations performed in the VM environment, further remediation in that area, as well as related unit and integration testing, is expected to continue throughout 1999 on a selectively prioritized basis, and some of these functions may not be remediated.

We completed an inventory and assessment of hardware and software associated with personal computers in 1998. We currently expect to complete remediation of these systems in mid-1999.

We have also identified and assessed the microprocessors used in our warehouses and other facilities in the United States, Japan and the United Kingdom. We have not identified significant problems in this area and currently expect to complete remediation and testing by mid-1999.

Suppliers: Our Year 2000 project office is working closely with other departments, including our merchandising, inventory and quality assurance staff, to track the Year 2000 readiness of our principal product vendors through written questionnaires, telephone calls and on-site visits. Among other things, we are evaluating the readiness of vendors' manufacturing processes and business operations and their ability to perform electronic data interchange with us. In addition, we are evaluating the vulnerability of vendors to possible interruption of the supply of key components of their products, such as fabric, buttons and zippers.

Our evaluation of product vendors is focused on approximately 50 suppliers that collectively account for more than 85 percent of our unit volume of product purchases. Out of that group, we currently believe that approximately 74 percent are making substantial progress and should continue to be monitored, while approximately 26 percent may experience problems that will need to be addressed further in contingency planning. In addition, we have successfully verified and tested electronic data interchange with all product vendors.

We have also identified approximately 150 suppliers of services and infrastructure items that are most important to our business operations. Each of these service providers has been assigned a business leader who is responsible for ensuring the Year 2000 assessment information is current as well as establishing contingency plans as needed. We currently believe that approximately 71 percent are making substantial progress, while 29 percent may experience Year 2000-related problems and merit increased monitoring and contingency planning. With respect to our most critical telecommunications, catalog production and delivery providers, we have had extensive contacts with them and received substantial information concerning their Year 2000 readiness, and have identified no significant problems that are likely to be encountered.

We currently have less comfort regarding foreign suppliers and infrastructure issues, especially in Asia, than we do in the domestic environment. Foreign service suppliers are very important to our business because approximately half of our products are manufactured abroad. In many cases we are currently unable to assess the extent of Year 2000 problems that may be encountered. We continue to monitor these suppliers based on our business exposure in each country.

Contingency Planning: The Year 2000 project office currently expects to have developed most of the initial contingency plans by April 1999 in order to address any internal items that cannot be remediated and third-party issues that may place our operations at risk. We expect to review and modify these contingency plans throughout 1999.

Based on the activities of our Year 2000 project office, we currently expect that our most important computer systems will be able to function adequately into the next century. While some disruptions are likely to occur with internal systems and at least a few product vendors, we believe the most probable scenario is that there will not be a systemic failure of important services or infrastructure that will materially disrupt our operations as a whole. Moreover, in view of the strong seasonality of our business, any disruptions that do occur are likely to take place in the off-peak selling period following the 1999 holiday season. However, our expectations in this regard are forward-looking in nature and are necessarily subject to the many uncertainties that relate to the Year 2000 issue, especially as it affects our suppliers and other third parties over whom we have little or no control. If our remediation, supplier evaluation and contingency planning efforts are not successful, there could be a material adverse effect on our business, results of operations or financial condition. We currently believe that the greatest area of risk in this regard relates to foreign supply and infrastructure issues such as the ability to ship products produced in other countries. In addition, our sales volume could be adversely affected if widespread Year 2000 problems in our domestic or foreign markets were to result in a general slowdown of economic activity and consumer demand.

Cost: The total cost of our Year 2000 efforts is expected to be about $21 million, which is being expensed as incurred except for about $1 million of hardware replacement costs that have been or will be capitalized. About $3.4 million of the total amount was incurred through the end of fiscal 1998 and approximately an additional $8.9 million in fiscal 1999. We currently expect that about $7.8 million of additional expenditures will be incurred in fiscal 2000, and about $1 million in fiscal 2001. The timing and amount of these future expenditures are forward-looking and subject to uncertainties relating to our ongoing assessment of the Year 2000 issue and appropriate remediation efforts, contingency plans and responses to any problems that may arise. Our Year 2000 expenses have been paid out of our annual budgets for information services. Accordingly, other technology development projects have been delayed to the extent that resources have been devoted to the Year 2000 project.

Exchange rate sensitivity (derivatives)

The table below provides information about the company's derivative financial instruments and related underlying transactions that are sensitive to foreign exchange rates, summarized by currency in U.S. dollar equivalents. As of January 29, 1999, the company estimates a net foreign currency transaction exposure of $57.4 million of which $43.0 million is hedged with foreign currency forward and option contracts.

The table shows the impact to the company from a plus/minus 10 percent change in exchange rates on the company's net currency exposure. The company believes it has no material sensitivity to changes in foreign currency exchange rates on its net exposed derivative financial instrument position.

                            As of January 29, 1999
                             (Dollars in millions)

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

Japanese yen   $ 25.8       $ 31.5      $ 5.7    $ (0.6)      $ 0.6
German mark    $ 17.2       $ 25.9      $ 8.7    $ (0.9)      $ 0.9
  Total        $ 43.0       $ 57.4      $14.4    $ (1.5)      $ 1.5

Interest rate sensitivity

The company's unsecured lines of credit are subject to floating interest rates. As of January 29, 1999, the company had short-term debt outstanding of $38.9 million and no long-term debt outstanding. At January 29, 1999, a sensitivity analysis was performed for financial instruments that have interest rate risk. The company has determined that an increase of 10 percent in the company's weighted average interest rates would have no material affect on the consolidated financial position.
                                                                       22

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

In October 1998, The Internet Tax Freedom Act was signed into law. Among the provisions of this Act is a three-year moratorium on multiple and discriminatory taxes on electronic commerce. An Advisory Commission on Electronic Commerce has been appointed to study and report back to Congress on whether, and if so, how, electronic commerce should be taxed. We are monitoring the activities of the Commission, as well as any proposed changes in the sales and use tax laws and policies in general.

Statement regarding forward-looking information

Statements in this report (including, but not limited to, the president's letter and Management's Discussion and Analysis) that are not historical are forward looking, including, without limitation, statements about goals for Internet sales, anticipated cost savings, and possible circulation reductions and their anticipated effects on sales or profits. As such, these statements are inherently subject to a number of risks and uncertainties. Future results may be materially different from those expressed or implied by these statements due to various factors that may occur. Such factors include, but are not limited to, the following: general economic or business conditions, both domestic and foreign; continued growth rates for e-commerce shopping; the company's ability to attract customers to the Internet; technology developments and their availability and cost; customer response to product offerings and initiatives; costs associated with printing and mailing catalogs; dependence on consumer seasonal buying patterns; the ability of the company to complete its Y2K programs; and fluctuations in foreign currency exchange rates.












                                                                       23
Item 8.  Consolidated Financial Statement and Supplementary Data

Consolidated Statement of Operations
Lands' End, Inc. & Subsidiaries
(In thousands, except per share data)
                                             For the period ended
                                   January 29, January 30, January 31,
                                      1999         1998        1997

Net sales                          $1,371,375  $1,263,629  $1,118,743
  Cost of sales                       754,661     675,138     609,168

Gross profit                          616,714     588,491     509,575

  Selling, general and
    administrative expenses           544,446     489,923     424,390
  Non-recurring charge                 12,600           -           -
  Charge from sale of subsidiary            -           -       1,400

Income from operations                 59,668      98,568      83,785

Other income (expense):
  Interest expense                     (7,734)     (1,995)       (510)
  Interest income                          16       1,725       1,148
  Gain on sale of subsidiary                -       7,805           -
  Other                                (2,450)     (4,278)        496

  Total other income (expense),
    net                               (10,168)      3,257       1,134
Income before income taxes             49,500     101,825      84,919
Income tax provision                   18,315      37,675      33,967

Net income                         $   31,185  $   64,150  $   50,952

Basic earnings per share           $     1.02  $     2.01  $     1.54
Diluted earnings per share         $     1.01  $     2.00  $     1.53

Basic weighted average shares
  outstanding                          30,471      31,851      33,078
Diluted weighted average shares
  outstanding                          30,763      32,132      33,237

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.
















                                                                       24
Consolidated Balance Sheets
Lands' End, Inc. & Subsidiaries
(In thousands)                                January 29,  January 30,
                                                 1999         1998
Assets
Current assets:
  Cash and cash equivalents                   $  6,641     $  6,338
  Receivables, net                              21,083       15,443
  Inventory                                    219,686      241,154
  Prepaid advertising                           21,357       18,513
  Other prepaid expenses                         7,589        5,085
  Deferred income tax benefits                  17,947       12,613
Total current assets                           294,303      299,146

Property, plant and equipment, at cost:
  Land and buildings                           102,018       81,781
  Fixtures and equipment                       154,663      118,190
  Leasehold improvements                         5,475        5,443
  Construction in progress                           -       12,222
Total property, plant and equipment            262,156      217,636
  Less-accumulated depreciation
  and amortization                             101,570       84,227
Property, plant and equipment, net             160,586      133,409
Intangibles, net                                 1,030          917
Total assets                                  $455,919     $433,472

Liabilities and shareholders' investment
Current liabilities:
  Lines of credit                             $ 38,942     $ 32,437
  Accounts payable                              87,922       83,743
  Reserve for returns                            7,193        6,128
  Accrued liabilities                           54,392       34,942
  Accrued profit sharing                         2,256        4,286
  Income taxes payable                          14,578       20,477
Total current liabilities                      205,283      182,013

Deferred income taxes                            8,133        8,747

Shareholders' investment:
  Common stock, 40,221 shares issued               402          402
  Donated capital                                8,400        8,400
  Additional paid-in capital                    26,994       26,457
  Deferred compensation                           (394)      (1,047)
  Accumulated other comprehensive income         2,003          875
  Retained earnings                            406,396      375,211
  Treasury stock, 10,317 and 9,281
    shares at cost, respectively              (201,298)    (167,586)
Total shareholders' investment                 242,503      242,712
Total liabilities and shareholders'
  investment                                  $455,919     $433,472

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

Lands' End, Inc. & Subsidiaries
Consolidated Statements of Shareholders' Investment
                                                                                            Accumulated
                                                                    Additional              Other
                               Comprehensive Common  Donated  Paid-in  Deferred      Comprehensive  Retained  Treasury
(Dollars in thousands)         Income        Stock   Capital  Capital  Compensation  Income         Earnings   Stock      Total

Balance, Feb. 2, 1996                        $402    $8,400   $26,165    $(1,193)       $360        $260,109  $ (93,051)  $201,192
 Purchase of treasury stock                     -         -         -          -           -               -    (30,143)   (30,143)
 Issuance of treasury stock                     -         -         -       (494)          -               -      1,098        604
 Tax benefit of stock
  options exercised                             -         -        65          -           -               -          -         65
Deferred compensation expense                   -         -         -        317           -               -          -        317
Comprehensive income:
 Net income                     $50,952         -         -         -          -           -          50,952          -     50,952
 Other comprehensive income:
  Foreign currency translation
   adjustments                       18         -         -         -          -          18               -          -         18
     Comprehensive income       $50,970

Balance, Jan. 31, 1997                       $402    $8,400   $26,230    $(1,370)       $378        $311,061  $(122,096)  $223,005
 Purchase of treasury stock                     -         -         -          -           -               -    (45,899)   (45,899)
 Issuance of treasury stock                     -         -         -          -           -               -        409        409
 Tax benefit of stock
  options exercised                             -         -       227          -           -               -          -        227
Deferred compensation expense                   -         -         -        323           -               -          -        323
Comprehensive income:
 Net income                     $64,150         -         -         -          -           -          64,150          -     64,150
 Other comprehensive income:
 Foreign currency translation
   adjustments                      497         -         -         -          -         497               -          -        497
    Comprehensive income        $64,647

Balance, Jan. 30, 1998                       $402    $8,400   $26,457    $(1,047)       $875        $375,211  $(167,586)  $242,712
 Purchase of treasury stock                     -         -         -          -           -               -    (35,557)   (35,557)
 Issuance of treasury stock                     -         -         -          -           -               -      1,845      1,845
 Tax benefit of stock
  options exercised                             -         -       537          -           -               -          -        537
Deferred compensation expense                   -         -         -        653           -               -          -        653
Comprehensive income:
 Net income                     $31,185         -         -         -          -           -          31,185          -     31,185
 Other comprehensive income:
  Foreign currency translation
   adjustments                    1,128         -         -         -          -       1,128               -          -      1,128
     Comprehensive income       $32,313
Balance, January 29, 1999                    $402    $8,400   $26,994      $(394)     $2,003        $406,396  $(201,298)  $242,503

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


Consolidated Statements of Cash Flows
Lands' End, Inc. & Subsidiaries                     For the period ended
(In thousands)                                  Jan. 29,   Jan. 30,  Jan. 31,
                                                  1999       1998      1997
Cash flows from operating activities:
  Net income                                    $ 31,185   $ 64,150  $ 50,952
  Adjustments to reconcile net income to net
    cash flows from operating activities-
    Pre-tax non-recurring charge                  12,600          -         -
    Depreciation and amortization                 18,731     15,127    13,558
    Deferred compensation expense                    653        323       317
    Deferred income taxes                         (5,948)    (1,158)      994
    Pre-tax gain on sale of subsidiary                 -     (7,805)        -
    Loss on disposal of fixed assets                 586      1,127       325
    Changes in assets and liabilities excluding the
      effects of divestitures:
      Receivables                                 (5,640)    (7,019)     (675)
      Inventory                                   21,468   (104,545)   22,371
      Prepaid advertising                         (2,844)    (7,447)    4,758
      Other prepaid expenses                      (2,504)    (1,366)     (145)
      Accounts payable                             4,179     11,616    14,205
      Reserve for returns                          1,065        944       629
      Accrued liabilities                          6,993      8,755     4,390
      Accrued profit sharing                      (2,030)     1,349     1,454
      Income taxes payable                        (5,899)    (1,047)    8,268
    Other                                          1,665         64       394
Net cash flows from (used for) operating
  activities                                      74,260    (26,932)  121,795

Cash flows from (used for) investing activities:
  Cash paid for capital additions                (46,750)   (47,659)  (18,481)
  Proceeds from sale of subsidiary                     -     12,350         -
Net cash flows used for investing activities     (46,750)   (35,309)  (18,481)

Cash flows from (used for) financing activities:
  Proceeds from short-term borrowings              6,505     21,242     1,876
  Purchases of treasury stock                    (35,557)   (45,899)  (30,143)
  Issuance of treasury stock                       1,845        409       604
Net cash flows used for financing activities     (27,207)   (24,248)  (27,663)

Net increase (decrease) in cash
  and cash equivalents                               303    (86,489)   75,651

Beginning cash and cash equivalents                6,338     92,827    17,176

Ending cash and cash equivalents                $  6,641   $  6,338  $ 92,827

Supplemental cash flow disclosures:
  Interest paid                                 $  7,693   $  1,995  $    517
  Income taxes paid                               27,857     39,337    25,261

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

Note 1. Summary of significant accounting policies

Nature of business

Lands' End, Inc., (the company) is a direct marketer of traditionally styled apparel, domestics (primarily bedding and bath items), soft luggage, and other products. The company manages its businesses in three operating segments consisting of core, specialty and international, based principally on type of catalog focusing on specific customer needs and market served. The company's primary market is the United States, and other markets include the Pacific Basin area, Europe and Canada.

Principles of consolidation

The consolidated financial statements include the accounts of the company and its subsidiaries after elimination of intercompany accounts and transactions.

Year-end

The company's fiscal year is comprised of 52-53 weeks ending on the Friday closest to January 31. Fiscal 1999 ended on January 29, 1999, fiscal 1998 ended on January 30, 1998 and fiscal 1997 ended on January 31, 1997. All three years were comprised of 52 weeks.

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

Inventory

Inventory, primarily merchandise held for sale, is stated at last-in, first-out (LIFO) cost, which is lower than market. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventory would have been approximately $26.9 million and $25.1 million higher than reported at January 29, 1999 and January 30, 1998, respectively.

Advertising

The company expenses the costs of advertising for magazines, television, radio, and other media the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits.

Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

Direct-response advertising consists primarily of catalog production and mailing costs that are generally amortized within three months from the date catalogs are mailed. Advertising costs reported as prepaid assets were $21.4 million and $18.5 million as of January 29, 1999 and January 30, 1998, respectively. Advertising expense was $262.9 million, $226.7 million and $195.7 million for fiscal years ended January 29, 1999, January 30, 1998 and January 31, 1997, respectively.

Depreciation

Depreciation expense is calculated using the straight-line method over the estimated useful lives of the assets, which are 20 to 30 years for buildings and land improvements and five to 10 years for leasehold improvements and furniture, fixtures, equipment, and software. The company provides one-half year of depreciation in the year of addition and retirement.

Intangibles

Intangible assets consist primarily of trademarks, as well as their associated goodwill that is being amortized over 15 years on a straight-line basis.

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




















                                                                       29
Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

The company enters into forward exchange contracts and options to hedge anticipated foreign currency transactions during the upcoming seasons. The purpose of the company's foreign currency hedging activities is to protect the company from the risk that the eventual dollar cash flows resulting from these transactions will be adversely affected by changes in exchange rates. At January 29, 1999, the company had forward exchange contracts, maturing through November 1999, to sell approximately 2.9 billion Japanese yen and 24.0 million Deutsche marks. In addition, as of January 29, 1999, the company had outstanding forward currency options to sell 400.0 million Japanese yen and 5.0 million Deutsche marks. The gains and losses on the outstanding forward exchange contracts are reflected in the financial statements in the period in which the currency fluctuation occurs. The premiums on options are amortized over the life of the option.

The company also uses import letters of credit to purchase foreign-sourced merchandise. The letters of credit are primarily U.S. dollar-denominated and are issued through third-party financial institutions to guarantee payment for such merchandise within agreed-upon time periods. At January 29, 1999, the company had outstanding letters of credit of approximately $18 million, all of which had expiration dates of less than one year.

The counterparties to the financial instruments discussed above are primarily large financial institutions; management believes the risk of counterparty nonperformance on these financial instruments is not significant.

Foreign currency and transactions

Financial statements of the foreign subsidiaries are translated into U.S. dollars in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 52. Translation adjustments are accumulated in a separate component of stockholders' equity. Foreign currency transaction gains and losses, recorded as other income and expense on the Consolidated Statements of Operations, included losses of $1.9 million and $3.8 million and a gain of $0.2 million in fiscal 1999, 1998 and 1997, respectively.

Fair values of financial instruments

The fair value of financial instruments does not materially differ from their carrying values.

Reclassifications

Certain financial statement amounts have been reclassified to be consistent with the fiscal 1999 presentation.








                                                                       30
Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

Accounting standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities." This statement addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The provisions of SFAS No. 133 are effective for fiscal years beginning after June 15, 1999. The company may adopt this standard in fiscal 2000, and is currently assessing its impact.

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

Treasury stock

The company's board of directors has authorized the purchase of a total of 12.7 million shares of the company's common stock. A total of 11.4 million, 10.3 million and 8.8 million shares had been purchased as of January 29, 1999, January 30, 1998 and January 31, 1997, respectively.

    Treasury stock activity was as follows:

                                      For the period ended
                         Jan. 29, 1999   Jan. 30, 1998   Jan. 31, 1997

     Beginning balance     9,281,138       7,778,258       6,561,298
       Purchase of stock   1,144,460       1,533,880       1,284,270
       Issuance of stock    (108,480)        (31,000)        (67,310)

     Ending Balance       10,317,118       9,281,138       7,778,258

















                                                                       31
Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

Earnings per share

A reconciliation of the basic and diluted per share computations is as follows (dollars are shown in thousands, except per share data):

                                      Jan. 29,    Jan. 30,    Jan. 31,
                                        1999        1998        1997

Net income                            $31,185     $64,150     $50,952

Basic weighted average shares of
  common stock outstanding             30,471      31,851      33,078
Incremental shares from assumed
  exercise of stock options               292         281         159
Diluted weighted average shares of
  common stock outstanding             30,763      32,132      33,237

Basic earnings per share              $  1.02     $  2.01     $  1.54

Diluted earnings per share            $  1.01     $  2.00     $  1.53

Options to purchase the following shares of common stock were outstanding as of each date indicated but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares:

                                Shares     Exercise Price

     January 29, 1999           80,000         $28.63
                                 2,917          30.94
                               155,500          34.94
                                 5,000          34.00
                               669,000          32.38

     January 30, 1998            2,917         $30.94
                               265,000          34.94

     January 31, 1997          150,000         $25.50

Stock awards and grants

The company has a restricted stock award plan. Under the provisions of the plan, a committee of the company's board of directors may award shares of the company's common stock to its officers and key employees. Such shares vest over a five- or 10-year period on a straight-line basis from the date of the award.











                                                                       32
Note to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

The following table reflects the activity under the stock award and stock grant plans:
                                             Awards       Grants

      Balance at February 2, 1996             96,680           0
        Granted                                    -      25,000
        Forfeited                             (6,560)          -
        Vested                               (15,000)          -
      Balance at January 31, 1997             75,120      25,000
        Granted                                    -           -
        Forfeited                               (980)          -
        Vested                               (17,140)     (5,000)
      Balance at January 30, 1998             57,000      20,000
        Granted                                    -           -
        Forfeited                            (11,860)    (15,000)
        Vested                               (14,140)     (5,000)
      Balance at January 29, 1999             31,000           0

The granting of these awards and grants has been recorded as deferred compensation based on the fair market value of the shares at the date of grant. Compensation expense under these plans is recorded as shares vest.

Stock options

The company has 5.5 million shares of common stock (which includes 3.0 million shares subject to shareholder approval at the 1999 annual meeting of shareholders) and 0.4 million shares, either authorized and unissued or treasury shares, that may be issued pursuant to the exercise of options granted under the company's Stock Option Plan (for employees) and the Non-Employee Director Stock Option Plan, respectively.

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













                                                                       33
Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

Activity under the stock option plans is as follows:

                                                Average
                                                Exercise   Exercisable
                                      Options     Price      Options

      Balance at February 2, 1996     621,700    $15.87      150,240
        Granted                       647,000    $20.52
        Exercised                     (42,310)   $14.28
        Forfeited                     (75,990)   $16.69
      Balance at January 31, 1997   1,150,400    $18.49      193,140
        Granted                       347,917    $33.45
        Exercised                     (31,000)   $13.21
        Forfeited                           -         -
      Balance at January 30, 1998   1,467,317    $21.42      350,107
        Granted                     1,874,000    $23.73
        Exercised                    (108,480)   $17.01
        Forfeited                    (541,330)   $22.35
      Balance at January 29, 1999   2,691,507    $23.41      473,597

The range of options outstanding as of January 29, 1999 is as follows:

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

$12.00-$19.99    1,422,650/306,740          $17.88/$16.20           8.6
$20.00-$29.99      436,440/133,940           23.41/ 25.43           8.6
$30.00-$35.00      832,417/ 32,917           32.86/ 34.44           9.8

                 2,691,507/473,597          $23.41/$20.08           9.0

The options above generally have a 10-year term. Options granted under the company's Stock Option Plan generally vest from six months to five years; options granted under the Non-Employee Director Stock Option Plan vest over a period from zero to two years.

Stock-based compensation

During fiscal 1996 the company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by the statement, the company will continue to account for its stock-based compensation plans as presented by APB Opinion No. 25 and related interpretations. Accordingly, compensation costs related to the stock awards and grants were $0.7 million, $0.3 million and $0.3 million in fiscal 1999, 1998, and 1997, respectively. These compensation costs are recorded in Deferred Compensation in the Shareholders' investment section of the Consolidated Balance Sheet.





                                                                       34
Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

Had compensation cost for the company's options granted after January 27, 1995 been determined consistent with SFAS No. 123, the company's net income and earnings per share would have been reduced to the following pro forma amounts:

(In thousands,                    Jan. 29,     Jan. 30,     Jan. 31,
 except per share data)             1999         1998         1997

Net income
  As reported                     $31,185      $64,150      $50,952
  Pro forma                       $26,429      $62,511      $50,402

Basic earnings per share
  As reported                     $  1.02      $  2.01      $  1.54
  Pro forma                       $  0.87      $  1.96      $  1.52

Diluted earnings per share
  As reported                     $  1.01      $  2.00      $  1.53
  Pro forma                       $  0.86      $  1.95      $  1.52

The fair value of each option grant was estimated as of the date of grant using the Black-Scholes pricing model. The resulting compensation cost was amortized over the vesting period.

The option grant fair values and assumptions used to determine such value are as follows:

Options granted during                 1999        1998        1997
Weighted average grant-date
  fair value                          $11.21      $17.02      $13.34
Assumptions:
  Risk-free interest rates             4.74%       6.10%       6.57%
  Expected volatility                 35.86%      37.30%      42.21%
  Expected term (in years)               7.0         7.0         7.0

Note 3.  Income taxes

Earnings before income taxes consisted of the following (in
thousands):
                        1999           1998         1997

United States         $ 44,499       $ 95,909     $ 80,807
Foreign                  5,001          5,916        4,112

Total                 $ 49,500       $101,825     $ 84,919












                                                                       35

Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

The components of the provision for income taxes for each of the periods presented are as follows (in thousands):

                                       Period ended,
                      January 29,       January 30,      January 31,
                         1999              1998             1997
      Current:
        Federal        $ 21,026          $ 31,335         $ 26,291
        State             1,752             4,449            4,993
        Foreign           1,485             3,049            1,689
      Deferred           (5,948)           (1,158)             994
                       $ 18,315          $ 37,675         $ 33,967

The difference between income taxes at the statutory federal income tax rate of 35 percent and income tax reported in the statements of operations is as follows (in thousands):

                                            Period ended,
                          January 29,      January 30,      January 31,
                             1999             1998             1997
                        Amount  Percent  Amount  Percent  Amount  Percent
Tax at statutory
 federal tax rate      $17,325    35%    $35,640   35%   $29,720    35%
Foreign taxes (excess
 over statutory rate)      263     -       1,130    1        551     1
State income taxes,
 net of federal benefit  1,306     3       3,999    4      3,314     4
Tax credits & other       (579)   (1)     (3,094)  (3)       382     -

                       $18,315    37%    $37,675   37%   $33,967    40%

Under the liability method prescribed by the SFAS No. 109, "Accounting for Income Taxes," deferred taxes are provided based upon enacted tax laws and rates applicable to the periods in which taxes become payable.






















                                                                       36
Notes to Consolidated Financial Statements
Lands' End, Inc., & Subsidiaries

Temporary differences which give rise to deferred tax assets and liabilities as of January 29, 1999 and January 30, 1998 are as follows (in thousands):

                                  Jan. 29, 1999   Jan. 30, 1998
    Deferred tax assets:
        Catalog advertising         $ (3,914)       $ (1,810)
        Inventory                      9,198           7,016
        Employee benefits              7,937           3,891
        Reserve for returns            2,661           2,451
        Foreign operating
          loss carryforwards             686           1,271
        Valuation allowance             (686)         (1,271)
        Other                          2,065           1,065

          Total                     $ 17,947        $ 12,613

    Deferred tax liabilities:
        Depreciation                $  8,141        $  8,857
        Other                             (8)           (110)

          Total                     $  8,133        $  8,747

The valuation allowance required under SFAS No. 109 has been established for the deferred income tax benefits related to certain subsidiary loss carryforwards, which management currently estimates may not be realized. These carryforwards do not expire.

Note 4.  Lines of credit

The company has unsecured domestic lines of credit with various U.S. banks totaling $120 million. There was $21.8 million outstanding at January 29, 1999, compared to $7.0 million outstanding at January 30, 1998.

In addition, the company has unsecured lines of credit with various foreign banks totaling the equivalent of approximately $52 million for its wholly owned subsidiaries. There was $17.1 million outstanding at January 29, 1999, compared with $25.4 million as of January 30, 1998.

The following table summarizes certain information regarding these short-term borrowings (dollars in millions):

                                     1999        1998        1997
Maximum amount of borrowings        $  257      $  118      $   27
Average amount of borrowings        $  134      $   38      $   15
Weighted average interest rate
  during year                        5.77%       5.25%       3.50%
Weighted average interest rate
  at year-end                        5.42%       5.27%       3.60%






                                                                       37
Notes to Consolidated Financial Statements
Lands' End, Inc., & Subsidiaries

Note 5.  Long-term debt

There was no long-term debt as of January 29, 1999 and January 30, 1998.

The company has an agreement that expires May 31, 1999 with a bank for a $20 million credit facility available to fund capital expenditures and treasury stock purchases.

Note 6.  Leases

The company leases store and office space and equipment under various leasing arrangements. The leases are accounted for as operating leases. Total rental expense under these leases was $15.6 million, $13.5 million and $12.8 million for the years ended January 29, 1999, January 30, 1998 and January 31, 1997, respectively.

Total future fiscal year commitments under these leases as of January 29, 1999 are as follows (in thousands):

                      2000        $ 10,241
                      2001           5,904
                      2002           3,289
                      2003           2,457
                      2004           1,846
                      Thereafter       239
                                  $ 23,976

Note 7.  Retirement plan

The company has a retirement plan which covers most regular employees and provides for annual contributions at the discretion of the board of directors. Also included in the plan is a 401(k) feature that allows employees to make contributions, and the company matches a portion of those contributions. Total expense provided under this plan was $4.8 million, $6.6 million and $5.0 million for the years ended January 29, 1999, January 30, 1998 and January 31, 1997, respectively.

Note 8.  Postretirement benefits

In January 1998, the company implemented a plan to provide health insurance benefits for eligible retired employees. These insurance benefits will be funded through insurance contracts, a group benefit trust or general assets of the company. The assets were contributed to the plan in January 1999. The cost of these insurance benefits is recognized as the eligible employees render service.









                                                                       38
Notes to Consolidated Financial Statements
Lands' End, Inc., & Subsidiaries

The following table presents the change in the benefit obligation and plan assets in fiscal years 1999 and 1998:

    (In thousands)                             1999        1998
    Change in benefit obligation:
    Benefit obligation at beginning of year  $  4,419     $     -
    Service cost                                  630          53
    Interest cost                                 308          25
    Plan participants' contributions               13           -
    Actuarial (gain)/loss                         376          (3)
    Benefits paid                                 (15)          -
    Implementation of plan                          -       4,344
    Benefit obligation at end of year        $  5,731    $  4,419

    Change in plan assets:
    Employer contributions                   $  1,980    $      -
    Plan participants' contributions               13           -
    Benefits paid                                 (15)          -
    Fair value of plan assets at end of year $  1,978    $      -

    Net amount recognized:
    Funded status                            $ (3,753)   $ (4,419)
    Unrecognized net actuarial (gain)/loss        373          (3)
    Unrecognized prior service cost             4,052       4,322
    Prepaid/(accrued) benefit cost           $    672    $   (100)

    Weighted-average assumptions
    at end of year:
    Discount rate                               6.75%       7.00%
    Expected return on plan assets              7.50%        n/a

The components of net periodic benefit cost for the years ended
January 29, 1999 and January 30, 1998 were as follows:

    (In thousands)                             1999        1998
    Service cost                             $    630    $     53
    Interest cost                                 308          25
    Expected return on plan assets                  -           -
    Amortization of prior service cost            270          22
    Postretirement benefit cost              $  1,208    $    100

For measurement purposes, a 7 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal year 2000. The rate was assumed to decrease gradually to 5 percent for 2004 and remain at that level thereafter.











                                                                       39
Notes to Consolidated Financial Statements
Lands' End, Inc., & Subsidiaries

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A 1 percentage point change in assumed health care cost trend rates would have the following effects:
                                 Service and       Postretirement
(In thousands)                  Interest Costs   Benefit Obligation
1 percent increase                 $    50            $   281
1 percent decrease                     (42)              (238)

Note 9.  Non-recurring charge

During the fourth quarter of fiscal 1999, the Board of Directors approved and management announced a Plan (the "Plan") designed to reduce administrative and operational costs stemming from duplicative responsibilities and certain non-profitable operations. The Plan included a reduction of 94 total positions (60 salaried staff), the closing of three outlet stores, the liquidation of the Willis & Geiger operations and the termination of a licensing agreement with MontBell Co. Ltd. The Plan resulted in a $12.6 million non-recurring charge, which was comprised of the following:

     Severance costs                   $6.7 million
     Asset impairments                  3.3 million
     Facility exit costs and other      2.6 million
     Total                            $12.6 million

The severance costs include salaries, medical benefits and certain outplacement costs for terminated employees. The company will close three outlet stores, resulting in $1.0 millon of lease termination costs and $0.8 million of leasehold improvement write-offs. The liquidation of the Willis & Geiger operations resulted in a $2.5 million charge, which includes $2.2 million of inventory written down to net realizable value and $0.3 million of fixed asset write downs. Lastly, the company has terminated its licensing agreement with MontBell Co. Ltd. The agreement was in the second year of a five-year contract, and $1.6 million represents the termination cost of the contract.

The fixed assets at the locations to be closed have been written down to their estimated fair value. No significant cash proceeds are expected to be received from the ultimate disposal of these assets.

At January 29, 1999, there was a balance of $12.5 million remaining on the Consolidated Balance Sheets. The company expects to incur the majority of the charges in fiscal 2000, with the balance, predominantly severance, being paid in fiscal 2001.










                                                                       40

Notes to Consolidated Financial Statements
Lands' End, Inc., & Subsidiaries

Note 10.  Divestitures

Willis & Geiger
During the fourth quarter of fiscal 1999, the company announced and began to liquidate its Willis & Geiger division, as described in
Note 9.

The Territory Ahead
During the first quarter of fiscal 1998, the company sold its majority interest in The Territory Ahead to The International Cornerstone Group, Inc. of Boston, Massachusetts, resulting in an after-tax gain of $4.9 million. The after-tax gain was recorded in the first quarter of fiscal 1998.

MontBell
In connection with the sale of MontBell America, Inc. (MontBell), the company recorded an after-tax charge of $0.8 million in fiscal 1997. In fiscal 1998, the company signed a licensing agreement with MontBell, which was terminated in fiscal 1999. (See Note 9.)

Sales and results of operations of MontBell America, Inc., The
Territory Ahead and Willis & Geiger were not material to the consolidated financial statements.

Note 11.  Sales and use tax

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

In October 1998, The Internet Tax Freedom Act was signed into law.
Among the provisions of this Act is a three-year moratorium on multiple and discriminatory taxes on electronic commerce. An Advisory Commission on Electronic Commerce has been appointed to study and report back to Congress on whether and, if so, how electronic commerce should be taxed. We are monitoring the activities of the Commission, as well as any proposed changes in the sales and use tax laws and policies in general.
                                                                       41

Notes to Consolidated Financial Statements
Lands' End, Inc., & Subsidiaries

Note 12.  Segment disclosure

During the fiscal year ended January 29, 1999, Lands' End adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). The adoption of SFAS 131 did not affect results of operations or financial position, but did affect the disclosure of segment information.

The company organizes and manages its businesses based on type of catalog, which focuses on specific customer needs and markets served. Each business segment is separately evaluated by executive management with financial information reviewed to assess performance. Certain catalogs are combined for purposes of assessing financial performance. The company evaluates the performance of its business segments based on operating profit. The accounting policies of the company's segments are the same as those described in Note 1. The company is not dependent upon any single customer or group of customers, the loss of which would have a material effect on the company. Based on the way the company organizes and manages its businesses, it has three reportable segments: core, specialty and international.

CORE
The core segment is composed of adult apparel offered through our regular monthly catalogs, tailored catalogs and prospector catalogs. Sales for these catalogs that are received via the Internet, liquidation or export channels are included in this core segment. The regular monthly catalogs contain a full assortment of classically inspired, traditionally styled casualwear for adults. Some of these products include dress shirts, jeans, mesh knit shirts, women's knits, sweaters, outerwear, and turtlenecks. The prospecting catalog is a condensed version of our monthly catalog featuring some of the company's best selling products. The prospector catalogs are sent to active buyers, to those on the house file who have been inactive or have yet to make a purchase and to prospective customers. The tailored catalogs are Beyond Buttondowns, offering a broad assortment of fine tailored clothing for men, and First Person Singular, featuring women's finely tailored clothing suitable for the workplace.

SPECIALTY
The specialty segment is composed of Kids, Corporate Sales, Coming Home and the Willis & Geiger catalogs. Sales for these catalogs that are received via the Internet, liquidation or export channels are included in this specialty segment. The specialty catalogs have been developed over the years in response to customer requests for additional merchandise and are used to target specific needs that are important to Lands' End customers. The specialty businesses include the Kids catalog, which offers a collection of clothing for children of all ages. In addition, there is a Kids uniform catalog that targets the growing uniform trend in many public and private schools. The Corporate Sales catalog is a business-to-business catalog that utilizes the company's embroidery capabilities to design and monogram unique emblems and logos on Lands' End product for corporations, clubs, teams, and other groups. The Coming Home catalog offers home
products, primarily bedding and bath items.   The Willis & Geiger

                                                                       42
Notes of Consolidated Financial Statements
Lands' End, Inc., & Subsidiaries

catalog offers related products targeted to the outdoor enthusiast. During the fourth quarter of fiscal 1999, we announced and began to liquidate the Willis & Geiger business.

INTERNATIONAL
The international segment consists of foreign-based operations located in Japan, the United Kingdom and Germany, which include catalogs and liquidation channels. Catalogs are denominated in local currencies and written in native languages. There are phone and distribution centers located in both Japan and the United Kingdom. Germany has its own phone and customer service center, but orders are packed and shipped from the distribution center in the United Kingdom.

Segment sales represent sales to external parties. Segment operating profit is revenue less direct and allocable operating expenses, which includes interest expense. Segment identifiable assets are those that are directly used in or identified with segment operations. "Other" includes corporate expenses, inter-company eliminations, interest revenue, and other income and deduction items that are not allocated to segments. Segment capital expenditures are not allocated by management for measurement purposes. Thus, these costs are not available by segment.

Pertinent financial data by operating segment for the three years ended January 29, 1999, are as follows (in thousands):

                             Fiscal year ended January 29, 1999

                    Core   Specialty  International  Other     Consolidated

Net sales         $862,302  $365,181     $145,908   $(2,016)    $1,371,375
Operating profit
  (loss)1         $ 28,051  $ 23,336     $  4,822   $(6,709)    $   49,500
Identifiable
  assets          $273,929  $116,007     $ 65,983   $     -     $  455,919
Depreciation and
  amortization    $ 11,310  $  5,323     $  2,098   $     -     $   18,731

Interest expense  $  3,910  $  2,296     $  1,528   $     -     $    7,734


                             Fiscal year ended January 30, 1998

                    Core   Specialty  International  Other     Consolidated

Net sales         $825,998  $307,409     $131,789   $(1,567)    $1,263,629
Operating profit
  (loss)          $ 60,045  $ 30,480     $  6,989   $ 4,311     $  101,825
Identifiable
  assets          $275,764  $102,630     $ 55,078   $     -     $  433,472
Depreciation and
  amortization    $  9,805  $  3,813     $  1,509   $     -     $   15,127

Interest expense  $    714  $    351     $    930   $     -     $    1,995




                                                                       43
Notes to Consolidated Financial Statements
Lands' End, Inc., & Subsidiaries

                             Fiscal year ended January 31, 1997

                    Core   Specialty  International  Other     Consolidated

Net sales         $753,932  $269,995     $ 95,708   $(  892)    $1,118,743
Operating profit
  (loss)          $ 55,739  $ 26,462     $  4,310   $(1,592)    $   84,919
Identifiable
  assets          $254,708  $ 91,215     $ 32,122   $     -     $  378,045
Depreciation and
  amortization    $  9,456  $  2,986     $  1,116   $     -     $   13,558

Interest expense  $    220  $    108     $    182   $     -     $      510

(1) Includes non-recurring charges of $7.6 million and $5.0 million allocated to the core and specialty segments, respectively.

Pertinent financial data by geographical location for the three years ended January 29, 1999 are as follows (in thousands):

                          Net Sales                 Identifiable Assets

                01/29/99   01/30/98   01/31/97  01/29/99  01/30/98  01/31/97

United States  $1,225,467 $1,131,840 $1,023,035 $389,936  $378,394  $345,923
Other countries   145,908    131,789     95,708   65,983    55,078    32,122

Total          $1,371,375 $1,263,629 $1,118,743 $455,919  $433,472  $378,045






























                                                                       44

Note 13.  Consolidated quarterly analysis (unaudited)

(In thousands, except per share data)
                                           Fiscal 1999

                            1st Qtr.   2nd Qtr.   3rd Qtr.   4th Qtr.

Net Sales                   $268,587   $239,194   $322,422   $541,172
Gross profit                 124,740    115,478    145,262    231,234
Pretax income                  8,266        (97)       551     40,780
Net income                  $  5,208   $    (61)  $    347   $ 25,691
Basic earnings per share    $   0.17   $   0.00   $   0.01   $   0.85
Diluted earnings per share  $   0.17   $   0.00   $   0.01   $   0.84
Common shares outstanding     30,961     30,236     30,239     30,142

(In dollars)
Market price of shares
 outstanding:
  - Market high               44 1/8     37 5/8    30 3/8    32 7/16
  - Market low                35         26 1/8    15 3/8    16 3/4


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















                                                                       45



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

Management of the company has established and maintains a system of internal control that provides for appropriate division of responsibility, reasonable assurance as to the integrity and reliability of the consolidated financial statements, the protection of assets from unauthorized use or disposition, the prevention and detection of fraudulent financial reporting, and the maintenance of an active program of internal audits. Management believes that, as of January 29, 1999, the company's system of internal control is adequate to accomplish the objectives discussed herein.

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



/s/  DAVID F. DYER                  /s/  STEPHEN A. ORUM
     David F. Dyer                       Stephen A. Orum
     Chief Executive Officer             Executive Vice President and
                                         Chief Financial Officer















                                                                       46




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Lands' End, Inc.:

We have audited the accompanying consolidated balance sheets of Lands' End, Inc. (a Delaware corporation) and its subsidiaries as of January 29, 1999, and January 30, 1998, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the three years in the period ended January 29, 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lands' End, Inc. and subsidiaries as of January 29, 1999, and January 30, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 1999, in conformity with generally accepted accounting principles.





ARTHUR ANDERSEN LLP
Milwaukee, Wisconsin
March 5, 1999





















                                                                       47
Part II continued

Item 9. Changes in and Disagreements on Accounting and Consolidated Financial Disclosure

   The company has had no change in, or disagreements with, its independent certified public accountants on accounting and financial disclosure.

                                 Part III

Item 10.  Directors and Executive Officers of the Registrant

    The information required by this item with respect to directors of the company is incorporated herein by reference to pages 1 through 4 of the Lands' End, Inc. Notice of 1999 Annual Meeting and Proxy Statement dated April 19, 1999 (the "Proxy Statement").

    The information required by this item with respect to executive officers of the company is included on page 9 in Part I of this Form 10-K report.

Item 11.  Executive Compensation

    The information required by this item is incorporated herein by reference to pages 4 through 11 of the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    The information required by this item is incorporated herein by reference to page 13 through 17 of the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

    The information required by this item is incorporated herein by reference to page 10 of the Proxy Statement.
























                                                                       48
                                 PART IV.

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


          (b)   Reports on Form 8-K

                There were no reports filed on Form 8-K during the three-month period ended January 29, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 28, 1999.

                                           LANDS' END, INC.


                                   By /s/  STEPHEN A. ORUM
                                           ---------------------------
                                           Stephen A. Orum
                                           Executive Vice President and
                                           Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities shown, as of April 28, 1999.


/s/  GARY C. COMER          Chairman of the Board and Director
---------------------------
     Gary C. Comer


/s/  RICHARD C. ANDERSON    Vice Chairman of the Board and Director
---------------------------
     Richard C. Anderson


/s/  DAVID F. DYER          Chief Executive Officer and Director
---------------------------
     David F. Dyer


/s/  JOHN N. LATTER         Director
---------------------------
     John N. Latter


/s/  DAVID B. HELLER        Director
---------------------------
     David B. Heller


/s/  HOWARD G. KRANE        Director
---------------------------
     Howard G. Krane


/s/  DANIEL OKRENT          Director
---------------------------
     Daniel Okrent

   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTARY SCHEDULE


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the Lands' End, Inc. annual report to shareholders included in this Form 10-K and have issued our report thereon dated March 5, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule on page 52 of this Form 10-K is the responsibility of the company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.





/s/  ARTHUR ANDERSEN LLP
     Milwaukee, Wisconsin
     March 5, 1999

                      LANDS' END, INC. & SUBSIDIARIES
                                SCHEDULE II
                     VALUATION AND QUALIFYING ACCOUNTS
                          (Dollars in thousands)

                               Balance,   Amounts     Write-Offs   Balance,
                               Beginning  Charged to   Against     End of
                               of Period  Net Income   Reserve     Period
                               ---------  ----------   -------     ------
Reserve for Returns:

Year Ended January 29, 1999     $ 6,128    $205,557    $204,492    $  7,193
                                =======    ========   =========    ========

Year Ended January 30, 1998     $ 5,184    $179,096    $178,152    $  6,128
                                 =======    ========    ========    ========

Year Ended January 31, 1997     $ 4,555    $150,820    $150,191    $  5,184
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
                                                                     1993

      (4)    Equity Instrument and Agreements relating
                  to Debt Obligations:

             Form of Stock Certificate to evidence the         1     10-Q
                  Common stock.                                    Aug 1990

             First Amendment to the Lands' End                 2     S-8
                  Retirement Plan                                  Oct 1995

      (10)   Material Contracts:

             Form of letter from bank approving the            7     10-K
                  company's unsecured line of credit                 1992
                  and corresponding note.

             Term Loan Note and Loan Agreement between        11     10-Q
                  the company and the American National            Aug 1990
                  Bank and Trust Company of Chicago.

             Ninth Amendment to Loan Agreement between the     1     10-Q
                  company and the American National Bank           May 1998
                  and Trust Company of Chicago, dated
                  May 31, 1998

  Table                     Description                     Exhibit  Doc
  Number                     of Item                        Number   Desc
  ------                    -----------                     -------  -----

   (10)     Buying Agreement between the company and           7     10-Q
                 the European Buying Agency, Ltd.                  Nov 1990

            Salaried Incentive Bonus Plan                      9     S-1

            Annual Incentive Plan and Long-Term                     Proxy
                 Incentive Plan                                      1996

            Stock Option Plan of the company                   1     10-K
                                                                     1995

            Non-Employee Director Stock Option Plan                 Proxy
                                                                     1997

            Amended and Restated Retirement Plan,              3     10-K
                 dated February 1, 1992                              1994

            Form of Director Deferred Compensation             1     10-Q
                 Agreement                                         July 1995

            Resignation Agreement between Michael J. Smith     1      10-Q
                 and the company                                   Oct. 1998

            Resignation Agreement between William E. Ferry     2      10-Q
                 and the company                                   Oct. 1998

            Employment and Option Agreements between           3      10-Q
                 David F. Dyer and the company                     Oct. 1998

                                                              Exhibit 23.1


                CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K into the Company's previously filed Registration Statement on Form S-8 (File No. 033-63461).






/s/  ARTHUR ANDERSEN LLP
     Milwaukee, Wisconsin
     April 28, 1999