Form 10-Q
period 1999-04-30
LANDS END INC
filed 1999-06-11
CIK 799288

===========================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                              _______________

                                 FORM 10-Q

(Mark one)
    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the Quarter Ended April 30, 1999
                            OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.

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

          Yes   X                             No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 11, 1999:

Common stock, $.01 par value 30,058,520 shares outstanding







                      LANDS' END, INC. & SUBSIDIARIES
                            INDEX TO FORM 10-Q


                                                                    Page
PART I.  FINANCIAL INFORMATION                                     Number

   Item 1.  Financial Statements

            Consolidated Statements of Operations for the
               Three Months Ended April 30, 1999, and
               May 1, 1998.......................................     3

            Consolidated Balance Sheets at April 30, 1999,
               January 29, 1999, and May 1, 1998.................     4

            Consolidated Statements of Cash Flows for the
               Three Months Ended April 30, 1999, and
               May 1, 1998.......................................     5

            Notes to Consolidated Financial Statements...........   6-8

   Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations........................................  9-13

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings....................................    14

   Item 4.  Submission of Matters to a Vote of
               Security Holders..................................    14

   Item 6.  Exhibits and Reports on Form 8-K.....................    14

   Signature.....................................................    15


















                                                                       2

                      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                      LANDS' END, INC. & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)

                                          Three months ended
                                         April 30,     May 1,
                                           1999         1998
                                              (Unaudited)


Net sales                                $289,609    $268,587

  Cost of sales                           164,175     143,847

Gross profit                              125,434     124,740

  Selling, general and
    administrative expenses               116,286     116,283
  Reversal of non-recurring charge         (1,323)          -

Income from operations                     10,471       8,457

  Other income (expense):
    Interest expense                         (609)     (1,006)
    Interest income                             2           1
    Other                                     468         814

    Total other income
      (expense), net                         (139)       (191)

Income before income taxes                 10,332       8,266
  Income tax provision                      3,823       3,058

Net income                               $  6,509    $  5,208

Basic earnings per share                 $   0.22    $   0.17

Diluted earnings per share               $   0.21    $   0.17

Basic weighted average shares
  outstanding                              30,007      30,950
Diluted weighted average shares
  outstanding                              30,488      31,346

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.







                                                                       3
                      LANDS' END, INC. & SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                        April 30,   Jan. 29,      May 1,
                                          1999        1999         1998
                                       (unaudited)  (audited)  (unaudited)
Assets
Current assets:
  Cash and cash equivalents             $  6,179    $  6,641     $  5,485
  Receivables, net                        19,286      21,083       18,583
  Inventory                              192,311     219,686      265,958
  Prepaid advertising                     20,961      21,357       21,599
  Other prepaid expenses                   6,461       7,589        5,349
  Deferred income tax benefits            17,947      17,947       12,613
Total current assets                     263,145     294,303      329,587

Property, plant and equipment, at cost:
  Land and buildings                     102,236     102,018       81,590
  Fixtures and equipment                 154,263     154,663      121,243
  Leasehold improvements                   4,774       5,475        5,541
  Construction in progress                     -           -       20,099
Total property, plant and equipment      261,273     262,156      228,473
  Less-accumulated depreciation
    and amortization                     106,002     101,570       88,639
Property, plant and equipment, net       155,271     160,586      139,834
Intangibles, net                             925       1,030          938
Total assets                            $419,341    $455,919     $470,359

Liabilities and shareholders' investment
Current liabilities:
  Lines of credit                       $ 47,878    $ 38,942     $110,229
  Accounts payable                        62,153      87,922       66,890
  Reserve for returns                      5,678       7,193        4,872
  Accrued liabilities                     43,079      54,392       26,152
  Accrued profit sharing                     319       2,256          263
  Income taxes payable                     1,662      14,578        4,794
Total current liabilities                160,769     205,283      213,200

Deferred income taxes                      8,133       8,133        8,747

Shareholders' investment:
  Common stock, 40,221 shares issued         402         402          402
  Donated capital                          8,400       8,400        8,400
  Additional paid-in capital              28,436      26,994       26,661
  Deferred compensation                     (350)       (394)        (979)
  Accumulated other comprehensive income   1,257       2,003          747
  Retained earnings                      412,905     406,396      380,419
  Treasury stock, 10,164, 10,317 and
    9,259 shares at cost, respectively  (200,611)   (201,298)    (167,238)
Total shareholders' investment           250,439     242,503      248,412
Total liabilities and shareholders'
  investment                            $419,341    $455,919     $470,359

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.




                                                                       4
                      LANDS' END, INC. & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                                     Three Months Ended
                                                     April 30,    May 1,
                                                       1999        1998
                                                         (unaudited)

Cash flows from (used for) operating activities:
  Net income                                         $  6,509   $  5,208
    Adjustments to reconcile net income to net
    cash flows from operating activities-
       Reversal of non-recurring charge                (1,323)         -
       Depreciation and amortization                    5,342      4,457
       Deferred compensation expense                       44         68
       Loss on disposal of fixed assets                   534          -
       Changes in current assets and liabilities
       excluding the effects of acquisitions
       and divestitures:
         Receivables, net                               1,797     (3,140)
         Inventory                                     27,375    (24,804)
         Prepaid advertising                              396     (3,086)
         Other prepaid expenses                         1,128       (264)
         Accounts payable                             (25,769)   (16,853)
         Reserve for returns                           (1,515)    (1,256)
         Accrued liabilities                           (9,332)    (8,965)
         Accrued profit sharing                        (1,937)    (4,023)
         Income taxes payable                         (12,916)   (15,683)
       Other                                             (746)        76
Net cash flows used for operating activities          (10,413)   (68,265)

Cash flows used for investing activities:
  Cash paid for capital additions                      (1,114)   (10,728)
Net cash flows used for investing activities           (1,114)   (10,728)

Cash flows from (used for) financing activities:
  Proceeds from short-term debt                         8,936     77,792
  Exercise of stock options                             1,442        348
  Purchases of treasury stock                          (3,899)         -
  Issuance of treasury stock                            4,586          -
Net cash flows from financing activities               11,065     78,140

Net decrease in cash and cash equivalents                (462)      (853)
Beginning cash and cash equivalents                     6,641      6,338

Ending cash and cash equivalents                     $  6,179   $  5,485

Supplemental cash flow disclosures:
  Interest paid                                      $    584   $  1,006
  Income taxes paid                                    14,987     18,135

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.






                      LANDS' END, INC. & SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Interim financial statements

The condensed consolidated financial statements included herein have been prepared by Lands' End, Inc. (the company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and in the opinion of management contain all adjustments (consisting primarily of normal recurring adjustments) necessary to present fairly the financial position. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods disclosed within this report are not necessarily indicative of future financial results. These consolidated financial statements are condensed and should be read in conjunction with the financial statements and the notes thereto included in the company's latest Annual Report on Form 10-K, which includes financial statements for the year ended January 29, 1999.

2.  Reclassification

Certain financial statement amounts have been reclassified to be consistent with the current presentation.

3.  Accounting standards

During the first quarter of fiscal 2000, the company adopted the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on when costs of computer software developed or obtained for internal use should or should not be capitalized. The adoption of SOP 98-1 did not have a material impact on the company's financial statements.

4.  Earnings per share

The following table discloses the computation of the diluted earnings per share and the basic earnings per share.

                                                Three Months Ended

  (In thousands, except per share data)   April 30, 1999     May 1, 1998

  Net income                                 $   6,509        $   5,208
  Average shares of common stock
    outstanding                                 30,007           30,950
  Incremental shares from assumed
    exercise of stock options                      481              396
  Diluted weighted average shares of
    common stock outstanding                    30,488           31,346
  Basic earnings per share                    $   0.22        $    0.17
  Diluted earnings per share                  $   0.21        $    0.17




                                                                       6
                      LANDS' END, INC. & SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Comprehensive income

In accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," the following table presents the company's comprehensive income (in thousands):

                                          Three months ended
                                    April 30, 1999     May 1, 1998

Net income                            $   6,509         $   5,208
Change in cumulative
  translation adjustments, net             (746)             (128)
    Total comprehensive income        $   5,763         $   5,080

6.  Non-recurring charge and related reversal

During fiscal year 1999, in connection with changes in executive management, the company announced a Plan designed to reduce administrative and operational costs stemming from duplicative responsibilities and certain non-profitable operations. This Plan included the reduction of staff positions, the closing of three outlet stores, the liquidation of the Willis & Geiger operations and the termination of a licensing agreement with MontBell Co. Ltd. A non-recurring charge of $12.6 million was recorded in fiscal 1999 related to these matters.

Below is a summary of related costs for the quarter ended April 30, 1999.

                         Balance        Costs       Charges       Balance
(In thousands)           1/29/99       Incurred     Reversed      4/30/99

Severance costs         $ 6,700       $(2,249)     $     0       $ 4,451
Asset impairments         3,199        (1,306)        (840)        1,053
Facility exit costs
  and other               2,590        (1,530)        (483)          577

Total                   $12,489       $(5,085)     $(1,323)      $ 6,081

During the quarter ended April 30, 1999, the company executed the Plan and incurred costs totaling $5.1 million. In addition, there was a reversal of $1.3 million of the reserves recorded in fiscal 1999. Those included $0.8 million for better than expected lease termination settlements related to two store closings, and $0.5 million for better than anticipated sell-through of Willis & Geiger inventory liquidations. Based on these two factors, there was an addition to net income of $0.8 million, or $0.03 per share in the quarter.

7.  Segment disclosure

The company organizes and manages its three business segments (core, specialty and international) based on type of catalog, which focuses on specific customer needs and markets served. Certain catalogs are combined for purposes of assessing financial performance. The company evaluates the performance of its business segments based on operating profit.




                      LANDS' END, INC. & SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The core segment consist of adult apparel in the regular monthly and prospecting catalogs, Beyond Buttondowns catalog, and First Person Singular catalog. The specialty segment includes Kids, Corporate Sales, Coming Home and Willis & Geiger catalogs. The international segment is composed of foreign-based operations in Japan, the United Kingdom, and Germany.

Segment sales represent sales to external parties. Sales from the Internet, export sales shipped from the United States, and liquidation sales are included in the respective business segments. Segment operating profit is revenue less direct and allocable operating expenses, which includes interest expense and interest income. Segment identifiable assets are those that are directly used in or identified with segment operations. "Other" includes corporate expenses, intercompany eliminations, and other income and deduction items that are not allocated to segments.

Pertinent financial data by operating segment for the quarters ended April 30, 1999, and May 1, 1998 are as follows (in thousands):

                                  Quarter ended April 30, 1999
                                              Inter-            Consoli-
                          Core    Specialty  national  Other     dated

Net sales               $172,324  $ 84,787   $ 29,269  $3,229   $289,609
Operating profit
   (loss) (1)              3,274     7,084     (3,103)  3,077     10,332
Identifiable assets      237,913   117,181     64,247       -    419,341
Depreciation and
   amortization            3,180     1,567        595       -      5,342
Capital expenditures         634       313        167       -      1,114
Interest expense             276       136        197       -        609
Interest income         $      1  $      1   $      -  $    -   $      2

                                    Quarter ended May 1, 1998
                                              Inter-            Consoli-
                          Core    Specialty  national  Other     dated

Net sales               $167,561  $ 67,249   $30,943   $2,834   $268,587
Operating profit (loss)    5,173     2,863      (817)   1,047      8,266
Identifiable assets      289,387   118,201    62,771        -    470,359
Depreciation and
   amortization            2,860     1,168       429        -      4,457
Capital expenditures       5,081     2,076     3,571        -     10,728
Interest expense             433       177       396        -      1,006
Interest income         $      1  $      -   $     -   $    -   $      1


(1) Includes a reversal of non-recurring charges of $0.9 million and $0.4 million allocated to the specialty and core segments, respectively.










Item 2.
                        Management's Discussion
                              and Analysis

Results of Operations

             Three Months Ended April 30, 1999, compared with
                      Three Months Ended May 1, 1998

The company's net sales in the first quarter of fiscal 2000 increased 7.8 percent to $290 million from $269 million in the same quarter last year. Sales growth came primarily from increased liquidations, about half of which was from the liquidation of the Willis & Geiger business. In addition, the company's specialty business segment, represented by the Kids, Corporate Sales and Coming Home catalogs showed strong growth. Sales from the core business segment were slightly up as a result of higher sales from the Internet, the First Person Singular (women's tailored clothing) catalog and prospecting catalogs. This was mostly offset by continued weakness in the regular monthly catalog. International business segment sales were slightly down from the prior year. The majority of the Willis & Geiger inventory was liquidated in the first quarter. For the first five weeks of the second quarter of fiscal 2000, the sales trend excluding Willis & Geiger was about the same as seen in the first quarter.

Gross profit in the quarter just ended was $125.4 million, or 43.3 percent of net sales, compared with $124.7 million, or 46.4 percent of net sales, in the first quarter of the prior year. The decrease in gross profit margin was due to higher sales of liquidated merchandise, especially in the Willis & Geiger business, and lower initial margins primarily associated with more aggressive price rollbacks. Liquidation of excess inventory was about 12 percent of net sales in the quarter just ended, compared with about 9 percent last year.

For the first quarter this year, selling, general and administrative expenses were $116.3 million, the same as in the similar quarter last year. As a percentage of net sales, SG&A was 40.2 percent, compared with 43.3 percent in the same period last year. The decrease in the SG&A ratio was primarily due to greater catalog productivity, or sales per page, and to lower paper prices. Other factors affecting the SG&A ratio were improved net shipping costs and savings from last year's re-organization, partially offset by increased bonus and profit sharing expenses, due to a higher profit level in the quarter just ended.

First quarter ending inventory was $192 million, down 28 percent from $266 million in the prior year. Although our fulfillment rate for the quarter was down from last year, we were able to ship 90 percent of items at the time of order placement. The company had about $48 million of short-term debt as of April 30, 1999, compared with $110 million at the same time last year.

Net income for the quarter just ended was $6.5 million, and diluted earnings per share were $0.21, compared with $5.2 million, or $0.17 per share, in the prior year. This year's first quarter includes an addition to net income (after-tax) of $0.8 million, or $0.03 per share, from the reversal of a portion of the non-recurring charge taken in the fourth quarter of last year. This reversal was mainly due to better-than-anticipated sell-through on Willis & Geiger liquidations and favorable lease terminations related to two store closings.

                                                                       9
Seasonality of business

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

At April 30, 1999, the company had unsecured domestic credit facilities totaling $190 million, of which about $30 million had been used. The company also maintains foreign credit lines for use in foreign operations totaling the equivalent of approximately $51 million as of April 30, 1999, of which $18 million was used.

Since fiscal 1990, the company's board of directors has authorized the company from time to time to purchase a total of 12.7 million shares of treasury stock. As of June 11, 1999, 11.6 million shares have been purchased, and there is a balance of 1.1 million shares available to the company. The company purchased 0.1 million shares of treasury stock during the quarter ended April 30, 1999.

Capital expenditures for fiscal 2000 are currently planned to be about $21 million, of which about $1 million had been expended through April 30, 1999. Major projects to date as of April 30, 1999, pertained mainly to new computer hardware and software. The company believes that its cash flow from operations and borrowings under its current credit facilities will provide adequate resources to meet its treasury stock purchases, capital requirements and operational needs for the foreseeable future.

Other matters

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

Our evaluation of product vendors is focused on 44 suppliers that collectively account for more than 85 percent of our unit volume of product purchases. Out of that group, we currently believe that approximately 95 percent are making substantial progress and should continue to be monitored, while approximately 5 percent may experience problems that will need to be addressed further in contingency planning. In addition, we have successfully verified and tested electronic data interchange with all product vendors.

We have also identified approximately 120 suppliers of services and infrastructure items that are most important to our business operations. Each of these service providers has been assigned a business leader who is responsible for ensuring the Year 2000 assessment information is current as well as establishing contingency plans as needed. We currently believe that approximately 87 percent are making substantial progress, while 13 percent may experience Year 2000-related problems and merit increased monitoring and contingency planning. With respect to our most critical telecommunications, catalog production and delivery providers, we have had extensive contacts with them and received substantial information concerning their Year 2000 readiness, and have identified no significant problems that are likely to be encountered.

We currently have less comfort regarding foreign suppliers and infrastructure issues, especially in Asia, than we do in the domestic environment. Foreign service suppliers are very important to our business because approximately 55 percent of our products are manufactured abroad. In many cases we are currently unable to assess the extent of Year 2000 problems that may be encountered. We continue to monitor these suppliers based on our business exposure in each country.

Contingency Planning: Initial contingency plans were completed in March 1999. These plans address business critical processes and functions and third-party issues that may place our operations at risk. We expect to review and modify these contingency plans throughout 1999.

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

Cost: The total cost of our Year 2000 efforts is expected to be about $21 million, which is being expensed as incurred except for about $1 million of hardware replacement costs that have been or will be capitalized. About $3.4 million of the total amount was incurred through the end of fiscal 1998 and approximately an additional $8.9 million in fiscal 1999. We currently expect a total amount of about $7.8 million of additional expenditures will be incurred in fiscal 2000, and about $1 million in fiscal 2001. Of the total cost of $7.8 million for fiscal 2000, roughly $2.5 million was incurred during the first quarter. The timing and amount of these future expenditures are forward-looking and subject to uncertainties relating to our ongoing assessment of the Year 2000 issue and
                                                                       12

appropriate remediation efforts, contingency plans and responses to any problems that may arise. Our Year 2000 expenses have been paid out of our annual budgets for information services. Accordingly, other technology development projects have been delayed to the extent that resources have been devoted to the Year 2000 project.

Market risk

The company uses derivative financial instruments to manage its foreign currency exposures. The company does not hold or issue financial instruments for trading purposes. For information pertaining to foreign currency risk, reference is made to Item 7 of the Management's Discussion and Analysis of Consolidated Financial Statements in the company's fiscal year 1999 Annual Report on Form 10-K. There has been no material change in market risk exposures that affect the quantitative and qualitative disclosures presented as of January 29, 1999.


























                        PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
         There are no material legal proceedings presently pending, except for routine litigation incidental to the business, to which Lands' End, Inc., is a party or of which any of its property is the subject.

Items 2 and 3 are not applicable and have been omitted.

Item 4.  Submission of Matters to a Vote of Security Holders
         At the Annual Meeting of Shareholders held on May 19, 1999, pursuant to the Notice of Annual Meeting of Shareholders and Proxy Statement dated April 19, 1999, the voting results were as follows:

         (a) Each of the three nominees (Gary C. Comer, David F. Dyer and David B. Heller) were elected to the Board of Directors as follows:

              Director's name    Shares voted FOR    Shares WITHHELD
              Gary C. Comer         26,461,442            79,119
              David F. Dyer         26,467,874            72,687
              David B. Heller       26,380,547           160,014

         (b) An amendment to the company's stock option plan was approved (22,484,167 shares voted FOR; 1,651,339 shares voted AGAINST; and 121,608 shares ABSTAINED; and the broker non vote is 2,283,447 shares).

         (c) The appointment of Arthur Andersen LLP as independent public accountants for the company for the fiscal year ending January 28, 2000, was approved (26,495,693 shares voted FOR; 31,134 shares voted AGAINST; and 13,734 shares ABSTAINED).

Item 5.  is not applicable and has been omitted

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              There were no exhibits filed as part of this report:

         (b)  Reports on Form 8-K
              The following reports were filed on Form 8-K during the three-month period ended April 30, 1999.

              1. A report on Form 8-K was filed February 19, 1999, disclosing a non-recurring charge, and anticipated future annual savings.

              2. A report on Form 8-K was filed April 8, 1999, pertaining to the company's results for its fourth quarter and fiscal year ended January 29, 1999, including its statements about goals for Internet sales, anticipated cost savings, possible circulation reductions and their anticipated effects on sales or profits.

                                 SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and chief financial officer.









                                             LANDS' END, INC.



Date:  June 11, 1999                  By /s/ STEPHEN A. ORUM
                                             Stephen A. Orum
                                             Executive Vice President,
                                             and Chief Financial Officer




































