Form 10-Q
period 1999-07-30
LANDS END INC
filed 1999-09-07
CIK 799288

===========================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                _______________

                                   FORM 10-Q

(Mark one)
    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the Quarter Ended JULY 30, 1999
                            OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.

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

          Yes   X                             No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 7, 1999:

Common stock, $.01 par value 30,149,420 shares outstanding





                        LANDS' END, INC. & SUBSIDIARIES
                              INDEX TO FORM 10-Q


                                                                    Page
PART I.  FINANCIAL INFORMATION                                     Number

   Item 1.  Financial Statements

            Consolidated Statements of Operations for the
               Three Months Ended July 30, 1999, and
               July 31, 1998.....................................     3

            Consolidated Statements of Operations for the
               Six Months Ended July 30, 1999, and
               July 31, 1998.....................................     4

            Consolidated Balance Sheets at July 30, 1999,
               January 29, 1999, and July 31, 1998...............     5

            Consolidated Statements of Cash Flows for the
               Six Months Ended July 30, 1999, and
               July 31, 1998.....................................     6

            Notes to Consolidated Financial Statements...........  7-10

   Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations........................................ 11-16

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

                        PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                        LANDS' END, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                            Three months ended
                                           July 30,     July 31,
                                             1999         1998
                                                (Unaudited)


Net sales                                  $254,616     $239,194

  Cost of sales                             136,400      123,716

Gross profit                                118,216      115,478

  Selling, general and
    administrative expenses                 109,429      114,794
  Reversal of non-recurring charge             (275)           -

Income from operations                        9,062          684

  Other income (expense):
    Interest expense                           (358)      (1,993)
    Interest income                              36            -
    Other                                    (1,672)       1,212

    Total other expense                      (1,994)        (781)

Income (loss) before income taxes             7,068          (97)
  Income tax provision (benefit)              2,615          (36)

Net income (loss)                          $  4,453     $    (61)

Basic earnings per share                   $   0.15     $   0.00
Diluted earnings per share                 $   0.14     $   0.00

Basic weighted average shares
  outstanding                                30,057       30,504

Diluted weighted average shares
  outstanding                                30,783       30,801

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        LANDS' END, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                 Six months ended
                                               July 30,    July 31,
                                                 1999        1998
                                                    (unaudited)

Net sales                                      $544,225    $507,781

  Cost of sales                                 300,575     267,563

Gross profit                                    243,650     240,218

  Selling, general and
    administrative expenses                     225,715     231,077
  Reversal of non-recurring charge               (1,598)          -

Income from operations                           19,533       9,141

  Other income (expense):
  Interest expense                                 (967)     (2,999)
  Interest income                                    38           1
  Other                                          (1,204)      2,026

Total other expense                              (2,133)       (972)

Income before income taxes                       17,400       8,169
  Income tax provision                            6,438       3,022

Net income                                     $ 10,962    $  5,147

Basic earnings per share                       $   0.37    $   0.17

Diluted earnings per share                     $   0.36    $   0.17

Basic weighted average shares outstanding        30,032      30,724

Diluted weighted average shares outstanding      30,656      31,069

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        LANDS' END, INC. & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                        July 30,    Jan. 29,      July 31,
                                          1999        1999         1998
                                       (unaudited)  (audited)   (unaudited)
Assets
Current assets:
  Cash and cash equivalents             $  6,270    $  6,641     $  5,016
  Receivables, net                        13,060      21,083       12,087
  Inventory                              189,983     219,686      318,439
  Prepaid advertising                     17,964      21,357       22,364
  Other prepaid expenses                   6,311       7,589        5,459
  Deferred income tax benefit             17,947      17,947       12,613
Total current assets                     251,535     294,303      375,978

Property, plant and equipment, at cost:
  Land and buildings                     102,437     102,018       94,256
  Fixtures and equipment                 158,675     154,663      139,780
  Leasehold improvements                   4,774       5,475        5,551
  Construction in progress                     -           -        5,126
Total property, plant and equipment      265,886     262,156      244,713
  Less-accumulated depreciation
    and amortization                     110,961     101,570       92,544
Property, plant and equipment, net       154,925     160,586      152,169
Intangibles, net                             949       1,030          937
Total assets                            $407,409    $455,919     $529,084

Liabilities and shareholders' investment
Current liabilities:
  Lines of credit                       $ 23,950    $ 38,942     $177,256
  Accounts payable                        70,979      87,922       85,524
  Reserve for returns                      4,027       7,193        3,610
  Accrued liabilities                     42,458      54,392       26,688
  Accrued profit sharing                     469       2,256          246
  Income taxes payable                     1,754      14,578        3,159
Total current liabilities                143,637     205,283      296,483

Deferred income taxes                      8,133       8,133        8,747

Shareholders' investment:
  Common stock, 40,221 shares issued         402         402          402
  Donated capital                          8,400       8,400        8,400
  Additional paid-in capital              28,665      26,994       26,661
  Deferred compensation                     (293)       (394)        (912)
  Accumulated other comprehensive income   1,801       2,003           56
  Retained earnings                      417,358     406,396      380,358
  Treasury stock, 10,156, 10,317 and
    9,984 shares at cost, respectively  (200,694)   (201,298)    (191,111)
Total shareholders' investment           255,639     242,503      223,854
Total liabilities and shareholders'
  investment                            $407,409    $455,919     $529,084

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                        LANDS' END, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                       Six Months Ended
                                                     July 30,    July 31,
                                                       1999        1998
                                                         (unaudited)

Cash flows from (used for) operating activities:
  Net income                                         $ 10,962   $  5,147
    Adjustments to reconcile net income to net
    cash flows from operating activities-
       Reversal of non-recurring charge                (1,598)         -
       Depreciation and amortization                   10,275      9,582
       Deferred compensation expense                      101        135
       Loss on disposal of fixed assets                   538      1,217
       Changes in current assets and liabilities:
         Receivables, net                               8,023      3,356
         Inventory                                     29,703    (77,285)
         Prepaid advertising                            3,393     (3,851)
         Other prepaid expenses                         1,278       (374)
         Accounts payable                             (16,943)     1,781
         Reserve for returns                           (3,166)    (2,518)
         Accrued liabilities                           (9,922)    (8,655)
         Accrued profit sharing                        (1,787)    (4,040)
         Income taxes payable                         (12,824)   (17,318)
       Other                                             (202)      (819)
Net cash flows from (used for) operating activities    17,831    (93,642)

Cash flows used for investing activities:
  Cash paid for capital additions                      (5,486)   (29,178)
Net cash flows used for investing activities           (5,486)   (29,178)

Cash flows from (used for) financing activities:
  Proceeds from (payments of) short-term debt         (14,992)   144,819
  Exercise of stock options                             1,671        204
  Purchases of treasury stock                          (4,504)   (23,872)
  Issuance of treasury stock                            5,109        347
Net cash flows from (used for) financing activities   (12,716)   121,498

Net decrease in cash and cash equivalents                (371)    (1,322)
Beginning cash and cash equivalents                     6,641      6,338

Ending cash and cash equivalents                     $  6,270   $  5,016

Supplemental cash flow disclosures:
  Interest paid                                      $    958   $  2,674
  Income taxes paid                                    18,516     20,033

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

3.  Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities". This statement addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The provisions of SFAS No. 133, as amended by SFAS 137, are effective for fiscal years beginning after June 15, 2000. The company intends to adopt this standard as of the beginning of the third quarter of fiscal 2000.

4.  Earnings per share

The following table discloses the computation of the diluted earnings per share and the basic earnings per share.

                                Three months ended        Six months ended
                               July 30,    July 31,     July 30,     July 31,
(In thousands, except per        1999       1998          1999        1998
share data)

Net income (loss)              $ 4,453     $   (61)     $10,962      $ 5,147
Average shares of common
  stock outstanding             30,057      30,504       30,032       30,724
Incremental shares from assumed
  exercise of stock options        726         297          624          345
Diluted weighted average shares
  of common stock outstanding   30,783      30,801       30,656       31,069
Basic earnings per share       $  0.15     $  0.00      $  0.37      $  0.17
Diluted earnings per share     $  0.14     $  0.00      $  0.36      $  0.17

                        LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Comprehensive income

In accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", the following table presents the company's comprehensive income (000's):

                                 Three months ended       Six months ended
                                July 30,    July 31,    July 30,    July 31,
                                  1999        1998        1999        1998

Net income (loss)               $ 4,453     $   (61)    $10,962     $ 5,147
Change in cumulative
  translation adjustments, net      544        (691)       (202)       (819)
Total comprehensive income
  (loss)                        $ 4,997     $  (752)    $10,760     $ 4,328

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

Below is a summary of related costs for the periods ended July 30, 1999.

                        Balance      Costs       Charges      Balance
(In thousands)          1/29/99     Incurred     Reversed     7/30/99

Severance costs         $ 6,700     $(3,674)     $     0      $ 3,026
Asset impairments         3,199      (1,447)      (1,111)         641
Facility exit costs
  and other               2,590      (2,052)        (487)          51

Total                   $12,489     $(7,173)     $(1,598)     $ 3,718

During the six months ended July 30, 1999, the company executed the Plan and incurred costs totaling $7.2 million. In addition, there was a reversal of $1.6 million of the reserves recorded in fiscal 1999. Those included $0.5 million for better than expected lease termination settlements related to two store closings, and $1.1 million for better than anticipated sell-through of Willis & Geiger inventory liquidations. Based on these two factors, there was an addition to net income of $1.0 million, or $0.03 per share in the first half of fiscal 2000.

                        LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Segment disclosure

The company organizes and manages its three business segments (core, specialty and international) based on type of catalog, which focuses on specific customer needs and markets served. Certain catalogs are combined for purposes of assessing financial performance. The company evaluates the performance of its business segments based on operating profit.

The core segment consist of adult apparel in the regular monthly and prospecting catalogs, Beyond Buttondowns catalog, and First Person Singular catalog. The specialty segment includes Kids, Corporate Sales, and Coming Home catalogs. The international segment is composed of foreign-based operations in Japan, the United Kingdom, and Germany.

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

Pertinent financial data by operating segment for the periods ended July 30, 1999, and July 31, 1998 are as follows (in thousands):

                                   Quarter ended July 30, 1999

                                               Inter-            Consoli-
                           Core    Specialty  national   Other    dated

Net sales                $150,736  $ 71,652   $ 32,228  $     -  $254,616
Operating profit (loss)     2,590     6,283       (149)  (1,656)    7,068
Identifiable assets       239,483   115,981     51,945        -   407,409
Depreciation and
  amortization              2,956     1,404        573        -     4,933
Capital expenditures        2,595     1,251        526        -     4,372
Interest expense              143        67        148        -       358
Interest income          $     12  $      6   $     18  $     -  $     36



                                   Quarter ended July 31, 1998

                                               Inter-            Consoli-
                           Core    Specialty  national   Other    dated

Net sales                $152,017  $ 60,369   $ 26,808  $     -  $239,194
Operating profit (loss)        40       698       (478)    (357)      (97)
Identifiable assets       337,285   134,694     57,105        -   529,084
Depreciation and
  amortization              3,344     1,310        471        -     5,125
Capital expenditures        8,908     3,511      6,031        -    18,450
Interest expense            1,102       436        455        -     1,993

                       LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 Six months ended July 30, 1999

                                               Inter-            Consoli-
                           Core    Specialty  national   Other    dated

Net sales (2)            $325,224  $157,504   $ 61,497  $     -  $544,225
Operating profit
  (loss) (1)(2)             6,879    13,867     (2,147)  (1,199)   17,400
Identifiable assets       239,483   115,981     51,945        -   407,409
Depreciation and
  amortization              6,136     2,971      1,168        -    10,275
Capital expenditures        3,229     1,564        693        -     5,486
Interest expense              419       203        345        -       967
Interest income          $     13  $      7   $     18  $     -  $     38




                                 Six months ended July 31, 1998

                                               Inter-            Consoli-
                           Core    Specialty  national   Other    dated

Net sales (2)            $321,600  $128,430   $ 57,751  $     -  $507,781
Operating profit
  (loss) (2)                6,109     3,921     (1,447)    (414)    8,169
Identifiable assets       337,285   134,694     57,105        -   529,084
Depreciation and
  amortization              6,204     2,478        900        -     9,582
Capital expenditures       13,989     5,587      9,602        -    29,178
Interest expense            1,535       613        851        -     2,999
Interest income          $      1  $      -   $      -  $     -  $      1

(1) Includes a reversal of non-recurring charges of $1.2 million and $0.4 million allocated to the specialty and core segments, respectively.

(2) First quarter of fiscal 2000 and 1999 have been restated to conform to second quarter presentation for both years.

Item 2.                     MANAGEMENT'S DISCUSSION
                                 AND ANALYSIS

Results of Operations

                Three Months Ended July 30, 1999, compared with
                       Three Months Ended July 31, 1998

The company's net sales for its second quarter ended July 30, 1999, totaled $254.6 million, up 6.4 percent from sales of $239.2 million in the same quarter last year. Most of the sales growth during the quarter just ended came from the company's specialty business segment, represented by the Corporate Sales, Kids and Coming Home catalogs, and from the international business segment. Sales from the core business segment were relatively flat. In particular, sales from the core monthly catalogs were lower, due to a reduction in the number of pages circulated, but productivity, or sales per page, increased. Sales on the company's Internet site www.landsend.com were about two and one-half times those in the same quarter last year. In the most recent fiscal year, Internet sales were $61 million, about 4.5 percent of total net sales. For the first five weeks of the third quarter of fiscal 2000, the net sales are trending up approximately 5 percent.

Gross profit in this year's second quarter was $118.2 million, or 46.4 percent of net sales, compared with $115.5 million, or 48.3 percent of net sales, in the second quarter of the prior year. The decline in gross profit margin was mainly due to steeper markdowns on liquidated merchandise and lower initial markups. Liquidations of excess inventory were about 10 percent of net sales in the quarter just ended, compared with 8 percent in the prior year.

Selling, general and administrative (SG&A) expenses in the quarter just ended decreased 4.7 percent to $109.4 million, compared with $114.8 million for last year's second quarter. As a percentage of sales, SG&A was 43.0 percent, compared with 48.0 percent in the same period last year. The decrease in the SG&A ratio during the quarter was due to greater catalog productivity, or sales per page; lower paper prices; lower salaries and wages; and also from decreases in outside consulting services that are primarily related to the company's Y2K compliance efforts. These were partially offset by increased bonus and profit sharing expense due to a higher profit level in the quarter just ended.

During the quarter just ended, interest expense was $0.4 million, compared with about $2 million in the same quarter last year. Lower inventory, coupled with fewer capital expenditures and purchases of treasury stock, resulted in a decrease in the company's borrowings on short-term lines of credit, which stood at $24 million at the end of the quarter, compared with $177 million a year ago.

Inventory at the end of the quarter was $190 million, down 40 percent from $318 million in the prior year. Our fulfillment rate for the quarter was down from last year, and we shipped 84 percent of items at the time of order placement.

Net income for the quarter just ended was $4.5 million, and diluted earnings per share were $0.14, compared with a loss of $61 thousand and break-even earnings per share in the second quarter last year. The quarter just ended includes $1.0 million in foreign currency exchange losses (after-tax), compared with a $0.8 million foreign currency exchange gain (after-tax) in the same quarter last year. Foreign currency exchange gains or losses occur due to currency market movements and the company's hedging strategy.
                                      11



                  Six Months Ended July 30, 1999, compared with
                         Six Months Ended July 31, 1998

The company's net sales in the first six months of fiscal 2000 increased 7.2 percent to $544.2 million from $507.8 million in the same period last year. The increase in net sales was due primarily to the same factors disclosed above for the three months ended July 30, 1999.

Gross profit of $243.7 million for the first six months of fiscal 2000 increased 1.4 percent from $240.2 million in the same six-month period last year. As a percentage of net sales, gross profit decreased from 47.3 percent in fiscal 1999 to 44.8 percent in fiscal 2000. The decrease in gross profit was due to higher sales of liquidated merchandise, at steeper markdowns and lower initial markups.

Selling, general and administrative expenses decreased 2.3 percent to $225.7 million in the first six months of fiscal 2000 from $231.1 million in the same period last year. As a percentage of net sales, selling, general and administrative expenses decreased to 41.5 percent in fiscal 2000 from 45.5 percent in fiscal 1999. The decrease in the SG&A ratio in the first half of fiscal 2000 was the result of greater catalog productivity, or sales per page; lower paper prices; lower salaries and benefit costs; lower shipping costs; and decreases in outside consulting services that were mainly related to the company's Y2K compliance efforts. These were partially offset by increased bonus and profit sharing expense.

Net income in the first half of fiscal 2000 was up 113 percent to $11.0 million, or $0.36 per share, compared with $5.1 million, or $0.17 per share in the first six months of the prior year. This year's first half includes an addition to net income (after-tax) of $1.0 million, or $0.03 per share, from the reversal of a portion of the non-recurring charge taken last year. This was due to better-than-anticipated sell-through of Willis & Geiger liquidations and favorable lease terminations related to two store closings.

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

Outlook

In the last half of fiscal 1999, worldwide circulation of catalogs and pages was greatly increased in our efforts to reduce inventory levels. In the last half of this current fiscal year, we plan to reduce circulation by about 20 percent to eliminate unprofitable mailings. As a result, we expect that sales for the upcoming 6-month period may be flat compared to the prior year, particularly in the fourth quarter, but we also anticipate that the reduction in circulation will have a positive impact on our profitability rate by reducing SG&A expenses.

Liquidity and capital resources

To date, the bulk of the company's working capital needs have been met through funds generated from operations and from short-term bank loans. The company's principal need for working capital has been to meet peak inventory requirements associated with its seasonal sales pattern. In addition, the company's resources have been used to make asset additions and to purchase treasury stock.

At July 30, 1999, the company had unsecured domestic credit facilities totaling $180 million, of which about $14 million had been used. The company also maintains foreign credit lines for use in foreign operations totaling the equivalent of approximately $52 million as of July 30, 1999, of which $10 million was used.

Since fiscal 1990, the company's board of directors has authorized the company from time to time to purchase a total of 12.7 million shares of treasury stock. As of September 7, 1999, 11.6 million shares have been purchased, and there is a balance of 1.1 million shares available to the company. The company purchased 0.1 million shares of treasury stock during the six months ended July 30, 1999. Currently the company is anticipating limited treasury stock purchases for the second half of fiscal 2000.

Capital expenditures for fiscal 2000 are currently planned to be about $26 million, of which $5 million had been expended through July 30, 1999. Major projects to date as of July 30, 1999, pertained mainly to new computer hardware and software. The company believes that its cash flow from operations and borrowings under its current credit facilities will provide adequate resources to meet its treasury stock purchases, capital requirements and operational needs for the foreseeable future.

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

We completed an inventory and assessment of hardware and software associated with personal computers in 1998. We have also completed the remediation of all critical PC components, and currently expect to complete all PC remediation by the end of the third quarter of fiscal year 2000.

We have also identified and assessed the microprocessors used in our warehouses and other facilities in the United States, Japan and the United Kingdom. We have not identified significant problems in this area and have substantially completed all remediation in this area.

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

Our evaluation of product vendors is focused on 44 suppliers that collectively account for more than 85 percent of our unit volume of product purchases. Out of that group, we currently believe that approximately 98 percent are either Year 2000-ready or making substantial progress and should continue to be monitored, while approximately 2 percent may experience problems that will need to be addressed further in contingency planning. In addition, we have successfully verified and tested electronic data interchange with all product vendors.

We have also identified approximately 112 suppliers of services and infrastructure items that are most important to our business operations. Each of these service providers has been assigned a business leader who is responsible for ensuring the Year 2000 assessment information is current as well as establishing contingency plans as needed. We currently believe that approximately 90 percent are either compliant or making substantial progress, while 10 percent may experience Year 2000-related problems and merit increased monitoring and contingency planning. With respect to our most critical telecommunications, catalog production and delivery providers, we have had extensive contacts with them and received substantial information concerning their Year 2000 readiness, and have identified no significant problems that are likely to be encountered.

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

Cost: The total cost of our Year 2000 efforts is expected to be about $21-22 million, which is being expensed as incurred except for about $1 million of hardware replacement costs that have been or will be capitalized. About $3.4 million of the total amount was incurred through the end of fiscal 1998 and approximately an additional $8.9 million in fiscal 1999. The costs incurred during the first two quarters of fiscal year 2000 amounted to roughly $5 million. We currently expect a total amount of about $8.2 million of expenditures will be incurred in fiscal 2000, and about $1 million in fiscal 2001. The timing and amount of these future expenditures are forward-looking and subject to uncertainties relating to our ongoing assessment of the Year 2000 issue and appropriate remediation efforts, contingency plans and responses to any problems that may arise. Our
Year 2000 expenses have been paid out of our annual budgets for information services. Accordingly, other technology development projects have been delayed to the extent that resources have been devoted to the Year 2000 project.

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

Statements regarding forward-looking information

Statements in this release that are not historical are forward looking, including, without limitation, statements about goals for Internet sales, anticipated cost savings, and possible circulation reductions and their anticipated effects on sales or profits. As such, these statements are inherently subject to a number of risks and uncertainties. Future results may be materially different from those expressed or implied by these statements due to various factors that may occur. Such factors include, but are not limited to the following: general economic or business conditions, both domestic and foreign; continued growth rates for e-commerce shopping; the company's ability to attract customers to the Internet; technology developments and their availability and cost; customer response to product offerings and initiatives; costs associated with printing and mailing catalogs; dependence on consumer seasonal buying patterns; and fluctuations in foreign currency exchange rates.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         There are no material legal proceedings presently pending, except for routine litigation incidental to the business, to which Lands' End, Inc., is a party or of which any of its property is the subject.

Items 2 and 3 are not applicable and have been omitted.

Item 4.  Submission of Matters to a Vote of Security Holders
         There were no matters submitted to a vote of security holders for the quarter ended July 30, 1999, other than those disclosed in the Form 10-Q for the quarter ended April 30, 1999, reporting the results of the company's annual meeting.

Item 5.  is not applicable and has been omitted

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Table                                            Exhibit
              Number     Description                           Number

                10       Amended and Restated Stock
                         Option Plan of the company              1

                10       Amended and Restated Non-employee
                         Director Stock Option Plan              2

         (b)  Report on Form 8-K
              A report on Form 8-K was filed July 20, 1999, reporting a meeting with members of the financial community in New York, New York, on Thursday, May 20, 1999.

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and chief financial officer.
















                                             LANDS' END, INC.



Date:  September 7, 1999              By /s/ STEPHEN A. ORUM
                                             Stephen A. Orum
                                             Executive Vice President,
                                             and Chief Financial Officer

                                                      Exhibit 10.1


LANDS' END, INC. STOCK OPTION PLAN

PART 1:  IDENTIFICATION OF THE PLAN

     1.1 Title. The Plan described herein shall be known as the "Lands' End, Inc. Stock Option Plan" and is referred to herein as the "Plan."

     1.2 Purpose. The purpose of the Plan is to provide officers and key employees of Lands' End, Inc. (the"Company") with additional incentive to increase their efforts on the Company's behalf and to remain in or enter into the employ of the Company by granting such employees from time to time, at the discretion of the Committee:

          (a) incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code")) to purchase shares of common stock of the Company ("Company Shares"), and

          (b) nonqualified stock options (meaning all options granted under the Plan which are not designated by the Committee at the time of grant as incentive stock options) to purchase Company Shares.

By virtue of the benefits available under the Plan, employees who are responsible for the future growth and continued success of the Company have an opportunity to participate in the appreciation in the value of Company Shares, which furnishes such employees with an additional incentive to work for and contribute to such appreciation through the growth and success of the Company.

     1.3 Adoption and Restatement of the Plan. The Lands' End, Inc. 1990 Stock Option Plan was adopted by the Company's Board of Directors on November 27, 1990 and approved by the Company's shareholders on May 15, 1991. The Lands' End, Inc. 1990 Stock Option Plan was amended and restated by the Company's Board of Directors on October 22, 1991 and December 9, 1991 (at which time it was renamed the Lands' End, Inc. Second Amended and Restated 1990 Stock Option Plan) which amendments were approved by the Company's shareholders on May 20, 1992. The Lands' End, Inc. 1990 Second Amended and Restated Stock Option Plan was further amended and restated by the Company's Board of Directors on December 10, 1993 and April 15, 1994 (at which time it was renamed the Lands' End, Inc. Stock Option Plan), which amendments were approved by the Company's shareholders on May 18, 1994. The Lands' End, Inc. Stock Option Plan was further amended and restated by the Company's Board of Directors on April 7, 1995, which amendment was approved by the Company's shareholders on May 17, 1995, was further amended and restated by the Company's Board of Directors on October 27, 1998 and January 29, 1999 (the "1999 Plan Amendment"), which amendment was approved by the Company's shareholders on May 19, 1999, and was further amended and restated by the Company's Board of Directors on August 24, 1999.

     1.4 Company Shares Reserved for the Plan. There is reserved for issuance upon the exercise of options to be granted under the Plan and aggregate of 5,500,000 Company Shares, which may be authorized and unissued shares or treasury shares and which number is subject to adjustment as provided in Section 5.4.

PART 2:   ADMINISTRATION OF THE PLAN

     2.1 Committee's Membership and Powers. The Plan will be administered by a committee of the Board of Directors of the Company (the "Committee") consisting of two or more Directors as the Board may designate from time to time, none of whom has been eligible to receive a benefit under this Plan or under any other plan of the Company entitling participants to acquire stock, stock options or stock appreciation rights for a period of at least one year prior to appointment. The members of the Committee must be "disinterested persons" as that term is defined in Rule 16b-3 of the Securities and Exchange Commission and "outside directors" as that term is defined in
Section 162(m) of the Code. No person who is appointed as a member of the Committee shall be entitled to receive any benefit under the Plan for a period of at least one year following the termination of such person's membership on the Committee. The Committee shall have the power to construe and interpret this Plan, to make all factual determinations hereunder and to establish the terms of any incentive stock options or nonqualified stock options granted hereunder. The determinations of the Committee shall be made in accordance with their judgment as to the best interests of the Company and its shareholders and in accordance with the purpose of the Plan. A majority of members of the Committee shall constitute a quorum, and all determinations of the Committee shall be made by a majority of its members. Any determination of the Committee under the Plan may be made without notice or meeting of the Committee, by a writing signed by all of the Committee members. The initial members of the Committee are David Heller and John Latter.

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

     4.4 Special Incentive Stock Option Terms. The terms of each incentive stock option granted under the Plan shall include those terms which are required by Section 422 of the Code and such other terms not inconsistent therewith as the Committee may determine. Each option which is designated by the Committee as an incentive stock option shall be considered to have contained from the outset such terms and provisions as shall be necessary to entitle such intended incentive stock option to the tax treatment afforded by the Code to incentive stock options under Section 422 of the Code. If any agreement covering such an intended incentive stock option granted under the Plan does not explicitly include any terms required to entitle such intended incentive stock option to the tax treatment afforded by the Code to incentive stock options, then all of such required terms and provisions shall be considered implicit in such agreement and such intended incentive stock option shall be considered to have been granted subject to such required terms and conditions.
In accordance with Section 422 of the Code, the aggregate fair market value (determined as of the grant date) of the Company Shares with respect to which incentive stock options are exercisable for the first time by a participant in any given calendar year shall not exceed $100,000.

     4.5 Termination of Employment. Unless otherwise determined by the Committee, if a participant ceases to be employed by the Company for reasons other than his disability (as described in clause (c) below), retirement on or after his normal retirement date or death, the option (or any remaining unexercised portion thereof) shall terminate effective as of the date of the participant's termination of employment and no portion of the terminated option shall be exercisable after than date. Unless otherwise determined by the Committee, if a participant's termination of employment is a result of his retirement, death or disability, the following provisions shall apply with respect to such option:

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

     4.7 Maximum Grant. In accordance with Section 162(m) of the Code, the maximum number of Company Shares with respect to which options may be granted to any one participant in any twelve month period is 1,000,000 (as proportionately adjusted for all stock splits, stock dividends and other recapitalizations occurring after the Latest Restatement Date).

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







     5.3  Transferability of Options.

          (a) Permitted Transfers. Other than by will or the laws of descent and distribution, each Option granted under this Plan shall be transferable only to a member of a participant's Family Group (the "Permitted Transferees") and only if not transferred for value. A Permitted Transferee may make subsequent transfers to any person who would also be a Permitted Transferee of the participant. If a participant or Permitted Transferee transfers an Option pursuant to this Section 5.3, he or she must give the Company prompt written notice of such transfer and the transfer shall only be effective upon the Company's receipt of such notice.
               An Option shall be exercisable during the participant's lifetime only by such participant, his or her guardian in the event of disability or, upon transfer, the Permitted Transferee. "Family Group" means any child, stepchild, grandchild, parent, stepparent, grandparent, spouse, former spouse, sibling, niece, nephew, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law, including adoptive relationships, any person sharing the participant's household (other than a tenant or employee), a trust in which these persons have more than fifty percent of the beneficial interest, a foundation in which these persons (or the participant) control the management of the assets, and any other entity in which these persons (or the participant) own more than fifty percent of the voting interests. The following transactions are not prohibited transfers for value: (i) a transfer under a domestic relations order in settlement of marital property rights; and (ii) a transfer to an entity in which more than fifty percent of the voting interests are owned by family members (or the participant) in exchange for an interest in that entity.

          (b) Death. In the event of the death of a participant, exercise shall be made only:

               (i) by the executor or administrator of the estate of the deceased participant or the person or persons to whom the deceased participant's rights under the benefit shall pass by will or the laws of descent and distribution; and

               (ii) to the extent that the deceased participant was
                    entitled thereto at the date of his death.







     5.4 Adjustments. In the event that the Committee shall determine that any dividend or other distribution (whether in the form of cash, Company Shares, other securities or other property), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, combination, split-up, spin-off, repurchase or exchange of Company Shares or other securities of the Company, issuance of warrants or other rights to purchase Company Shares or other securities of the Company, or other similar corporate transaction or event affects the Company Shares such that an adjustment is determined by the Committee to be appropriate in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Plan, then the Committee shall, in such manner as it may deem equitable, adjust any or all of (a) the number and type of Company Shares (or other securities or property) which thereafter may be made the subject of options, (b) the number and type of Company Shares (or other securities or property) subject to outstanding options, and (c) the grant, purchase, or exercise price with respect to any options, or, if deemed appropriate, make provision for a cash payments to the holder of an outstanding option.

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

     5.8 Cancellation of Options. By express written agreement a participant and the Committee may agree that any previously granted option is thereby cancelled as of the date of the agreement and, at its discretion, the Committee may subsequently grant to such a participant who has voluntarily surrendered and cancelled a prior option one or more new or substitute similar or different options under the Plan.

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

PART 6:   AMENDMENT AND TERMINATION

     6.1 Amendment. The Board of Directors may amend the Plan from time to time, in its sole discretion, but no amendment shall:

          (a) without a participant's consent impair his rights to any option theretofore granted; or

          (b) Without the authorization and approval of the Company's shareholders (i) increase the maximum number of Company Shares which may be issued in the aggregate under the Plan, except as provided in subsection 5.4 (ii) extend the termination date of the Plan or of any option granted under the Plan, (iii) enlarge the class of employees eligible to receive options under the Plan or
               (iv) create "material changes" to the Plan for purposes of Section 162(m) of the Internal Revenue Code.

     6.2 Termination. The Board of Directors may terminate the Plan at any time with respect to Company Shares for which options have not theretofore been granted. Unless earlier terminated, the Plan will terminate at the close of business on December 31, 2004. Following the termination of the Plan, no further options may be granted under the Plan; however, all options which prior to the Plan termination have not expired, terminated or been exercised or surrendered may be exercised thereafter in accordance with their terms and the terms hereof, and the Committee shall continue to have its full powers under the Plan, except with respect to the granting of options under the Plan.
















                                                         Exhibit 10.2

LANDS' END, INC.
NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

I.    Identification of the Plan

      1.1 Title. The Plan described herein shall be known as the "Non-Employee Director Stock Option Plan" of Lands' End, Inc. (the "Company") and is referred to herein as the "Plan." The Plan is hereby established as of the date of the annual meeting of the Company's stockholders ("Annual Meeting") held on May 14, 1997 (the "Effective Date").

      1.2 Purpose. The Board of Directors of the Company believes it is in the best interest of the Company to encourage stock ownership by members of the Board of Directors of the Company who are not also employed by the Company ("Non-Employee Directors") in order to further align the interests of the Non-Employee Directors with those of the shareholders. The Plan will provide additional means for the Company to attract and retain qualified individuals as members of the Board of Directors of the Company and to promote such alignment of interests by granting Non-Employee Directors from time to time nonqualified stock options ("Options") to purchase shares of common stock of the Company ("Company Shares"). By virtue of the benefits available under the Plan, Non-Employee Directors will have an opportunity to participate in any future appreciation in the value of Company Shares, which will furnish such Non-Employee Directors with an additional incentive to work for and contribute to the growth and success of the Company.

      1.3 Adoption and Restatement of the Plan. The Lands' End, Inc. Non-Employee Director Stock Option Plan was adopted by the Company's Board of Directors on February 18, 1997 and approved by the Company's shareholders on May 14, 1997. The Lands' End, Inc. Non-Employee Director Stock Option Plan was amended and restated by the Company's Board of Directors on August 24, 1999.


      1.4 Company Shares Reserved for the Plan. There is reserved for issuance upon the exercise of Options to be granted under the Plan an aggregate of 400,000 Company Shares, which may be authorized and unissued shares or treasury shares and which number is subject to adjustment for events occurring after the Effective Date as provided in
Section 5.4.

II    Administration of the Plan.

      2.1 Committee's Membership and Powers. The Plan will be administered by a committee of the Board of Directors of the Company (the "Committee") consisting of two or more members of the Board of Directors of the Company ("Directors") as the Board of Directors of the Company (the "Board") may designate from time to time. All questions of interpretation of the Plan or of any Option shall be determined by the


Committee, and such determination shall be final and binding upon all persons having an interest in the Plan or such Option. Notwithstanding any other provision herein to the contrary, the Committee shall have no authority, discretion, or power to select the Non-Employee Directors who will receive Options, to set the exercise price of the Options, to determine the number of Company Shares to be subject to an Option or the time at which an Option shall be granted, to establish the duration of an Option, or to alter any other terms or conditions specified in the Plan, except in the sense of administering the Plan subject to the provisions of the Plan. The initial members of the Committee are Michael J. Smith and William E. Ferry.

      2.2 Indemnification. Service on the Committee shall constitute service as a Director so that members of the Committee shall be entitled to indemnification and reimbursement as Directors to the full extent provided for at any time by law, the Company's Certificate of Incorporation, the Company's By-Laws and in any insurance policy or other agreement intended for the benefit of the Directors.

III. Plan Participants. An Option shall be granted only to a person who, at the time of the grant, is a Non-Employee Director. A Non-Employee Director who receives a grant of an Option is referred to herein as a "participant."

IV. Terms and Conditions of Options. Options shall be nonstatutory stock options; that is, options which are not treated as incentive stock options within the meaning of Section 422(b) of the Internal Revenue Code of 1986, as amended (the "Code"). Options shall be evidence by option agreements specifying the number of Company Shares covered thereby, in such form as the Board shall from time to time establish (the "Option Agreements"). Option Agreements may incorporate all or any of the terms of the Plan by reference and shall comply with and be subject to the following terms and conditions.

      4.1 Automatic Grant of Options. Subject to execution by a Non-Employee Director of the appropriate Option Agreement, Options shall be granted automatically and without further action of the Board, as follows:

           (a) Initial Option. Each person who is a Non-Employee Director immediately after the Annual Meeting on the Effective Date shall be granted, on the Effective Date, an Option to purchase twenty thousand (20,000) Company Shares (an "Initial Option"). Any Non-Employee Director who receives the Initial Option will be eligible to receive the Annual Option commencing with the Annual Meeting in 2000. The Initial Option shall vest and become exercisable as follows:






                (i) Time Vesting. Subject to the terms and conditions of the Initial Option and subject to Section 4.1(a)(ii) below, the Initial Option shall vest and become exercisable as to (A) 50% of the Company Shares covered thereby on the Effective Date; (B) another 25% of the Company Shares covered thereby immediately after the Annual Meeting in 1998, provided that such person is a Director on such date; and (C) another 25% of the Company Shares covered thereby immediately after the Annual Meeting in 1999, provided that such person is a Director on such date.

                (ii) Acceleration for Death or Disability.  If the
                     participant ceases to be a Non-Employee Director as a result of his or her death or "disability", the Initial Option shall immediately vest and become exercisable as to all of the Company Shares covered thereby as of the date of such termination. For this purpose a participant shall be considered "disabled" if the Committee determines in good faith that he or she is unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or which has lasted or can be expected to last for a continuous period of not less than 12 months.

           (b) Annual Option. Commencing immediately after the Annual Meeting in 1998, each Non-Employee Director shall be granted, immediately after such Annual Meeting and each Annual Meeting thereafter where such person remains a Non-Employee Director, an Option to purchase five thousand (5,000) Company Shares (an "Annual Option"); provided, however, that any Non-Employee Director who receives the Initial Option will be eligible to receive the Annual Option commencing with the Annual Meeting in 2000. Each Annual Option shall vest and become exercisable immediately upon the grant of such Annual Option.

           (c) Interim Option. If a new Non-Employee Director is elected after the effective Date and not on the date of an Annual Meeting (whether to fill a vacancy or newly-created director position), he or she shall be granted, on the date he or she is elected, an Option (an "Interim Option") to purchase a number of Company Shares equal to five thousand (5,000) times a fraction, the numerator of which is the number of complete months from the date the Non-Employee Director is elected until the then anticipated date of the next Annual Meeting and the denominator of which is twelve (12). Each Interim Option shall vest and become exercisable immediately upon the grant of such Interim Option.

           (d) Right to Decline Option. Notwithstanding the foregoing, any person may elect not to receive an Option by so notifying the Company, orally or in writing, no later than the day prior to the date such Option would otherwise be granted. A person so declining an Option shall receive no payment or other consideration in lieu of such declined Option. A person who has declined an Option may revoke such election by delivering written notice of such revocation to the Board no later than the day prior to the date such Option would be granted.

      4.2 Terms of Options. Each Option shall expire and not be exercisable after the first to occur of (i) December 31 of the year in which the tenth anniversary of the Grant Date of such Option occurs and (ii) three years after the Non-Employee Director ceases to be a Director of the Company for any reason.

      4.3 Option Price. The Option price per Company Share shall be 100 percent of the fair market value of a Company Share on the date the Option is granted (the "Grant Date"). For this purpose "fair market value" of a Company Share as of any date shall be equal to the last per share sales price reported for a Company Share for such date in The Wall Street Journal or, if no sales of Company Shares are reported for such date in The Wall Street Journal, for the next succeeding date for which sales of Company Shares are so reported in The Wall Street Journal. If sales of Company Shares are not reported for any date in The Wall Street Journal, then the "fair market value" of a Company Share as of any date shall be determined in such manner as shall be prescribed in good faith by the Committee.

      4.4 Method of Exercising Options. An Option may be exercised only by a written notice to the Company accompanied by payment of the full Option price which may be made in any one or any combination of the following: cash, certified or official bank check, or delivery of Company Share certificates endorsed in blank or accompanied by executed stock powers evidencing Company Shares whose value shall be deemed to be the "fair market value" (as determined in accordance with Section 4.3 hereof) on the date of exercise of such Company Shares.

V.    General Provisions

      5.1 Option Agreement. No person shall have any rights under any Option granted under this Plan unless and until the Company and the person to whom such Options shall have been granted shall have executed and delivered an agreement expressly conferring the grant of the Option to such person and containing provisions setting forth the terms of the Option.

      5.2 Shareholder Rights. A participant shall not have any dividend, voting or other shareholder rights by reason of a grant of an Option prior to the issuance of any Company Shares pursuant to the proper exercise of all or any portion of such Option.


      5.3  Transferability of Options.

           (a) Permitted Transfers. Other than by will or the laws of descent and distribution, each Option granted under this Plan shall be transferable only to a member of a participant's Family Group (the "Permitted Transferees") and only if not transferred for value.
                A Permitted Transferee may make subsequent transfers to any person who would also be a Permitted Transferee of the participant. If a participant or Permitted Transferee transfers an Option pursuant to this
                Section 5.3, he or she must give the Company prompt written notice of such transfer and the transfer shall only be effective upon the Company's receipt of such notice. An Option shall be exercisable during the participant's lifetime only by such participant, his or her guardian in the event of disability or, upon transfer, the Permitted Transferee. "Family Group" means any child, stepchild, grandchild, parent, stepparent, grandparent, spouse, former spouse, sibling, niece, nephew, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law, including adoptive relationships, any person sharing the participant's household (other than a tenant or employee), a trust in which these persons have more than fifty percent of the beneficial interest, a foundation in which these persons (or the participant) control the management of the assets and any other entity in which these persons (or the participant) own more than fifty percent of the voting interests. The following transactions are not prohibited transfers for value: (i) a transfer under a domestic relations order in settlement of marital property rights; and (ii) a transfer to an entity in which more than fifty percent of the voting interests are owned by family members (or the participant) in exchange for an interest in that entity.

           (b) Death. In the event of the death of a participant, exercise of any Option that has not been previously transferred shall be made only by the executor or administrator of the estate of the deceased participant or the person or persons to whom the deceased participant's rights under the benefit shall pass by will or the laws of descent and distribution and only to the extent that the deceased participant was entitled thereto at the date of his or her death.







      5.4 Adjustments. In the event that the Committee shall determine that any dividend or other distribution (whether in the form of cash, Company Shares, other securities or other property), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, combination, split-up, spin-off, repurchase or exchange of Company Shares or other securities of the Company, issuance of warrants or other rights to purchase Company Shares or other securities of the Company, or other similar corporate transaction or event affects the Company Shares such that an adjustment is determined by the Committee to be appropriate in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Plan, then the Committee shall, in such manner as it may deem equitable, adjust any or all of (a) the number and type of Company Shares (or other securities or Property) which thereafter may be made the subject of Options, (b) the number and type of Company Shares (or other securities or Property) subject to outstanding Options, and (c) the grant, purchase, or exercise price with respect to any Options, or, if deemed appropriate, make provision for a cash payment to the holder of an outstanding Option.

      5.5 Withholding of Taxes. The Company shall be entitled, if the Committee (or any financial officer designated by it) considers it necessary or desirable, to withhold (or secure payment from the participant in lieu of withholding) the amount of any withholding or other payment required of the Company under the tax withholding provisions of the Code, any state's income tax act or any other applicable law with respect to any Company Shares issuable under such participant's exercised Options, and the Company may defer issuance unless indemnified to its satisfaction with respect to payment of such withholding or other tax. Subject to such rules as the Committee may adopt, participants may satisfy this obligation, in whole or in part, by an election to have the number of Company Shares received upon exercise of any Option reduced by a number of Company Shares having a "fair market value" (as determined in accordance with Section 4.3 hereof) equal to the amount of the required withholding to be so satisfied or to surrender to the Company previously held Company Shares having an equivalent fair market value.

      5.6 No Directorship Rights Conferred. Nothing in the Plan or in any Option granted under the Plan shall confer any right on a Non-Employee Director to continue as a Director or shall interfere in any way with any right or power to remove him or her from the Board in accordance with applicable law and the Company's Articles of Incorporation and Bylaws.

      5.7 Disposition of Company Shares. Unless otherwise specifically authorized by the Committee, participants may not dispose of, sell or otherwise transfer any Company Shares acquired upon exercise of Options granted under the Plan for a period of six months following the Grant Date.



      5.8 Continued Availability of Company Shares Under Unexercised Options. If an Option granted under the Plan terminates or expires without being wholly exercised or if Company Shares as to which an Option has been exercised shall for any reason not be issued, a new Option may be granted under the Plan covering the number of Company Shares to which such termination, expiration, failure to issue or reacquisition related.

      5.9 Intent to Comply with Rule 16b-3. It is the intent of the Company that the Plan comply in all respects with Rule 16b-3 under the Securities Exchange Act of 1934, as amended, that any ambiguities or inconsistencies in construction of the Plan be interpreted to give effect to such intention and that if any provision of the Plan is found not to be in compliance with Rule 16b-3, such provision shall be deemed null and void to the extent required to permit the Plan to comply with Rule 16b-3.

      5.10 No Strict Construction. No rule of strict construction shall be applied against the Company, the Committee or any other person in the interpretation of any of the terms of the Plan, any Option agreement or any Option granted under the Plan or any rule or procedure established by the Committee.

      5.11 Choice of Law. Each Option granted under the Plan shall be considered to be a contract under the laws of the State of Delaware and, for all purposes, the Plan and each Option granted under the Plan shall be construed in accordance with and governed by the laws of the State of Delaware.

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

VI.    Amendment and Termination.

      6.1 Amendment. The Board of Directors may amend the Plan from time to time, in its sole discretion, but no amendment shall:

           (a) without a participant's consent impair his or her rights to any Option theretofore granted; or







           (b) without the authorization and approval of the Company's shareholders (i) increase the maximum number of Company Shares which may be issued in the aggregate under the Plan, except as provided in Section 5.4 (ii) extend the termination date of the Plan or of any Option granted under the Plan or (iii) enlarge the class of persons eligible to receive Options under the Plan.

      6.2 Termination. The Board of Directors may terminate the Plan at any time with respect to Company Shares for which Options have not theretofore been granted. Unless earlier terminated, the Plan will terminate at the close of business on the day following the Annual Meeting in 2006. Following the termination of the Plan, no further Options may be granted under the Plan; however, all Options which prior to the Plan termination have not expired, terminated or been exercised or surrendered may be exercised thereafter in accordance with their terms and the terms hereof, and the Committee shall continue to have its full powers under the Plan.