Form 10-Q
period 1999-10-29
LANDS END INC
filed 1999-12-08
CIK 799288

===========================================================================
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                               _______________

                                  FORM 10-Q

                                  (Mark one)
    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934.
       For the Quarter Ended OCTOBER 29, 1999
                            OR
   __  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934.

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

          Yes   X                             No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 8, 1999:

Common stock, $.01 par value 30,149,020 shares outstanding





                        LANDS' END, INC. & SUBSIDIARIES
                              INDEX TO FORM 10-Q


                                                                    Page
PART I.  FINANCIAL INFORMATION                                     Number

   Item 1.  Financial Statements

            Consolidated Statements of Operations for the
               Three Months Ended October 29, 1999, and
               October 30, 1998..................................     3

            Consolidated Statements of Operations for the
               Nine Months Ended October 29, 1999, and
               October 30, 1998..................................     4

            Consolidated Balance Sheets at October 29, 1999,
               January 29, 1999..................................     5

            Consolidated Statements of Cash Flows for the
               Nine Months Ended October 29, 1999, and
               October 30, 1998..................................     6

            Notes to Consolidated Financial Statements...........  7-11

   Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations........................................ 12-17

   Item 3.  Quantitative and Qualitative Disclosures About
               Market Risk.......................................    18

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings....................................    19

   Item 4.  Submission of Matters to a Vote of
               Security Holders..................................    19

   Item 6.  Exhibits and Reports on Form 8-K.....................    19

   Signature.....................................................    20











                        PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                        LANDS' END, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                            Three months ended
                                           Oct. 29,     Oct. 30,
                                             1999         1998
                                                (Unaudited)


Net sales                                  $325,970     $322,422

  Cost of sales                             185,157      177,160

Gross profit                                140,813      145,262

  Selling, general and
    administrative expenses                 127,189      134,516
  Non-recurring charge (credit)                (176)       1,500

Income from operations                       13,800        9,246

  Other income (expense):
    Interest expense                           (558)      (3,269)
    Interest income                              17            7
    Other                                       631       (5,433)

    Total other income (expense), net            90       (8,695)

Income before income taxes                   13,890          551
  Income tax provision                        5,139          204

Net income                                 $  8,751     $    347

Basic earnings per share                   $   0.29     $   0.01
Diluted earnings per share                 $   0.28     $   0.01

Basic weighted average shares
  outstanding                                30,125       30,239

Diluted weighted average shares
  outstanding                                31,071       30,318

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.








                        LANDS' END, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                 Nine months ended
                                                Oct. 29,    Oct. 30,
                                                  1999        1998
                                                    (unaudited)

Net sales                                      $870,195    $830,203

  Cost of sales                                 485,732     444,723

Gross profit                                    384,463     385,480

  Selling, general and
    administrative expenses                     352,904     365,593
  Non-recurring charge (credit)                  (1,774)      1,500

Income from operations                           33,333      18,387

  Other income (expense):
  Interest expense                               (1,525)     (6,268)
  Interest income                                    55           8
  Other                                            (573)     (3,407)

Total other expense                              (2,043)     (9,667)

Income before income taxes                       31,290       8,720
  Income tax provision                           11,577       3,226

Net income                                     $ 19,713    $  5,494

Basic earnings per share                       $   0.66    $   0.18

Diluted earnings per share                     $   0.64    $   0.18

Basic weighted average shares outstanding        30,064      30,560

Diluted weighted average shares outstanding      30,831      30,835

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.














                        LANDS' END, INC. & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                             Oct. 29,      Jan. 29,
                                                1999          1999
                                            (unaudited)
Assets
Current assets:
  Cash and cash equivalents                   $  8,089      $  6,641
  Receivables, net                              20,737        21,083
  Inventory                                    231,299       219,686
  Prepaid advertising                           33,104        21,357
  Other prepaid expenses                         5,924         7,589
  Deferred income tax benefit                   17,947        17,947
Total current assets                           317,100       294,303

Property, plant and equipment, at cost:
  Land and buildings                           102,646       102,018
  Fixtures and equipment                       165,246       154,663
  Leasehold improvements                         4,555         5,475
Total property, plant and equipment            272,447       262,156
  Less-accumulated depreciation
    and amortization                           115,647       101,570
Property, plant and equipment, net             156,800       160,586
Intangibles, net                                   981         1,030
Total assets                                  $474,881      $455,919


Liabilities and shareholders' investment
Current liabilities:
  Lines of credit                             $ 41,349      $ 38,942
  Accounts payable                             100,051        87,922
  Reserve for returns                            6,845         7,193
  Accrued liabilities                           47,174        54,392
  Accrued profit sharing                         1,222         2,256
  Income taxes payable                           4,234        14,578
Total current liabilities                      200,875       205,283

Deferred income taxes                            8,133         8,133

Shareholders' investment:
  Common stock, 40,221 shares issued               402           402
  Donated capital                                8,400         8,400
  Additional paid-in capital                    29,708        26,994
  Deferred compensation                           (268)         (394)
  Accumulated other comprehensive income           738         2,003
  Retained earnings                            426,109       406,396
  Treasury stock, 10,072 and 9,981
    shares at cost, respectively              (199,216)     (201,298)

Total shareholders' investment                 265,873       242,503

Total liabilities and shareholders'
  investment                                  $474,881      $455,919

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                        LANDS' END, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                                      Nine Months Ended
                                                     Oct. 29,    Oct. 30,
                                                       1999        1998
                                                         (unaudited)

Cash flows from (used for) operating activities:
  Net income                                         $ 19,713   $  5,494
    Adjustments to reconcile net income to net
    cash flows from operating activities-
       Non-recurring charge (credit)                   (1,774)     1,500
       Depreciation and amortization                   15,178     14,661
       Deferred compensation expense                      126        202
       Deferred income taxes                                -      1,607
       Loss on disposal of fixed assets                   540        326
       Changes in current assets and liabilities:
         Receivables, net                                 346     (6,248)
         Inventory                                    (11,613)  (137,657)
         Prepaid advertising                          (11,747)   (24,605)
         Other prepaid expenses                         1,665     (1,130)
         Accounts payable                              12,129      6,320
         Reserve for returns                             (348)         8
         Accrued liabilities                           (4,583)     5,609
         Accrued profit sharing                        (1,034)    (3,939)
         Income taxes payable                         (10,344)   (21,320)
       Other                                           (1,265)     1,241
Net cash flows from (used for) operating activities     6,989   (157,931)

Cash flows used for investing activities:
  Cash paid for capital additions                     (12,745)   (39,491)
Net cash flows used for investing activities          (12,745)   (39,491)

Cash flows from (used for) financing activities:
  Proceeds from short-term debt                         2,407    224,191
  Exercise of stock options                             2,715        219
  Purchases of treasury stock                          (4,507)   (23,872)
  Issuance of treasury stock                            6,589        389
Net cash flows from financing activities                7,204    200,927

Net increase in cash and cash equivalents               1,448      3,505
Beginning cash and cash equivalents                     6,641      6,338

Ending cash and cash equivalents                     $  8,089   $  9,843

Supplemental cash flow disclosures:
  Interest paid                                      $  1,444   $  5,478
  Income taxes paid                                    19,288     22,658

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.





                        LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

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

3.  Derivative Instruments and Hedging Activities

The company's sales of merchandise to its subsidiaries in the United Kingdom, Japan, and Germany are denominated in the subsidiary's local currency. Accordingly, the future U.S.- Dollar-equivalent cash flows may vary due to changes in related foreign currency exchange rates. To reduce that risk, the company enters into foreign currency forward contracts and purchases foreign currency put options. The company's sales to its foreign subsidiaries are on credit with settlement within approximately one month. Accordingly, the settlement dates of the forward contracts and put options fall approximately one month after the date of forecasted sales.

To a lesser extent, the company has export sales to customers in Canada. The company incurs third-party expenses related to the Canadian export business, some of which are denominated in Canadian dollars. Accordingly, the future U.S.-Dollar-equivalent cash flows may vary due to changes in the foreign currency rate. To reduce that risk, the company enters into foreign currency forward contracts. The company's purchases are on credit with settlement within approximately one month. Accordingly, the settlement dates of the forward contracts fall approximately one month after the date of forecasted purchases. The company has no other freestanding or embedded derivative instruments.

As of July 31, 1999, the company adopted the Financial Accounting Standards Board's (FASB's) Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). Statement 133 unifies accounting and financial reporting standards for forward contracts, put options, other derivative instruments and related hedging activities. Statement 133 requires, in part, that the company report all derivative instruments in the statement of financial position as assets or liabilities at their fair value. The treatment of subsequent changes in fair value depends on whether special hedge accounting is available.

Before the effective date of Statement 133, special hedge accounting was not available for the company's forward contracts. Those contracts were reported in the statement of financial position as assets or liabilities at their fair value and changes in fair value were reported currently in earnings. Special hedge accounting for the company's put options involved reporting the put options initially at the amount of the premium paid, with amortization of the premium over the option period. Subsequent gains or losses on the put options through the date of the sale to the foreign subsidiary were deferred until the date the consolidated entity (through the foreign subsidiary) sold the merchandise to a third-party. At the date merchandise is sold to a foreign subsidiary, the hedging relationship is terminated and subsequent gains and losses on the put option (including unamortized premium) were reported currently in earnings.

As part of its adoption of Statement 133 on July 31, 1999, the company designated all of its hedging relationships anew. Both forward contracts and put options can qualify for special cash flow hedge accounting under Statement 133 if applicable hedging criteria are met. Under Statement 133's cash flow hedging model, gains and losses on the derivative instrument that occur through the date the company sells merchandise to a subsidiary or purchases from a foreign third-party are deferred in a component of equity (accumulated other comprehensive income) to the extent the hedging relationship is effective. The maximum hedging period (the period between the company's designation and culmination of a hedging relationship) of the company's cash flow hedges is 24 months.

As required by Statement 133, the company assesses hedge effectiveness at least quarterly. The effectiveness of put options is assessed based on changes in intrinsic value of the options due to changes in spot foreign exchange rates. Because they are excluded from the company's assessment of hedge effectiveness, the company reports currently in earnings changes in the fair value of put options due to changes in time value of the options. For the quarter ended October 29, 1999, a net loss of $0.3 million was recognized in other expense due to hedge ineffectiveness and fair value changes excluded from the company's effectiveness assessments.

To the extent the company must discontinue cash flow hedge accounting because it is probable that original forecasted sales will not occur, Statement 133 requires that the company immediately reclassify the net gain or loss from accumulated other comprehensive income into earnings. During the quarter ended October 29, 1999, net losses of $0.2 million were so reclassified.

At the date merchandise is sold to a foreign subsidiary or purchased from a foreign third-party, the hedging relationship is terminated and subsequent gains and losses on the hedging derivative instrument are reported currently in earnings. At the date of the ultimate sale of the merchandise by the foreign subsidiary to a third-party or purchase from a foreign third party, the gain or loss previously deferred in equity is reclassified into earnings. The company estimates that net hedging losses of $1.6 million will be reclassified from accumulated other comprehensive income into earnings within the 12 months between October 30, 1999 and October 27, 2000.

Upon the company's adoption of Statement 133 on July 31, 1999, the company adjusted the carrying amount of the two put option contracts as assets at their fair value of $34 thousand. Because the put options had previously qualified in a cash flow-type hedging relationship prior to adoption of Statement 133, an immaterial cumulative-effect-type transition adjustment and an immaterial transition adjustment related to the ineffective portion of the put options were reported in accumulated other comprehensive income and other expense, respectively. No transition adjustment was needed for the forward contracts, which were already being reported at their fair value with changes in fair value reported currently in earnings.

                       LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  Earnings per share

The following table discloses the computation of the diluted earnings per share and the basic earnings per share.

                                Three months ended        Nine months ended
                               Oct. 29,    Oct. 30,     Oct. 29,     Oct. 30,
(In thousands, except per        1999       1998          1999        1998
share data)
Net income                     $ 8,751     $   347      $19,713      $ 5,494
Average shares of common
  stock outstanding             30,125      30,239       30,064       30,560
Incremental shares from assumed
  exercise of stock options        946          79          767          275
Diluted weighted average shares
  of common stock outstanding   31,071      30,318       30,831       30,835
Basic earnings per share       $  0.29     $  0.01      $  0.66      $  0.18
Diluted earnings per share     $  0.28     $  0.01      $  0.64      $  0.18

5.  Comprehensive income

In accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", the following table presents the company's comprehensive income (000's):
                                 Three months ended       Nine months ended
                                Oct. 29,    Oct. 30,    Oct. 29,    Oct. 30,
                                  1999        1998        1999        1998

Net income                      $ 8,751     $   347     $19,713     $ 5,494
Other comprehensive income:
  Foreign currency translation
    adjustments                     992       2,060         790       1,241
  Unrealized loss on forward
    contracts and options        (2,055)       n/a       (2,055)       n/a
Comprehensive income            $ 7,688     $ 2,407     $18,448     $ 6,735






                       LANDS' END, INC. & SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Below is a summary of related costs for the periods ended October 29, 1999.

                        Balance      Costs       Charges      Balance
(In thousands)          1/29/99     Incurred     Reversed     10/29/99

Severance costs         $ 6,700     $(4,861)     $     0      $ 1,839
Asset impairments         3,199      (1,973)      (1,111)         115
Facility exit costs
  and other               2,590      (1,779)        (663)         148

Total                   $12,489     $(8,613)     $(1,774)     $ 2,102

During the nine months ended October 29, 1999, the company executed the Plan and incurred costs totaling $8.6 million. In addition, there was a reversal of $1.8 million of the reserves recorded in fiscal 1999. Those included $0.7 million for better than expected lease termination settlements related to two store closings, and $1.1 million for better than anticipated sell-through of Willis & Geiger inventory liquidations. Based on these two factors, there was an addition to net income of $1.1 million, or $0.04 per share in the first nine months of fiscal 2000. The majority of the balance of $2.1 million, predominantly severance, will be paid in fiscal 2000, with a carryover of a portion to fiscal 2001.

7.  Segment disclosure

The company organizes and manages its three business segments (core, specialty and international) based on type of catalog, which focuses on specific customer needs and markets served. Certain catalogs are combined for purposes of assessing financial performance. The company evaluates the performance of its business segments based on operating profit.

The core segment consists of adult apparel in the regular monthly and prospecting catalogs, Beyond Buttondowns catalog, and First Person Singular catalog. The specialty segment includes Kids, Corporate Sales, and Coming Home catalogs. The international segment is composed of foreign-based operations in Japan, the United Kingdom, and Germany.

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

                       LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pertinent financial data by operating segment for the periods ended October 29, 1999, and October 30, 1998 are as follows (in thousands):

                                   Quarter ended October 29, 1999

                                               Inter-            Consoli-
                           Core    Specialty  national   Other    dated

Net sales                $177,471  $116,923   $ 31,576  $     -  $325,970
Operating profit (loss)    (1,674)   14,556        456      552    13,890
Identifiable assets       257,510   140,577     76,794        -   474,881
Depreciation and
  amortization              2,526     1,757        620        -     4,903
Capital expenditures        4,211     2,498        550        -     7,259
Interest expense              254       164        140        -       558
Interest income          $      7  $      4   $      6  $     -  $     17


                                   Quarter ended October 30, 1998

                                               Inter-            Consoli-
                           Core    Specialty  national   Other    dated

Net sales                $185,410  $103,341   $ 33,671  $     -  $322,422
Operating profit (loss)    (3,468)    9,018        634   (5,633)      551
Identifiable assets       368,910   168,640     91,313        -   628,863
Depreciation and
  amortization              2,851     1,661        567        -     5,079
Capital expenditures        6,025     3,562        726        -    10,313
Interest expense            1,924       968        377        -     3,269
Interest income          $      1         -          6        -         7


                                 Nine months ended October 29, 1999

                                               Inter-            Consoli-
                           Core    Specialty  national   Other    dated

Net sales                $502,695  $274,427   $ 93,073  $     -  $870,195
Operating profit
  (loss) (1)                5,205    28,423     (1,691)    (647)   31,290
Identifiable assets       257,510   140,577     76,794        -   474,881
Depreciation and
  amortization              8,662     4,728      1,788        -    15,178
Capital expenditures        7,440     4,062      1,243        -    12,745
Interest expense              673       367        485        -     1,525
Interest income          $     20  $     11   $     24  $     -  $     55









                       LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 Nine months ended October 30, 1998

                                               Inter-            Consoli-
                           Core    Specialty  national   Other    dated

Net sales                $507,010  $231,771   $ 91,422  $     -  $830,203
Operating profit
  (loss) (2)                2,641    12,939       (813)  (6,047)    8,720
Identifiable assets       368,910   168,640     91,313        -   628,863
Depreciation and
  amortization              9,055     4,139      1,467        -    14,661
Capital expenditures       20,014     9,149     10,328        -    39,491
Interest expense            3,459     1,581      1,228        -     6,268
Interest income          $      1  $      1   $      6  $     -  $      8

(1) Includes non-recurring credits of $0.5 million and $1.3 million allocated to the core and specialty, respectively.

(2) Includes non-recurring charge of $1.0 million and $0.5 million allocated to the core and specialty segments, respectively.




































Item 2.                     MANAGEMENT'S DISCUSSION
                                 AND ANALYSIS

Results of Operations

              Three Months Ended October 29, 1999, compared with
                      Three Months Ended October 30, 1998

The company's net sales for the third quarter ended October 29, 1999, totaled $326.0 million, up 1 percent from sales of $322.4 million in the same quarter last year. Sales growth during the quarter just ended came from increased liquidations, from Corporate Sales and from the Kids catalog, partially offset by a 4 percent decline in the core business segment. Sales from the specialty business segment rose about 13 percent, while sales from the international business segment were down about 6 percent from the same period last year. During the third quarter, there was an increase in catalog productivity, or sales per page, due to the planned 20 percent reduction in the number of pages circulated. Third quarter sales on the company's Internet site www.landsend.com were about two and one-half times those in the same quarter last year. In the most recent fiscal year, Internet sales were $61 million, about 4.5 percent of total net sales.

Sales during the first five weeks of the fourth quarter (10/30/99 through 12/3/99) were down about 18 percent from sales in the similar period last year. The company's strategy this year has focused on improving profits, rather than being driven by growth. As part of that strategy, page circulation for the last six months of fiscal 2000 was reduced by about 20 percent. The sales shortfall was greater than anticipated based on the planned circulation reductions, especially toward the end of the five-week period ended December 3, 1999. In addition to decreased page circulation, other factors affecting sales were significantly fewer liquidation and promotional sales in the current year's fourth quarter, overall softness in most cold weather clothing categories and the shifting of a clearance catalog from the fourth quarter last year to the third quarter this year.

Gross profit in the quarter just ended was $140.8 million, or 43.2 percent of net sales, compared with $145.3 million, or 45.1 percent of net sales, in the similar quarter last year. The decrease in gross profit margin was primarily due to a higher level of liquidated merchandise and steeper markdowns, partially offset by lower merchandise costs through improved sourcing. Liquidations of excess inventory were about 16 percent of net sales in the quarter just ended, compared with about 12 percent in the similar period a year ago.

For the third quarter this year, selling, general and administrative expenses decreased 5.4 percent to $127.2 million, compared with $134.5 million for last year's third quarter. As a percentage of net sales, SG&A was 39.0 percent, compared with 41.7 percent in the similar period last year. The decrease in the SG&A ratio was primarily the result of the reduction in the number of pages mailed and greater overall catalog productivity. This was partially offset by increased media advertising and higher bonus and profit sharing expense due to a higher profit level in the quarter just ended.






During the quarter just ended, interest expense was $0.6 million, compared with $3.3 million in the same quarter last year. Lower inventory, coupled with lower capital expenditures and purchases of treasury stock, resulted in a decrease in the company's borrowing on short-term lines of credit, which stood at $41 million as of October 29, 1999, compared with $257 million a year ago.

Third quarter ending inventory was $231 million, down 39 percent from $379 million a year ago. We shipped about 91 percent of items at the time of order placement during the quarter just ended.

Net income for the quarter just ended was $8.8 million, compared with the $0.3 million earned in the same quarter last year. Diluted earnings per share for the quarter just ended were $0.28, compared with $0.01 in the prior year. Net income for the quarter just ended includes a foreign currency exchange after-tax gain of $0.4 million. The prior year's similar quarter included an after-tax loss of $3.4 million, resulting from unrealized losses due to strengthening of the yen against the U.S. dollar. Foreign currency exchange gains or losses will occur in response to currency market movements and the company's hedging strategy.

The company adopted SFAS 133 at the beginning of the third quarter of fiscal 2000. Pursuant to this standard, the ineffective portion of cash flow hedges and the fair value changes excluded from the company's effectiveness assessments are reflected in earnings as the changes occur. These changes resulted in a $0.3 million non-cash charge for the third quarter of fiscal 2000. For the company's cash flow hedges, changes in fair value are recognized in other comprehensive income to the extent determined to be effective until the hedged item is recognized in earnings. For the third quarter of fiscal 2000, $2.1 million of losses were recognized in other comprehensive income. Results of operations will continue to be affected by changes in fair value for these contracts, the amount and timing of which cannot be predicted.


               Nine Months Ended October 29, 1999, compared with
                      Nine Months Ended October 30, 1998

The company's net sales in the first nine months of fiscal 2000 increased 4.8 percent to $870.2 million from $830.2 million in the same period last year. The increase in net sales was due primarily to increased liquidations, the company's specialty business segment consisting of Corporate Sales, Kids and Coming Home, and the international business segment. Sales from the core segment were down. In particular, sales from the core monthly catalogs were lower, due to a reduction in the number of pages circulated, but productivity, or sales per page, increased.

Gross profit of $384.5 million for the first nine months of fiscal 2000 decreased 0.3 percent from $385.5 million in the same nine-month period last year. As a percentage of net sales, gross profit decreased from 46.4 percent in fiscal 1999 to 44.2 percent in fiscal 2000. The decrease in gross profit was due to higher sales of liquidated merchandise, at steeper markdowns and lower initial markups. Year-to-date liquidation sales were about 14 percent, compared with 10 percent during the same period last year.

Selling, general and administrative expenses decreased 3.5 percent to $352.9 million in the first nine months of fiscal 2000 from $365.6 million in the same period last year. As a percentage of net sales, selling, general and administrative expenses decreased to 40.6 percent in fiscal 2000 from 44.0 percent in fiscal 1999. The decrease in the SG&A ratio in the first nine months of fiscal 2000 was primarily the result of greater catalog productivity, or sales per page, lower paper prices, and lower salaries and benefit costs. These were partially offset by increased bonus and profit sharing expense related to the higher profitability level.

Net income in the first nine months of fiscal 2000 was up 259 percent to $19.7 million, or $0.64 per share, compared with $5.5 million, or $0.18 per share in the first nine months of the prior year. This year's first nine months included an addition to net income (after-tax) of $1.1 million, or $0.04 per share, from the reversal of a portion of the non-recurring charge taken last year. This was due to better-than-anticipated sell-through of Willis & Geiger liquidations and favorable lease terminations related to two store closing. Last year's nine months-to-date period included an after-tax non-recurring charge of $0.9 million, or $0.03 per share.

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

At October 29, 1999, the company had unsecured domestic credit facilities totaling $145 million, of which about $25 million had been used. On
November 17, 1999, the company entered into a new domestic credit facility with unsecured credit totaling $200 million. The company also maintains foreign credit lines for use in foreign operations totaling the equivalent of approximately $55 million as of October 29, 1999, of which $16 million was used.

Since fiscal 1990, the company's board of directors has authorized the company from time to time to purchase a total of 12.7 million shares of treasury stock. As of December 8, 1999, 11.6 million shares have been purchased, and there is a balance of 1.1 million shares available to the company. The company purchased 0.1 million shares of treasury stock during the nine months ended October 29, 1999.

Capital expenditures for fiscal 2000 are currently planned to be about
$24 million, of which about $12.7 million had been expended through October 29, 1999. Major projects to date as of October 29, 1999, pertained mainly to new computer hardware and software and distribution center equipment. The company believes that its cash flow from operations and borrowings under its current credit facilities will provide adequate resources to meet its capital requirements, treasury stock purchases and operational needs for the foreseeable future.




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

We began to address the Year 2000 issue in 1996 and established a Year 2000 project office in 1997. The project office works with our information systems department and outside consultants to identify and assess the Year 2000 readiness of our internal computer systems and microprocessors and, where appropriate, to remediate and test them. The project office is also involved with assessing the readiness of our suppliers to deal with the Year 2000 issue. The principal activities of our Year 2000 project office are as follows:

Internal Systems: Most of the software that is critical to our business runs on mainframe computers in a MVS operating environment, as well as on a few mid-range computers. Certain less important functions are performed on a mainframe computer in a VM operating environment. We have completed substantially all of the identification, assessment, remediation and unit testing efforts.

A substantial amount of the mainframe remediation and unit testing work has been performed by a consulting firm. Another firm was used to help configure and perform integration testing. End-to-end system integration testing of key applications was completed in the third quarter of 1999. However, due to the less critical nature of certain operations performed in the VM environment, further remediation in that area, as well as related unit and integration testing, is expected to continue throughout 1999 on a selectively prioritized basis, and some of these functions may not be remediated.

We completed the inventory and assessment of hardware and software associated with personal computers in 1998. We have also completed the remediation of substantially all PC components.

We have identified and assessed the microprocessors used in our warehouses and other facilities in the United States, Japan and the United Kingdom. We have not identified significant problems in this area and have substantially completed all remediation in this area.





Suppliers: Our Year 2000 project office is working closely with other departments, including merchandising, inventory and quality assurance, to track the Year 2000 readiness of our principal product vendors through written questionnaires, telephone calls and on-site visits. Among other things, we are evaluating the readiness of vendors' manufacturing processes and business operations and their ability to perform electronic data interchange with us. In addition, we are evaluating the vulnerability of vendors to possible interruption of the supply of key components of their products, such as fabric, buttons and zippers.

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

We have identified 112 suppliers of services and infrastructure items that are most important to our business operations. Each of these service providers has been assigned a business leader who is responsible for ensuring the Year 2000 assessment information is current as well as establishing contingency plans as needed. We currently believe that approximately 91 percent are either compliant or making substantial progress, while 9 percent may experience Year 2000-related problems and merit increased monitoring and contingency planning. With respect to our most critical telecommunications, catalog production and delivery providers, we have had extensive contacts with them and received substantial information concerning their Year 2000 readiness, and have identified no significant problems that are likely to be encountered.

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

Cost: The total cost of our Year 2000 efforts is expected to be about $21-22 million, which is being expensed as incurred except for about $1 million of hardware replacement costs that have been or will be capitalized. About $3.4 million of the total amount was incurred through the end of fiscal 1998 and approximately an additional $8.9 million in fiscal 1999. The costs incurred during the first three quarters of fiscal year 2000 amounted to roughly $7.3 million. We currently expect a total amount of about $8.5 million of expenditures will be incurred in fiscal 2000, and about $1 million in fiscal 2001. The timing and amount of these future expenditures are forward-looking and subject to uncertainties relating to our ongoing assessment of the Year 2000 issue and appropriate remediation efforts, contingency plans and responses to any problems that may arise. Our Year 2000 expenses have been paid out of our annual budgets for information services. Accordingly, other technology development projects have been delayed to the extent that resources have been devoted to the Year 2000 project.

Outlook

As previously announced, the company indicated that page circulation is being reduced by about 20 percent in the last half of fiscal 2000 to eliminate unprofitable mailings and in part to manage the transition from print to e-commerce. In the first half of next year, we plan to continue this strategy and expect it will have a similar but smaller impact on sales. We plan to reduce page circulation in the primary monthly catalogs by 5 to 10 percent through the first half of next year. In fiscal 2001, we plan to increase capital spending to the $40-$50 million range, primarily investing in our information technology infrastructure.

Statement regarding forward-looking information

Statements in this release that are not historical are forward looking, including, without limitation, statements about goals for Internet sales, anticipated cost savings, and possible circulation reductions and their anticipated effects on sales or profits. As such, these statements are inherently subject to a number of risks and uncertainties. Future results may be materially different from those expressed or implied by these statements due to a number of factors. Currently, the company believes that the principal factors that create uncertainty about its future results are the following: general economic or business conditions, both domestic and foreign; continued growth rates for e-commerce shopping; the company's ability to attract customers to the Internet; technology developments and their availability and cost; customer response to product offerings and initiatives; cost associated with printing and mailing catalogs; dependence on consumer seasonal buying patterns; and fluctuations in foreign currency exchange rates. The company's future results could, of course, be affected by other factors as well.






Item 3:  Quantitative and Qualitative Disclosure About Market Risk

The company uses derivative instruments to hedge, and therefore attempts to reduce its exposure to the effects of currency fluctuations on cash flows. The company is subject to foreign currency risk related to its transactions with operations in the United Kingdom, Japan, Germany and with foreign third party vendors. The company's risk management policy is to hedge the majority of merchandise purchases by foreign operations and from foreign third party vendors, which includes forecasted transactions, through the use of foreign exchange forward contracts and options to minimize this risk. The company's policy is not to speculate in derivative instruments for profit on the exchange rate price fluctuation, trade in currencies for which there are no underlying exposures, or enter into trades for any currency to intentionally increase the underlying exposure. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. As of October 29, 1999 the company had net outstanding foreign currency forward contracts totaling about $48 million, and options totaling $6 million.

The company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of its short-term borrowing and investment activities at variable interest rates. As of October 29, 1999 the company had no outstanding derivative instruments related to its debt or investments.



































                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         There are no material legal proceedings presently pending, except for routine litigation incidental to the business, to which Lands' End, Inc., is a party or of which any of its property is the subject.

Items 2 and 3 are not applicable and have been omitted.

Item 4.  Submission of Matters to a Vote of Security Holders
         There were no matters submitted to a vote of security holders for the quarter ended October 29, 1999.

Item 5.  is not applicable and has been omitted

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Table                                           Exhibit
              Number    Description                           Number

                10      Statement of Corporate Policy
                        Regarding Transactions in Securities     1

                10      Amended and Restated Non-employee
                        Director Stock Option Plan               2


         (b) There were no reports filed on Form 8-K during the three-month period ended October 29, 1999.



























                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and chief financial officer.
















                                             LANDS' END, INC.



Date:  December 8, 1999               By /s/ STEPHEN A. ORUM
                                             Stephen A. Orum
                                             Executive Vice President,
                                             and Chief Financial Officer






























                                                   EXHIBIT 10.1
                                                   As Amended 12/03/99

                               LANDS' END, INC.
                         STATEMENT OF CORPORATE POLICY
                            REGARDING TRANSACTIONS
                                IN SECURITIES

     This Statement of Corporate Policy applies to all officers, directors, employees and agents of Lands' End, Inc. (the "Company") and to the immediate Family Members (as defined below) of the officers and directors of the Company.

     1. It is the policy of the Company that it and its officers, directors, employees and agents comply with all applicable provisions of federal and state securities laws and regulations.

     2. No person covered by this Policy Statement shall purchase or sell any security issued by the Company (a "Company security") while such person is in possession of material information about the Company that has not been disclosed to the public, except for (a) the exercise of any stock option previously granted to such person by the Company (but not the sale of the underlying common stock) or any other transaction with the Company that either would not constitute a purchase or sale under Section 16 of the Securities Exchange Act of 1934 ("Section 16") or would constitute an exempt transaction under Section 16 and (b) any transaction with the Company that has been approved by the Board of Directors.

     3. No person covered by this Policy Statement may use any material information relating to the Company (or relating to any other company if such information has been obtained in the course of such person's employment by the Company) that has not been disclosed to the public as the basis for purchasing or selling any security issued by any other entity.

     4. No officer or director of the Company may purchase or sell any security issued by the Company except (a) during a Window Period (as defined below) or (b) with the prior approval of at least one of the Chairman, any Vice-Chairman or the President (as provided below), (c) pursuant to any transaction permitted by the exceptions to paragraph 2 above, or (d) pursuant to a public securities offering that has been registered by the Company under the Securities Act of 1933.

         (i) Unless otherwise determined in a specific instance by the Board of Directors, the term "Window Period" shall mean the period of thirty (30) business days which commences on (and includes) the third (3d) business day after and ends on (and includes) the thirty-second (32d) business day after any of the following dates: (A) the date of release for publication of the Company's summary statements of sales and earnings for each fiscal year, and for each of the first and second fiscal quarters, and (B) the date of release of the Company's summary sales and earnings for the first 47 weeks of its fiscal year (or comparable eleven-month period).


         (ii) The Chairman, any Vice-Chairman or the President shall not approve any purchase or sale pursuant to paragraph 4(b) unless (A) failure to approve the transaction would impose a material hardship on the officer or director proposing the transaction and (B) the transaction has been reviewed without objection by the General Counsel or (if the office of General Counsel is vacant, such other counsel for the company as may be designated by any of the foregoing officers). For purposes of this policy, a material hardship may include, without limitation, (A) needs arising primarily from personal financial planning considerations of the officer or director or (B) the practical inability of the officer or director to purchase or sell the desired amount of a security during a Window Period because of the amount involved. The Chairman, any Vice-Chairman or President may also consider the intended timing and duration of any proposed transaction or series of transactions and its temporal proximity to a Window Period.

     5. No officer or director of the Company (whether or not such person is subject to Section 16) shall purchase and sell, or sell and purchase (in each case, within the meaning of Section 16), any equity security of the Company within any period of less than six months, except for transactions that are exempt under Section 16.

     6. No officer or director of the Company (whether or not such person is subject to Section 16) shall sell any equity security of the Company if such person either (a) does not own the security sold or (b) does not deliver the security against such sale within twenty days thereafter or does not within five days after such sale deposit the security in the mails or other usual channels of transportation.

     7. No officer or director of the Company shall make any gift of a security issued by the Company, other than to an Immediate Family Member of such officer or director, while such officer or director is in possession of material information about the Company that has not been disclosed to the public. Subject to the foregoing sentence, gifts of Company securities may be made at any time and without further restriction to any charitable organization if such gift would give rise to a charitable deduction under the federal income tax code. No officer or director of the Company shall make any gift of Company securities to any person who is neither
         (a) an Immediate Family Member of such officer or director nor (b) a charitable organization described in the preceding sentence, unless the recipient of such gift has executed and delivered to the General Counsel an agreement in writing not to sell or otherwise dispose of such Company securities (or the common stock underlying any transferred option) for a period of at least six months after the gift is made. Notwithstanding the foregoing, no gift of an employee or director stock option granted by the Company be made except as permitted by the terms of such option, including the terms of the stock option plan of the Company pursuant to which it was granted, as in effect from time to time.

                                       2


     8. Each officer and director of the Company shall comply with all applicable filing requirements of paragraph (a) of
          Section 16 and of Rule 144 promulgated under the Securities Act of 1933. The Director of Investor Relations (or such other officer or employee who may be designated by the Chairman, any Vice-Chairman or President from time to time) shall implement a system to assist officers and directors in the timely filing of all required reports under the foregoing provisions.

     9. This policy shall apply to purchases, sales and gifts of Company securities by or for the account of an Immediate Family Member of an officer or director of the Company to the same extent as to such transactions by or for the account of such officer or director. As used in this policy, "Immediate Family Member" means (a) any member of the immediate family of an officer or director of the Company, other than adult family members who do not live with or depend financially on such officer or director and who exercise independent control over their personal investment decisions, (b) any trust or similar arrangement for the benefit of an officer or director or a person who is otherwise an Immediate Family Member, (c) any personal charitable foundation or similar arrangement established by an officer or director or a person who is otherwise an Immediate Family Member, and (d) with respect to any employee or director stock option granted by the Company, any other person to whom a gift of such option may be made pursuant to the terms of such option, including the terms of the stock option plan of the Company pursuant to which it was granted, as in effect from time to time.

     10. Each officer and director of the Company shall, and any other person covered by this Policy Statement may be required to, execute and deliver an annual statement to the Director of Investor Relations (or other officer or employee described above) certifying that such person has complied with this Policy Statement at all times after the date hereof (or such lesser time as such person has been covered hereby).

     11. The Director of Investor Relations (or other officer or employee described above) may adopt such reasonable procedures as he or she shall deem necessary or desirable in order to implement this Policy Statement.














                                       3


                                                   EXHIBIT 10.2
                                                   As Amended 12/03/99

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

      1.3 Adoption and Restatement of the Plan. The Lands' End, Inc. Non-Employee Director Stock Option Plan was adopted by the Company's Board of Directors on February 18, 1997 and approved by the Company's shareholders on May 14, 1997. The Lands' End, Inc. Non-Employee Director Stock Option Plan was amended and restated by the Company's Board of Directors on August 24, 1999 and December 3, 1999.

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

                (ii) Acceleration for Death or Disability. If the participant ceases to be a Non-Employee Director as a result of his or her death or "disability", the Initial Option shall immediately vest and become exercisable as to all of the Company Shares covered thereby as of the date of such termination. For this purpose a participant shall be considered "disabled" if the Committee determines in good faith that he or she is unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or which has lasted or can be expected to last for continuous period of not less than 12 months.

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

           (c)  New Directors.

                (i) Any person who became a Non-Employee Director for the first time after the Effective Date but before December 3, 1999 (whether to fill a vacancy or a newly-created director position) shall be granted, effective on December 3, 1999, an Option to purchase five thousand (5,000) Company Shares, which Option shall vest and become exercisable immediately upon the grant of such Interim Option.

                (ii) Any person who shall become a Non-Employee Director for the first time after December 3, 1999 (whether to fill a vacancy or a newly-created director position) shall be granted, on the date he or she first becomes a Non-Employee Director, an Option to purchase ten thousand (10,000) Company Shares, which Option shall vest and become exercisable immediately upon the grant of such Interim Option.

                (iii) Any person who shall become a Non-Employee
                      Director for the first time after the Effective Date and not on the date of an Annual Meeting (whether to fill a vacancy or a newly-created director position and whether before or after December 3, 1999) shall be granted, on the date he or she first becomes a Non-Employee Director, an Option (an "Interim Option") to purchase a number of Company Shares equal to five thousand (5,000) times a fraction, the numerator of which is the number of complete months from the date the Non-Employee Director is elected until the then anticipated date of the next Annual Meeting and the denominator of which is twelve (12). Each Interim Option shall vest and become exercisable immediately upon the grant of such Interim Option.

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