Form 10-K405
period 2000-01-28
LANDS END INC
filed 2000-04-26
CIK 799288

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          _______________________
                                 FORM 10-K
      (Mark one)
  _x_     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.  (FEE REQUIRED)
          For the fiscal year ended JANUARY 28, 2000

                                           OR

  ___     TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934. (NO FEE REQUIRED) For the transition period from _____ to _____

                        Commission file number 1-9769

                               LANDS' END, INC.
            (Exact name of registrant as specified in its charter)

           DELAWARE                                36-2512786
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)
Lands'End Lane, Dodgeville, Wisconsin               53595
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

As of March 31, 2000, the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was $738,944,810.

The number of shares of Common Stock ($0.01 par value) outstanding as of March 31, 2000, was 30,209,440.

                 DOCUMENTS INCORPORATED BY REFERENCE

              Documents                       Form 10-K Reference

   Notice of 2000 Annual Meeting and          Part III, Items 10,
 Proxy Statement dated April 24, 2000           11, 12 and 13




                      Lands' End, Inc. & Subsidiaries
                                 Index To
                        Annual Report On Form 10-K
                      For Year Ended January 28, 2000

Part I.                                                               Page
   Item 1.   Business .............................................  3-10
             Executive Officers of the Registrant ................. 10-11
   Item 2.   Properties ........................................... 12-13
   Item 3.   Legal Proceedings ....................................    13
   Item 4.   Submission of Matters to a Vote of Security Holders ..    13

Part II.

   Item 5.   Market for Registrant's Common Equity and Related
               Shareholder Matters ................................    14
   Item 6.   Selected Consolidated Financial Data .................    15
   Item 7.   Management's Discussion and Analysis of Consolidated
               Financial Condition and Results of Operations ...... 16-26
   Item 8.   Consolidated Financial Statements and Supplementary
               Data ............................................... 27-48
   Item 9.   Changes in and Disagreements on Accounting and
               Consolidated Financial Disclosure...................    49

Part III.

   Item 10.  Directors and Executive Officers of the Registrant....    49
   Item 11.  Executive Compensation ...............................    49
   Item 12.  Security Ownership of Certain Beneficial Owners and
               Management .........................................    49
   Item 13.  Certain Relationships and Related Transactions .......    49

Part IV.

   Item 14.  Exhibits, Consolidated Financial Statement Schedules,
               and Reports on Form 8-K ............................    50
Signatures   ......................................................    51


















                                                                       2



                                  PART I.

Item 1.   Business

Lands' End, Inc., is a leading direct marketer of traditionally styled, casual clothing for men, women and children, accessories, domestics, shoes and soft luggage. The company strives to provide products of exceptional quality at prices representing honest value, enhanced by a commitment to excellence in customer service and an unconditional guarantee. The company offers its products through multiple distribution channels consisting of regular mailings of its monthly primary catalogs, prospecting catalogs, specialty catalogs as well as through the Internet, its international businesses, and its inlet and outlet retail stores.

The company's growth strategy has three key elements. First, the company seeks to increase sales through its multiple channels of distribution both by expanding its customer base and by increasing sales to its existing customers through improvements in its merchandise offerings and creative presentations. Second, the company endeavors to generate additional sales by making targeted mailings of its specialty catalogs to existing and prospective customers, and by offering its products on the Internet. Third, the company is actively pursuing opportunities to apply its merchandising, marketing and order fulfillment skills abroad by continuing its efforts to expand the customer base through its operations in Japan, Germany, and the United Kingdom, and also by launching new Web sites in additional countries using local currencies and languages.

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

                 Core, Specialty and International Segments

The company organizes and manages its businesses based on type of catalog, which focuses on specific customer needs and markets served. The company has three operating segments consisting of core, specialty and international. Worldwide, the company mailed approximately 236 million full-price catalogs, including specialty catalogs, abridged issues and international catalogs. Company catalogs are mailed to customers throughout the world, and products are exported to more than 150 countries. Fulfillment for these export sales is handled through the company's Wisconsin facilities in the United States.





                                                                       3
                    Core Segment (U.S. Based Operations)

The core business segment consists of adult apparel offered through the company's regular monthly and prospecting catalogs and its two tailored catalogs - "First Person" for women and "Beyond Buttondowns" for men.
During fiscal 2000, the company mailed 11 issues of its regular monthly (primary) catalog with an average of 143 pages per issue from its U.S. based operations.

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

The company mails two tailored catalogs, First Person and Beyond Buttondowns. In fiscal 1994, the company introduced Textures, which was revamped as First Person Singular in fiscal 1997, and renamed First Person in fiscal 2000. First Person features women's finely tailored clothing and accessories suitable for the workplace. Beyond Buttondowns was introduced in fiscal 1991, and offers fine tailored clothing and accessories for men. In fiscal 2000, the company mailed five issues of its First Person catalog and six issues of its Beyond Buttondowns catalog.

                              Specialty Segment

The specialty business segment consists of Kids, Corporate Sales (which includes school uniforms) and Coming Home catalogs. The specialty catalogs have been developed over the years to target specific needs for additional merchandise identified by customers. Since fiscal 1991, the Kids catalog has offered a collection of comfortable, casual clothing for children. In fiscal 2000, the company mailed seven issues of its Kids catalog.

In fiscal 1994, Corporate Sales, the company's business-to-business catalog, was introduced. Corporate Sales offers quality products to groups, teams and clubs or to companies that use Lands' End's merchandise for corporate premiums or incentive programs. The company's embroidery capabilities allow for the design and monogram of unique logos or emblems for groups. Early in 2000, Corporate Sales launched its transaction-enabled Web site. Additionally, Corporate Sales is striving to build online custom stores for individual companies for their own employees' use. In fiscal 1998 a school uniform catalog was introduced that targets the growing trend in many public and private schools. In fiscal 2000, the company mailed four issues of its Corporate Sales catalog, and two issues of its school uniform catalog.

Since fiscal 1991, the Coming Home catalog offers domestic products, primarily bedding and bath items. In fiscal 2000, the company mailed six issues of its Coming Home catalog.



                                                                       4
               International Segment (Foreign Based Operations)

The international business segment is represented by operations in Japan, Germany and the United Kingdom. Catalogs mailed in these countries are written in the local languages and denominated in local currencies. In the fall of fiscal 2000, the company launched local Web sites in Japan, Germany and the United Kingdom in their respective local currencies and native languages.

In September 1991, the company launched its first United Kingdom (U.K.) catalog. In August 1993, the company opened a leased telephone order and distribution center in Oakham, England, which allowed the company to fill orders locally and greatly reduce delivery time to U.K. customers. Construction of a new phone and distribution center in Oakham was completed in the summer of 1998. Seven issues of the U.K. catalog were mailed in fiscal 2000.

In fall 1994, the company launched operations in Japan, and in fiscal 2000, the company mailed eight issues of the Japanese catalog. During fiscal 1998, the company's phone center and administrative office moved to a larger facility in Yokohama. The distribution center moved to Fujieda from Maebashi in fiscal 1997 to accommodate future growth. Packages are delivered from this warehouse in Fujieda which is managed by Lands' End's employees.

In August 1996, the company launched its first German catalog. Eight issues were mailed during fiscal 2000. The company's phone center and administrative functions operate from its Mettlach, Germany, offices. Orders are packed and shipped from the Lands' End distribution center in Oakham, England.

                Financial Information about business segments

See Note 12 to the Consolidated Financial Statements in Item 8 for segment financial data.

The Internet

Lands' End offers its customers a variety of shopping options, including shopping from its catalogs via toll-free telephone, mail, fax and through its Internet site. The Internet has allowed the company to attract new customers and better serve existing customers. More than 20 percent of our Internet buyers are totally new to Lands' End. The company offers online shopping, and other services to its customers on its user-friendly Web site at landsend.com. According to the National Retail Federation, landsend.com is the largest seller of apparel online.

The company had introduced two new shopping tools, Your Personal Model (TM) and Oxford Express (TM), on its Web site in fiscal 1999. Your Personal Model (TM) enables women to build and store a 3-D model of their body type. The model recommends outfits that flatter their body profiles and suggest sizes based upon the measurement data supplied by the customer. Similar to a helpful sales person, Oxford Express (TM) prompts the online shopper to provide sizes, fabrics, styles, collars, and cuff preferences. A digital image of the shirt appears, and customers can then order the shirt or change any feature to view new options.



                                                                       5
Two new innovations at landsend.com were launched in fiscal 2000 with the introduction of Lands' End Live (TM) and Shop With a Friend (TM). Lands' End Live (TM) allows customers to shop online with real-time assistance of a Lands' End customer service representative by telephone or by electronic chat. After clicking on the Lands' End Live (TM) button, the customer enters their name and telephone number, and an electronic signal is sent from their computer to a Lands' End Live (TM) personal shopper. The signal immediately calls back the customer and connects them and the personal shopper simultaneously by telephone and Internet browser. Once connected, the customer and the personal shopper can view the same Web pages simultaneously and forward Internet pages back and forth to each other while conversing on the telephone. A split screen feature is available for the personal shopper to help customers compare products side by side.

The other new feature, Shop With a Friend (TM), enables two people in separate locations to shop online together. The two shoppers are able to browse landsend.com while viewing the same pages simultaneously. Each shopper can point to pages on the site and the same page will instantly appear on the companion's screen, creating an interactive shopping adventure while being states, even countries, apart.

In November 1999, we expanded our global Internet presence by launching sites in Japan, Germany and the United Kingdom each of which feature Lands' End Live (TM) and Shop With a Friend (TM).


The company was repeatedly cited by the media and industry experts as having one of the most effective and innovative Web sites in the world, due to its innovations and continued dedication to customer service. Last year, FORTUNE (R) magazine named Lands' End one of 10 American companies that "really get it" when it comes to selling over the Internet.

Online customers at landsend.com can access the full line of Lands' End's products year round. Because the Internet lacks the same space constraints as the catalog, the site offers off-season products not available in current catalogs, such as swimsuits in the winter and outerwear during the summer.

The company will continue to make refinements to its Web site and to explore the development of interactive shopping to meet its customers expectations. However, marketing the company's products through regular and specialty catalogs is expected to remain the primary means of communicating with customers.

Customers

A principal factor in the company's success to date has been the development of its own list of active customers, many of whom have been identified through their response to the company's advertising. At the end of fiscal 2000, the company's mailing list consisted of about 29 million persons, approximately 6.2 million of whom are viewed as "current customers" because they have made at least one purchase from the company within the last 12 months. Also, 10.3 million customers have made at least one purchase from the company within the last 36 months. The company routinely updates and refines this list prior to individual catalog mailings to monitor customer interest as reflected in criteria such as the recency, frequency, dollar amount, and product type of purchases.







                                                                       6
The company believes that its customer list has desirable demographic characteristics and is well-suited to the products offered in the company's catalogs. A customer research survey conducted by the company in the United States as of January 1999 indicated that approximately 52 percent of its customers were in the 35-54 age group and had median incomes of $62,000.
This research indicated that approximately 90 percent of Lands' End customers attended or graduated from college. Their high academic achievement is reflected in their occupations, with almost two-thirds in professional or managerial positions.

Lands' End advertises its products internationally. The advertising campaign in the US consists of national, regional and local media, including network television, 12 national cable television networks, and 25 consumer directed magazines. The advertising campaign has been developed to communicate the Lands' End style message while reinforcing the existing attributes of the brand. The Corporate Sales division which sells embroidered products on a business-to-business basis is promoted via 11 targeted business and trade publications and trade shows. The company's retail locations are advertised on local radio and in daily newspapers in each of the respective markets. Internationally the Lands' End subsidiaries in the UK, Japan, and Germany advertise using a mixture of television, radio, print and out-of-home media as appropriate and affordable throughout the countries.

The company is not dependent upon any single customer, or upon any single group of customers, the loss of which would have a material effect on the company.

Product Development

Lands' End designs traditional clothing, accessories, luggage and products for the home that are classically inspired, simply styled and quality crafted to meet the changing tastes of the company's customers. The company aims to maintain customer loyalty by developing new product offerings, improving existing core products and reinforcing its value positioning.

The company continues to incorporate innovations in fabric, construction and detail that add value and excitement and differentiate Lands' End from the competition. In order to ensure that products are manufactured to the company's quality standards at reasonable prices, product managers, designers and quality assurance specialists develop the company's own product. They specify the fibers, fabric, product construction and manufacturing source for each item and are responsible for the styling and quality features of the products.

The company's apparel, domestics (primarily bedding and bath items), soft luggage and other products are produced worldwide by independent manufacturers, except for a portion of our adult soft luggage, polartec bedding, pet products, and polartec kids products that the company assembles. Independent manufacturers are selected, monitored and coordinated by the company's staff to assure conformity to strict standards of quality and of business conduct. The company believes the use of independent manufacturers increases its production capacity and flexibility and reduces costs.







                                                                       7
During fiscal 2000, the company had purchase orders for merchandise from about 360 domestic and foreign manufacturers, including intermediaries (agents). One manufacturer and one intermediary accounted for about 14 percent and 11 percent of the company's purchase order dollars, respectively, in fiscal 2000. The company would be subject to minimal risk in finding alternative sourcing if this manufacturer and/or intermediary experiences prolonged work stoppages or economic problems.

In fiscal 2000, 57 percent of our merchandise was imported, mainly from Asia, Central America, South America and Europe. The remaining 43 percent was made in the United States. The company will continue to take advantage of worldwide sourcing without sacrificing customer service or quality standards. The availability and cost of certain foreign products may be affected by United States and other countries' trade policies, economic events and the value of the United States dollar relative to foreign currencies.

Order Entry and Fulfillment

The company attempts to simplify catalog and interactive shopping as much as possible and believes that its fulfillment systems are among the best in the world. Lands' End utilizes toll-free telephone numbers and its Web site for customers to place orders, review product information, to request a catalog or to seek assistance. Approximately 80 - 85 percent of catalog orders are placed by telephone, with the remainder from the Internet, mail and fax.
When it comes to taking an order in one of our six phone centers or over the Web, there are more than 1,000 well-trained sales representatives on duty at any one time to handle customer requests. Additional services are provided through the company's Web site, the use of AT&T language lines to serve foreign customers and TDD (telephone device for the deaf). The company's three U.S. telephone centers are located in Dodgeville, Cross Plains and Reedsburg, Wisconsin. International telephone centers are located in Oakham, England, Yokohama, Japan and Mettlach, Germany.

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

Domestically, orders are generally shipped by United Parcel Service (UPS) at various tiered rates charged to customers dependent upon the total dollar value of each order. Other expedited delivery services are available at additional charges. Domestically, the company utilizes a two-day UPS service at standard rates, enhancing its customer service. Similar service is offered in International markets.






                                                                       8
Merchandise Liquidation

Liquidations, sales of overstocks and end-of-season merchandise at reduced prices, were approximately 12 percent, 10 percent and 8 percent of net sales in fiscal 2000, 1999 and 1998, respectively. A majority of liquidation sales were made through catalogs and other print media. The balance was sold principally through the company's Web site and its outlet and inlet retail stores.

Competition

The company's principal competitors are other catalog companies and retail stores, including specialty shops and department stores. The company may also face increased competition from other retailers as the number of television shopping channels and the variety of merchandise offered through electronic media increase. The apparel retail business in general is intensely competitive. Lands' End competes principally on the basis of merchandise value (quality and price), its established customer list and customer service, including fast order fulfillment, its unconditional guarantee ("GUARANTEED PERIOD" (R)), and its services and information provided at its user-friendly Web site.

The company is one of the leading catalog companies in the U.S. The company attributes the growth in the catalog industry to many factors including customer convenience, widespread use of credit cards, the use of toll-free telephone lines, customers having less time to shop in stores, and purchasing of product online through the Internet. At the same time, the catalog business is subject to uncertainties in the economy, which result in fluctuating levels of overall consumer spending. Due to the lead times required for catalog production and distribution and for product development, catalog retailers may not be able to respond as quickly as traditional retailers in an environment of rapidly changing prices. In the future, e-commerce growth should continually reduce lead times that are required by catalogs and decrease operating costs incurred in creating, printing and mailing catalogs.

Trademarks

The company uses the trademarks of "Lands' End" and "Coming Home" on products and catalogs. Some of the trademarks used in the catalogs include "Super-T" shirts, "Squall" jackets and "Drifter" sweaters. "Lands' End Live", "Shop With a Friend", "Oxford Express" and "Your Personal Model" are trademarks associated with personalized customer services offered through the company's Web site. With the exception of "Lands' End" and "Coming Home," the company believes that loss or abandonment of any particular trademark would not significantly affect its business.

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

                                                                       9
Employees

The company believes that its skilled and dedicated workforce is one of its key resources. Employees are not covered by collective bargaining agreements, and the company considers its employee relations to be very positive. As a result of the highly seasonal nature of the company's business, the size of the company's workforce varies, ranging from approximately 7,400 to 9,600 individuals in fiscal 2000. During the peak winter season of fiscal 2000, nearly 5,000 of the company's approximately 9,600 employees were temporary employees.

Executive Officers of the Registrant

The following are the executive officers of the company:

David F. Dyer, 50, is President, Chief Executive Officer and member of the board of directors since rejoining the company in October 1998. In 1989, Mr. Dyer entered the employ of the company as Managing Director of Home Furnishings, became Executive Vice President of Merchandising in 1990, and was named Vice Chairman, Merchandising and Sales in 1993. He was a director of the company from 1991 until August 1994. Mr. Dyer was president and chief operating officer of the Home Shopping Network from August 1994 until August 1995, at which time he became an independent catalog/retail consultant, most recently with the Texas Pacific Group and the J. Crew Group. From 1972 to 1989, Mr. Dyer was employed at Burdine's, a specialty retail chain, where he served as Senior Vice President of Marketing and General Merchandising Manager of Women's Apparel, Accessories and Cosmetics.

Lee Eisenberg, 53, is Executive Vice President and Creative Director since joining the company in February 1999. Since May 1995, Mr. Eisenberg was with TIME Magazine as Editor/Creative Development. In this capacity, he was involved in the launch of TIME for Kids. Mr. Eisenberg began his career at Esquire magazine in 1970, and went on to serve as their top editor.

Mindy Meads, 48, is Executive Vice President of Merchandising and Design, since rejoining the company in December 1998. Ms. Meads originally joined the company in 1991 as Vice President and Group Merchandising Manager for the women's apparel division and, in 1994, the men's and coed groups were added to her responsibilities. In January 1995, she was named Senior Vice President, Merchandising and Design. She left the company in 1996 to join Gymboree Corporation in San Francisco as their Senior Vice President and General Merchandise Manager. Before first joining Lands' End, Ms. Meads was Merchandise Manager for The Limited. Before The Limited, she had a 12-year tenure with R. H. Macy & Company of New York where she rose to Senior Vice President, Merchandise.

Stephen A. (Chip) Orum, 54, is Executive Vice President and Chief Financial Officer, titles held since January 1999. Mr. Orum joined the company as Vice President and Chief Financial Officer in June 1991. He was appointed Senior Vice President and Chief Financial Officer in February 1993 and became Executive Vice President and Chief Operating Officer, in addition to Chief Financial Officer, in October 1994. From 1994 until January 1999, Mr. Orum served as Executive Vice President and Chief Operating Officer. Prior to joining Lands' End, Mr. Orum was employed by Jos. A. Bank Clothiers, Inc. since 1982 in various capacities, reaching the position of Executive Vice President and Chief Financial Officer.



                                                                       10

Francis P. Schaecher, 52, is Senior Vice President of Operations. Mr. Schaecher joined the company in 1982 as Operations Manager. He served as Vice President of Operations from 1983 until 1990, at which time he assumed his present position.

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










































                                                                       11
Item 2.  Properties

The following table sets forth certain information of the company and its subsidiaries relating to their principal facilities as of January 28, 2000. None of these properties is subject to mortgage or collateral assignment.

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

    Iowa:
      Manufacturing plants in West Union and Elkader            Owned
    Illinois:
      Outlet stores in Evanston (C), Lombard, Niles,
        Schaumburg, Champaign and Springfield                   Leased
    Minnesota:
      Inlet (A) stores in Richfield and Minnetonka
        and Woodbury                                            Leased
      Travelers Inlet Store (B) at the Minneapolis/
        St. Paul International Airport                          Leased

    New York:
      Inlet (A)-store in Rochester                              Leased

  International Properties:
    United Kingdom:
      Warehouse, phone center, outlet store, and offices
        in Oakham                                               Owned
      Outlet store in Maidenhead, Bishop Centre
        Shopping Center                                         Leased
      Sourcing office in London                                 Leased
    Japan:
      Warehouse in Fujieda City                                 Leased
      Offices and phone center in Yokohama                      Leased
    Germany:
      Offices and phone center in Mettlach                      Leased
    Portugal:
      Sourcing office in Maia                                   Leased

The company believes that its facilities are in good condition, well maintained and suitable for their intended uses. In the fall of 2000, the company plans on expanding the Corporate Sales business by building a new facility in Stevens Point, Wisconsin.





                                                                       12
  (A) The company introduced its "inlet" (originally known only as outlet) concept during fiscal 1997. The "inlet" store enhances the additional outlet "overstock" store and offers face-to-face catalog shopping within a store. The "inlet" stores carry a limited selection of Lands' End signature items at regular catalog prices, along with expanded customer service that catalog customers have come to expect.

  (B) The Traveler's Inlet is located at the Minneapolis/St. Paul International Airport and carries only full-price merchandise and offers special services to travelers.

  (C)  The Evanston outlet store was closed as of January 29, 2000.


Item 3.  Legal Proceedings

  There are no material legal proceedings presently pending, except for routine litigation incidental to the business, to which the company is a party or of which any of its property is the subject.

Item 4.  Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 28, 2000.





































                                                                       13
                                  PART II.

Item 5.   Market for Registrant's Common Equity and Related Shareholder
          Matters

   Market Information

   The common stock of the company is listed and traded on the New York Stock Exchange. The stock tables in most daily newspapers list the company as "LandsE". Ticker symbol: LE. See Note 14 "Consolidated quarterly analysis" for information on the high and low stock prices of the company's common stock. The closing price of the company's stock on the New York Stock Exchange on March 31, 2000, (the record date) was $61.3125 per share.

   Shareholders

   As of March 31, 2000, the number of shareholders of record of common stock of the company was 2,048. This number excludes shareholders whose stock is held in nominee or street name by brokers.

   Dividends

   See Item 7 "Liquidity and capital resources" of Management's Discussion and Analysis for the company's decision not to pay cash dividends during fiscal years 2000, 1999 and 1998.

































                                                                     14

Item 6.  Selected Consolidated Financial Data

    FIVE-YEAR CONSOLIDATED FINANCIAL SUMMARY (unaudited)
    Lands' End, Inc. & Subsidiaries
    (In thousands, except for share data)

    Fiscal Year                  2000        1999        1998        1997         1996

    Income statement data:
    Net sales                 $1,319,823  $1,371,375  $1,263,629  $1,118,743   $1,031,548
    Pretax income                 76,244      49,500     101,825      84,919       50,925
    Percent to net sales             5.8%        3.6%        8.1%        7.6%         4.9%
    Net income                    48,034      31,185      64,150      50,952       30,555

    Per share of common stock:
    Basic earnings per share       $1.60       $1.02       $2.01       $1.54        $0.89
    Diluted earnings per share     $1.56       $1.01       $2.00       $1.53        $0.89
    Cash dividends per share           -           -           -           -            -
    Common shares outstanding     30,149      30,142      30,979      32,442       33,659

    Balance sheet data:
    Current assets             $ 289,408   $ 294,303   $ 299,146   $ 272,039    $ 222,089
    Current liabilities          150,872     205,283     182,013     145,566      114,744
    Property, plant, equipment
      and intangibles, net       166,788     161,616     134,326     106,006      101,408
    Total assets                 456,196     455,919     433,472     378,045      323,497
    Noncurrent liabilities         9,117       8,133       8,747       9,474        7,561
    Shareholders'investment     296,207     242,503     242,712     223,005       201,192

    Other data:
    Net working capital        $ 138,536    $ 89,020    $117,133    $126,473    $ 107,345
    Capital expenditures          28,013      46,750      48,228      17,992       14,780
    Depreciation and
      amortization expense        20,715      18,731      15,127      13,558       12,456
    Return on average
      Shareholders'investment        18%         13%         28%         24%          16%
    Return on average assets         11%          7%         16%         15%          10%




                                                                            15
Item 7. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

The company planned fiscal year 2000 as a transition year in which it reduced unprofitable mailings, reduced expenses and liquidated excess inventory to prepare for a reinvigorated and new merchandise offering.

For fiscal 2000, sales declined 3.8 percent. The decrease in net sales was primarily from the company's core business segment, offset in part by growth in the specialty business. Net income increased 54 percent to $48 million in fiscal 2000. Net income includes an after-tax non-recurring credit of $1.1 million for fiscal 2000, compared with an after-tax non-recurring charge of $7.9 million in fiscal 1999.

Consolidated statements of operations presented as a percentage of net sales:
                                       For the period ended
                              -------------------------------------
                              January 28,  January 29,  January 30,
                                 2000         1999         1998

Net sales                        100.0%       100.0%       100.0%

Cost of sales                     55.1         55.0         53.4

Gross profit                      44.9         45.0         46.6

Selling, general and
  administrative expenses         39.0         39.7         38.8
Non-recurring charge (credit)     (0.1)         0.9            -

Income from operations             6.0          4.4          7.8
Interest income (expense), net    (0.1)        (0.6)           -
Gain on sale of subsidiary           -            -          0.6
Other                             (0.1)        (0.2)        (0.3)

Income before income taxes         5.8          3.6          8.1
Income tax provision               2.2          1.3          3.0

Net income                         3.6%         2.3%         5.1%


Segment net sales

                 Jan. 28, 2000      Jan. 29, 1999      Jan. 30, 1998
(Amounts in            % of Net           % of Net           % of Net
millions)        Amount  Sales      Amount  Sales      Amount  Sales

Core             $  780    59%      $  861    63%      $  825    66%
Specialty           397    30%         364    27%         307    24%
International       143    11%         146    10%         132    10%
 Total net
  sales          $1,320   100%      $1,371   100%      $1,264   100%







                                                                    16
Segment Income (loss) before income taxes

                 Jan. 28, 2000     Jan. 29, 1999      Jan. 30, 1998
(Amounts in            % of Net           % of Net          % of Net
millions)        Amount  Sales     Amount   Sales     Amount  Sales

Core             $ 33    2.5 %     $ 27     2.0 %     $ 59     4.7%
Specialty          43    3.3 %       23     1.7 %       30     2.4%
International       2    0.2 %        5     0.3 %        8     0.6%
Other              (2)  (0.2)%       (5)   (0.4)%        5     0.4%
 Income before
  income taxes   $ 76    5.8 %     $ 50     3.6 %     $102     8.1%



Results of operations for fiscal 2000, compared with fiscal 1999

Net sales decreased by 3.8 percent

Net sales for the year just ended totaled $1.320 billion, compared with $1.371 billion in the prior year, a decrease of 3.8 percent. This decrease was greater than anticipated, even with the planned reduction in catalog pages mailed during the year. The specialty business segment had the strongest performance for fiscal 2000, with sales up about 9 percent to $396.3 million, due in large part due to another successful year for our Corporate Sales business-to-business division, which now accounts for about $140 million in sales. Sales for the core business segment were $780.3 million, down 9 percent from the prior year, due largely to an 18 percent page circulation reduction. Sales for the international business segment were $143.2 million, slightly down from $146 million last year. Lower inventory levels throughout the year resulted in a first-time fulfillment of about 88 percent.

Sales for November and December, the two most important months of our critical holiday season, were down almost 15 percent from the prior year. This was due principally to the planned strategy of mailing fewer catalog pages to reduce unprofitable mailings, the elimination of a full-size catalog at Thanksgiving time, and a lower level of liquidation sales compared with the prior year when catalog mailings and promotional pricing were aggressively increased to clear excess inventory. In January, the company traditionally mails its January full-price primary catalog, as well as an end-of-season clearance catalog. This year these two mailings were combined into one book, with only a small presentation devoted to full-price merchandise, resulting in a 30 percent page reduction and a 24 percent decline in sales for the month of January.

Our Internet sales at landsend.com more than doubled in fiscal 2000, with sales of $138 million, compared with $61 million in fiscal 1999. We continue to find that more than 20 percent of our Internet buyers are new to Lands' End, and believe this channel will continue to be an important growth opportunity for us.










                                                                    17
Gross profit margin

Gross profit for the year just ended was $593 million, or 44.9 percent of net sales, compared with $617 million, or 45.0 percent of net sales, for the prior year. During the first nine months of fiscal 2000, gross profit margin was running well below the prior year, due primarily to a higher level of liquidated merchandise sales at steeper markdowns. However, in the fourth quarter, gross profit margin was strong due to higher initial margins as a result of improved sourcing and the lower level of liquidations. Liquidations were about 12 percent of total net sales in fiscal 2000, compared with 10 percent in the prior year.

In fiscal 2000, the cost of inventory purchases was down 2.7 percent, compared with inflation of 0.5 percent in fiscal 1999. This reduction was a result of deflation, as well as more efficient negotiations with our suppliers. As a result, the LIFO reserve was reduced by $5.9 million in fiscal 2000.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses decreased 5.3 percent to $515 million in fiscal 2000, compared with $544 million in the prior year. The decrease was due to a reduction in the number of catalog pages mailed, somewhat offset by relatively higher fulfillment costs. As a percentage of sales, SG&A was 39.0 percent in fiscal 2000 and 39.7 percent in the prior year. The decrease in the SG&A ratio was primarily the result of the reduction in the number of pages mailed and greater overall catalog productivity (sales per page). The number of full-price catalogs mailed totaled 236 million in fiscal 2000, down 9 percent from the prior year, while the total number of pages mailed decreased by about 17 percent.

The cost of producing and mailing catalogs represented about 37 percent and 43 percent of total SG&A in fiscal 2000 and 1999, respectively.

Depreciation and amortization expense was $20.7 million, up 10.6 percent from the prior year, related primarily to additional computer hardware and software, and buildings. Rental expense was $15.5 million, down 0.8 percent from fiscal 1999, as a result of three store closings.

Utilization of credit lines decreased

Inventory decreased to $162 million in fiscal 2000, down 26 percent from $220 million in the prior year. As a result of lower inventory levels and reduced purchases of treasury stock, borrowing decreased under our short-term lines of credit. Interest expense decreased to $1.9 million in fiscal 2000, compared to $7.7 million in fiscal 1999. We spent $28 million in capital expenditures and purchased about $4.5 million in treasury stock. Our lines of credit peaked at $53 million in fiscal 2000, compared with a peak of $257 million in the prior year. At January 28, 2000, the company's foreign subsidiaries had short-term debt outstanding of $11.7 million and domestic operations had no outstanding borrowings. No long-term debt was outstanding at fiscal year-end 2000.





                                                                    18

Net income increased

Net income for fiscal 2000 was $48.0 million, up 54 percent from the $31.2 million earned in fiscal 1999. Diluted earnings per share for the year just ended were $1.56, compared with $1.01 per share for the prior year. In the third and fourth quarters of fiscal 1999, the company had after-tax non-recurring charges of $0.9 million and $7.0 million, respectively, or $0.26 per share for the entire fiscal year. Fiscal 2000 includes an addition to after-tax net income of $1.1 million, or $0.04 per share, from the reversal of a portion of that non-recurring charge. Before the effect of these adjustments, net income for the year just ended was $46.9 million, or $1.52 per diluted share, compared with fiscal 1999 net income of $39.1 million, or $1.27 per share. The diluted weighted average number of common shares outstanding was 30.9 million for fiscal 2000 and 30.8 million for fiscal 1999.

Segment results

The company has three business segments consisting of Core (regular monthly and prospecting catalogs, First Person, and Beyond Buttondowns), Specialty (Kids, Corporate Sales, and Coming Home catalogs) and International (foreign-based operations in Japan, United Kingdom and Germany). "Other" includes corporate expenses, intercompany eliminations, other income and deduction items that are not allocated to segments. (See Note 12.)

The core segment's net sales were $780.3 million or 59 percent of total net sales in fiscal 2000, which represent a decrease of $80.6 million from the prior year. Within the core operating segment, sales from the monthly and prospecting full-price catalogs were down from the prior year due principally to a planned reduction in circulation and pages mailed. Total pages circulated were down 18 percent in the core segment.

The specialty segment's net sales were $396.3 million or 30 percent of total net sales in fiscal 2000, which represents an increase of $31.8 million from the prior year. This sales increase was mainly from our Corporate Sales business-to-business division.

The international segment's net sales were $143.2 million or 11 percent of total net sales in fiscal 2000, which represents a decrease of $2.7 million from the prior year. The decrease was due mainly to lower sales for the United Kingdom and Japan.

Income (loss) before income taxes for the segments were: core increased by $5.4 million to $32.7 million in fiscal 2000 from $27.3 million in the prior year; specialty increased by $20.1 million to $43.1 million in fiscal 2000 from $23.0 million in the prior year; and international decreased by $2.4 million to $2.3 million in fiscal 2000 from $4.7 million last year. The core and specialty segments' increase in income before income taxes was primarily the result of the company's strategy to reduce circulation and focus on catalog productivity. In addition, both core and specialty segments incurred non-recurring credits of $0.5 million and $1.3 million, respectively. This compares to fiscal 1999 non-recurring charges of $7.6 million and $5.0 million allocated to core and specialty, respectively. International's decrease in income before income taxes was attributed mainly to its sales decrease in the United Kingdom and Japan.



                                                                    19
Adoption of SFAS 133

The company adopted SFAS 133 at the beginning of the third quarter of fiscal 2000. For the company's cash flow hedges, changes in fair value are recognized in shareholder's investment as other comprehensive income to the extent determined to be effective until the hedged item is recognized in earnings. For fiscal 2000, $0.6 million of gains were included in other comprehensive income. Prior to the adoption of SFAS 133 for fiscal 2000, $0.7 million of losses were recognized in other expenses. For fiscal 2000, $0.8 million of losses were recognized in other expenses compared to $1.9 million of losses in fiscal 1999. Pursuant to this standard, the ineffective portion of cash flow hedges, as well as certain changes related to the company's option contracts, are reflected in earnings as the changes occur. These changes resulted in a $0.1 million non-cash charge for fiscal 2000. Results of operations will continue to be affected by changes in fair value for these contracts, the amount and timing of which cannot be predicted.


Results of operations for fiscal 1999, compared with fiscal 1998

Net sales grew by 8.5 percent

Net sales for fiscal 1999 totaled $1.371 billion, compared with $1.264 billion in the prior year, an increase of 8.5 percent. The increase in sales was due primarily to additional catalogs and pages mailed to customers. The growth in sales came from all of the company's operating segments. In fiscal 1999, our company expanded the number of reported operating segments to three: core, specialty and international. Prior to this, only domestic and foreign segments were disclosed. (See Note 12.)

Within the core operating segment, sales from the monthly and prospecting full-price catalogs were down from the prior year despite an increase in pages circulated. The specialty segment has a higher operating profit compared with the core and international segments, due principally to higher gross profit margins and relatively lower costs of catalog advertising.

Fiscal 1999 inventory was $220 million, down 9 percent from $241 million in fiscal 1998. Inventory throughout most of the year was higher as we experienced softening sales, especially in the third quarter. To correct this, we instituted price rollbacks, price reductions and some promotional pricing in the fourth quarter. This helped increase sales, but also had a negative effect on the gross profit margin. Higher inventory levels throughout the year allowed the company to achieve a first-time fulfillment of 91 percent.

Gross profit margin decreased

Gross profit for fiscal 1999 was $617 million, or 45.0 percent of net sales, compared with $588 million, or 46.6 percent of net sales, for the prior year. The decrease in gross profit margin was due primarily to more steep markdowns on higher sales of liquidated merchandise, especially in the fourth quarter when we aggressively addressed our overstock situation, as well as from lower initial markups. Liquidations were about 10 percent of total net sales in fiscal 1999, compared with 8 percent in the prior year.



                                                                  20
In fiscal 1999, inflationary pressure was low, and costs of inventory purchases increased 0.5 percent, compared with 1.2 percent in fiscal 1998.

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

Over the past two years, catalog circulation had increased 22 percent and page circulation by 38 percent. This level of circulation was due in part to our efforts to clear excess inventory in the fourth quarter. Starting with fall of 1999, we will circulate fewer catalogs and pages to reduce less profitable mailings. This will have a negative effect on sales growth, but is expected to have a positive impact on operating profit margins by increasing catalog productivity, or sales per page.

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

Utilization of credit lines increased

Because of higher inventory levels and lower profits throughout the year, there was additional borrowing under our short-term lines of credit, increasing our interest expense to $7.7 million in fiscal 1999. In addition, we spent $47 million in capital expenditures and purchased about $36 million in treasury stock. Our lines of credit peaked at $257 million in October 1998, compared with a peak of $118 million in the prior year. At January 29, 1999, the company's foreign subsidiaries had short-term debt outstanding of $17.1 million and domestic operations had borrowings of $21.8 million. No long-term debt was outstanding at January 29, 1999.





                                                                    21
Net income decreased

Net income for fiscal 1999 was $31.2 million, down 51 percent from the $64.2 million earned in fiscal 1998. Diluted earnings per share for fiscal 1999 were $1.01, compared with $2.00 per share for the prior year. The diluted weighted average number of common shares outstanding was 30.8 million for fiscal 1999 and 32.1 million for fiscal 1998.

The fiscal 1999 results include an after-tax non-recurring charge of $7.9 million, or $0.26 per share. In the first quarter of fiscal 1998 the company had an after-tax gain of $4.9 million, or $0.15 per share, from the sale of its majority interest in The Territory Ahead. Before the effect of these adjustments, net income for fiscal 1999 was $39.1 million, or $1.27 per share, compared with $59.2 million, or $1.85 per share, in fiscal 1998.

Segment results

The core segment's net sales were $860.9 million or 63 percent of total net sales in fiscal year 1999, which represents an increase of $36.0 million from the prior year. Within the core operating segment, sales from the monthly and prospecting full-price catalogs were down from the prior year despite an increase in pages circulated.

The specialty segment's net sales were $364.6 million or 27 percent of total net sales in fiscal year 1999, which represents an increase of $57.6 million from the prior year. The specialty segment has a higher operating profit, compared with the core and international segments, due principally to higher gross profit margins and relatively lower catalog advertising costs.

The international segment's net sales were $145.9 million or 10 percent of total net sales in fiscal year 1999, which represents an increase of $14.1 million from the prior year.

Income before income taxes for the segments was: core decreased by $32.1 million to $27.3 million in fiscal year 1999 from $59.4 million in the prior year; specialty decreased by $7.2 million to $23.0 million in fiscal year 1999 from $30.2 million in the prior year; and international decreased by $3.0 million to $4.7 million in fiscal year 1999 from $7.7 million in the prior year. The decreases in the segments' income before income taxes were the result of steep markdowns on a higher portion of liquidated merchandise, and higher expenses resulting from lower productivity of the catalogs. In fiscal 1999, both the core and specialty segments incurred non-recurring charges of $7.6 million and $5.0 million, respectively.

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

                                                                    22
Nearly 34 percent of our annual sales came in the fourth quarter of fiscal 2000, compared to about 40 percent in fiscal 1999. Approximately 59 percent and 82 percent of before-tax profit was realized in the same quarter of fiscal 2000 and 1999, respectively.

Liquidity and capital resources

To date, the bulk of our working capital needs have been met through funds generated from operations and from short-term bank loans. Our principal need for working capital has been to meet peak inventory requirements associated with our seasonal sales pattern. In addition, our resources have been used to make asset additions and purchase treasury stock. During fiscal 2000 we entered into a new domestic credit facility providing unsecured credit totaling $200 million. As of January 28, 2000, the only reduction of this facility was $28.7 million of outstanding letters of credit. The company also maintains foreign credit lines for use in foreign operations totaling the equivalent of approximately $54 million, of which $11.7 million was used at January 28, 2000.

Since fiscal 1990, the company' board of directors has authorized the purchase of a total of 12.7 million shares of the company's common stock. A total of 0.1 million, 1.1 million and 1.5 million shares have been purchased in the fiscal years ended January 28, 2000, January 29, 1999 and January 30, 1998, respectively. As of January 28, 2000, 11.6 million shares have been purchased, and there is a balance of 1.1 million shares authorized to be purchased by the company.

The board of directors from time to time evaluates its dividend practice. Given our current authorization to buy back additional shares, the payment of cash dividends is not planned for the foreseeable future.

Capital investment

Capital investment was about $28 million in fiscal 2000. Major projects included computer hardware and software and distribution center equipment.

In the coming year, we plan to invest about $50 million in capital expenditures, investing primarily in our information technology. We believe that our cash flow from operations and borrowings under our current credit facilities will provide adequate resources to meet our capital requirements and operational needs for the foreseeable future.

Other matters

Year 2000

We began to address the Year 2000 issue (possibility that some date-sensitive computer software will not correctly process two-digit year references and other date-related functions) in 1996, and established a Year 2000 project office in 1997. The project office worked with our information systems department and outside consultants to identify and assess the Year 2000 readiness of our internal computer systems and microprocessors and, where appropriate, to remediate and test them. The project office also worked with our buyers, quality assurance and other personnel to assess the readiness of our suppliers.


                                                                    23
We completed substantially all the identification, assessment, remediation and testing of significant internal systems (mainframe, mid-range and personal computers, and embedded hardware and software in our warehouses and other operations) by the fourth quarter of 1999, and have encountered no material Year 2000-related problems in those systems. We have also encountered no material problems in the ability of our product vendor and supply base to deliver goods and services. Although we believe no further significant Year 2000 contingencies exist, contingency plans developed throughout 1999 remain available for implementation in the event such problems were to develop.

Cost: The total cost of our Year 2000 efforts is expected to be approximately $21 million, which is being expensed as incurred except for $1.2 million of hardware replacement costs that has been capitalized. About $3.4 million of the total amount was incurred through the end of fiscal 1998. An additional $8.9 million was spent in fiscal 1999, and $8.7 million was incurred in fiscal 2000. We currently expect total expenditures of less than $100,000 in fiscal 2001. The timing and amount of these future expenditures are forward-looking and subject to uncertainties relating to our ongoing assessment of the Year 2000 issue, as well as the occurrence and response to any problem that may arise. Our Year 2000 expenses have been part of our annual budgets for information services. Accordingly, other technology development projects have been delayed to the extent that resources have been devoted to the Year 2000 project.

Market risk disclosure

The company uses derivative instruments to hedge, and therefore attempts to reduce its exposure to the effects of currency fluctuations on cash flows. The company is subject to foreign currency risk related to its transactions with operations in the United Kingdom, Japan, Germany and with foreign third-party vendors. The company's foreign currency risk management policy is to hedge the majority of merchandise purchases by foreign operations and from foreign third-party vendors, which includes forecasted transactions, through the use of foreign exchange forward contracts and options to minimize this risk. The company's policy is not to speculate in derivative instruments for profit on the exchange rate price fluctuation, trade in currencies for which there are no underlying exposures, or enter into trades for any currency to intentionally increase the underlying exposure. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract.

As of January 28, 2000, the company had net outstanding foreign currency forward contracts totaling about $46 million and options totaling $4 million. Based on the anticipated cash flows and outflows for the next 12 months and the foreign currency derivative instruments in place at January 28, 2000, a hypothetical 10 percent strengthening of the U.S. dollar relative to all other currencies would adversely affect the expected fiscal 2001 cash flows by $2.1 million.

The company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of its short-term borrowing and investment activities at variable interest rates. As of January 28, 2000, the company had no outstanding financial instruments related to its




                                                                    24
debt or investments. At January 28, 2000, a sensitivity analysis was performed for its short-term debt and investments that have interest rate risk. The company has determined that a 10 percent change in the company's weighted average interest rates would have no material effect on the consolidated financial statements.

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

Addendum: Subsequent to the publication of the above in the annual report, the Commission submitted its final report to Congress on April 3, 2000. Among other recommendations, the majority of the Advisory Commission favors the extension of the moratorium for an additional five years, until 2006. We are currently analyzing the Commission's full report, and Congress' response.

Business outlook

In the year just ended, one of the company's major initiatives had been to revamp its merchandise line. Beginning with the spring line this year, more new and enhanced products are being offered to customers than ever before. Due to changes in sourcing and more successful negotiations with its vendors, the company expects an improvement in gross profit margin of about 225 basis points for fiscal 2001. About one-third of the increased margin dollars will be invested in additional Internet and national advertising.






                                                                    25
Another major initiative for the year just ended was to reduce unprofitable mailings, and as the company anniversaries these significant cuts, beginning with this year's second quarter, it will focus on growth from a more productive base. Our circulation strategy for fiscal 2001 will include an increase of about 6 percent in page circulation for the year, most of which will take place in the fourth quarter. Due to improved merchandise offerings and more compelling creative presentations, the company expects sales to improve somewhat more than the 6 percent increase in page circulation. Based on these expectations, the company's goal is to achieve about a 7.5 percent pretax profit on net sales. Because of circulation changes currently planned, the company anticipates fluctuating quarterly comparisons with the prior year for both sales and earnings.

For the first half of fiscal 2001, the company anticipates a sales increase in the mid-single digits, together with a strong increase in earnings. The first quarter is expected to show flat sales on 5 percent fewer pages mailed, with somewhat weaker earnings. The sales comparison trend excludes the impact of the discontinued Willis & Geiger business, which accounted for $11 million in sales in the first quarter of fiscal 2000. In the second quarter of fiscal 2001, the company plans to increase circulation and anticipates strong sales for that period.

The company anticipates that the fourth quarter will represent the largest improvement over the prior year in both sales and earnings, in light of the planned merchandise introductions and the current circulation strategy for the last half of fiscal 2001.

               Statement regarding forward-looking information

Statements in this report (including, but not limited to, the Management's Discussion and Analysis) that are not historical, including, without limitation, statements regarding our goals for fiscal 2001 sales, gross profit margin, pretax profit and earnings, as well as anticipated sales trends and future development of our business strategy, are considered forward-looking in this report. As such, these statements are subject to a number of risks and uncertainties. Future results may be materially different from those expressed or implied by these statements due to a number of factors. Currently, we believe that the principal factors that create uncertainty about our future results are the following: customer response to our new merchandise introductions, circulation changes and other initiatives; general economic or business conditions, both domestic and foreign; effects of shifting patterns of e-commerce versus catalog purchases; costs associated with printing and mailing catalogs; dependence on consumer seasonal buying patterns; and fluctuations in foreign currency exchange rates. Our future results could, of course, be affected by other factors as well.

The company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.







                                                                    26
Item 8.  Consolidated Financial Statement and Supplementary Data

Consolidated Statement of Operations
Lands' End, Inc. & Subsidiaries
(In thousands, except per share data)

                                             For the period ended
                                   -----------------------------------
                                   January 28, January 29, January 30,
                                      2000         1999        1998

Net sales                          $1,319,823  $1,371,375  $1,263,629
  Cost of sales                       727,291     754,661     675,138

Gross profit                          592,532     616,714     588,491

  Selling, general and
    administrative expenses           515,375     544,446     489,923
  Non-recurring charge (credit)        (1,774)     12,600           -

Income from operations                 78,931      59,668      98,568

Other income (expense):
  Interest expense                     (1,890)     (7,734)     (1,995)
  Interest income                         882          16       1,725
  Gain on sale of subsidiary                -           -       7,805
  Other                                (1,679)     (2,450)     (4,278)

  Total other income (expense),
    net                                (2,687)    (10,168)      3,257

Income before income taxes             76,244      49,500     101,825
Income tax provision                   28,210      18,315      37,675

Net income                         $   48,034  $   31,185  $   64,150

Basic earnings per share           $     1.60  $     1.02  $     2.01

Diluted earnings per share         $     1.56  $     1.01  $     2.00

Basic weighted average shares
  outstanding                          30,085      30,471      31,851
Diluted weighted average shares
  outstanding                          30,854      30,763      32,132

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.











                                                                    27
Consolidated Balance Sheets
Lands' End, Inc. & Subsidiaries
(In thousands)
                                              January 28, January 29,
                                                 2000         1999
Assets
Current assets:
  Cash and cash equivalents                   $  76,413   $   6,641
  Receivables, net                               17,753      21,083
  Inventory                                     162,193     219,686
  Prepaid advertising                            16,572      21,357
  Other prepaid expenses                          5,816       7,589
  Deferred income tax benefits                   10,661      17,947
Total current assets                            289,408     294,303

Property, plant and equipment, at cost:
  Land and buildings                            102,776     102,018
  Fixtures and equipment                        175,910     154,663
  Leasehold improvements                          4,453       5,475
Total property, plant and equipment             283,139     262,156
  Less-accumulated depreciation
  and amortization                              117,317     101,570
Property, plant and equipment, net              165,822     160,586
Intangibles, net                                    966       1,030

Total assets                                  $ 456,196   $ 455,919

Liabilities and shareholders' investment
Current liabilities:
  Lines of credit                             $  11,724   $  38,942
  Accounts payable                               74,510      87,922
  Reserve for returns                             7,869       7,193
  Accrued liabilities                            43,754      54,392
  Accrued profit sharing                          2,760       2,256
  Income taxes payable                           10,255      14,578
Total current liabilities                       150,872     205,283

Deferred income taxes                             9,117       8,133

Shareholders' investment:
  Common stock, 40,221 shares issued                402         402
  Donated capital                                 8,400       8,400
  Additional paid-in capital                     29,709      26,994
  Deferred compensation                            (236)       (394)
  Accumulated other comprehensive income          2,675       2,003
  Retained earnings                             454,430     406,396
  Treasury stock, 10,071 and 10,317
    shares at cost, respectively               (199,173)   (201,298)
Total shareholders' investment                  296,207     242,503
Total liabilities and shareholders'
  investment                                  $ 456,196   $ 455,919

The accompanying notes to consolidated financial statements are an Integral part of these consolidated balance sheets.



                                                                    28


Lands' End, Inc. & Subsidiaries
Consolidated Statements of Shareholders' Investment
                                                                                      Accumulated
                                                            Additional                   Other
                              Comprehensive Common  Donated   Paid-in     Deferred   Comprehensive  Retained   Treasury
(Dollars in thousands)           Income     Stock   Capital   Capital   Compensation     Income     Earnings     Stock      Total

Balance, Jan. 31, 1997                      $402    $8,400    $26,230     $(1,370)       $  378     $311,061  $(122,096)  $223,005
 Purchase of treasury stock                    -         -          -           -             -            -    (45,899)   (45,899)
 Issuance of treasury stock                    -         -          -           -             -            -        409        409
 Tax benefit of stock
  options exercised                            -         -        227           -             -            -          -        227
Deferred compensation expense                  -         -          -         323             -            -          -        323
Comprehensive income:
 Net income                     $64,150        -         -          -           -             -       64,150          -     64,150
Other comprehensive income:
  Foreign currency translation
   adjustments                      497        -         -          -           -           497            -          -        497
                                -------
Comprehensive income            $64,647
                                =======
                                            ____    ______    _______     _______        ______     ________  _________   ________
Balance, Jan. 30, 1998                      $402    $8,400    $26,457     $(1,047)       $  875     $375,211  $(167,586)  $242,712
 Purchase of treasury stock                    -         -          -           -             -            -    (35,557)   (35,557)
 Issuance of treasury stock                    -         -          -           -             -            -      1,845      1,845
 Tax benefit of stock
  options exercised                            -         -        537           -             -            -          -        537
Deferred compensation expense                  -         -          -         653             -            -          -        653
Comprehensive income:
 Net income                     $31,185        -         -          -           -             -       31,185          -     31,185
Other comprehensive income:
  Foreign currency translation
   adjustments                    1,128        -         -          -           -         1,128            -          -      1,128
                                -------
Comprehensive income            $32,313
                                =======
                                            ____    ______    _______     _______        ______     ________  _________   ________
Balance, January 29, 1999                   $402    $8,400    $26,994     $  (394)       $2,003     $406,396  $(201,298)  $242,503
Purchase of treasury stock                     -         -          -           -             -            -     (4,516)    (4,516)
Issuance of treasury stock                     -         -          -           -             -            -      6,641      6,641
Tax benefit of stock
  options exercised                            -         -      2,715           -             -            -          -      2,715
  Deferred compensation expense                -         -          -         158             -            -          -        158
Comprehensive income:
 Net income                     $48,034        -         -          -           -             -       48,034          -     48,034
Other comprehensive income:
  Foreign currency translation
   adjustments                       92        -         -          -           -            92            -          -         92
Unrealized gain on forward
  contracts and options             580        -         -          -           -           580            -          -        580
                                -------
Comprehensive income            $48,706
                                =======
                                            ____    ______    _______     _______        ______     ________  _________   ________
Balance, January 28, 2000                   $402    $8,400    $29,709     $(236)         $2,675     $454,430  $(199,173)  $296,207

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.




Consolidated Statements of Cash Flows
Lands' End, Inc. & Subsidiaries                   For the period ended
(In thousands)                                ----------------------------
                                              Jan. 28,  Jan. 29,  Jan. 30,
                                                2000      1999      1998

Cash flows from (used for) operating activities:
  Net income                                  $ 48,034  $ 31,185  $ 64,150
  Adjustments to reconcile net income to net
    cash flows from operating activities-
    Non-recurring charge (credit)               (1,774)   12,600         -
    Depreciation and amortization               20,715    18,731    15,127
    Deferred compensation expense                  158       653       323
    Deferred income taxes                        8,270    (5,948)   (1,158)
    Pre-tax gain on sale of subsidiary               -         -    (7,805)
    Loss on disposal of fixed assets               926       586     1,127
    Changes in assets and liabilities excluding
      the effects of divestitures:
      Receivables, net                           3,330    (5,640)   (7,019)
      Inventory                                 57,493    21,468  (104,545)
      Prepaid advertising                        4,785    (2,844)   (7,447)
      Other prepaid expenses                     1,773    (2,504)   (1,366)
      Accounts payable                         (13,412)    4,179    11,616
      Reserve for returns                          676     1,065       944
      Accrued liabilities                       (7,664)    6,993     8,755
      Accrued profit sharing                       504    (2,030)    1,349
      Income taxes payable                      (4,323)   (5,899)   (1,047)
    Other                                        3,387     1,665        64
Net cash flows from (used for) operating
  activities                                   122,878    74,260   (26,932)

Cash flows from (used for) investing activities:
  Cash paid for capital additions              (28,013)  (46,750)  (47,659)
  Proceeds from sale of subsidiary                   -         -    12,350
Net cash flows used for investing activities   (28,013)  (46,750)  (35,309)

Cash flows from (used for) financing activities:
  Proceeds from (payment of) short-term debt   (27,218)    6,505    21,242
  Purchases of treasury stock                   (4,516)  (35,557)  (45,899)
  Issuance of treasury stock                     6,641     1,845       409
  Net cash flows used for financing activities (25,093) (27,207) (24,248) Net increase (decrease) in cash
  and cash equivalents                          69,772       303   (86,489)

Beginning cash and cash equivalents              6,641     6,338    92,827
Ending cash and cash equivalents              $ 76,413  $  6,641  $  6,338

Supplemental cash flow disclosures:
  Interest paid                               $  1,890  $  7,693  $  1,995
  Income taxes paid                             21,078    27,857    39,337

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.






                                                                       30


Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

Note 1. Summary of significant accounting policies

Nature of business

Lands' End, Inc. (the company) is a direct marketer of traditionally styled apparel, domestics (primarily bedding and bath items), soft luggage, and other products. The company manages its business in three operating segments consisting of core, specialty and international, based principally on type of catalog focusing on customer needs and markets served. The company's primary market is the United States, and other markets include Europe, the Pacific Basin area and Canada.

Principles of consolidation

The consolidated financial statements include the accounts of the company and its subsidiaries after elimination of intercompany accounts and transactions.

Year-end

The company's fiscal year is comprised of 52-53 weeks ending on the Friday closest to January 31. Fiscal 2000 ended on January 28, 2000, fiscal 1999 ended on January 29, 1999, and fiscal 1998 ended on January 30, 1998. All three years were comprised of 52 weeks.

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

Inventory

Inventory, primarily merchandise held for sale, is stated at last-in, first-out (LIFO) cost, which is lower than market. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventory would have been approximately $21.0 million and $26.9 million higher than reported at January 28, 2000 and January 29, 1999, respectively.

Advertising

The company expenses the costs of advertising for magazines, television, radio, and other media the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits.

Direct-response advertising consists primarily of catalog production and mailing costs that are generally amortized within three months from the date catalogs are mailed. Advertising costs reported as prepaid assets were $16.6 million and $21.4 million as of January 28, 2000 and
January 29, 1999, respectively. Advertising expense was $225.0 million, $262.9 million and $226.7 million for fiscal years ended January 28, 2000, January 29, 1999 and January 30, 1998, respectively.
                                                                    31


Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

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

Financial instruments with off-balance-sheet risk

The company uses import letters of credit to purchase foreign-sourced merchandise. The letters of credit are primarily U.S. dollar-denominated and are issued through third-party financial institutions to guarantee payment for such merchandise within agreed-upon time periods. At January 28, 2000, the company had outstanding letters of credit of approximately $28.7 million, all of which had expiration dates of less than one year.

The counterparties to the financial instruments discussed above are primarily large financial institutions; management believes the risk of counterparty nonperformance on these financial instruments is not significant.

Foreign currency translations and transactions

Financial statements of the foreign subsidiaries are translated into U.S. dollars in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 52. Translation adjustments are recorded in accumulated other comprehensive income, which is a component of stockholders' equity. Foreign currency transaction gains and losses, recorded as other income and expense on the consolidated statements of operations, included losses of $0.8 million, $1.9 million and $3.8 million in fiscal 2000, 1999, and 1998 respectively.

Fair values of financial instruments

The fair value of financial instruments does not materially differ from their carrying values.

Reclassifications

Certain financial statement amounts have been reclassified to be consistent with the fiscal 2000 presentation.



                                                                    32
Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

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

Treasury stock

The company's board of directors has authorized the purchase of a total of
12.7 million shares of the company's common stock. A total of 11.6 million, 11.4 million and 10.3 million shares had been purchased as of January 28, 2000, January 29, 1999 and January 30, 1998, respectively.

Treasury stock activity in terms of shares was as follows:

                                      For the period ended
                         ---------------------------------------------
                         Jan. 28, 2000   Jan. 29, 1999   Jan. 30, 1998

     Beginning balance    10,317,118       9,281,138       7,778,258
       Purchase of stock     122,400       1,144,460       1,533,880
       Issuance of stock    (368,650)       (108,480)        (31,000)

     Ending balance       10,070,868      10,317,118       9,281,138

Earnings per share

A reconciliation of the basic and diluted per share computations is as follows (dollars are shown in thousands, except per share data):

                                      Jan. 28,    Jan. 29,    Jan. 30,
                                        2000        1999        1998

Net income                            $48,034     $31,185     $64,150
Basic weighted average shares of
  common stock outstanding             30,085      30,471      31,851
Incremental shares from assumed
  exercise of stock options               769         292         281
Diluted weighted average shares of
  common stock outstanding             30,854      30,763      32,132

Basic earnings per share              $  1.60     $  1.02     $  2.01

Diluted earnings per share            $  1.56     $  1.01     $  2.00







                                                                   33

Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

As of January 28, 2000, 130,000 shares of common stock with exercise prices ranging from $46.56 to $66.13 per share were not included in the computation of diluted EPS, because the options' exercise prices were greater than the average market price of the common shares during fiscal 2000.

Stock awards and grants

The company has a restricted stock award plan. Under the provisions of the plan, a committee of the company's board of directors may award shares of the company's common stock to its officers and key employees. Such shares vest over a five- or 10-year period on a straight-line basis from the date of the award.

The granting of these awards and grants has been recorded as deferred compensation based on the fair market value of the shares at the date of grant. Compensation expense under these plans is recorded as shares vest. The balance of the awards and grants totaled 17,960 shares, 31,000 shares and 77,000 shares for the period ended January 28, 2000, January 29, 1999, and January 30, 1998, respectively.

Stock options

The company has 5.5 million shares of common stock and 0.4 million shares of treasury shares that may be issued pursuant to the exercise of options granted under the company's Stock Option Plan (for employees) and the Non-Employee Director Stock Option Plan, respectively.

Under the company's stock option plans, options are granted at the discretion of a committee of the company's board of directors to officers, key employees of the company, and members of the board of directors of the company who are not also employed by the company. No option may have an exercise price less than the fair market value per share of the common stock at the date of the grant.

Activity under the stock option plans was as follows:

                                                Average
                                                Exercise   Exercisable
                                      Options     Price      Options

      Balance at January 31, 1997   1,150,400    $18.49      193,140
        Granted                       347,917    $33.45
        Exercised                     (31,000)   $13.21
        Forfeited                           -         -
      Balance at January 30, 1998   1,467,317    $21.42      350,107
        Granted                     1,874,000    $23.73
        Exercised                    (108,480)   $17.01
        Forfeited                    (541,330)   $22.35
      Balance at January 29, 1999   2,691,507    $23.41      473,597
        Granted                       591,000    $38.64
        Exercised                    (368,650)   $18.02
        Forfeited                    (137,840)   $32.17
      Balance at January 28, 2000   2,776,017    $26.94    1,371,397



                                                                    34
Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

The range of options outstanding as of January 28, 2000 is as follows:

                                                               Weighted
                                                                Average
Remaining                      Number of Options        Weighted Average
Contractual
Price Range           Shares               Exercise Price         Life
 Per Share    Outstanding/Exercisable  Outstanding/Exercisable (In years)

$15.00-$29.99   1,490,600/1,237,230        $19.58/$19.36           8.2
$30.00-$44.99   1,155,417/  129,167         33.16/ 32.48           9.0
over $45.00       130,000/    5,000         56.01/ 57.56           9.5

                2,776,017/1,371,397        $26.94/$20.73           8.6

The options above generally have a 10-year term. Options granted under the company's Stock Option Plan generally vest from six months to five years; options granted under the Non-Employee Director Stock Option Plan vest over a period from zero to two years.

Stock-based compensation

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the company accounts for its stock-based compensation plans as presented by APB Opinion No. 25 and related interpretations. Accordingly, compensation costs related to the stock awards and grants were $0.2 million, $0.7 million and $0.3 million in fiscal 2000, 1999, and 1998, respectively. These compensation costs are recorded in deferred compensation in the shareholders' investment section of the consolidated balance sheet.

Had compensation cost for the company's options granted after January 27, 1995 been determined consistent with the provisions of SFAS No. 123, the company's net income and earnings per share would have been reduced to the following pro forma amounts:

(In thousands,                    Jan. 28,     Jan. 29,     Jan. 30,
 except per share data)             2000         1999         1998

Net income
  As reported                     $48,034      $31,185      $64,150
  Pro forma                       $42,378      $26,429      $62,511

Basic earnings per share
  As reported                     $  1.60      $  1.02      $  2.01
  Pro forma                       $  1.41      $  0.87      $  1.96

Diluted earnings per share
  As reported                     $  1.56      $  1.01      $  2.00
  Pro forma                       $  1.38      $  0.86      $  1.95








                                                                    35
Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

The fair value of each option grant was estimated as of the date of grant using the Black-Scholes pricing model. The resulting compensation cost was amortized over the vesting period.

The option grant fair values and assumptions used to determine such value are as follows:

Options granted during                 2000        1999        1998
Weighted average grant-date
  fair value                          $19.74      $11.21      $17.02
Assumptions:
  Risk-free interest rate               5.58%       4.74%       6.10%
  Expected volatility                  38.55%      35.86%      37.30%
  Expected term (in years)               7.0         7.0         7.0

Note 3.  Income taxes

Earnings before income taxes consisted of the following (in thousands):

                        2000           1999         1998
United States         $ 78,050       $ 44,499     $ 95,909
Foreign                 (1,806)         5,001        5,916

Total                 $ 76,244       $ 49,500     $101,825

The components of the provision for income taxes for each of the periods presented are as follows (in thousands):

                                       Period ended
                      ---------------------------------------------
                      January 28,       January 29,      January 30,
                         2000              1999             1998
      Current:
        Federal        $ 19,984          $ 21,026         $ 31,335
        State               473             1,752            4,449
        Foreign            (517)            1,485            3,049
      Deferred            8,270            (5,948)          (1,158)
                       $ 28,210          $ 18,315         $ 37,675

The difference between income taxes at the statutory federal income tax rate of 35 percent and income tax reported in the statements of operations is as follows (in thousands):
                                            Period ended
                           ---------------------------------------------
                           January 28,      January 29,      January 30,
                               2000             1999             1998
                           Amount    %      Amount     %     Amount     %
Tax at statutory
  federal tax rate        $26,685   35%    $17,325    35%   $35,640    35%
Foreign taxes (excess
  over statutory rate)         22    -         263     -      1,130     1
State income taxes,
  net of federal benefit      907    1       1,306     3      3,999     4
Tax credits & other           596    1        (579)   (1)    (3,094)   (3)
                          $28,210   37%    $18,315    37%   $37,675    37%


                                                                          36

Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

Under the liability method prescribed by the SFAS No. 109, "Accounting for Income Taxes," deferred taxes are provided based upon enacted tax laws and rates applicable to the periods in which taxes become payable.

Temporary differences which give rise to deferred tax assets and liabilities as of January 28, 2000 and January 29, 1999 are as follows (in thousands):
                                  Jan. 28, 2000   Jan. 29, 1999
    Deferred tax assets:
        Catalog advertising         $ (4,968)       $ (3,914)
        Inventory                      8,233           9,198
        Employee benefits              4,231           7,937
        Reserve for returns            2,912           2,661
        Foreign operating loss
         carryforwards                   124             686
        Valuation allowance             (124)           (686)
        Other                            253           2,065

          Total                     $ 10,661        $ 17,947

    Deferred tax liabilities:
        Depreciation                $  8,581        $  8,141
        Other                            536              (8)

          Total                     $  9,117        $  8,133

The valuation allowance required under SFAS No. 109 has been established for the deferred income tax benefits related to certain subsidiary loss carry-forwards, which management currently estimates may not be realized. These carryforwards do not expire.

Note 4.  Lines of credit

During fiscal 2000, the company entered into a new domestic credit facility providing unsecured credit totaling $200 million. There were no short-term borrowings as of January 28, 2000, compared to $21.8 million outstanding at January 29, 1999.

In addition, the company has unsecured lines of credit with various foreign banks totaling the equivalent of approximately $54 million for its wholly owned subsidiaries. There was $11.7 million outstanding at January 28, 2000, compared with $17.1 million as of January 29, 1999.

The following table summarizes certain information regarding these short-term borrowings:

(Dollars in millions)                2000        1999        1998
Maximum amount of borrowings        $   53      $  257      $  118
Average amount of borrowings        $   33      $  134      $   38
Weighted average interest rate
  during year                        4.96%       5.77%       5.25%
Weighted average interest rate
  at year-end                        3.43%       5.42%       5.27%

Note 5.  Long-term debt

There was no long-term debt as of January 28, 2000 and January 29, 1999.




                                                                          37
Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

Note 6.  Leases

The company leases store and office space and equipment under various leasing arrangements. The leases are accounted for as operating leases. Total rental expense under these leases was $15.5 million, $15.6 million and $13.5 million for the years ended January 28, 2000, January 29, 1999 and January 30, 1998, respectively.

Total future fiscal year commitments under these leases as of January 28, 2000 are as follows (in thousands):

                      2001        $  7,900
                      2002           5,702
                      2003           3,568
                      2004           1,960
                      2005           1,473
                      Thereafter     6,337
                                  $ 26,940


Note 7.  Retirement plan

The company has a retirement plan, which covers most regular employees and provides for annual contributions at the discretion of the board of directors. Also included in the plan is a 401(k) feature that allows employees to make contributions, and the company matches a portion of those contributions. Total expense provided under this plan was $5.2 million, $4.8 million and $6.6 million for the years ended January 28, 2000, January 29, 1999 and January 30, 1998, respectively.

Note 8.  Postretirement benefits

In January 1998, the company implemented a plan to provide health insurance benefits for eligible retired employees. These insurance benefits will be funded through insurance contracts, a group benefit trust or general assets of the company. The assets were contributed to the plan in January 2000 and January 1999. The cost of these insurance benefits is recognized as the eligible employees render service.




















                                                                    38
Notes to Consolidated Financial Statements
Lands' End, Inc., & Subsidiaries

The following table presents the change in the benefit obligation and plan assets in fiscal years 2000 and 1999:

    (In thousands)                              2000        1999
    Change in benefit obligation:
    Benefit obligation at beginning of year  $  5,731    $  4,419
    Service cost                                  767         630
    Interest cost                                 385         308
    Plan participants' contributions               16          13
    Actuarial (gain)/loss                      (1,448)        376
    Benefits paid                                 (57)        (15)
    Implementation of plan                          -           -
    Benefit obligation at end of year        $  5,394    $  5,731

    Change in plan assets:
    Fair value of plan assets at
      beginning of year                      $  1,978    $      -
    Actual return on plan assets                   58           -
    Employer contributions                      1,970       1,980
    Plan participants'contributions                16          13
    Benefits paid                                 (57)        (15)
    Fair value of plan assets at end of year $  3,965    $  1,978

    Net amount recognized:
    Funded status                            $ (1,429)   $ (3,753)
    Unrecognized net actuarial (gain)/loss       (985)        373
    Unrecognized prior service cost             3,783       4,052
    Prepaid benefit cost                     $  1,369    $    672

    Weighted-average assumptions
      at end of year:
    Discount rate                               8.00%       6.75%
    Expected return on plan assets              7.50%       7.50%

The components of net periodic benefit cost for the years ended
January 28, 2000 and January 29, 1999 were as follows:

    (In thousands)                              2000        1999
    Service cost                             $    767    $    630
    Interest cost                                 385         308
    Expected return on plan assets               (148)          -
    Amortization of prior service cost            269         270
    Postretirement benefit cost              $  1,273    $  1,208

For measurement purposes, a 6.5 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal year 2001. The rate was assumed to decrease gradually to 5 percent for fiscal year 2004 and remain at that level thereafter.










                                                                    39

Notes to Consolidated Financial Statements
Lands' End, Inc., & Subsidiaries

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A 1 percentage point change in assumed health care cost trend rates would have the following effects:

                                 Service and       Postretirement
(In thousands)                  Interest Costs   Benefit Obligation
1 percent increase                 $    66            $   252
1 percent decrease                     (56)              (216)

Note 9. Non-recurring charge and related reversal

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

Below is a summary of related costs for the periods ended January 28, 2000:

                     Balance      Cost       Charges      Balance
(In thousands)       1/29/99    Incurred     Reversed     1/28/00

Severance costs      $ 6,700    $ (5,693)    $      0     $ 1,007
Asset impairments      3,199      (2,057)      (1,111)         31
Facility exit costs
   and other           2,590      (1,820)        (663)        107

Total                $12,489    $ (9,570)    $ (1,774)    $ 1,145

For the year ended January 28, 2000, the company executed the Plan and incurred costs totaling $9.6 million. In addition, there was a reversal of $1.8 million of the reserves recorded in fiscal 1999. Those included $0.7 million for better than expected lease termination settlements related to fiscal 2000 store closings, and $1.1 million for better than anticipated sell-through of Willis & Geiger inventory liquidations. Based on these two factors, there was an addition to net income of $1.1 million, or $0.04 per share in the year ended January 28, 2000. The balance of $1.1 million, predominantly severance, will be paid in fiscal 2001.

Note 10.  Divestitures

Willis & Geiger
During fiscal 2000, the company completed the liquidation of its Willis & Geiger inventory and fixed assets. The company retains the Willis & Geiger tradename.

The Territory Ahead
During the first quarter of fiscal 1998, the company sold its majority interest in The Territory Ahead to The International Cornerstone Group, Inc. of Boston, Massachusetts, resulting in an after-tax gain of $4.9 million. The after-tax gain was recorded in the first quarter of fiscal 1998.


                                                                    40
Notes to Consolidated Financial Statements
Lands' End, Inc., & Subsidiaries

Sales and results of operations of The Territory Ahead and Willis & Geiger were not material to the consolidated financial statements.

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

Addendum: Subsequent to the publication of the above in the annual report, the Commission submitted its final report to Congress on April 3, 2000. Among other recommendations, the majority of the Advisory Commission favors the extension of the moratorium for an additional five years, until 2006. We are currently analyzing the Commission's full report, and Congress' response.

Note 12.  Segment disclosure

The company organizes and manages its business segments (core, specialty and international) based on type of catalog, which focuses on specific customer needs and markets served. Certain catalogs are combined for purposes of assessing financial performance. Each business segment is separately evaluated by executive management with financial information reviewed to assess performance. The company evaluates the performance of its business segments based on net income before income taxes. The accounting policies of the company's segments are the same as those described in Note 1. The company is not dependent upon any single customer or group of customers, the loss of which would have a material effect on the company.



                                                                    41
Notes to Consolidated Financial Statements
Lands' End, Inc., & Subsidiaries

CORE
The core segment is composed of adult apparel offered through our regular monthly catalogs, tailored catalogs and prospector catalogs. Sales for these catalogs that are received via the Internet, liquidation or export channels are included in this core segment. The regular monthly catalogs contain a full assortment of classically inspired, traditionally styled casual wear for adults. Some of these products include dress shirts, jeans, mesh knit shirts, women's knits, sweaters, outerwear, and turtlenecks. The prospecting catalog is a condensed version of our monthly catalog featuring some of the company' best-selling products.
The prospector catalogs are sent to active buyers, to those on the house file who have been inactive or have yet to make a purchase and to prospective customers. The tailored catalogs are Beyond Buttondowns, offering a broad assortment of fine tailored clothing for men, and First Person, featuring women's finely tailored clothing suitable for the workplace.

SPECIALTY
The specialty segment is composed of Kids, Coming Home and Corporate Sales catalogs. Sales for these catalogs that are received via the Internet, liquidation or export channels are included in this specialty segment.
The specialty catalogs have been developed over the years in response to customer requests for additional merchandise and are used to target specific needs that are important to Lands' End customers. The specialty businesses include the Kids catalog, which offers a collection of clothing for children of all ages. In addition, there is a uniform catalog that targets the growing uniform trend in many public and private schools. The Coming Home catalog offers home products, primarily bedding and bath items. The Corporate Sales catalog is a business-to-business catalog that utilizes the company's embroidery capabilities to design and apply unique emblems and logos on Lands' End product for corporations, clubs, teams, and other groups.

INTERNATIONAL
The international segment consists of foreign-based operations located in Japan, the United Kingdom and Germany, which include catalogs, Internet and liquidation channels. Catalogs are denominated in local currencies and written in native languages. There are phone and distribution centers located in both Japan and the United Kingdom. Germany has its own phone and customer service center, but orders are packed and shipped from the distribution center in the United Kingdom.

Segment sales represent sales to external parties. Segment income before income taxes is revenue less direct and allocable operating expenses, which includes interest expense and interest income. Segment identifiable assets are those that are directly used in or identified with segment operations. "Other" includes corporate expenses, inter-company eliminations, and other income and deduction items that are not allocated to segments.








                                                                    42
Notes to Consolidated Financial Statements
Lands' End, Inc., & Subsidiaries

Pertinent financial data by operating segment for the three years ended January 28, 2000, are as follows:

                              Fiscal year ended January 28, 2000
                     -----------------------------------------------------
(In thousands)         Core   Specialty  International  Other Consolidated

Net sales            $780,298  $396,327    $143,198   $     -  $1,319,823
Income (loss) before
  income taxes(1)    $ 32,725  $ 43,144    $  2,348   $(1,973) $   76,244
Identifiable
  assets             $262,397  $133,276    $ 60,523   $     -  $  456,196
Depreciation and
  amortization       $ 12,165  $  6,179    $  2,371   $     -  $   20,715
Capital expenditures $ 17,573  $  8,925    $  1,515   $     -  $   28,013
Interest expense     $    848  $    430    $    612   $     -  $    1,890
Interest income      $    547  $    278    $     57   $     -  $      882

                              Fiscal year ended January 29, 1999
                     -----------------------------------------------------
(In thousands)         Core   Specialty  International Other  Consolidated

Net sales            $860,891  $364,576    $145,908   $     -  $1,371,375
Income (loss) before
  income taxes(2)    $ 27,305  $ 23,016    $  4,655   $(5,476) $   49,500
Identifiable
  assets             $273,929  $116,007    $ 65,983   $     -  $  455,919
Depreciation and
  amortization       $ 11,310  $  5,323    $  2,098   $     -  $   18,731
Capital expenditures $ 24,828  $ 10,514    $ 11,408   $     -  $   46,750
Interest expense     $  3,910  $  2,296    $  1,528   $     -  $    7,734
Interest income      $     11  $      5    $      -   $     -  $       16

                               Fiscal year ended January 30, 1998
                      ----------------------------------------------------
(In thousands)         Core   Specialty  International Other  Consolidated

Net sales            $824,854  $306,986    $131,789   $     -  $1,263,629
Income before
  income taxes       $ 59,356  $ 30,225    $  7,672   $ 4,572  $  101,825
Identifiable
  assets             $275,764  $102,630    $ 55,078   $     -  $  433,472
Depreciation and
  amortization       $  9,805  $  3,813    $  1,509   $     -  $   15,127
Capital expenditures $ 27,585  $ 10,266    $  9,808   $     -  $   47,659
Interest expense     $    714  $    351    $    930   $     -  $    1,995
Interest income      $  1,257  $    468    $      -   $     -  $    1,725











                                                                       43
Notes to Consolidated Financial Statements
Lands' End, Inc., & Subsidiaries

(1) Includes non-recurring credits of $0.5 million and $1.3 million allocated to the core and specialty segments, respectively.

(2) Includes non-recurring charges of $7.6 million and $5.0 million allocated to the core and specialty segments, respectively.

(3) Fiscal years 1999 and 1998 have been restated to conform to fiscal 2000 presentation.

Pertinent financial data by geographical location for the three years ended January 28, 2000 are as follows:

                          Net Sales                 Identifiable Assets
                ------------------------------  --------------------------

(In thousands)  01/28/00   01/29/99   01/30/98  01/28/00 01/29/99 01/30/98

United States  $1,176,625 $1,225,467 $1,131,840 $395,673 $389,936 $378,394
Other countries   143,198    145,908    131,789   60,523   65,983   55,078

Total          $1,319,823 $1,371,375 $1,263,629 $456,196 $455,919 $433,472


Note 13.  Derivative instruments and hedging activities

The company's sales of merchandise to its subsidiaries in the United Kingdom, Japan, and Germany are denominated in the subsidiary's local currency. To a lesser extent, the company has export sales to customers in Canada. The company incurs third-party expenses related to the Canadian export business, some of which are denominated in Canadian dollars. Accordingly, the future U.S. Dollar-equivalent cash flows may vary due to changes in related foreign currency exchange rates. To reduce that risk, the company enters into foreign currency forward contracts and purchases foreign currency put options. The company's sales to its foreign subsidiaries and its third-party purchases are on open account with settlement within approximately one month. Accordingly, the settlement dates of the forward contracts and put options fall approximately one month after the date of forecasted sales or purchases. The company has no other freestanding or embedded derivative instruments.

As of July 31, 1999, the company adopted the Financial Accounting
Standards Board's (FASB's) Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). Statement 133 unifies accounting and financial reporting standards for forward contracts, put options, other derivative instruments and related hedging activities. Statement 133 requires, in part, that the company report all derivative instruments in the statement of financial position as assets or liabilities at their fair value. The treatment of subsequent changes in fair value depends on whether hedge accounting is available. Prior to the adoption of Statement 133 for fiscal 2000, a loss of $0.7 million was recognized in other expenses. For fiscal 2000, a loss of $0.8 million was recognized in other expenses, compared with a loss of $1.9 million in fiscal 1999. Before the effective date of



                                                                    44

Notes to Consolidated Financial Statements
Lands' End, Inc., & Subsidiaries

Statement 133, hedge accounting was not available for the company's forward contracts. Those contracts were reported in the statement of financial position as assets or liabilities at their fair value and changes in fair value were reported currently in earnings. Hedge accounting for the company's put options involved reporting the put options initially at the amount of the premium paid, with amortization of the premium over the option period. Subsequent gains or losses on the put options through the date of the sale to the foreign subsidiary were deferred until the date the consolidated entity (through the foreign subsidiary) sold the merchandise to a third party. At the date merchandise is sold to a foreign subsidiary, the hedging relationship is terminated and subsequent gains and losses on the put option (including unamortized premium) were reported currently in earnings.

As part of its adoption of Statement 133 on July 31, 1999, the company designated all of its hedging relationships anew. Both forward contracts and put options can qualify for cash flow hedge accounting under Statement 133 if applicable hedging criteria are met. Under Statement 133's cash flow hedging model, gains and losses on the derivative instrument that occur through the date the company sells merchandise to a subsidiary or purchases from a foreign third party are deferred in a component of equity (accumulated other comprehensive income) to the extent the hedging relationship is effective. The maximum hedging period (the period between the company's designation and culmination of a hedging relationship) of the company's cash flow hedges is 24 months.

As required by Statement 133, the company assesses hedge effectiveness at least quarterly. The effectiveness of put options is assessed based on changes in intrinsic value of the options due to changes in spot foreign exchange rates. Because they are excluded from the company's assessment of hedge effectiveness, the company reports currently in earnings changes in the fair value of put options due to changes in time value of the options. For the year ended January 28, 2000, a net loss of $0.1 million was recognized in other expense due to hedge ineffectiveness and fair value changes excluded from the company's effectiveness assessments.

To the extent the company must discontinue cash flow hedge accounting because it is probable that original forecasted sales will not occur, Statement 133 requires that the company immediately reclassify the net gain or loss from accumulated other comprehensive income into earnings. During fiscal 2000, net losses of $0.2 million were so reclassified.

At the date merchandise is sold to a foreign subsidiary or purchased from a foreign third party, the hedging relationship is terminated and subsequent gains and losses on the hedging derivative instrument are reported currently in earnings. At the date of the ultimate sale of the merchandise by the foreign subsidiary to a third party or purchase from a foreign third party, the gain or loss previously deferred in equity is reclassified into earnings. The company estimates that net hedging gains of $0.1 million will be reclassified from accumulated other comprehensive income into earnings within the 12 months between January 29, 2000 and January 26, 2001.






                                                                    45
Notes to Consolidated Financial Statements
Lands' End, Inc., & Subsidiaries

Upon the company's adoption of Statement 133 on July 31, 1999, the company adjusted the carrying amount of the two put option contracts as assets at their fair value of $34 thousand. Because the put options had previously qualified in a cash-flow-type hedging relationship prior to adoption of Statement 133, an immaterial cumulative-effect-type transition adjustment and an immaterial transition adjustment related to the ineffective portion of the put options were reported in accumulated other comprehensive income and other expense, respectively. No transition adjustment was needed for the forward contracts, which were already being reported at their fair value with changes in fair value reported currently in earnings.

Note 14.  Consolidated quarterly analysis (unaudited)

(In thousands, except per share data)
                                          Fiscal 2000
                           -----------------------------------------
                           1st Qtr.   2nd Qtr.   3rd Qtr.   4th Qtr.

Net Sales                  $289,609   $254,616   $325,970   $449,628
Gross profit                125,434    118,216    140,813    208,069
Pretax income                10,332      7,068     13,890     44,954
Net income                 $  6,509   $  4,453   $  8,751   $ 28,321
Basic earnings per share   $   0.22   $   0.15   $   0.29   $   0.94
Diluted earnings per share $   0.21   $   0.14   $   0.28   $   0.92
Common shares outstanding    30,110     30,060     30,149     30,149

Market price of shares
 outstanding (in dollars):
   - Market high           39 15/16     49 1/2    78 7/16     83 1/2
   - Market low            28 1/8       37 9/16   39 9/16     28


                                         Fiscal 1999
                           -----------------------------------------
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

Market price of shares
 outstanding (in dollars):
  - Market high              44 1/8     37 5/8     30 3/8     32 7/16
  - Market low               35         26 1/8     15 3/8     16 3/4

Quarterly earnings per share amounts are based on the weighted average common shares outstanding for each quarter and, therefore, might not equal the amount computed for the total year.






                                                                    46

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

Management of the company has established and maintains a system of internal control that provides for appropriate division of responsibility, reasonable assurance as to the integrity and reliability of the consolidated financial statements, the protection of assets from unauthorized use or disposition, the prevention and detection of fraudulent financial reporting, and the maintenance of an active program of internal audits. Management believes that, as of January 28, 2000, the company's system of internal control is adequate to accomplish the objectives discussed herein.

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



/s/  DAVID F. DYER                  /s/  STEPHEN A. ORUM
     David F. Dyer                       Stephen A. Orum
     Chief Executive Officer             Executive Vice President and
                                         Chief Financial Officer




















                                                                       47
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Lands' End, Inc.:

We have audited the accompanying consolidated balance sheets of Lands' End, Inc. (a Delaware corporation) and its subsidiaries as of January 28, 2000, and January 29, 1999, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the three years in the period ended January 28, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lands' End, Inc. and subsidiaries as of January 28, 2000, and January 29, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2000, in conformity with generally accepted accounting principles.





ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin
March 3, 2000























                                                                       48
                               Part II continued

Item 9. Changes in and Disagreements on Accounting and Consolidated Financial Disclosure

   The company has had no change in, or disagreements with, its independent certified public accountants on accounting and financial disclosure.

                                 Part III

Item 10.  Directors and Executive Officers of the Registrant

   The information required by this item with respect to directors of the company is incorporated herein by reference to pages 1 through 5 of the Lands' End, Inc. Notice of 2000 Annual Meeting and Proxy Statement dated April 24, 2000 (the "Proxy Statement").

   The information required by this item with respect to executive officers of the company is included on pages 10 and 11 in Part I of this Form 10-K report.

Item 11.  Executive Compensation

   The information required by this item is incorporated herein by reference to pages 5 through 9 of the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   The information required by this item is incorporated herein by reference to pages 11 and 12 of the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

   The information required by this item is incorporated herein by reference to pages 8 and 9 of the Proxy Statement.

























                                                                       49
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


          (b)   Reports on Form 8-K

                There were no reports filed on Form 8-K during the three-month period ended January 28, 2000.







































                                                                       50
                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 26, 2000.

                                           LANDS' END, INC.


                                   By /s/  STEPHEN A. ORUM
                                           ---------------------------
                                           Stephen A. Orum
                                           Executive Vice President and
                                           Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities shown, as of April 26, 2000.


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







                                                                    51

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTARY SCHEDULE


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the Lands' End, Inc. annual report to shareholders included in this Form 10-K and have issued our report thereon dated March 3, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule on page 53 of this Form 10-K is the responsibility of the company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.





/s/  ARTHUR ANDERSEN LLP
     Milwaukee, Wisconsin
     March 3, 2000

































                                                                       52






                      LANDS' END, INC. & SUBSIDIARIES
                                SCHEDULE II
                     VALUATION AND QUALIFYING ACCOUNTS
                          (Dollars in thousands)

                               Balance,   Amounts     Write-Offs  Balance,
                               Beginning  Charged to   Against    End of
                               of Period  Net Income   Reserve    Period
                               ---------  ----------   -------    ------
Reserve for Returns:

Year Ended January 28, 2000     $ 7,193    $210,393   $209,717   $  7,869
                                =======    ========   ========   ========

Year Ended January 29, 1999     $ 6,128    $205,557   $204,492   $  7,193
                                =======    ========   ========   ========

Year Ended January 30, 1998     $ 5,184    $179,096   $178,152   $  6,128
                                =======    ========   ========   ========









































                                                                       53
                    LIST OF DOCUMENTS INCORPORATED BY REFERENCE


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
                                                                    1993

      (4)    Equity Instrument and Agreements relating
                  to Debt Obligations:

             Form of Stock Certificate to evidence the        1     10-Q
                  Common stock.                                   Aug 1990

             First Amendment to the Lands' End                2     S-8
                  Retirement Plan                                 Oct 1995

      (10)   Material Contracts:

             Salaried Incentive Bonus Plan                    9     S-1

             Annual Incentive Plan and Long-Term                   Proxy
                  Incentive Plan                                    1996

             Amended and Restated Stock Option Plan           1     10-Q
                  of the company dated August 24, 1999            July 1999

             First Amended and Restated Non-Employee          2     10-Q
                  Director Stock Option Plan dated                July 1999
                  August 24, 1999

             Second Amended and Restated Non-Employee         2     10-Q
                  Director Stock Option Plan dated                Oct. 1999
                  December 3, 1999






                                                                       54

  Table                     Description                   Exhibit  Doc
  Number                      of Item                     Number   Desc
  ------                    -----------                   -------  -----


   (10)     Amended and Restated Retirement Plan,            3     10-K
                 dated February 1, 1992                            1994

            Form of Director Deferred Compensation           1     10-Q
                  Agreement                                      July 1995

            Resignation Agreement between Michael J. Smith   1     10-Q
                 and the company                                 Oct. 1998

            Resignation Agreement between William E. Ferry   2     10-Q
                 and the company                                 Oct. 1998

            Employment and Option Agreements between         3     10-Q
                 David F. Dyer and the company                   Oct. 1998

            Amended and Restated Statement of Corporate      1     10-Q
                 Policy regarding Transactions in                Oct. 1999
                 Securities dated December 3, 1999







































                                                                       55






                                                              Exhibit 23.1


                CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K into the Company's previously filed Registration Statement on Form S-8 (File No. 033-63461).






/s/  ARTHUR ANDERSEN LLP
     Milwaukee, Wisconsin
     April 26, 2000