Form 10-Q
period 2000-04-28
LANDS END INC
filed 2000-06-08
CIK 799288

===========================================================================
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                             _______________

                                FORM 10-Q

(Mark one)
    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the Quarter Ended April 28, 2000
                            OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.

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

          Yes   X                             No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 8, 2000:

Common stock, $.01 par value 30,295,097 shares outstanding







                     LANDS' END, INC. & SUBSIDIARIES
                            INDEX TO FORM 10-Q


                                                                    Page
PART I.  FINANCIAL INFORMATION                                     Number

   Item 1.  Financial Statements

            Consolidated Statements of Operations for the
               Three Months Ended April 28, 2000, and
               April 30, 1999....................................     3

            Consolidated Balance Sheets at April 28, 2000,
               and January 28, 2000..............................     4

            Consolidated Statements of Cash Flows for the
               Three Months Ended April 28, 2000, and
               April 30, 1999....................................     5

            Notes to Consolidated Financial Statements...........   6-9

   Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations........................................ 10-15

   Item 3.  Quantitative and Qualitative Disclosures About
               Market Risk.......................................    15

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings....................................    16

   Item 4.  Submission of Matters to a Vote of
               Security Holders..................................    16

   Item 6.  Exhibits and Reports on Form 8-K.....................    16

   Signature.....................................................    17















                                                                       2

                      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                     LANDS' END, INC. & SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share data)

                                          Three months ended
                                        April 28,   April 30,
                                          2000        1999
                                             (Unaudited)

Net sales                                $266,045    $289,609

  Cost of sales                           145,146     164,175

Gross profit                              120,899     125,434

  Selling, general and
    administrative expenses               119,579     116,286
  Reversal of non-recurring charge              -      (1,323)

Income from operations                      1,320      10,471

  Other income (expense):
    Interest expense                         (130)       (609)
    Interest income                           719           2
    Other                                  (1,445)        468

    Total other income
      (expense), net                         (856)       (139)

Income before income taxes                    464      10,332
  Income tax provision                        172       3,823

Net income                               $    292    $  6,509

Basic earnings per share                 $   0.01    $   0.22

Diluted earnings per share               $   0.01    $   0.21

Basic weighted average shares
  outstanding                              30,199      30,007
Diluted weighted average shares
  outstanding                              30,835      30,488

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.







                                                                       3
                      LANDS' END, INC. & SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                           April 28,    January 28,
                                             2000         2000
                                          (unaudited)
Assets
Current assets:
  Cash and cash equivalents                $ 45,078      $ 76,413
  Receivables, net                           17,141        17,753
  Inventory                                 179,143       162,193
  Prepaid advertising                        21,877        16,572
  Other prepaid expenses                      7,981         5,816
  Income taxes receivable                        63             -
  Deferred income tax benefits               10,661        10,661
Total current assets                        281,944       289,408

Property, plant and equipment, at cost:
  Land and buildings                        102,788       102,776
  Fixtures and equipment                    178,717       175,910
  Leasehold improvements                      4,453         4,453
Total property, plant and equipment         285,958       283,139
  Less-accumulated depreciation
    and amortization                        123,702       117,317
Property, plant and equipment, net          162,256       165,822
Intangibles, net                                637           966
Total assets                               $444,837      $456,196

Liabilities and shareholders' investment
Current liabilities:
  Lines of credit                          $ 18,412      $ 11,724
  Accounts payable                           72,638        74,510
  Reserve for returns                         6,014         7,869
  Accrued liabilities                        36,154        43,754
  Accrued profit sharing                        186         2,760
  Income taxes payable                            -        10,255
Total current liabilities                   133,404       150,872

Deferred income taxes                         9,117         9,117

Shareholders' investment:
  Common stock, 40,221 shares issued            402           402
  Donated capital                             8,400         8,400
  Additional paid-in capital                 31,541        29,709
  Deferred compensation                        (204)         (236)
  Accumulated other comprehensive income      3,413         2,675
  Retained earnings                         454,722       454,430
  Treasury stock, 9,925 and 10,071
    shares at cost, respectively            (195,958)     (199,173)
Total shareholders' investment               302,316       296,207
Total liabilities and shareholders'
  investment                                $444,837      $456,196

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.



                                                                       4
                      LANDS' END, INC. & SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)

                                                      Three Months Ended
                                                     April 28,  April 30,
                                                       2000       1999
                                                         (unaudited)
Cash flows from (used for) operating activities:
  Net income                                         $    292   $  6,509
     Adjustments to reconcile net income to net
     cash flows from operating activities-
       Non-recurring credit                                 -     (1,323)
       Depreciation and amortization                    5,990      5,342
       Deferred compensation expense                       32         44
       Loss on disposal of fixed assets                     -        534
       Changes in current assets and liabilities:
         Receivables, net                                 612      1,797
         Inventory                                    (16,950)    27,375
         Prepaid advertising                           (5,305)       396
         Other prepaid expenses                        (2,165)     1,128
         Accounts payable                              (1,872)   (25,769)
         Reserve for returns                           (1,855)    (1,515)
         Accrued liabilities                           (4,653)    (9,332)
         Accrued profit sharing                        (2,574)    (1,937)
         Income taxes payable                         (10,318)   (12,916)
       Other                                            2,570        696
Net cash flows used for operating activities          (36,196)    (8,971)
Cash flows used for investing activities:
  Cash paid for capital additions                      (5,042)    (1,114)
Net cash flows used for investing activities           (5,042)    (1,114)

Cash flows from (used for) financing activities:
  Proceeds from short-term debt                         6,688      8,936
  Purchases of treasury stock                          (1,014)    (3,899)
  Issuance of treasury stock                            4,229      4,586
Net cash flows from financing activities                9,903      9,623

Net decrease in cash and cash equivalents             (31,335)      (462)
 Beginning cash and cash equivalents                   76,413      6,641
Ending cash and cash equivalents                     $ 45,078   $  6,179
Supplemental cash flow disclosures:
  Interest paid                                      $    130   $    584
  Income taxes paid                                     8,748     14,987

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.






                                                                       5


                     LANDS' END, INC. & SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Interim financial statements

The condensed consolidated financial statements included herein have been prepared by Lands' End, Inc. (the company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and in the opinion of management contain all adjustments (consisting primarily of normal recurring adjustments) necessary to present fairly the financial position. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods disclosed within this report are not necessarily indicative of future financial results. These consolidated financial statements are condensed and should be read in conjunction with the financial statements and the notes thereto included in the company's latest Annual Report on Form 10-K, which includes financial statements for the year ended January 28, 2000.

2.  Reclassifications

Certain financial statement amounts have been reclassified to be consistent with the current presentation.

3.  Derivative instruments and hedging activities

As of July 31, 1999, the company adopted the Financial Accounting Standards Board's (FASB's) Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). Statement 133 unifies accounting and financial reporting standards for forward contracts, options, other derivative instruments and related hedging activities. Statement 133 requires, in part, that the company report all derivative instruments in the statement of financial position as assets or liabilities at their fair value. The treatment of subsequent changes in fair value depends on whether hedge accounting is available. For the first quarter of fiscal 2001, a loss of $1.5 million was recognized in other expenses, compared with a gain of $1.0 million in the first quarter of fiscal 2000.



                                                                     6
                     LANDS' END, INC. & SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As required by Statement 133, the company assesses hedge effectiveness at least quarterly. For the quarter ended April 28, 2000, a net loss of $15 thousand was recognized in other expense due to hedge ineffectiveness and fair value changes excluded from the company's effectiveness assessments.

At the date merchandise is sold to a foreign subsidiary or purchased from a foreign third party, the hedging relationship is terminated and subsequent gains and losses on the hedging derivative instrument are reported currently in earnings. At the date of the ultimate sale of the merchandise by the foreign subsidiary to a third party or purchase from a foreign third party, the gain or loss previously deferred in equity is reclassified into earnings. The company estimates that net hedging gains of $1.3 million will be reclassified from accumulated other comprehensive income into earnings within the 12 months between April 29, 2000 and April 27, 2001.

4.  Earnings per share

The following table discloses the computation of the diluted earnings per share and the basic earnings per share.

                                                Three Months Ended

  (In thousands, except per share data)   April 28, 2000   April 30, 1999

  Net income                                 $     292        $   6,509
  Average shares of common stock
    outstanding                                 30,199           30,007
  Incremental shares from assumed
    exercise of stock options                      636              481
  Diluted weighted average shares of
    common stock outstanding                    30,835           30,488
  Basic earnings per share                    $   0.01        $    0.22
  Diluted earnings per share                  $   0.01        $    0.21

5.  Comprehensive income

In accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," the following table presents the company's comprehensive income (in thousands):

                                           Three months ended
                                    April 28, 2000    April 30, 1999

Net income                            $     292         $   6,509
Other comprehensive income:
  Foreign currency translation
    adjustments                          (1,251)             (746)
  Unrealized gain on forward
    contracts and options                 1,989                 -
Comprehensive income                  $   1,030         $   5,763






                                                                    7
                     LANDS' END, INC. & SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Below is a summary of related costs for the quarter ended April 28, 2000 and the remaining reserve balance (included as a component of accrued liabilities in the accompanying balance sheets).

                           Balance          Costs           Balance
(In thousands)             1/28/00         Incurred         4/28/00

Severance costs           $ 1,007         $  (518)         $   489
Asset impairments              31               -               31
Facility exit costs
  and other                   107               -              107

Total                     $ 1,145         $  (518)         $   627

7.  Segment disclosure

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




                      LANDS' END, INC. & SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pertinent financial data by operating segment for the quarters ended April 28, 2000 and April 30, 1999 are as follows (in thousands):

                                  Quarter ended April 28, 2000
                                              Inter-            Consoli-
                          Core    Specialty  national   Other    dated

Net sales               $160,660  $ 78,965   $ 26,420  $     -  $266,045
Income (loss) before
  income taxes             2,062     2,056     (1,872)  (1,782)      464
Identifiable assets      256,395   126,018     62,424        -   444,837
Depreciation and
  amortization             3,618     1,778        594        -     5,990
Capital expenditures       1,657       815        120        -     2,592
Interest expense              26        13         91        -       130
Interest income         $    475  $    233   $     11  $     -  $    719


                                  Quarter ended April 30, 1999
                                              Inter-            Consoli-
                           Core    Specialty  national  Other    dated

Net sales               $174,488  $ 85,852   $ 29,269  $    -   $289,609
Income (loss) before
  income taxes (1)         4,289     7,584     (1,998)    457     10,332
Identifiable assets      237,913   117,181     64,247       -    419,341
Depreciation and
  amortization             3,180     1,567        595       -      5,342
Capital expenditures         634       313        167       -      1,114
Interest expense             276       136        197       -        609
Interest income         $      1  $      1   $      -  $    -   $      2


  (1) Includes a reversal of non-recurring charges of $0.9 million and $0.4 million allocated to the specialty and core segments, respectively.






















Item 2.
                          Management's Discussion
                               and Analysis

Results of Operations

             Three Months Ended April 28, 2000, compared with
                    Three Months Ended April 30, 1999

The company's net sales in the first quarter of fiscal 2001, decreased 8 percent to $266 million from $290 million in the same quarter last year. Excluding last year's first quarter sales from the company's discontinued Willis & Geiger business, sales in this year's first quarter were down
4.6 percent from the prior year, on 5 percent fewer catalog pages circulated. The sales decline was due to several factors: elimination of the Willis & Geiger business, which contributed about $11 million in liquidation sales in the prior year's first quarter; and the planned later mailings of the May primary catalog and a women's tailored catalog, which the company expects will shift about $11 million in sales into the second quarter. Other factors were weakness in the Kids division, which had one less mailing during the period; soft sales in Japan, and a disappointing performance of the company's prospecting catalogs.

Sales in the core business segment, represented by the primary monthly, prospecting and tailored clothing catalogs, were down 8 percent. The specialty business segment, composed of Corporate Sales, Kids and Coming Home, showed a sales increase of 5 percent, excluding Willis & Geiger. Sales in the international business segment, composed of operations in Japan, the U.K. and Germany, were down approximately 10 percent.

Sales for the first 4 weeks of the current second quarter show the company's primary catalogs are generally performing on plan, while some of the specialty catalogs show continued weakness. (See Business Outlook)

On the positive side, the company experienced strong acceptance of its revamped merchandising line in its primary catalogs, especially in the women's division, which was introduced during the quarter just ended. In addition, Corporate Sales continued its strong double-digit growth, and Internet sales at www.landsend.com were about double, compared with the same quarter last year.

Gross profit in the quarter just ended was $120.9 million, or 45.4 percent of net sales, compared with $125.4 million, or 43.3 percent of net sales, in the first quarter of the prior year. The improvement in gross profit margin was due to higher initial margins primarily associated with sourcing improvements and a lower level of sales of liquidated merchandise. In the quarter just ended, liquidation of excess inventory was about 11 percent of net sales, compared with about 12 percent last year, which excludes the Willis & Geiger liquidations.

For the first quarter this year, selling, general and administrative expenses were $119.6 million, or 44.9 percent of net sales, compared with $116.3 million, or 40.2 percent, in the same period last year. The increase in the SG&A ratio was primarily due to the lower sales volume. National advertising costs were about $4 million higher than in the prior year, and systems development expenses were also relatively higher.
These increases were partially offset by a 5 percent reduction in pages circulated.




                                                                       10
First quarter ending inventory was $179 million, down about 7 percent from $192 million in the prior year. Our first-time fulfillment rate for the quarter just ended was about 88 percent, consistent with our annual goal for exceptional customer service.

Net income for the quarter just ended was $292 thousand, and diluted earnings per share were $0.01, compared with $6.5 million, or $0.21, in the same period last year. Last year's first quarter includes an addition to net income (after-tax) of $0.8 million, or $0.03 per share, from the reversal of a portion of the non-recurring charge taken during fiscal 1999. This reversal was mainly due to better-than-anticipated sell-through on Willis & Geiger liquidations and favorable lease terminations related to two store closings.

Segment results

The company has three business segments consisting of Core (regular monthly and prospecting catalogs, First Person and Beyond Buttondowns), Specialty (Kids, Corporate Sales, and Coming Home catalogs) and International (foreign-based operations in Japan, United Kingdom and Germany). "Other" includes corporate expenses, intercompany eliminations, and other income and deduction items that are not allocated to segments. (See Note 7.)

Core segment's net sales were $160.7 million or 60.4 percent of total net sales in fiscal 2001, which represents a decrease of $13.8 million from the prior year. Within the core operating segment, sales from the monthly and prospecting full-price catalogs were down from the prior year due to reduced circulation and pages mailed. Also, the planned later mailings of the May primary catalog and a First Person catalog is expected to shift sales from the first quarter into the second quarter.

Specialty segment's net sales were $79.0 million or 29.7 percent of total net sales in fiscal 2001, which represents a decrease of $6.9 million from the prior year. Excluding last year's first quarter net sales of about $11 million from the company's discontinued Willis & Geiger business, the specialty segment had a sales increase of $4.0 million. This sales increase was principally from our Corporate Sales business-to-business division, partially offset by lower Kids' sales.

International segment's net sales were $26.4 million or 10.0 percent of total net sales in fiscal 2001, which represents a decrease of $2.8 million from the prior year. The decrease was the result of lower sales primarily in Japan.

Core's income before income taxes decreased by $2.2 million to $2.1 million in fiscal 2001 from $4.3 million in the prior year. Core's decrease in income before income taxes was the result of lower sales volume, as well as increased national advertising costs.

Specialty's income before income taxes decreased by $5.5 million to $2.1 million in fiscal 2001 primarily due to increased national advertising costs, and the effect of the discontinued Willis & Geiger business.

International's loss before income taxes improved by $0.1 million to a loss of $1.9 million in fiscal 2001 from a loss of $2.0 million last year. International's decrease in income before income taxes was attributed mainly to the sales decrease in Japan.


Segment net sales
(Amounts in thousands)

Net Sales                April 28, 2000             April 30, 1999
                     Amount   % of Net Sales    Amount   % of Net Sales

Core               $160,660       60.4%       $174,488       60.3%
Specialty            78,965       29.7%         85,852       29.6%
International        26,420        9.9%         29,269       10.1%
  Total net sales  $266,045      100.0%       $289,609      100.0%

Income before income taxes
(Amounts in thousands)

                         April 28, 2000             April 30, 1999
                     Amount   % of Net Sales    Amount   % of Net Sales

Core                $ 2,062        0.8%        $ 4,289        1.5%
Specialty             2,056        0.8%          7,584        2.6%
International        (1,872)      (0.7%)        (1,998)      (0.7%)
Other                (1,782)      (0.7%)           457        0.2%
  Income before
    income taxes    $   464        0.2%        $10,332        3.6%


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

At April 28, 2000, the company had unsecured domestic credit facilities totaling $200 million, of which the only reduction of this facility was about $23 million of outstanding letters of credit. The company also maintains foreign credit lines for use in foreign operations totaling the equivalent of approximately $52 million as of April 28, 2000, of which $18 million was outstanding.





                                                                       12
Since fiscal 1990, the company's board of directors has authorized the company from time to time to purchase a total of 12.7 million shares of treasury stock. As of June 8, 2000, 11.6 million shares have been purchased, and there is a balance of 1.1 million shares available to the company. The company purchased 18 thousand shares of treasury stock during the quarter ended April 28, 2000.

Capital investment

Capital expenditures for fiscal 2001 are currently planned to be about $50 million, of which about $2.6 million had been expended through April 28, 2000. Major projects to date related primarily to investing in our information technology. The company believes that its cash flow from operations and borrowings under its current credit facilities will provide adequate resources to meet its treasury stock purchases, capital requirements and operational needs for the foreseeable future.

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

In October 1998, The Internet Tax Freedom Act was signed into law. Among the provisions of this Act is a three-year moratorium on multiple and discriminatory taxes on electronic commerce. An Advisory Commission on Electronic Commerce was appointed to study and report back to Congress on whether, and if so, how, electronic commerce should be taxed.

The Commission submitted its final report to Congress on April 3, 2000. Among other recommendations, the majority of the Advisory Commission favors the extension of the moratorium for an additional five years, until 2006, and greater uniformity and simplification of the state sales and use tax systems. We are currently analyzing the Commission's full report, Congress' response, and any other proposed changes in the sales and use tax laws and policies in general.





Business Outlook

In the first quarter of fiscal 2001, the company launched its revamped merchandise line, offering more new and enhanced products than ever before, and customer acceptance is strong. The company expects an improvement in gross profit margin of about 225 basis points for the full fiscal year, due to changes in sourcing and more successful negotiations with vendors.

The initiative over the last four quarters to reduce unprofitable mailings with significant cuts in circulation is completed, and the company will now focus on growth from a more productive base. The mailing strategy includes an overall 6 percent increase in page circulation for the year, most of which will take place in the fourth quarter when holiday catalogs will be added back to the mailing plan. Given these plans, the fourth quarter will represent the largest improvement over the prior year in both sales and earnings.

Based on current sales trends, the company is updating certain aspects of its business outlook, which it most recently revised in its May 11, 2000 earnings release.

The company maintains its expectations for the second quarter of the current fiscal year will show positive sales and earnings growth, compared with the same period in the prior year.

Excluding last year's first half sales of $12.5 million from the discontinued Willis & Geiger business, the company expects first half sales to be relatively flat, compared with the prior year, rather than showing a low-single-digit increase, as stated earlier. The company continues to anticipate weaker earnings for the first six months of the current fiscal year, compared with the same period a year ago.

For the full year, the company expects sales to increase at about the same rate as its planned six percent increase in page circulation, while earlier comments indicated a sales increase somewhat above six percent. The company continues to expect a 225 basis point improvement in gross profit margin for the full fiscal year and also maintains its profit goal of about 7.0 percent pretax profit as a percent of net sales.

Statement regarding forward-looking information

Statements in this report (including, but not limited to, the Management's Discussion and Analysis) that are not historical, including, without limitation, statements regarding our goals for fiscal 2001 sales, gross profit margin, pretax profit and earnings, as well as anticipated sales trends, timing of catalogs and future development of our business strategy, are considered forward-looking in this report. As such, these statements are subject to a number of risks and uncertainties. Future results may be materially different from those expressed or implied by these statements due to a number of factors. Currently, we believe that the principal factors that create uncertainty about our future results are the following: customer response to our new merchandise introductions, circulation changes and other initiatives; general economic or business conditions, both domestic and foreign; effects of shifting patterns of e-commerce versus catalog purchases; costs associated with printing and mailing catalogs; dependence on consumer seasonal buying patterns; and fluctuations in foreign currency exchange rates. Our future results could, of course, be affected by other factors as well.

The company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
                                                                      14
Item 3:  Quantitative and Qualitative Disclosure About Market Risk

The company uses derivative instruments to hedge, and therefore attempts to reduce its exposure to the effects of currency fluctuations on cash flows. The company is subject to foreign currency risk related to its transactions with operations in the United Kingdom, Japan, Germany and with foreign third-party vendors. The company's foreign currency risk management policy is to hedge the majority of merchandise purchases by foreign operations and from foreign third-party vendors, which includes forecasted transactions, through the use of foreign exchange forward contracts and options to minimize this risk. The company's policy is not to speculate in derivative instruments for profit on the exchange rate price fluctuation, trade in currencies for which there are no underlying exposures, or enter into trades for any currency to intentionally increase the underlying exposure. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. As of April 28, 2000, the company had net outstanding foreign currency forward contracts totaling about $49 million. For the first quarter of fiscal 2001, a loss of $1.5 million was recognized in other expenses, compared with a gain of $1.0 million in the first quarter of fiscal 2000.

The company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of its short-term borrowing and investment activities at variable interest rates. As of April 28, 2000, the company had no outstanding financial instruments related to its debt or investments.































                        PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
         There are no material legal proceedings presently pending, except for routine litigation incidental to the business, to which Lands' End, Inc., is a party or of which any of its property is the subject.

Items 2 and 3 are not applicable and have been omitted.

Item 4.  Submission of Matters to a Vote of Security Holders
         At the Annual Meeting of Shareholders held on May 24, 2000, pursuant to the Notice of Annual Meeting of Shareholders and Proxy Statement dated April 24, 2000, the voting results were as follows:

         (a) Each of the two nominees (Richard C. Anderson and Howard G. Krane) were elected to the Board of Directors as follows:

              Director's name      Shares voted FOR    Shares WITHHELD
              Richard C. Anderson     25,292,940           329,853
              Howard G. Krane         25,293,593           329,200

         (c) The appointment of Arthur Andersen LLP as independent public accountants for the company for the fiscal year ending January 26, 2001, was approved (25,588,597 shares voted FOR; 18,202 shares voted AGAINST; and 15,994 shares ABSTAINED).

Item 5 is not applicable and has been omitted

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              There were no exhibits filed as part of this report.

         (b)  Reports on Form 8-K

              There were no reports filed on Form 8-K during the three-month period ended April 28, 2000.















                                 SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and chief financial officer.









                                             LANDS' END, INC.



Date:  June 8, 2000                  By /s/  STEPHEN A. ORUM
                                             Stephen A. Orum
                                             Executive Vice President,
                                             and Chief Financial Officer




































