Form 10-Q
period 2000-07-28
LANDS END INC
filed 2000-09-08
CIK 799288

===========================================================================
                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                              _______________

                                 FORM 10-Q

(Mark one)
    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the Quarter Ended JULY 28, 2000
                            OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.

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

          Yes   X                             No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 8, 2000:

Common stock, $.01 par value 30,294,857 shares outstanding





                       LANDS' END, INC. & SUBSIDIARIES
                              INDEX TO FORM 10-Q


                                                                    Page
PART I.  FINANCIAL INFORMATION                                     Number

   Item 1.  Financial Statements

            Consolidated Statements of Operations for the
               Three Months Ended July 28, 2000, and
               July 30, 1999.....................................     3

            Consolidated Statements of Operations for the
               Six Months Ended July 28, 2000, and
               July 30, 1999.....................................     4

            Consolidated Balance Sheets at July 28, 2000, and
               January 28, 2000 .................................     5

            Consolidated Statements of Cash Flows for the
               Six Months Ended July 28, 2000, and
               July 30, 1999 ....................................     6

            Notes to Consolidated Financial Statements...........  7-10

   Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations........................................ 11-16

   Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk..........................................    17

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings....................................    18

   Item 4.  Submission of Matters to a Vote of
               Security Holders..................................    18

   Item 6.  Exhibits and Reports on Form 8-K.....................    18

   Signature.....................................................    19











                                                                          2
                        PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                      LANDS' END, INC. & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)

                                                Three months ended
                                                July 28,  July 30,
                                                 2000      1999
                                                   (unaudited)

Net sales                                       $255,545     $254,616

  Cost of sales                                  132,674      136,400

Gross profit                                     122,871      118,216

  Selling, general and
    administrative expenses                      125,598      109,429
  Reversal of non-recurring charge                     -         (275)

Income (loss) from operations                     (2,727)       9,062

  Other income (expense):
    Interest expense                                (217)        (358)
    Interest income                                  500           36
    Other                                           (542)      (1,672)

    Total other expense                             (259)      (1,994)

Income (loss) before income taxes                 (2,986)       7,068
  Income tax provision (benefit)                  (1,105)       2,615

Net income (loss)                               $ (1,881)    $  4,453

Basic earnings (loss) per share                 $  (0.06)    $   0.15

Diluted earnings (loss) per share               $  (0.06)    $   0.14

Basic weighted average shares outstanding
  outstanding                                     30,295       30,057
Diluted weighted average shares
  outstanding                                     30,722       30,783

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.








                                                                          3





                       LANDS' END, INC. & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)

                                                 Six months ended
                                               July 28,    July 30,
                                                 2000        1999
                                                    (unaudited)

Net sales                                      $521,590    $544,225

  Cost of sales                                 277,820     300,575

Gross profit                                    243,770     243,650

  Selling, general and
    administrative expenses                     245,177     225,715
  Reversal of non-recurring charge                    -      (1,598)

Income (loss) from operations                    (1,407)     19,533

  Other income (expense):
    Interest expense                               (347)       (967)
    Interest income                               1,219          38
    Other                                        (1,987)     (1,204)

Total other expense                              (1,115)     (2,133)

Income (loss) before income taxes                (2,522)     17,400
  Income tax provision (benefit)                   (933)      6,438

Net income (loss)                              $ (1,589)   $ 10,962

Basic earnings (loss) per share                $  (0.05)   $   0.37

Diluted earnings (loss) per share              $  (0.05)   $   0.36

Basic weighted average shares outstanding        30,246      30,032

Diluted weighted average shares outstanding      30,791      30,656

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.












                                                                          4
                      LANDS' END, INC. & SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                           July 28,      January 28,
                                             2000           2000
                                          (unaudited)
Assets
Current assets:
  Cash and cash equivalents                $ 20,050      $ 76,413
  Receivables, net                           15,986        17,753
  Inventory                                 206,854       162,193
  Prepaid advertising                        17,718        16,572
  Other prepaid expenses                      8,214         5,816
  Income taxes receivable                     1,244             -
  Deferred income tax benefits               10,661        10,661
Total current assets                        280,727       289,408

Property, plant and equipment, at cost:
  Land and buildings                        102,910       102,776
  Fixtures and equipment                    190,678       175,910
  Leasehold improvements                      4,453         4,453
Total property, plant and equipment         298,041       283,139
  Less-accumulated depreciation
    and amortization                        129,112       117,317
Property, plant and equipment, net          168,929       165,822
Intangibles, net                                659           966
Total assets                               $450,315      $456,196

Liabilities and shareholders' investment
Current liabilities:
  Lines of credit                          $ 19,200      $ 11,724
  Accounts payable                           79,822        74,510
  Reserve for returns                         5,388         7,869
  Accrued liabilities                        35,741        43,754
  Accrued profit sharing                        180         2,760
  Income taxes payable                            -        10,255
Total current liabilities                   140,331       150,872

Deferred income taxes                         9,117         9,117

Shareholders' investment:
  Common stock, 40,221 shares issued            402           402
  Donated capital                             8,400         8,400
  Additional paid-in capital                 31,541        29,709
  Deferred compensation                        (178)         (236)
  Accumulated other comprehensive income      3,824         2,675
  Retained earnings                         452,841       454,430
  Treasury stock, 9,926 and 10,071
    shares at cost, respectively           (195,963)     (199,173)
Total shareholders' investment              300,867       296,207
Total liabilities and shareholders'
  investment                               $450,315      $456,196

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                                                                          5



                        LANDS' END, INC. & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                                      Six Months Ended
                                                    July 28,    July 30,
                                                      2000        1999
                                                        (unaudited)

Cash flows from (used for) operating activities:
  Net income (loss)                                  $ (1,589)  $ 10,962
    Adjustments to reconcile net income (loss) to
      net cash flows from operating activities:
       Non-recurring credit                                 -     (1,598)
       Depreciation and amortization                   11,629     10,275
       Deferred compensation expense                       58        101
       Loss on disposal of fixed assets                     -        538
       Changes in current assets and liabilities:
         Receivables, net                               1,767      8,023
         Inventory                                    (44,661)    29,703
         Prepaid advertising                           (1,146)     3,393
         Other prepaid expenses                        (2,398)     1,278
         Accounts payable                               5,312    (16,943)
         Reserve for returns                           (2,481)    (3,166)
         Accrued liabilities                           (6,896)    (9,922)
         Accrued profit sharing                        (2,580)    (1,787)
         Income taxes payable                         (11,499)   (12,824)
       Other                                            2,981      1,469
Net cash flows from (used for) operating activities   (51,503)    19,502

Cash flows used for investing activities:
  Cash paid for capital additions                     (15,546)    (5,486)
Net cash flows used for investing activities          (15,546)    (5,486)

Cash flows from (used for) financing activities:
  Proceeds from (payments of) short-term debt           7,476    (14,992)
  Purchases of treasury stock                          (1,019)    (4,504)
  Issuance of treasury stock                            4,229      5,109
Net cash flows from (used for) financing activities    10,686    (14,387)

Net decrease in cash and cash equivalents             (56,363)      (371)
Beginning cash and cash equivalents                    76,413      6,641

Ending cash and cash equivalents                     $ 20,050   $  6,270

Supplemental cash flow disclosures:
  Interest paid                                      $    347   $    958
  Income taxes paid                                     8,841     18,516

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

3.  Derivative instruments and hedging activities

As of July 31, 1999, the company adopted the Financial Accounting
Standards Board's (FASB's) Statement of Financial Accounting Standards
No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). Statement 133 unifies accounting and financial reporting standards for forward contracts, options, other derivative instruments and related hedging activities. Statement 133 requires, in part, that the company report all derivative instruments in the statement of financial position as assets or liabilities at their fair value. The treatment of subsequent changes in fair value depends on whether hedge accounting is available. For the second quarter of fiscal 2001, a loss of $1.1 million was recorded in other expenses, compared with a loss of $1.6 million in the second quarter of fiscal 2000. For the six months ended July 28, 2000, a loss of $2.6 million primarily due to the weakening of the German Mark and British Pound againt the U.S. Dollar was recorded in other expenses, compared with a loss of $0.6 million for the same time period last year.

At the date merchandise is sold to a foreign subsidiary or purchased from a foreign third party, the hedging relationship is terminated and subsequent gains and losses on the hedging derivative instrument are reported in earnings. At the date of the ultimate sale of the merchandise by the foreign subsidiary to a third party or purchase from a foreign third party, the gain or loss previously deferred in equity is reclassified into earnings. The company estimates that net hedging gains of $1.8 million will be reclassified from accumulated other comprehensive income into earnings within the 12 months between July 29, 2000 and July 27, 2001.




                                                                        7
                       LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Earnings per share

The following table discloses the computation of the diluted earnings
(loss) per share and the basic earnings (loss) per share.

                                Three months ended      Six months ended
                               July 28,    July 30,   July 28,    July 30,
(In thousands, except per        2000        1999       2000        1999
share data)
Net income (loss)               $(1,881)   $  4,453   $(1,589)    $ 10,962
Average shares of common
  stock outstanding              30,295      30,057    30,246       30,032
Incremental shares from assumed
  exercise of stock options         427         726       545          624
Diluted weighted average shares
  of common stock outstanding    30,722      30,783    30,791       30,656

Basic earnings (loss) per share $ (0.06)   $   0.15   $ (0.05)    $   0.37
Diluted earnings (loss)
  per share                     $ (0.06)   $   0.14   $ (0.05)    $   0.36

5.  Comprehensive income

In accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", the following table presents the company's comprehensive income (loss)(in thousands):

                                 Three months ended      Six months ended
                                July 28,    July 30,   July 28,    July 30,
                                  2000        1999       2000        1999

Net income (loss)               $(1,881)    $ 4,453    $(1,589)    $10,962
Other comprehensive income
 (loss):
  Foreign currency translation
    adjustments                    (236)        544     (1,487)       (202)
  Net unrealized gain on forward
    contracts and options           647           -      2,636           -
Comprehensive income (loss)     $(1,470)    $ 4,997    $  (440)    $10,760

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






                                                                          8
                       LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is a summary of related costs for the six months ended July 28, 2000 and the remaining reserve balance (included as a component of accrued liabilities in the accompanying balance sheets).

                               Balance      Costs       Balance
(In thousands)                 1/28/00    Incurred      7/28/00

Severance costs                $ 1,007     $  (958)     $    49
Asset impairments                   31           -           31
Facility exit costs and other      107           -          107
Total                          $ 1,145     $  (958)     $   187

7.  Segment disclosure

The company has three business segments consisting of Core (regular monthly and prospecting catalogs, First Person and Lands' End for Men (formerly Beyond Buttondowns)), Specialty (Kids, Corporate Sales, and
Coming Home catalogs and Willis & Geiger in the prior year) and International (foreign-based operations in Japan, United Kingdom and Germany).

Segment sales represent sales to external parties. Sales from the Internet, export sales shipped from the United States, and liquidation sales are included in the respective business segments. Segment income before income taxes is revenue less direct and allocable operating expenses, which includes interest expense and interest income. Segment identifiable assets are those that are directly used in or identified with segment operations. "Other" includes corporate expenses, inter-company eliminations, currency gains and losses, and other income and deduction items that are not allocated to segments.

Pertinent financial data by operating segment for the periods ended July 28, 2000 and July 30, 1999 are as follows (in thousands):

                               Three months ended July 28, 2000
                                              Inter-            Consoli-
                          Core    Specialty  national   Other    dated

Net sales               $150,932  $ 71,809   $ 32,804  $     -  $255,545
Income (loss) before
  income taxes            (2,934)      956       (138)    (870)   (2,986)
Identifiable assets      265,046   128,251     57,018        -   450,315
Depreciation and
  amortization             3,420     1,628        591        -     5,639
Capital expenditures       6,584     3,161        759        -    10,504
Interest expense              25        11        181        -       217
Interest income         $    313  $    149   $     38  $     -  $    500









                                                                        9
                      LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                               Three months ended July 30, 1999
                                              Inter-            Consoli-
                           Core   Specialty   national  Other    dated

Net sales               $150,736  $ 71,652   $ 32,228  $     -  $254,616
Income (loss) before
  income taxes             2,590     6,283       (149)  (1,656)    7,068
Identifiable assets      239,483   115,981     51,945        -   407,409
Depreciation and
  amortization             2,956     1,404        573        -     4,933
Capital expenditures       2,595     1,251        526        -     4,372
Interest expense             143        67        148        -       358
Interest income         $     12  $      6   $     18  $     -  $     36



                               Six months ended July 28, 2000
                                               Inter-            Consoli-
                           Core    Specialty  national   Other    dated

Net sales                $311,592  $150,774   $ 59,224  $     -  $521,590
Income (loss) before
  Income taxes               (872)    3,012     (2,010)  (2,652)   (2,522)
Identifiable assets       265,046   128,251     57,018        -   450,315
Depreciation and
  amortization              7,038     3,406      1,185        -    11,629
Capital expenditures        9,884     4,783        879        -    15,546
Interest expense               51        24        272        -       347
Interest income          $    788  $    382   $     49  $     -  $  1,219



                                 Six months ended July 30, 1999
                                               Inter-            Consoli-
                           Core    Specialty  national   Other    dated

Net sales                $325,224  $157,504   $ 61,497  $     -  $544,225
Income (loss) before
  income taxes (1)          6,879    13,867     (2,147)  (1,199)   17,400
Identifiable assets       239,483   115,981     51,945        -   407,409
Depreciation and
  amortization              6,136     2,971      1,168        -    10,275
Capital expenditures        3,229     1,564        693        -     5,486
Interest expense              419       203        345        -       967
Interest income          $     13  $      7   $     18  $     -  $     38

(1) Includes a reversal of non-recurring charges of $1.2 million and $0.4 million allocated to the specialty and core segments, respectively.






                                                                         10

Item 2.                    MANAGEMENT'S DISCUSSION
                                 AND ANALYSIS

Results of Operations

       Consolidated results for the three months ended July 28, 2000, compared with three months ended July 30, 1999

The company's net sales for its second quarter of fiscal 2001 totaled $255.5 million, about flat with sales of $254.6 million in the same quarter last year. Compared to the prior year, sales trends during the quarter just ended were weaker than initially expected and inconsistent across product lines. The company saw continued strong sales in women's swimwear, coed knits, women's sweaters and knits. However, we had soft sales in other product lines, especially women's and men's tailored and women's casual pants. Corporate Sales continued to grow in double-digits, although their sales were somewhat lower than expected toward the end of the quarter. Internet sales at www.landsend.com were 70 percent higher, compared with the second quarter last year.

Sales in the core business segment, represented by the primary monthly, prospecting and tailored clothing catalogs, were flat, as were sales in the specialty business segment, composed of Kids, Corporate Sales and Coming Home, compared with the prior year. Sales in the international business segment, composed of operations in Japan, the U.K. and Germany, were up about 2 percent from last year. Sales for the first 4 weeks of the current third quarter show the company's net sales down 2% from the comparable period in the prior year .

Gross profit in the quarter just ended was $122.9 million, or 48.1 percent of net sales, compared with $118.2 million, or 46.4 percent of net sales, in the same quarter last year. The improvement in gross profit margin over the comparable period was due to higher initial margins, primarily associated with sourcing improvements and a lower level of sales of liquidated merchandise. However, margins in the quarter just ended were lower than anticipated, primarily due to high levels of liquidation sales in Japan, increased reserves for inventory obsolescence and higher markdowns at retail outlets in the United States. Liquidation of excess inventory was about 8 percent of net sales during this year's second quarter, compared with about 10 percent in the prior year.

In the quarter just ended, selling, general and administrative expenses were $125.6 million, or 49.1 percent of net sales, compared with $109.4 million, or 43.0 percent, in the similar period last year. The increase in the SG&A ratio between the periods was primarily due to increases in catalog and national advertising, as well as relatively higher fixed expenses. Page and catalog circulation were higher during the quarter just ended, principally due to increased prospecting, especially to inactive buyers, and the moving of certain catalogs and their related circulation costs from the first quarter into the second quarter. Productivity, or sales per page, declined. National advertising costs were about $3 million higher than in the prior year.

Inventory at the end of the quarter was $207 million, up 9 percent from $190 million in the prior year. Our first-time fulfillment rate for the quarter just ended was about 88 percent, up from 84 percent last year and consistent with our annual goal.


                                                                        11

For the quarter just ended, there was a net loss of $1.9 million, or a loss per diluted share of $0.06, compared with net earnings of $4.5 million, or $0.14 per diluted share, in the prior year.

Segment results for the three months ended July 28, 2000 and July 30, 1999

                        Three months ended        Three months ended
Segment net sales          July 28, 2000             July 30, 1999
(Amounts in thousands) Amount   % of Net Sales   Amount   % of Net Sales

Core                  $150,932       59.1%      $150,736       59.2%
Specialty               71,809       28.1%        71,652       28.1%
International           32,804       12.8%        32,228       12.7%
  Total net sales     $255,545      100.0%      $254,616      100.0%

Income (loss) before income taxes
(Amounts in thousands)
                         Three months ended         Three months ended
                            July 28, 2000              July 30, 1999
                       Amount   % of Net Sales    Amount   % of Net Sales

Core                  $(2,934)      (1.2%)       $ 2,590        1.0%
Specialty                 956        0.4%          6,283        2.5%
International            (138)      (0.1%)          (149)      (0.1%)
Other                    (870)      (0.3%)        (1,656)      (0.6%)
  Income (loss) before
    income taxes      $(2,986)      (1.2%)       $ 7,068        2.8%

The core segment's net sales increased about $0.2 million from the prior year. Within the core operating segment, sales from the monthly and prospecting full-price catalogs were up slightly from the prior year due to increased circulation and pages mailed.

The specialty segment's net sales increased about $0.2 million from the prior year. Excluding last year's second quarter net sales of about $1.4 million from the company's discontinued Willis & Geiger business, the specialty segment had a sales increase of $1.5 million. This sales increase was principally from our Corporate Sales business-to-business division, mainly offset by lower Kids' and Coming Home sales.

The international segment's net sales increased almost $0.6 million from the prior year. The increase was primarily the result of higher liquidation sales in Japan.

The core segment's pretax income decreased $5.5 million from the prior year. The decrease was the result of higher catalog advertising costs associated with increased circulation and from increased fixed and variable expenses and national advertising.

The specialty segment's pretax income decreased $5.3 million from the prior year, primarily due to increased national and catalog advertising costs and variable and fixed expenses.

The international segment's had a pretax loss of $0.1 million for the three months of the second quarter for this year and last year. The slight improvement in pretax was due to increased liquidation sales and reduced advertising costs, offset by higher fixed, variable and national advertising costs.
                                                                        12


       Consolidated results for the six months ended July 30, 1999, compared with six months ended July 31, 1998

For the first six months of the current year, net sales were $521.6 million, down 4 percent from net sales of $544.2 million during the first half of last year. Excluding last year's first half sales from the company's discontinued Willis & Geiger business, sales in this year's first half were down 2 percent from the prior year.

Gross profit for the first six months of fiscal 2001 was $243.8 million, about flat with $243.7 million in the same six-month period last year. As a percentage of net sales, gross profit increased from 44.8 percent in fiscal 2000 to 46.7 percent in fiscal 2001. The increase in gross profit was due to higher initial margins, primarily associated with sourcing improvements and a lower level of sales of liquidated merchandise.

Selling, general and administrative expenses increased 8.6 percent to $245.2 million in the first six months of fiscal 2001 from $225.7 million in the same period last year. As a percentage of net sales, selling, general and administrative expenses increased to 47.0 percent in fiscal 2001 from 41.5 percent in fiscal 2000. The increase in the SG&A ratio in the first half of fiscal 2001 was primarily the result of higher fixed expenses (primarily information technology related), national advertising and catalog advertising costs.

The net loss in the first half of fiscal 2001 was $1.6 million, or a loss of $0.05 per diluted share, compared with earnings of $11.0 million, or $0.36 per diluted share, in the first six months of the prior fiscal year. Last year's first half includes an addition to net income (after-tax) of $1.0 million, or $0.03 per share, from the reversal of a portion of the non-recurring charge taken in the fourth quarter of fiscal year 1999.

Segment results for the six months ended July 28, 2000 and July 30, 1999


                          Six months ended          Six months ended
Segment net sales           July 28, 2000             July 30, 1999
(Amounts in thousands) Amount   % of Net Sales   Amount   % of Net Sales

Core                  $311,592       59.7%      $325,224       59.8%
Specialty              150,774       28.9%       157,504       28.9%
International           59,224       11.4%        61,497       11.3%
  Total net sales     $521,590      100.0%      $544,225      100.0%

Income (loss) before income taxes
(Amounts in thousands)
                          Six months ended           Six months ended
                            July 28, 2000              July 30, 1999
                        Amount  % of Net Sales     Amount  % of Net Sales

Core                   $  (872)     (0.2%)        $ 6,879       1.3%
Specialty                3,012       0.6%          13,867       2.5%
International           (2,010)     (0.4%)         (2,147)     (0.4%)
Other                   (2,652)     (0.5%)         (1,199)     (0.2%)
  Income (loss) before
    income taxes       $(2,522)     (0.5%)        $17,400       3.2%

                                                                       13

The core segment's net sales decreased $13.6 million from the prior year. This decrease was the result of soft sales, especially in product lines for women's and men's tailored and women's casual pants.

The specialty segment's net sales decreased $6.7 million from the prior year. Excluding last year's first six months of net sales of about $12 million from the company's discontinued Willis & Geiger business, the specialty segment had a sales increase of $5.5 million. This sales increase was principally from our Corporate Sales business-to-business sales, partially offset by a decrease in the Kids and Coming Home divisions.

The international segment's net sales decreased $2.3 million from the prior year. The decrease was the result of lower sales, primarily in the United Kingdom.

The core segment's pretax income decreased by $7.8 million from the prior year. The decrease was the result of lower sales volume, increased national and catalog advertising costs and higher variable and fixed expenses.

The specialty segment's pretax income decreased by $10.9 million from the prior year. The decrease was primarily due to reduced sales, increased national and catalog advertising costs, and higher variable and fixed expenses.

The international segment had a pretax loss of $2.0 million in each of the six month periods reported.

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

At July 28, 2000, the company had unsecured domestic credit facilities totaling $200 million, of which about $1 million had been used, along with a reduction of the facility of nearly $51 million for outstanding letters of credit. The company also maintains foreign credit lines for use in foreign operations totaling the equivalent of approximately $51 million as of July 28, 2000, of which about $18 million was used.

                                                                         14

Since fiscal 1990, the company's board of directors has authorized the company from time to time to purchase a total of 12.7 million shares of treasury stock. As of September 8, 2000, 11.6 million shares have been purchased, and there is a balance of 1.1 million shares available to the company. The company purchased about 18 thousand shares of treasury stock as the result of options exercised during the six months ended
July 28, 2000.

Capital investment

Capital expenditures for fiscal 2001 are currently planned to be about $50 million, of which about $16 million had been expended through July 28, 2000. Major projects to date pertained mainly to investing in our information technology. The company believes that its cash flow from operations and borrowings under its current credit facilities will provide adequate resources to meet its treasury stock purchases, capital requirements and operational needs for the foreseeable future.

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

In October 1998, The Internet Tax Freedom Act was signed into law. Among the provisions of this Act is a three-year moratorium on multiple and discriminatory taxes on electronic commerce. An Advisory Commission was appointed to study electronic commerce tax issues and submitted its final report to Congress on April 3, 2000. Among other recommendations, the majority of the Advisory Commission favors the extension of the moratorium for an additional five years, until 2006, and greater uniformity and simplification of the state sales and use tax systems. We are currently analyzing the Commission's full report, Congress' response, and any other proposed changes in the sales and use tax laws and policies in general.

Business outlook as stated in our earnings release dated August 10, 2000

As stated in our earnings release dated August 10, 2000, we expect for the full year an improvement in gross profit margin of about 200 basis points over last year, rather than 225 as previously announced,


                                                                       15
principally due to further liquidations in Japan. This is consistent with the improvement of 200 basis points in the first half of the year. The company's catalog mailing strategy currently includes a 6 percent increase in United States page circulation for the first nine months of the fiscal year. However, due to aggressive fourth quarter circulation plans, we now expect page circulation in the fourth quarter to be up 20 percent as we add holiday catalogs back to the mailing plan and shift the timing of holiday mailings. This is in contrast to the overall 6 percent increase in page circulation for the full year as previously announced. In view of these plans and their emphasis on the holiday period, the company expects that the fourth quarter will represent a substantial improvement over the prior year in both sales and earnings, but anticipates downward trends in sales and earnings for the third quarter. As previously stated, the company anticipates that its sales for the full year will increase by less than 6 percent over the prior year.

Based on the disappointing results through the first half of the year, the company no longer believes that it can achieve the 20 percent increase in earnings per share that was previously anticipated. We currently believe that we can achieve somewhat positive earnings growth for the year. However, the upcoming holiday season will be critically important as we see the full effect of our merchandising and circulation strategies. If the trends of weak sales and higher costs experienced through the first six months of the fiscal year continue into the holiday period, our current business plans will be at risk.

Statement regarding forward-looking information

Statements in this release that are not historical, including, without limitation, statements regarding our plans, expectations, assumptions, and estimations for fiscal 2001 sales, gross profit margin, and earnings, as well as anticipated sales trends, timing of catalogs and future development of our business strategy, are forward-looking. As such, these statements are subject to a number of risks and uncertainties. Future results may be materially different from those expressed or implied by these statements due to a number of factors. Currently, we believe that the principal factors that create uncertainty about our future results are the following: customer response to our merchandise offerings, circulation changes and other initiatives; the mix of our sales between full price and liquidation merchandise; general economic or business conditions, both domestic and foreign; effects of shifting patterns of e-commerce versus catalog purchases; costs associated with printing and mailing catalogs; dependence on consumer seasonal buying patterns; and fluctuations in foreign currency exchange rates. Our future results could, of course, be affected by other factors as well.

The company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Item 3:  Quantitative and Qualitative Disclosure About Market Risk

The company uses derivative instruments to hedge, and therefore attempts to reduce its exposure to the effects of currency fluctuations on cash flows. The company is subject to foreign currency risk related to its transactions with operations in the Japan, United Kingdom, Germany and with foreign third-party vendors. The company's foreign currency risk management policy is to hedge the majority of merchandise purchases by foreign operations and from foreign third-party vendors, which includes forecasted transactions, through the use of foreign exchange forward contracts and options to minimize this risk. The company's policy is not to speculate in derivative instruments for profit on the exchange rate price fluctuation, trade in currencies for which there are no underlying exposures, or enter into trades for any currency to intentionally increase the underlying exposure. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract.

As of July 28, 2000, the company had net outstanding foreign currency forward contracts totaling about $43 million. Due to foreign currency exchange fluctuations, during the second quarter of fiscal 2001, a loss of $1.1 million was recorded in other expenses, compared with a loss of $1.6 million in the second quarter of fiscal 2000. For the first six months of fiscal 2001, a loss of $2.6 million primarily due to the weakening of the German Mark and British Pound against the U.S. Dollar was recorded in other expenses, compared with a loss of $0.6 million for the same time period last year.

The company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of its short-term borrowing and investment activities at variable interest rates. As of July 28, 2000, the company had no outstanding financial instruments related to its debt or investments.

                         PART II.  OTHER INFORMATION

Item  1. Legal Proceedings
         There are no material legal proceedings presently pending, except for routine litigation incidental to the business, to which Lands' End, Inc., is a party or of which any of its property is the subject.

Items 2 and 3 are not applicable and have been omitted.

Item  4. Submission of Matters to a Vote of Security Holders
         There were no matters submitted to a vote of security holders for the quarter ended July 28, 2000, other than those disclosed in the Form 10-Q for the quarter ended April 28, 2000, reporting the results of the company's annual meeting.

Item  5. is not applicable and has been omitted

Item  6. Exhibits and Reports on Form 8-K

         (a)  Exhibits

              There were no exhibits filed as part of this report.


         (b)  Reports on Form 8-K

              There were no reports filed on Form 8-K during the three-month period ended July 28, 2000.

                                  SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and chief financial officer.
















                                             LANDS' END, INC.



Date:  September 8, 2000              By /s/ STEPHEN A. ORUM
                                             Stephen A. Orum
                                             Executive Vice President,
                                             and Chief Financial Officer