Form 10-Q
period 2000-10-27
LANDS END INC
filed 2000-12-11
CIK 799288

===========================================================================
                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                              _______________

                                 FORM 10-Q

(Mark one)
    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the Quarter Ended OCTOBER 27, 2000
                            OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.

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

          Yes   X                             No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 11, 2000:

Common stock, $.01 par value 29,189,372 shares outstanding



                       LANDS' END, INC. & SUBSIDIARIES
                              INDEX TO FORM 10-Q


                                                                    Page
PART I.  FINANCIAL INFORMATION                                     Number

   Item 1.  Financial Statements

            Consolidated Statements of Operations for the
               Three Months Ended October 27, 2000, and
               October 29, 1999..................................     3

            Consolidated Statements of Operations for the
               Nine Months Ended October 27, 2000, and
               October 29, 1999..................................     4

            Consolidated Balance Sheets at October 27, 2000, and
               January 28, 2000 .................................     5

            Consolidated Statements of Cash Flows for the
               Nine Months Ended October 27, 2000, and
               October 29, 1999 .................................     6

            Notes to Consolidated Financial Statements...........  7-10

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












                                                                          2
                        PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                      LANDS' END, INC. & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)

Three months ended
                                                  Oct. 27,  Oct. 29
                                                    2000      1999
                                                     (unaudited)

Net sales                                       $336,391     $325,970

  Cost of sales                                  190,663      185,157

Gross profit                                     145,728      140,813

  Selling, general and
    administrative expenses                      136,232      127,189
  Reversal of non-recurring charge                     -         (176)

Income from operations                             9,496       13,800

  Other income (expense):
    Interest expense                                (801)        (558)
    Interest income                                  235           17
    Other                                         (1,878)         631

    Total other income (expense)                  (2,444)          90

Income before income taxes                         7,052       13,890
  Income tax provision                             2,609        5,139

Net income                                      $  4,443     $  8,751

Basic earnings per share                        $   0.15     $   0.29

Diluted earnings per share                      $   0.15     $   0.28

Basic weighted average shares outstanding         30,290       30,125

Diluted weighted average shares
  outstanding                                     30,491       31,071

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.








                                                                          3





                       LANDS' END, INC. & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)

                                                Nine months ended
Oct. 27,    Oct. 29,
                                                 2000        1999
                                                    (unaudited)
Net sales                                      $857,981    $870,195

  Cost of sales                                 468,483     485,732

Gross profit                                    389,498     384,463

  Selling, general and
    administrative expenses                     381,409     352,904
  Reversal of non-recurring charge                    -      (1,774)

Income from operations                            8,089      33,333

  Other income (expense):
    Interest expense                             (1,148)     (1,525)
    Interest income                               1,454          55
    Other                                        (3,865)       (573)

Total other expense                              (3,559)     (2,043)

Income before income taxes                        4,530      31,290
  Income tax provision                            1,676      11,577

Net income                                     $  2,854    $ 19,713

Basic earnings per share                       $   0.09    $   0.66

Diluted earnings per share                     $   0.09    $   0.64

Basic weighted average shares outstanding        30,261      30,064

Diluted weighted average shares outstanding      30,681      30,831

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.











                                                                          4
                      LANDS' END, INC. & SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                           Oct. 27,      January 28,
                                             2000           2000
                                          (unaudited)
Assets
Current assets:
  Cash and cash equivalents                $ 20,031      $ 76,413
  Receivables, net                           21,992        17,753
  Inventory                                 260,503       162,193
  Prepaid advertising                        42,586        16,572
  Other prepaid expenses                      8,769         5,816
  Deferred income tax benefits               10,661        10,661
Total current assets                        364,542       289,408

Property, plant and equipment, at cost:
  Land and buildings                        103,371       102,776
  Fixtures and equipment                    200,078       175,910
  Leasehold improvements                      4,453         4,453
  Construction in progress                    1,301             -
Total property, plant and equipment         309,203       283,139
  Less-accumulated depreciation
    and amortization                        131,581       117,317
Property, plant and equipment, net          177,622       165,822
Intangibles, net                                670           966
Total assets                               $542,834      $456,196

Liabilities and shareholders' investment
Current liabilities:
  Lines of credit                          $ 70,239      $ 11,724
  Accounts payable                          109,940        74,510
  Reserve for returns                         8,521         7,869
  Accrued liabilities                        39,722        43,754
  Accrued profit sharing                        184         2,760
  Income taxes payable                        1,136        10,255
Total current liabilities                   229,742       150,872

Deferred income taxes                         9,117         9,117

Shareholders' investment:
  Common stock, 40,221 shares issued            402           402
  Donated capital                             8,400         8,400
  Additional paid-in capital                 31,541        29,709
  Deferred compensation                        (147)         (236)
  Accumulated other comprehensive income      3,688         2,675
  Retained earnings                         457,284       454,430
  Treasury stock, 9,977 and 10,071
    shares at cost, respectively            (197,193)     (199,173)
Total shareholders' investment               303,975       296,207
Total liabilities and shareholders'
  investment                                $542,834      $456,196

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                                                                          5



                        LANDS' END, INC. & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                                     Nine Months Ended
                                                    Oct. 27,    Oct. 29,
                                                      2000        1999
(unaudited)
Cash flows from (used for) operating activities:
  Net income                                         $  2,854   $ 19,713
    Adjustments to reconcile net income to
      net cash flows from operating activities:
       Non-recurring credit                                 -     (1,774)
       Depreciation and amortization                   17,220     15,178
       Deferred compensation expense                       89        126
       Loss on disposal of fixed assets                    40        540
       Changes in current assets and liabilities:
         Receivables, net                              (4,239)       346
         Inventory                                    (98,310)   (11,613)
         Prepaid advertising                          (26,014)   (11,747)
         Other prepaid expenses                        (2,953)     1,665
         Accounts payable                              35,430     12,129
         Reserve for returns                              652       (348)
         Accrued liabilities                           (2,611)    (4,583)
         Accrued profit sharing                        (2,576)    (1,034)
         Income taxes payable                          (9,119)   (10,344)
         Tax benefit of stock options                   1,832      2,715
       Other                                            1,013     (1,265)
Net cash flows from (used for) operating activities   (86,692)     9,704
Cash flows used for investing activities:
  Cash paid for capital additions                     (30,185)   (12,745)
Net cash flows used for investing activities          (30,185)   (12,745)
Cash flows from (used for) financing activities:
  Net proceeds from short-term debt                    58,515      2,407
  Purchases of treasury stock                          (2,249)    (4,507)
  Issuance of treasury stock                            4,229      6,589
Net cash flows from financing activities               60,495      4,489
Net increase(decrease)in cash and cash equivalents    (56,382)     1,448
Beginning cash and cash equivalents                    76,413      6,641
Ending cash and cash equivalents                     $ 20,031   $  8,089
Supplemental cash flow disclosures:
  Interest paid                                      $    954   $  1,444
  Income taxes paid                                     8,841     19,288

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

3.  Derivative instruments and hedging activities

As of July 31, 1999, the company adopted the Financial Accounting Standards Board's (FASB's) Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). Statement 133 unifies accounting and financial reporting standards for forward contracts, options, other derivative instruments, and related hedging activities. Statement 133 requires, in part, that the company report all derivative instruments in the statement of financial position as assets or liabilities at their fair value. The treatment of subsequent changes in fair value depends on whether hedge accounting is available. For the third quarter of fiscal 2001, a loss of $1.9 million was recorded in other expenses, compared with a gain of $0.6 million in the third quarter of fiscal 2000. For the nine months ended October 27, 2000, a loss of $4.5 million primarily due to the weakening of the German Mark and British Pound against the U.S. Dollar was recorded in other expenses, compared with a loss of $40 thousand for the same time period last year.

At the date merchandise is sold to a foreign subsidiary or purchased from a foreign third party, the hedging relationship is terminated and subsequent gains and losses on the hedging derivative instrument are reported in earnings. At the date of the ultimate sale of the merchandise by the foreign subsidiary to a third party or purchase from a foreign third party, the gain or loss previously deferred in equity is recognized in earnings. The company estimates that net hedging gains of $2.2 million will be reclassified from accumulated other comprehensive income into earnings within the 12 months between October 28, 2000 and October 26, 2001.



                                                                        7
                       LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Earnings per share

The following table discloses the computation of the diluted earnings per share and the basic earnings per share.

                                Three months ended     Nine months ended
                               Oct. 27,    Oct. 29,   Oct. 27,    Oct. 29,
(In thousands, except per        2000        1999       2000        1999
share data)
Net income                      $ 4,443    $  8,751   $ 2,854     $ 19,713
Average shares of common
  stock outstanding              30,290      30,125    30,261       30,064
Incremental shares from assumed
  exercise of stock options         201         946       420          767
Diluted weighted average shares
  of common stock outstanding    30,491      31,071    30,681       30,831

Basic earnings per share        $  0.15    $   0.29   $  0.09     $   0.66
Diluted earnings per share      $  0.15    $   0.28   $  0.09     $   0.64

5.  Comprehensive income

In accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," the following table presents the company's comprehensive income (in thousands):

                                 Three months ended     Nine months ended
                                Oct. 27,    Oct. 29,   Oct. 27,    Oct. 29,
                                  2000        1999       2000        1999

Net income                      $ 4,443     $ 8,751    $ 2,854     $19,713
Other comprehensive income:
  Foreign currency translation
    adjustments                    (467)        992     (1,954)        790
  Net unrealized gains (losses)
    on forward contracts and
    options                         331      (2,055)     2,967      (2,055)
Comprehensive income            $ 4,307     $ 7,688    $ 3,867     $18,448

6.  Non-recurring charge and related reversal

During fiscal year 1999, in connection with changes in executive management, the company announced a Plan designed to reduce administrative and operational costs stemming from duplicative responsibilities and certain non-profitable operations. This Plan included the reduction of staff positions, the closing of three outlet stores, the liquidation of the Willis & Geiger operations, and the termination of a licensing agreement with MontBell Co. Ltd. A non-recurring charge of $12.6 million was recorded in fiscal 1999 related to these matters.







                                                                          8
                       LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is a summary of related costs for the nine months ended October 27, 2000 and the remaining reserve balance (included as a component of accrued liabilities in the accompanying balance sheets).

                               Balance      Costs       Balance
(In thousands)                 1/28/00    Incurred      10/27/00

Severance costs                $ 1,007     $  (958)     $    49
Asset impairments                   31           -           31
Facility exit costs and other      107           -          107
Total                          $ 1,145     $  (958)     $   187

7.  Segment disclosure

The company has three business segments consisting of Core (regular monthly and prospecting catalogs, First Person and Lands' End for Men), Specialty (Kids, Corporate Sales, and Coming Home catalogs and Willis & Geiger in the prior year) and International (foreign-based operations in Japan, United Kingdom and Germany).

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

Pertinent financial data by operating segment for the periods ended October 27, 2000 and October 29, 1999 are as follows (in thousands):

                             Three months ended October 27, 2000
                                              Inter-            Consoli-
                          Core    Specialty  national   Other    dated

Net sales               $185,551  $122,712   $ 28,128  $     -  $336,391
Income (loss) before
  income taxes               284     9,566       (738)  (2,060)    7,052
Identifiable assets      303,521   167,404     71,909        -   542,834
Depreciation and
  amortization             2,918     2,085        588        -     5,591
Capital expenditures       8,756     5,497        386        -    14,639
Interest expense             414       233        154        -       801
Interest income         $     78  $     96   $     61  $     -  $    235









                                                                        9
                      LANDS' END, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                              Three months ended October 29, 1999
                                              Inter-            Consoli-
Core    Specialty  national  Other    dated

Net sales               $177,481  $116,913   $ 31,576  $     -  $325,970
Income (loss) before
  income taxes            (1,538)   14,332        456      640    13,890
Identifiable assets      257,510   140,577     76,794        -   474,881
Depreciation and
  amortization             2,526     1,757        620        -     4,903
Capital expenditures       4,211     2,498        550        -     7,259
Interest expense             254       164        140        -       558
Interest income         $      7  $      4   $      6  $     -  $     17



                                Nine months ended October 27, 2000
                                               Inter-            Consoli-
                           Core    Specialty  national   Other    dated

Net sales                $496,688  $273,941   $ 87,352  $     -  $857,981
Income (loss) before
  income taxes               (792)   12,784     (2,748)  (4,714)    4,530
Identifiable assets       303,521   167,404     71,909        -   542,834
Depreciation and
  amortization              9,956     5,491      1,773        -    17,220
Capital expenditures       18,640    10,280      1,265        -    30,185
Interest expense              465       257        426        -     1,148
Interest income          $    866  $    478   $    110  $     -  $  1,454



                                Nine months ended October 29, 1999
                                               Inter-            Consoli-
                           Core    Specialty  national   Other    dated

Net sales                $502,255  $274,867   $ 93,073  $     -  $870,195
Income (loss) before
  income taxes (1)          5,182    28,420     (1,691)    (621)   31,290
Identifiable assets       257,510   140,577     76,794        -   474,881
Depreciation and
  amortization              8,662     4,728      1,788        -    15,178
Capital expenditures        7,440     4,062      1,243        -    12,745
Interest expense              673       367        485        -     1,525
Interest income          $     20  $     11   $     24  $     -  $     55

  (1) Includes a reversal of non-recurring charges of $0.5 million and $1.3 million allocated to the specialty and core segments, respectively.






                                                                         10

Item 2.                    MANAGEMENT'S DISCUSSION
                                 AND ANALYSIS

Results of Operations

      Consolidated results for the three months ended October 27, 2000, compared with three months ended October 29, 1999

The company's net sales for its third quarter of fiscal 2001 totaled $336.4 million, up 3 percent from sales of $326.0 million in the same quarter last year. Sales grew stronger throughout the quarter, principally from gains in the core business segment and the specialty business segment. There was strong performance in the traditional and newly enhanced outerwear categories, as well as other core products. Page circulation was up by 12 percent, over half of which was increased prospecting and customer reactivation. Sales from the core business segment rose nearly 5 percent, led by the monthly and prospecting catalogs; and specialty business segment sales were also up 5 percent, led by double-digit growth in Corporate Sales. However, sales from the international business segment were down 11 percent, compared with the same period last year, mostly due to weaker European currencies relative to the dollar. Sales on the company's Internet site www.landsend.com were about 65 percent above those in the same quarter last year. Sales for the first 6 weeks of the current fourth quarter show the company's net sales increased 11% from the comparable period in the prior year.

Gross profit in the quarter just ended was $145.7 million, or 43.3 percent of net sales, compared with $140.8 million, or 43.2 percent of net sales, in the similar quarter last year. While the company achieved a 150 basis point improvement in initial markup, it was mostly offset by steeper markdowns on liquidated merchandise. Liquidations of excess inventory were 17 percent of net sales in the quarter just ended, compared with 16 percent in the prior year.

For the third quarter this year, selling, general and administrative expenses increased 7.1 percent to $136.2 million, compared with $127.2 million in last year's third quarter. As a percentage of net sales, SG&A ratio was 40.5 percent, compared with 39.0 percent in the similar period last year. The increase in the SG&A ratio was mostly the result of increased page circulation, primarily due to the company's prospecting and customer reactivation efforts, and also higher information services expense.

Third quarter ending inventory was $261 million, compared with $231 million a year ago and $379 million two years ago. The company shipped about 90 percent of items at the time of order placement during the quarter just ended, consistent with its high standards of customer service.

Net income for the quarter just ended was $4.4 million, compared with the $8.8 million earned in the same quarter last year. Diluted earnings per share for the quarter just ended were $0.15, compared with $0.28 in the
prior year.   Net income for the quarter just ended includes a foreign
currency exchange after-tax loss of $1.2 million, while the prior year's similar quarter included a foreign currency exchange after-tax gain of $0.4 million. Foreign currency exchange gains or losses will occur in response to currency market movements and the company's hedging strategy and are recorded as other income or expense.

                                                                     11
Segment results for the three months ended October 27, 2000 and October 29, 1999

                        Three months ended        Three months ended
Segment net sales        October 27, 2000          October 29, 1999
(Amounts in thousands) Amount   % of Net Sales   Amount   % of Net Sales

Core                  $185,551       55.2%      $177,481       54.4%
Specialty              122,712       36.5%       116,913       35.9%
International           28,128        8.3%        31,576        9.7%
  Total net sales     $336,391      100.0%      $325,970      100.0%

Income (loss) before income taxes
(Amounts in thousands)
                         Three months ended         Three months ended
                          October 27, 2000           October 29, 1999
                       Amount   % of Net Sales    Amount   % of Net Sales

Core                  $   284        0.1%        $(1,538)      (0.5%)
Specialty               9,566        2.8%         14,332        4.4%
International            (738)      (0.2%)           456        0.2%
Other                  (2,060)      (0.6%)           640        0.2%
  Income before
    income taxes      $ 7,052        2.1%        $13,890        4.3%

The core segment's net sales increased $8.1 million from the prior year, primarily from increased circulation of monthly and prospecting full-price catalogs. The specialty segment's net sales increased $5.8 million from last year, principally from our double-digit growth in Corporate Sales business-to-business division. The international segment's net sales decreased $3.4 million from the prior year, primarily the result of weaker European currencies relative to the dollar.

For the third quarter this fiscal year compared to last year, the core segment's pretax income increased $1.8 million, the specialty segment's pretax income decreased $4.8 million, and the international segment's pretax income decreased $1.2 million.

     Consolidated results for the nine months ended October 27, 2000, compared with nine months ended October 29, 1999

For the nine months just ended, net sales were $858.0 million, down 1 percent from sales of $870.2 million during the same period last year. Excluding $13 million in sales from the discontinued Willis & Geiger business in the prior year, net sales in the current fiscal year were about flat, compared with the prior year. Year to date, Internet sales increased 68 percent, compared with last year.

Gross profit for the first nine months of fiscal 2001 was $389.5 million, compared with $384.5 million in the same nine-month period last year. As a percentage of net sales, gross profit increased from 44.2 percent in fiscal 2000 to 45.4 percent in fiscal 2001. The increase in gross profit was mainly due to higher initial margins, primarily associated with sourcing improvements.




                                                                     12
Selling, general and administrative expenses increased 8.1 percent to $381.4 million in the first nine months of fiscal 2001 from $352.9 million in the same period last year. As a percentage of net sales, selling, general and administrative expenses increased to 44.5 percent in fiscal 2001 from 40.6 percent in fiscal 2000. The increase in the SG&A ratio in the first nine months of fiscal 2001 was primarily the result of higher catalog advertising and national advertising costs and fixed expenses (primarily information technology related).

Net income for the first nine months of fiscal 2001 was $2.9 million, or $0.09 per diluted share, compared with net income of $19.7 million, or $0.64 per share in the same period a year ago. Last year's first nine months includes an addition to net income (after-tax) of $1.1 million, or $0.04 per share, from the reversal of a portion of the non-recurring charge taken in the fourth quarter of fiscal year 1999.

Segment results for the nine months ended October 27, 2000 and October 29, 1999

                          Nine months ended         Nine months ended
Segment net sales         October 27, 2000          October 29, 1999
(Amounts in thousands) Amount   % of Net Sales   Amount   % of Net Sales

Core                  $496,688       57.9%      $502,255       57.7%
Specialty              273,941       31.9%       274,867       31.6%
International           87,352       10.2%        93,073       10.7%
  Total net sales     $857,981      100.0%      $870,195      100.0%

Income (loss) before income taxes
(Amounts in thousands)
                          Nine months ended           Nine months ended
                          October 27, 2000            October 29, 1999
                        Amount  % of Net Sales     Amount  % of Net Sales

Core                   $  (792)     (0.1%)        $ 5,182       0.6%
Specialty               12,784       1.5%          28,420       3.3%
International           (2,748)     (0.4%)         (1,691)     (0.2%)
Other                   (4,714)     (0.5%)           (621)     (0.1%)
  Income before
    income taxes       $ 4,530       0.5%         $31,290       3.6%

For the first nine months of the year, the core segment's net sales decreased $5.6 million from the prior year, due to the weakness experienced in the first half of the fiscal year.

The specialty segment's net sales decreased $0.9 million from the prior year. Excluding last year's first nine months of net sales of about $13 million from the company's discontinued Willis & Geiger business, the specialty segment had a sales increase of $12.0 million. This sales increase was principally from our Corporate Sales business-to-business division, partially offset by a decrease in the Kids and Coming Home divisions.






                                                                     13
The international segment's net sales decreased $5.7 million from the prior year. The decrease was mainly the result of weaker European currencies relative to the dollar.

For the first nine months of this fiscal year compared to last year, the core segment's pretax income decreased by $6.0 million, the specialty segment's pretax income decreased by $15.6 million and the international segment pretax income decreased by $1.1 million.

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

At October 27, 2000, the company had unsecured domestic credit facilities totaling $200 million, of which $55 million had been used, along with a reduction of the facility of nearly $42 million for outstanding letters of credit. The company also maintains foreign credit lines for use in foreign operations totaling the equivalent of approximately $51 million as of October 27, 2000, of which about $15 million was used.

Since fiscal 1990, the company's board of directors has authorized the company from time to time to purchase a total of 12.7 million shares of treasury stock. The company purchased about 69 thousand shares of treasury stock, of which 19 thousand shares was the result of options exercised, during the nine months ended October 27, 2000. The company completed the repurchase of the remaining authorized shares available on November 30, 2000. On December 4, 2000, the board of directors authorized the purchase of up to 2,000,000 additional shares of the company's common stock, which will be made from time to time on the New York Stock Exchange or otherwise. As of December 11, 2000, 12.7 million shares have been purchased, and there is a balance of 2.0 million shares available to the company.
Capital investment

Capital expenditures for fiscal 2001 are currently planned to be about $45 million, of which about $30 million had been expended through October 27, 2000. Major projects to date pertained mainly to investing in our information technology. The company believes that its cash flow from operations and borrowings under its current credit facilities will provide adequate resources to meet its capital requirements, treasury stock purchases and operational needs for the foreseeable future.
                                                                     14
Possible future changes

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

Business outlook as stated in our earnings release dated November 9, 2000

As stated in our earnings release dated November 9, 2000, the company now expects an improvement in gross profit margin of about 115-135 basis points over last year, rather than 200 as previously announced, mainly due to continuing higher than expected liquidations and greater than expected demand associated with price promotions on multiple-item purchases.

Through the first 9 months of the year, page circulation has increased by 8 percent. As previously announced, the company plans to increase page circulation by 20 percent for the fourth quarter, as holiday catalogs are added back to the mailing plan and the timing of holiday mailings is shifted. In view of these plans and the emphasis on the holiday period, the company's expectations regarding sales growth for the fourth quarter and the full year remain unchanged. The company continues to expect the fourth quarter to show substantial improvement in both sales and earnings, and also continues to expect somewhat positive sales growth for the full year. However, based on continuing pressure on gross profit margins in the first six weeks of the fourth quarter, the company expects earnings for the full year to be flat to somewhat below the prior year, rather than somewhat positive as previously stated.



                                                                     15
Statement regarding forward-looking information

Statements in this document and in the company's earnings releases that are not historical, including, without limitation, statements regarding our plans, expectations, assumptions, and estimations for fiscal 2001 sales, gross profit margin, and earnings, as well as anticipated sales trends, timing of catalogs and future development of our business strategy, are forward-looking. As such, these statements are subject to a number of risks and uncertainties. Future results may be materially different from those expressed or implied by these statements due to a number of factors.

Currently, we believe that the principal factors that create uncertainty about our future results are the following: customer response to our merchandise offerings, circulation changes and other initiatives; the mix of our sales between full price and liquidation merchandise; general economic or business conditions, both domestic and foreign; effects of shifting patterns of e-commerce versus catalog purchases; costs associated with printing and mailing catalogs; dependence on consumer seasonal buying patterns; and fluctuations in foreign currency exchange rates. Our future results could, of course, be affected by other factors as well. More information about these risks and uncertainties may be found in the company's 10-K filings with the S.E.C.

The company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.































                                                                     16
Item 3:  Quantitative and Qualitative Disclosure About Market Risk

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

As of October 27, 2000, the company had net outstanding foreign currency forward contracts totaling about $59.3 million. Due to foreign currency exchange fluctuations, during the third quarter of fiscal 2001, a loss of $1.9 million was recorded in other expenses, compared with a gain of $0.6 million in the third quarter of fiscal 2000. For the first nine months of fiscal 2001, a loss of $4.5 million primarily due to the weakening of the German Mark and British Pound against the U.S. Dollar was recorded in other expenses, compared with a loss of $40 thousand for the same time period last year.

The company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of its short-term borrowing and investment activities at variable interest rates. As of October 27, 2000, the company had no outstanding financial instruments related to its debt or investments.

























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

Item  4. Submission of Matters to a Vote of Security Holders
         There were no matters submitted to a vote of security holders for the quarter ended October 27, 2000.

Item  5. Other Information
         Jeffrey A. Jones joined the company as chief operating officer in December 2000. Prior to joining Lands' End, Jones spent the last seven years with Shopko Stores, Inc., and its subsidiary, Provantage Health Service, Inc., both in Wisconsin. He served as Shopko's senior vice president and chief financial officer until 1997. At that time, he was named chief operating officer and later served as chief executive officer of Provantage, which was recently sold to Merck, Inc. After graduating with a B.A. in Accounting from the University of Maryland in 1971, Jones spent 13 years with Arthur Andersen & Co. His career includes chief financial and chief operating officer positions with various companies, including retail.

         Stephen A.(Chip) Orum, executive vice president and chief financial officer, plans to retire in early spring 2001, in line with his long-time plan to pursue personal and family interests. Orum joined Lands' End as vice president and chief financial officer in 1991. He was promoted to senior vice president in 1992 and named executive vice president in 1994.

         Two members of the company's board of directors, David B. Heller and Howard G. Krane, plan to resign as board members in late January 2001 at the end of the company's fiscal year. Mr. Heller and Mr. Krane have served as directors since 1986 when the company went public. Each is resigning to make time for other interests.

Item  6. Exhibits and Reports on Form 8-K

         (a)  Exhibits

              There were no exhibits filed as part of this report.

         (b)  Reports on Form 8-K
              A report on Form 8-K was filed on August 15, 2000, pertaining to the company's results for the second quarter ended July 28, 2000, and the business outlook for the fiscal year.





                                                                         18




                                  SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and chief financial officer.
















                                             LANDS' END, INC.



Date:  December 11, 2000              By /s/ STEPHEN A. ORUM
                                             Stephen A. Orum
                                             Executive Vice President,
                                             and Chief Financial Officer


























                                                                         19