Form 10-K405
period 2001-01-26
LANDS END INC
filed 2001-04-23
CIK 799288

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION PRIVATE
                         Washington, D.C. 20549
                         _____________________
                               FORM 10-K
      (Mark one)
  _x_     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.  (FEE REQUIRED)
          For the fiscal year ended JANUARY 26, 2001
                                           OR
  ___     TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934. (NO FEE REQUIRED) For the transition period from _____ to _____

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

Title of each class                                      Name of each exchange
-------------------                                       on which registered
Common Stock ($0.01 per value)                           ---------------------
                                                        New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

As of March 23, 2001, the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was $324,873,794.

The number of shares of Common Stock ($0.01 par value) outstanding as of March 23, 2001, was 29,375,472.

                  DOCUMENTS INCORPORATED BY REFERENCE

              Documents                            Form 10-K Reference
              ---------                            -------------------
   Notice of 2001 Annual Meeting and               Part III, Items 10,
 Proxy Statement dated April 16, 2001                 11, 12 and 13





                      Lands' End, Inc. & Subsidiaries
                                 Index To
                        Annual Report On Form 10-K
                      For Year Ended January 26, 2001

Part I.                                                               Page

   Item 1.   Business .............................................  3-10
             Executive Officers of the Registrant ................. 10-11
   Item 2.   Properties ...........................................    12
   Item 3.   Legal Proceedings ....................................    13
   Item 4.   Submission of Matters to a Vote of Security Holders ..    13

Part II

   Item 5.   Market for Registrant's Common Equity and Related
               Shareholder Matters ................................    14
   Item 6.   Selected Consolidated Financial Data .................    15
   Item 7.   Management's Discussion and Analysis of Consolidated
               Financial Condition and Results of Operations ...... 16-26
   Item 8.   Consolidated Financial Statements and Supplementary
               Data ............................................... 27-48
   Item 9.   Changes in and Disagreements on Accounting and
               Consolidated Financial Disclosure...................    49

Part III

   Item 10.  Directors and Executive Officers of the Registrant....    49
   Item 11.  Executive Compensation ...............................    49
   Item 12.  Security Ownership of Certain Beneficial Owners and
               Management .........................................    49
   Item 13.  Certain Relationships and Related Transactions .......    49

Part IV

   Item 14.  Exhibits, Consolidated Financial Statement Schedules,
               and Reports on Form 8-K ............................    50
Signatures   ......................................................    51





















                                                                      2
                                  PART I.

Item 1.   Business

Lands' End, Inc., the company, is a leading direct marketer of traditionally styled, casual clothing for men, women and children, accessories, domestics, shoes and soft luggage. The company strives to provide products of high quality at prices representing honest value, enhanced by a commitment to excellence in customer service and an unconditional guarantee. The company offers its products through multiple selling channels consisting of regular mailings of its monthly primary, prospecting and specialty catalogs as well as through the Internet (which has grown from $61 million in fiscal 1999 to $218 million in fiscal 2001), its international businesses, and its outlet stores.

The company's growth strategy has three key elements. First, the company seeks to increase sales through its multiple selling channels, both by expanding its customer base and by increasing sales to its existing customers through improvements in its merchandise offerings and creative presentations. Second, the company endeavors to generate additional sales by making targeted mailings of its specialty catalogs to existing and prospective customers and by offering its products on the Internet. Third, the company is actively pursuing opportunities to apply its merchandising, marketing and order fulfillment skills abroad by continuing its efforts to expand the customer base through its operations in Japan, Germany, and the United Kingdom.

Date of Incorporation

The Registrant was incorporated in Illinois in 1963 and became a Delaware corporation in 1986.

                           Catalogs and Marketing

Lands' End views each catalog issue as a unique opportunity to communicate with its customers. Products are described in visual and editorial detail in which the company shares its view of the benefits and features of its merchandise. The catalogs use such techniques as background stories, editorials, monthly publication, and distinctive covers to stimulate the reader's interest, combining a consistent theme with varying monthly features.

                   Core, Specialty and International Segments

The company organizes and manages its businesses based on type of catalog, which focuses on specific customer needs and markets served. The company has three operating segments consisting of core, specialty and international. Worldwide, the company mailed approximately 269 million full-price catalogs, including specialty catalogs, abridged issues and international catalogs. Company catalogs are mailed to customers throughout the world, and products are exported to more than 185 countries. Fulfillment for these export sales is handled through the company's Wisconsin facilities in the United States.








                                                                      3
                     Core Segment (U.S. Based Operations)

The core business segment consists of adult apparel offered through the company's regular monthly and prospecting catalogs and two catalogs featuring casual and tailored clothing for the workplace "First Person" for women and "Lands' End for Men" (formally Beyond Buttondowns). During fiscal 2001, the company mailed 13 issues of its regular monthly (primary) catalog with an average of 167 pages per issue from its U.S. based operations.

Each issue of the regular catalog offers certain basic product lines for men and women (including knit shirts, sweaters, dress and sport shirts, casual pants, dresses, skirts, accessories, and soft luggage) that customers have come to expect. The regular catalog also offers seasonal merchandise, such as swimsuits, outerwear and holiday gifts. In addition to the mailings of the regular catalog, each year Lands' End generally mails two end-of-season clearance catalogs and two additional holiday catalogs. The company mails an abridged version of its regular catalog to prospective customers who are identified based on lists of magazine subscribers and customers of other direct marketers and on lists compiled of households meeting certain demographic criteria. In addition, the company identifies prospective new customers through its national advertising campaign.

The company mails two catalogs featuring casual and tailored clothing for the workplace, First Person and Lands' End for Men. In fiscal 1994, the company introduced Textures, which was revamped as First Person Singular in fiscal 1997 and renamed First Person in fiscal 2000. First Person features women's fine casual and tailored clothing and accessories suitable for the workplace. Beyond Buttondowns was introduced in fiscal 1991, and renamed Lands' End for Men in fiscal 2001. Lands' End for Men offers fine casual and tailored clothing and accessories for men. In fiscal 2001, the company mailed five issues of its First Person catalog and six issues of its Lands' End for Men catalog.

                               Specialty Segment

The specialty business segment consists of Corporate Sales (which includes school uniforms), Kids and Coming Home catalogs. The specialty catalogs have been developed over the years to target specific needs for additional merchandise identified by customers.

In fiscal 1994, Corporate Sales, the company's business-to-business catalog, was introduced. Corporate Sales offers quality products to groups, teams and clubs or to companies that use Lands' End's merchandise for corporate premiums or incentive programs. The company's embroidery capabilities allow for the design and monogram of unique logos or emblems for groups. Early in 2000, Corporate Sales launched its transaction-enabled Web site. Corporate Sales offers online customer stores for individual companies for their own employees' use. In fiscal 1998 a uniform catalog was introduced that targets the growing trend in many public and private schools. A new facility will open in late summer of 2001 in Stevens Point, Wisconsin, and will serve as a satellite center to the Corporate Sales' main operation in Dodgeville, Wisconsin, as well as other functions. The facility will consist of a phone center, management offices, embroidery design and production area and warehouse space. In fiscal 2001, the company mailed four issues of its Corporate Sales catalog, and two issues of its school uniform catalog.

Since fiscal 1991, the Kids catalog has offered a collection of comfortable, casual clothing for children. In fiscal 2001, the company mailed seven issues of its Kids catalog.
                                                                      4
Since fiscal 1991, the Coming Home catalog offers domestic products, primarily bedding and bath items. In fiscal 2001, the company mailed six issues of its Coming Home catalog.

               International Segment (Foreign Based Operations)

The international business segment consists of foreign-based operations located in Japan, Germany and the United Kingdom. Catalogs mailed in these countries are written in the local languages and denominated in local currencies. In the fall of fiscal 2000, the company launched local Web sites in Japan, Germany and the United Kingdom in their respective local currencies and native language. In the fall of fiscal 2001, additional full-service e-commerce Web sites were launched in Ireland, France and Italy.

In September 1991, the company launched its first United Kingdom (U.K.) catalog. In August 1993, the company opened a leased telephone order and distribution center in Oakham, England, which allowed the company to fill orders locally and greatly reduce delivery time to U.K. customers. Construction of a new phone and distribution center in Oakham was completed in the summer of 1998. During fiscal 2001, the company mailed nine issues of the regular monthly U.K. catalog, plus two abridged issues to prospective customers in the U.K.

In fall 1994, the company launched operations in Japan. During fiscal 2001, the company mailed eight issues of the Japanese catalog. During fiscal 1998, the company's phone center and administrative office moved to a larger facility in Yokohama. The distribution center moved to Fujieda from Maebashi in fiscal 1997 to accommodate future growth. Packages are delivered from this warehouse in Fujieda, which is managed by Lands' End's employees.

In August 1996, the company launched its first German catalog. During fiscal 2001, the company mailed eight issues of the German catalog. The company's phone center and administrative functions operate from its offices in Mettlach, Germany. Orders are packed and shipped from the Lands' End distribution center in Oakham, England.

                 Financial Information about business segments

See Note 12 to the Consolidated Financial Statements in Item 8 for segment financial data.

The Internet

Lands' End offers its customers a variety of shopping options, including shopping from its catalogs via toll-free telephone, mail, fax and through its Internet site. The Internet has allowed the company to attract new customers and better serve existing customers. About 17 percent of our Internet buyers are totally new to Lands' End and an additional seven percent of Internet sales come from people on our mailing list making their first purchase. The company offers online shopping, and other services to its customers on its user-friendly Web site, landsend.com. According to the National Retail Federation, landsend.com is the largest seller of apparel online.






                                                                      5
Two innovations at landsend.com were launched in fiscal 2000 with the introduction of Lands' End LiveTM and Shop with a FriendTM. Lands' End Live allows customers to shop online with real-time assistance of a Lands' End customer service representative by telephone or by electronic chat. After clicking on the Lands' End Live button, the customer has the option to select electronic chat or a phone conversation if they have a phone line in addition to their Internet connection. An electronic signal is sent from their computer to a Lands' End Live personal shopper. The signal immediately connects the customer and the personal shopper simultaneously via their Internet browser. Once connected, the customer and the personal shopper can view the same Web pages simultaneously and forward Internet pages back and forth to each other while conversing on the telephone or via chat. A split screen feature is available for the personal shopper to help customers compare products side by side.

The other feature introduced in fiscal 2000 was Shop with a Friend. This feature enables two people in separate locations to shop online together.
The two shoppers are able to browse landsend.com while viewing the same pages simultaneously. Each shopper can point to pages on the site and the same page will instantly appear on the companion's screen, creating an interactive shopping adventure while being states, even countries, apart.

Two new features added during fiscal 2001 include My Virtual ModelTM and My Personal ShopperTM. The first feature, My Virtual Model (MVM), allows men and women to create realistic images of their body shape and style and then virtually try on hundreds of apparel items from Lands' End. MVM is an updated version of Your Personal Model. Each shopper is invited to fill out a general or a detailed questionnaire with his/her exact measurements to create a model that is a virtual representation of the shopper's body shape. The shopper can try on clothes and view the items and outfits from all sides, or spin their "virtual selves" 360 degrees. Once a model is created, the shopper can save it and protect it with a password. The shopper also can save outfits for reference by placing them in the virtual closet called "My Outfits" and can e-mail his/her model to a friend or family member.

My Personal Shopper (MPS), which debuted in November 2000, is a patent-pending recommendations engine from Lands' End that provides shoppers product suggestions based on personal preferences, not simply past purchases. Saving shoppers time and effort when selecting clothing online, MPS replicates the experience of having an expert personal shopper who can suggest products that best match a shopper's unique preferences. The high level of personalization is achieved using a technique known as conjoint analysis, the first use of this technique by an online retailer. This stand-alone feature makes it fun, quick and easy for customers to create and save a shopping profile that can be used for future visits via password. To use, consumers complete a short questionnaire by noting their preference level for a series of six pairs of outfits and inputting their fabric, color and style aversions. The information then filters through the more than 90,000 apparel options available at landsend.com and immediately selects those items that best match the shopper's preference.

In December 2000, Lands' End transferred My Personal Shopper's (MPS) patent application, along with certain technology and intellectual property rights associated with MPS, to QuickDog, Inc., a San Franciso-based company. In return, the company received a minority ownership interest in QuickDog.




                                                                      6
Internationally, Web sites exist in Japan, Germany and the United Kingdom. During fiscal 2001, we expanded our global Internet presence by launching sites in France, Italy and Ireland.

The company has been repeatedly cited by the media and industry experts as having one of the most effective and innovative Web sites in the world, due to its innovations and continued dedication to customer service. Last year, FORTUNE(R) magazine's Technology Guide for the 2000/2001 holiday season named landsend.com as one of the notable Web sites to shop. Notable Web sites were chosen based on their level of comfort and convenience offered to shoppers.

Online customers at landsend.com can access the full line of Lands' End's products year round. Because the Internet lacks the space constraints of the catalog, the site offers off-season products not available in current catalogs, such as swimsuits in the winter and outerwear during the summer.

The company will continue to make refinements in its Web site and to explore the development of interactive shopping to meet its customers expectations. However, marketing the company's products through regular and specialty catalogs is expected to remain the primary means of communicating with customers.

Customers

A principal factor in the company's success to date has been the development of its own list of household buyers, many of whom have been identified through their response to the company's advertising. At the end of fiscal 2001, the company's mailing list consisted of about 31 million names. Approximately 6.7 million current buyers have made at least one purchase from the company within the last 12 months, and 11.2 million have made at least one purchase within the last 36 months. The company routinely updates and refines this list prior to individual catalog mailings to monitor customer interest as reflected in criteria such as the recency, frequency, dollar amount, and product type of purchases.

The company believes that its customer list has desirable demographic characteristics and is well-suited to the products offered in the company's catalogs. A customer research survey conducted by the company in the United States as of March 2000 indicated that approximately 47 percent of its customers were in the 35-54 age group and had median incomes of $62,000.
This research indicated that approximately 88 percent of Lands' End customers attended or graduated from college. Their high academic achievement is reflected in their occupations, with almost 69 percent in professional or managerial positions.

Lands' End advertises its products internationally. The advertising campaign in the United States consists of national, regional and local media, including network television, 12 national cable television networks, and 26 consumer directed magazines. The advertising campaign has been developed to communicate the Lands' End style message while reinforcing the existing attributes of the brand. The Corporate Sales division, which sells embroidered products on a business-to-business basis, is promoted via 12 targeted business and trade publications and trade shows. The company's retail locations are advertised on local radio, in daily newspapers and on billboards in each of their respective markets. Internationally the Lands' End subsidiaries in Japan, Germany and the U.K. advertise using a mixture of print, radio, and online media as appropriate within their respective markets.

                                                                      7
The company is not dependent upon any single customer, or upon any single group of customers, the loss of which would have a material effect on the company.

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

The company's apparel, domestic (primarily bedding and bath items), soft luggage and other products are produced worldwide by independent manufacturers, except for a portion of our adult soft luggage, polartec bedding, pet products, and polartec kids products that the company assembles. Independent manufacturers are selected, monitored and coordinated by the company's staff to assure conformity to strict standards of quality and of business conduct. The company believes the use of independent manufacturers increases its production capacity and flexibility and reduces costs.

During fiscal 2001, the company had purchase orders for merchandise from about 360 domestic and foreign manufacturers, including intermediaries (agents). One manufacturer and one intermediary accounted for about 13 percent and 15 percent of the company's purchase order dollars, respectively, in fiscal 2001. The company would be subject to minimal risk in finding alternative sourcing if this manufacturer and/or intermediary experiences prolonged work stoppages or economic problems.

In fiscal 2001, 70 percent of our merchandise was imported, mainly from Asia, Central America, Mexico, South America and Europe. The remaining 30 percent was made in the United States. The company will continue to take advantage of worldwide sourcing without sacrificing customer service or quality standards. The availability and cost of certain foreign products may be affected by United States and other countries' trade policies, economic events and the value of the United States dollar relative to foreign currencies.

Order Entry and Fulfillment

The company attempts to simplify catalog and interactive shopping as much as possible and believes that its fulfillment systems are among the best in the world. Lands' End utilizes toll-free telephone numbers and its Web sites for customers to place orders, review product information, request a catalog or seek assistance. Approximately 75-80 percent of catalog orders are placed by telephone, with the remainder from the Internet, mail and fax. When it comes to taking an order in one of our six phone centers or over the Web, there were more than 4,000 well-trained sales representatives available during the peak holiday season to handle customer requests. Additional services are

                                                                       8
provided through the company's Web site, the use of language lines to serve foreign customers and TDD (telephone device for the deaf). The company's three U.S. telephone centers are located in Dodgeville, Cross Plains and Reedsburg, Wisconsin. International telephone centers are located in Oakham, England; Yokohama, Japan; and Mettlach, Germany.

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

Merchandise Liquidation

Liquidations, sales of overstocks and end-of-season merchandise at reduced prices, were approximately 11 percent, 12 percent and 10 percent of net merchandise sales in fiscal 2001, 2000 and 1999, respectively. A majority of liquidation sales were made through catalogs and other print media. The balance was sold principally through the company's Web sites and its outlet and inlet retail stores.

Competition

The company's principal competitors are other catalog companies and retail stores, including specialty shops and department stores. The company may also face increased competition from other retailers as the number of television shopping channels and the variety of merchandise offered through electronic media increase. The apparel retail business in general is intensely competitive. Lands' End competes principally on the basis of merchandise value (quality and price), its established customer list and customer service, including fast order fulfillment, its unconditional guarantee (GUARANTEED PERIOD(R)), and its services and information provided at its user-friendly Web sites.

The company is one of the leading catalog companies in the U.S. The company attributes the growth in the catalog industry to many factors including customer convenience, widespread use of credit cards, the use of toll-free telephone lines, customers having less time to shop in stores, and purchasing of product online through the Internet. At the same time, the catalog business is subject to uncertainties in the economy, which result in fluctuating levels of overall consumer spending. Due to the lead times required for catalog production and distribution and product development, catalog retailers may not be able to respond as quickly as traditional

                                                                      9
retailers in an environment of rapidly changing prices. In the future, e-commerce growth should continually reduce lead times that are required by catalogs and decrease operating costs incurred in creating, printing and mailing catalogs.

Trademarks

The company uses the trademarks of "Lands' End" and "Coming Home" on products and catalogs. Some of the trademarks used in the catalogs include
"Super-T" shirts, "Squall" jackets and "Drifter" sweaters. "Lands' End Live," "Shop with a Friend," "Oxford Express" and "Your Personal Model" are trademarks associated with personalized customer services offered through the company's Web site. With the exception of "Lands' End" and "Coming Home," the company believes that loss or abandonment of any particular trademark would not significantly affect its business.

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

Employees

The company believes that its skilled and dedicated workforce is one of its key resources. Employees are not covered by collective bargaining agreements, and the company considers its employee relations to be very positive. As a result of the highly seasonal nature of the company's business, the size of the company's workforce varies, ranging from approximately 7,400 to 9,800 individuals in fiscal 2001. During the peak winter season of fiscal 2001, nearly 5,100 of the company's approximately 9,800 employees were temporary employees.

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




                                                                      10
Jeffrey A. Jones, 54, is Chief Operating Officer. Mr. Jones joined the company in December 2000. Prior to joining Lands' End, Mr. Jones spent the last seven years with Shopko Stores, Inc., and its subsidiary, Provantage Health Service, Inc., both in Wisconsin. He served as Shopko's Senior Vice President and Chief Financial Officer until 1997. At that time, he was named Chief Operating Officer and later served as Chief Executive Officer of Provantage, which was recently sold to Merck, Inc. Mr. Jones spent 13 years with Arthur Andersen & Co. His career includes Chief Financial and Chief Operating Officer positions with various companies, including retail.

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

Stephen A. (Chip) Orum, 54, was Executive Vice President and Chief Financial Officer until January 31, 2001. Mr. Orum joined the company as Vice President and Chief Financial Officer in June 1991, and was appointed Senior Vice President and Chief Financial Officer in February 1993, and became Executive Vice President and Chief Operating Officer in addition to Chief Financial Officer in October 1994. From 1994 until January 1999, Mr. Orum served as Executive Vice President and Chief Operating Officer.

Donald R. Hughes, 40, is Senior Vice President and Chief Financial Officer. Mr. Hughes joined Lands' End in 1987 as Senior Staff Accountant. During his 14-year tenure with the company, he has served in various positions of increasing responsibility, including Controller, Director of Financial Services, and since 1996, Vice President of Finance. Prior to Lands' End, Mr. Hughes spent two years with Arthur Andersen & Co. in Milwaukee, as an auditor in their Small Business Division.

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

                                                            11
Item 2.  Properties

The following table sets forth certain information of the company and its subsidiaries relating to their principal facilities as of January 26, 2001. Stevens Point is the only property that is subject to mortgage or collateral assignment.

                                                               Type of
Location                                                       Interest
  Domestic Properties:
    Wisconsin:
      Warehouses in Dodgeville, Reedsburg and
        Stevens Point (1)                                       Owned
        Phone centers and offices in Dodgeville,
          Cross Plains, Reedsburg and Stevens Point (1)         Owned
        Activity Center in Dodgeville                           Owned
        Hangars in Madison and Mineral Point                    Owned
        Inlet (2) stores in Brookfield, Fox Point
          and Madison                                           Leased
        Outlet stores in Madison, Oshkosh, and Dodgeville       Leased

    Iowa:
      Manufacturing plants in West Union and Elkader            Owned

    Illinois:
      Outlet stores in Lombard, Niles, Schaumburg,
        Champaign and Springfield                               Leased

    Minnesota:
      Inlet (2) stores in Richfield and Minnetonka
        and Woodbury                                            Leased
      Travelers Inlet Store (3) at the Minneapolis/
        St. Paul International Airport                          Leased

    New York:
      Inlet (2)-store in Rochester                              Leased

  International Properties:
    United Kingdom:
      Warehouse, phone center, outlet store, and offices
        in Oakham                                               Owned
      Outlet store in Maidenhead, Bishop Centre
        Shopping Center                                         Leased
      Office in London                                          Leased
    Japan:
      Warehouse in Fujieda City                                 Leased
      Offices and phone center in Yokohama                      Leased
      Outlet store in Shizuoka Ken                              Leased
    Germany:
      Offices and phone center in Mettlach                      Leased
    Portugal:
      Sourcing office in Maia                                   Leased

The company believes that its facilities are in good condition, well maintained and suitable for their intended uses.

(1) Completion of the new facility in Stevens Point, Wisconsin, for the expansion of the Corporate Sales business and other functional areas is expected in late summer of 2001.
                                                                      12

(2) The company introduced its "inlet" (originally known only as outlet) concept during fiscal 1997. The "inlet" store enhances the additional outlet "overstock" store and offers face-to-face catalog shopping within a store. The "inlet" stores carry a limited selection of Lands' End signature items at regular catalog prices, along with expanded customer service that catalog customers have come to expect.

(3) The Traveler's Inlet is located at the Minneapolis/St. Paul
    International Airport and carries only full-price merchandise and offers special services to travelers.

Item 3.  Legal Proceedings

   There are no material legal proceedings presently pending, except for routine litigation incidental to the business, to which the company is a party or of which any of its property is the subject.

Item 4.  Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 26, 2001.





































                                                                      13
PART II.

Item 5.   Market for Registrant's Common Equity and Related Shareholder
Matters

Market Information

The common stock of the company is listed and traded on the New York Stock Exchange. The stock tables in most daily newspapers list the company as "LandsE". Ticker symbol: LE. See Note 14 "Consolidated quarterly analysis" for information on the high and low stock prices of the company's common stock. The closing price of the company's stock on the New York Stock Exchange on March 23, 2001, (the record date) was $27.90 per share.

Shareholders

As of March 23, 2001, the number of shareholders of record of common stock of the company was 1,927. This number excludes shareholders whose stock is held in nominee or street name by brokers.

Dividends

See Item 7 "Liquidity and capital resources" of Management's Discussion and Analysis for the company's decision not to pay cash dividends during fiscal years 2001, 2000 and 1999.


































                                                                      14


Item 6.  Selected Consolidated Financial Data

FIVE-YEAR CONSOLIDATED FINANCIAL SUMMARY (unaudited)
Lands' End, Inc. & Subsidiaries
(In thousands, except for share data)

Fiscal Year                  2001        2000        1999        1998        1997
Income statement data:
Total revenue (1)         $1,462,283  $1,416,886  $1,466,121  $1,346,687  $1,193,588
Pretax income                 55,011      76,244      49,500     101,825      84,919
Percent to net sales            3.8%        5.4%        3.4%        7.6%        7.1%
Net income                    34,657      48,034      31,185      64,150      50,952
Per share of common stock:
Basic earnings per share       $1.15       $1.60       $1.02       $2.01       $1.54
Diluted earnings per share     $1.14       $1.56       $1.01       $2.00       $1.53
Cash dividends per share
Common shares outstanding     29,276      30,149      30,142      30,979      32,442
Balance sheet data:
Current assets             $ 321,685   $ 289,408   $ 294,303   $ 299,146   $ 272,039
Current liabilities          178,874     150,872     205,283     182,013     145,566
Property, plant, equipment
  and intangibles, net       185,944     166,788     161,616     134,326     106,006
Total assets                 507,629     456,196     455,919     433,472     378,045
Noncurrent liabilities        14,567       9,117       8,133       8,747       9,474
Shareholders' investment     314,188     296,207     242,503     242,712     223,005
Other data:
Net working capital        $ 142,811    $138,536    $ 89,020    $117,133   $ 126,473
Capital expenditures          44,553      28,013      46,750      48,228      17,992
Depreciation and
  amortization expense        23,432      20,715      18,731      15,127      13,558
Return on average
  shareholders' investment       11%         18%         13%         28%         24%
Return on average assets          7%         11%          7%         16%         15%

(1)  Total revenue includes net merchandise sales and shipping and handling revenue, as required under EITF 00-10.
                                                                                  15



Item 7. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

                   Management's Discussion and Analysis

Fiscal 2001 was a year during which we've seen the results of our strategic initiatives of the last two years take hold. Sales momentum picked up towards the end of the third quarter and continued strongly through our all-important holiday season, and we reported a double-digit increase in both revenue and earnings for the fourth quarter. This success enabled us to complete the year with an annual 3.2 increase in total revenue, but a 27.8 percent decrease in earnings, mainly due to the weakness of the first nine months. Our strong finish for the year was gratifying in the face of a difficult economy.

Consolidated statements of operations presented as a percentage of total revenue:
                                       For the period ended
                              -------------------------------------
                              January 26,  January 28,  January 29,
                                 2001         2000         1999

Net merchandise sales             92.7%        93.1%        93.5%
Shipping and handling revenue      7.3          6.9          6.5

  Total revenue                  100.0        100.0        100.0

Cost of sales                     49.8         51.3         51.5
Shipping and handling costs        7.7          7.1          6.5
  Total cost of sales             57.5         58.4         58.0

Gross profit                      42.5         41.6         42.0

Selling, general and
  administrative expenses         38.3         36.2         37.1
Non-recurring charge (credit)        -         (0.2)         0.8

Income from operations             4.2          5.6          4.1
Interest income (expense), net     0.1         (0.1)        (0.5)
Other                             (0.5)        (0.1)        (0.2)

Income before income taxes         3.8          5.4          3.4
Income tax provision               1.4          2.0          1.3

Net income                         2.4%         3.4%         2.1%

The company adopted the Financial Accounting Standards Board's (FASB) Emerging Issues Task Force "Accounting for Shipping and Handling Fees and Costs" (EITF00-10) in the fourth quarter of fiscal 2001. All periods presented have been restated to reflect this on a consistent basis (See
Note 1.)








                                                                      16
Segment net merchandise sales (1)

                 Jan. 26, 2001      Jan. 28, 2000      Jan. 29, 1999
(Amounts in             % of Net           % of Net           % of Net
millions)         Amount  Sales     Amount   Sales     Amount   Sales
Core             $  814    60 %      $  780    59 %      $  861    63 %
Specialty           408    30 %         397    30 %         364    27 %
International       133    10 %         143    11 %         146    10 %
 Total net sales $1,355   100 %      $1,320   100 %      $1,371   100 %

(1)  Shipping and handling revenue is not included.


Segment income (loss) before income taxes (2)

                  Jan. 26, 2001     Jan. 28, 2000     Jan. 29, 1999
(Amounts                   % of              % of              % of
in millions)     Amount   Revenue  Amount   Revenue  Amount   Revenue
Core               $ 35     2.4 %    $ 32     2.3 %    $ 27     1.9 %
Specialty            28     1.9 %      43     3.0 %      23     1.6 %
International        (1)   (0.1)%       3     0.2 %       5     0.3 %
Other                (7)   (0.4)%      (2)   (0.1)%      (5)   (0.4)%
 Income before
  income taxes     $ 55     3.8 %    $ 76     5.4 %    $ 50     3.4%

(2)  Percentages are based on total revenue.


Results of operations for fiscal 2001, compared with fiscal 2000

Total revenue increased by 3.2 percent

Total revenue consists of net merchandise sales and shipping and handling revenue. Net merchandise sales are sales from our business segments (Core, Specialty and International). Shipping and handling revenue consists of shipping and handling and gift box service charges received from customers.

Total revenue for the year just ended was $1.462 billion, compared with $1.417 billion in the prior year, an increase of 3.2 percent. Net merchandise sales were $1.355 billion in fiscal 2001, compared to $1.320 billion last year, an increase of 2.7 percent. Merchandise sales for the core business segment were $814 million, up more than 4 percent from the prior year, due to the strong growth of the coed division (men's and women's casual wear), which grew by 16 percent. The specialty business segment merchandise sales grew about 3 percent to $408 million, due mainly to continued double-digit growth of Corporate Sales, which reached $170 million in merchandise sales for fiscal 2001. Merchandise sales for the international business segment were $133 million, down 7 percent from last year, primarily due to softer sales in Japan and weaker currency conversions. Seasonally strong sales resulted in a higher level of backorders during the fourth quarter and a first-time fulfillment rate of 85 percent for the year as a whole, slightly below the prior year's rate. Overall merchandise sales growth was primarily attributable to changes in circulation, which included adding back our post-Thanksgiving catalog and our January full-price catalog, shifting the timing of our fall/winter mailings, increased page circulation and improved merchandise selection and creative presentations.



                                                                      17
Shipping and handling revenue was $107 million, an increase of 10.6 percent, partially due to increased shipping rates in response to higher costs and a higher level of merchandise sales.

Our Internet sales at landsend.com were $218 million in fiscal 2001, compared with $138 million in fiscal 2000. About 17 percent of our Internet buyers are new to Lands' End, and we believe this channel will continue to have important growth potential for us.

Gross profit margin

Gross profit for the year just ended was $622 million, or 42.5 percent of total revenue, compared with $590 million, or 41.6 percent of total revenue, for the prior year. Merchandise gross profit margin rose 130 basis points, mainly due to higher initial margins resulting from improved sourcing and a lower level of liquidations. This was partially offset by relatively higher shipping and handling costs, especially in the fourth quarter. Liquidations were about 11 percent of net merchandise sales in fiscal 2001, compared with 12 percent in the prior year.

In fiscal 2001, the cost of inventory purchases was down 2.0 percent, compared with deflation of 2.7 percent in fiscal 2000. This reduction was a result of improved sourcing. As a result, the LIFO inventory reserve was reduced by $4.4 million and $5.9 million in fiscal 2001 and 2000, respectively.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased 9.2 percent to $560 million in fiscal 2001, compared with $513 million in the prior year. As a percentage of sales, SG&A was 38.3 percent in fiscal 2001 and
36.2 percent in the prior year. The increase in the SG&A ratio was primarily the result of higher catalog costs associated with increased page circulation, as well as higher information services expenses as we continue to invest in the Internet and upgrade systems capabilities. The number of full-price catalogs mailed totaled 269 million in fiscal 2001, up 14 percent from the prior year, and the total number of pages mailed increased by about 18 percent.

The cost of producing and mailing catalogs represented about 39 percent and 38 percent of total SG&A in fiscal 2001 and 2000, respectively.

Depreciation and amortization expense was $23.4 million, up 13.1 percent from the prior year, mainly due to computer software. Rental expense was $16.0 million, up 3.4 percent from fiscal 2000, primarily due to additional computer hardware.












                                                                      18
Credit lines and capital expenditures

Interest expense on lines of credit was down in fiscal 2001 due to lower average borrowing levels. Interest expense decreased to $1.5 million in fiscal 2001, compared to $1.9 million in fiscal 2000. We spent $45 million in cash on capital expenditures, which included $31 million for computer hardware and software. In addition, the company acquired a new airplane by exchanging two of its own aircraft in fiscal 2001. Also, we purchased about $28 million in treasury stock. Our lines of credit peaked at $73 million in fiscal 2001, compared with a peak of $53 million in the prior year. At January 26, 2001, the company's foreign subsidiaries had short-term debt outstanding of $16.9 million and domestic operations had no outstanding borrowings. No long-term debt was outstanding at fiscal year-end 2001.

Net income decreased

Net income for fiscal 2001 was $34.7 million, down 27.8 percent from the $48.0 million earned in fiscal 2000. Diluted earnings per share for the year just ended were $1.14, compared with $1.56 per share for the prior year. Fiscal 2000 includes a non-recurring after-tax increase to net income of $1.1 million, or $0.04 per share. Before the effect of this adjustment, net income for the prior year was $46.9 million, or $1.52 per diluted share. The diluted weighted average number of common shares outstanding was 30.4 million for fiscal 2001 and 30.9 million for fiscal 2000.

Segment results

The company has three business segments consisting of Core (regular monthly and prospecting catalogs, First Person, and Lands' End for Men, formerly Beyond Buttondowns); Specialty (Corporate Sales, Kids and Coming
Home); and International (foreign-based operations in Japan, Germany and the United Kingdom). "Other" includes corporate expenses, intercompany eliminations, other income and deduction items that are not allocated to segments. (See Note 12.)

The core segment's net merchandise sales were $813.7 million, representing 60 percent of the company's net merchandise sales and an increase of $33.6 million compared with the prior year. The coed division led the strong growth in the core business segment.

The specialty segment's net merchandise sales were $408.1 million, which were 30 percent of the company's net merchandise sales and $11.6 million above the prior year. This sales increase was mainly from our Corporate Sales business-to-business division.

The international segment's net merchandise sales were $133.2 million, about 10 percent of total net merchandise sales. This is a decrease of $10.0 million from the prior year and was primarily due to soft sales in Japan and currency issues related to the weakening of the Deutsche Mark and British Pound against the U.S. Dollar.







                                                                      19
Income (loss) before income taxes for the segments were: core increased by $2.3 million to $34.7 million in fiscal 2001 from $32.4 million in the prior year; specialty decreased by $14.9 million to $28.3 million in fiscal 2001 from $43.2 million in the prior year; international decreased by $4.0 million to a loss of $1.3 million in fiscal 2001 from income of $2.7 million last year; and the loss in the category "other" increased by $4.7 million to a loss of $6.7 million in fiscal 2001 from a loss of $2.0 million in fiscal 2000. This loss of $6.7 million in "other" is mainly the result of foreign currency translation and transactions.(See Note 1.) The core segment's increase in income before income taxes was primarily the result of improved sourcing, offset by higher catalog costs due to increased catalog circulation. The specialty segment decrease in income before income taxes was mainly due to higher catalog and national advertising costs associated with lower productivity of the catalogs. International's decrease in income before income taxes was attributed mainly to its sales decrease in Japan and currency issues.

Accounting standards

The company adopted EITF 00-10, "Accounting for Shipping and Handling Fees and Costs" in the fourth quarter of fiscal 2001. Under its provisions, shipping and handling charges billed to customers are now recorded as part of total revenue, and shipping and handling costs are now classified as part of cost of sales. Previously, all shipping and handling revenue and costs were netted within selling, general and administrative expenses. These reclassifications have no impact on income from operations or net income, but they do have an impact on total revenue, cost of sales, gross profit, and selling, general and administrative expenses. (See Note 1.)


Results of operations for fiscal 2000, compared with fiscal 1999

Total revenue decreased by 3.4 percent

Total revenue for fiscal year 2000 totaled $1.417 billion, compared with $1.466 billion in the prior year, a decrease of 3.4 percent. This decrease was greater than anticipated, even with the planned reduction in catalog pages mailed during the year. The specialty business segment had the strongest performance for fiscal 2000, with sales up about 9 percent to $396.5 million, due in large part due to the success of our Corporate Sales business-to-business division, which accounted for about $140 million in sales. Sales for the core business segment were $780.1 million, down 9 percent from the prior year, due largely to an 18 percent page circulation reduction. Sales for the international business segment were $143.2 million, slightly down from $146 million last year. Lower inventory levels throughout the year resulted in a first-time fulfillment of about 88 percent.












                                                                      20
Merchandise sales for November and December, the two most important months of our critical holiday season, were down almost 15 percent from the prior year. This was due principally to the planned strategy of mailing fewer catalog pages to reduce unprofitable mailings, the elimination of a full-size catalog at Thanksgiving time, and a lower level of liquidation sales compared with the prior year when catalog mailings and promotional pricing were aggressively increased to clear excess inventory. In January, the company traditionally mails its January full-price primary catalog, as well as an end-of-season clearance catalog. In fiscal 2000, these two mailings were combined into one book, with only a small presentation devoted to full-price merchandise, resulting in a 30 percent page reduction and a 24 percent decline in sales for the month of January.

Our Internet sales at landsend.com more than doubled in fiscal 2000, with sales of $138 million, compared with $61 million in fiscal 1999. We found that more than 20 percent of our Internet buyers were new to Lands' End, and believe this channel will continue to be an important growth opportunity for us.

Gross profit margin

Gross profit for the year just ended was $590 million, or 41.6 percent of total revenue, compared with $616 million, or 42.0 percent of total revenue, for the prior year. During the first nine months of fiscal 2000, gross profit margin ran well below the prior year, due primarily to a higher level of liquidated merchandise sales at steeper markdowns. However, in the fourth quarter, gross profit margin was strong due to higher initial margins as a result of improved sourcing and the lower level of liquidations. Liquidations were about 12 percent of net merchandise sales in fiscal 2000, compared with 10 percent in the prior year.

In fiscal 2000, the cost of inventory purchases was down 2.7 percent, compared with inflation of 0.5 percent in fiscal 1999. This reduction was a result of deflation, as well as more efficient negotiations with our suppliers. As a result, the LIFO inventory reserve was reduced by $5.9 million in fiscal 2000.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses decreased 5.7 percent to $513 million in fiscal 2000, compared with $544 million in the prior year. The decrease was due to a reduction in the number of catalog pages mailed, somewhat offset by relatively higher fulfillment costs. As a percentage of sales, SG&A was 36.2 percent in fiscal 2000 and 37.1 percent in the prior year. The decrease in the SG&A ratio was primarily the result of the reduction in the number of pages mailed and greater overall catalog productivity (sales per page). The number of full-price catalogs mailed totaled 236 million in fiscal 2000, down 9 percent from the prior year, while the total number of pages mailed decreased by about 17 percent.

The cost of producing and mailing catalogs represented about 38 percent and 43 percent of total SG&A in fiscal 2000 and 1999, respectively.




                                                                      21
Depreciation and amortization expense was $20.7 million, up 10.6 percent from the prior year, related primarily to additional computer hardware and software, and buildings. Rental expense was $15.5 million, down 0.8 percent from fiscal 1999, as a result of three store closings.

Credit lines and capital expenditures

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

Net income increased

Net income for fiscal 2000 was $48.0 million, up 54 percent from the $31.2 million earned in fiscal 1999. Diluted earnings per share for the year just ended were $1.56, compared with $1.01 per share for the prior year. In the third and fourth quarters of fiscal 1999, the company had after-tax non-recurring charges of $0.9 million and $7.0 million, respectively, or $0.26 per share for the entire fiscal year. Fiscal 2000 included an addition to after-tax net income of $1.1 million, or $0.04 per share, from the reversal of a portion of that non-recurring charge. Before the effect of these adjustments, net income for fiscal year 2000 was $46.9 million, or $1.52 per diluted share, compared with fiscal 1999 net income of $39.1 million, or $1.27 per share. The diluted weighted average number of common shares outstanding was 30.9 million for fiscal 2000 and 30.8 million for fiscal 1999.

Segment results

The company has three business segments consisting of Core (regular monthly and prospecting catalogs, First Person, and Beyond Buttondowns),Specialty (Kids, Corporate Sales, and Coming Home catalogs)and International (foreign-based operations in Japan, United Kingdom and Germany). "Other" includes corporate expenses, intercompany eliminations, other income and deduction items that are not allocated to segments (See Note 12.)

The core segment's net merchandise sales were $780.1 million or 59 percent of net merchandise sales in fiscal 2000, which represent a decrease of $80.8 million from the prior year. Within the core segment, sales from the monthly and prospecting full-price catalogs were down from the prior year due principally to a planned reduction in circulation and pages mailed. Total pages circulated were down 18 percent in the core segment.

The specialty segment's net merchandise sales were $396.5 million or 30 percent of total net merchandise sales in fiscal 2000, which represents an increase of $31.9 million from the prior year. This sales increase was mainly from our Corporate Sales business-to-business division.


                                                                      22
The international segment's net merchandise sales were $143.2 million or 11 percent of total net merchandise sales in fiscal 2000, which represents a decrease of $2.7 million from the prior year. The decrease was due mainly to lower sales for the United Kingdom and Japan.

Income (loss) before income taxes for the segments were: core increased by $5.1 million to $32.4 million in fiscal 2000 from $27.3 million in the prior year; specialty increased by $20.2 million to $43.2 million in fiscal 2000 from $23.0 million in the prior year; and international decreased by $2.0 million to $2.7 million in fiscal 2000 from $4.7 million last year. The core and specialty segments' increase in income before income taxes was primarily the result of the company's strategy to reduce circulation and focus on catalog productivity. In addition, both core and specialty segments incurred non-recurring credits of $0.5 million and $1.3 million, respectively. This compares to fiscal 1999 non-recurring charges of $7.6 million and $5.0 million allocated to core and specialty, respectively. International's decrease in income before income taxes was attributed mainly to its sales decrease in the United Kingdom and Japan.

The Christmas season is our busiest

Our business is highly seasonal. The fall/winter season is a five-month period ending in December. In the longer spring/summer season, orders are fewer and the merchandise offered generally has lower unit selling prices than products offered in the fall/winter season. As a result, total revenue is usually substantially greater in the fall/winter season, and SG&A as a percentage of total revenue is usually higher in the spring/summer season. Additionally, as we continue to refine our marketing efforts by experimenting with the timing of our catalog mailings, quarterly results may fluctuate.

Nearly 37 percent of our total revenue came in the fourth quarter of fiscal 2001, compared to about 34 percent in fiscal 2000. Approximately 92 percent and 59 percent of before-tax profit was realized in the fourth quarter of fiscal 2001 and 2000, respectively.

Liquidity and capital resources

To date, the bulk of our working capital needs have been met through funds generated from operations and from short-term bank loans. Our principal need for working capital has been to meet peak inventory requirements associated with our seasonal sales pattern. In addition, our resources have been used to make asset additions and purchase treasury stock. As of January 26, 2001, the company has unsecured domestic credit facilities totaling $200 million. As of January 26, 2001, the only utilization of this facility was $36 million of outstanding letters of credit. The company also maintains foreign credit lines for use in foreign operations totaling the equivalent of approximately $45 million, of which $16.9 million was used at January 26, 2001.

Since fiscal 1990, the company's board of directors has authorized the purchase of a total of 14.7 million shares of the company's common stock. A total of 1.1 million, 0.1 million and 1.1 million shares have been purchased in the fiscal years ended January 26, 2001, January 28, 2000 and January 29, 1999, respectively. As of January 26, 2001, 12.7 million shares have been purchased, and there is a balance of 2.0 million shares authorized to be purchased by the company from time to time.
                                                                      23
The board of directors from time to time evaluates its dividend practice. Given our current authorization to buy back additional shares, the payment of cash dividends is not planned for the foreseeable future.

Capital investment

Capital investment was about $45 million in fiscal 2001. Information technology was the major focus of our investments.

In the coming year, we plan to invest between $45 million and $50 million in capital expenditures, investing primarily in our information technology and completing our Stevens Point, Wisconsin facility. We believe that our cash flow from operations and borrowings under our current credit facilities will provide adequate resources to meet our capital requirements and operational needs for the foreseeable future.

Market risk disclosure

The company attempts to reduce its exposure to the effects of currency fluctuations on cash flows by using derivative instruments to hedge. The company is subject to foreign currency risk related to its transactions with operations in the United Kingdom, Japan, and Germany and with foreign third-party vendors. The company's foreign currency risk management policy is to hedge the majority of merchandise purchases by foreign operations and from foreign third-party vendors, which includes forecasted transactions, through the use of foreign exchange forward contracts and options to minimize this risk. The company's policy is not to speculate in derivative instruments for profit on the exchange rate price fluctuation, trade in currencies for which there are no underlying exposures or enter into trades for any currency to intentionally increase the underlying exposure. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract.

As of January 26, 2001, the company had net outstanding foreign currency forward contracts totaling about $77 million and options totaling $16 million. Based on the anticipated cash flows and outflows for the next 12 months and the foreign currency derivative instruments in place at January 26, 2001, a hypothetical 10 percent strengthening of the U.S. dollar relative to all other currencies would adversely affect the expected fiscal 2002 cash flows by $0.7 million.

The company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of its short-term borrowing and investment activities at variable interest rates. As of January 26, 2001, the company had no outstanding financial instruments related to its debt or investments. At January 26, 2001, a sensitivity analysis was performed for its short-term debt and investments that have interest rate risk. The company has determined that a 10 percent change in the company's weighted average interest rates would have no material effect on the consolidated financial statements.








                                                                      24
Possible future changes

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

In recent challenges, various states have sought to require companies to begin collection of use taxes and/or pay taxes from previous sales. The company has not received assessments from any state. The amount of potential assessments, if any, can not be reasonably estimated.

The Supreme Court decision also established that Congress has the power to enact legislation that would permit states to require collection of use taxes by mail order companies. Congress has from time to time considered proposals for such legislation. The company anticipates that any legislative change, if adopted, would be applied only on a prospective basis.

In October 1998, The Internet Tax Freedom Act was signed into law. Among the provisions of this Act is a three-year moratorium on multiple and discriminatory taxes on electronic commerce. An Advisory Commission was appointed to study electronic commerce tax issues and submitted its final report to Congress on April 3, 2000. Among other recommendations, the majority of the Advisory Commission favored the extension of the moratorium for an additional five years, until 2006, and greater uniformity and simplification of the state sales and use tax systems. Following the Advisory Commission's final report, there have been several initiatives at the congressional and state levels to implement the recommendations of the Advisory Commission or otherwise adjust the current sales and use tax laws and policies. We continue to monitor this activity and its potential effect on the company's collection obligations.

Business outlook

We are taking a conservative approach to our business in light of the uncertainty in the U.S. economy, particularly as seen in the retail environment. For fiscal 2002, a 53-week year that will end on February 1, 2002, the company expects that sales will increase in the single-digit range, and we expect gross profit margin to show continued improvement. As a result, we expect an increase in diluted earnings per share of at least 20 percent for the year as a whole.

As described later in our statement regarding forward-looking information, our business's profit level is sensitive to many factors, including changes in sales volume, which are difficult for us, like most retailers, to accurately predict.







                                                                      25
Statement regarding forward-looking information

Statements in this report (including, but not limited to, Management's Discussion and Analysis) that are not historical, including, without limitation, statements regarding our plans, expectations, assumptions, and estimations for fiscal 2002, gross profit margin, and earnings, as well as anticipated sales trends and future development of our business strategy, are considered forward-looking in this report. As such, these statements are subject to a number of risks and uncertainties. Future results may be materially different from those expressed or implied by these statements due to a number of factors. Currently, we believe that the principal factors that create uncertainty about our future results are the following: customer response to our merchandise offerings, circulation changes and other initiatives; the mix of our sales between full price and liquidation merchandise; overall consumer confidence and general economic conditions, both domestic and foreign; effects of shifting patterns of e-commerce versus catalog purchases; costs associated with printing and mailing catalogs and fulfilling orders; dependence on consumer seasonal buying patterns; fluctuations in foreign currency exchange rates; and changes that may have different effects on the various sectors in which we operate (e.g., rather than individual consumers, the Corporate Sales Division, included in the specialty segment, sells to numerous corporations, and certain of these sales are for their corporate promotional activities). Our future results could, of course, be affected by other factors as well.

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





























                                                                      26
Item 8.  Consolidated Financial Statement and Supplementary Data



Consolidated Statement of Operations
Lands' End, Inc. & Subsidiaries
(In thousands, except per share data)

                                          For the period ended
                                   -----------------------------------
                                   January 26, January 28, January 29,
                                      2001        2000        1999
Revenue:
  Net merchandise sales            $1,354,974  $1,319,823  $1,371,375
  Shipping and handling revenue       107,309      97,063      94,746

    Total revenue                   1,462,283   1,416,886   1,466,121

Cost of sales:
  Cost of merchandise sales           728,446     727,291     754,661
  Shipping and handling costs         112,158      99,791      95,368

    Total cost of sales               840,604     827,082     850,029

Gross profit                          621,679     589,804     616,092
  Selling, general and
    administrative expenses           560,019     512,647     543,824
  Non-recurring charge (credit)             -      (1,774)     12,600

Income from operations                 61,660      78,931      59,668
Other income (expense):
  Interest expense                     (1,512)     (1,890)     (7,734)
  Interest income                       2,244         882          16
  Other                                (7,381)     (1,679)     (2,450)

  Total other expense, net             (6,649)     (2,687)    (10,168)

Income before income taxes             55,011      76,244      49,500
Income tax provision                   20,354      28,210      18,315

Net income                         $   34,657  $   48,034  $   31,185

Basic earnings per share           $     1.15  $     1.60  $     1.02
Diluted earnings per share         $     1.14  $     1.56  $     1.01

Basic weighted average shares
  outstanding                          30,047      30,085      30,471
Diluted weighted average shares
  outstanding                          30,422      30,854      30,763



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.




                                                                      27
Consolidated Balance Sheets
Lands' End, Inc. & Subsidiaries

                                              January 26,  January 28,
(In thousands)                                   2001         2000
Assets
Current assets:
  Cash and cash equivalents                   $  75,351   $  76,413
  Receivables, net                               19,808      17,753
  Inventory                                     188,211     162,193
  Prepaid advertising                            17,627      16,572
  Other prepaid expenses                          9,715       5,816
  Deferred income tax benefits                   10,973      10,661
Total current assets                            321,685     289,408

Property, plant and equipment, at cost:
  Land and buildings                            104,815     102,776
  Fixtures and equipment                        103,866     102,886
  Computer hardware and software                 99,979      73,024
  Leasehold improvements                          4,630       4,453
  Construction in progress                        4,289           -
Total property, plant and equipment             317,579     283,139
  Less-accumulated depreciation
  and amortization                              132,286     117,317
Property, plant and equipment, net              185,293     165,822
Intangibles, net                                    651         966

Total assets                                  $ 507,629   $ 456,196

Liabilities and shareholders' investment
Current liabilities:
  Lines of credit                             $  16,940   $  11,724
  Accounts payable                               96,168      74,510
  Reserve for returns                             9,061       7,869
  Accrued liabilities                            41,135      43,754
  Accrued profit sharing                          2,357       2,760
  Income taxes payable                           13,213      10,255
Total current liabilities                       178,874     150,872

Deferred income taxes                            14,567       9,117

Shareholders' investment:
  Common stock, 40,221 shares issued                402         402
  Donated capital                                 8,400       8,400
  Additional paid-in capital                     31,908      29,709
  Deferred compensation                            (121)       (236)
  Accumulated other comprehensive income          5,974       2,675
  Retained earnings                             489,087     454,430
  Treasury stock, 10,945 and 10,071
    shares at cost, respectively               (221,462)   (199,173)
Total shareholders' investment                  314,188     296,207
Total liabilities and shareholders'
  investment                                  $ 507,629   $ 456,196

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.


                                                                      28


Lands' End, Inc. & Subsidiaries
Consolidated Statements of Shareholders' Investment

                                                                                      Accumulated
                                                             Additional                  Other
                              Comprehensive Common  Donated   Paid-in     Deferred   Comprehensive  Retained   Treasury
(Dollars in thousands)           Income     Stock   Capital   Capital   Compensation     Income     Earnings     Stock      Total
Balance, January 30, 1998                   $402    $8,400    $26,457     $(1,047)       $875       $375,211  $(167,586)  $242,712
Purchase of treasury stock                     -         -          -           -           -              -    (35,557)   (35,557)
Issuance of treasury stock                     -         -          -           -           -              -      1,845      1,845
Tax benefit of stock
  options exercised                            -         -        537           -           -              -          -        537
Deferred compensation expense                  -         -          -         653           -              -          -        653
Comprehensive income:
Net income                       $31,185       -         -          -           -           -         31,185          -     31,185
Other comprehensive income:
  Foreign currency translation
   adjustments                     1,128       -         -          -           -       1,128              -          -      1,128
Comprehensive income             $32,313    ____    ______    _______     _______      ______       ________  _________   ________
Balance, January 29, 1999                   $402    $8,400    $26,994     $  (394)     $2,003       $406,396  $(201,298)  $242,503
Purchase of treasury stock                     -         -          -           -           -              -     (4,516)    (4,516)
Issuance of treasury stock                     -         -          -           -           -              -      6,641      6,641
Tax benefit of stock
  options exercised                            -         -      2,715           -           -              -          -      2,715
Deferred compensation expense                  -         -          -         158           -              -          -        158
Comprehensive income:
Net income                       $48,034       -         -          -           -           -         48,034          -     48,034
Other comprehensive income:
  Foreign currency translation
   adjustments                        92       -         -          -           -          92              -          -         92
  Unrealized gain on forward
    contracts and options            580       -         -          -           -         580              -          -        580
Comprehensive income             $48,706    ____    ______    _______       _____      ______       ________  _________   ________
Balance, January 28, 2000                   $402    $8,400    $29,709       $(236)     $2,675       $454,430  $(199,173)  $296,207
Purchase of treasury stock                     -         -          -           -           -              -    (27,988)   (27,988)
Issuance of treasury stock                     -         -          -           -           -              -      5,699      5,699
Tax benefit of stock
  options exercised                            -         -      2,199           -           -              -          -      2,199
Deferred compensation expense                  -         -          -         115           -              -          -        115
Comprehensive income:
Net income                       $34,657       -         -          -           -           -         34,657          -     34,657
Other comprehensive income:
  Foreign currency translation
   adjustments                    (1,770)      -         -          -           -      (1,770)             -          -     (1,770)
  Unrealized gain on forward
   contracts and options           5,069       -         -          -           -       5,069              -          -      5,069
Comprehensive income             $37,956    ____    ______    _______       _____      ______       ________  _________   ________
Balance, January 26, 2001                   $402    $8,400    $31,908       $(121)     $5,974       $489,087  $(221,462)  $314,188
The accompanying notes to consolidated financial statements are an integral part of these consolidated statements



Consolidated Statements of Cash Flows
Lands' End, Inc. & Subsidiaries                    For the period ended
(In thousands)                                 -----------------------------
                                               Jan. 26,   Jan. 28,  Jan. 29,
                                                   2001       2000      1999
Cash flows from (used for) operating activities:
  Net income                                   $ 34,657   $ 48,034  $ 31,185
  Adjustments to reconcile net income to net
    cash flows from operating activities-
    Non-recurring charge (credit)                     -     (1,774)   12,600
    Depreciation and amortization                23,432     20,715    18,731
    Deferred compensation expense                   115        158       653
    Deferred income taxes                         5,138      8,270    (5,948)
    Loss on disposal of fixed assets                437        926       586
    Changes in current assets and liabilities:
      Receivables, net                           (2,055)     3,330    (5,640)
      Inventory                                 (26,018)    57,493    21,468
      Prepaid advertising                        (1,055)     4,785    (2,844)
      Other prepaid expenses                     (3,899)     1,773    (2,504)
      Accounts payable                           21,658    (13,412)    4,179
      Reserve for returns                         1,192        676     1,065
      Accrued liabilities                        (1,091)    (7,664)    6,993
      Accrued profit sharing                       (403)       504    (2,030)
      Income taxes payable                        2,958     (4,323)   (5,899)
    Tax benefit of stock options                  2,199      2,715       537
    Other                                         3,299        672     1,128
Net cash flows from operating activities         60,564    122,878    74,260

Cash flows from (used for) investing activities:
  Cash paid for capital additions               (44,553)   (28,013)  (46,750)
Net cash flows used for investing activities    (44,553)   (28,013)  (46,750)

Cash flows from (used for) financing activities:
  Proceeds from (payment of) short-term debt      5,216    (27,218)    6,505
  Purchases of treasury stock                   (27,988)    (4,516)  (35,557)
  Issuance of treasury stock                      5,699      6,641     1,845
Net cash flows used for financing activities    (17,073)   (25,093)  (27,207)

Net increase (decrease) in cash
  and cash equivalents                           (1,062)    69,772       303

Beginning cash and cash equivalents              76,413      6,641     6,338

Ending cash and cash equivalents               $ 75,351   $ 76,413  $  6,641

Supplemental cash flow disclosures:
  Interest paid                                $  1,519   $  1,890  $  7,693
  Income taxes paid                               9,658     21,078    27,857

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

Year-end

The company's fiscal year is comprised of 52-53 weeks, usually ending on the Friday closest to January 31. Fiscal 2001 ended on January 26, 2001, fiscal 2000 ended on January 28, 2000 and fiscal 1999 ended on January 29, 1999. All three years were comprised of 52 weeks. Fiscal 2002 is a 53-week year ending on February 1, 2002.

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

Revenue recognition

The company records revenue at the time of shipment for catalog and e-commerce sales and at the point of sale for inlet and outlet store sales. The company provides a reserve for returns.

Reserve for returns

At the time of sale, the company provides a reserve equal to the gross profit on projected merchandise returns, based on its prior returns experience.

Cash and cash equivalents

The company's cash equivalents include short-term investments with a maturity of less than three months.






                                                                      31
Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

Inventory

Inventory, primarily merchandise held for sale, is stated at last-in, first-out (LIFO) cost, which is lower than market. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventory would have been approximately $16.6 million and $21.0 million higher than reported at January 26, 2001 and January 28, 2000, respectively.

Advertising

The company expenses the costs of advertising for magazines, television, radio, and other media the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of catalog production and mailing costs that are generally amortized within three months from the date catalogs are mailed. Advertising costs reported as prepaid assets were $17.6 million and $16.6 million as of January 26, 2001 and January 28, 2000, respectively. Advertising expenses were $251.6 million, $225.0 million and $262.9 million for fiscal years ended January 26, 2001, January 28, 2000 and January 29, 1999, respectively.

Depreciation

Depreciation expense is calculated using the straight-line method over the estimated useful lives of the assets, which are 20 to 30 years for buildings and land improvements and five to 10 years for leasehold improvements and furniture, fixtures, equipment, and software. The company provides one-half year of depreciation in the year of addition and retirement.

Intangibles

Intangible assets consist primarily of trademarks that are amortized over 15 years on a straight-line basis.

Financial instruments with off-balance-sheet risk

The company uses import letters of credit to purchase foreign-sourced merchandise. The letters of credit are primarily U.S. dollar-denominated and are issued through third-party financial institutions to guarantee payment for such merchandise within agreed-upon time periods. At January 26, 2001, the company had outstanding letters of credit of approximately $36 million, all of which had expiration dates of less than one year.

The counterparties to these financial instruments are primarily large financial institutions; management believes the risk of counterparty nonperformance on these financial instruments is not significant.









                                                                      32
Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

Foreign currency translations and transactions

Financial statements of the foreign subsidiaries and foreign-denominated assets are translated into U.S. dollars in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 52.
Translation adjustments of the foreign subsidiaries are recorded in accumulated other comprehensive income, which is a component of stockholders' equity. Gains and losses resulting from the translation of foreign-denominated assets and foreign currency transactions are recorded as other income and expense on the consolidated statements of operations. For the years ended January 26, 2001, January 28, 2000 and January 29, 1999, losses of $5.8 million, $1.2 million and $1.9 million were recorded as other expense on the consolidated statements of operations, respectively. The loss recorded in fiscal 2001 resulted from the significant weakening of the British Pound and Deutsche Mark against the U.S. Dollar.

Fair values of financial instruments

The fair value of financial instruments does not materially differ from their carrying values.

Reclassifications

Certain financial statement amounts have been reclassified to be consistent with the fiscal 2001 presentation.

Accounting standards

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 provides interpretive guidance on the proper recognition, presentation and disclosure of revenues in financial statements. As the company's revenue recognition policies previously complied with generally accepted accounting principles and the related interpretive guidance set forth in SAB 101, the adoption of SAB 101 did not have a material impact on the company's consolidated financial statements.

In May 2000, the Emerging Issues Task Force issued EITF 00-14,
"Accounting for Certain Sales Incentives" ("EITF 00-14"). The adoption of EITF 00-14 did not have a material impact on the company's consolidated financial statements.

In July 2000, the Emerging Issues Task Force issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs". The company adopted EITF 00-10 in the fourth quarter of fiscal 2001 and has restated all comparative prior period financial statements. Under its provisions, amounts billed to a customer in a sale transaction related to shipping and handling represent revenue earned for the goods provided and should be classified as sales revenue. Shipping and handling charges billed to customers are now recorded as part of total revenue, and shipping and handling costs are now classified as part of cost of sales. Previously, all shipping and handling revenue and costs were netted within selling, general and administrative expenses. These reclassifications have no



                                                                      33
Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

impact on income from operations or net income, but they do have an impact on total revenue, cost of sales, gross profit and selling, general and administrative expenses.

Note 2.  Shareholders' investment

Capital stock

The company currently has authorized the issuance of 160 million shares of $0.01 par value common stock. The company is authorized to issue 5 million shares of preferred stock, $0.01 par value. The company's board of directors has the authority to issue shares and to fix dividend, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions of the preferred stock. No preferred shares have been issued.

Treasury stock

In December 2000, the company's board of directors authorized the additional purchase of 2.0 million shares of the company's common stock, increasing the total shares that have been authorized for purchase since fiscal 1990 from 12.7 million to 14.7 million. A total of 12.7 million,
11.6 million and 11.4 million shares had been purchased as of January 26, 2001, January 28, 2000 and January 29, 1999, respectively.

Treasury stock activity in terms of shares was as follows:

For the period ended     Jan. 26, 2001   Jan. 28, 2000   Jan. 29, 1999

     Beginning balance     10,070,868     10,317,118       9,281,138
       Purchase of stock    1,123,848        122,400       1,144,460
       Issuance of stock     (249,600)      (368,650)       (108,480)

     Ending Balance        10,945,116     10,070,868      10,317,118

Earnings per share

A reconciliation of the basic and diluted per share computations is as follows (dollars are shown in thousands, except per share data):

                                      Jan. 26,    Jan. 28,    Jan. 29,
                                        2001        2000        1999

Net income                            $34,657     $48,034     $31,185
Basic weighted average shares of
  common stock outstanding             30,047      30,085      30,471
Incremental shares from assumed
  exercise of stock options               375         769         292
Diluted weighted average shares of
  common stock outstanding             30,422      30,854      30,763

Basic earnings per share              $  1.15     $  1.60     $  1.02

Diluted earnings per share            $  1.14     $  1.56     $  1.01




                                                                      34
Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

As of January 26, 2001, 1,111,800 stock options were outstanding with exercise prices ranging from $32.38 to $66.13 per share and were therefore not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares during fiscal 2001.

Stock awards and grants

The company has a restricted stock award plan. Under the provisions of the plan, a committee of the company's board of directors may award shares of the company's common stock to its officers and key employees. Such shares vest over a five- or 10-year period on a straight-line basis from the date of the award.

The granting of these awards and grants has been recorded as deferred compensation based on the fair market value of the shares at the date of grant. Compensation expense under these plans is recorded as shares vest. The amount of the awards and grants outstanding total 8,760 shares, 17,960 shares and 31,000 shares for the period ended January 26, 2001, January 28, 2000, and January 29, 1999, respectively.

Stock options

The company has reserved 5.5 million and 0.4 million shares of common stock and treasury stock that may be issued pursuant to the exercise of options granted under the company's Stock Option Plan (for employees) and the Non-Employee Director Stock Option Plan, respectively.

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

Activity under the stock option plans was as follows:

                                                Average
                                                Exercise   Exercisable
                                      Options     Price      Options

      Balance at January 30, 1998   1,467,317    $21.42      350,107
        Granted                     1,874,000    $23.73
        Exercised                    (108,480)   $17.01
        Forfeited                    (541,330)   $22.35
      Balance at January 29, 1999   2,691,507    $23.41      473,597
        Granted                       591,000    $38.64
        Exercised                    (368,650)   $18.02
        Forfeited                    (137,840)   $32.17
      Balance at January 28 2000    2,776,017    $26.94    1,371,397
        Granted                     1,056,500    $31.06
        Exercised                    (249,600)   $22.83
        Forfeited                    (172,900)   $34.88
      Balance at January 26, 2001   3,410,017    $28.11    1,362,467




                                                                      35
Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

The range of options outstanding as of January 26, 2001 is as follows:

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

$15.00-$29.99    2,087,300/1,184,200        $21.96/$19.48           8.5
$30.00-$44.99     1,044,717/164,767          33.34/ 33.56           8.1
Over $45.00        278,000/13,500            54.63/ 57.88           9.0

                 3,410,017/1,362,467        $28.11/$21.56           8.4

The options above generally have a 10-year term. Options granted under the company's Stock Option Plan generally vest from six months to five years; options granted under the Non-Employee Director Stock Option Plan vest over a period from zero to two years.

Stock-based compensation

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the company accounts for its stock-based compensation plans as presented by APB Opinion No. 25 and related interpretations. Accordingly, compensation costs related to the stock awards and grants were $0.1 million, $0.2 million and $0.7 million in fiscal 2001, 2000 and 1999, respectively. These compensation costs are recorded in deferred compensation in the shareholders' investment section of the consolidated balance sheets.

Had compensation cost for the company's options granted after January 27, 1995 been determined consistent with the provisions of SFAS No. 123, the company's net income and earnings per share would have been reduced to the following pro forma amounts:

(In thousands,                    Jan. 26,     Jan. 28,     Jan. 29,
 except per share data)             2001         2000         1999

Net income
  As reported                     $34,657      $48,034      $31,185
  Pro forma                       $28,253      $42,378      $26,429

Basic earnings per share
  As reported                     $  1.15      $  1.60      $  1.02
  Pro forma                       $  0.94      $  1.41      $  0.87

Diluted earnings per share
  As reported                     $  1.14      $  1.56      $  1.01
  Pro forma                       $  0.93      $  1.38      $  0.86

The fair value of each option grant was estimated as of the date of grant using the Black-Scholes pricing model. The resulting compensation cost was amortized over the vesting period.




                                                                      36
Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

The option grant fair values and assumptions used to determine such value are as follows:

Options granted during                 2001        2000    1999
Weighted average grant-date
  fair value                          $18.42      $19.74      $11.21
Assumptions:
  Risk-free interest rate               5.90%       5.58%       4.74%
  Expected volatility                  50.48%      38.55%      35.86%
  Expected term (in years)               7.0         7.0         7.0

Note 3.  Income taxes

Earnings before income taxes consisted of the following (in thousands):

                        2001           2000         1999
United States         $ 60,203       $ 78,050     $ 44,499
Foreign                 (5,192)        (1,806)       5,001

Total                 $ 55,011       $ 76,244     $ 49,500

The components of the provision for income taxes for each of the periods presented are as follows (in thousands):

      Period ended   January 26,       January 28,      January 29,
                         2001              2000             1999
      Current:
        Federal        $ 14,647          $ 19,984         $ 21,026
        State               360               473            1,752
        Foreign             209              (517)           1,485
      Deferred            5,138             8,270           (5,948)
                       $ 20,354          $ 28,210         $ 18,315

The difference between income taxes at the statutory federal income tax rate of 35 percent and income tax reported in the statements of operations is as follows (in thousands):

Period ended                January 26,      January 28,      January 29,
                               2001             2000             1999
                           Amount    %      Amount     %     Amount     %
Tax at statutory
  federal tax rate        $19,254   35%    $26,685    35%   $17,325    35%
Foreign taxes (excess
  over statutory rate)        389    1          22     -        263     -
State income taxes,
  net of federal benefit      417    1         907     1      1,306     3
Tax credits & other           294    -         596     1       (579)   (1)

                         $ 20,354   37%    $28,210    37%   $18,315    37%

Under the liability method prescribed by SFAS No. 109, "Accounting for Income Taxes," deferred taxes are provided based upon enacted tax laws and rates applicable to the periods in which taxes become payable.





                                                                      37
Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

Temporary differences which give rise to deferred tax assets and liabilities as of January 26, 2001 and January 28, 2000 are as follows (in thousands):
                                  Jan. 26, 2001   Jan. 28, 2000
    Deferred tax assets:
        Catalog advertising         $ (4,628)       $ (4,968)
        Inventory                      7,059           8,233
        Employee benefits              4,615           4,231
        Reserve for returns            3,353           2,912
        Other                            574             253

          Total                     $ 10,973        $ 10,661
    Deferred tax liabilities:
        Depreciation                $ 13,069        $  8,581
        Other                          1,498             536

          Total                     $ 14,567        $  9,117

Note 4.  Lines of credit

As of January 26, 2001, the company had unsecured domestic credit facilities totaling $200 million. The only reduction of the facility was about $36 million for outstanding letters of credit. There were no outstanding borrowings under the credit facilities as of January 26, 2001 and January 28, 2000.

In addition, the company has unsecured lines of credit with various foreign banks totaling the equivalent of approximately $45 million for its wholly owned subsidiaries. There was $16.9 million outstanding at January 26, 2001, compared with $11.7 million as of January 28, 2000.

The following table summarizes certain information regarding these short-term borrowings:

(Dollars in millions)                2001        2000        1999
Maximum amount of borrowings        $   73      $   53      $  257
Average amount of borrowings        $   26      $   33      $  134
Weighted average interest rate
  during year                        4.67%       4.96%       5.77%
Weighted average interest rate
  at year-end                        4.62%       3.43%       5.42%

Note 5.  Long-term debt

There was no long-term debt as of January 26, 2001 and January 28, 2000.













                                                                      38
Notes to Consolidated Financial Statements
Lands' End, Inc., & Subsidiaries

Note 6.  Leases

The company leases store and office space and equipment under various leasing arrangements. The leases are accounted for as operating leases.
 Total rental expense under these leases was $16.0 million, $15.5 million and $15.6 million for the years ended January 26, 2001, January 28, 2000 and January 29, 1999, respectively.

Total future fiscal year commitments under these leases as of January 26, 2001 are as follows (in thousands):

                 2002                     $ 9,418
                 2003                       7,389
                 2004                       4,522
                 2005                       1,729
                 2006                       1,270
                 Thereafter                 5,101
                                          $29,429

Note 7.  Retirement plan

The company has a retirement plan, which covers most regular employees and provides for annual contributions at the discretion of the board of directors. Also included in the plan is a 401(k) feature that allows employees to make contributions, and the company matches a portion of those contributions. Total expense provided under this plan was $5.3 million, $5.2 million and $4.8 million for the years ended January 26, 2001, January 28, 2000 and January 29, 1999, respectively.

Note 8.  Postretirement benefits

In January 1998, the company implemented a plan to provide health insurance benefits for eligible retired employees. These insurance benefits will be funded through insurance contracts, a group benefit trust or general assets of the company. The assets were contributed to the plan in January 2001 and January 2000. The cost of these insurance benefits is recognized as the eligible employees render service.





















                                                                      39
Notes to Consolidated Financial Statements
Lands' End, Inc., & Subsidiaries

The following table presents the change in the benefit obligation and plan assets in fiscal years 2001 and 2000:

    (In thousands)                             2001        2000
    Change in benefit obligation:
    Benefit obligation at beginning of year   $ 5,394     $ 5,731
    Service cost                                  649         767
    Interest cost                                 428         385
    Plan participants' contributions               22          16
    Actuarial gain (loss)                         733      (1,448)
    Benefits paid                                (154)        (57)
    Benefit obligation at end of year        $  7,072    $  5,394

    Change in plan assets:
    Fair value of plan assets at
      beginning of year                      $  3,965    $  1,978
    Actual return on plan assets                  120          58
    Employer contributions                      2,063       1,970
    Plan participants' contributions               22          16
    Benefits paid                                (154)        (57)
    Fair value of plan assets at end of year $  6,016    $  3,965

    Net amount recognized:
    Funded status                            $ (1,056)   $ (1,429)
    Unrecognized net actuarial gain               (47)       (985)
    Unrecognized prior service cost             3,514       3,783
    Prepaid benefit cost                     $  2,411    $  1,369

    Weighted-average assumptions
      at end of year:
    Discount rate                               7.50%       8.00%
    Expected return on plan assets              7.50%       7.50%

The components of net periodic benefit cost for the years ended
January 26, 2001 and January 28, 2000 were as follows:

    (In thousands)                             2001        2000
    Service cost                             $    649    $    767
    Interest cost                                 428         385
    Expected return on plan assets               (297)       (148)
    Recognized net actuarial gain                 (27)          -
    Amortization of prior service cost            269         269
    Total postretirement benefit cost        $  1,022    $  1,273

For measurement purposes, an 8 percent annual rate of increase in the per capita cost of covered health care benefits is assumed for fiscal year 2002. The rate is assumed to decrease gradually to 5 percent for fiscal year 2007 and remain at that level thereafter.










                                                                      40
Notes to Consolidated Financial Statements
Lands' End, Inc., & Subsidiaries

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A 1 percentage point change in assumed health care cost trend rates would have the following effects:

                                 Service and       Postretirement
(In thousands)                  Interest Costs   Benefit Obligation
1 percent increase                 $    60            $   407
1 percent decrease                     (51)              (347)

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

Below is a summary of related costs for the periods ended January 26, 2001.

                       Balance         Costs        Balance
(In thousands)         1/28/00       Incurred       1/26/01

Severance costs        $ 1,007       $ (1,007)       $     -
Asset impairments           31            (31)             -
Facility exit costs
  and other                107           (107)             -

Total                  $ 1,145       $ (1,145)       $     -

For the year ended January 26, 2001, the company completed the Plan and incurred the remaining costs totaling $1.1 million.

Note 10.  Divestitures

Willis & Geiger
During fiscal 2000, the company completed the liquidation of its Willis & Geiger inventory and fixed assets. The company retains the Willis & Geiger tradename. Sales and results of operations of Willis & Geiger were not material to the consolidated financial statements.

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





                                                                      41
Notes to Consolidated Financial Statements
Lands' End, Inc., & Subsidiaries

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

In October 1998, The Internet Tax Freedom Act was signed into law. Among the provisions of this Act is a three-year moratorium on multiple and discriminatory taxes on electronic commerce. An Advisory Commission was appointed to study electronic commerce tax issues and submitted its final report to Congress on April 3, 2000. Among other recommendations, the majority of the Advisory Commission favored the extension of the moratorium for an additional five years, until 2006, and greater uniformity and simplification of the state sales and use tax systems. Following the Advisory Commission's final report, there have been several initiatives at the congressional and state levels to implement the recommendations of the Advisory Commission or otherwise adjust the current sales and use tax laws and policies. We continue to monitor this activity and its potential effect on the company's collection obligations.

Note 12.  Segment disclosure

The company organizes and manages its business segments (core, specialty and international) based on types of products that focus on specific customer needs and markets served. Certain catalogs are combined for purposes of assessing financial performance. Each business segment is separately evaluated by executive management with financial information reviewed to assess performance. The company evaluates the performance of its business segments based on net income before income taxes. The company is not dependent upon any single customer or group of customers, the loss of which would have a material effect on the company.

Core

The core segment is composed of adult apparel offered through our regular monthly catalogs, tailored catalogs and prospector catalogs. Merchandise sales for these products that are received via the Internet, liquidation or export channels are included in this core segment. The regular monthly catalogs contain a full assortment of classically inspired, traditionally styled casual wear for adults. Some of these products include dress shirts, jeans, mesh knit shirts, women's knits, sweaters, outerwear, and turtlenecks. The prospecting catalog is a condensed version of our monthly catalog featuring some of the company's best selling products. The prospector catalogs are sent to active buyers, to those on the house file who have been inactive or have yet to make a purchase and to prospective customers. The tailored catalogs are Lands' End for Men and First Person, offering men and women a broad assortment of tailored and casual clothes for the workplace.



                                                                      42
Notes to Consolidated Financial Statements
Lands' End, Inc., & Subsidiaries

Specialty

The specialty segment is composed of Corporate Sales, Kids, and Coming Home businesses. Merchandise sales for these products that are received via the Internet, liquidation or export channels are included in this specialty segment. The specialty businesses have been developed over the years in response to customer requests for additional merchandise and are used to target specific needs that are important to Lands' End customers. The Corporate Sales division is a business-to-business unit that utilizes the company's embroidery capabilities to design and apply unique emblems and logos on Lands' End product for corporations, clubs, teams and other groups. The Kids business offers a collection of clothing for children of all ages. In addition, there is a uniform business that targets the growing uniform trend in many public and private schools. The Coming Home business offers home products, primarily bedding and bath items.

International

The international segment consists of foreign-based operations located in Japan, Germany and the United Kingdom, which include catalogs, Internet and liquidation channels. Catalogs are denominated in local currencies and written in native languages. There are phone and distribution centers located in both Japan and the United Kingdom. Germany has its own phone and customer service center, but orders are packed and shipped from the distribution center in the United Kingdom.

Segment net merchandise sales represent sales to external parties. Sales from the Internet, export sales shipped from the United States, and liquidation sales are included in the respective business segments. Segment income before income taxes is net merchandise sales less direct and allocable operating expenses, which includes interest expense and interest income. Segment identifiable assets are those that are directly used in or identified with segment operations. "Other" includes corporate expenses, intercompany eliminations, currency gains and losses, and other income and expense items that are not allocated to segments.

Pertinent financial data by operating segment for the three years ended January 26, 2001, are as follows (1):

                                Fiscal year ended January 26, 2001
                      ------------------------------------------------------
(In thousands)          Core   Specialty  International  Other   Consolidated

Net merchandise sales $813,710  $408,068     $133,196  $      -   $1,354,974
Income (loss) before
  income taxes        $ 34,740  $ 28,283     $ (1,280) $ (6,732)  $   55,011
Identifiable
  assets              $293,885  $147,380     $ 66,364  $      -   $  507,629
Depreciation and
  amortization        $ 14,020  $  7,031     $  2,381  $      -   $   23,432
Capital expenditures  $ 28,733  $ 14,410     $  1,410  $      -   $   44,553
Interest expense      $    690  $    346     $    476  $      -   $    1,512
Interest income       $  1,347  $    675     $    222  $      -   $    2,244





                                                                      43
Notes to Consolidated Financial Statements
Lands' End, Inc., & Subsidiaries

                                Fiscal year ended January 28, 2000
                      -------------------------------------------------------
(In thousands)          Core   Specialty  International  Other   Consolidated

Net merchandise sales $780,123  $396,502     $143,198  $      -   $1,319,823
Income (loss) before
  income taxes(2)     $ 32,380  $ 43,175     $  2,708  $ (2,019)  $   76,244
Identifiable
  assets              $262,397  $133,276     $ 60,523  $      -   $  456,196
Depreciation and
  amortization        $ 12,165  $  6,179     $  2,371  $      -   $   20,715
Capital expenditures  $ 17,573  $  8,925     $  1,515  $      -   $   28,013
Interest expense      $    848  $    430     $    612  $      -   $    1,890
Interest income       $    547  $    278     $     57  $      -   $      882

                               Fiscal year ended January 29, 1999
                      -------------------------------------------------------
(In thousands)          Core   Specialty  International  Other   Consolidated

Net merchandise sales $860,891  $364,576     $145,908   $     -   $1,371,375
Income (loss) before
  income taxes(3)     $ 27,305  $ 23,016     $  4,655   $(5,476)  $   49,500
Identifiable
  assets              $273,929  $116,007     $ 65,983   $     -   $  455,919
Depreciation and
  amortization        $ 11,310  $  5,323     $  2,098   $     -   $   18,731
Capital expenditures  $ 24,828  $ 10,514     $ 11,408   $     -   $   46,750
Interest expense      $  3,910  $  2,296     $  1,528   $     -   $    7,734
Interest income       $     11  $      5     $      -   $     -   $       16

(1) Fiscal years 2000 and 1999 have been restated to conform to fiscal 2001 presentation.

(2) Includes non-recurring credits of $0.5 million and $1.3 million allocated to the core and specialty segments, respectively.

(3) Includes non-recurring charges of $7.6 million and $5.0 million allocated to the core and specialty segments, respectively.

Pertinent financial data by geographical location for the three years ended January 26, 2001 are as follows:

                    Net Merchandise Sales           Identifiable Assets
                ------------------------------  ----------------------------

(In thousands)  01/26/01   01/28/00   01/29/99  01/26/01  01/28/00  01/29/99

United States  $1,221,778 $1,176,625 $1,225,467 $441,265  $395,673  $389,936
Other countries   133,196    143,198    145,908   66,364    60,523    65,983

Total          $1,354,974 $1,319,823 $1,371,375 $507,629  $456,196  $455,919







                                                                      44
Notes to Consolidated Financial Statements
Lands' End, Inc., & Subsidiaries

Note 13.  Derivative instruments and hedging activities

The company's sales of merchandise to its subsidiaries in Japan, Germany and the United Kingdom are denominated in the subsidiary's local currency. To a lesser extent, the company has export sales to customers in Canada and incurs third-party expenses denominated in Canadian dollars. Accordingly, the future U.S. Dollar-equivalent cash flows may vary due to changes in related foreign currency exchange rates. To reduce that risk, the company enters into foreign currency forward contracts and put options with a maximum hedging period of 24 months.
The company has no other freestanding or embedded derivative instruments.

As of July 31, 1999, the company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). Statement 133 requires, in part, that the company report all derivative instruments on the consolidated balance sheets as assets or liabilities at their fair value. For the years ended January 26, 2001 and January 28, 2000, the adoption of Statement 133 has resulted in a net loss of $0.4 million and a net gain of $0.4 million, recognized in other income and expense in the consolidated statements of operations, respectively.

Under the Statement 133 cash flow hedging model, gains and losses on the derivative instrument that occur through the date the company sells merchandise to a subsidiary or purchases from a foreign third party are deferred in a component of equity (accumulated other comprehensive income) to the extent the hedging relationship is effective. The company assesses hedge effectiveness at least quarterly.

At the date merchandise is sold to a foreign subsidiary or purchased from a foreign third party, the hedging relationship is terminated and subsequent gains and losses on the hedging derivative instrument are reported currently in earnings. Upon the ultimate sale of the merchandise by the foreign subsidiary to a third party or purchase from a foreign third party, the gain or loss previously deferred in equity is reclassified into earnings. The company estimates that net hedging gains of $3.6 million will be reclassified from accumulated other comprehensive income into earnings through lower cost of sales and other income and expense within the 12 months between January 27, 2001 and February 1, 2002.



















                                                                      45
Notes to Consolidated Financial Statements
Lands' End, Inc., & Subsidiaries

Note 14.  Consolidated quarterly analysis (unaudited)

(In thousands, except per share data)
                                          Fiscal 2001
                            -----------------------------------------
                            1st Qtr.   2nd Qtr.   3rd Qtr.   4th Qtr.
Total revenue               $285,840   $275,625   $362,261   $538,557
Gross profit                 119,768    121,268    145,209    235,434
Pretax income (loss)             464     (2,986)     7,052     50,481
Net income (loss)           $    292   $ (1,881)  $  4,443   $ 31,803
Basic earnings (loss)
  per share                 $   0.01   $  (0.06)  $   0.15   $   1.08
Diluted earnings (loss)
  per share                 $   0.01   $  (0.06)  $   0.15   $   1.07
Common shares outstanding     30,267     30,295     30,280     29,232
Market price of shares
 Outstanding (in dollars):
  - Market high                61.50      42.00      37.25      31.80
  - Market low                 27.25      28.56      18.70      21.75

                                          Fiscal 2000
                            -----------------------------------------
                            1st Qtr.   2nd Qtr.   3rd Qtr.   4th Qtr.
Total revenue               $310,619   $274,075   $349,063   $483,129
Gross profit                 125,490    117,183    140,335    206,796
Pretax income                 10,332      7,068     13,890     44,954
Net income                  $  6,509   $  4,453   $  8,751   $ 28,321
Basic earnings per share    $   0.22   $   0.15   $   0.29   $   0.94
Diluted earnings per share  $   0.21   $   0.14   $   0.28   $   0.92
Common shares outstanding     30,110     30,060     30,149     30,149

Market price of shares
 Outstanding (in dollars):
  -Market high                 39.94      49.50       78.44     83.50
  -Market low                  28.13      37.56       39.56     28.00

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

Management of the company has established and maintains a system of internal control that provides for appropriate division of responsibility, reasonable assurance as to the integrity and reliability of the consolidated financial statements, the protection of assets from unauthorized use or disposition, the prevention and detection of fraudulent financial reporting, and the maintenance of an active program of internal audits. Management believes that, as of January 26, 2001, the company's system of internal control is adequate to accomplish the objectives discussed herein.

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



/s/  DAVID F. DYER                  /s/  DONALD R. HUGHES
     David F. Dyer                       Donald R. Hughes
     Chief Executive Officer             Senior Vice President and
                                         Chief Financial Officer


















                                                                      47

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Lands' End, Inc.:

We have audited the accompanying consolidated balance sheets of Lands' End, Inc. (a Delaware corporation) and its subsidiaries as of January 26, 2001, and January 28, 2000, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the three years in the period ended January 26, 2001. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lands' End, Inc. and subsidiaries as of January 26, 2001, and January 28, 2000, and the results of their operations and their cash flows for each of the three years in the period ended January 26, 2001, in conformity with accounting principles generally accepted in the United States.





ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin
March 2, 2001





















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

                                 Part III

Item 10.  Directors and Executive Officers of the Registrant

   The information required by this item with respect to directors of the company is incorporated herein by reference to pages 1 through 5 of the Lands' End, Inc. Notice of 2001 Annual Meeting and Proxy Statement dated April 16, 2001 (the "Proxy Statement").

   The information required by this item with respect to executive officers of the company is included on pages 10 and 11 in Part I of this Form 10-K report.

Item 11.  Executive Compensation

   The information required by this item is incorporated herein by reference to pages 7 through 11 of the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   The information required by this item is incorporated herein by reference to pages 13 and 14 of the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

   The information required by this item is incorporated herein by reference to pages 3, 4, 9 and 10 of the Proxy Statement.
























                                                                      49
                                 PART IV.

Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K

          (a)  1.  Consolidated Financial Statements
                   See index on page 2.

               2.  Exhibits

                  Table                                            Exhibit
                  Number                Description                 Number
                  ------                -----------                -------

                   (10)     Amended and Restated Non-Employee         1
                            Director Stock Option Plan

                            Amended and Restated Statement            2
                            of Corporate Policy regarding
                            Transactions in Securities

                   (23)     Consent of Arthur Andersen LLP            1

          (b)   Reports on Form 8-K

                The following reports were filed on Form 8-K during the three-month period ended January 26, 2001.

                1. Form 8-K filed on December 15, 2000, announcing the board of directors authorization to purchase up to 2,000,000 additional shares of the company's common stock, which will be made from time to time on the New York Stock Exchange or otherwise.

                2. Form 8-K filed on December 15, 2000, announcing that Jeffrey A. Jones joined the company as chief operating officer, and Stephen (Chip) Orum's, executive vice president and chief financial officer planned retirement.

                3. Form 8-K filed on December 15, 2000, announcing the resignation of two members of its board of directors, David B. Heller and Howard G. Krane.

                4. Form 8-K filed on January 25, 2001, announcing that its board of directors revised the securities trading policy applicable to its officers and directors.

                5. Form 8-K filed on January 25, 2001, announcing that Daniel Okrent resigned from the company's board of directors.











                                                                      50
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 23, 2001.

                                           LANDS' END, INC.


                                   By /s/  DONALD R. HUGHES
                                           ---------------------------
                                           Donald R. Hughes
                                           Senior Vice President and
                                           Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities shown, as of April 23, 2001.


/s/  GARY C. COMER          Chairman of the Board and Director
---------------------------
     Gary C. Comer


/s/  RICHARD C. ANDERSON    Vice Chairman of the Board and Director
---------------------------
     Richard C. Anderson


/s/  DAVID F. DYER          Chief Executive Officer and Director
---------------------------
     David F. Dyer


/s/  JOHN N. LATTER         Director
---------------------------
     John N. Latter


/s/  RICHARD C. MARCUS      Director
---------------------------
     Richard C. Marcus


/s/  PAUL D. SCHRAGE        Director
---------------------------
     Paul D. Schrage


/s/  ELIOT WADSWORTH, II    Director
---------------------------
     Eliot Wadsworth, II







                                                                      51
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTARY SCHEDULE


We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in the Lands' End, Inc. annual report to shareholders included in this Form 10-K and have issued our report thereon dated March 2, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule on page 53 of this Form 10-K is the responsibility of the company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.





/s/  ARTHUR ANDERSEN LLP
     Milwaukee, Wisconsin
     March 2, 2001





































                                                                     52

                      LANDS' END, INC. & SUBSIDIARIES
                                SCHEDULE II
                     VALUATION AND QUALIFYING ACCOUNTS
                          (Dollars in thousands)


                               Balance,   Amounts     Write-Offs  Balance,
                               Beginning  Charged to   Against    End of
                               of Period  Net Income   Reserve    Period
                               ---------  ----------   -------    ------
Reserve for Returns:

Year Ended January 26, 2001     $ 7,869    $230,145   $228,953   $  9,061
                                =======    ========   ========   ========

Year Ended January 28 2000      $ 7,193    $210,393   $209,717   $  7,869
                                =======    ========   ========   ========

Year Ended January 29, 1999     $ 6,128    $205,557   $204,492   $  7,193
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

     Table               Description                       Exhibit   Doc
     Number                of Item                         Number    Desc
     ------              -----------                       -------   ----
      (3)    Articles of Incorporation and By-laws:

             Certificate of Incorporation of the company,     1     S-1
                  as amended through October 3, 1986.

             Amendment to Certificate of Incorporation of     4     10-Q
                  the company, dated May 20, 1994                July 1994


             Amended and Restated By-laws of the company      2     10-K
                                                                    1993
      (4)    Equity Instrument and Agreements relating
                  to Debt Obligations:

             Form of Stock Certificate to evidence the        1     10-Q
                  Common stock.                                   Aug 1990

             First Amendment to the Lands' End                2     S-8
                  Retirement Plan                                 Oct 1995

      (10)   Material Contracts:

             Annual Incentive Plan and Long-Term                   Proxy
                  Incentive Plan                                    1996

             Amended and Restated Stock Option Plan           1     10-Q
                  of the company dated August 24, 1999            July 1999

             Amended and Restated Non-Employee Director       1     10-K
                  Stock Option Plan on February 5, 2001             2001

             Director Stock Grant Plan                              Proxy
                                                                    2001

             Form of Director Deferred Compensation           1     10-Q
                    Agreement                                     July 1995

             Amended and Restated Statement of Corporate      2     10-K
                  Policy regarding Transactions in                  2001
                  Securities on January 12, 2001





                                                                      54

  Table                     Description                   Exhibit   Doc
  Number                     of Item                      Number    Desc
  ------                    -----------                   -------   -----


(13)    Annual Report to Shareholders for the fiscal                10-K
            Year ended January 26, 2001                             2001

(99)    Charter of the Audit Committee of the Board of              Proxy
            Directors                                               2001

        Statement of Board Policy regarding Corporate               Proxy
            Governance                                              2001















































                                                                     55





                                                               EXHIBIT 10.1
                                                       As Amended  02/05/01
                               LANDS' END, INC.

                    NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

I.	Identification of the Plan.

	1.1	Title.  The Plan described herein shall be known as the
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

II.	Administration of the Plan.

	2.1	Committee's Membership and Powers.  The Plan will be administered
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

IV.	Terms and Conditions of Options.  Options shall be nonstatutory stock options; that is, options which are not treated as incentive stock options within the meaning of Section 422(b) of the Internal Revenue Code of 1986, as amended (the "Code"). Options shall be evidenced by option agreements specifying the number of Company Shares covered thereby, in such form as the Board shall from time to time establish (the "Option Agreements"). Option Agreements may incorporate all or any of the terms of the Plan by reference and shall comply with and be subject to the following terms and conditions:

	4.1	Grant of Options.  No new Options shall be granted under this
Plan after the end of the Company's 2001 fiscal year.

	4.2	Term of Options.  Each Option shall expire and not be
exercisable after the first to occur of (i) December 31 of the year in which the tenth anniversary of the Grant Date of such Option occurs and
(ii) three years after the Non-Employee Director ceases to be a Director of the Company for any reason.

	4.3	Option Price.  The Option price per Company Share shall be 100
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

	4.4	Method of Exercising Options.  An Option may be exercised only by a written notice to the Company accompanied by payment of the full Option price which may be made in any one or any combination of the following:  cash, certified or official bank check, or delivery of Company Share certificates endorsed in blank or accompanied by executed stock powers evidencing Company
Shares whose value shall be deemed to be the "fair market value" (as determined in accordance with Section 4.3 hereof) on the date of exercise of such Company Shares.

V.	General Provisions.

	5.1	Company Records.  The Company shall maintain appropriate records evidencing the grant and disposition of each Option granted hereunder. The terms of each Option shall be as specified in this Plan at the time such Option is granted.

	5.2	Shareholder Rights.  A participant shall not have any dividend, voting or other shareholder rights by reason of a grant of an Option prior to the issuance of any Company Shares pursuant to the proper exercise of all or any portion of such Option.

	5.3	Transferability of Options.
             i.      Permitted Transfers.  Other than by will or the laws
                of descent and distribution, each Option granted under this Plan shall be transferable only to a member of a participant's Family Group (the "Permitted Transferees") and only if not transferred for value. A Permitted Transferee may make subsequent transfers to any person who would also be a Permitted Transferee of the participant. If a participant or Permitted Transferee transfers an Option pursuant to this
                Section 5.3, he or she must give the Company prompt written notice of such transfer and the transfer shall only be effective upon the Company's receipt of such notice. An Option shall be exercisable during the participant's lifetime only by such participant, his or her guardian in the event of disability or, upon transfer, the Permitted Transferee. "Family Group" means any child, stepchild, grandchild, parent, stepparent, grandparent, spouse, former spouse, sibling, niece, nephew, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law, including adoptive relationships, any person sharing the participant's household (other than a tenant or employee), a trust in which these persons have more than fifty percent of the beneficial interest, a foundation in which these persons (or the participant) control the management of the assets, and any other entity in which these persons (or the participant) own more than fifty percent of the voting interests. The following transactions are not prohibited transfers for value:
                (i) a transfer under a domestic relations order in settlement of marital property rights; and (ii) a transfer to an entity in which more than fifty percent of the voting interests are owned by family members (or the participant) in exchange for an interest in that entity.

             i.      Death.  In the event of the death of a participant,
                exercise of any Option that has not been previously transferred shall be made only by the executor or administrator of the estate of the deceased participant or the person or persons to whom the deceased participant's rights under the benefit shall pass by will or the laws of descent and distribution and only to the extent that the deceased participant was entitled thereto at the date of his or her death.

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
Committee (or any financial officer designated by it) considers it necessary or desirable, to withhold (or secure payment from the participant in lieu of withholding) the amount of any withholding or other payment required of the Company under the tax withholding provisions of the Code, any state's income tax act or any other applicable law with respect to any Company Shares issuable under such participant's exercised Options, and the Company may defer issuance unless indemnified to its satisfaction with respect to payment of such withholding or other tax. Subject to such rules as the Committee may adopt, participants may satisfy this obligation, in whole or in part, by an election to have the number of Company Shares received upon exercise of any Option reduced by a number of Company Shares having a "fair market value" (as determined in accordance with Section 4.3 hereof) equal to the amount of the required withholding to be so satisfied or to surrender to the Company previ-ously held Company Shares having an equivalent fair market value.

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

          (a) without a participant's consent impair his or her rights to any Option theretofore granted; or

          (b) without the authorization and approval of the Company's shareholders (i) increase the maximum number of Company Shares which may be issued in the aggregate under the Plan, except as provided in Section 5.4, (ii) extend the termination date of the Plan or of any Option granted under the Plan or (iii) enlarge the class of persons eligible to receive Options under the Plan.

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




























                                                             EXHIBIT 10.2

                                                       As Amended 1/12/01

                              LANDS' END, INC.
                       STATEMENT OF CORPORATE POLICY
                          REGARDING TRANSACTIONS
                               IN SECURITIES


This Statement of Corporate Policy applies to all officers, directors, employees and agents of Lands' End, Inc. (the "Company") and to the Immediate Family Members (as defined below) of officers and directors of the Company.

1.	It is the policy of the Company that it and its officers,
directors, employees and agents comply with all applicable provisions of federal and state securities laws and regulations.

2.	No person covered by this Policy Statement shall purchase or sell any security issued by the Company (a "Company security") while such person is in possession of material nonpublic information about the Company or Company securities, except for (a) the exercise of any stock option previously granted to such person by the Company (but not the sale of the underlying common stock) or any other transaction with the Company that either would not constitute a purchase or sale under Section
16 of the Securities Exchange Act of 1934 ("Section 16") or would constitute an exempt transaction under Section 16, (b) any transaction with the Company that has been approved by the Board of Directors, and (c) purchases or sales made pursuant to a Qualified Trading Program (as defined in Section 5 below).

3.	No person covered by this Policy Statement may use any
material nonpublic information relating to the Company (or relating to any other company if such information has been obtained in the course of such person's employment by the Company) as the basis for purchasing or selling any security issued by any other entity.

4.	No officer or director of the Company may purchase or sell any security issued by the Company except (a) during a Window
Period (as defined below), (b) with the prior approval of at least one of the Chairman, any Vice-Chairman or the President
(as provided below), (c) pursuant to a Qualified Trading program or any other transaction described in the exceptions to paragraph 2 above, or (d) pursuant to a public securities offering that has been registered by the Company under the Securities Act of 1933.i)

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

5.	Any person covered by this Policy Statement may request that a written contract, instruction or plan for the purchase or sale of Company securities (a "trading program") be designated as a "Qualified Trading Program" by submitting such trading program to the Chief Operating Officer or Chief Financial Officer (or such other officer as the Board may determine from time to time) (each, a "designated officer"), together with a certification that such covered person was not aware of any material, non-public information concerning the Company or the Company securities at the time of entering into such trading program (other than information which will be made public before the execution of the first transaction thereunder). Upon receipt of such a request, the designated officer shall determine whether to designate the trading program as a Qualified Trading Program for purposes of this Policy Statement, taking into account all factors that he or she shall deem relevant in his or her sole discretion (after consultation with the Company's legal counsel), including whether the trading program appears on its face to be responsive to the requirements of SEC Rule 10b5-1. A trading program shall cease to be a Qualified Trading Program for purposes of this Policy Statement (a) at any time that the designated officer so determines, (b) if there is a deviation in any transaction from the terms specified in such trading program, or (c) if the person entering into such trading program hedges or seeks to offset the consequence of any transaction pursuant to such trading program.

6.	No officer or director of the Company (whether or not such person is subject to Section 16) shall purchase and sell, or sell and purchase (in each case, within the meaning of Section 16), any equity security of the Company within any period of less than six months, except for transactions that are exempt under Section 16.

7.	No officer or director of the Company (whether or not such person is subject to Section 16) shall sell any equity security of the Company if such person either (a) does not own the security sold or (b) does not deliver the security against such sale within twenty days thereafter or does not within five days after such sale deposit the security in the mails or other usual channels of transportation.

8.	No officer or director of the Company shall make any gift of a security issued by the Company, other than to an Immediate Family Member of such officer or director, while such officer or director is in possession of material nonpublic information about the Company. Subject to the foregoing sentence, gifts of Company securities may be made at any time and without further restriction to any charitable organization if such gift would give rise to a charitable deduction under the federal income tax code. No officer or director of the Company shall make any gift of Company securities to any person who is neither (a) an Immediate Family
Member of such officer or director nor (b) a charitable organization described in the preceding sentence, unless the recipient of such gift has executed and delivered to the General Counsel an agreement in writing not to sell or otherwise dispose of such Company securities (or the common stock underlying any transferred option) for a period of at least six months after the gift is made. Notwithstanding the foregoing, no gift of an employee or director stock option granted by the Company shall be made except as permitted by the terms of such option, including the terms of the stock option plan of the Company pursuant to which it was granted, as in effect from time to time.

9.	Each officer and director of the Company shall comply with all applicable filing requirements of paragraph (a) of Section 16 and of Rule 144 promulgated under the Securities Act of 1933. The Director of Investor Relations (or such other officer or employee who may be designated by the Chairman, any Vice-Chairman or President from time to time) shall implement a system to assist officers and directors in the timely filing of all required reports under the foregoing provisions.

10.	This policy shall apply to purchases, sales and gifts of Company securities by or for the account of an Immediate Family Member of an officer or director of the Company to the same extent as to such transactions by or for the account of such officer or director. As used in this policy, "Immediate Family Member" means (a) any member of the immediate family of an officer or director of the Company, other than adult family members who do not live with or depend financially on such officer or director and who exercise independent control over their personal investment decisions, (b) any trust or similar arrangement for the benefit of an officer or director or a person who is otherwise an Immediate Family Member,
(c) any personal charitable foundation or similar arrangement established by an officer or director or a person who is otherwise an Immediate Family member, and (d) with respect to any employee or director stock option granted by the Company, any other person to whom a gift of such option may be made pursuant to the terms of such option, including the terms of the stock option plan of the Company pursuant to which it was granted, as in effect from time to time.

11.	Each officer and director of the Company shall, and any other person covered by this Policy Statement may be required to, execute and deliver an annual statement to the Director of Investor
Relations (or other officer or employee described above) certifying that such person has complied with this Policy Statement at all times after the date hereof (or such lesser time as such person has been covered hereby).

12.	The Director of Investor Relations (or other officer or employee described above) may adopt such reasonable procedures as he or she shall deem necessary or desirable in order to implement this Policy Statement.









                                                              Exhibit 23.1


                CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K into the Company's previously filed Registration Statement on Form S-8 (File No. 033-63461).






/s/  ARTHUR ANDERSEN LLP
     Milwaukee, Wisconsin
     April 23, 2001