Form 10-Q
period 2001-04-27
LANDS END INC
filed 2001-06-08
CIK 799288

===========================================================================
                                 UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                _______________

                                  FORM 10-Q

(Mark one)
    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the Quarter Ended April 27, 2001
                            OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.

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

          Yes   X                             No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 8, 2001:

Common stock, $.01 par value 29,409,242 shares outstanding







                       LANDS' END, INC. & SUBSIDIARIES
                             INDEX TO FORM 10-Q


                                                                    Page
PART I.  FINANCIAL INFORMATION                                     Number

   Item 1.  Financial Statements

            Consolidated Statements of Operations for the
               Three Months Ended April 27, 2001, and
               April 28, 2000....................................     3

            Consolidated Balance Sheets at April 27, 2001,
               and January 26, 2001.............................     4

            Consolidated Statements of Cash Flows for the
               Three Months Ended April 27, 2001, and
               April 28, 2000....................................     5

            Notes to Consolidated Financial Statements...........   6-8

   Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations........................................  9-13

   Item 3.  Quantitative and Qualitative Disclosures About
               Market Risk.......................................    13

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings....................................    14

   Item 4.  Submission of Matters to a Vote of
               Security Holders..................................    14

   Item 6.  Exhibits and Reports on Form 8-K.....................    14

   Signature.....................................................    15

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                LANDS' END, INC. & SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
             (In thousands, except per share data)

                                         Three months ended
                                        April 27,  April 28,
                                           2001       2000
                                             (Unaudited)

Revenue
  Net merchandise sales                  $287,117    $266,045
  Shipping and handling revenue            24,003      19,795
Total revenue                             311,120     285,840

Cost of sales
  Cost of merchandise sales               154,913     145,146
  Shipping and handling costs              24,263      20,926
Total cost of sales                       179,176     166,072

Gross profit                              131,944     119,768

  Selling, general and
    administrative expenses               121,438     118,448

Income from operations                     10,506       1,320

  Other income (expense):
    Interest expense                         (233)       (130)
    Interest income                           636         719
    Other                                  (1,536)     (1,445)
    Total other expense, net               (1,133)       (856)

Income before income taxes                  9,373         464
  Income tax provision                      3,515         172

Net income                               $  5,858    $    292

Basic earnings per share                 $   0.20    $   0.01

Diluted earnings per share               $   0.20    $   0.01

Basic weighted average shares
  outstanding                              29,380      30,199
Diluted weighted average shares
  outstanding                              29,620      30,835

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  LANDS' END, INC. & SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)

                                           April 27,     January 26,
                                             2001           2001
                                          (unaudited)
Assets
Current assets:
  Cash and cash equivalents                $ 26,591      $ 75,351
  Receivables, net                           17,140        19,808
  Inventory                                 197,561       188,211
  Prepaid advertising                        20,801        17,627
  Other prepaid expenses                      8,947         9,715
  Income taxes receivable                       397             -
  Deferred income tax benefits               10,973        10,973
Total current assets                        282,410       321,685

Property, plant and equipment, at cost:
  Land and buildings                        104,880       104,815
  Fixtures and equipment                    103,512       103,866
  Computer hardware and software            105,334        99,979
  Leasehold improvements                      4,642         4,630
  Construction in progress                    7,461         4,289
Total property, plant and equipment         325,829       317,579
  Less-accumulated depreciation
    and amortization                        138,134       132,286
Property, plant and equipment, net          187,695       185,293
Intangibles, net                                645           651
Total assets                               $470,750      $507,629

Liabilities and shareholders' investment
Current liabilities:
  Lines of credit                          $ 21,573      $ 16,940
  Accounts payable                           67,152        96,168
  Reserve for returns                         7,287         9,061
  Accrued liabilities                        35,626        41,135
  Accrued profit sharing                        755         2,357
  Income taxes payable                            -        13,213
Total current liabilities                   132,393       178,874

Deferred income taxes                        17,251        14,567

Shareholders' investment:
  Common stock, 40,221 shares issued            402           402
  Donated capital                             8,400         8,400
  Additional paid-in capital                 32,358        31,908
  Deferred compensation                        (103)         (121)
  Accumulated other comprehensive income      4,477         5,974
  Retained earnings                         494,945       489,087
  Treasury stock, 10,834 and 10,945
    shares at cost, respectively           (219,373)     (221,462)
Total shareholders' investment              321,106       314,188
Total liabilities and shareholders'
  investment                               $470,750      $507,629

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       LANDS' END, INC. & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)

                                                      Three Months Ended
                                                     April 27,  April 28,
                                                       2001       2000
                                                         (unaudited)

Cash flows from (used for) operating activities:
  Net income                                         $  5,858   $    292
     Adjustments to reconcile net income to net
     cash flows from operating activities-
       Depreciation and amortization                    6,235      5,990
       Deferred compensation expense                       18         32
       Deferred income taxes                            2,684          -
       Tax benefit of stock options                       450      1,832
       Changes in current assets and liabilities:
         Receivables, net                               2,668        612
         Inventory                                     (9,350)   (16,950)
         Prepaid advertising                           (3,174)    (5,305)
         Other prepaid expenses                           768     (2,165)
         Accounts payable                             (29,016)    (1,872)
         Reserve for returns                           (1,774)    (1,855)
         Accrued liabilities                           (4,779)    (4,653)
         Accrued profit sharing                        (1,602)    (2,574)
         Income taxes payable                         (13,610)   (10,318)
       Other                                           (1,497)       738
Net cash flows used for operating activities          (46,121)   (36,196)

Cash flows used for investing activities:
  Cash paid for capital additions                      (9,361)    (5,042)
Net cash flows used for investing activities           (9,361)    (5,042)

Cash flows from (used for) financing activities:
  Proceeds from short-term debt                         4,633      6,688
  Purchases of treasury stock                              (4)    (1,014)
  Issuance of treasury stock                            2,093      4,229
Net cash flows from financing activities                6,722      9,903

Net decrease in cash and cash equivalents             (48,760)   (31,335)
Beginning cash and cash equivalents                    75,351     76,413

Ending cash and cash equivalents                     $ 26,591   $ 45,078

Supplemental cash flow disclosures:
  Interest paid                                      $    233   $    130
  Income taxes paid                                    17,000      8,748

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      LANDS' END, INC. & SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Interim financial statements

The condensed consolidated financial statements included herein have been prepared by Lands' End, Inc. (the company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and in the opinion of management contain all adjustments (consisting primarily of normal recurring adjustments) necessary to present fairly the financial position. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods disclosed within this report are not necessarily indicative of future financial results. These consolidated financial statements are condensed and should be read in conjunction with the financial statements and the notes thereto included in the company's latest Annual Report on Form 10-K, which includes financial statements for the year ended January 26, 2001.

2.  Reclassifications

Certain financial statement amounts have been reclassified to be consistent with the current presentation.

3.  Foreign currency translations and transactions

Financial statements of the foreign subsidiaries and foreign-denominated assets are translated into U.S. dollars in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 52. Translation adjustments of the financial statements of the foreign subsidiaries are recorded in accumulated other comprehensive income, which is a component of stockholders' equity. Gains and losses resulting from the translation of other foreign-denominated assets and foreign currency transactions are recorded as other income and expense on the consolidated statements of operations. For the periods ended April 27, 2001 and April 28, 2000, losses of $0.4 million and $1.0 million were recorded as other expense on the consolidated statements of operations, respectively.

4.  Derivative instruments and hedging activities

The company has adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which establish accounting and reporting standards for forward contracts, options, other derivative instruments and related hedging activities. Statements
No. 133 and No. 138 require, in part, that the company report all derivative instruments on the consolidated balance sheets as assets or liabilities at their fair value. The treatment of subsequent changes in fair value depends on whether hedge accounting is available. For the first quarter of fiscal 2002, a loss of $0.3 million was recorded in other expense, compared with a loss of $0.5 million in the first quarter of fiscal 2001.




                                                                     6
                      LANDS' END, INC. & SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The company currently has foreign exchange forward contracts and options that mitigate the company's exposure to the variability in future cash flows on forecasted transactions with the company's foreign subsidiaries. To reduce risk, the company enters into foreign currency forward contracts and put options with a maximum hedging period of 24 months.
The company estimates that net-hedging gains of about $3.5 million will be reclassified from accumulated other comprehensive income into earnings through lower cost of sales and other income and expense within the 12 months between April 28, 2001 and May 3, 2002.

5.  Earnings per share

The following table discloses the computation of diluted earnings per share and basic earnings per share.

                                                Three Months Ended

  (In thousands, except per share data)   April 27, 2001   April 28, 2000

  Net income                                 $   5,858        $     292
  Average shares of common stock
    outstanding                                 29,380           30,199
  Incremental shares from assumed
    exercise of stock options                      240              636
  Diluted weighted average shares of
    common stock outstanding                    29,620           30,835
  Basic earnings per share                    $   0.20        $    0.01
  Diluted earnings per share                  $   0.20        $    0.01

6.  Comprehensive income

In accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," the following table presents the company's comprehensive income.

                                           Three months ended
(In thousands)                      April 27, 2001    April 28, 2000
Net income                            $   5,858         $     292
Other comprehensive income:
  Foreign currency translation
    adjustments                            (619)             (671)
  Unrealized gain (loss) on forward
    contracts and options                  (878)            1,409
Comprehensive income                  $   4,361         $   1,030












                                                                    7
                      LANDS' END, INC. & SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Segment disclosure

Segment net merchandise sales represent sales to external parties. Sales from the Internet, export sales shipped from the United States and liquidation sales are included in the respective business segments. Segment income before income taxes is net merchandise sales less direct and allocated operating expenses, which includes interest expense and interest income. Segment identifiable assets are those that are directly used in or identified with segment operations. "Other" includes currency gains and losses, corporate expenses, intercompany eliminations, and other income and expense items that are not allocated to segments.

The following tables include pertinent financial data by operating segment for the quarters ended April 27, 2001 and April 28, 2000 (1).

                                  Quarter ended April 27, 2001
                                               Inter-           Consoli-
(In thousands)             Core    Specialty  national  Other    dated

Net merchandise sales   $172,667  $ 86,320   $ 28,130 $     -   $287,117
Income (loss) before
  income taxes             8,568     3,671     (1,203) (1,663)     9,373
Identifiable assets      274,260   135,084     61,406       -    470,750
Depreciation and
  amortization             3,787     1,865        583       -      6,235
Capital expenditures       6,201     3,054        106       -      9,361
Interest expense              21        10        202       -        233
Interest income              275       137        224       -        636

                                  Quarter ended April 28, 2000
                                              Inter-            Consoli-
                          Core    Specialty  national   Other    dated

Net merchandise sales   $160,598  $ 79,027   $ 26,420  $     -  $266,045
Income (loss) before
  income taxes             2,200     1,978     (1,858)  (1,856)      464
Identifiable assets      256,395   126,018     62,424        -   444,837
Depreciation and
  amortization             3,618     1,778        594        -     5,990
Capital expenditures       3,300     1,622        120        -     5,042
Interest expense              26        13         91        -       130
Interest income              475       233         11        -       719


(1) Fiscal 2001 has been restated to conform to fiscal 2002 presentation.










                                                                    8
Item 2.
                        Management's Discussion
                             and Analysis

Results of Operations

             Three Months Ended April 27, 2001, compared with
                     Three Months Ended April 28, 2000

Total revenue for the first quarter just ended was $311.1 million, up 9 percent from $285.8 million in the prior year's quarter. About two-thirds of the sales increase was due to a shift in the timing of a major clearance catalog and an additional issue of a Kids catalog. Growth in the core business segment was led by strength in the women's and coed divisions. A portion of this growth came from mailing the Lands' End core May catalog one week earlier than last year. In the specialty segment, the Kids division showed the strongest growth; Corporate Sales grew in the low-single digits, reflecting a slowdown in national business spending; and Coming Home, which features products for bed and bath, was relatively flat. All international businesses had double-digit sales increases when measured in their local currencies, and overall international sales in U.S. dollars were also improved.

Total revenue for the first 5 weeks of the current second quarter increased 4 percent compared with the similar period in the prior year.

Gross profit for the quarter just ended was $132 million, or 42.4 percent of total revenue, compared with $120 million, or 41.9 percent of total revenue in the prior year. Merchandise gross profit margin rose due to higher initial margins from improved sourcing.

Liquidation of excess inventory was 11 percent of net merchandise sales for the first quarter of both years. Inventory was $198 million as of April 27, 2001, up 10 percent from $179 million at the same time last year. Inventory is currently in line with the sales increase and with planned levels, and the quality of inventory is improved from the prior year.

For the first quarter this year, selling, general and administrative expenses were $121 million, up 3 percent from $118 million in the prior year. As a percentage of total revenue, SG&A was 39.0 percent, compared with 41.4 percent in the prior year. More than half of the improvement in the SG&A ratio was due to a reduction in national advertising expenses, bringing them more in line with historical levels of spending. In addition, higher sales productivity per page resulted in relatively lower catalog costs.

Net income for the quarter just ended was $5.9 million, and diluted earnings per share were $0.20, compared with net income of $292 thousand, or $0.01, for the same period last year.









                                                                       9
Segment results

The company has three business segments consisting of Core (regular monthly and prospecting catalogs, First Person and Lands' End for Men), Specialty (Kids, Corporate Sales, and Coming Home catalogs) and International (foreign-based operations in Japan, United Kingdom and Germany). "Other" includes currency gains and losses, corporate expenses, intercompany eliminations, and other income and deduction items that are not allocated to segments. (See Note 7.)

The core segment's net merchandise sales were $172.7 million, representing 60.1 percent of the company's net merchandise sales and an increase of $12.1 million from the prior year. The women's and coed divisions accounted for the strong growth in the core segment. The core segment's pretax income increased $6.4 million from the prior year.

The specialty segment's net merchandise sales were $86.3 million, which were 30.1 percent of the company's net merchandise sales and $7.3 million above the prior year. This sales increase was principally from our Kids' division. The specialty segment's pretax income increased $1.7 million from the prior year.

The international segment's net merchandise sales were $28.1 million, which were 9.8 percent of total net merchandise sales and $1.7 million above the prior year. The increase represented double-digit sales increases of all international businesses when measured in their local currencies. The international segment's pretax income improved by $0.7 million from the prior year.

Segment net merchandise sales (1)
(Amounts in thousands)

Net Merchandise Sales    April 27, 2001             April 28, 2000
                     Amount   % of Net Sales    Amount   % of Net Sales

Core               $172,667       60.1%       $160,598       60.4%
Specialty            86,320       30.1%         79,027       29.7%
International        28,130        9.8%         26,420        9.9%
  Total net sales  $287,117      100.0%       $266,045      100.0%

(1)  Shipping and handling revenue is excluded.

Income (loss) before income taxes (2)
(Amounts in thousands)

                         April 27, 2001             April 28, 2000
                     Amount   % of Revenue      Amount   % of Revenue

Core                $ 8,568        2.7%        $ 2,200        0.8%
Specialty             3,671        1.2%          1,978        0.8%
International        (1,203)      (0.4%)        (1,858)      (0.7%)
Other                (1,663)      (0.5%)        (1,856)      (0.7%)
  Income before
    income taxes    $ 9,373        3.0%        $   464        0.2%

(2)  Percentages are based on total revenue.


                                                                     10
Seasonality of business

The company's business is highly seasonal. Historically, a disproportionate amount of the company's revenue and a majority of its profits have been realized during the fourth quarter. If the company's sales were materially different from seasonal norms during the fourth quarter, the company's annual operating results could be materially affected. In addition, as the company continues to refine its marketing efforts by experimenting with the timing of its catalog mailings, quarterly results may fluctuate. Accordingly, results for the individual quarters are not necessarily indicative of the results to be expected for the entire year.

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

At April 27, 2001, the company had unsecured domestic credit facilities totaling $200 million, of which the only reduction was about $43 million of outstanding letters of credit. The company also maintains foreign credit lines for use in foreign operations totaling the equivalent of approximately $43 million as of April 27, 2001, of which about 22 million was outstanding.

Since fiscal 1990, the company's board of directors has authorized the company from time to time to purchase a total of 14.7 million shares of treasury stock. As of June 8, 2001, 12.7 million shares have been purchased, and there is a balance of 2.0 million shares available to the company.

Capital investment

Capital expenditures for fiscal 2002 are currently planned to be between $45 and $50 million, of which about $9.4 million had been expended through April 27, 2001. Major projects to date related primarily to investing in our information technology and in building our new Stevens Point, Wisconsin facility. The company believes that its cash flow from operations and borrowings under its current credit facilities will provide adequate resources to meet its capital requirements, operational needs and treasury stock purchases for the foreseeable future.

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



                                                                      11
In recent challenges, various states have sought to require companies to begin collection of use taxes and/or pay taxes from previous sales. The company has not received assessments from any state. The amount of potential assessments, if any, can not be reasonably estimated.

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

Business Outlook

We continue to take a conservative approach to our business in light of the uncertainty in the U.S. economy, particularly in the retail environment. For fiscal 2002, a 53-week year that will end on February 1, 2002, the company expects that sales will increase in the single digit range, and we expect gross profit margin to show continued improvement compared to the prior year. As a result, we expect an increase in diluted earnings per share of at least 20 percent for the year as a whole.

As described later in our statement regarding forward-looking information, our business's profit level is sensitive to many factors, including changes in sales volume, which are difficult for us, like most retailers, to accurately predict.

Statement regarding forward-looking information

Statements in this report (including, but not limited to, Management's Discussion and Analysis) that are not historical, including, without limitation, statements regarding our plans, expectations, assumptions, and estimations for fiscal 2002, gross profit margin, and earnings, as well as anticipated sales trends and future development of our business strategy, are considered forward-looking and speak only as of today's date. As such, these statements are subject to a number of risks and uncertainties.
Future results may be materially different from those expressed or implied by these statements due to a number of factors. Currently, we believe that the principal factors that create uncertainty about our future results are the following: customer response to our merchandise offerings, circulation changes and other initiatives; the mix of our sales between full price and liquidation merchandise; overall consumer confidence and general economic


                                                                     12
conditions, both domestic and foreign; effects of shifting patterns of e-commerce versus catalog purchases; costs associated with printing and mailing catalogs and fulfilling orders; dependence on consumer seasonal buying patterns; fluctuations in foreign currency exchange rates; and changes that may have different effects on the various sectors in which we operate (e.g., rather than individual consumers, the Corporate Sales Division, included in the specialty segment, sells to numerous corporations, and certain of these sales are for their corporate promotional activities). Our future results could, of course, be affected by other factors as well. More information about these risks and uncertainties may be found in the company's 10-K filings with the S.E.C.

The company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Item 3:  Quantitative and Qualitative Disclosure About Market Risk

The company attempts to reduce its exposure to the effects of currency fluctuations on cash flows by using derivative instruments to hedge. The company is subject to foreign currency risk related to its transactions with operations in Japan, Germany and United Kingdom and with foreign third-party vendors. The company's foreign currency risk management policy is to hedge the majority of merchandise purchases by foreign operations and from foreign third-party vendors, which includes forecasted transactions, through the use of foreign exchange forward contracts and options to minimize this risk. The company's policy is not to speculate in derivative instruments for profit on the exchange rate price fluctuation, trade in currencies for which there are no underlying exposures or enter into trades for any currency to intentionally increase the underlying exposure. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract.

As of April 27, 2001, the company had outstanding foreign currency forward contracts totaling about $59 million and options totaling almost $16 million, compared in the prior year of nearly $49 million for foreign currency forward contracts and no option contracts outstanding.

The company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of its short-term borrowing and investment activities at variable interest rates. As of April 27, 2001, the company had no outstanding financial instruments related to its debt or investments.















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

Item 4.  Submission of Matters to a Vote of Security Holders
         At the Annual Meeting of Shareholders held on May 16, 2001, pursuant to the Notice of Annual Meeting of Shareholders and Proxy Statement dated April 16, 2001, the voting results were as follows:

         (a)  Each of the two nominees (Gary C. Comer and Eliot Wadsworth,
              III) were elected to the Board of Directors as follows:

              Director's name      Shares voted FOR    Shares WITHHELD
              Gary C. Comer           26,812,952          1,019,568
              Eliot Wadsworth, II     27,750,966             81,554


         (b) The appointment of Arthur Andersen LLP as independent public accountants for the company for the fiscal year ending February 1, 2002, was approved (27,441,137 shares voted FOR; 376,394 shares voted AGAINST; and 14,989 shares ABSTAINED).

         (c) Shareholder proposal to commit the company to full implementation of human rights standards (as set forth in the Proxy) by its international suppliers and its own international production facilities and commit to a program of outside, independent monitoring of compliance with these standards was defeated (729,007 shares voted FOR; 23,328,692 shares voted AGAINST; and 1,356,701 shares ABSTAINED).

Item 5 is not applicable and has been omitted

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              There were no exhibits filed as part of this report.

         (b)  Reports on Form 8-K

              The following report was filed on Form 8-K during the three-month period ended April 27, 2001:

              Form 8-K was filed on March 27, 2001, announcing its fourth quarter performance and fiscal year 2001 results.






                                                                      14

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and chief financial officer.









                                             LANDS' END, INC.



Date:  June 8, 2001                  By /s/ DONALD R. HUGHES
                                             Donald R. Hughes
                                             Senior Vice President,
                                             and Chief Financial Officer