Form 10-Q
period 2001-07-27
LANDS END INC
filed 2001-08-29
CIK 799288

===========================================================================
                                 UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                 _______________

                                   FORM 10-Q

(Mark one)
    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the Quarter Ended July 27, 2001
                            OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.

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

          Yes   X                             No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 29, 2001:

Common stock, $.01 par value 29,486,706 shares outstanding









                   LANDS' END, INC. & SUBSIDIARIES
                         INDEX TO FORM 10-Q


                                                                    Page
PART I.  FINANCIAL INFORMATION                                     Number

   Item 1.  Financial Statements

            Consolidated Statements of Operations for the
               Three Months Ended July 27, 2001, and
               July 28, 2000.....................................     3

            Consolidated Statements of Operations for the
               Six Months Ended July 27, 2001 and
               and July 28, 2000................................     4


            Consolidated Balance Sheets at July 27, 2001,
               and January 26, 2001..............................    5

            Consolidated Statements of Cash Flows for the
               Six Months Ended July 27, 2001, and
               July 28, 2000......................................    6

            Notes to Consolidated Financial Statements............   7-10

   Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations.........................................  11-17

   Item 3.  Quantitative and Qualitative Disclosures About
               Market Risk........................................    17

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings.....................................    18

   Item 4.  Submission of Matters to a Vote of
               Security Holders...................................    18

   Item 6.  Exhibits and Reports on Form 8-K......................    18

   Signature......................................................    19









                                                                      2

                       PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      LANDS' END, INC. & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)

                                            Three months ended
                                            July 27,   July 28,
                                              2001       2000
                                               (Unaudited)

Revenue
  Net merchandise sales                     $262,874    $255,545
  Shipping and handling revenue               22,947      20,080
Total revenue                                285,821     275,625

Cost of sales
  Cost of merchandise sales                  137,389     132,674
  Shipping and handling costs                 23,575      21,683
Total cost of sales                          160,964     154,357

Gross profit                                 124,857     121,268

  Selling, general and
    administrative expenses                  119,654     123,995

Income (loss) from operations                  5,203      (2,727)

  Other income (expense):
    Interest expense                            (250)       (217)
    Interest income                              289         500
    Other                                       (378)       (542)
    Total other expense, net                    (339)       (259)

Income (loss) before income taxes              4,864      (2,986)
  Income tax provision (benefit)               1,824      (1,105)

Net income (loss)                           $  3,040    $ (1,881)

Basic earnings (loss) per share             $   0.10    $  (0.06)

Diluted earnings (loss) per share           $   0.10    $  (0.06)

Basic weighted average shares
  outstanding                                 29,415      30,295
Diluted weighted average shares
  outstanding                                 29,992      30,722

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.






                                                                       3

                 LANDS' END, INC. & SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except per share data)


                                                 Six months ended
                                               July 27,    July 28,
                                                 2001        2000
                                                    (unaudited)

Revenue
  Net merchandise sales                        $549,991    $521,590
  Shipping and handling revenue                  46,950      39,875
Total revenue                                   596,941     561,465

Cost of sales
  Cost of merchandise sales                     292,302     277,820
  Shipping and handling costs                    47,838      42,609
Total cost of sales                             340,140     320,429

Gross profit                                    256,801     241,036

  Selling, general and
    administrative expenses                     241,092     242,443

Income (loss) from operations                    15,709      (1,407)

  Other income (expense):
    Interest expense                               (483)       (347)
    Interest income                                 925       1,219
    Other                                        (1,914)     (1,987)

Total other expense                              (1,472)     (1,115)


Income (loss) before income taxes                14,237      (2,522)
  Income tax provision (benefit)                  5,339        (933)

Net income (loss)                              $  8,898    $ (1,589)

Basic earnings (loss) per share                $   0.30    $  (0.05)

Diluted earnings (loss) per share              $   0.30    $  (0.05)

Basic weighted average shares outstanding        29,398      30,246

Diluted weighted average shares outstanding      29,804      30,791

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.




                                                                      4

                  LANDS' END, INC. & SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                           (In thousands)


                                           July 27,     January 26,
                                             2001           2001
                                                 (unaudited)
Assets
Current assets:
  Cash and cash equivalents                $ 10,211      $ 75,351
  Receivables, net                           13,531        19,808
  Inventory                                 232,041       188,211
  Prepaid advertising                        15,710        17,627
  Other prepaid expenses                     10,636         9,715
  Income taxes receivable                     1,655             -
  Deferred income tax benefits               10,973        10,973
Total current assets                        294,757       321,685

Property, plant and equipment, at cost:
  Land and buildings                        105,004       104,815
  Fixtures and equipment                    104,242       103,866
  Computer hardware and software            109,063        99,979
  Leasehold improvements                      4,646         4,630
  Construction in progress                   10,346         4,289
Total property, plant and equipment         333,301       317,579
  Less-accumulated depreciation
    and amortization                        143,775       132,286
Property, plant and equipment, net          189,526       185,293
Intangibles, net                                645           651
Total assets                               $484,928      $507,629

Liabilities and shareholders' investment
Current liabilities:
  Lines of credit                          $ 20,354      $ 16,940
  Accounts payable                           76,437        96,168
  Reserve for returns                         5,512         9,061
  Accrued liabilities                        39,209        41,135
  Accrued profit sharing                      1,507         2,357
  Income taxes payable                            -        13,213
Total current liabilities                   143,019       178,874

Deferred income taxes                        16,790        14,567

Shareholders' investment:
  Common stock, 40,221 shares issued            402           402
  Donated capital                             8,400         8,400
  Additional paid-in capital                 32,506        31,908
  Deferred compensation                         (82)         (121)
  Accumulated other comprehensive income      3,710         5,974
  Retained earnings                         497,985       489,087
  Treasury stock, 10,782 and 10,945
    shares at cost, respectively            (217,802)     (221,462)
Total shareholders' investment               325,119       314,188
Total liabilities and shareholders'
  investment                                $484,928      $507,629

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.
                                                                      5

                       LANDS' END, INC. & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                       Six Months Ended
                                                     July 27,    July 28,
                                                      2001        2000
                                                          (unaudited)
Cash flows from (used for) operating activities:
  Net income (loss)                                  $  8,898   $ (1,589)
     Adjustments to reconcile net income (loss) to
     net cash flows from operating activities:
       Depreciation and amortization                   12,469     11,629
       Deferred compensation expense                       39         58
       Loss on disposal of fixed assets                    24          -
       Deferred income taxes                            2,223          -
       Tax benefit of stock options                       598      1,832
       Changes in current assets and liabilities:
         Receivables, net                               6,277      1,767
         Inventory                                    (43,830)   (44,661)
         Prepaid advertising                            1,917     (1,146)
         Other prepaid expenses                          (921)    (2,398)
         Accounts payable                             (19,731)     5,312
         Reserve for returns                           (3,549)    (2,481)
         Accrued liabilities                             (626)    (6,896)
         Accrued profit sharing                          (850)    (2,580)
         Income taxes payable                         (14,868)   (11,499)
       Other                                           (2,264)     1,149
Net cash flows used for operating activities          (54,194)   (51,503)

Cash flows used for investing activities:
  Cash paid for capital additions                     (18,020)   (15,546)
Net cash flows used for investing activities          (18,020)   (15,546)

Cash flows from (used for) financing activities:
  Proceeds from short-term debt                         3,414      7,476
  Purchases of treasury stock                             (14)    (1,019)
  Issuance of treasury stock                            3,674      4,229
Net cash flows from financing activities                7,074     10,686

Net decrease in cash and cash equivalents             (65,140)   (56,363)
Beginning cash and cash equivalents                    75,351     76,413

Ending cash and cash equivalents                     $ 10,211   $ 20,050

Supplemental cash flow disclosures:
  Interest paid                                      $    483   $    347
  Income taxes paid                                    19,800      8,841

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

3.  Foreign currency translations and transactions

Financial statements of the foreign subsidiaries and foreign-denominated assets are translated into U.S. dollars in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 52. Translation adjustments of the financial statements of the foreign subsidiaries are recorded in accumulated other comprehensive income, which is a component of stockholders' equity. Gains and losses resulting from the translation of foreign-denominated assets and foreign currency transactions are recorded as other income and expense on the consolidated statements of operations. For the quarter ended July 27, 2001 and July 28, 2000, losses of $0.6 million and $1.0 million were recorded, respectively. For the six months ended July 27, 2001, and July 28, 2000, there was a loss of 1.1 million and $2.0 million, respectively.

4. Derivative instruments and hedging activities

The company has adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which establish accounting and reporting standards for forward contracts, options, other derivative instruments and related hedging activities. Statements
No. 133 and No. 138 require, in part, that the company report all derivative instruments on the consolidated balance sheets as assets or liabilities at their fair value. The treatment of subsequent changes in fair value depends on whether hedge accounting is available. For the second quarter of fiscal 2002, a gain of $0.1 million was recorded in other income, compared with a loss of $0.1 million in the second quarter of fiscal 2001. A loss of $0.2 million was realized in the six months ended July 27, 2001, compared to a loss of $0.6 million for the same time period last year.

                                                                     7
                      LANDS' END, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The company currently has foreign exchange forward contracts and options that mitigate the company's exposure to the variability in future cash flows on forecasted transactions with the company's foreign subsidiaries. To reduce risk, the company enters into foreign currency forward contracts and put options with a maximum hedging period of 24 months. The company estimates that net hedging gains of approximately $3.0 million will be reclassified from accumulated other comprehensive income into earnings through lower cost of sales and other income and expense within the 12 months between July 28, 2001 and August 2, 2002.

5.  Earnings per share

The following table discloses the computation of diluted earnings (loss) per share and basic earnings (loss) per share.

                                Three months ended     Six months ended
                               July 27,    July 28,   July 27,   July 28,
(In thousands, except per        2001        2000       2001       2000
share data)
Net income (loss)               $ 3,040    $ (1,881)  $ 8,898    $(1,589)
Average shares of common
  stock outstanding              29,415      30,295    29,398     30,246
Incremental shares from assumed
  exercise of stock options         577         427       406        545
Diluted weighted average shares
  of common stock outstanding    29,992      30,722    29,804     30,791

Basic earnings (loss) per share $  0.10    $  (0.06)  $  0.30    $ (0.05)
Diluted earnings (loss)
  per share                     $  0.10    $  (0.06)  $  0.30    $ (0.05)

6.  Comprehensive income

In accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", the following table presents the company's comprehensive income (loss)(in thousands):

                                 Three months ended      Six months ended
                                July 27,    July 28,   July 27,    July 28,
                                  2001        2000       2001        2000

Net income (loss)               $ 3,040     $(1,881)   $ 8,898     $(1,589)
Other comprehensive income
 (loss):
  Foreign currency translation
    adjustments                     (67)       (236)      (686)       (907)
  Net unrealized gain (loss) on
    forward contracts and
    options                        (700)        647     (1,578)      2,056
Comprehensive income (loss)     $ 2,273     $(1,470)   $ 6,634     $  (440)






                                                                     8

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

The following tables include pertinent financial data by operating segment for the periods ended July 27, 2001 and July 28, 2000 (1).

                               Three months ended July 27, 2001
                                               Inter-           Consoli-
(In thousands)             Core    Specialty  national  Other    dated

Net merchandise sales    $159,851  $ 72,453  $ 30,570  $     -  $262,874
Income before
  income taxes              5,107       983       450   (1,676)    4,864
Identifiable assets       289,616   138,294    57,018        -   484,928
Depreciation and
  amortization              3,871     1,792       571        -     6,234
Capital expenditures        5,882     2,715        62        -     8,659
Interest expense               39        19       192        -       250
Interest income               153        67        69        -       289


                                Three months ended July 28, 2000

                                              Inter-            Consoli-
                          Core    Specialty  national   Other    dated

Net merchandise sales   $150,722  $ 72,019   $ 32,804  $     -  $255,545
Income (loss) before
  income taxes            (2,889)      852       (219)    (730)   (2,986)
Identifiable assets      265,046   128,251     57,018        -   450,315
Depreciation and
  amortization             3,420     1,628        591        -     5,639
Capital expenditures       6,584     3,161        759        -    10,504
Interest expense              25        11        181        -       217
Interest income              313       149         38        -       500











                                                                    9
                        LANDS' END, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               Six months ended July 27, 2001

                                              Inter-            Consoli-
                          Core    Specialty   national  Other    dated

Net merchandise sales   $332,518  $158,773   $ 58,700  $     -  $549,991
Income before
  income taxes            13,675     4,654       (753)  (3,339)   14,237
Identifiable assets      289,616   138,294     57,018        -   484,928
Depreciation and
  amortization             7,658     3,657      1,154        -    12,469
Capital expenditures      12,083     5,769        168        -    18,020
Interest expense              60        29        394        -       483
Interest income         $    428  $    204   $    293  $     -  $    925



                               Six months ended July 28, 2000
                                               Inter-            Consoli-
                           Core    Specialty  national   Other    dated

Net merchandise sales    $311,320  $151,046   $ 59,224  $     -  $521,590
Income (loss) before
  Income taxes               (689)    2,830     (2,077)  (2,586)   (2,522)
Identifiable assets       265,046   128,251     57,018        -   450,315
Depreciation and
  amortization              7,038     3,406      1,185        -    11,629
Capital expenditures        9,884     4,783        879        -    15,546
Interest expense               51        24        272        -       347
Interest income          $    788  $    382   $     49  $     -  $  1,219


(1)	Fiscal 2001 has been restated to conform to fiscal 2002
presentation.




                                                                      10
Item 2.
                           Management's Discussion
                                 and Analysis
Results of Operations

             Three Months Ended July 27, 2001, compared with
                    Three Months Ended July 28, 2000

Total revenue for the second quarter just ended was $285.8 million, up 3.7 percent from $275.6 million in the prior year's quarter. Merchandise sales in the core business segment, represented by the primary monthly, prospecting and tailored clothing catalogs, were up 6 percent, led by strength in our coed and women's divisions. In the specialty business segment, Kids and Coming Home showed sales growth in the mid single digits, while Corporate Sales showed a single digit decline, primarily due to the continued slowdown in national business spending. In their local currencies, the U.K. and Germany had increased sales compared to last year's second quarter, while Japan's sales were down, primarily due to their lower level of liquidation sales this year compared with last year. However, when measured in U.S. dollars, the international business segment was down about 7 percent, primarily due to the effect of the strong dollar against weaker foreign currencies.

During the first four weeks of the current quarter, total revenue is up
1 percent, compared with the similar period a year ago. Full-price sales increased 8 percent, and lower margin liquidation sales declined 22 percent.
As stated in our Business Outlook, in the current third quarter we anticipate $15 million fewer liquidation sales as a result of the improved quality of our inventory position. This lower level of liquidation sales will have a positive effect on gross profit margin during this time period.

Gross profit for the quarter just ended was $124.9 million, or 43.7 percent of total revenue, compared with $121.3 million, or 44.0 percent of total revenue, in the same quarter last year. During the quarter, we had higher initial merchandise margins, primarily associated with sourcing improvements. However, this improvement was more than offset by a 90 basis point reduction in gross margin due to the current second quarter's LIFO charge of $750,000, versus last year's second quarter LIFO credit of $1.5 million.

Liquidation of excess inventory was about 8 percent of net merchandise sales during this year's second quarter, about flat with last year. Inventory at the end of the quarter was $232 million, up 12 percent from $207 million in the prior year. This reflects the planned earlier receipt of fall merchandise this year relative to last year. Inventory is currently in line with planned levels, and the quality of inventory is improved from the prior year. Our first-time fulfillment rate for the quarter just ended was about 88 percent, the same as last year's second quarter and consistent with our annual goal.






                                                                    11

For the second quarter just ended, selling, general and administrative expenses were $119.7 million, or 41.9 percent of total revenue, compared with $124.0 million, or 45.0 percent, in the similar period last year. The improvement in the SG&A ratio was due to a significant reduction in national TV advertising expenses, partially offset by an increase in magazine advertising, bringing our overall advertising spending more in line with recent historical levels. Additionally, stronger customer response resulted in increased productivity per catalog page, resulting in relatively lower catalog costs. These improvements were partially offset by higher bonus and profit-sharing expense, due to improved profitability.

Net income for the quarter just ended was $3.0 million, and diluted earnings per share were $0.10, compared with a net loss of $1.9 million, or a diluted loss per share of $0.06, in the prior year.

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

The core segment's net merchandise sales were $159.9 million, representing
60.8 percent of the company's net merchandise sales and an increase of $9.1 million from the prior year. The coed and women's divisions accounted for the strong growth in the core segment. The core segment's pretax income increased $8.0 million from the prior year.

The specialty segment's net merchandise sales were $72.5 million, which was
27.6 percent of the company's net merchandise sales and $0.4 million above the prior year. This sales increase was from our Kids' and Coming Home divisions, offset by Corporate Sales decline. The specialty segment's pretax income increased $0.1 million from the prior year.

The international segment's net merchandise sales were $30.6 million, which was 11.6 percent of total net merchandise sales and $2.2 million below the prior year. The decrease was primarily due to the effect of the strong dollar against the weaker foreign currencies. In their local currencies, the U.K. and Germany had increased sales compared to the prior year. The international segment's pretax income increased $0.7 million from the prior year.

Segment net merchandise sales (1)
(Amounts in thousands)

Net Merchandise Sales
                      Three months ended         Three months ended
                        July 27, 2001               July 28, 2000
                    Amount   % of Net Sales    Amount   % of Net Sales

Core               $159,851       60.8%       $150,722       59.0%
Specialty            72,453       27.6%         72,019       28.2%
International        30,570       11.6%         32,804       12.8%
  Total net sales  $262,874      100.0%       $255,545      100.0%

(1)  Shipping and handling revenue is excluded.
                                                                      12
Income (loss) before income taxes (2)
(Amounts in thousands)
                         Three months ended      Three months ended
                            July 27, 2001           July 28, 2000
                        Amount   % of Revenue    Amount   % of Revenue

Core                   $ 5,107        1.8%      $(2,889)      (1.0%)
Specialty                  983        0.3%          852        0.3%
International              450        0.2%         (219)      (0.1%)
Other                   (1,676)      (0.6%)        (730)      (0.3%)
  Income (loss) before
    income taxes       $ 4,864        1.7%      $(2,986)      (1.1%)

(2)	Percentages are based on total revenue.

         Consolidated results for the six months ended July 27, 2001, compared with six months ended July 28, 2000

Total revenue for the six months ended was $596.9 million, up 6.3 percent from $561.5 million during the first half of last year. Growth of merchandise sales in the core business segment was led by strength in the coed and women's divisions. In the specialty segment, the Kids division showed the strongest growth; Coming Home was relatively flat and Corporate Sales had a decline in the low-single digits, reflecting a slowdown in national business spending. The U.K. and Germany had double-digit sales increases when measured in their local currencies, while Japan showed a single digit decrease. When measured in U.S. dollars, the international business segment was down slightly compared to the first half of last year, mainly due to the effect of the strong dollar against the weaker foreign currencies.

Gross profit for the first six months of fiscal 2002 was $256.8 million, or 43.0 percent of total revenue, compared with $241.0 million, or 42.9 percent of total revenue in the prior year. Merchandise gross profit margin rose due to higher initial margins from improved sourcing. Liquidation of excess inventory was about 10 percent of net merchandise sales for the first six months of both years.

For the first six months of fiscal 2002, selling, general and administrative expenses were $241.1 million, down 0.6 percent from $242.4 million in the prior year. As a percentage of total revenue, SG&A was 40.4 percent, compared with 43.2 percent in the prior year. The improvement in the SG&A ratio was due to a significant reduction in national advertising expenses, bringing overall advertising expenses more in line with historical levels of spending. In addition, higher sales productivity per page resulted in relatively lower catalog costs. These improvements were partially offset by higher bonus and profit sharing expense, due to improved profitability.

Net income for the six months just ended was $8.9 million, and diluted earnings per share were $0.30, compared with a net loss of $1.6 million, or a loss of $0.05 per share, for the same period last year.


                                                                       13
Segment results

The core segment's net merchandise sales were $332.5 million, representing
60.5 percent of the company's net merchandise sales and an increase of $21.2 million from the prior year. Although all divisions in the core segment had increased sales, the coed and women's divisions accounted for the strongest growth. The core segment's pretax income increased $14.4 million from the prior year.

The specialty segment's net merchandise sales were $158.8 million, which was 28.9 percent of the company's net merchandise sales and $7.7 million above the prior year. This sales increase was principally from our Kids' division. The specialty segment's pretax income increased $1.8 million from the prior year.

The international segment's net merchandise sales were $58.7 million, which was 10.6 percent of total net merchandise sales and $0.5 million below the prior year. The decrease was primarily in Japan, due to their lower level of liquidation sales this year compared with last year. The international segment's pretax income improved by $1.3 million from the prior year.

Segment net merchandise sales (1)
(Amounts in thousands)

Net Merchandise Sales
                         Six months ended           Six months ended
                           July 27, 2001              July 28, 2000
                      Amount   % of Net Sales    Amount   % of Net Sales

Core                  $332,518       60.5%       $311,320       59.7%
Specialty              158,773       28.9%        151,046       28.9%
International           58,700       10.6%         59,224       11.4%
  Total net sales     $549,991      100.0%       $521,590      100.0%

(1)  Shipping and handling revenue is excluded.

Income (loss) before income taxes (2)
(Amounts in thousands)

                            July 27, 2001            July 28, 2000
                        Amount   % of Revenue    Amount   % of Revenue

Core                   $13,675        2.3%      $  (689)      (0.1%)
Specialty                4,654        0.8%        2,830        0.5%
International             (753)      (0.1%)      (2,077)      (0.4%)
Other                   (3,339)      (0.6%)      (2,586)      (0.5%)
  Income (loss) before
    income taxes       $14,237        2.4%      $(2,522)      (0.5%)

(2)  Percentages are based on total revenue.




                                                                   14


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

At July 27, 2001, the company had unsecured domestic credit facilities totaling $200 million, of which nearly $4.0 million had been used, along with a reduction of about $41 million for outstanding letters of credit. The company also maintains foreign credit lines for use in foreign operations totaling the equivalent of approximately $43 million as of July 27, 2001, of which about $16 million was outstanding.

Since fiscal 1990, the company's board of directors has authorized the company from time to time to purchase a total of 14.7 million shares of treasury stock. As of August 29, 2001, 12.7 million shares have been purchased, and there is a balance of 2.0 million shares available to the company.

Capital investment

Capital expenditures for fiscal 2002 are currently planned to be about $45 million, of which about $18 million had been expended through July 27, 2001. Major projects to date are related primarily to investing in our information technology and in building our new Stevens Point, Wisconsin facility. The company believes that its cash flow from operations and borrowings under its current credit facilities will provide adequate resources to meet its capital requirements and operational needs for the foreseeable future.

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



                                                                      15
In recent challenges, various states have sought to require companies to begin collection of use taxes and/or pay taxes from previous sales. The company has not received assessments from any state. The amount of potential assessments, if any, can not be reasonably estimated.

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

Because of our performance improvement for the first half, we are more confident that we can achieve the overall results stated in our guidance. With respect to our internal management plans, we expect to exceed last year's second half financial performance.

Last year's third quarter saw the benefit of an early, cold fall/winter season and higher liquidation sales. In the third quarter of the current year, we anticipate about $15 million fewer liquidation sales as a result of the quality of our inventory position. In addition, compared with the prior year, we plan to somewhat reduce page circulation in the third quarter and somewhat increase it in the fourth quarter, resulting in flat circulation for the second half overall. Our sales and profit levels for the year are dependent on customer response and buying levels during our all-important November and December holiday season. Additionally, our optimism is somewhat guarded due to the continuing uncertainty in the U.S. economy, especially in the retail environment, and we have seen the direct effects of this in our Corporate Sales business-to-business division. In light of these facts, we are tightly managing our expenses while focusing on our best sales opportunities.

Statement regarding forward-looking information

Statements in this report that are not historical, including, without limitation, statements regarding our plans, expectations,

                                                                      16
assumptions, and estimations for fiscal 2002, gross profit margin, and earnings, as well as anticipated sales trends and future development of our business strategy, are considered forward-looking. As such, these statements are subject to a number of risks and uncertainties. Future results may be materially different from those expressed or implied by these statements due to a number of factors. Currently, we believe that the principal factors that create uncertainty about our future results are the following: customer response to our merchandise offerings, circulation changes and other initiatives; the mix of our sales between full price and liquidation merchandise; overall consumer confidence and general economic conditions, both domestic and foreign; effects of weather on customer purchasing behavior; effects of shifting patterns of e-commerce versus catalog purchases; costs associated with printing and mailing catalogs and fulfilling orders; dependence on consumer seasonal buying patterns; fluctuations in foreign currency exchange rates; and changes that may have different effects on the various sectors in which we operate (e.g., rather than individual consumers, the Corporate Sales Division, included in the specialty segment, sells to numerous corporations, and certain of these sales are for their corporate promotional activities). Our future results could, of course, be affected by other factors as well. More information about these risks and uncertainties may be found in the company's 10-K filings with the S.E.C.

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

As of July 27, 2001, the company had outstanding foreign currency forward contracts totaling about $42 million and options totaling nearly $24 million, compared in the prior year of nearly $43 million for foreign currency forward contracts and no option contracts outstanding.

The company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of its short-term borrowing and investment activities at variable interest rates. As of July 27, 2001, the company had no outstanding financial instruments related to its debt or investments.



                                                                     17
PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         There are no material legal proceedings presently pending, except for routine litigation incidental to the business, to which Lands' End, Inc., is a party or of which any of its property is the subject.

Items 2 and 3 are not applicable and have been omitted.

Item 4.  Submission of Matters to a Vote of Security Holders
         There were no matters submitted to a vote of security holders for the quarter ended July 27, 2001, other than those disclosed in the Form 10-Q for the quarter ended April 27, 2001, reporting the results of the company's annual meeting.

Item 5 is not applicable and has been omitted

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              There were no exhibits filed as part of this report.

         (b)  Reports on Form 8-K

              The following reports were filed on Form 8-K during the three-month period ended July 27, 2001:

              Form 8-K was filed on May 15, 2001, announcing Cheryl A. Francis was elected to the company's board of directors.

              Form 8K was filed on May 16, 2001, announcing the company's first quarter results as of April 27, 2001.

              Form 8-K was filed on May 17, 2001, of excerpted slides from the company's meeting with members of the financial community in New York, New York on Thursday, May 17, 2001.







                                                                      18



SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and chief financial officer.









                                             LANDS' END, INC.



Date:  August 29, 2001                  By /s/ DONALD R. HUGHES
                                               Donald R. Hughes
                                               Senior Vice President,
                                               and Chief Financial Officer


































                                                                       19