Form 10-Q
period 2001-10-26
LANDS END INC
filed 2001-11-29
CIK 799288

===========================================================================
                                  UNITED STATES
                     	SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                 _______________

                                    FORM 10-Q

(Mark one)
    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the Quarter Ended October 26, 2001
                            OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.

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

          Yes   X                             No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 29, 2001:

Common stock, $.01 par value 29,761,422 shares outstanding











                       LANDS' END, INC. & SUBSIDIARIES
                             INDEX TO FORM 10-Q


                                                                    Page
PART I.  FINANCIAL INFORMATION                                     Number

   Item 1.  Financial Statements

            Consolidated Statements of Operations for the
               Three Months Ended October 26, 2001 and
               October 27, 2000..................................     3

            Consolidated Statements of Operations for the
               Nine Months Ended October 26, 2001 and
               and October 27, 2000.............................     4


            Consolidated Balance Sheets at October 26, 2001
               and January 26, 2001..............................    5

            Consolidated Statements of Cash Flows for the
               Nine Months Ended October 26, 2001 and
               October 27, 2000...................................    6

            Notes to Consolidated Financial Statements............   7-10

   Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations.........................................  11-17

   Item 3.  Quantitative and Qualitative Disclosures About
		   Market Risk........................................    17

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings.....................................    18

   Item 4.  Submission of Matters to a Vote of
               Security Holders...................................    18

   Item 6.  Exhibits and Reports on Form 8-K......................    18

   Signature......................................................    19







                                                                      2

                       PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       LANDS' END, INC. & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)

                                            Three months ended
                                            Oct. 26,   Oct. 27,
                                              2001       2000
                                               (Unaudited)

Revenue
  Net merchandise sales                     $348,357    $336,391
  Shipping and handling revenue               27,758      25,870
Total revenue                                376,115     362,261

Cost of sales
  Cost of merchandise sales                  185,247     190,663
  Shipping and handling costs                 25,952      26,389
Total cost of sales                          211,199     217,052

Gross profit                                 164,916     145,209

  Selling, general and
    administrative expenses                  144,050     135,713

Income from operations                        20,866       9,496

  Other income (expense):
    Interest expense                            (658)       (801)
    Interest income                               59         235
    Other                                       (843)     (1,878)
Total other expense, net                      (1,442)     (2,444)

Income before income taxes                    19,424       7,052
  Income tax provision                         7,284       2,609

Net income                                  $ 12,140    $  4,443

Basic earnings per share                    $   0.41    $   0.15

Diluted earnings per share                  $   0.41    $   0.15

Basic weighted average shares
  outstanding                                 29,335      30,290
Diluted weighted average shares
  outstanding                                 29,782      30,491

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.



                                                                       3

                      LANDS' END, INC. & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)


                                                Nine months ended
                                               Oct. 26,    Oct. 27,
                                                 2001        2000
                                                    (unaudited)

Revenue
  Net merchandise sales                        $898,348    $857,981
  Shipping and handling revenue                  74,708      65,745
Total revenue                                   973,056     923,726

Cost of sales
  Cost of merchandise sales                     477,549     468,483
  Shipping and handling costs                    73,790      68,998
Total cost of sales                             551,339     537,481

Gross profit                                    421,717     386,245

  Selling, general and
    administrative expenses                     385,142     378,156

Income from operations                           36,575       8,089

  Other income (expense):
    Interest expense                             (1,141)     (1,148)
    Interest income                                 984       1,454
    Other                                        (2,757)     (3,865)

Total other expense, net                         (2,914)     (3,559)


Income before income taxes                       33,661       4,530
  Income tax provision                           12,623       1,676

Net income                                     $ 21,038    $  2,854

Basic earnings per share                       $   0.72    $   0.09

Diluted earnings per share                     $   0.71    $   0.09

Basic weighted average shares outstanding        29,376      30,261

Diluted weighted average shares outstanding      29,798      30,681

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.





                                                                      4

                       LANDS' END, INC. & SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                           Oct. 26,     January 26,
                                             2001           2001
                                          (unaudited)
Assets
Current assets:
  Cash and cash equivalents                $ 12,339      $ 75,351
  Receivables, net                           18,390        19,808
  Inventory                                 294,344       188,211
  Prepaid advertising                        34,266        17,627
  Other prepaid expenses                     10,755         9,715
  Deferred income tax benefits               11,628        10,973
Total current assets                        381,722       321,685

Property, plant and equipment, at cost:
  Land and buildings                        116,949       104,815
  Fixtures and equipment                    106,554       103,866
  Computer hardware and software            116,744        99,979
  Leasehold improvements                      4,675         4,630
  Construction in progress                        -         4,289
Total property, plant and equipment         344,922       317,579
  Less-accumulated depreciation
    and amortization                        150,517       132,286
Property, plant and equipment, net          194,405       185,293
Intangibles, net                                654           651
Total assets                               $576,781      $507,629

Liabilities and shareholders' investment
Current liabilities:
  Lines of credit                          $ 53,885      $ 16,940
  Accounts payable                          108,386        96,168
  Reserve for returns                        10,472         9,061
  Accrued liabilities                        51,763        41,135
  Accrued profit sharing                      3,508         2,357
  Income taxes payable                        9,025        13,213
Total current liabilities                   237,039       178,874

Deferred income taxes                        12,304        14,567

Shareholders' investment:
  Common stock, 40,221 shares issued            402           402
  Donated capital                             8,400         8,400
  Additional paid-in capital                 33,060        31,908
  Deferred compensation                         (69)         (121)
  Accumulated other comprehensive income      3,417         5,974
  Retained earnings                         510,125       489,087
  Treasury stock, 11,091 and 10,945
    shares at cost, respectively           (227,897)     (221,462)
Total shareholders' investment              327,438       314,188
Total liabilities and shareholders'
  investment                               $576,781      $507,629

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.
                                                                      5


                     LANDS' END, INC. & SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)


                                                      Nine Months Ended
                                                     Oct. 26,    Oct. 27,
                                                       2001        2000
                                                          (unaudited)
Cash flows from (used for) operating activities:
  Net income                                         $ 21,038   $  2,854
     Adjustments to reconcile net income to
     net cash flows from operating activities:
       Depreciation and amortization                   19,578     17,220
       Deferred compensation expense                       52         89
       Loss on disposal of fixed assets                   364         40
       Deferred income taxes                           (2,918)         -
       Tax benefit of stock options                     1,152      1,832
       Changes in current assets and liabilities:
         Receivables, net                               1,418     (4,239)
         Inventory                                   (106,133)   (98,310)
         Prepaid advertising                          (16,639)   (26,014)
         Other prepaid expenses                        (1,040)    (2,953)
         Accounts payable                              12,218     35,430
         Reserve for returns                            1,411        652
         Accrued liabilities                           12,536     (2,611)
         Accrued profit sharing                         1,151     (2,576)
         Income taxes payable                          (4,188)    (9,119)
       Other                                           (2,557)     1,013
Net cash flows used for operating activities          (62,557)   (86,692)

Cash flows used for investing activities:
  Cash paid for capital additions                     (30,965)   (30,185)
Net cash flows used for investing activities          (30,965)   (30,185)

Cash flows from (used for) financing activities:
  Proceeds from short-term debt                        36,945     58,515
  Purchases of treasury stock                         (12,388)    (2,249)
  Issuance of treasury stock                            5,953      4,229
Net cash flows from financing activities               30,510     60,495

Net decrease in cash and cash equivalents             (63,012)   (56,382)
Beginning cash and cash equivalents                    75,351     76,413

Ending cash and cash equivalents                     $ 12,339   $ 20,031

Supplemental cash flow disclosures:
  Interest paid                                      $    852   $    954
  Income taxes paid                                    21,167      8,841

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

3.  Foreign currency translations and transactions

Financial statements of the foreign subsidiaries and foreign-denominated assets are translated into U.S. dollars in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 52. Translation adjustments of the financial statements of the foreign subsidiaries are recorded in accumulated other comprehensive income, which is a component of shareholders' investment. Gains and losses resulting from the translation of foreign-denominated assets and foreign currency transactions are recorded as other income and expense on the consolidated statements of operations. For the quarter ended October 26, 2001 and October 27, 2000, losses of $0.9 million and $2.1 million were recorded, respectively. For the nine months ended October 26, 2001 and October 27, 2000, there were losses of $1.9 million and $4.1 million, respectively.

4. Derivative instruments and hedging activities

The company has adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which establish accounting and reporting standards for forward contracts, options, other derivative instruments and related hedging activities. Statements
No. 133 and No. 138 require, in part, that the company report all derivative instruments on the consolidated balance sheets as assets or liabilities at their fair value. The treatment of subsequent changes in fair value depends on whether hedge accounting is available. For the third quarter of fiscal 2002, a gain of $0.5 million was recorded in other income on the consolidated statements of operations, compared with a gain of $0.2 million in the third quarter of fiscal 2001. A gain of $0.3 million was realized in the nine months ended October 26, 2001, compared to a loss of $0.4 million for the same time period last year.

                                                                     7
                        LANDS' END, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The company currently has foreign exchange forward contracts and options that mitigate the company's exposure to the variability in future cash flows on forecasted transactions with the company's foreign subsidiaries. To reduce risk, the company enters into foreign currency forward contracts and put options with a maximum hedging period of 24 months. The company estimates that net hedging gains of approximately $4.7 million will be reclassified from accumulated other comprehensive income into earnings through lower cost of sales and other income and expense within the 12 months between October 27, 2001 and November 1, 2002.

5.  Earnings per share

The following table discloses the computation of diluted earnings per share and basic earnings per share.

                                Three months ended     Nine months ended
                               Oct. 26,    Oct. 27,   Oct. 26,   Oct. 27,
(In thousands, except per        2001        2000       2001       2000
share data)
Net income                     $ 12,140    $  4,443   $ 21,038   $  2,854
Average shares of common
  stock outstanding              29,335      30,290     29,376     30,261
Incremental shares from assumed
  exercise of stock options         447         201        422        420
Diluted weighted average shares
  of common stock outstanding    29,782      30,491     29,798     30,681

Basic earnings per share       $   0.41    $   0.15   $   0.72   $   0.09
Diluted earnings per share     $   0.41    $   0.15   $   0.71   $   0.09

6.  Comprehensive income

In accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," the following table presents the company's comprehensive income (in thousands):

                                 Three months ended     Nine months ended
                                Oct. 26,    Oct. 27,   Oct. 26,    Oct. 27,
                                  2001        2000       2001        2000

Net income                      $12,140     $ 4,443    $21,038     $ 2,854
Other comprehensive income:
  Foreign currency translation
    adjustments                      75        (467)      (611)     (1,374)
  Net unrealized gain (loss) on
    forward contracts and
    options                        (369)        331     (1,947)      2,387
Comprehensive income            $11,846     $ 4,307    $18,480     $ 3,867







                                                                     8

                        LANDS' END, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  New accounting pronouncements

On June 30, 2001 the Financial Accounting Standards Board ("FASB") finalized SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to use the purchase method of accounting. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The company does not anticipate any significant impact from adoption of SFAS Nos. 141 and 142. Additionally, SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," have been issued by the FASB. The company does not anticipate any significant impact from their adoption.

8.  Segment disclosure

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

The following tables include pertinent financial data by operating segment for the periods ended October 26, 2001 and October 27, 2000 (1).

                               Three months ended October 26, 2001

                                               Inter-           Consoli-
(In thousands)             Core    Specialty  national  Other    dated

Net merchandise sales    $187,880  $128,548  $ 31,929  $      -  $348,357
Income (loss) before
  income taxes             10,126    11,484       708    (2,894)   19,424
Identifiable assets       334,298   184,567    57,916         -   576,781
Depreciation and
  amortization              3,848     2,696       565         -     7,109
Capital expenditures        7,568     5,081       296         -    12,945
Interest expense              316       178       164         -       658
Interest income                 6        35        18         -        59









                                                                      9
                        LANDS' END, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              Three months ended October 27, 2000

                                              Inter-            Consoli-
                          Core    Specialty  national   Other    dated

Net merchandise sales   $184,977  $123,286   $ 28,128  $     -  $336,391
Income (loss) before
  income taxes               200     9,650       (671)  (2,127)    7,052
Identifiable assets      303,521   167,404     71,909        -   542,834
Depreciation and
  amortization             2,918     2,085        588        -     5,591
Capital expenditures       8,756     5,497        386        -    14,639
Interest expense             414       233        154        -       801
Interest income               78        96         61        -       235

                               Nine months ended October 26, 2001

                                              Inter-            Consoli-
                           Core    Specialty  national  Other    dated

Net merchandise sales    $520,398   $287,321  $90,629  $     -  $898,348
Income (loss) before
  income taxes             23,801     16,138      (45)  (6,233)   33,661
Identifiable assets       334,298    184,567   57,916        -   576,781
Depreciation and
  amortization             11,506      6,353    1,719        -    19,578
Capital expenditures       19,651     10,850      464        -    30,965
Interest expense              376        207      558        -     1,141
Interest income          $    434  $     239  $   311   $    -  $    984

                               Nine months ended October 27, 2000

                                               Inter-            Consoli-
                           Core    Specialty  national   Other    dated

Net merchandise sales    $496,297  $274,332   $ 87,352  $     -  $857,981
Income (loss) before
  income taxes               (489)   12,480     (2,748)  (4,713)    4,530
Identifiable assets       303,521   167,404     71,909        -   542,834
Depreciation and
  amortization              9,956     5,491      1,773        -    17,220
Capital expenditures       18,640    10,280      1,265        -    30,185
Interest expense              465       257        426        -     1,148
Interest income          $    866  $    478   $    110  $     -  $  1,454

(1)  Fiscal 2001 has been restated to conform to fiscal 2002 presentation.










                                                                      10
Item 2.
                           Management's Discussion
                                 and Analysis
Results of Operations

             Three Months Ended October 26, 2001, compared with
                    Three Months Ended October 27, 2000

Total revenue for the third quarter just ended was $376.1 million, up 3.8 percent from $362.3 million in the prior year's quarter. For the third quarter, sales of full-price merchandise to the U.S. consumer rose 16 percent, while as previously announced, liquidation sales declined about $15 million. In the core business segment, women's and coed showed significant growth. In the specialty segment, Kids had strong double-digit sales increases, while Corporate Sales, the non-consumer division that is part of the specialty segment, showed a double-digit decline, mainly due to the continued slowdown in national business spending. In local currencies, the U.K. and Germany had double-digit growth compared with the prior year, while Japan's sales were slightly down. When measured in U.S. dollars, the international business segment was up by about 14 percent.

During the first four weeks of the current quarter, total revenue was up approximately 3 percent, compared with the similar period a year ago. While our fourth quarter results are highly dependent on the next few weeks, we believe we have a good opportunity to exceed last year's strong fourth quarter sales and earnings.

Gross profit in the quarter just ended was $164.9 million, or 43.8 percent of total revenue, compared with $145.2 million, or 40.1 percent of total revenue, in the similar quarter last year. The strong improvement in gross profit margin was attributable to the $15.4 million reduction in liquidation sales and continued improvements in vendor sourcing.

As expected, liquidations of excess inventory were 12 percent of net merchandise sales in the quarter just ended, compared with 17 percent in the prior year. Third quarter ending inventory was $294 million, up 13 percent from $261 million a year ago, reflecting the planned earlier receipts of fall merchandise and greater investment in key styles. Inventory is in excellent condition, significantly improved from the prior year. We shipped about 92 percent of items at the time of order placement during the quarter just ended, consistent with our high standards of customer service and an improvement over last year's 90 percent first time fulfillment rate.

For the third quarter this year, selling, general and administrative expenses totaled $144.1 million, compared with $135.7 million last year.
As a percentage of total revenue, SG&A was 38.3 percent, compared with 37.5 percent in the similar period last year. The change in the SG&A ratio resulted from higher employee incentives and profit sharing expense, as well as higher depreciation and opening costs for our Stevens Point complex. When measured as a percent of total revenue, these were mostly offset by reductions in catalog circulation cost, national advertising and all other operating expenses.

Net income for the quarter was $12.1 million, compared with $4.4 million earned in the same quarter last year. Diluted earnings per share were $0.41, compared with $0.15 in the prior year, representing a new third quarter company record.

             									  11
Segment results

The company has three business segments consisting of Core (regular monthly and prospecting catalogs, Lands' End Women, formerly First Person, and Lands' End Men), Specialty (Kids, Corporate Sales and Coming Home catalogs) and International (foreign-based operations in Japan, United Kingdom and Germany). "Other" includes currency gains and losses, corporate expenses, intercompany eliminations, and other income and deduction items that are not allocated to segments. (See Note 8.)

The core segment's net merchandise sales were $187.9 million, representing
53.9 percent of the company's net merchandise sales and an increase of $2.9 million from the prior year. The coed and women's divisions accounted for the growth in the core segment. The core segment's pretax income increased $9.9 million from the prior year.

The specialty segment's net merchandise sales were $128.5 million, which was 36.9 percent of the company's net merchandise sales and $5.3 million above the prior year. This increase resulted from double-digit sales growth from Kids, partially offset by Corporate Sales decline. The specialty segment's pretax income increased $1.8 million from the prior year.

The international segment's net merchandise sales were $31.9 million, which was 9.2 percent of total net merchandise sales and $3.8 million above the prior year. The increase was driven by double-digit sales growth in the United Kingdom and Germany. In their local currencies, the U.K. and Germany had increased sales compared to the prior year. The international segment's pretax income increased $1.4 million from the prior year.

Segment net merchandise sales (1)
(Amounts in thousands)

Net Merchandise Sales
                      Three months ended         Three months ended
                       October 26, 2001           October 27, 2000
                    Amount   % of Net Sales    Amount   % of Net Sales

Core               $187,880       53.9%       $184,977       55.0%
Specialty           128,548       36.9%        123,286       36.7%
International        31,929        9.2%         28,128        8.3%
  Total net sales  $348,357      100.0%       $336,391      100.0%

(1)	Shipping and handling revenue is excluded.















                                                                12
Income (loss) before income taxes (2)
(Amounts in thousands)
                         Three months ended      Three months ended
                          October 26, 2001        October 27, 2000
                        Amount   % of Revenue    Amount   % of Revenue

Core                   $10,126        2.7%      $   200        0.1%
Specialty               11,484        3.1%        9,650        2.7%
International              708        0.2%         (671)      (0.2%)
Other                   (2,894)      (0.8%)      (2,127)      (0.6%)
  Income before income
    taxes              $19,424        5.2%      $ 7,052        2.0%

(2) Percentages are based on total revenue.


     Consolidated results for the nine months ended October 26, 2001, compared with nine months ended October 27, 2000

Total revenue for the nine months ended October 26 was $973.1 million, up
5.3 percent from $923.7 million during the same period last year. Growth of merchandise sales in the core business segment was led by strength in the coed and women's divisions. In the specialty segment, the Kids division showed the strongest growth; Coming Home was relatively flat and Corporate Sales had a decline in the high-single digits, reflecting a slowdown in national business spending. The U.K. and Germany had double-digit sales increases when measured in their local currencies, while Japan showed a single digit decrease. When measured in U.S. dollars, the international business segment had a low-single digit increase.

Gross profit for the first nine months of fiscal 2002 was $421.7 million, or 43.3 percent of total revenue, compared with $386.2 million, or 41.8 percent of total revenue in the prior year. Merchandise gross profit margin rose due to higher initial margins from improved sourcing and a reduction in liquidation sales. Liquidation of excess inventory was about 11 percent of net merchandise sales for the first nine months of this year, compared to 13 percent in the prior year.

For the first nine months of fiscal 2002, selling, general and administrative expenses were $385.1 million, up 1.9 percent from $378.2 million in the prior year. As a percentage of total revenue, SG&A was 39.6 percent, compared with 40.9 percent in the prior year. The improvement in the SG&A ratio was mainly due to lower national advertising and relatively lower catalog circulation cost. This was offset by higher employee incentives and profit sharing expense, due to improved profitability.

Net income for the nine months just ended was $21.0 million, and diluted earnings per share were $0.71, compared with a net income of $2.9 million, or $0.09 per share, for the same period last year.











                                                                       13
Segment results

The core segment's net merchandise sales were $520.4 million, representing
57.9 percent of the company's net merchandise sales, an increase of $24.1 million from the prior year. The coed and women's divisions accounted for the growth in the core segment. The core segment's pretax income increased $24.3 million from the prior year.

The specialty segment's net merchandise sales were $287.3 million, which was 32.0 percent of the company's net merchandise sales and $13.0 million above the prior year. This sales increase was principally from our Kids' division, offset by Corporate Sales. The specialty segment's pretax income increased $3.7 million from the prior year.

The international segment's net merchandise sales were $90.6 million, which was 10.1 percent of total net merchandise sales and $3.3 million above the prior year. The sales increase was from the United Kingdom and Germany. The international segment's pretax income improved by $2.7 million from the prior year.

Segment net merchandise sales (1)
(Amounts in thousands)

Net Merchandise Sales
                         Nine months ended          Nine months ended
                          October 26, 2001           October 27, 2000
                      Amount   % of Net Sales    Amount   % of Net Sales

Core                  $520,398       57.9%       $496,297       57.8%
Specialty              287,321       32.0%        274,332       32.0%
International           90,629       10.1%         87,352       10.2%
  Total net sales     $898,348      100.0%       $857,981      100.0%

(1)  Shipping and handling revenue is excluded.

Income (loss) before income taxes (2)
(Amounts in thousands)

                          October 26, 2001         October 27, 2000
                        Amount   % of Revenue    Amount   % of Revenue

Core                   $ 23,801       2.5%      $   (489)     (0.1%)
Specialty                16,138       1.7%        12,480       1.4%
International               (45)        -         (2,748)     (0.3%)
Other                    (6,233)     (0.6%)       (4,713)     (0.5%)
  Income before income
    taxes              $ 33,661       3.6%      $  4,530       0.5%

(2)  Percentages are based on total revenue.









                                                                   14
Seasonality of business

The company's business is highly seasonal. Historically, a disproportionate amount of the company's revenue and a majority of its profits have been realized during the fourth quarter. If the company's sales were materially different from seasonal norms during the fourth quarter, the company's annual operating results could be materially affected. In addition, as the company continues to refine its marketing efforts by experimenting with the type and timing of its catalog mailings, quarterly results may fluctuate. Accordingly, results for the individual quarters are not necessarily indicative of the results to be expected for the entire year.

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

At October 26, 2001, the company had unsecured domestic credit facilities totaling $200 million, of which nearly $35 million had been used, along with a reduction of about $31 million for outstanding letters of credit.

On November 5, 2001, the company entered into a 3-year $200 million senior unsecured revolving credit agreement ("Credit facility") with a syndicate of banks to provide funding for working capital for operations and general corporate purposes. This agreement replaces the company's $200 million, 364-day unsecured credit agreement. The Credit facility will mature on November 4, 2004, with a provision for a one-year extension, subject to lender approval. Additionally, the company may request that the lenders increase the total commitment to an amount not to exceed $250 million. Indebtedness under the Credit facility bears interest calculated, at the company's option, at either defined base rate, LIBOR plus a margin based on the company's fixed charge coverage ratio or competitive bid rates. Under the Credit facility, the company is required to pay a facility fee based on the total commitment and to maintain certain financial ratios, including fixed charge coverage and total indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA).

The company also maintains foreign credit lines for use of foreign operations totaling the equivalent of approximately $43 million as of October 26, 2001, of which about $19 million was outstanding.

Since fiscal 1990, the company's board of directors has authorized the company from time to time to purchase a total of 14.7 million shares of treasury stock. As of November 29, 2001, 13.1 million shares have been purchased, and there is a balance of 1.6 million shares available to the company.







                                                                      15

Capital investment

Capital expenditures for fiscal 2002 are currently planned to be between $42 million and $45 million, of which about $31 million had been expended through October 26, 2001. Major projects to date are investments in our information technology and the construction of our new Stevens Point, Wisconsin facility. The company believes that its cash flow from operations and borrowings under its current credit facilities will provide adequate resources to meet its capital requirements and operational needs for the foreseeable future.

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

In October 1998, The Internet Tax Freedom Act was signed into law. Among the provisions of this Act was a three-year moratorium on multiple and discriminatory taxes on electronic commerce. An Advisory Commission was appointed to study electronic commerce tax issues and submitted its final report to Congress on April 3, 2000. Among other recommendations, the majority of the Advisory Commission favored the extension of the moratorium and greater uniformity and simplification of the state sales and use tax systems. The moratorium has since been extended until November 1, 2003. Also, there have been several other initiatives at the congressional and state levels to implement the Advisory Commission's recommendations to modify current sales and use tax laws and policies. We continue to monitor this activity and its potential effect on the company's collection obligations.

Business Outlook

For fiscal 2002, a 53-week year that will end on February 1, 2002, the company, given its recent experience, has a good opportunity to exceed last year's fourth quarter sales and earnings. Last year's strong fourth quarter sales and earnings present a challenging point of comparison, especially given the current economic environment. We are more cautious about post-Christmas performance and the general softness of consumer spending.



                                                                     16
Statement regarding forward-looking information

Statements in this release that are not historical, including, without limitation, statements regarding our plans, expectations, assumptions, and estimations for fiscal 2002 revenues, gross profit margin, and earnings, as well as anticipated sales trends and future development of our business strategy, are considered forward-looking and speak only as of today's date. As such, these statements are subject to a number of risks and uncertainties. Future results may be materially different from those expressed or implied by these statements due to a number of factors. Currently, we believe that the principal factors that create uncertainty about our future results are the following: customer response to our merchandise offerings, circulation changes and other initiatives; the mix of our sales between full price and liquidation merchandise; overall consumer confidence and general economic conditions, both domestic and foreign; effects of weather on customer purchasing behavior; effects of shifting patterns of e-commerce versus catalog purchases; costs associated with printing and mailing catalogs and fulfilling orders; dependence on consumer seasonal buying patterns; fluctuations in foreign currency exchange rates; and changes that may have different effects on the various sectors in which we operate (e.g., rather than individual consumers, the Corporate Sales Division, included in the specialty segment, sells to numerous corporations, and certain of these sales are for their corporate promotional activities). Our future results could, of course, be affected by other factors as well. More information about these risks and uncertainties may be found in the company's 10-K filings with the S.E.C.

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

As of October 26, 2001, the company had outstanding foreign currency forward contracts totaling about $65 million and options totaling nearly $11 million, compared in the prior year of nearly $59 million for foreign currency forward contracts and no option contracts outstanding.

The company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of its short-term borrowing and investment activities at variable interest rates. As of October 26, 2001, the company had no outstanding financial instruments related to its debt or investments.
                                                                     17
PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         There are no material legal proceedings presently pending, except for routine litigation incidental to the business, to which Lands' End, Inc., is a party or of which any of its property is the subject.

Items 2 and 3 are not applicable and have been omitted.

Item 4.  Submission of Matters to a Vote of Security Holders
         There were no matters submitted to a vote of security holders for the quarter ended October 26, 2001.

Item 5 is not applicable and has been omitted

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              There were no exhibits filed as part of this report.

         (b)  Reports on Form 8-K

              A report on Form 8-K was filed on August 10, 2001, announcing the company's second quarter results.































                                                                      18



SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and chief financial officer.









                                             LANDS' END, INC.



Date:  November 29, 2001                By /s/ DONALD R. HUGHES
                                               Donald R. Hughes
                                               Senior Vice President,
                                               and Chief Financial Officer


































                                                                       19