Form 10-KT
period 2002-02-01
LANDS END INC
filed 2002-04-12
CIK 799288

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ______________________
                                FORM 10-K
      (Mark one)
  _x_     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.  (FEE REQUIRED)
          For the fiscal year ended FEBRUARY 1, 2002
                                           OR
  ___     TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934. (NO FEE REQUIRED) For the transition period from _____ to _____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

As of March 29, 2002, the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was $587,516,204.

The number of shares of Common Stock ($0.01 par value) outstanding as of March 29, 2002, was 30,008,992.

                    DOCUMENTS INCORPORATED BY REFERENCE

              Documents                         Form 10-K Reference

   Notice of 2002 Annual Meeting and             Part III,Items 10,
 Proxy Statement filed April 12, 2002              11, 12 and 13






                      Lands' End, Inc. & Subsidiaries
                                 Index To
                        Annual Report On Form 10-K
                      For Year Ended February 1, 2002

Part I.                                                               Page

   Item 1.   Business .............................................  3-11
             Executive Officers of the Registrant ................. 11-12
   Item 2.   Properties ........................................... 13-14
   Item 3.   Legal Proceedings ....................................    14
   Item 4.   Submission of Matters to a Vote of Security Holders ..    14

Part II

   Item 5.   Market for Registrant's Common Equity and Related
               Shareholder Matters ................................    15
   Item 6.   Selected Consolidated Financial Data .................    16
   Item 7.   Management's Discussion and Analysis of Consolidated
               Financial Condition and Results of Operations ...... 17-26
   Item 8.   Consolidated Financial Statements and Supplementary
               Data ............................................... 27-47
   Item 9.   Changes in and Disagreements With Accountants on .....
             Accounting and Financial Disclosure...................    48

Part III

   Item 10.  Directors and Executive Officers of the Registrant....    49
   Item 11.  Executive Compensation ...............................    49
   Item 12.  Security Ownership of Certain Beneficial Owners and
               Management .........................................    49
   Item 13.  Certain Relationships and Related Transactions .......    49

Part IV

   Item 14.  Exhibits, Consolidated Financial Statement Schedules,
               and Reports on Form 8-K ............................    50
Signatures   ......................................................    51



















                                                                      2
                                  PART I.

Item 1.   Business

Lands' End, Inc., the company, is a leading direct merchant of traditionally styled, casual clothing for men, women and children, accessories, footwear, home products, and soft luggage. The company provides products of high quality at prices representing honest value, enhanced by a commitment to excellence in customer service and an unconditional guarantee. The company offers its products through multiple selling channels consisting of regular mailings of its monthly primary, prospecting and specialty catalogs as well as through the Internet, its international businesses, and its outlet and inlet stores.

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

Ongoing initiatives of this growth strategy include updating the Lands' End classic look by introducing new styles with fresh colors and silhouettes; creating catalogs with a fresher, more contemporary feel, and to make it easy, informative and fun to shop at Lands' End; freshening the Lands' End logo and polishing our branding efforts; and enhancing online shopping at our Web site landsend.com. Specific developments this past year included introducing the Lands' End Custom chinos on our Web site; launching the Lands' End Alumni Collection (university logos); publishing a test issue of an extended-size (18W-26W) apparel catalog for women; entering into the women's intimate market; expanding our selection of baby clothes in our Kids catalog; and laying the groundwork for a line of maternity clothes this coming year.

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







                                                                      3
                   Core, Specialty and International Segments

The company organizes and manages its businesses based on type of catalog, which focuses on specific customer needs and markets served. The company has three operating segments consisting of core, specialty and international. Worldwide, the company mailed approximately 272 million full-price catalogs, including specialty catalogs, abridged issues and international catalogs. Company catalogs are mailed to customers throughout the world, and products are exported to more than 185 countries. Fulfillment for these export sales is handled through the company's Wisconsin facilities in the United States.

                   Core Segment (U.S. Based Operations)

The core business segment consists of adult apparel offered through the company's regular monthly and prospecting catalogs and two catalogs featuring casual and tailored clothing for the workplace - "Lands' End Women" (formerly First Person) and "Lands' End Men." During fiscal 2002, the company mailed 12 issues of its regular monthly (primary) catalog and one fall preview catalog. There was an average of 155 pages per issue from its U.S. based operations.

Each issue of the regular catalog offers certain basic product lines for men and women (including knit shirts, sweaters, dress and sport shirts, casual pants, dresses, skirts, accessories, footwear, and soft luggage) that customers have come to expect. The regular catalog also offers seasonal merchandise, such as swimsuits, outerwear and holiday gifts. In addition to the mailings of the regular catalog, each year Lands' End generally mails two end-of-season (spring/summer and fall/winter) catalogs. The company mails an abridged version of its regular catalog to prospective customers who are identified based on lists of magazine subscribers and customers of other direct marketers and on lists compiled of households meeting certain demographic criteria. In addition, the company markets to prospective new customers through its national advertising campaign. Also, the company mailed four clearance catalogs in fiscal 2002.

The company mails two catalogs featuring casual and tailored clothing, Lands' End Women and Lands' End Men. Lands' End Women was introduced in fiscal 1994, before acquiring its current name in fiscal 2002. Lands' End Women features women's fine casual and tailored clothing and accessories. Lands' End Men was introduced in fiscal 1991, before being renamed to its current title in fiscal 2001. Lands' End Men offers fine casual and tailored clothing and accessories for men. In fiscal 2002, the company mailed five issues of its Lands' End Women catalog and six issues of its Lands' End Men catalog.

                               Specialty Segment

The specialty business segment consists of Kids, Business Outfitters (formerly Corporate Sales), and Home (formerly Coming Home) catalogs. The specialty catalogs have been developed over the years to target specific needs for additional merchandise identified by customers.








                                                                      4

In fiscal 1994, Corporate Sales, the company's business-to-business catalog, was introduced and in fiscal 2001, it was renamed Business Outfitters. Business Outfitters offers quality products to groups, teams and clubs or to companies that use Lands' End's merchandise for corporate premiums or incentive programs. The company's embroidery capabilities allow for the design and monogram of unique logos or emblems for groups. Early in 2000, Business Outfitters launched its Web site. Business Outfitters offers online customer stores for individual companies for their own employees' use. In fiscal 1998 a uniform catalog was introduced that targets the growing trend in many public and private schools. A new facility opened in late summer of 2001 in Stevens Point, Wisconsin, and serves as a satellite center to the Business Outfitters' main operation in Dodgeville, Wisconsin, as well as other functions. The facility consists of a phone center, management offices, embroidery design and production area and warehouse space. In fiscal 2002, the company mailed four issues of its Business Outfitters catalog, and two issues of its school uniform catalog.

Since fiscal 1991, the Kids catalog has offered a collection of comfortable, casual clothing, footwear, diaper bags, back packs, duffel bags, bed and bath products, and accessories for children from newborns to pre-teens. In fiscal 2002, the company mailed eight issues of its Kids catalog.

In fiscal 1991, the Coming Home catalog was introduced and in fiscal 2002 it was renamed Lands' End Home. The Home catalog offers products for the home, including bedding, towels, linens, outdoor and indoor furniture and home decorating accessories. In fiscal 2002, the company mailed seven issues of its Home catalog.

In fiscal 2002, the Lands' End Women 18W to 26W catalog was tested. The catalog offers an assortment of casual and career clothing perfectly proportioned to fit women 18W-26W. The company mailed one issue of this new catalog in fiscal 2002.

               International Segment (Foreign Based Operations)

The international business segment consists of foreign-based operations located in Japan, Germany and the United Kingdom (U.K.). Catalogs mailed in these countries are written in local languages. Since the fall of fiscal 2000, the company added the convenience of Internet shopping with separate Web sites in each of these three languages, and in the fall of fiscal 2001, we added local language Web sites in France, Italy and Ireland. All our foreign-based catalogs and Web sites are denominated in local country currencies. The Euro was successfully introduced in January 2002 for all transactions in Germany, France, Italy and Ireland. The second-largest retail market in the world after the United States is Japan, and the combined retail markets of Japan, Germany and the United Kingdom, exceed the size of the United States market.

In September 1991, the company launched its first United Kingdom catalog, shipping orders from Dodgeville, Wisconsin. In August 1993, the company opened a leased telephone order and distribution center in Oakham, England, which allowed us to fill orders locally and reduce delivery time to U.K. customers. In the summer of 1998, the company built a new phone and distribution center
that serves customers throughout Europe, as well as within the U.K.   During
fiscal 2002, the company mailed nine issues of the catalog, plus two abridged issues to prospective customers in the U.K.


                                                                          5
In fall 1994, the company launched operations in Japan, where the company currently operates a phone and customer service center, a distribution facility and an outlet store. In fiscal 2002, the company redesigned the silhouettes of many of our classic products to provide a better fit for the Japanese body style. The company believes this will continue to enhance the acceptance of our classic American product that we have seen over the years. During fiscal 2002, the company mailed nine issues of the Japanese catalog.

In August 1996, the company launched its first catalog in Germany, a country that has a well-developed catalog market. The company's phone center and customer service functions operate from offices in Mettlach, Germany. Orders are shipped from the U.K. and arrive in customers' homes usually within two business days, providing excellent customer service. The company is now able not only to offer, but also to advertise, our unconditional guarantee to our German customers in exactly the same way the company does for customers throughout the world. During fiscal 2002, the company mailed eight issues of the German catalog.



                                                                          5


                 Financial Information about business segments

See Note 10 to the Consolidated Financial Statements in Item 8 for segment financial data.

The Internet

Lands' End offers its customers a variety of shopping options, including shopping from its catalogs via toll-free telephone, mail, fax and through its Internet Web site, landsend.com. The Internet has allowed the company to attract new customers and better serve existing customers. About 19 percent of our Internet buyers are totally new to Lands' End. The company offers online shopping, and other services to its customers on its user-friendly Web site. According to the National Retail Federation, landsend.com is the largest seller of apparel online. In fiscal 2002, the Internet channel accounted for 21 percent of total revenue.

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

Two features added during fiscal 2001 include My Virtual ModelTM and My Personal ShopperTM. The first feature, My Virtual Model (MVM), allows men and women to create realistic images of their body shape and style and then virtually try on hundreds of apparel items from Lands' End. MVM is an updated version of Your Personal Model. Each shopper is invited to fill out a general or a detailed questionnaire with his/her exact measurements to create a model that is a virtual representation of the shopper's body shape. The shopper can try on clothes and view the items and outfits from all sides, or spin their "virtual selves" 360 degrees. Once a model is created, the shopper can save it and protect it with a password. The shopper also can save outfits for reference by placing them in the virtual closet called "My Outfits" and can e-mail his/her model to a friend or family member.

                                                                         6
My Personal Shopper (MPS), which debuted in November 2000, is a recommendations engine from Lands' End that provides product suggestions based on personal preferences, not simply past purchases. MPS replicates the experience of having an expert personal shopper who can suggest products that best match a shopper's unique preferences, saving time and effort when selecting clothes online. It is quick and easy for customers to create and save a shopping profile that can be used for future visits via password. To use, consumers complete a short questionnaire by noting their preference level for a series of six pairs of outfits and inputting their fabric, color and style aversions.
The information then filters through the more than 90,000 apparel options available at landsend.com and immediately selects those items that best match the shopper's preference.

Internationally, Web sites exist in Japan, Germany and the United Kingdom. During fiscal 2001, we expanded our global Internet presence by launching sites in France, Italy and Ireland.

The newest innovation introduced in fiscal year 2002 is Lands' End CustomTM. Lands' End Custom gives both men and women the ability to create custom-crafted chinos. By answering a series of simple questions with minimal measuring involved, customers have the convenience of ordering a pair of "personalized pants," tailored to each individual's style and fit preferences, in the comfort of their own homes.

The company has been repeatedly cited by the media and industry experts as having one of the most effective and innovative Web sites in the world, due to its innovations and continued dedication to customer service. During 2001, landsend.com received accolades from The Wall Street Journal, Forrester, Parents Magazine, Ziff Davis Smart Business magazine, Forbes magazine, and PC magazine.

Online customers at landsend.com can access the full line of Lands' End's products year 'round. Because the Internet lacks the space constraints of the catalog, the site offers off-season products not available in current catalogs, such as swimsuits in the winter and outerwear during the summer.

The company will continue to make refinements in its Web site and to explore the development of interactive shopping to meet its customers' expectations. However, marketing the company's products through regular and specialty catalogs is expected to remain the primary means of communicating with customers.















                                                                         7
Customers

A principal factor in the company's success to date has been the development of its own list of household buyers, many of whom have been identified through their response to the company's advertising. At the end of fiscal 2002, the company's mailing list consisted of more than 33 million names. Approximately 7 million current buyers have made at least one purchase from the company within the last 12 months, and 11.5 million have made at least one purchase within the last 36 months. The company routinely updates and refines this list prior to individual catalog mailings to monitor customer interest as reflected in criteria such as the recency, frequency, dollar amount, and product type of purchases.

The company believes that its customer list has desirable demographic characteristics and is well-suited to the products offered in the company's catalogs. A customer research survey conducted by the company in the United States as of March 2001 indicated that approximately 48 percent of its customers were in the 35-54 age group and had median incomes of $62,000. This research indicated that approximately 88 percent of Lands' End customers attended or graduated from college. Their high academic achievement is reflected in their occupations, with almost 69 percent in professional or managerial positions.

Lands' End advertises its products internationally. The advertising campaign in the United States consists of national, regional and local media, including network television, national cable television networks, and consumer directed magazines. The advertising campaign has been developed to communicate the Lands' End style message while reinforcing the existing attributes of the brand. The Business Outfitters division, which sells embroidered products on a business-to-business basis, is promoted by targeted business and trade publications and trade shows. The company's retail locations are advertised on local radio, in daily newspapers and on billboards in each of their respective markets. Internationally the Lands' End subsidiaries in Japan, Germany and the U.K. advertise using a mixture of print, radio, and online media as appropriate within their respective markets.

The company is not dependent upon any single customer or upon any single group of customers, the loss of which would have a material effect on the company.

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

                                                                         8

The company's apparel, domestic (primarily bedding and bath items), soft luggage and other products are produced worldwide by independent manufacturers, except for a portion of our soft luggage and polartec bedding that the company assembles. Independent manufacturers are selected, monitored and coordinated by the company's staff to assure conformity to strict standards of quality and of business conduct. The company believes the use of independent manufacturers increases its production capacity and flexibility and reduces costs.

During fiscal 2002, the company had purchase orders for merchandise from about 350 domestic and foreign manufacturers, including intermediaries (agents). One manufacturer and one intermediary accounted for about 10 percent and 24 percent of the company's received merchandise dollars, respectively, in fiscal 2002. The company would be subject to minimal risk in finding alternative sourcing if this manufacturer and/or intermediary experiences prolonged work stoppages or economic problems.

In fiscal 2002, about 80 percent of our merchandise was imported, mainly from Asia, Central America, Mexico, South America and Europe. The remaining 20 percent was made in the United States. The company will continue to take advantage of worldwide sourcing without sacrificing customer service or quality standards. The availability and cost of certain foreign products may be affected by United States and other countries' trade policies, economic events and the value of the United States dollar relative to foreign currencies.

Order Entry and Fulfillment

The company attempts to simplify catalog and interactive shopping as much as possible and believes that its fulfillment systems are among the best in the world. Lands' End utilizes toll-free telephone numbers and its Web sites for customers to place orders, review product information, request a catalog or seek assistance. Approximately 75-80 percent of orders are placed by telephone, with the remainder from the Internet, mail and fax. When it comes to taking an order in one of our eight phone centers or over the Web, there were more than 4,000 well-trained sales representatives available during the peak holiday season to handle customer requests. Additional services are provided through the company's Web site, the use of language lines to serve foreign customers and TDD (telephone device for the deaf). The company's five U.S. telephone centers, all in Wisconsin, are located in Dodgeville (2), Cross Plains, Reedsburg and Stevens Point, Wisconsin. International telephone centers are located in Oakham, England; Yokohama, Japan; and Mettlach, Germany.

The company has achieved efficiencies in order entry and fulfillment that permit the shipment of in-stock orders on the following day, except orders requiring monogramming or inseaming, which typically require one or two extra days. The company's sales representatives enter orders into an on-line order entry and inventory control system. Computer processing of orders is performed each night on a batch basis, at which time picking tickets are printed with bar codes for optical scanning. Inventory is picked based on the location of individual products rather than orders, followed by computerized sorting and transporting of goods to multiple packing stations and shipping zones. The computerized inventory control system also handles the receipt of shipments from manufacturers, permitting faster access to newly arrived merchandise, as well as the handling of items returned by customers.



                                                                         9
Domestically, almost all orders are shipped by United Parcel Service (UPS) at various tiered rates charged to customers dependent upon the total dollar value of each order. Other expedited delivery services are available at additional charges. Domestically, the company utilizes a two-day UPS service at standard rates, enhancing its customer service. Similar service is offered in International markets.

Merchandise Liquidation

Liquidations (sales of overstocks and end-of-season merchandise at reduced prices) were approximately 10 percent, 11 percent and 12 percent of net merchandise sales in fiscal 2002, 2001 and 2000, respectively. A majority of liquidation sales were made through catalogs and other print media. The balance was sold principally through its outlet and inlet retail stores and the company's Web sites.

Competition

The company's principal competitors are other catalog companies and retail stores, including specialty shops and department stores. The company may also face increased competition from other retailers as the number of television shopping channels and the variety of merchandise offered through electronic media increase. The apparel retail business in general is intensely competitive. Lands' End competes principally on the basis of merchandise value (quality and price), its established customer list and customer service, including fast order fulfillment, its unconditional guarantee (GUARANTEED PERIODr), and its services and information provided at its user-friendly Web sites.

The company is one of the leading catalog companies in the U.S. The company attributes the growth in the catalog industry to many factors including customer convenience, widespread use of credit cards, the use of toll-free telephone lines, customers having less time to shop in stores, and purchasing of product online through the Internet. At the same time, the catalog business is subject to uncertainties in the economy that may result in fluctuating levels of overall consumer spending. Due to the lead times required for catalog production and distribution and product development, catalog retailers may not be able to respond as quickly as traditional retailers in an environment of rapidly changing prices.

Trademarks

The company uses the trademark "Lands' End" on products and in catalogs. Some of the trademarks used to describe products in the catalogs include
"Super-T" shirts, "Squall" jackets and "Drifter" sweaters.  "Lands' End
Live," "Shop with a Friend" and "Oxford Express" are trademarks associated with personalized customer services offered through the company's Web site. With the exception of "Lands' End," the company believes that loss or abandonment of any particular trademark would not significantly affect its business.






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

Employees

The company believes that its skilled and dedicated workforce is one of its key resources. Employees are not covered by collective bargaining agreements, and the company considers its employee relations to be very positive. As a result of the highly seasonal nature of the company's business, the size of the company's workforce varies, ranging from approximately 7,700 to 10,200 individuals in fiscal 2002. During the peak winter season of fiscal 2002, nearly 5,300 of the company's approximately 10,200 employees were temporary employees.

Executive Officers of the Registrant

The following are the executive officers of the company:

David F. Dyer, 52, is President, Chief Executive Officer and member of the board of directors since rejoining the company in October 1998. In 1989, Mr. Dyer entered the employ of the company as Managing Director of Home Furnishings, became Executive Vice President of Merchandising in 1990, and was named Vice Chairman, Merchandising and Sales in 1993. He was a director of the company from 1991 until August 1994. Mr. Dyer was president and chief operating officer of the Home Shopping Network from August 1994 until August 1995, at which time he became an independent catalog/retail consultant, most recently with the Texas Pacific Group and the J. Crew Group. From 1972 to 1989, Mr. Dyer was employed at Burdine's, a specialty retail chain, where he served as Senior Vice President of Marketing and General Merchandising Manager of Women's Apparel, Accessories and Cosmetics.

Jeffrey A. Jones, 55, is Chief Operating Officer. Mr. Jones joined the company in December 2000. Prior to joining Lands' End, Mr. Jones spent the last seven years with Shopko Stores, Inc., and its subsidiary, Provantage Health Service, Inc., both in Wisconsin. He served as Shopko's Senior Vice President and Chief Financial Officer until 1997. At that time, he was named Chief Operating Officer and later served as Chief Executive Officer of Provantage, which was sold to Merck, Inc. Mr. Jones spent 13 years with Arthur Andersen LLP. His career includes Chief Financial and Chief Operating Officer positions with various companies, including retail.

Lee Eisenberg, 55, is Executive Vice President and Creative Director since joining the company in February 1999. Since May 1995, Mr. Eisenberg was with TIME Magazine as Editor/Creative Development. In this capacity, he was involved in the launch of TIME for Kids. Mr. Eisenberg began his career at Esquire magazine in 1970, and went on to serve as their top editor.




                                                                         11
Mindy Meads, 50, is Executive Vice President of Merchandising and Design, since rejoining the company in December 1998. Ms. Meads originally joined the company in 1991 as Vice President and Group Merchandising Manager for the women's apparel division and, in 1994, the men's and coed groups were added to her responsibilities. In January 1995, she was named Senior Vice President, Merchandising and Design. She left the company in 1996 to join Gymboree Corporation in San Francisco as their Senior Vice President and General Merchandise Manager. Before first joining Lands' End, Ms. Meads was Merchandise Manager for The Limited. Before The Limited, she had a 12-year tenure with R.
H. Macy & Company of New York where she rose to Senior Vice President, Merchandise.

Donald R. Hughes, 41, is Senior Vice President and Chief Financial Officer. Mr. Hughes joined Lands' End in 1987 as Senior Staff Accountant. During his 15-year tenure with the company, he has served in various positions of increasing responsibility, including Controller, Director of Financial Services, and from 1996 to February 2001, Vice President of Finance. Prior to Lands' End, Mr. Hughes spent two years with Arthur Andersen LLP. in Milwaukee, as an auditor in their Small Business Division.

Francis P. Schaecher, 54, is Senior Vice President of Operations. Mr. Schaecher joined the company in 1982 as Operations Manager. He served as Vice President of Operations from 1983 until 1990, at which time he assumed his present position.

William Bass, 39, is Senior Vice President, E-commerce and International.
Mr. Bass joined Lands' End in May 1999 as Vice President, E-commerce, and was promoted to his current position in January 2000. From 1996 until joining the company, Mr. Bass was with Forrester Research in Cambridge, Massachusetts, where he was Group Director, Research, supervising research in consumer e-commerce and new media. Before that, he spent a year as Development Director for Boston.com, The Boston Globe's Internet company, and three years as Strategic Initiatives Manager with Knight-Ridder in Lexington, Kentucky, and Miami, Florida. Prior to his business career, Mr. Bass spent six years in the U.S. Army, where he rose to the rank of Captain.

Kelly A. Ritchie, 39, is Senior Vice President, Employee Services. Ms. Ritchie has spent her entire career at Lands' End, having joined the company in 1985. For the first 10 years with the company, Ms. Ritchie held various positions in recruitment and other employee relations functions, including Manager of the company's Cross Plains, Wisconsin, phone center. Ms. Ritchie was appointed Vice President, Employee Services, in 1995, and promoted to her current position in January 2000.

Frank Giannantonio, 56, is Senior Vice President and Chief Information Officer. Mr. Giannantonio joined the company in February 2002. Prior to joining Lands' End, he spent five years with The Limited, Inc. in Columbus, Ohio, most recently as their Vice President, Direct Marketing Systems, and including three years as Chief Information officer of Victoria's Secret Direct, a subsidiary of The Limited, Inc. Mr. Giannantonio's career includes eight years with Time Warner in New York, as Vice President, Information Systems, Book of the Month Club, Inc. and 15 years with Avon Products, Inc. in New York, where he rose to the position of Director, Corporate Management Information Systems.

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




                                                                        12
Item 2.  Properties

The following table sets forth certain information of the company and its subsidiaries relating to their principal facilities as of February 1, 2002. Stevens Point is the only property that is subject to mortgage or collateral assignment.

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

    Iowa:
      Manufacturing plants in West Union and Elkader            Owned

    Illinois:
      Outlet stores in Lombard, Niles, Schaumburg,
        Champaign (4) and Springfield (4)                       Leased

    Minnesota:
      Inlet (2) stores in Richfield and Minnetonka
        and Woodbury                                            Leased
      Travelers Inlet Store (3) at the Minneapolis/
        St. Paul International Airport                          Leased
      Outlet store in Roseville                                 Leased

    New York:
      Inlet (2) store in Rochester                              Leased

  International Properties:
    United Kingdom:
      Warehouse, phone center, outlet store, and offices
        in Oakham                                               Owned
      Outlet stores in Maidenhead, Bishop Centre
        Shopping Center, and in Manchester                      Leased
      Office in London                                          Leased
    Japan:
      Warehouse in Fujieda City                                 Leased
      Offices and phone center in Yokohama                      Leased
      Outlet store in Shizuoka Ken                              Leased
    Germany:
      Offices and phone center in Mettlach                      Leased

The company believes that its facilities are in good condition, well maintained and suitable for their intended uses.

(1) In late summer of 2001, a new facility in Stevens Point, Wisconsin, for the expansion of the Business Outfitters business and other functional areas was completed.

                                                                     13
(2) The company introduced its "inlet" (originally known only as outlet) concept during fiscal 1997. The "inlet" store enhances the additional outlet "overstock" store and offers face-to-face catalog shopping within a store. The "inlet" stores carry a limited selection of Lands' End signature items at regular catalog prices, along with expanded customer service that catalog customers have come to expect.

(3)  The Traveler's Inlet is located at the Minneapolis/St. Paul
     International Airport and carries only full-price merchandise and offers special services to travelers.

(4)  Outlet stores closing in the second quarter of fiscal 2003.

Item 3.  Legal Proceedings

   There are no material legal proceedings presently pending, except for routine litigation incidental to the business, to which the company is a party or of which any of its property is the subject.

Item 4.  Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 1, 2002.



































                                                                      14
                                    PART II.

Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters

Market Information

The common stock of the company is listed and traded on the New York Stock Exchange. The stock tables in most daily newspapers list the company as "LandsE". Ticker symbol: LE. See Item 8 Note 12 "Consolidated quarterly analysis" for information on the high and low stock prices of the company's common stock. The closing price of the company's stock on the New York Stock Exchange on March 29, 2002, (the record date) was $44.87 per share.

Shareholders

As of March 29, 2002, the number of shareholders of record of common stock of the company was 1,791. This number excludes shareholders whose stock is held in nominee or street name by brokers.

Dividends

See Item 7 "Liquidity and capital resources" of Management's Discussion and Analysis for the company's decision not to pay cash dividends during fiscal years 2002, 2001 and 2000.


































                                                                      15

Item 6.  Selected Consolidated Financial Data

    FIVE-YEAR CONSOLIDATED FINANCIAL SUMMARY (unaudited)
    Lands' End, Inc. & Subsidiaries
    (In thousands, except for share data)


Fiscal Year                 2002         2001         2000         1999         1998
Income statement data:
Total revenue1           $1,569,062   $1,462,283   $1,416,886   $1,466,121  $1,346,687
Pretax income               107,929       55,011       76,244       49,500     101,825
Percent to total revenue       6.9%         3.8%         5.4%         3.4%        7.6%
Net income                   66,916       34,657       48,034       31,185      64,150

Per share of common stock:
Basic earnings per share      $2.27        $1.15        $1.60        $1.02       $2.01
Diluted earnings per share    $2.23        $1.14        $1.56        $1.01       $2.00
Cash dividends per share         -             -            -            -           -
Common shares outstanding    29,985       29,276       30,149       30,142      30,979

Balance sheet data:
Current assets           $  402,584    $ 319,073    $ 289,408    $ 294,303    $299,146
Current liabilities         185,564      178,874      150,872      205,283     182,013
Property, plant, equipment
  and intangibles, net      194,395      185,944      166,788      161,616     134,326
Total assets                599,120      507,629      456,196      455,919     433,472
Noncurrent liabilities       12,838       14,567        9,117        8,133       8,747
Shareholders'
  investment                400,718      314,188      296,207      242,503     242,712

Other data:
Net working capital      $  217,020    $ 140,199    $ 138,536    $  89,020    $117,133
Capital expenditures         40,514       44,553       28,013       46,750      48,228
Depreciation and
  amortization expense       26,946       23,432       20,715       18,731      15,127
Return on average
  shareholders' investment      19%          11%          18%          13%         28%
Return on average assets        12%           7%          11%           7%         16%


  1. Total revenue includes net merchandise sales and shipping and handling revenue, as required under EITF 00-10.


                                                                                    16




Item 7. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

                   Management's Discussion and Analysis

Consolidated statements of operations presented as a percentage of total revenue:

                                       For the period ended
                              -------------------------------------
                              February 1,  January 26,  January 28,
                                 2002         2001         2000

Net merchandise sales             92.3%        92.7%        93.1%
Shipping and handling revenue      7.7          7.3          6.9

  Total revenue                  100.0        100.0        100.0

Cost of sales                     48.4         49.8         51.3
Shipping and handling costs        7.7          7.7          7.1
  Total cost of sales             56.1         57.5         58.4

Gross profit                      43.9         42.5         41.6

Selling, general and
  administrative expenses         36.7         38.3         36.2
Non-recurring credit                 -            -         (0.2)
Income from operations             7.2          4.2          5.6
Interest income (expense), net       -          0.1         (0.1)
Other                             (0.3)        (0.5)        (0.1)

Income before income taxes         6.9          3.8          5.4
Income tax provision               2.6          1.4          2.0

Net income                         4.3%         2.4%         3.4%















                                                                        17
Segment net merchandise sales (1)

                  Feb. 1, 2002      Jan. 26, 2001      Jan. 28, 2000
(Amounts in             % of Net           % of Net           % of Net
millions)         Amount  Sales     Amount   Sales     Amount   Sales

Core             $  873    60 %      $  814    60 %      $  780    59 %
Specialty           433    30 %         408    30 %         397    30 %
International       142    10 %         133    10 %         143    11 %
 Total net sales $1,448   100 %      $1,355   100 %      $1,320   100 %

(1)  Shipping and handling revenue is not included.

Segment income (loss) before income taxes (2)

                   Feb. 1, 2002     Jan. 26, 2001     Jan. 28, 2000
(Amounts                   % of              % of              % of
in millions)     Amount   Revenue  Amount   Revenue  Amount   Revenue

Core               $ 79     5.0 %    $ 36     2.4 %    $ 32     2.3 %
Specialty            25     1.6 %      27     1.9 %      43     3.0 %
International         6     0.4 %      (1)   (0.1)%       3     0.2 %
Other                (2)   (0.1)%      (7)   (0.4)%      (2)   (0.1)%
 Income before
  income taxes     $108     6.9 %    $ 55     3.8 %    $ 76     5.4 %

(2)  Percentages are based on total revenue.

Results of operations for fiscal 2002, compared with fiscal 2001

The fiscal year just ended includes 53 weeks compared with last year's 52 weeks. Total revenue consists of net merchandise sales and shipping and handling revenue. Net merchandise sales are sales from our business segments (Core, Specialty and International). Shipping and handling revenue consists of shipping and handling and gift box service charges received from customers.

Total revenue for the 53-week year just ended was $1.569 billion, compared with $1.462 billion in the prior 52-week year, an increase of 7.3 percent. On a comparable 52-week year, total revenue in fiscal 2002 increased 5.5 percent from last year. Sales of full-price merchandise to U.S. consumers rose 11 percent for the 53-week year, and 10 percent on a comparable 52-week year. For the 53-week fiscal year 2002, net merchandise sales were $1.448 billion, compared with $1.355 billion in the 52-week fiscal year 2001, an increase of 6.9 percent. On a comparable 52-week year, merchandise sales increased 5.1 percent.

For the 53-week fiscal year 2002, merchandise sales for the core business segment were $873 million, up more than 7 percent from the prior 52-week year, due to the strong growth of the women's and co-ed (men's and women's casual wear) divisions, which grew by 11 percent and 10 percent, respectively. The specialty business segment merchandise sales grew 6 percent to $433 million, due mainly to double-digit growth of the Kids division. Merchandise sales growth in the specialty segment was enhanced by the shift in the timing of our Early Spring Kids and Home Spring Preview mailings to earlier dates than last year in our fiscal month of January, along with increased circulation of these mailings. Merchandise sales for the international business segment were very strong, up nearly 7 percent from the prior year, led by the German and United Kingdom businesses. Overall merchandise sales improved as inventory investments in key items allowed the company to ship 89 percent of its merchandise


                                                                       18
immediately upon customer order, compared with 85 percent last year. Shipping and handling revenue was $120.8 million, an increase of 12.6 percent, mainly due to a higher level of merchandise sales.

Our Internet merchandise sales at landsend.com were $299 million in fiscal 2002, compared with $218 million in fiscal 2001, an increase of 37.2 percent. On a comparable 52-week basis, Internet sales were $293 million this year, an increase of 34.7 percent. About 19 percent of our Internet buyers are new to Lands' End, and we believe this channel will continue to have important growth potential for us.

Gross profit margin

Gross profit for the year just ended was $688.8 million, or 43.9 percent of total revenue, compared with $621.7 million, or 42.5 percent of total revenue, for the prior year. Merchandise gross profit margin improved 1.4 percentage points, mainly due to higher initial margins resulting from better vendor sourcing and a lower level of liquidations. Liquidations were about 10 percent of net merchandise sales in fiscal 2002, compared with 11 percent in the prior year.

In fiscal 2002, the company experienced deflation of 1.6 percent in the cost of inventory purchases, compared with 2.0 percent deflation in fiscal 2001. This reduction in the cost of inventory purchases was a result of improved sourcing. As a result, the LIFO inventory reserve was reduced by $3.7 million and $4.4 million in fiscal 2002 and 2001, respectively.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased 2.8 percent to $575.7 million in fiscal 2002, compared with $560.0 million in the prior year. As a percentage of total revenue, SG&A was 36.7 percent in fiscal 2002 and 38.3 percent in the prior year. The improved leverage was primarily due to better fulfillment levels that allowed us to convert demand to sales at a higher rate. Additionally, the SG&A ratio benefitted from relatively lower catalog costs and higher catalog productivity. This was partially offset by higher employee incentives and profit sharing expense, due to improved profitability. The number of full-price catalogs mailed totaled 272 million in fiscal 2002, up 1 percent from the prior year, and the total number of pages mailed increased by about 3 percent.

The cost of producing and mailing catalogs represented about 37 percent and 39 percent of total SG&A in fiscal 2002 and 2001, respectively.

Depreciation and amortization expense was $26.9 million, up 15 percent from the prior year, mainly due to computer software. Rental expense was $18.7 million, up 16.5 percent from fiscal 2001, primarily due to additional computer hardware and software.











                                                                        19


Credit lines and capital expenditures

Interest expense on lines of credit was down in fiscal 2002 due to lower interest rates. Interest expense decreased to $1.4 million in fiscal 2002, compared with $1.5 million in fiscal 2001. We spent nearly $41 million in cash on capital expenditures, which included $25 million on our information technology. In addition, the company completed the construction of its new Stevens Point, Wisconsin facility. Also, we purchased about $12 million in treasury stock. Our lines of credit peaked at $89 million in fiscal 2002, compared with a peak of $73 million in the prior year. At February 1, 2002, the company's foreign subsidiaries had short-term debt outstanding of $16.2 million and domestic operations had no outstanding borrowings.

Net income increased

Net income for fiscal 2002 was $66.9 million, up 93 percent from the $34.7 million earned in fiscal 2001. Diluted earnings per share were $2.23, compared with $1.14 per share for the prior year. The diluted weighted average number of common shares outstanding was 30.0 million for fiscal 2002 and 30.4 million for fiscal 2001.

Segment results

The company has three business segments consisting of Core (regular monthly and prospecting catalogs, Lands' End Women, formerly First Person, and Lands' End Men); Specialty (Kids, Lands' End Business Outfitters, formerly Corporate Sales, and Home, formerly Coming Home); and International (foreign-based operations in Japan, Germany, and the United Kingdom). "Other" includes currency gains and losses, corporate expenses, intercompany eliminations, other income and deduction items that are not allocated to segments. (See Note 10.)

For the 53-week year just ended, the core segment's net merchandise sales were $873.2 million, representing 60 percent of the company's net merchandise sales and an increase of $59.8 million compared with the prior 52-week year. The women's and co-ed divisions led the strong growth in the core business segment with an increase of 11 percent and 10 percent respectively, while men's was flat. On a comparable 52-week basis, women's net merchandise sales increased 9 percent, co-ed increased 8 percent, and men's was down 3 percent.

For the 53-week year just ended, the specialty segment's net merchandise sales were $432.8 million, which were 30 percent of the company's net merchandise sales and $24.5 million above the prior year. This sales increase was mainly from Kids and Home divisions, with an increase of 18 percent and 7 percent, respectively. Sales for the Business Outfitters division was down 6 percent, due to adverse economic conditions. On a comparable 52-week basis, net merchandise sales for Kids increased 16 percent, Home increased 5 percent, and Business Outfitters decreased 7 percent.

For the 53-week year just ended, the international segment's net merchandise sales were $142.2 million, about 10 percent of total net merchandise sales. This was an increase of $9.0 million from the prior year, and was primarily due to strong sales increases in our German and United Kingdom businesses. On a comparable 52-week basis, net merchandise sales increased 5 percent. When measured in their local currencies, sales in both Germany and the United Kingdom showed even stronger results.



                                                                        20
Income (loss) before income taxes for the segments were: core increased by $42.9 million to $78.4 million in fiscal 2002 from $35.5 million in the prior year; specialty decreased by $2.8 million to $24.7 million in fiscal 2002 from $27.5 million in the prior year; international increased by $7.8 million to $6.5 million in fiscal 2002 from a loss of ($1.3) million last year; and the loss in the category "other" improved by $5.1 million to a loss of ($1.6) million in fiscal 2002 from a loss of ($6.7) million in fiscal 2001. This loss of ($1.6) million in "other" is mainly the result of foreign currency transactions. (See Note 1.) The core and specialty segments' increases in income before income taxes were primarily the result of improved sourcing and higher catalog productivity. International's increase in income before income taxes was attributed mainly to the Japan and United Kingdom businesses.

Results of operations for fiscal 2001, compared with fiscal 2000

Total revenue for fiscal 2001 was $1.462 billion, compared with $1.417 billion in the prior year, an increase of 3.2 percent. Net merchandise sales were $1.355 billion in fiscal 2001, compared with $1.320 billion last year, an increase of 2.7 percent. Merchandise sales for the core business segment were $814 million, up more than 4 percent from the prior year, due to the strong growth of the co-ed division (men's and women's casual wear), which grew by 16 percent. The specialty business segment merchandise sales grew about 3 percent to $408 million, due mainly to continued double-digit growth of Corporate Sales, which reached $170 million in merchandise sales for fiscal 2001. Merchandise sales for the international business segment were $133 million, down 7 percent from the prior year, primarily due to softer sales in Japan and weaker currency conversions. Seasonally strong sales resulted in a higher level of backorders during the fourth quarter and a first-time fulfillment rate of 85 percent for the year as a whole, slightly below the prior year's rate. Overall merchandise sales growth was primarily attributable to changes in circulation, which included adding back our post-Thanksgiving catalog and our January full-price catalog, shifting the timing of our fall/winter mailings, increased page circulation and improved merchandise selection and creative presentations.

Shipping and handling revenue was $107 million, an increase of 10.6 percent, partially due to increased shipping rates in response to higher costs and a higher level of merchandise sales.

Our Internet sales at landsend.com were $218 million in fiscal 2001, compared with $138 million in fiscal 2000. About 17 percent of our Internet buyers are new to Lands' End.

Gross profit margin

Gross profit for fiscal 2001 was $622 million, or 42.5 percent of total revenue, compared with $590 million, or 41.6 percent of total revenue, for fiscal 2000. Merchandise gross profit margin improved 1.3 percentage points, mainly due to higher initial margins resulting from improved sourcing and a lower level of liquidations. This was partially offset by relatively higher shipping and handling costs, especially in the fourth quarter. Liquidations were about 11 percent of net merchandise sales in fiscal 2001, compared with 12 percent in the prior year.

In fiscal 2001, the cost of inventory purchases was down 2.0 percent, compared with deflation of 2.7 percent in fiscal 2000. This reduction was a result of improved sourcing. As a result, the LIFO inventory reserve was reduced by $4.4 million and $5.9 million in fiscal 2001 and 2000, respectively.

                                                                        21
Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses increased 9.2 percent to $560 million in fiscal 2001, compared with $513 million in the prior year. As a percentage of total revenue, SG&A was 38.3 percent in fiscal 2001 and 36.2 percent in the prior year. The increase in the SG&A ratio was primarily the result of higher catalog costs associated with increased page circulation, as well as higher information services expenses as we continue to invest in the Internet and upgrade systems capabilities. The number of full-price catalogs mailed totaled 269 million in fiscal 2001, up 14 percent from the prior year, and the total number of pages mailed increased by about 18 percent.

The cost of producing and mailing catalogs represented about 39 percent and 38 percent of total SG&A in fiscal 2001 and 2000, respectively.

Depreciation and amortization expense was $23.4 million, up 13.1 percent from the prior year, mainly due to computer software. Rental expense was $16.0 million, up 3.4 percent from fiscal 2000, primarily due to additional computer hardware.

Credit lines and capital expenditures

Interest expense on lines of credit was down in fiscal 2001 due to lower average borrowing levels. Interest expense decreased to $1.5 million in fiscal 2001, compared with $1.9 million in fiscal 2000. We spent $45 million in cash on capital expenditures, which included $31 million for computer hardware and software. In addition, the company acquired a new airplane by exchanging two of its own aircraft in fiscal 2001. Also, we purchased about $28 million in treasury stock. Our lines of credit peaked at $73 million in fiscal 2001, compared with a peak of $53 million in the prior year. At January 26, 2001, the company's foreign subsidiaries had short-term debt outstanding of $16.9 million and domestic operations had no outstanding borrowings.

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

Segment results

The company has three business segments consisting of Core (regular monthly and prospecting catalogs, First Person, and Lands' End for Men, formerly Beyond Buttondowns); Specialty (Corporate Sales, Kids and Coming Home); and International (foreign-based operations in Japan, Germany and the United Kingdom). "Other" includes corporate expenses, intercompany eliminations, other income and deduction items that are not allocated to segments. (See
Note 10.)

The core segment's net merchandise sales were $813.7 million, representing 60 percent of the company's net merchandise sales and an increase of $33.6 million compared with the prior year. The co-ed division led the strong growth in the core business segment.
                                                                        22
The specialty segment's net merchandise sales were $408.1 million, which were 30 percent of the company's net merchandise sales and $11.6 million above the prior year. This sales increase was mainly from our Corporate Sales business-to-business division.

The international segment's net merchandise sales were $133.2 million, about 10 percent of total net merchandise sales. This is a decrease of $10.0 million from the prior year and was primarily due to soft sales in Japan and currency issues related to the weakening of the Deutsche Mark and British Pound against the U.S. Dollar.

Income (loss) before income taxes for the segments were: core increased by $2.3 million to $34.7 million in fiscal 2001 from $32.4 million in the prior year; specialty decreased by $14.9 million to $28.3 million in fiscal 2001 from $43.2 million in the prior year; international decreased by $4.0 million to a loss of ($1.3) million in fiscal 2001 from income of $2.7 million last year; and the loss in the category "other" increased by $4.7 million to a loss of ($6.7) million in fiscal 2001 from a loss of ($2.0) million in fiscal 2000. This loss of ($6.7) million in "other" is mainly the result of foreign currency translation and transactions. (See Note 1.) The core segment's increase in income before income taxes was primarily the result of improved sourcing, offset by higher catalog costs due to increased catalog circulation. The specialty segment decrease in income before income taxes was mainly due to higher catalog and national advertising costs. International's decrease in income before income taxes was attributed mainly to its sales decrease in Japan and currency issues.

The Christmas season is our busiest

Our business is highly seasonal. The fall/winter season is a five-month period ending in December. In the longer spring/summer season, orders are fewer and the merchandise offered generally has lower unit selling prices than products offered in the fall/winter season. As a result, total revenue is usually substantially greater in the fall/winter season, and SG&A as a percentage of total revenue is usually higher in the spring/summer season. Additionally, as we continue to refine our marketing efforts by experimenting with the type and timing of our catalog mailings, quarterly results may fluctuate.

Nearly 38 percent of our total revenue came in the fourth quarter of fiscal 2002, compared to about 37 percent in fiscal 2001. Approximately 69 percent and 92 percent of before-tax profit was realized in the fourth quarter of fiscal 2002 and 2001, respectively.

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

As of February 1, 2002, the company had unsecured domestic credit facilities totaling $200 million of which there was only a reduction of about $21 million for outstanding letters of credit.





                                                                      23
On November 5, 2001, the company entered into a 3-year $200 million senior unsecured revolving credit agreement ("Credit facility") with a syndicate of banks to provide funding for working capital for operations and general corporate purposes. This agreement replaces the company's $200 million, 364-day unsecured credit agreement. The Credit facility will mature on November 4, 2004, with a provision for a one-year extension, subject to lender approval. Additionally, the company may request that the lenders increase the total commitment to an amount not to exceed $250 million. Indebtedness under the Credit facility bears interest calculated, at the company's option, at either defined base rate, LIBOR plus a margin based on the company's fixed charge coverage ratio or competitive bid rates. Under the Credit facility, the company is required to pay a facility fee based on the total commitment and to maintain certain financial ratios, including fixed charge coverage and total indebtedness to earnings before interest, taxes, depreciation and amortization.

The company also maintains foreign credit lines for use of foreign operations totaling the equivalent of approximately $41 million as of February 1, 2002, of which about $16.2 million was outstanding.

Since fiscal 1990, the company's board of directors has authorized the purchase of a total of 14.7 million shares of the company's common stock. A total of 0.4 million, 1.1 million and 0.1 million shares have been purchased in the fiscal years ended February 1, 2002, January 26, 2001 and January 28, 2000, respectively. As of February 1, 2002, 13.1 million shares have been purchased, and there is a balance of 1.6 million shares authorized to be purchased by the company from time to time.

The board of directors from time to time evaluates its dividend practice. Given our current authorization to buy back additional shares, the payment of cash dividends is not planned for the foreseeable future.

Capital investment

Capital investment was about $41 million in fiscal 2002. Information technology and the completion of our new Stevens Point, Wisconsin facility were the major focuses of our investments.

In the coming year, we plan to invest about $35 million in capital expenditures, investing primarily in information technology. We believe that our cash flow from operations and borrowings under our current credit facilities will provide adequate resources to meet our capital requirements and operational needs for the foreseeable future.

Market risk disclosure

The company attempts to reduce its exposure to the effects of currency fluctuations on cash flows by using derivative instruments to hedge. The company is subject to foreign currency risk related to its transactions with operations in Japan, Germany, and the United Kingdom and with foreign third-party vendors. The company's foreign currency risk management policy is to hedge the majority of merchandise purchases by foreign operations and from foreign third-party vendors, which includes forecasted transactions, through the use of foreign exchange forward contracts and options to minimize this risk. The company's policy is not to speculate in derivative instruments for profit on the exchange rate price fluctuation, trade in currencies for which there are no underlying exposures or enter into trades for any currency to intentionally increase the underlying exposure. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract.
                                                                          24
As of February 1, 2002, the company had net outstanding foreign currency forward contracts totaling $54.2 million and options totaling $4.9 million, compared with the prior year of $76.7 million for foreign currency forward contracts and $16.4 million of options. Based on the anticipated cash flows and outflows for the next 12 months and the foreign currency derivative instruments in place at February 1, 2002, a hypothetical 10 percent strengthening of the U.S. dollar relative to all other currencies would adversely affect the expected fiscal 2003 cash flows by $2.2 million.

The company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of its short-term borrowing and investment activities at variable interest rates. As of February 1, 2002, the company had no outstanding financial instruments related to its debt or investments. At February 1, 2002, a sensitivity analysis was performed for its short-term debt and investments that have interest rate risk. The company has determined that a 10 percent change in the company's weighted average interest rates would have no material effect on the consolidated financial statements.

Possible future changes

A 1992 Supreme Court decision confirmed that the U.S. Constitution's Commerce Clause bars a state from requiring the collection of its use tax by a mail order company unless the company has a physical presence in the state. The company attempts to conduct its operations in compliance with its interpretation of this legal standard. However, there continues to be uncertainty due to inconsistent application of the Supreme Court decision by state and federal courts. While the company has not received assessments from any state, there can be no assurance the company's compliance will not be challenged. The amount of potential assessments, if any, cannot be reasonably estimated.

The Supreme Court decision also established that Congress has the power to enact legislation that would permit states to require collection of use taxes by mail order companies. In October 1998, the Internet Tax Freedom Act was enacted. Among other things, this act placed a three-year moratorium on multiple and discriminatory taxes on electronic commerce and appointed an Advisory Commission to study tax issues related to electronic and other forms of commerce. In its final report to Congress on April 3, 2000, the Advisory Commission favored the extension of the moratorium and greater uniformity and simplification of the state sales and use tax systems. The moratorium has since been extended until November 1, 2003. Also, there have been several other initiatives at the congressional and state levels to implement the Advisory Commission's recommendations to modify current sales and use tax laws and policies. We continue to monitor this activity and its potential effect on the company's collection obligations. The company anticipates that any legislative change, if adopted, would be applied only on a prospective basis.

Business outlook

Total revenue for the first 8 weeks of fiscal 2003, compared with the same fiscal period in the prior year, is up 10 percent, exceeding management's plan. This increase is partially attributable to the two week earlier Easter holiday. Gross profit margin for the first 8 weeks is also above management's plan, and if this trend continues, the company may exceed its previous guidance of a 30 to 70 basis point full year improvement.






                                                                         25
Accordingly, while it is early in the year and our business is highly seasonal, based on these results, we currently believe we may exceed our previous guidance of a high-single-digit to low-double-digit increase in diluted earnings per share for the full year. Management currently anticipates that total revenue will increase in the single-digit range for this 52-week year, as compared with the previous 53-week year.

Statement regarding forward-looking information

Statements in this report (including, but not limited to, the president's letter and Management's Discussion and Analysis) that are not historical, including, without limitation, statements regarding our plans, expectations, assumptions, and estimations for fiscal 2003 revenues, gross profit margin, and earnings, as well as anticipated sales trends and future development of our business strategy, are considered forward looking and speak only as of today's date. As such, these statements are subject to a number of risks and uncertainties. Future results may be materially different from those expressed or implied by these statements due to a number of factors. Currently, we believe that the principal factors that create uncertainty about our future results are the following: customer response to our merchandise offerings, circulation changes and other initiatives; the mix of our sales between full price and liquidation merchandise; overall consumer confidence and general economic conditions, both domestic and foreign; effects of weather on customer purchasing behavior; effects of shifting patterns of e-commerce versus catalog purchases; costs associated with printing and mailing catalogs and fulfilling orders; dependence on consumer seasonal buying patterns; fluctuations in foreign currency exchange rates; and changes that may have different effects on the various sectors in which we operate (e.g., rather than individual consumers, the Business Outfitters Division, included in the specialty segment, sells to numerous corporations, and certain of these sales are for their corporate promotional activities). Our future results could, of course, be affected by other factors as well.

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
























                                                                      26
Item 8.  Consolidated Financial Statement and Supplementary Data


Consolidated Statements of Operations
Lands' End, Inc. & Subsidiaries
(In thousands, except per share data)

                                        For the fiscal year ended
                                   -----------------------------------
                                   February 1, January 26, January 28,
                                      2002        2001        2000
Revenue:
  Net merchandise sales            $1,448,230  $1,354,974  $1,319,823
  Shipping and handling revenue       120,832     107,309      97,063

    Total revenue                   1,569,062   1,462,283   1,416,886

Cost of sales:
  Cost of merchandise sales           758,792     728,446     727,291
  Shipping and handling costs         121,444     112,158      99,791

    Total cost of sales               880,236     840,604     827,082

Gross profit                          688,826     621,679     589,804
  Selling, general and
    administrative expenses           575,662     560,019     512,647
  Non-recurring credit                      -           -      (1,774)

Income from operations                113,164      61,660      78,931
Other income (expense):
  Interest expense                     (1,350)     (1,512)     (1,890)
  Interest income                       1,521       2,244         882
  Other                                (5,406)     (7,381)     (1,679)

  Total other expense, net             (5,235)     (6,649)     (2,687)

Income before income taxes            107,929      55,011      76,244
Income tax provision                   41,013      20,354      28,210

Net income                         $   66,916  $   34,657  $   48,034

Basic earnings per share           $     2.27  $     1.15  $     1.60
Diluted earnings per share         $     2.23  $     1.14  $     1.56

Basic weighted average shares
  outstanding                          29,476      30,047      30,085
Diluted weighted average shares
  outstanding                          29,977      30,422      30,854

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.










                                                                         27
Consolidated Balance Sheets
Lands' End, Inc. & Subsidiaries

                                              February 1,  January 26,
(In thousands)                                   2002         2001
Assets
Current assets:
  Cash and cash equivalents                   $ 122,091   $  75,351
  Receivables, net                               13,297      19,808
  Inventory                                     227,220     188,211
  Prepaid advertising                            15,710      17,627
  Other prepaid expenses                          8,361       7,103
  Deferred income tax benefits                   15,905      10,973
Total current assets                            402,584     319,073

Property, plant and equipment, at cost:
  Land and buildings                            117,785     104,815
  Fixtures and equipment                        105,588     103,866
  Computer hardware and software                116,000      99,979
  Leasehold improvements                          4,837       4,630
  Construction in progress                            -       4,289
Total property, plant and equipment             344,210     317,579
  Less-accumulated depreciation
  and amortization                              150,342     132,286
Property, plant and equipment, net              193,868     185,293
Other assets                                      2,668       3,263

Total assets                                  $ 599,120   $ 507,629

Liabilities and shareholders' investment
Current liabilities:
  Lines of credit                             $  16,169   $  16,940
  Accounts payable                               83,363      96,168
  Reserve for returns                             9,384       9,061
  Accrued liabilities                            46,910      41,135
  Accrued profit sharing                          4,781       2,357
  Income taxes payable                           24,957      13,213
Total current liabilities                       185,564     178,874

Deferred income taxes                            12,838      14,567

Shareholders' investment:
  Common stock, 40,221 shares issued                402         402
  Donated capital                                 8,400       8,400
  Additional paid-in capital                     39,568      31,908
  Deferred compensation                             (56)       (121)
  Accumulated other comprehensive income          3,343       5,974
  Retained earnings                             556,003     489,087
  Treasury stock, 10,236 and 10,945
    shares at cost, respectively               (206,942)   (221,462)
Total shareholders' investment                  400,718     314,188
Total liabilities and shareholders'
  investment                                  $ 599,120   $ 507,629

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.


                                                                      28

Lands' End, Inc. & Subsidiaries
Consolidated Statements of Shareholders' Investment

                                                                                      Accumulated
                                                             Additional                 Other
                             Comprehensive  Common  Donated   Paid-in     Deferred   Comprehensive  Retained   Treasury
(Dollars in thousands)           Income     Stock   Capital   Capital   Compensation    Income      Earnings    Stock       Total
Balance, January 29, 1999                   $402    $8,400    $26,994      $(394)       $2,003      $406,396   $(201,298)  $242,503
Purchase of treasury stock                     -         -          -          -             -             -      (4,516)    (4,516)
Issuance of treasury stock                     -         -          -          -             -             -       6,641      6,641
Tax benefit of stock
  options exercised                            -         -      2,715          -             -             -           -      2,715
Deferred compensation expense                  -         -          -        158             -             -           -        158
Comprehensive income:
  Net income                     $48,034       -         -          -          -             -        48,034           -     48,034
  Foreign currency translation
   adjustments                        92       -         -          -          -            92             -           -         92
  Unrealized gain on forward
    contracts and options            580       -         -          -          -           580             -           -        580
Total comprehensive income       $48,706    ____    ______    _______      _____        ______      ________   _________   ________
Balance, January 28, 2000                   $402    $8,400    $29,709      $(236)       $2,675      $454,430   $(199,173)  $296,207
Purchase of treasury stock                     -         -          -          -             -             -     (27,988)   (27,988)
Issuance of treasury stock                     -         -          -          -             -             -       5,699      5,699
Tax benefit of stock
  options exercised                            -         -      2,199          -             -             -           -      2,199
Deferred compensation expense                  -         -          -        115             -             -           -        115
Comprehensive income:
  Net income                     $34,657       -         -          -          -             -        34,657           -     34,657
  Foreign currency translation
   adjustments                    (1,770)      -         -          -          -        (1,770)            -           -     (1,770)
  Change in unrealized gain on
   forward contracts and options   5,069       -         -          -          -         5,069             -           -      5,069
Total comprehensive income       $37,956    ____    ______    _______      _____        ______      ________   _________   ________
Balance, January 26, 2001                   $402    $8,400    $31,908      $(121)       $5,974      $489,087   $(221,462)  $314,188
Purchase of treasury stock                     -         -          -          -             -             -     (12,388)   (12,388)
Issuance of treasury stock                     -         -          -          -             -             -      26,908     26,908
Tax benefit of stock
  options exercised                            -         -      7,660          -             -             -           -      7,660
Deferred compensation expense                  -         -          -         65             -             -           -         65
Comprehensive income:
  Net income                     $66,916       -         -          -          -             -        66,916           -     66,916
  Foreign currency translation
   adjustments                      (340)      -         -          -          -          (340)            -           -       (340)
  Change in unrealized gain on
   forward contracts and options  (2,291)      -         -          -          -        (2,291)            -           -     (2,291)
Total comprehensive income       $64,285    ____    ______    _______      _____        ______      ________   _________   ________
Balance, February 1, 2002                   $402    $8,400    $39,568      $ (56)       $3,343      $556,003   $(206,942)  $400,718

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.                29


Consolidated Statements of Cash Flows
Lands' End, Inc. & Subsidiaries                  For the fiscal year ended
(In thousands)                                  ----------------------------
                                                Feb. 1,    Jan. 26,  Jan. 28,
                                                 2002       2001      2000
Cash flows from (used for) operating activities:
  Net income                                   $ 66,916   $ 34,657  $ 48,034
  Adjustments to reconcile net income to net
    cash flows from operating activities-
    Non-recurring credit                              -          -    (1,774)
    Depreciation and amortization                26,946     23,432    20,715
    Deferred compensation expense                    65        115       158
    Deferred income taxes                        (6,661)     5,138     8,270
    Loss on disposal of fixed assets              2,427        437       926
    Tax benefit of stock options                  7,660      2,199     2,715
    Changes in current assets and liabilities:
      Receivables, net                            6,511     (2,055)    3,330
      Inventory                                 (39,009)   (26,018)   57,493
      Prepaid advertising                         1,917     (1,055)    4,785
      Other prepaid expenses                     (1,258)    (1,888)    1,767
      Accounts payable                          (12,805)    21,658   (13,412)
      Reserve for returns                           323      1,192       676
      Accrued liabilities                         8,465     (1,091)   (7,664)
      Accrued profit sharing                      2,424       (403)      504
      Income taxes payable                       11,744      2,958    (4,323)
    Other                                        (2,160)     1,288       678
Net cash flows from operating activities         73,505     60,564   122,878

Cash flows from (used for) investing activities:
  Cash paid for capital additions               (40,514)   (44,553)  (28,013)
Net cash flows used for investing activities    (40,514)   (44,553)  (28,013)

Cash flows from (used for) financing activities:
  Proceeds from (payment of) short-term debt       (771)     5,216   (27,218)
  Purchases of treasury stock                   (12,388)   (27,988)   (4,516)
  Issuance of treasury stock                     26,908      5,699     6,641
Net cash flows (used for) from financing
  activities                                     13,749    (17,073)  (25,093)

Net increase (decrease) in cash
  and cash equivalents                           46,740     (1,062)   69,772

Beginning cash and cash equivalents              75,351     76,413     6,641

Ending cash and cash equivalents               $122,091   $ 75,351  $ 76,413

Supplemental cash flow disclosures:
  Interest paid                                $  1,350    $ 1,519  $  1,890
  Income taxes paid                              32,971      9,658    21,078

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

Year-end

The company's fiscal year is comprised of 52-53 weeks, usually ending on the Friday closest to January 31. Fiscal 2002 was a 53-week year that ended on February 1, 2002. Fiscal 2001 ended on January 26, 2001 and fiscal 2000 ended on January 28, 2000. Fiscal years 2001 and 2000 were comprised of 52 weeks. Fiscal 2003 is a 52-week year ending on January 31, 2003.

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

Revenue recognition

The company records revenue at the time of shipment for catalog and e-commerce sales and at the point of sale for inlet and outlet store sales. The company reduces revenue for anticipated returns based on historical experience.

Reserve for returns

At the time of sale, the company provides a reserve equal to the gross profit on projected merchandise returns, based on its prior returns experience.

Cash and cash equivalents

The company's cash equivalents include short-term investments with a maturity of less than six months.




                                                                     31
Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

Inventory

Inventory, primarily merchandise held for sale, is stated at last-in, first-out (LIFO) cost, which is lower than market. If the first-in, first-out
(FIFO) method of accounting for inventory had been used,    inventory would
have been approximately $12.9 million and $16.6 million higher than reported at February 1, 2002 and January 26, 2001, respectively. The company reduces the inventory cost to net realizable value, based on the estimated impact of liquidating overstock merchandise.

Advertising

The company expenses the costs of advertising for magazines, television, radio, and other media the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of catalog production and mailing costs that are generally amortized within three months from the date catalogs are mailed. Advertising costs reported as prepaid assets were $15.7 million and $17.6 million as of February 1, 2002 and January 26, 2001, respectively. Advertising expenses were $240.7 million, $251.6 million and $225.0 million for fiscal years ended February 1, 2002, January 26, 2001 and January 28, 2000, respectively.

Depreciation

Depreciation expense is calculated using the straight-line method over the estimated useful lives of the assets, which are 20 to 30 years for buildings and land improvements and 2 to 10 years for leasehold improvements and furniture, fixtures, equipment, and software. The company provides one-half year of depreciation in the year of addition and retirement.

Financial instruments with off-balance-sheet risk

The company uses import letters of credit to purchase foreign-sourced merchandise. The letters of credit are primarily U.S. dollar-denominated and are issued through third-party financial institutions to guarantee payment for such merchandise within agreed-upon time periods. At February 1, 2002, the company had outstanding letters of credit of approximately $21 million, all of which had expiration dates of less than one year.

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











                                                                       32
Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

Foreign currency translations and transactions

Financial statements of the foreign subsidiaries and foreign-denominated assets are translated into U.S. dollars in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 52. Translation adjustments of the foreign subsidiaries are recorded in accumulated other comprehensive income, which is a component of stockholders' investment. Gains and losses resulting from foreign currency transactions are recorded as other income and expense on the consolidated statements of operations. For the years ended February 1, 2002, January 26, 2001 and January 28, 2000, losses of ($1.7) million, ($5.8) million and ($1.2) million were recorded, respectively.

Fair values of financial instruments

The fair value of financial instruments does not materially differ from their carrying values.

Reclassifications

Certain financial statement amounts have been reclassified to be consistent with the fiscal 2002 presentation.

Accounting standards

On June 30, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Additionally, SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," have been issued by the FASB. The adoption of such statements will have no material impact on the company.

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

Treasury stock

The company's board of directors has authorized the purchase of a total of
14.7 million shares of the company's common stock. A total of 13.1 million, 12.7 million and 11.6 million shares had been purchased as of February 1, 2002, January 26, 2001 and January 28, 2000, respectively.







                                                                     33
Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

Treasury stock activity in terms of shares was as follows:

For the fiscal year ended   Feb. 1, 2002   Jan. 26, 2001   Jan. 28, 2000

     Beginning balance       10,945,116     10,070,868      10,317,118
       Purchase of stock        409,016      1,123,848         122,400
       Issuance of stock     (1,118,266)      (249,600)       (368,650)

     Ending Balance          10,235,866     10,945,116      10,070,868

Earnings per share

A reconciliation of the basic and diluted per share computations is as follows (dollars are shown in thousands, except per share data):

                                       Feb. 1,    Jan. 26,    Jan. 28,
                                        2002        2001        2000

Net income                            $66,916     $34,657     $48,034
Basic weighted average shares
  of common stock outstanding          29,476      30,047      30,085
Incremental shares from assumed
  exercise of stock options               501         375         769
Diluted weighted average shares of
  common stock outstanding             29,977      30,422      30,854

Basic earnings per share              $  2.27     $  1.15     $  1.60

Diluted earnings per share            $  2.23     $  1.14     $  1.56

As of February 1, 2002, 233,500 stock options were outstanding with exercise prices ranging from $53.00 to $66.13 per share and were therefore not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares during fiscal 2002.

Stock awards and grants for employees

The company has a restricted stock award plan. Under the provisions of the plan, shares of the company's common stock may be awarded to its officers and key employees by the company's board of directors. Such shares vest over a 5- or 10-year period on a straight-line basis from the date of the award.

The granting of these awards and grants has been recorded as deferred compensation based on the fair market value of the shares at the date of grant. Compensation expense under these plans is recorded as shares vest. The amount of the awards and grants outstanding total 4,320 shares, 8,760 shares and 17,960 shares for the period ended February 1, 2002, January 26, 2001 and January 28, 2000, respectively.








                                                                      34
Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

Stock grants for non-employee directors

Beginning with fiscal 2002, the company's board of directors adopted a new plan for non-employee directors, known as the Director Stock Grant Plan
(DSGP). This plan replaces the Non-Employee Director Stock Option Plan described under the Stock Options footnote. The DSGP provides that each new non-employee director will receive an initial grant of 2,000 shares of the company's common stock sixty days after joining the company's board of directors and that each eligible non-employee director will receive an annual grant of 2,000 shares on the date of each annual meeting of shareholders (or, if later, sixty days after joining the company's board of directors). The company has reserved 100,000 shares of common stock for issuance under the DSGP.

These grants all vest immediately and are recorded as director fees expense based on the fair market value of the shares at the date of grant. The shares available to be granted under the Director Stock Grant Plan total 82,000 shares as of February 1, 2002.

Stock options

The company has reserved 5.5 million and 0.4 million shares of common stock and treasury stock that may be issued pursuant to the exercise of options granted under the company's Stock Option Plan (for employees) and the Non-Employee Director Stock Option Plan (DSOP), respectively.

The company's board of directors amended the DSOP in fiscal year 2002 to provide that no further stock options are to be issued under the DSOP, although outstanding stock options will continue in accordance with their terms. Accordingly, 277,083 of the stock options previously authorized but unissued under the DSOP are no longer available for issuance.

Under the company's stock option plans, options are granted at the discretion of a committee of the company's board of directors to officers, key employees of the company and members of the board of directors of the company who are not also employed by the company. No option may have an exercise price less than the fair market value per share of the common stock at the date of the grant.




















                                                                      35
Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

Activity under the stock option plans was as follows:

                                                Average
                                                Exercise   Exercisable
                                      Options     Price      Options

      Balance at January 29, 1999   2,691,507    $23.41      473,597
        Granted                       591,000    $38.64
        Exercised                    (368,650)   $18.02
        Forfeited                    (137,840)   $32.17
      Balance at January 28, 2000   2,776,017    $26.94    1,371,397
        Granted                     1,056,500    $31.06
        Exercised                    (249,600)   $22.83
        Forfeited                    (172,900)   $34.88
      Balance at January 26, 2001   3,410,017    $28.11    1,362,467
        Granted                       145,000    $33.83
        Exercised                  (1,100,266)   $23.89
        Forfeited                    (176,250)   $33.12
      Balance at February 1, 2002   2,278,501    $30.13      968,651

The range of options outstanding as of February 1, 2002 is as follows:

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

$15.00-$29.99    1,354,200/649,450          $23.19/$20.06           7.9
$30.00-$44.99      655,801/270,851           34.39/ 32.71           7.5
Over $45.00        268,500/ 48,350           54.69/ 56.15           7.9

                 2,278,501/968,651          $30.13/$25.40           7.8

The options above generally have a 10-year term. Options granted under the company's Stock Option Plan generally vest from six months to five years. Prior to fiscal 2002, options granted under the Non-Employee Director Stock Option Plan had vested over a period from zero to two years.

Stock-based compensation

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the company accounts for its stock-based compensation plans as presented by APB Opinion No. 25 and related interpretations. Accordingly, compensation costs related to the stock awards and grants were $0.1 million, $0.1 million and $0.2 million in fiscal 2002, 2001 and 2000, respectively.
These compensation costs are recorded in deferred compensation in the shareholders' investment section of the consolidated balance sheets.







                                                                       36
Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

Had compensation cost for the company's options granted after January 27, 1995 been determined consistent with the provisions of SFAS No. 123, the company's net income and earnings per share would have been reduced to the following pro forma amounts:

(In thousands,                     Feb. 1,      Jan. 26,     Jan. 28
 except per share data)             2002         2001         2000

Net income
  As reported                     $66,916      $34,657      $48,034
  Pro forma                       $56,584      $28,253      $42,378

Basic earnings per share
  As reported                     $  2.27      $  1.15      $  1.60
  Pro forma                       $  1.92      $  0.94      $  1.41

Diluted earnings per share
  As reported                     $  2.23      $  1.14      $  1.56
  Pro forma                       $  1.89      $  0.93      $  1.38

The fair value of each option grant was estimated as of the date of grant using the Black-Scholes pricing model. The resulting compensation cost was amortized over the vesting period.

The option grant fair values and assumptions used to determine such value are as follows:

Options granted during                 2002        2001        2000
Weighted average grant-date
  fair value                         $19.82      $18.42      $19.74
Assumptions:
  Risk-free interest rate              4.91%       5.90%       5.58%
  Expected volatility                 51.54%      50.48%      38.55%
  Expected term (in years)              7.0         7.0         7.0

Note 3.  Income taxes

Earnings (loss) before income taxes are as follows:

                        2002           2001         2000
United States         $109,003       $ 60,203     $ 78,050
Foreign                 (1,074)        (5,192)      (1,806)
Total                 $107,929       $ 55,011     $ 76,244

The components of the provision for income taxes for each of the periods presented are as follows (in thousands):

      Period ended    February 1,      January 26,      January 28,
                         2002              2001             2000
      Current:
        Federal        $ 44,752          $ 14,647         $ 19,984
        State             2,822               360              473
        Foreign             100               209             (517)
      Deferred           (6,661)            5,138            8,270
                       $ 41,013          $ 20,354         $ 28,210


                                                                       37
Notes to Consolidated Financial Statements
Lands' End, Inc. & Subsidiaries

The difference between income taxes at the statutory federal income tax rate of 35 percent and income tax reported in the statements of operations is as follows (in thousands):

Period ended                February 1,      January 26,      January 28,
                               2002             2001             2000
                           Amount    %      Amount     %     Amount     %
Tax at statutory
  federal tax rate        $37,775   35%    $19,254    35%   $26,685    35%
Foreign taxes (excess
  over statutory rate)        301    -         389     1         22     -
State income taxes,
  net of federal benefit    1,835    2         417     1        907     1
Tax credits & other         1,102    1         294     -        596     1
                          $41,013   38%    $20,354    37%   $28,210    37%

Under the liability method prescribed by SFAS No. 109, "Accounting for Income Taxes," deferred taxes are provided based upon enacted tax laws and rates applicable to the periods in which taxes become payable. Temporary differences which give rise to deferred tax assets and liabilities as of February 1, 2002 and January 26, 2001 are as follows (in thousands):

                                  Feb. 1, 2002    Jan. 26, 2001
    Deferred tax assets:
        Catalog advertising         $ (3,198)       $ (4,628)
        Inventory                      5,107           7,059
        Employee benefits              3,775           4,615
        Reserve for returns            4,005           3,353
        Gift certificates              2,018             849
        Miscellaneous reserves         2,553             679
        Other                          1,645            (954)

          Total                     $ 15,905        $ 10,973
    Deferred tax liabilities:
        Depreciation                $ 10,806        $ 13,069
        Other                          2,032           1,498

          Total                     $ 12,838        $ 14,567

Note 4.  Lines of credit

As of February 1, 2002, the company had unsecured domestic credit facilities totaling $200 million. The only reduction of the facility was $21 million for outstanding letters of credit. There were no outstanding borrowings under the credit facilities as of February 1, 2002 and January 26, 2001.

In addition, the company has unsecured lines of credit with various foreign banks totaling the equivalent of approximately $41 million for its wholly owned subsidiaries. There was $16.2 million outstanding at February 1, 2002, compared with $16.9 million as of January 26, 2001.





                                                                     38
Notes to Consolidated Financial Statements
Lands' End, Inc., & Subsidiaries

The following table summarizes certain information regarding these short-term borrowings:

(Dollars in millions)                2002        2001        2000
Maximum amount of borrowings        $   89      $   73      $   53
Average amount of borrowings        $   27      $   26      $   33
Weighted average interest rate
  during year                         3.83%       4.67%       4.96%
Weighted average interest rate
  at year-end                         4.09%       4.62%       3.43%

Note 5.  Leases

The company leases store and office space and equipment under various leasing arrangements. The leases are accounted for as operating leases. Total rental expense under these leases was $18.7 million, $16.0 million and $15.5 million for the years ended February 1, 2002, January 26, 2001 and January 28, 2000, respectively.

Total future fiscal year commitments under these leases as of February 1, 2002 are as follows (in thousands):

                 2003                     $12,224
                 2004                       8,217
                 2005                       2,968
                 2006                       1,614
                 2007                       1,080
                 Thereafter                 1,805
                                          $27,908

Note 6.  Retirement plan

The company has a retirement plan, which covers most regular employees and provides for annual contributions at the discretion of the board of directors. Also included in the plan is a 401(k) feature that allows employees to make contributions, and the company matches a portion of those contributions. Total expense provided under this plan was $8.2 million, $5.3 million and $5.2 million for the years ended February 1, 2002, January 26, 2001 and January 28, 2000, respectively.

Note 7.  Postretirement benefits

The company has a plan to provide health insurance benefits for eligible retired employees. These insurance benefits will be funded through insurance contracts, a group benefit trust or general assets of the company. Assets were contributed to the plan in January 2002 and January 2001. The cost of these insurance benefits is recognized as the eligible employees render service.









                                                                    39
Notes to Consolidated Financial Statements
Lands' End, Inc., & Subsidiaries

The following table presents the change in the benefit obligation and plan assets in fiscal years 2002 and 2001:
                                             Feb. 1,      Jan. 26,
    (In thousands)                             2002         2001
    Change in benefit obligation:
    Benefit obligation at beginning of year  $ 7,072      $ 5,394
    Service cost                                 860          649
    Interest cost                                527          428
    Plan participants' contributions              30           22
    Actuarial loss                             1,603          733
    Benefits paid                               (220)        (154)
    Benefit obligation at end of year        $ 9,872      $ 7,072

    Change in plan assets:
    Fair value of plan assets at
      beginning of year                      $ 6,016      $ 3,965
    Actual return on plan assets                (449)         120
    Employer contributions                     2,119        2,063
    Plan participants' contributions              30           22
    Benefits paid                               (220)        (154)
    Fair value of plan assets at end of year $ 7,496      $ 6,016

    Net amount recognized:
    Funded status                            $(2,376)     $(1,056)
    Unrecognized net actuarial (gain) loss     2,452          (47)
    Unrecognized prior service cost            3,244        3,514
    Prepaid benefit cost                     $ 3,320      $ 2,411

    Weighted-average assumptions
      at end of year:
    Discount rate                              7.00%        7.50%
    Expected return on plan assets             7.50%        7.50%

The components of net periodic benefit cost for the years ended
February 1, 2002 and January 26, 2001 were as follows:

    (In thousands)                             2002        2001
    Service cost                             $   860      $   649
    Interest cost                                527          428
    Expected return on plan assets              (448)        (297)
    Recognized net actuarial gain                  -          (27)
    Amortization of prior service cost           270          269
    Total postretirement benefit cost        $ 1,209      $ 1,022

For measurement purposes, an 7.5 percent annual rate of increase in the per capita cost of covered health care benefits is assumed for fiscal year 2003. The rate is assumed to decrease gradually to 5 percent for fiscal year 2008 and remain at that level thereafter.










                                                                    40
Notes to Consolidated Financial Statements
Lands' End, Inc., & Subsidiaries

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

                                 Service and       Postretirement
(In thousands)                  Interest Costs   Benefit Obligation
1 percent increase                 $    90            $   631
1 percent decrease                     (76)              (539)

Note 8.  Divestitures

Willis & Geiger
During fiscal 2000, the company completed the liquidation of its Willis & Geiger inventory and fixed assets. The company retains the Willis & Geiger tradename. Sales and results of operations of Willis & Geiger were not material to the consolidated financial statements.

Note 9.  Sales and use tax

A 1992 Supreme Court decision confirmed that the U.S. Constitution's Commerce Clause bars a state from requiring the collection of its use tax by a mail order company unless the company has a physical presence in the state. The company attempts to conduct its operations in compliance with its interpretation of this legal standard. However, there continues to be uncertainty due to inconsistent application of the Supreme Court decision by state and federal courts. While the company has not received assessments from any state, there can be no assurance the company's compliance will not be challenged. The amount of potential assessments, if any, cannot be reasonably estimated.

The Supreme Court decision also established that Congress has the power to enact legislation that would permit states to require collection of use taxes by mail order companies. In October 1998, the Internet Tax Freedom Act was enacted. Among other things, this act placed a three-year moratorium on multiple and discriminatory taxes on electronic commerce and appointed an Advisory Commission to study tax issues related to electronic and other forms of commerce. In its final report to Congress on April 3, 2000, the Advisory Commission favored the extension of the moratorium and greater uniformity and simplification of the state sales and use tax systems. The moratorium has since been extended until November 1, 2003. Also, there have been several other initiatives at the congressional and state levels to implement the Advisory Commission's recommendations to modify current sales and use tax laws and policies. We continue to monitor this activity and its potential effect on the company's collection obligations. The company anticipates that any legislative change, if adopted, would be applied only on a prospective basis.

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

Core

The core segment is composed of adult apparel offered through our regular monthly catalogs, tailored catalogs and prospector catalogs. Merchandise sales for these products that are received via the Internet, liquidation or export channels are also included in this core segment. The regular monthly catalogs contain a full assortment of classically inspired, traditionally styled casual wear for adults. Some of these products include dress shirts, jeans, mesh knit shirts, women's knits, sweaters, outerwear, and turtlenecks. The prospecting catalog is a condensed version of our monthly catalog featuring some of the company's best selling products. The prospector catalogs are sent to active buyers, to those on the house file who have been inactive or have yet to make a purchase and to prospective customers. The tailored catalogs are Lands' End Men and Lands' End Women (formerly First Person), offering men and women a broad assortment of tailored and casual clothes for the workplace.

Specialty

The specialty segment is composed of the Kids, Lands' End Business Outfitters (formerly Corporate Sales) and Home (formerly Coming Home) businesses. Merchandise sales for these products that are received via the Internet, liquidation or export channels are included in this specialty segment. The specialty businesses have been developed over the years in response to customer requests for additional merchandise and are used to target specific needs that are important to Lands' End customers. The Kids business offers a collection of clothing for children of all ages. In addition, there is a uniform business that targets the growing uniform trend in many public and private schools. The Lands' End Business Outfitters division is a business-to-business unit that utilizes the company's embroidery capabilities to design and apply unique emblems and logos on Lands' End product for corporations, clubs, teams and other groups. The Home business offers home products, primarily bedding and bath items.

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



                                                                      42
Notes to Consolidated Financial Statements
Lands' End, Inc., & Subsidiaries

Pertinent financial data by operating segment for the three years ended February 1, 2002, are as follows (1):

                               Fiscal year ended February 1, 2002
                        -----------------------------------------------------
(In thousands)          Core   Specialty  International  Other   Consolidated

Net merchandise sales $873,217  $432,794     $142,219   $     -   $1,448,230
Income (loss) before
  income taxes        $ 78,425  $ 24,686     $  6,462   $(1,644)  $  107,929
Identifiable
  assets              $366,726  $181,761     $ 50,633   $     -   $  599,120
Depreciation and
  amortization        $ 16,513  $  8,185     $  2,248   $     -   $   26,946
Capital expenditures  $ 26,633  $ 13,200     $    681   $     -   $   40,514
Interest expense      $    430  $    213     $    707   $     -   $    1,350
Interest income       $    781  $    387     $    353   $     -   $    1,521


                                Fiscal year ended January 26, 2001
                       ------------------------------------------------------
(In thousands)          Core   Specialty  International  Other   Consolidated

Net merchandise sales $813,464  $408,314     $133,196  $      -   $1,354,974
Income (loss) before
  income taxes        $ 35,523  $ 27,450     $ (1,280) $ (6,682)  $   55,011
Identifiable
  assets              $293,885  $147,380     $ 66,364  $      -   $  507,629
Depreciation and
  amortization        $ 14,020  $  7,031     $  2,381  $      -   $   23,432
Capital expenditures  $ 28,733  $ 14,410     $  1,410  $      -   $   44,553
Interest expense      $    690  $    346     $    476  $      -   $    1,512
Interest income       $  1,347  $    675     $    222  $      -   $    2,244


                                Fiscal year ended January 28, 2000
                        -----------------------------------------------------
(In thousands)          Core   Specialty  International  Other   Consolidated

Net merchandise sales $780,123  $396,502     $143,198  $      -   $1,319,823
Income (loss) before
  income taxes(2)     $ 32,380  $ 43,175     $  2,708  $ (2,019)  $   76,244
Identifiable
  assets              $262,397  $133,276     $ 60,523  $      -   $  456,196
Depreciation and
  amortization        $ 12,165  $  6,179     $  2,371  $      -   $   20,715
Capital expenditures  $ 17,573  $  8,925     $  1,515  $      -   $   28,013
Interest expense      $    848  $    430     $    612  $      -   $    1,890
Interest income       $    547  $    278     $     57  $      -   $      882

 (1) Certain amounts in fiscal year 2001 have been reclassified to conform to fiscal 2002 presentation.

 (2) Includes non-recurring credits of $0.5 million and $1.3 million allocated to the core and specialty segments, respectively.


                                                                       43
Notes to Consolidated Financial Statements
Lands' End, Inc., & Subsidiaries

Pertinent financial data by geographical location for the three years ended February 1, 2002 are as follows:

                    Net Merchandise Sales           Identifiable Assets
                ------------------------------  ----------------------------

(In thousands)  02/01/02   01/26/01   01/28/00  02/01/02  01/26/01  01/28/00

United States  $1,306,011 $1,221,778 $1,176,625 $548,487  $441,265  $395,673
Other countries   142,219    133,196    143,198   50,633    66,364    60,523

Total          $1,448,230 $1,354,974 $1,319,823 $599,120  $507,629  $456,196


Note 11.  Derivative instruments and hedging activities

The company has transactions with foreign subsidiaries, which expose the company to variability in foreign currency cash flows. To mitigate this risk, the company enters into foreign exchange forward contracts and options with a maximum hedging period of 24 months. Such foreign exchange forward contracts and options are treated as cash flow hedges for accounting purposes with the fair value of the derivative instruments recorded on the consolidated balance sheet as assets or liabilities and, to the extent that it is effective, it is recorded to accumulated other comprehensive income. The company has no other freestanding or embedded derivative instruments.

The impact from cash flow hedges for the fiscal years ended February 1, 2002, January 26, 2001 and January 28, 2000, resulted in net losses of ($0.1) million and ($0.4) million and a gain of $0.4 million, respectively, which is included in other income and expense on the consolidated statements of operations. The company estimates that net hedging gains of $3.3 million will be reclassified from accumulated other comprehensive income into earnings through lower cost of sales and other income and expense within the 12 months between February 2, 2002 and January 31, 2003.























                                                                    44
Notes to Consolidated Financial Statements
Lands' End, Inc., & Subsidiaries

Note 12.  Consolidated quarterly analysis (unaudited)

(In thousands, except per share data)
                                           Fiscal 2002
                            -----------------------------------------
                            1st Qtr.   2nd Qtr.   3rd Qtr.   4th Qtr.
Total revenue               $311,120   $285,821   $376,115   $596,006
Gross profit                 131,944    124,857    164,916    267,109
Pretax income                  9,373      4,864     19,424     74,268
Net income                  $  5,858   $  3,040   $ 12,140   $ 45,878
Basic earnings per share    $   0.20   $   0.10   $   0.41   $   1.54
Diluted earnings per share  $   0.20   $   0.10   $   0.41   $   1.51
Basic weighted average
  shares outstanding          29,380     29,415     29,335     29,772
Diluted weighted average
  shares outstanding          29,620     29,992     29,782     30,372
Market price of shares
 outstanding (in dollars):
  - Market high                30.40      43.60      40.92      53.35
  - Market low                 22.50      29.10      28.05      31.76



                                           Fiscal 2001
                            -----------------------------------------
                            1st Qtr.   2nd Qtr.   3rd Qtr.   4th Qtr.
Total revenue               $285,840   $275,625   $362,261   $538,557
Gross profit                 119,768    121,268    145,209    235,434
Pretax income (loss)             464     (2,986)     7,052     50,481
Net income (loss)           $    292   $ (1,881)  $  4,443   $ 31,803
Basic earnings (loss)
  per share                 $   0.01   $  (0.06)  $   0.15   $   1.08
Diluted earnings (loss)
  per share                 $   0.01   $  (0.06)  $   0.15   $   1.07
Basic weighted average
  shares outstanding          30,199     30,295     30,290     29,412
Diluted weighted average
  shares outstanding          30,835     30,722     30,491     29,623
Market price of shares
 outstanding (in dollars):
  -Market high                 61.50      42.00      37.25      31.80
  -Market low                  27.25      28.56      18.70      21.75


















                                                                     45
                                                                      46


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

Management of the company has established and maintains a system of internal control that provides for appropriate division of responsibility, reasonable assurance as to the integrity and reliability of the consolidated financial statements, the protection of assets from unauthorized use or disposition, the prevention and detection of fraudulent financial reporting, and the maintenance of an active program of internal audits. Management believes that, as of February 1, 2002, the company's system of internal control is adequate to accomplish the objectives discussed herein.

Three independent directors of the company serve as the audit committee of the board of directors and are the principal means through which the board supervises the performance of the financial reporting duties of management. The audit committee meets with management, the internal audit staff, and the company's independent auditors throughout the year to review the company's performance, the results of audits of the company and plans for future audits. At these meetings, the audit committee also meets privately with the internal audit staff and the independent auditors to assure its free access to them.



/s/  DAVID F. DYER                  /s/  DONALD R. HUGHES
     David F. Dyer                       Donald R. Hughes
     Chief Executive Officer             Senior Vice President and
                                         Chief Financial Officer

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Lands' End, Inc.:

We have audited the accompanying consolidated balance sheets of Lands' End, Inc. (a Delaware corporation) and its subsidiaries as of February 1, 2002, and January 26, 2001, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the three years in the period ended February 1, 2002. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lands' End, Inc. and subsidiaries as of February 1, 2002, and January 26, 2001, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 2002, in conformity with accounting principles generally accepted in the United States.





ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin
March 8, 2002

                               Part II continued

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure


On March 25, 2002, the Board of Directors of Lands' End, Inc. ("the Company") and its Audit Committee dismissed Arthur Andersen LLP ("Arthur Andersen") as the Company's independent public accountants and engaged Ernst & Young LLP ("Ernst & Young") to serve as the Company's independent public accountants for the fiscal year ending January 31, 2003, effective upon the filing by the Company of this Annual Report on Form 10-K for the fiscal year ended February 1, 2002. The Company is seeking shareholder ratification at the Company's 2002 Annual
Meeting of Shareholders to be held in May, 2002.

Arthur Andersen's reports on the Company's consolidated financial statements for each of the fiscal years ended February 1, 2002, January 26, 2001 and January 28, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended February 1, 2002, January 26, 2001 and
January 28, 2000 and through the date hereof, there were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused Arthur Andersen to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such years. There were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K during the period mentioned in the prior sentence.

The Company provided Arthur Andersen with a copy of the foregoing disclosures. Attached as Exhibit 16.1 is a copy of Arthur Andersen's letter, dated April 12, 2002, stating its agreement with such statements.

During the fiscal years ended February 1, 2002 and January 26, 2001 and through the date hereof, the Company did not consult Ernst & Young with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

                                 Part III

Item 10.  Directors and Executive Officers of the Registrant

   The information required by this item with respect to directors of the company is incorporated herein by reference to pages 1 through 5 of the Lands' End, Inc. Notice of 2002 Annual Meeting and Proxy Statement filed April 12, 2002 (the "Proxy Statement").

   The information required by this item with respect to executive officers of the company is included on pages 11 and 12 in Part I of this Form 10-K report.

Item 11.  Executive Compensation

   The information required by this item is incorporated herein by reference to pages 7 through 10 of the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   The information required by this item is incorporated herein by reference to page 12 of the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

   The information required by this item is incorporated herein by reference to pages 2, 3, 9 and 10 of the Proxy Statement.

                                PART IV.

Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K

          (a)   1.  Consolidated Financial Statements
                    See index on page 2.

                2.  Exhibits

                    Table                                            Exhibit
                    Number                Description                 Number
                    ------                -----------                -------

                     (23)       Consent of Arthur Andersen LLP           1

                     (99)       Letter from Registrant to the            1
                                Securities and Exchange Commission
                                relating to Arthur Andersen LLP

          (b)   Reports on Form 8-K

                The following reports were filed on Form 8-K during the three-month period ended February 1, 2002.

                1. Form 8-K filed on November 14, 2001, announcing the company's third quarter results for the period ended October 26, 2001.

                2. Form 8-K filed on January 17, 2002, announcing the company's holiday results for the period ended December 28, 2001.




























                                                                      50
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 12, 2002.

                                           LANDS' END, INC.


                                   By /s/  DONALD R. HUGHES
                                           ---------------------------
                                           Donald R. Hughes
                                           Senior Vice President and
                                           Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities shown, as of April 12, 2002.


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


/s/  CHERYL FRANCIS         Director
---------------------------
     Cheryl Francis







                                                                      51
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTARY SCHEDULE


We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in the Lands' End, Inc. annual report to shareholders included in this Form 10-K and have issued our report thereon dated March 8, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule on page 53 of this Form 10-K is the responsibility of the company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.





/s/  ARTHUR ANDERSEN LLP
     Milwaukee, Wisconsin
     March 8, 2002





































                                                                     52

                      LANDS' END, INC. & SUBSIDIARIES
                                SCHEDULE II
                     VALUATION AND QUALIFYING ACCOUNTS
                          (Dollars in thousands)


                               Balance,   Amounts     Write-Offs  Balance,
                               Beginning  Charged to   Against    End of
                               of Period  Net Income   Reserve    Period
                               ---------  ----------   -------    ------
Reserve for Returns:


Fiscal Year Ended
February 1, 2002                $ 9,061    $241,652   $241,329   $  9,384
                                =======    ========   ========   ========

Fiscal Year Ended
January 26, 2001                $ 7,869    $230,145   $228,953   $  9,061
                                =======    ========   ========   ========

Fiscal Year Ended
January 28, 2000                 $ 7,193    $210,393   $209,717   $  7,869
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

     Table               Description                       Exhibit   Doc
     Number                of Item                         Number    Desc
     ------              -----------                       -------   ----
      (3)    Articles of Incorporation and By-laws:

             Certificate of Incorporation of the company,     1     S-1
                  as amended through October 3, 1986

             Amendment to Certificate of Incorporation of     4     10-Q
                  the company, dated May 20, 1994                July 1994

             Amended and Restated By-laws of the company      2     10-K
                                                                    1993
      (4)    Equity Instrument and Agreements relating
                  to Debt Obligations:

             Form of Stock Certificate to evidence the        1     10-Q
                  Common stock                                    Aug 1990

             First Amendment to the Lands' End                2     S-8
                  Retirement Plan                                 Oct 1995

      (10)   Material Contracts:

             Annual Incentive Plan and Long-Term                   Proxy
                  Incentive Plan                                    1996

             Amended and Restated Stock Option Plan                Proxy
                  of the company dated March 18, 2002               2002

             Amended and Restated Non-Employee Director       1     10-K
                  Stock Option Plan on February 5, 2001             2001

             Director Stock Grant Plan                              Proxy
                                                                    2001

             Form of Director Deferred Compensation           1     10-Q
                    Agreement                                     July 1995

             Amended and Restated Statement of Corporate      2     10-K
                  Policy regarding Transactions in                  2001
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

   (16)      Letter from Arthur Andersen LLP to the          1      8-K/A
             Securities and Exchange Commission dated             April 2002
             April 12, 2002

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






/s/  ARTHUR ANDERSEN LLP
     Milwaukee, Wisconsin
     April 12, 2002
































                                                        Exhibit 99




                                Lands' End, Inc.
                                 Lands End Lane
                              Dodgeville, WI  53595






Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, DC  20549

April 12, 2002

Ladies and Gentlemen:

This will confirm that Lands' End, Inc. (the "Company") has received a letter from Arthur Andersen LLP ("Arthur Andersen") with respect to Arthur Andersen's audit of the Company's consolidated financial statements for the year ended February 1, 2002. Arthur Andersen's letter certifies that the audit was subject to Arthur Andersen's quality control system for the U.S. accounting and auditing practice to provide reasonable assurance that the engagement was conducted in compliance with professional standards, that there was appropriate continuity of Arthur Andersen personnel working on the audit, availability of national office consultation, and availability of personnel at foreign affiliates of Arthur Andersen to conduct the relevant portions of the audit.

Very truly yours,



Donald R. Hughes
Senior Vice President and
Chief Financial Officer