Form 10-Q
period 2002-05-03
LANDS END INC
filed 2002-06-04
CIK 799288

===========================================================================
                              UNITED STATES
                     	SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                              _______________

                                 FORM 10-Q
(Mark one)
    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the Quarter Ended May 3, 2002
                            OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.

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

          Yes   X                             No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 4, 2002:

Common stock, $.01 par value 30,037,942,shares outstanding
















                      LANDS' END, INC. & SUBSIDIARIES
                             INDEX TO FORM 10-Q


                                                                    Page
PART I.  FINANCIAL INFORMATION                                     Number

   Item 1.  Financial Statements

            Consolidated Statements of Operations for the
               Three Months Ended May 3, 2002, and
               April 27, 2001....................................     3

            Consolidated Balance Sheets at May 3, 2002,
               and February 1, 2002.............................     4

            Consolidated Statements of Cash Flows for the
               Three Months Ended May 3, 2002, and
               April 27, 2001....................................     5

            Notes to Consolidated Financial Statements...........   6-10

   Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations........................................  11-15

   Item 3.  Quantitative and Qualitative Disclosures About
               Market Risk.......................................    16

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings....................................    17

   Item 4.  Submission of Matters to a Vote of
               Security Holders..................................    17

   Item 6.  Exhibits and Reports on Form 8-K.....................  17-18

   Signature.....................................................    19









                                                                       2
                       PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                       LANDS' END, INC. & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)

                                         Three months ended
                                          May 3,    April 27,
                                           2002       2001
                                             (unaudited)

Revenue
  Net merchandise sales                  $314,628    $287,117
  Shipping and handling revenue            26,547      24,003
Total revenue                             341,175     311,120

Cost of sales
  Cost of merchandise sales               157,914     154,913
  Shipping and handling costs              26,325      24,263
Total cost of sales                       184,239     179,176

Gross profit                              156,936     131,944

Selling, general and
  administrative expenses                 131,292     121,438

Income from operations                     25,644      10,506

  Other income (expense):
    Interest expense                         (281)       (233)
    Interest income                           498         636
    Other                                     745      (1,536)
    Total other income (expense), net         962      (1,133)

Income before income taxes                 26,606       9,373
Income tax provision                       10,110       3,515

Net income                               $ 16,496    $  5,858

Basic earnings per share                 $   0.55    $   0.20

Diluted earnings per share               $   0.54    $   0.20

Basic weighted average shares
  outstanding                              30,004      29,380
Diluted weighted average shares
  outstanding                              30,553      29,620

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                                                                      3

                      LANDS' END, INC. & SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                               (In thousands)

                                            May 3,       February 1,
                                             2002           2002
                                         (unaudited)
Assets
Current assets:
  Cash and cash equivalents                $114,422      $122,091
  Receivables, net                           17,388        13,297
  Inventory                                 215,717       227,220
  Prepaid advertising                        18,742        15,710
  Other prepaid expenses                      9,738         8,361
  Deferred income tax benefits               15,905        15,905
Total current assets                        391,912       402,584

Property, plant and equipment, at cost:
  Land and buildings                        117,624       117,785
  Fixtures and equipment                    107,872       105,588
  Computer hardware and software            118,366       116,000
  Leasehold improvements                      4,877         4,837
Total property, plant and equipment         348,739       344,210
  Less-accumulated depreciation
    and amortization                        154,971       150,342
Property, plant and equipment, net          193,768       193,868
Intangibles, net                              2,696         2,668
Total assets                               $588,376      $599,120

Liabilities and shareholders' investment
Current liabilities:
  Lines of credit                          $ 16,502      $ 16,169
  Accounts payable                           69,275        83,363
  Reserve for returns                         7,238         9,384
  Accrued liabilities                        51,727        46,910
  Accrued profit sharing                      2,373         4,781
  Income taxes payable                       13,944        24,957
Total current liabilities                   161,059       185,564

Deferred income taxes                        11,376        12,838

Shareholders' investment:
  Common stock, 40,221 shares issued            402           402
  Donated capital                             8,400         8,400
  Additional paid-in capital                 39,777        39,568
  Deferred compensation                         (37)          (56)
  Accumulated other comprehensive income        958         3,343
  Retained earnings                         572,499       556,003
  Treasury stock, 10,208 and 10,236
    shares at cost, respectively           (206,058)     (206,942)
Total shareholders' investment              415,941       400,718
Total liabilities and shareholders'
  investment                               $588,376      $599,120

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.
                                                                      4
                      LANDS' END, INC. & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)

                                                      Three months ended
                                                      May 3,    April 27,
                                                       2002       2001
                                                         (unaudited)
Cash flows from (used for) operating activities:
  Net income                                         $ 16,496   $  5,858
    Adjustments to reconcile net income to net
     cash flows used for operating activities-
       Depreciation and amortization                    7,258      6,235
       Deferred compensation expense                       19         18
       Deferred income taxes                           (1,462)     2,684
       Loss on disposal of fixed assets                   276          -
       Tax benefit of stock options                       209        450
       Changes in current assets and liabilities:
         Receivables, net                              (4,091)     2,668
         Inventory                                     11,503     (9,350)
         Prepaid advertising                           (3,032)    (3,174)
         Other prepaid expenses                        (1,377)       768
         Accounts payable                             (14,088)   (29,016)
         Reserve for returns                           (2,146)    (1,774)
         Accrued liabilities                            4,128     (4,779)
         Accrued profit sharing                        (2,408)    (1,602)
         Income taxes payable                         (11,013)   (13,610)
       Other                                           (2,416)    (1,497)
Net cash flows used for operating activities           (2,144)   (46,121)

Cash flows used for investing activities:
  Cash paid for capital additions                      (6,742)    (9,361)
Net cash flows used for investing activities           (6,742)    (9,361)

Cash flows from (used for) financing activities:
  Proceeds from short-term debt                           333      4,633
  Purchases of common stock                                (9)        (4)
  Issuance of treasury stock                              893      2,093
Net cash flows from financing activities                1,217      6,722

Net decrease in cash and cash equivalents              (7,669)   (48,760)
Beginning cash and cash equivalents                   122,091     75,351

Ending cash and cash equivalents                     $114,422   $ 26,591

Supplemental cash flow disclosures:
  Interest paid                                      $    281   $    233
  Income taxes paid                                    21,055     17,000

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.





                                                                       5
                     LANDS' END, INC. & SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of significant accounting policies

Interim financial statements

The condensed consolidated financial statements included herein have been prepared by Lands' End, Inc. (the company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (S.E.C.), and in the opinion of management contain all adjustments (consisting primarily of normal recurring adjustments) necessary to present fairly the financial position. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods disclosed within this report are not necessarily indicative of future financial results. These consolidated financial statements are condensed and should be read in conjunction with the financial statements and the notes thereto included in the company's latest Annual Report on Form 10-K, which includes financial statements for the year ended February 1, 2002.

Pending acquisition

On May 13, 2002, Lands' End announced that it had entered into a definitive agreement with Sears, Roebuck and Co. (Sears) for Sears to acquire 100 percent of the outstanding common stock of Lands' End in a cash tender offer for $62 a share, or approximately $1.9 billion (the "Transaction"). Additional information on this "Transaction" can be obtained from filings on behalf of the company with the S.E.C. commencing on May 13, 2002.

Reclassifications

Certain financial statement amounts have been reclassified to be consistent with the current presentation.

Foreign currency translations and transactions

Financial statements of the foreign subsidiaries and foreign-denominated assets are translated into U.S. dollars in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 52. Translation adjustments of the financial statements of the foreign subsidiaries are recorded in accumulated other comprehensive income, which is a component of shareholders' investment. Gains and losses resulting from the translation of other foreign-denominated assets and foreign currency transactions are recorded as other income and expense in the consolidated statements of operations. For the periods ended May 3, 2002 and April 27, 2001, a gain of $0.1 million and a loss of $0.4 million were recorded, respectively.



                                                                     6
                    LANDS' END, INC. & SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The impact from cash flow hedges for the first quarter of fiscal 2003 was a net gain of $0.8 million, compared to a net loss of $0.3 million in the first quarter of fiscal 2002, which is included in other income and expense on the consolidated statements of operations. The company estimates that net hedging gains of $0.6 million will be reclassified from accumulated other comprehensive income into earnings through lower cost of sales and other income and expense within the 12 months between May 4, 2002 and May 2, 2003.

Earnings per share

The following table discloses the computation of diluted earnings per share and basic earnings per share.

                                                 Three months ended
  (In thousands, except per share data)     May 3, 2002    April 27, 2001

  Net income                                 $  16,496        $   5,858
  Average shares of common stock
    outstanding                                 30,004           29,380
  Incremental shares from assumed
    exercise of stock options                      549              240
  Diluted weighted average shares of
    common stock outstanding                    30,553           29,620

  Basic earnings per share                    $   0.55        $    0.20

  Diluted earnings per share                  $   0.54        $    0.20












                                                                    7
                    LANDS' END, INC. & SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive income

In accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," the following table presents the company's comprehensive income.

                                          Three months ended
(In thousands)                       May 3, 2002    April 27, 2001
Net income                            $  16,496         $   5,858
Other comprehensive income:
  Foreign currency translation
    adjustments                             404              (619)
  Unrealized loss on forward
    contracts and options                (2,789)             (878)
Comprehensive income                  $  14,111         $   4,361

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

The following tables include pertinent financial data by operating segment for the quarters ended May 3, 2002 and April 27, 2001 (1).

                                Three months ended May 3, 2002

                                              Inter-            Consoli-
                          Core    Specialty  national   Other    dated
(In thousands)
Net merchandise sales   $197,484  $ 85,499   $ 31,645  $     -  $314,628
Income before income
  taxes                   20,350     3,823      1,513      920    26,606
Identifiable assets      358,423   176,536     53,417        -   588,376
Depreciation and
  amortization             4,512     2,223        523        -     7,258
Capital expenditures       4,259     2,097        386        -     6,742
Interest expense              89        39        153        -       281
Interest income              326       141         31        -       498







                                                                    8

                   LANDS' END, INC. & SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                               Three months ended April 27, 2001

                                               Inter-           Consoli-
(In thousands)             Core    Specialty  national  Other    dated

Net merchandise sales   $172,693  $ 86,294   $ 28,130 $     -   $287,117
Income (loss) before
  income taxes             8,108     2,799     (1,251)   (283)     9,373
Identifiable assets      274,260   135,084     61,406       -    470,750
Depreciation and
  amortization             3,787     1,865        583       -      6,235
Capital expenditures       6,201     3,054        106       -      9,361
Interest expense              21        10        202       -        233
Interest income              275       137        224       -        636

(1)	Fiscal 2002 has been restated to conform to fiscal 2003
      presentation.



New accounting standard not yet adopted

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements no. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Statement 145 rescinds Statement 4, "Reporting Gains and Losses from Extinguishment of Debt-an amendment of APB Opinion No. 30", which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.
As a result, the criteria set forth by APB Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Statement 145 also amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This Statement also makes non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The company does not expect the provisions of SFAS No. 145 to have a material impact on the company's consolidated financial position, results of operations, or cash flows and intends to adopt SFAS No. 145 for the 2003 fiscal year.








                                                                    9

                   LANDS' END, INC. & SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 2.  Shareholder's investment

Stock options

Pursuant to shareholder approval in May 2002, the company increased from
5.5 million to 6.7 million the number of shares of common stock, either authorized and unissued shares or treasury shares, that may be issued pursuant to the exercise of options granted under the company's Stock Option Plan (for employees). As of June 4, 2002, a total of 2,762,006 shares of company common stock have been issued pursuant to the exercise of stock options awarded under the Stock Option Plan (for employees) and Non-Employee Director Stock Option Plan. In addition, a total of 2,788,051 stock options are currently outstanding.

Per the company's stock option plans, consummation of the tender offer by Sears, Roebuck and Co. shall cause all company stock options to fully vest and become exercisable. Upon completion of the merger, each unexercised and outstanding stock option will be cancelled and exchanged for a cash payment equal to the excess of $62 over the grant price, less applicable taxes.






























                                                                    10

Item 2.
                         Management's Discussion
                               and Analysis

Results of Operations

               Three Months Ended May 3, 2002, compared with
                     Three Months Ended April 27, 2001

On May 13, 2002, Lands' End announced that it had entered into a definitive agreement with Sears, Roebuck and Co. for Sears to acquire 100 percent of the outstanding common stock of Lands' End in a cash tender offer for $62 a share, or approximately $1.9 billion (the "Transaction"). Additional information on this "Transaction" can be obtained from filings on behalf of the company with the S.E.C. commencing on May 13, 2002.

Total revenue for the first quarter just ended was $341.2 million, up 10 percent from $311.1 million in the prior year's first quarter. In the quarter just ended, growth in the core business segment was led by strength in the women's division. The co-ed division showed modest growth, and men's showed a modest decline. In the specialty segment, the Kids and Home divisions were relatively flat; and Business Outfitters was slightly down. All international businesses had strong sales increases when measured in their local currencies, and overall international sales in U.S. dollars were improved from last year. Internet sales at landsend.com were $79 million in the quarter just ended, compared with $54 million in the prior year.

Gross profit for the quarter just ended was $157 million, or 46.0 percent of total revenue, compared with $132 million, or 42.4 percent of total revenue in the prior year. Merchandise gross profit margin rose due to higher initial margins from improved sourcing, as well as from lower levels of liquidations and lower provisions for inventory reserves. Lower liquidations of excess inventory were due to a change in timing of our post-holiday clearance catalog that shifted revenue into the fourth quarter of last year.

Liquidation of excess inventory was 8 percent of net merchandise sales for the first quarter, compared with 11 percent in the prior year. Inventory was $216 million as of May 3, 2002, up 9 percent from $198 million at the same time last year. Inventory is currently in line with the sales increase and with planned levels, and the quality of inventory is improved from the prior year.

For the first quarter this year, selling, general and administrative (SG&A) expenses were $131 million, up 8 percent from $121 million in the prior year. As a percentage of total revenue, SG&A was 38.5 percent, compared with 39.0 percent in the prior year. Stronger customer response resulted in increased productivity per catalog page, resulting in relatively lower catalog costs. These improvements were partially offset by higher accruals for employee compensation and profit-sharing expense, both due to improved profitability.

Net income for the quarter just ended was $16.5 million, and diluted earnings per share were $0.54, compared with net income of $5.9 million, or $0.20, for the same period last year.

                                                                       11
Segment results

The company has three business segments consisting of Core (regular monthly and prospecting catalogs, Lands' End Women and Lands' End Men), Specialty (Kids, Business Outfitters, and Home catalogs) and International (foreign-based operations in Japan, United Kingdom and Germany). "Other" includes currency gains and losses, corporate expenses, intercompany eliminations, and other income and deduction items that are not allocated to segments.

The core segment's net merchandise sales were $197.5 million, representing 62.8 percent of the company's net merchandise sales and an increase of $24.8 million from the prior year. The women's and co-ed divisions accounted for the strong growth in the core segment. The core segment's pretax income increased $12.2 million from the prior year.

The specialty segment's net merchandise sales were $85.5 million, which were 27.2 percent of the company's net merchandise sales and $0.8 million below the prior year. This sales decrease was principally from our Business Outfitters and Kids divisions. The specialty segment's pretax income increased $1.0 million from the prior year.

The international segment's net merchandise sales were $31.6 million, which were 10.0 percent of total net merchandise sales and $3.5 million above the prior year. The increase was mainly from the German and United Kingdom businesses. The international segment's pretax income increased by $2.8 million from the prior year.

Segment net merchandise sales for the three months ended (1)
(Amounts in thousands)

Net Merchandise Sales
                          May 3, 2002              April 27, 2001
                     Amount   % of Net Sales    Amount   % of Net Sales

Core               $197,484       62.8%       $172,693       60.1%
Specialty            85,499       27.2%         86,294       30.1%
International        31,645       10.0%         28,130        9.8%
  Total net sales  $314,628      100.0%       $287,117      100.0%

(1)  Shipping and handling revenue is excluded.

Income (loss) before income taxes for the three months ended (2)
(Amounts in thousands)
                          May 3 2002               April 27, 2001
                     Amount   % of Revenue      Amount   % of Revenue

Core                $20,350        6.0%        $ 8,108        2.6%
Specialty             3,823        1.1%          2,799        0.9%
International         1,513        0.4%         (1,251)      (0.4%)
Other                   920        0.3%           (283)      (0.1%)
  Income before
    income taxes    $26,606        7.8%        $ 9,373        3.0%

(2)  Percentages are based on total revenue.

                                                                   12
Seasonality of business

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

The company has a 3-year $200 million senior unsecured revolving credit agreement ("Credit facility) with a syndicate of banks to provide funding for working capital for operations and general corporate purposes. The Credit facility will mature on November 4, 2004, with a provision for a one-year extension, subject to lender approval. Additionally, the company may request that the lenders increase the total commitment to an amount not to exceed $250 million. Indebtedness under the Credit facility bears interest calculated, at the company's option, at either defined base rate, LIBOR plus a margin based on the company's fixed charge coverage ratio or competitive bid rates. Under the Credit facility, the company is required to pay a facility fee based on the total commitment and to maintain certain financial ratios, including fixed charge coverage and total indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA). At May 3, 2002, the only reduction to this Credit facility was about $31 million of outstanding letters of credit.

The company also maintains foreign credit lines for use in foreign operations totaling the equivalent of approximately $43 million as of May 3, 2002, of which about $17 million was outstanding.

Since fiscal 1990, the company's board of directors has authorized the company from time to time to purchase a total of 14.7 million shares of treasury stock. As of June 4, 2002, 13.1 million shares have been purchased, and there is a balance of 1.6 million shares available to the company.







                                                                    13
Capital investment

Capital expenditures for fiscal 2003 are currently planned to be about $35 million, of which about $7 million had been expended through May 3, 2002. Major projects to date have been investments in our information technology and certain material handling equipment. The company believes that its cash flow from operations and borrowings under its current credit facilities will provide adequate resources to meet its capital requirements, operational needs and treasury stock purchases for the foreseeable future.

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

Business Outlook

On April 9, 2002, Lands' End updated its business outlook and filed it with the Securities and Exchange Commission on a form 8-K. Because of the Transaction described previously, no further guidance is being provided at this time.









                                                                   14
Statement regarding forward-looking information

Statements in this document that are not historical, including, without limitation, statements regarding our plans, expectations, assumptions, and estimations for the Transaction or for fiscal 2003 revenues, gross profit margin, and earnings, as well as anticipated sales trends and future development of our business strategy, are considered forward-looking and speak only as of today's date. As such, these statements are subject to a number of risks and uncertainties. Future results may be materially different from those expressed or implied by these statements due to a number of factors. Currently, we believe that the principal factors that create uncertainty about our future results are the following: customer response to our merchandise offerings, circulation changes and other initiatives; the mix of our sales between full price and liquidation merchandise; overall consumer confidence and general economic conditions, both domestic and foreign; effects of weather on customer purchasing behavior; effects of shifting patterns of e-commerce versus catalog purchases; costs associated with printing and mailing catalogs and fulfilling orders; dependence on consumer seasonal buying patterns; fluctuations in foreign currency exchange rates; and changes that may have different effects on the various sectors in which we operate (e.g., rather than individual consumers, the Business Outfitters division, included in the specialty segment, sells to numerous corporations, and certain of these sales are for their corporate promotional activities). Our future results could, of course, be affected by other factors as well. Also, the Transaction is not yet completed and is subject to a two-thirds minimum tender condition. More information about these risks and uncertainties may be found in the company's 8-K and 10-K filings with the S.E.C.

The company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Additional information

This document is neither an offer to purchase nor a solicitation of an offer to sell securities of Lands' End. On May 17, 2002, a tender offer (referenced above) commenced, Sears, Roebuck and Co. filed a tender offer statement with the U.S. Securities and Exchange Commission, and Lands' End filed a solicitation/recommendation statement with respect to the offer. Investors and Lands' End stockholders are strongly advised to read the tender offer statement (including an offer to purchase, letter of transmittal and related tender documents) and the related solicitation/recommendation statement because they will contain important information. These documents are available at no charge at the S.E.C.'s Web site at www.sec.gov and may also be obtained by calling (800) 732-7780 and selecting option three.









                                                                     15
Item 3:  Quantitative and Qualitative Disclosure About Market Risk

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

As of May 3, 2002, the company had outstanding foreign currency forward contracts totaling about $60.5 million and options totaling nearly $4.9 million, compared in the prior year of nearly $59 million for foreign currency forward contracts and almost $16 million option contracts outstanding.

The company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of its short-term borrowing and investment activities at variable interest rates. As of May 3, 2002, the company had no outstanding financial instruments related to its debt or investments.



























                                                                    16
                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         There are no material legal proceedings presently pending, except for routine litigation incidental to the business, to which Lands' End, Inc., is a party or of which any of its property is the subject.


Items 2 and 3 are not applicable and have been omitted.


Item 4.  Submission of Matters to a Vote of Security Holders
         At the Annual Meeting of Shareholders held on May 22, 2002, pursuant to the Notice of Annual Meeting of Shareholders and Proxy Statement dated April 22, 2002, the voting results were as follows:

(a) Each of the three nominees (David F. Dyer, Cheryl A. Francis and Richard C. Marcus were elected to the Board of Directors as follows:

              Director's name      Shares voted FOR    Shares WITHHELD
              David F. Dyer           27,732,045           193,918
              Cheryl A. Francis       27,689,341           236,622
              Richard C. Marcus       27,688,010           237,953

         (b) The appointment of Ernst & Young LLP as independent public accountants for the company for the fiscal year ending January 31, 2003, was approved (27,491,817 shares voted FOR; 424,256 shares voted AGAINST; and 9,589 shares ABSTAINED).

         (c) Approve an amendment to the company's stock option plan (22,965,071 shares voted FOR; 4,822,876 shares voted AGAINST; and 137,715 shares ABSTAINED).


Item 5 is not applicable and has been omitted


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              There were no exhibits filed as part of this report.

         (b)  Reports on Form 8-K

              The following reports were filed on Form 8-K during the three-month period ended May 3, 2002:

              Form 8-K filed on February 14, 2002, announcing the company's raising of its earnings guidance for fiscal 2002, ended February 1, 2002.


                                                                       17

              Form 8-K filed on February 28, 2002, regarding the company's meeting with members of the financial community in New York, New York, on Wednesday, February 27, 2002.

              Form 8-K was filed on March 15, 2002, announcing its fourth quarter performance and fiscal year 2002 results.

              Form 8-K under Item 4 filed on March 28, 2002, announcing changes in Registrant's Certifying Accountant.

              Form 8-K filed on April 9, 2002, updating its business outlook for fiscal 2003, ended January 31, 2003.

              Form 8-K/A under Item 4 filed on April 12, 2002, for changes in Registrant's Certifying Accountant






































                                                                     18









                                 SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and chief financial officer.









                                             LANDS' END, INC.



Date:  June 4, 2002                   By /s/ DONALD R. HUGHES
                                             Donald R. Hughes
                                             Senior Vice President,
                                             and Chief Financial Officer

























                                                                       19