Form 10-K
period 2014-01-31
LANDS END INC
filed 2014-03-25
CIK 799288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2014

-OR-

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to                      to                     .

Commission File Number: 001-09769

Lands’ End, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-2512786
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

1 Lands’ End Lane Dodgeville, Wisconsin	53595
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code: (608) 935-9341

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
Common stock, par value $0.01 per share	The NASDAQ Capital Market

Securities registered under Section 12(g) of the Exchange Act:

None

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company.    YES  ☐    NO  ☒

On the last business day of the Registrant’s most recently completed second fiscal quarter the registrant was a wholly owned subsidiary of Sears Holdings Corporation (“Sears Holdings”), and on that date none of the Registrant’s common stock was held by non-affiliates.

As of March 25, 2014, the registrant had 31,956,521 shares of common stock, $0.01 par value, outstanding.

LANDS’ END, INC.

Annual Report on Form 10-K

For the Year Ended January 31, 2014

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements made in this Annual Report on Form 10-K contain forward-looking statements. Forward-looking statements are subject to risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include without limitation information concerning our future financial performance, business strategy, plans, goals and objectives.

Statements preceded or followed by, or that otherwise include, the words “believes,” “expects,” “anticipates,” “intends,” “project,” “estimates,” “plans,” “forecast,” “is likely to” and similar expressions or future or conditional verbs such as “will,” “may,” “would,” “should” and “could” are generally forward-looking in nature and not historical facts. Such statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties. Actual results may differ materially from those set forth in the forward-looking statements.

The following factors, among others, could cause our actual results, performance, and achievements to differ from those described in the forward-looking statements: our ability to offer merchandise and services that customers want to purchase; changes in customer preference for our branded merchandise; customers’ use of our digital platform, including our e-commerce websites, and response to direct mail catalogs and digital marketing; the success of our overall marketing strategies, including our maintenance of a robust customer list; our dependence on information technology and a failure of information technology systems, including with respect to our e-commerce operations, or an inability to upgrade or adapt our systems; fluctuations and increases in the costs of raw materials; impairment of our relationships with our vendors; our failure to maintain the security of customer, employee or company information; our failure to compete effectively in the apparel industry; the performance of our “store within a store” business model; if Sears, Roebuck and Co. (“Sears Roebuck”) sells or disposes of its retail stores or if its retail business does not attract customers or does not adequately promote the Lands’ End Shops at Sears; legal, regulatory, economic and political risks associated with international trade and those markets in which we conduct business and source our merchandise; our failure to protect or preserve the image of our brands and our intellectual property rights; increases in postage, paper and printing costs; failure by third parties who provide us with services in connection with certain aspects of our business to perform their obligations; our failure to timely and effectively obtain shipments of products from our vendors and deliver merchandise to our customers; reliance on promotions and markdowns to encourage consumer purchases; our failure to efficiently manage inventory levels; unseasonal or severe weather conditions; the seasonal nature of our business; the adverse effect on our reputation if our independent vendors do not use ethical business practices or comply with applicable laws and regulations; assessments for additional state taxes; our exposure to periodic litigation and other regulatory proceedings, including with respect to product liability claims; incurrence of charges due to impairment of goodwill, other intangible assets and long-lived assets; our failure to retain our executive management team and to attract qualified new personnel; the impact on our business of adverse worldwide economic and market conditions, including economic factors that negatively impact consumer spending on discretionary items; the inability of our past performance generally, as reflected on our historical financial statements, to be indicative of our future performance; the impact of increased costs due to a decrease in our purchasing power following the separation and other losses of benefits associated with being a subsidiary of Sears Holdings; the failure of Sears Holdings or its subsidiaries to perform under various transaction agreements that will be executed in connection with the spin-off or our failure to have necessary systems and services in place when certain of the transaction agreements expire; our agreements related to the spin-off and our continuing relationship with Sears Holdings were negotiated while we were a subsidiary of Sears Holdings and we may have received better terms from an unaffiliated third party; potential indemnification liabilities to Sears Holdings pursuant to the separation and distribution agreement; our inability to engage in certain corporate transactions after the spin-off; the ability of our principal shareholders to exert substantial influence over us; our difficulty in operating as a separate entity following the spin-off; our failure to achieve some or all of the expected benefits of the spin-off, and adverse effects of the spin-off on our business; potential liabilities under fraudulent conveyance and transfer laws and legal capital requirements; uncertainty relating to the development and continuation of an active trading market for our common stock; declines in our stock price due to the eligibility of a number of our shares of common stock for future sale; our inability to pay dividends; and increases in our expenses and administrative burden in relation to becoming a public company, in particular to bring us into compliance with certain provisions of the Sarbanes-Oxley Act of 2002.

The foregoing factors should not be understood as exhaustive and should be read in conjunction with the other cautionary statements, including the “Risk Factors,” that are included in this Annual Report on Form 10-K and in our other filings with the SEC and our other public announcements. While we believe that our forecasts and assumptions are reasonable, we caution that actual results may differ materially. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by our forward-looking statements. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report on Form 10-K, and we undertake no obligation to publicly update or review any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or circumstances or otherwise.

PART I

ITEM 1. BUSINESS

Except as otherwise indicated or unless the context otherwise requires, references in this Annual Report on Form 10-K to “Lands’ End,” “we,” “us,” “our,” “our company” and “the Company” refer to Lands’ End, Inc., a Delaware corporation, and its consolidated subsidiaries and predecessors, and references in this Annual Report on Form 10-K to “Sears Holdings” and “Sears Holdings Corporation” refer to Sears Holdings Corporation, a Delaware corporation, and its consolidated subsidiaries (other than, for all periods following the spin-off, Lands’ End). References in this Annual Report on Form 10-K to Lands’ End’s historical assets, liabilities, products, businesses or activities are generally intended to refer to the historical assets, liabilities, products, businesses or activities of the Lands’ End business as conducted by Sears Holdings and its subsidiaries prior to the spin-off. References in this Annual Report on Form 10-K to “ESL” refer to ESL Investments, Inc. and its affiliated persons. References in this Annual Report on Form 10-K to the “separation” refer to the separation of the Lands’ End business from the rest of the Sears Holdings businesses; references to the “distribution” refer to the distribution of Lands’ End common stock to Sears Holdings stockholders; and references to the “spin-off” refer to the separation and the distribution. Unless the context otherwise requires, references in this Annual Report on Form 10-K to years refer to fiscal years rather than calendar years. Lands’ End’s fiscal year consists of 52–53 weeks, ending on the Friday preceding the Saturday closest to January 31. Unless otherwise specified, operating results and executive compensation data are reported on a fiscal basis.

On March 14, 2014, the Sears Holdings board of directors approved the distribution of the issued and outstanding shares of Lands’ End common stock on the basis of 0.300795 shares of Lands’ End common stock for each share of Sears Holdings common stock held on March 24, 2014, the record date for the distribution (the “record date”).

Following the spin-off, we will operate as a separate, publicly traded company. The spin-off is subject to a number of conditions as described in our previously filed Registration Statement on Form 10, as amended. We expect to complete the spin-off on April 4, 2014; however, we cannot assure you that the spin-off will be completed on the anticipated timeline, or at all, or that the terms of the spin-off will not change.

Lands’ End is a leading multi-channel retailer of casual clothing, accessories and footwear, as well as home products. We offer products through catalogs, online at www.landsend.com and affiliated specialty and international websites, and through retail locations, primarily at Lands’ End Shops at Sears and standalone Lands’ End Inlet stores. We are a classic American lifestyle brand with a passion for quality, legendary service and real value, and we seek to deliver timeless style for men, women, kids and the home. Lands’ End was founded over 50 years ago in Chicago by Gary Comer and his partners to sell sailboat hardware and equipment by catalog. While our product focus has shifted significantly over the years, we have continued to adhere to our founder’s motto as one of our guiding principles: “Take care of the customer, take care of the employee and the rest will take care of itself.”

In 2013, we generated revenue of approximately $1.6 billion. Our revenues are generated worldwide through an international, multi-channel network in the United States, Canada, United Kingdom, Germany, France, Austria and Japan. This network reinforces and supports sales across the multiple channels in which we do business. In 2013, sales outside the United States totaled approximately $273.5 million, or 17.5% of revenue.

We operate in two reportable segments, Direct (sold through e-commerce websites and direct-mail catalogs, which in 2013 comprised approximately 83% of our revenue, or $1.3 billion) and Retail (sold through stores, which in 2013 comprised approximately 17% of our revenue, or $258.9 million), and we offer merchandise that includes men’s, women’s and kids’ apparel, outerwear and swimwear; specialty apparel; accessories; footwear; and home products. Historically, catalogs have been our primary source of sales. Over time, we have expanded our Direct sales through the Internet and created a Retail segment to bring the Lands’ End catalog to life. Online sales represented approximately 80% of our U.S. consumer revenue in 2013, up from approximately 20% in 2002. In addition, Lands’ End Business Outfitters offers business casual apparel and an extensive variety of promotional products that can be embroidered to enhance a partner company’s image. Lastly, the Lands’ End School Uniform business provides high-quality school uniforms and school-appropriate clothing designed to meet dress-code requirements.

Lands’ End was founded in Chicago by Gary Comer in 1963. Lands’ End, Inc. was incorporated in Delaware in 1986 and in June 2002 was acquired by Sears Roebuck, a company that is now a wholly owned subsidiary of Sears Holdings. Lands’ End currently anticipates that Sears Holdings will distribute all of the outstanding shares of Lands’ End common stock on a pro rata basis to Sears Holdings stockholders as of March 24, 2014, with the distribution expected to occur on or about April 4, 2014. Following the spin-off, Lands’ End will be a publicly traded company independent from Sears Holdings, and Sears Holdings will not retain any Lands’ End common stock. The address of our principal executive offices is 1 Lands’ End Lane, Dodgeville, Wisconsin 53595. Our telephone number is (608) 935-9341.

We believe that Lands’ End has a deeply rooted tradition of offering excellent quality, value and service along with the Lands’ End guarantee, and we seek to reflect that tradition in all of our merchandise. Any item associated with our name falls under our unconditional return policy of Guaranteed. Period.® The Lands’ End guarantee reads: “If you’re not satisfied with any item, simply return it to us at any time for an exchange or refund of its purchase price.”

Our Strengths

Gary Comer founded Lands’ End on certain principles of doing business that are embodied in our promise to deliver great quality, exceptional value and uncompromising service to our customers. These core principles of quality, value and service are the foundation of the competitive advantages that we believe distinguish us from our competitors, including:

Large, loyal customer base. We believe that a principal factor in our success to date has been the development of our list of existing and prospective households, many of whom were identified by their responses to our advertising. We routinely update and refine our customer list prior to individual catalog and email mailings and monitor customer interest in our offerings as reflected by criteria such as the timing and frequency of purchases and the dollar amount of and types of products purchased. We believe our customer list has desirable demographic characteristics for current performance and future growth and is well-suited to the range of products offered by us. We believe our customer base consists primarily of affluent, college-educated, professional and style-conscious women and men. In 2013, the average annual household income of our customers was approximately $103,000 and approximately 44% of our customers were within the 36–55 age group, according to an analysis of our customer file prepared by our third-party consumer information provider using its proprietary demographic, behavioral, lifestyle, financial and home attribute databases.

Innovative yet timeless products. We seek to develop new, innovative products for our customers by utilizing modern fabrics and quality construction to create timeless, affordable styles with consistently excellent fits. We also seek to present our products in an engaging and inspiring way. We believe that our typical customers value quality, seek good value for their money and are looking to add classics to their wardrobe while also placing an emphasis on being fashionable. From a design and merchandising perspective, we seek to balance our product offerings to provide the right combination of classic styles alongside modern touches that are consistent with current trends. We believe that we have had success adding relevant, timeless items into our product assortment, many of which have become customer favorites. We devote significant time and resources to quality assurance and product compliance. Our in-house team manages all product specifications and seeks to ensure brand integrity by providing our customers with the consistent, high-quality merchandise for which Lands’ End is known. We are a vertically integrated retailer that manages all aspects of our design, marketing and distribution in-house, which provides us with maximum control over the promotion and sale of our products.

Excellent customer service. We are firmly committed to building on Lands’ End’s legacy of strong customer service. We believe that we have a strong track record of improving the customer service experience through innovation. We believe that we were the first apparel retailer to offer shoppers a toll-free number and the first apparel retailer to have an e-commerce-enabled website, which we launched in 1995. We believe that we have been at the forefront of many online innovations in our industry, such as online chat and personalization features. Today, Lands’ End is focused on making the shopping experience as easy and personalized as possible, regardless of whether our customers shop online, by phone or in one of our Lands’ End Shops at Sears. Our operations, including prompt order fulfillment, responsiveness to our customers’ requests and our unconditional return policy of Guaranteed. Period.®, have contributed to our award-winning customer service, which we believe is one of our core strengths and a key point of differentiation from our competitors. Lands’ End is often recognized in the industry for outstanding customer service; for example, beginning in 2006, the National Retail Federation recognized Lands’ End as one of the top retailers for customer service for the six consecutive years in which the ranking was published.

Digital transformation. As one of the first apparel retailers to establish an online e-commerce presence, we believe that we have a strong track record as a leader of digital innovation in the apparel industry. One of our strategic goals is to optimize the digital shopping experience for our customers and develop new ways to engage consumers through our e-commerce platforms. To this end, we have launched our Paper to Digital initiative, which is dedicated to delivering the catalog experience through digital channels. Highlights of our Paper to Digital initiative include:

•	Responsive design, a cross-platform experience that allows our customers to shop www.landsend.com across a variety of devices, including laptops and tablets. Responsive design for smart phones is currently scheduled to launch in 2014.

•	An enhanced site merchandising and search capabilities tool, which seeks to provide a more thoughtful and productive shopping experience via www.landsend.com, allowing us to better engage with our customers by providing seamless navigation to find merchandise by product attributes, as well as specific sizes. We continue to improve this tool and intend to enhance our “fit solutions” to deliver the optimal shopping experience.

•	Outfitting, the expansion of outfitting options for our customers. Select merchandise categories are accompanied by a compilation of “favorite looks” or “one item three ways” to show our customers how different pieces can be incorporated into a wardrobe. These looks are featured on our website and in our emails. Additionally, customers receive product recommendations on our website and via email based on past purchase and browsing history.

•	Digital catalogs, which allow prospective and existing customers to view and download digital versions of our print catalogs via desktop and tablet. Our catalogs can be viewed at www.landsend.com. Additionally, our catalogs are featured on various third-party digital catalog sites through our affiliate program.

•	Social media, the opportunity to engage with our customers on social sharing platforms. With over one million Facebook “fans,” the Lands’ End Facebook page is a place for our fans to receive exclusive fan-only offers, behind-the-scenes information and a first look at our newest styles. Lands’ End customers are also engaged via Shop Your Way, a social shopping and networking platform that allows members to receive personalized coupons, participate in sweepstakes, build custom catalogs and share with friends.

•	Apostrophe, Lands’ End’s digital customer publication, was launched in fall 2013. Published quarterly on www.landsend.com, Apostrophe features fashion and lifestyle articles and highlights the people behind our brand via employee profiles. Our goal is to use Apostrophe to promote our products and attract new customers to our brand.

Worldwide distribution infrastructure and opportunity for continued geographic penetration and expansion. We have been operating our business internationally since the mid-1980s. We currently conduct business in seven countries and ship our products to approximately 157 countries around the world. We believe that we have established extensive direct sales, distribution and customer service capabilities with our in-country offices in the United Kingdom (established 1993), Japan (established 1994) and Germany (established 1996). In addition to our operations in the United Kingdom, Japan and Germany, we also have catalog and e-commerce channels in Austria, France and Canada.

In September 2013, Lands’ End launched a global extension of our core e-commerce platform, allowing international customers to view pricing and place orders in 60 local currencies at www.landsend.com.

We believe that continued penetration in our existing markets and our intended international expansion will drive growth in our business worldwide. We are focused on creating a digital presence for Lands’ End in new markets while also leveraging third-party retailer relationships worldwide.

Retail partnership with Sears Holdings. Beginning in fall 2002, Sears Roebuck rolled out Lands’ End apparel and footwear in its stores. In 2005, Lands’ End developed and opened the first Lands’ End Shop at Sears. Today, there are Lands’ End Shops at Sears located in select Sears full-line stores (“Sears stores”) across the United States. Each Lands’ End Shop at Sears features an assortment of products optimized for its location, with most stores offering a variety of men’s, women’s and kids’ apparel and accessories, personalized service, enhanced visual displays and a shopping lounge where customers can search all of our Lands’ End offerings via the Internet and our catalog. Our customers receive free shipping on any orders placed from these stores. Through this integration of our retail and digital presences, we seek to deliver a world-class, multi-channel shopping experience. In 2013, the Lands’ End Shops at Sears accounted for 15% of our total revenues.

Partnership with Shop Your Way. As a Shop Your Way business partner, we are able to leverage Shop Your Way, an innovative social shopping and networking platform, to strengthen our relationships with our customers that are Shop Your Way members. Currently, approximately 80% of all retail purchases at Lands’ End Shops at Sears are made by Shop Your Way members. Members can earn reward points when they purchase program-eligible merchandise through both our Direct and Retail segments. Members can also redeem points as a form of payment for merchandise sold through both our Direct and Retail segments. Members can engage with us on the Shop Your Way social shopping platform at www.shopyourway.com or via the Shop Your Way mobile app. Through this platform, members gain access to personalized coupons, participate in sweepstakes, build custom catalogs and share with friends.

Experienced management team. We believe our current management team will continue to manage Lands’ End following the spin-off. Our executive management team, which is composed of the individuals named under “Executive Officers,” has an average of nearly 25 years of experience in the retail, direct-to-consumer and consumer product industries in the United States and abroad. Our management team is well positioned to pursue our objective of increasing profitability and stimulating growth. See “Executive Officers.”

Sustainable practices. We have made sustainability a key initiative in our business. We have worked towards conserving resources for over 50 years and are committed to finding sustainable approaches to doing business. We established a corporate-wide GoGreen Committee in 2009 that focuses on sustainable initiatives. See “—Environmental Matters” below.

•	Lands’ End utilizes paper from sustainably managed forests. Our catalog covers contain 10% post-consumer waste. The remainder of our catalog paper contains 100% chain-of-custody-certified fiber. This paper is third-party certified through programs such as the Programme for the Endorsement of Forest Certification, the Sustainable Forestry Initiative and the Forest Stewardship Council.

•	In 2013, we reused or recycled approximately 90% of waste generated at our corporate headquarters.

•	Lands’ End has formed a strategic partnership with the National Forest Foundation and funded the planting of trees in the national forests in northern Wisconsin and Michigan’s Upper Peninsula.

Our Strategies

We continue to develop Lands’ End into a more global lifestyle brand through five avenues of growth:

Continue our digital transformation. Our continued digital transformation is intended to allow us to accelerate our acquisition of new customers by improving our ability to communicate digitally with prospective customers while reducing operating expenses related to paper, printing and postage. Approximately 80% of our U.S. Direct business is already conducted online and our goal is to continue this transition by emphasizing the benefits of our online experience.

Increase our product offerings. We plan to improve and expand several product lines that we believe are currently under-represented in our product mix. We intend to expand these categories of our business by developing a larger and more diverse selection of footwear, handbags, small leather goods and fashion accessories so that these product lines represent a larger percentage of our total consumer business.

Expand our international business. Outside the United States, we currently operate our business in Canada, Northern and Central Europe and Japan. We plan to increase our sales in our existing international markets and develop a presence in other areas of Europe (such as Switzerland, Russia and Scandinavia) and Asia (particularly China).

Optimize and develop our retail business. We intend to focus on increasing sales productivity in our existing Lands’ End Shops at Sears in the United States and to explore additional retail opportunities.

Grow Lands’ End Business Outfitters and School Uniforms. Over the last 20 years, Lands’ End Business Outfitters has grown to become a trusted brand partner for companies of all sizes by offering quality apparel, uniforms and related business gift and promotional products. With an expansive, state-of-the-art embroidery operation, we service tens of thousands of clients, including major airlines, financial institutions and the hospitality industry, offering branded tailored and business casual apparel for office wear, trade shows, company events and more.

In addition to apparel, Lands’ End Business Outfitters offers an extensive variety of business gift and promotional products to enhance a partner company’s image and message. The Lands’ End Business Outfitters model enables us to introduce quality Lands’ End products to new audiences and acquire new customers through business channels ranging from single entrepreneurs to members of the Fortune 500®.

As part of Lands’ End Business Outfitters, our School Uniform business provides high-quality school uniforms and school-appropriate clothing designed to meet dress-code requirements. As more schools adopt uniform and dress-code policies, we seek to grow the Lands’ End School Uniform business by developing new relationships with schools in the United States and Canada while also seeking additional international opportunities.

Reportable Segments

Information regarding segment performance is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Annual Report on Form 10-K. Additionally, selected financial data for our segments is presented in Note 12—Segment Reporting, to our combined financial statements.

Lands’ End Direct

Our Direct business sells our products through our U.S. and international e-commerce websites and via direct mail catalogs. While we market our products through catalogs and email communications, our customers can choose from several ordering methods—Internet, phone, mail, or in-store computer kiosks. We are rated as one of the top seven digital apparel retailers by the NPD Group, a market research and advisory firm. The Lands’ End Facebook page has garnered more than one million likes from our customers. We strive to create a one-on-one relationship with each customer; in many instances, we tailor our interactions with our customers by sending them catalogs or emails that we think are relevant to them based on their past order history or other information. We also offer customers specialty services such as monogramming, embroidery and hemming pants to length. Moreover, with the exception of orders requiring specialty services, we promptly fill each customer’s order, usually shipping it out the next business day. We also operate three call centers out of Dodgeville, Reedsburg and Stevens Point, Wisconsin. Our customer care representatives are available 24 hours a day, seven days a week and 364 days a year. We believe that our well-trained, U.S.-based call center representatives are a significant competitive advantage because they allow us to provide real-time individualized attention to our customers across more than six million telephonic interactions each year.

Apparel and home sales constituted substantially all of the net sales of our Direct business during 2013. Our apparel sales include men’s, women’s and kids’ apparel, footwear and accessories. We offer a diverse portfolio of styles and fits aimed at making our products accessible to all potential customers. For example, we offer a full range of fits—from Petites to Plus for women, Slim to Husky for kids and Big and Tall for men—on many of our products, all of which are designed to offer fit and fabric options consistent with the quality and value of the Lands’ End brand. Similarly, while our classic styles remain at the core of our brand, we have also launched the Lands’ End Canvas collection, which focuses on updating the Lands’ End heritage pieces with tailored fits, innovative designs and premium fabrics throughout the line. Through our Lands’ End Business Outfitters and School Uniform businesses, we offer tailored and business casual apparel for office wear, trade shows and company events and uniforms and school-appropriate clothing designed to meet dress-code requirements.

Lands’ End Retail

Our Retail business sells products and services through standalone Lands’ End Inlet stores and dedicated Lands’ End Shops at Sears across the United States. Each Lands’ End Shop at Sears features Lands’ End products, personalized service, enhanced visuals and a shopping lounge where customers can search all of our offerings via the Internet and our catalog. Our Lands’ End Shops at Sears offer a selection of products for men, women and kids and select stores offer footwear and products for the home.

Suppliers

Product Vendors

Our apparel and non-apparel products are produced globally by independent manufacturers who are selected, monitored and coordinated by the Lands’ End Global Sourcing team based in Dodgeville, Wisconsin and by Sears Holdings’ Global Sourcing office in Asia. Our products are manufactured in approximately 35 countries and substantially all are imported from Asia, South Asia and South America. Our top 10 vendors account for a significant portion of our merchandise purchases. In 2013, we worked with approximately 100 vendors that manufactured substantially all of our product receipts. We generally do not enter into long-term merchandise supply contracts. We continue to take advantage of opportunities to more efficiently source our products worldwide consistent with our high standards of quality and value.

Non-Product Suppliers

Lands’ End’s procurement staff develops multi-year strategies, leads negotiations, and then assists with implementation of strategic supplier alliances with a focus on best practices and innovative supply chain solutions. We contract with third parties for various services, including product shipping, package delivery, catalog delivery, ocean freight, paper, printing, retail logistics and support services, operations and employee services and benefits. It is anticipated that certain services following the spin-off will be provided by Sears Holdings on a transitional basis as described herein.

Sales, Marketing and Distribution Capabilities

Customers

Large, loyal customer base. We believe that a principal factor in our success to date has been the development of our list of existing and prospective households, many of whom were identified by their responses to our advertising. We routinely update and refine our customer list prior to individual catalog and email mailings and monitor customer interest in our offerings as reflected by criteria such as the timing and frequency of purchases and the dollar amount of and types of products purchased. We believe our customer list has desirable demographic characteristics for current performance and future growth and is well-suited to the range of products offered by us. We believe our customer base consists primarily of affluent, college-educated, professional and style-conscious women and men. In 2013, the average annual household income of our customers was approximately $103,000 and approximately 44% of our customers were within the 36–55 age group, according to an analysis of our customer file prepared by our third-party consumer information provider using its proprietary demographic, behavioral, lifestyle, financial and home attribute databases.

Customer Acquisition and Retention

We acquire customers through a number of different sources: catalog mailings to outside list rentals or list exchanges, paid search and other forms of traditional and digital advertising, email marketing, via www.landsend.com, and through the Shop Your Way program and our retail stores. Once identified, we communicate with prospective customers via printed catalogs, inbound and outbound phone calls, and via digital communications, including at www.landsend.com, by email, via search engine marketing, through affiliate partnerships, comparison shopping engines and marketplaces, digital catalogs, social media and display advertising.

Distribution

We own and operate three distribution centers in Wisconsin to support our U.S. Direct and Retail businesses and a portion of our international business. Our Dodgeville facility is approximately 1.15 million square feet and is a full-service distribution center, including hemming and monogramming departments. Our Reedsburg location is approximately 500,000 square feet and offers all order fulfillment services except hemming. Our Stevens Point distribution center is approximately 215,000 square feet and primarily focuses on supporting Lands’ End Business Outfitters with embroidery services. Customer orders are shipped via UPS or the U.S. Postal Service.

We own and operate a distribution center in the United Kingdom based in Oakham, a rural community located approximately two hours north of London by road. Order fulfillment and specialty services for our European businesses are performed at this facility, which originally opened in 1998 and totals approximately 175,000 square feet. We also lease a 60,000 square foot distribution center in Fujieda, Japan.

Information Technology

Our information technology systems provide comprehensive support for the design, merchandising, importing, marketing, distribution, sales, order processing and fulfillment of our Lands’ End products. We believe our merchandising and financial systems, coupled with our e-commerce platforms and point-of-sale systems, allow for effective merchandise planning and sales accounting.

We have a dedicated information technology team that provides strategic direction, application development, infrastructure services and systems support for the functions and processes of our business. The information technology team contracts with third-party consulting firms to provide cost-effective staff augmentation services and partners with leading hardware and software technology firms to provide the infrastructure necessary to run and operate our systems. Our core software applications are comprised of a combination of internally developed and packaged third-party systems. The e-commerce solutions powering www.landsend.com, the Lands’ End Business Outfitters websites, and our international Lands’ End websites are operated out of our own internal data centers as well as through hosting relationships with third parties.

We are in the process of implementing new information technology systems as part of a multi-year plan to expand and upgrade our information technology platforms and infrastructure. In 2012 and 2013, we introduced new order capturing and fulfillment systems for Lands’ End Business Outfitters, new human resources and payroll solutions, and new digital capabilities including search, navigation and mobile device optimization. In 2014, we are continuing these efforts by implementing a new e-commerce platform for Lands’ End Business Outfitters, an integrated global platform to support business growth, and additional digital capabilities including more personalized e-mail, online, mobile and social interactions for our customers.

Sources and Availability of Raw Materials

We purchase, in the ordinary course of business, raw materials and supplies essential to our operations from numerous suppliers around the world, including in the United States. There have been no recent significant availability problems or supply shortages.

Orders

Orders are generally filled on a current basis, and order backlog is not material to our business.

Facilities and Store Locations

We own or lease domestic properties and international offices, customer sales/service centers, distribution centers and retail stores. Most of our stores are located inside of existing Sears stores. In such cases, we expect to enter into a lease or sublease with Sears Roebuck for the portion of the space in which our store will operate and pay rent directly to Sears Roebuck or one of its affiliates on the terms negotiated in connection with the spin-off. We believe that our existing facilities are well maintained and are sufficient to meet our current needs. We review all leases set to expire in the short term to determine the appropriate action to take with respect to them, including moving or closing stores, entering into new leases or purchasing property.

Domestic Headquarters, Customer Service and Distribution Properties

The headquarters for our business is located on an approximately 200 acre campus in Dodgeville, Wisconsin. The Dodgeville campus includes approximately 1.7 million square feet of building space between eight different buildings that are all owned by Lands’ End. The primary functions of these buildings are customer sales/service, distribution center and corporate headquarters. We also own customer sales/service and distribution centers in Reedsburg and Stevens Point, Wisconsin.

International Office, Customer Service and Distribution Properties

We own offices and a distribution center in Oakham, England that supports our European business. Customer sales and services for northern Europe are supported out of the Oakham facility, and we lease two buildings in Mettlach, Germany for customer sales/service center supporting our central European business. We also lease office space in Shinyokohama, Japan for a customer sales/service center as well as general administrative offices, and a distribution center in Fujieda, Japan.

Lands’ End Retail Properties

As of January 31, 2014, our retail properties consisted of 274 Lands’ End Shops at Sears, which averaged approximately 7,300 square feet, and 16 Lands’ End Inlet stores, which averaged approximately 7,800 square feet. With respect to our Lands’ End Shops at Sears, following the spin-off, we expect to lease the premises of such stores from Sears Roebuck. With respect to our Lands’ End Inlet stores, as of January 31, 2014, 15 were leased and one was owned, with 13 located in the United States, two in the United Kingdom and one in Germany. For a description of the master lease and sublease agreements we expect to enter into with Sears Roebuck, see “Item 13. Certain Relationships and Related Transactions, and Director Independence—Other Agreements.”

Environmental Matters

Environment. We have implemented a multi-year initiative to reduce paper consumption by sending smaller catalogs to better-defined customer segments based on those customers’ preferences. These efforts have significantly reduced our overall U.S. catalog paper consumption and we continue to seek to improve our use of technology to achieve even greater gains in this area.

In 2009, we collaborated with Sears Holdings to update and release a revised Sustainable Paper Procurement Policy. The Sustainable Paper Procurement Policy is a commitment to phase out fiber from unwanted sources, and procure paper sourced from credibly certified forest sources with verified chain-of-custody and/or recycled sources with a preference for post-consumer recycled. The policy also outlines supplier requirements and a preferred sustainable supplier program.

Additionally, we believe that we also demonstrate marketplace leadership by participating in industry educational workshops and initiatives. We select recycled paper for use in our catalog materials based on ecological values, quality, availability and cost. Our catalog covers contain 10% post-consumer waste. The remainder of our catalog paper contains 100% chain-of-custody-certified fiber. This paper is third-party certified through programs such as the Programme for the Endorsement of Forest Certification, the Sustainable Forestry Initiative and the Forest Stewardship Council. In 2013, we reused or recycled approximately 90% of waste generated at our corporate headquarters. Moreover, we are improving how products are shipped to customers. Between 2003 and 2013, use of corrugated cardboard packaging was reduced by 25% year over year. In addition, the corrugated cardboard we use now contains 60% recycled fiber.

Reduction, Recycling and Waste Management. We have a focus on raising awareness and educating associates on reducing our internal use of consumables and natural resources. In addition, we have a broad range of recycling and waste management initiatives at our corporate office to address our use of paper products, aluminum cans, glass and plastic as well as maintenance operations, disposal of non-recyclables and water management. We consistently monitor our efforts in each of these areas and constantly look for improvements.

Purchasing recycled products is a significant component of the larger recycling picture. We continue to maintain an assertive program to buy non-catalog paper products made from recycled materials. Other materials purchased with recycled content include recharged laser printer cartridges, file folders, paper towels, toilet paper, trash cans, pencils, letter holder trays and brown manila envelopes. Lands’ End has formed a strategic partnership with the National Forest Foundation and funded the planting of trees in the national forests in northern Wisconsin and Michigan’s Upper Peninsula.

Vendors. We prioritize the selection of partners who follow ethical employment practices, comply with all legal requirements, agree to our global compliance requirements and who we believe meet our product quality standards. Our business partners are required to provide full access to their facilities and to relevant records relating to their employment practices, such as but not limited to child labor, wages and benefits, forced labor, discrimination, freedom of association, unlawful inducements, safe and healthy working conditions and other business practices so that we may monitor their compliance with ethical and legal requirements relating to the conduct of their business.

Competition

We operate primarily in the apparel industry. The apparel industry is highly competitive. We compete with a diverse group of direct-to-consumer companies and retailers, including national department store chains, men’s and women’s specialty apparel chains, outdoor specialty stores, apparel catalog businesses, sportswear marketers and online apparel businesses that sell similar lines of merchandise. We compete principally on the basis of merchandise value (quality and price), our established customer list and customer service, including reliable order fulfillment, our unconditional guarantee and services and information provided at our user-friendly websites.

Seasonality

We experience seasonal fluctuations in our net sales and operating results and historically have realized a significant portion of our net sales and earnings for the year during our fourth fiscal quarter. We generated 33.9%, 34.4% and 33.9% of our net sales in the fourth fiscal quarter of 2013, 2012 and 2011, respectively. Thus, lower than expected fourth quarter net sales could have an adverse impact on our annual operating results.

Working capital requirements typically increase during the second and third quarters of the fiscal year as inventory builds to support peak shipping/selling periods and, accordingly, typically decrease during the fourth quarter of the fiscal year as inventory is shipped/sold. Cash provided by operating activities is typically higher in the fourth quarter of the fiscal year due to reduced working capital requirements during that period.

Intellectual Property

Lands’ End owns or has rights to use certain trademarks, service marks and trade names that are registered or exist under common law in the United States and other jurisdictions. The Lands’ End® trade name and trademark is used both in the United States and internationally, and is material to our business. Trademarks that are important in identifying and distinguishing our products and services are Lands’ End Canvas®, Guaranteed. Period.®, Square Rigger®, Squall®, Super-TTM, DrifterTM and Beach Living®, all of which are owned by us, as well as the licensed marks Polartec® and Supima®. Other recognized trademarks owned by Lands’ End include SwimMatesTM, StarfishTM, Iron Knees®, Willis & Geiger® and ThermaCheck®. Lands’ End’s rights to some of these trademarks may be limited to select markets.

Employees

We employ approximately 6,400 employees throughout our operations: approximately 5,300 employees in the United States and approximately 1,100 employees outside the United States. With the seasonal nature of the retail industry, over 3,000 flexible part-time employees join us each year to support our varying peak seasons, including the fourth quarter holiday shopping season. The non-peak workforce is comprised of approximately 14% salaried exempt employees, 36% regular hourly employees and 50% year-round flexible part-time employees.

Pledged Assets

As of the date of this Annual Report on Form 10-K, Sears Holdings’ domestic credit facility and senior secured notes are (1) secured, in part, by a first lien on certain of Lands’ End’s assets consisting primarily of the inventory and credit card receivables directly or indirectly owned by Lands’ End and one of its subsidiaries; and (2) guaranteed by Lands’ End and such subsidiary. The asset balances were $298.3 million and $297.5 million as of January 31, 2014 and February 1, 2013, respectively. We expect that this lien and these guarantee obligations will be released prior to the completion of the spin-off.

History and Relationship with Sears Holdings

We were founded in 1963, incorporated in Delaware in 1986 and our common stock was listed on the New York Stock Exchange from 1986 to 2002. On June 17, 2002, we became a wholly owned subsidiary of Sears Roebuck. Prior to the spin-off, we operated as a business unit of Sears Holdings. Following the spin-off, (1) we will be a publicly traded company independent from Sears Holdings, (2) Sears Holdings will not retain any ownership interest in us and (3) we expect that ESL, which beneficially owns approximately 48.4% of Sears Holdings common stock as of the date hereof, will beneficially own approximately 48.4% of our outstanding common stock.

In connection with the spin-off, we have entered into or will enter into various agreements with Sears Holdings or its subsidiaries which, among other things, govern the principal transactions relating to the spin-off and certain aspects of our relationship with Sears Holdings following the spin-off and establish terms under which subsidiaries of Sears Holdings will provide us with services following the spin-off. These agreements were made or will be made in the context of a parent-subsidiary relationship and were or will be negotiated in the overall context of our spin-off from Sears Holdings. Accordingly, the terms of these agreements may be more or less favorable than those we could have negotiated with unaffiliated third parties. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Our Relationship with Sears Holdings Following the Spin-Off.”

Corporate Information

Our principal executive offices are located at 1 Lands’ End Lane, Dodgeville, Wisconsin 53595. Our telephone number is (608) 935-9341.

Available Information, Internet Address and Internet Access to Current and Periodic Reports

Our website address is www.landsend.com. Information contained on our website is not incorporated by reference unless specifically stated herein. We file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and all amendments to those reports electronically with the SEC, and they are available on the SEC’s web site (www.sec.gov). In addition, all reports filed by Lands’ End with the SEC may be read and copied at the SEC’s Public Reference Room located at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Executive Officers

The following table sets forth information regarding individuals who are expected to serve as our executive officers, including their positions after the spin-off. All of the individuals below are currently officers and employees of Lands’ End.

Name	Age	Position
Edgar O. Huber	52	President and Chief Executive Officer
Michael P. Rosera	50	Executive Vice President, Chief Operating Officer/Chief Financial Officer and Treasurer
Michele Donnan Martin	50	Executive Vice President, Chief Merchandising and Design Officer
Karl A. Dahlen	52	Senior Vice President, General Counsel and Corporate Secretary
Kelly Ritchie	50	Senior Vice President, Employee and Customer Services

Edgar O. Huber was named President and Chief Executive Officer of Lands’ End in August 2011, when he also joined our board of directors. From February 2011 to July 2011, he served as Executive Vice President, International of Liz Claiborne, Inc., a designer and marketer of apparel and accessories. From September 2008 until January 2011, he served as President and Chief Executive Officer of Juicy Couture, a subsidiary of Liz Claiborne, Inc. that offers women and children’s apparel and accessories. Prior to September 2008, Mr. Huber served for 15 years in a number of increasingly senior roles at L’Oreal S.A., a manufacturer of cosmetics, perfumes and related products. Mr. Huber started his career as Brand Manager at Mars, Inc. and brings extensive knowledge of international brands, merchant and retail leadership and familiarity with all aspects of our business.

Michael P. Rosera was named Executive Vice President, Chief Operating Officer/Chief Financial Officer and Treasurer of Lands’ End in July 2012. From April 2010 to July 2012, he served as Executive Vice President,

International Franchising for Claire’s, Inc., a specialty retailer of jewelry and accessories for younger women. From July 2009 to April 2010, he served as Executive Vice President—Phat Fashions of Kellwood Company, a designer and marketer of apparel. From March 2006 to September 2008, Mr. Rosera served as Senior Vice President—Finance and Operations of Abercrombie & Fitch Co., a specialty retailer of apparel and accessories.

Michele Donnan Martin was named Executive Vice President, Chief Merchandising and Design Officer of Lands’ End in September 2013. From 2012 to 2013, she served as Senior Vice President and General Merchandise Manager of Coldwater Creek Inc., a designer and marketer of women’s apparel. From 2008 to 2011, she served as Brand President, Retail & Direct of Delia’s Inc., a multi-channel retail company primarily marketing to teenage girls. From 2005 to 2007, Ms. Donnan Martin served as Chief Design Officer, Women’s, Martin & OSA for American Eagle Outfitters, a clothing and accessories retailer.

Karl A. Dahlen joined Lands’ End in 1998 as Assistant General Counsel and has served as our General Counsel and Corporate Secretary since 2002. He was promoted to Senior Vice President from Vice President in January 2014. He served as Senior Legal Officer and Assistant Secretary from 1999 to 2002.

Kelly Ritchie joined Lands’ End in 1985 and has served as Senior Vice President, Employee and Customer Services since 2003. She has served as Senior Vice President, Employee Services since 1999 and assumed responsibility for our distribution centers in 2005. She served as Vice President of Employee Services from 1995 to 1999 and in various other Customer Service and Employee Services roles from 1985 to 1995.

ITEM 1A. RISK FACTORS

You should carefully consider the following risks and other information in this Annual Report on Form 10-K in evaluating our company and our common stock. Any of the following risks could materially and adversely affect our business, results of operations or financial condition. The risk factors generally have been separated into four groups: risks related to our business, risks related to our indebtedness, risks related to the spin-off and risks related to our common stock.

Risks Related to Our Business

If we fail to offer merchandise and services that customers want to purchase, our business and results of operations could be adversely affected.

Our products and services must satisfy the desires of customers, whose preferences change over time. In order to be successful, we must identify, obtain supplies of, and offer to customers attractive, innovative and high-quality merchandise on a continuous and timely basis. Failure to effectively gauge the direction of customer preferences, or convey a compelling brand image or price/value equation to customers may result in lower sales and resultant lower gross profit margins. This could have an adverse effect on our business and results of operations.

Customer preference for our branded merchandise could change, which may adversely affect our profitability.

Sales of branded merchandise account for substantially all of our total revenues and the Lands’ End brand, in particular, is a critical differentiating factor for our business. Our inability to develop products that resonate with our existing customers and attract new customers, our inability to maintain our strict quality standards or to develop, produce and deliver products in a timely manner, or any unfavorable publicity with respect to the foregoing or otherwise could negatively impact the image of our brand with our customers and could result in diminished loyalty to our brand. As customer tastes change, our failure to anticipate, identify and react in a timely manner to emerging fashion trends and appropriately supply our stores, catalogs and websites with attractive high-quality products that maintain or enhance the appeal of our brand could have an adverse effect on our sales, operating margins and results of operations.

The success of our Direct segment depends on customers’ use of our digital platform, including our e-commerce websites, and response to direct mail catalogs and digital marketing; if our overall marketing strategies, including our maintenance of a robust customer list, is not successful, our business and results of operations could be adversely affected.

The success of our Direct segment, which accounted for approximately 83% of our revenues in 2013, depends on customers’ use of our e-commerce websites and their response to our direct mail catalogs and direct marketing.

The level of customer traffic and volume of customer purchases on our e-commerce websites is substantially dependent on our ability to provide attractive and accessible websites, a high-quality customer experience and reliable delivery of our merchandise. If we are unable to maintain and increase customers’ use of our e-commerce websites and the volume of goods they purchase, including through our failure to successfully promote and maintain our e-commerce websites and their associated services, our business and results of operations could be adversely affected.

Customer response to our catalogs and digital marketing is substantially dependent on merchandise assortment, merchandise availability and creative presentation, as well as the selection of customers to whom our catalogs are sent and to whom our digital marketing is directed, changes in mailing strategies and the size of our mailings. Our maintenance of a robust customer list, which we believe includes desirable demographic characteristics for the products we offer, has also been a key component of our overall strategy. If the performance of our catalogs, emails and e-commerce websites decline, or if our overall marketing strategy is not successful, our business and results of operations could be adversely affected.

We depend on information technology and a failure of information technology systems, including with respect to our e-commerce operations, or an inability to upgrade or adapt our systems could adversely affect our business.

We rely on sophisticated information technology systems to operate our business, including the e-commerce websites that drive our direct-to-consumer, Lands’ End Business Outfitters and international sales channels and in-store/point-of-sale systems, inventory management and human resources. Our e-commerce websites are subject to numerous risks associated with selling merchandise that could have an adverse effect on our results of operations, including unanticipated operating problems, reliance on third-party computer hardware and software providers, system failures and the need to invest in additional and updated computer platforms.

Our information technology systems are potentially vulnerable to malicious intrusion, random attack or breakdown. Although we have invested in the protection of our data and information technology and also monitor our systems on an ongoing basis, there can be no assurance that these efforts will prevent breakdowns or breaches in our information technology systems that could adversely affect our business.

We also currently depend on Sears Holdings’ information technology systems for certain key services to support our core Lands’ End business channels, including tax processing and filing, credit and gift card processing, expense reporting and reimbursement and several key jointly shared commercial constructs. In addition, many Sears Holdings information technology systems are leveraged in support of our Lands’ End Shops at Sears. There can be no assurance that Sears Holdings will maintain and protect these information technology systems in such a way that would prevent breakdowns or breaches in such systems, which could adversely affect our business.

Additionally, our success will depend, in part, on our ability to identify, develop, acquire or license leading technologies useful in our business, enhance our existing services, develop new services and technologies that address the increasingly sophisticated and varied needs of our existing and prospective customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development and operation of our e-commerce websites and other proprietary technology entails significant technical and business risks. We can provide no assurance that we will be able to effectively use new technologies or adapt our e-commerce websites, proprietary technologies and transaction-processing systems to meet customer requirements or emerging industry standards. If we are unable to accurately project the need for such system expansion or upgrade or adapt our systems in a cost-effective and timely manner in response to changing market conditions or customer requirements, whether for technical, legal, financial or other reasons, our business and results of operations could be adversely affected.

Fluctuations and increases in the costs of raw materials could adversely affect our business and results of operations.

Our products are manufactured using several key raw materials, including wool, cotton and down, which are subject to fluctuations in price and availability and many of which are produced in emerging markets in Asia, South Asia and Central America. The prices of these raw materials can be volatile due to the demand for fabrics, weather conditions, supply conditions, government regulations, general economic conditions, crop yields and other unpredictable factors. Such factors may be exacerbated by legislation and regulations associated with global climate change. The prices of these raw materials may also fluctuate based on a number of other factors beyond our control, including commodity prices such as prices for oil, changes in supply and demand, labor costs, competition, import duties, tariffs, anti-dumping duties, currency exchange rates and government regulation. These fluctuations may result in an increase in our transportation costs for freight and distribution, utility costs for our retail stores and overall costs to purchase products from our vendors. Fluctuations in the cost, availability and quality of the raw materials used to manufacture our merchandise could have an adverse effect on our cost of goods, or our ability to meet customer demand.

If our relationships with our vendors are impaired, this could have an adverse effect on our competitive position and our business and results of operations.

Most of our arrangements with the vendors that supply a significant portion of our merchandise are not long-term agreements, and, therefore, our success depends on maintaining good relations with them. Our growth strategy depends to a significant extent on the willingness and ability of our vendors to efficiently supply merchandise that is consistent with our standards for quality and value. If we cannot obtain a sufficient amount and variety of quality product at acceptable prices, it could have a negative impact on our competitive position. This could result in lower revenues and decreased customer interest in our product offerings, which, in turn, could adversely affect our business and results of operations.

Our arrangements with our vendors are generally not exclusive. As a result, our vendors might be able to sell similar or identical products to certain of our competitors, some of which purchase products in significantly greater volume. Our competitors may enter into arrangements with suppliers that could impair our ability to sell those suppliers’ products, including by requiring suppliers to enter into exclusive arrangements, which could limit our access to such arrangements or products.

If we do not maintain the security of customer, employee or company information, we could experience damage to our reputation, incur substantial additional costs and become subject to litigation.

Any significant compromise or breach of customer, employee or company data security, whether held and maintained by us or by our third-party providers, could significantly damage our reputation and result in additional costs, lost sales, fines and lawsuits. The regulatory environment related to information security and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs. There is no guarantee that the procedures that we have implemented to protect against unauthorized access to secured data are adequate to safeguard against all data security breaches. We could be held liable to our customers or other parties or be subject to regulatory or other actions for breaching privacy rules, and our business and reputation could be adversely affected by any resulting litigation, civil or criminal penalties or adverse publicity.

If we cannot compete effectively in the apparel industry, our business and results of operations may be adversely affected.

The apparel industry is highly competitive. We compete with a diverse group of direct-to-consumer companies and retailers, including national department store chains, men’s and women’s specialty apparel chains, outdoor specialty stores, apparel catalog businesses, sportswear marketers and online apparel businesses that sell similar lines of merchandise. Our competitors may be able to adopt more aggressive pricing policies, adapt to changes in customer tastes or requirements more quickly, devote greater resources to the design, sourcing, distribution, marketing and sale of their products, or generate greater national brand recognition than us. An inability to overcome these potential competitive disadvantages or effectively market our products relative to our competitors could have an adverse effect on our business and results of operations.

The success of our Retail segment depends on the performance of our “store within a store” business model; if Sears Roebuck sells or disposes of its retail stores or if its retail business does not attract customers or does not adequately promote the Lands’ End Shops at Sears, our business and results of operations could be adversely affected.

The success of our Retail segment, which accounted for approximately 17% of our revenues in 2013, depends on the success of the “store within a store” business model. We operated 274 Lands’ End Shops at Sears as of the end of 2013. These stores had revenues of approximately $231.8 million in 2013, representing 90% of our Retail sales and 15% of our overall sales for 2013. The aggregate leased space of Lands’ End Shops at Sears is expected to decrease by approximately 5% on or prior to the distribution date as a result of real estate reallocation within Sears Holdings. The Lands’ End Shops at Sears may also decrease or be eliminated entirely if Sears Roebuck sells, disposes of or transfers ownership or control of any or all of its retail stores. The success and appeal of Sears stores and foot traffic within Sears stores, therefore, have a major impact on the sales of our Retail segment.

In addition, we depend on subsidiaries of Sears Holdings for various retail services and employees to support the Lands’ End Shops at Sears, including providing a dedicated, well-trained staff to directly engage with customers at the Lands’ End Shops at Sears, maintaining dedicated sales areas for Lands’ End branded products and shopping lounges where customers can search our offerings via the Internet and catalog, and providing signage and other marketing materials promoting the Lands’ End brand. If Sears Holdings does not provide these services with the standard of care and quality provided while we were a part of Sears Holdings and in accordance with our commercial agreements with Sears Holdings (or its subsidiaries) going forward and does not deliver a rewarding shopping experience to our customers, our reputation could suffer and our business and results of operations could be adversely affected.

We conduct business in and rely on sources for merchandise located in foreign markets, and our business may therefore be adversely affected by legal, regulatory, economic and political risks associated with international trade and those markets.

Substantially all of our merchandise is imported from vendors in China and other emerging markets in Asia, South Asia and Central America, either directly by us or indirectly by distributors who, in turn, sell products to us. We also sell our products in Canada, Northern and Central Europe and Japan, and we plan to develop a sales presence in other areas of Europe (such as Switzerland, Russia and Scandinavia) and Asia (particularly China). Our reliance on vendors in and marketing of products to customers in foreign markets create risks inherent in doing business in foreign jurisdictions, including:

•	the burdens of complying with a variety of foreign laws and regulations, including trade and labor restrictions;

•	economic and political instability in the countries and regions where our customers or vendors are located;

•	compliance with U.S. and other country laws relating to foreign operations, including the Foreign Corrupt Practices Act, which prohibits U.S. companies from making improper payments to foreign officials for the purpose of obtaining or retaining business, and the U.K. Bribery Act, which prohibits U.K. and related companies from any form of bribery;

•	changes in U.S. and non-U.S. laws (or changes in the enforcement of those laws) affecting the importation and taxation of goods, including duties, tariffs and quotas, enhanced security measures at U.S. ports, or imposition of new legislation relating to import quotas;

•	increases in shipping, labor, fuel, travel and other transportation costs;

•	the imposition of anti-dumping or countervailing duty proceedings resulting in the potential assessment of special anti-dumping or countervailing duties;

•	transportation delays and interruptions, including due to the failure of vendors or distributors to comply with import regulations;

•	adverse fluctuations in currency exchange rates; and

•	political instability and acts of terrorism.

Any increase in the cost of merchandise purchased from these vendors or restriction on the merchandise made available by these vendors could have an adverse effect on our business and results of operations.

Similarly, our inability to market and sell our products in foreign jurisdictions could have an adverse effect on our business and results of operations. Manufacturers in China have experienced increased costs in recent years due to shortages of labor and the fluctuation of the Chinese Yuan in relation to the U.S. dollar. If we are unable to successfully mitigate a significant portion of such product costs, our results of operations could be adversely affected.

New initiatives may be proposed in the United States that may have an impact on the trading status of certain countries and may include retaliatory duties or other trade sanctions that, if enacted, would increase the cost of products purchased from suppliers in countries that we do business with. Any inability on our part to rely on our foreign sources of production due to any of the factors listed above could have an adverse effect on our business, results of operations and financial condition.

If we are unable to protect or preserve the image of our brands and our intellectual property rights, our business may be adversely affected.

We regard our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success. As such, we rely on trademark and copyright law, trade secret protection and confidentiality agreements with our associates, consultants, vendors and others to protect our proprietary rights. Nevertheless, the steps we take to protect our proprietary rights may be inadequate and we may experience difficulty in effectively limiting unauthorized use of our trademarks and other intellectual property worldwide. Unauthorized use of our trademarks, copyrights, trade secrets or other proprietary rights may cause significant damage to our brands and our ability to effectively represent ourselves to agents, suppliers, vendors, licensees and/or customers. While we intend to enforce our trademark and other proprietary rights, there can be no assurance that we are adequately protected in all countries or that we will prevail when defending our trademark and proprietary rights. If we are unable to protect or preserve the value of our trademarks or other proprietary rights for any reason, or if we fail to maintain the image of our brands due to merchandise and service quality issues, actual or perceived, adverse publicity, governmental investigations or litigation, or other reasons, our brands and reputation could be damaged and our business may be adversely affected.

Third parties may sue us for alleged infringement of their proprietary rights. The party claiming infringement might have greater resources than we do to pursue its claims, and we could be forced to incur substantial costs and devote significant management resources to defend against such litigation. If the party claiming infringement were to prevail, we could be forced to discontinue the use of the related trademark or design and/or pay significant damages, or to enter into expensive royalty or licensing arrangements with the prevailing party, assuming these royalty or licensing arrangements are available at all on an economically feasible basis, which they may not be.

Increases in postage, paper and printing costs could adversely affect the costs of producing and distributing our catalog and promotional mailings, which could have an adverse effect on our business and results of operations.

Catalog mailings are a key aspect of our business and increases in costs relating to postage, paper and printing would increase the cost of our catalog mailings and could reduce our profitability to the extent that we are unable to offset such increases by raising prices, by implementing more efficient printing, mailing, delivery and order fulfillment systems or by using alternative direct-mail formats.

We currently use the U.S. Postal Service for distribution of substantially all of our catalogs and are therefore vulnerable to postal rate increases. The current economic and legislative environments may lead to further rate increases or a discontinuation of the discounts for bulk mailings and sorting by zip code and carrier routes which Lands’ End currently leverages for cost savings.

Paper for catalogs and promotional mailings is a vital resource in the success of our business. The market price for paper has fluctuated significantly in the past and may continue to fluctuate in the future. We do not have multi-year fixed-price contracts for the supply of paper and are not guaranteed access to, or reasonable prices for, the amounts required for the operation of our business over the long term.

We also depend upon external vendors to print and mail our catalogs. The limited number of printers capable of handling such needs subjects us to risks if any printer fails to perform under our agreement. Most of our catalog-related costs are incurred prior to mailing, and we are not able to adjust the costs of a particular catalog mailing to reflect the actual subsequent performance of the catalog.

We rely on third parties to provide us with services in connection with certain aspects of our business, and any failure by these third parties to perform their obligations could have an adverse effect on our business and results of operations.

We have entered into agreements with third parties for logistics services, information technology systems (including hosting some of our e-commerce websites), onshore and offshore software development and support, catalog production, distribution and packaging and employee benefits. Services provided by any of our third-party suppliers could be interrupted as a result of many factors, such as acts of God or contract disputes. Any failure by a third party to provide us with contracted-for services on a timely basis or within service level expectations and performance standards could result in a disruption of our business and have an adverse effect on our business and results of operations.

If we fail to timely and effectively obtain shipments of products from our vendors and deliver merchandise to our customers, our business and operating results could be adversely affected.

We do not own or operate any manufacturing facilities and therefore depend upon independent third-party vendors for the manufacture of our merchandise. We cannot control all of the various factors that might affect timely and effective procurement of supplies of product from our vendors and delivery of merchandise to our customers. A majority of the products that we purchase must be shipped to our distribution centers in Dodgeville, Reedsburg and Stevens Point, Wisconsin; Oakham, England; and Fujieda, Japan. While our reliance on a limited number of distribution centers provides certain efficiencies, it also makes us more vulnerable to natural disasters, weather-related disruptions, accidents, system failures or other unforeseen causes that could delay or impair our ability to fulfill customer orders and/or ship merchandise to our stores, which could adversely affect sales. Our utilization of imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to a distribution center, organized labor strikes and work stoppages, transportation and other delays in shipments, including as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States, the United Kingdom and Japan, unexpected or significant port congestion, lack of freight availability and freight cost increases. In addition, if we experience a shortage of a popular item, we may be required to arrange for additional quantities of the item, if available, to be delivered through airfreight, which is significantly more expensive than standard shipping by sea. We may not be able to obtain sufficient freight capacity on a timely basis or at favorable shipping rates and, therefore, may not be able to timely receive merchandise from vendors or deliver products to customers.

We rely upon proprietary and third-party land-based and air freight carriers for merchandise shipments from our distribution centers to customers. Accordingly, we are subject to the risks, including labor disputes, union organizing activity, inclement weather and increased transportation costs, associated with such carriers’ ability to provide delivery services to meet outbound shipping needs. In addition, if the cost of fuel continues to rise or remains at current levels, the cost to deliver merchandise from distribution centers to customers may rise, and, although some of these costs are paid by our customers, such costs could have an adverse impact on our profitability. Failure to procure and deliver merchandise to customers in a timely, effective and economically viable manner could damage our reputation and adversely affect our business. In addition, any increase in distribution costs and expenses could adversely affect our future financial performance.

Reliance on promotions and markdowns to encourage consumer purchases could adversely affect our gross margins and results of operations.

The apparel industry is dominated by large brands and national/mass retailers, where price competition, promotion, and branded product assortment drive differentiation between competitors in the industry. In order to be competitive, we must offer customers compelling products at attractive prices, including through promotions and markdowns. Heavy reliance on promotions and markdowns to encourage customers to purchase our merchandise could have a negative impact on our brand equity, gross margins and results of operations.

If we do not efficiently manage inventory levels, our results of operations could be adversely affected.

We must maintain sufficient inventory levels to operate our business successfully, but we must also avoid accumulating excess inventory, which increases working capital needs and lowers gross margins. We obtain substantially all of our inventory from vendors located outside the United States. Some of these vendors often require lengthy advance notice of order requirements in order to be able to supply products in the quantities requested. This usually requires us to order merchandise, and enter into commitments for the purchase of such merchandise, well in advance of the time these products will be offered for sale. As a result, it may be difficult to respond to changes in the apparel, footwear, accessories or home products markets. If we do not accurately anticipate the future demand for a particular product or the time it will take to obtain new inventory, inventory levels will not be appropriate and our results of operations could be adversely affected.

Unseasonal or severe weather conditions may adversely affect our merchandise sales.

Our business is adversely affected by unseasonal weather conditions. Sales of certain seasonal apparel items, specifically outerwear and swimwear, are dependent in part on the weather and may decline in years in which weather conditions do not favor the use of these products. Sales of our spring and summer products, which traditionally consist of lighter clothing and swimwear, are adversely affected by cool or wet weather. Similarly, sales of our fall and winter products, which are traditionally weighted toward outerwear, are adversely affected by mild, dry or warm weather. In addition, severe weather events typically lead to temporarily reduced traffic at the Sears locations in which Lands’ Ends Shops at Sears are located and at our other retail locations which could lead to reduced sales of our merchandise. Severe weather events may impact our ability to supply our stores, deliver orders to customers on schedule and staff our stores and fulfillment centers, which could have an adverse effect on our business and results of operations.

Our business is seasonal in nature, and any decrease in our sales or margins could have an adverse effect on our business and results of operations.

The apparel industry is highly seasonal, with the highest levels of sales occurring during the fourth quarter of our fiscal year. Our sales and margins during the fourth quarter may fluctuate based upon factors such as the timing of holiday seasons and promotions, the amount of net sales contributed by new and existing stores, the timing and level of markdowns, competitive factors, weather and general economic conditions. Any decrease in sales or margins, whether as a result of increased promotional activity or because of economic conditions, poor weather or other factors, could have an adverse effect on our business and results of operations. In addition, seasonal fluctuations also affect our inventory levels, since we usually order merchandise in advance of peak selling periods and sometimes before new fashion trends are confirmed by customer purchases. We generally carry a significant amount of inventory, especially before the fourth quarter peak selling periods. If we are not successful in selling inventory during these periods, we may have to sell the inventory at significantly reduced prices, which could adversely affect our business and results of operations.

If our independent vendors do not use ethical business practices or comply with applicable laws and regulations, our reputation could be materially harmed and have an adverse effect on our business and results of operations.

Our reputation and customers’ willingness to purchase our products depend in part on our vendors’ compliance with ethical employment practices, such as with respect to child labor, wages and benefits, forced labor, discrimination, freedom of association, unlawful inducements, safe and healthy working conditions, and with all legal requirements relating to the conduct of their business. While we operate compliance and monitoring programs to promote ethical and lawful business practices, we do not exercise ultimate control over our independent vendors or their business practices and cannot guarantee their compliance with ethical and lawful business practices. Violation of labor or other laws by vendors, or the divergence of a vendor’s labor practices from those generally accepted as ethical in the United States could materially hurt our reputation, which could have an adverse effect on our business and results of operations.

We may be subject to assessments for additional state taxes, which could adversely affect our business.

In accordance with current law, we pay, collect and/or remit taxes in those states where we or our subsidiaries, as applicable, maintain a physical presence. While we believe that we have appropriately remitted all taxes based on our interpretation of applicable law, tax laws are complex and their application differs from state to state. It is possible that some taxing jurisdictions may attempt to assess additional taxes and penalties on us or assert either an error in our calculation, a change in the application of law, or an interpretation of the law that differs from our own, which may, if successful, adversely affect our business and results of operations.

We may be subject to periodic litigation and other regulatory proceedings, including with respect to product liability claims. These proceedings may be affected by changes in laws and government regulations or changes in their enforcement.

From time to time, we may be involved in lawsuits and regulatory actions relating to our business or products we sell or have sold. These proceedings may be in jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants. We are impacted by trends in litigation, including class-action allegations brought under various consumer protection and employment laws, including wage and hour laws and laws relating to electronic commerce. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have an adverse effect on our business and results of operations. Regardless of the outcome of any litigation or regulatory proceedings, any such proceeding could result in substantial costs and may require that we devote substantial resources to defend the proceeding, which could affect the future premiums we would be required to pay on our insurance policies. Changes in governmental regulations could also have adverse effects on our business and subject us to additional regulatory actions.

Some of the products we sell may expose us to product liability claims relating to personal injury, death or property damage allegedly caused by these products, and could require us to take corrective actions, including product recalls. Although we maintain liability insurance, there is no guarantee that our current or future coverage will be adequate for liabilities actually incurred, or that insurance will continue to be available on economically reasonable terms, or at all. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant periods, regardless of the ultimate outcome. Claims of this nature, as well as product recalls, could also have an adverse effect on customer confidence in the products we sell and on our reputation, business and results of operations.

We could incur charges due to impairment of goodwill, other intangible assets and long-lived assets.

As of January 31, 2014, we had goodwill and intangible asset balances totaling $641.3 million, most of which are subject to testing for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Our intangible assets consist of $528.3 million for our trade name, $3.0 million of finite-lived intangible assets and our goodwill balance was $110.0 million. Any event that impacts our reputation could result in impairment charges for our trade name. Long-lived assets, primarily property and equipment, are also subject to testing for impairment. A significant amount of judgment is involved in our impairment assessment. If actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we could incur impairment charges for intangible assets, goodwill or long-lived assets, which could have an adverse effect on our results of operations.

Our failure to retain our executive management team and to attract qualified new personnel could adversely affect our business and results of operations.

We depend on the talents and continued efforts of our executive management team, which is composed of the individuals named under “Executive Officers.” The loss of one or more of the members of our executive management may disrupt our business and adversely affect our results of operations. Furthermore, our ability to manage further expansion will require us to continue to train, motivate and manage employees and to attract, motivate and retain additional qualified personnel. We believe that having personnel who are passionate about our brand and have industry experience and a strong customer service ethic has been an important factor in our historical success, and we believe it will continue to be important to growing our business. Competition for these types of personnel is intense, and we may not be successful in attracting, assimilating and retaining the personnel required to grow and operate our business profitably. With the seasonal nature of the retail business, over 3,000 flexible part-time employees join us each year to support our varying peak seasons, including the fourth quarter holiday shopping season. An inability to attract qualified seasonal personnel could interrupt our sales during this period.

Our plans to expand internationally may not be successful.

Our current strategies include international expansion in a number of countries around the world through a number of channels and brands, including in Asia and Europe. We have limited experience operating in many of these locations, and face major, established competitors and barriers to entry. In addition, in many of these locations, the real estate, employment and labor, transportation and logistics, regulatory and other operating requirements differ dramatically from those in the places where we have experience. Foreign currency exchange rate fluctuations may also adversely affect our international operations and sales, including by increasing the cost of business in certain locations. Moreover, consumer tastes and trends may differ in many of these locations from those in our existing locations, and as a result, the sales of our products may not be successful or profitable. If our international expansion plans are unsuccessful or do not deliver an appropriate return on our investments, our business could be adversely affected.

Our business is affected by worldwide economic and market conditions; a failure of the economy to sustain its recovery, a renewed decline in consumer-spending levels and other adverse developments, including rising inflation, could lead to reduced revenues and gross margins and adversely affect our business, results of operations and liquidity.

Many economic and other factors are outside of our control, including general economic and market conditions, consumer and commercial credit availability, inflation, unemployment, consumer debt levels and other challenges currently affecting the global economy. Continued high rates of unemployment, depressed home prices, reduced access to credit and the domestic and international political situation may adversely affect consumer confidence and disposable income levels. Low consumer confidence and disposable incomes could lead to reduced consumer spending and lower demand for our products, which are discretionary items the purchase of which can be reduced before customers adjust their budgets for necessities. These factors could have a negative impact on our sales and cause us to increase inventory markdowns and promotional expenses, thereby reducing our gross margins and operating results.

In addition, our liquidity needs are funded by operating cash flows and, to the extent necessary, may be funded by borrowings under an asset-based senior secured revolving credit facility (the “ABL Facility”) that we expect to enter into in connection with the spin-off. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” The availability of financing depends on numerous factors that are outside of our control, including general economic and market conditions, the health of financial institutions, our credit ratings and lenders’ assessments of our prospects and the prospects of the retail industry in general. The lenders under any credit facilities or loan agreements we may enter into may not be able to meet their commitments if they experience shortages of capital and liquidity. There can be no assurance that our ability to otherwise access the credit markets will not be adversely affected by changes in the financial markets and the global economy. If we are not able to fulfill our liquidity needs through operating cash flows and/or borrowings under credit facilities or otherwise in the capital markets, our business and financial condition could be adversely affected.

Other factors may have an adverse effect on our business, results of operations and financial condition.

Many other factors may affect our profitability and financial condition, including:

•	changes in or interpretations of laws and regulations, including changes in accounting standards, taxation requirements, product marketing application standards and environmental laws;

•	differences between the fair value measurement of assets and liabilities and their actual value, particularly for intangibles and goodwill; and for contingent liabilities such as litigation, the absence of a recorded amount, or an amount recorded at the minimum, compared to the actual amount;

•	changes in the rate of inflation, interest rates and the performance of investments held by us;

•	changes in the creditworthiness of counterparties that transact business with or provide services to us; and

•	changes in business, economic and political conditions, including war, political instability, terrorist attacks, the threat of future terrorist activity and related military action; natural disasters; the cost and availability of insurance due to any of the foregoing events; labor disputes, strikes, slow-downs or other forms of labor or union activity; and pressure from third-party interest groups.

Risks Related to the Spin-Off

Our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.

Although we were an independent company prior to our acquisition by Sears Roebuck in June 2002, the more recent historical information about us in this Annual Report on Form 10-K refers to the Lands’ End’s business as operated by and integrated with Sears Holdings. Accordingly, the historical financial information included in this Annual Report on Form 10-K does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future primarily as a result of the factors described below:

•	Prior to the separation, Sears Holdings or one of its affiliates performed various corporate functions for us. Following the spin-off, Sears Holdings or its subsidiaries will provide some of these functions to us, as described in “Item 13. Certain Relationships and Related Transactions, and Director Independence—Our Relationship with Sears Holdings Following the Spin-Off.” Our historical financial results reflect allocations of corporate expenses from Sears Holdings for these functions and are likely to be less than the expenses we would have incurred had we operated as a separate publicly traded company. Following the spin-off, we may not be able to perform these functions as efficiently or at comparable costs, and our profitability may decline as a result;

•	Currently, we are able to use Sears Holdings’ size and purchasing power in procuring various goods and services and have shared economies of scope and scale in costs, employees, vendor relationships and customer relationships. Although we will enter into a transition services agreement and other commercial agreements with Sears Holdings or its subsidiaries in connection with the spin-off, these arrangements may not fully capture the benefits we have enjoyed as a result of being integrated with Sears Holdings and may result in us paying higher charges than in the past for these services. As a separate, publicly traded company, we may be unable to obtain goods and services at the prices and terms obtained prior to the spin-off, which could decrease our overall profitability. This could have an adverse effect on our business and results of operations following the completion of the spin-off;

•	Generally, our working capital requirements and capital for our general corporate purposes have historically been satisfied as part of the corporate-wide cash management policies of Sears Holdings. Following the spin-off, we may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements; and

•	Our historical financial information does not reflect any debt we may incur in connection with the spin-off.

Other significant changes may occur in our cost structure, management, financing and business operations as a result of operating as a company separate from Sears Holdings. For additional information about the past financial performance of our business and the basis of presentation of the historical combined financial statements of our business, see “Item 6. Selected Historical Financial Data,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical combined financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

Sears Holdings or its subsidiaries may fail to perform under various transaction agreements that will be executed in connection with the spin-off or we may fail to have necessary systems and services in place when certain of the transaction agreements expire.

We rely on Sears Holdings to provide logistics, point-of-sale and related store systems to the Lands’ End Shops at Sears. In connection with the spin-off, we will enter into various agreements, including a separation and distribution agreement, a transition services agreement and a tax sharing agreement, to effect the separation and provide a framework for our relationship with Sears Holdings after the spin-off. In addition, we will enter into commercial agreements with Sears Holdings or its subsidiaries, including a master lease agreement, a master sublease agreement, a financial services agreement, a retail operations agreement for the Lands’ End Shops at Sears and a Shop Your Way retail establishment agreement. We previously entered into a co-location and services agreement with a subsidiary of Sears Holdings that will be amended in connection with the spin-off. These agreements are discussed in greater detail in the section titled “Item 13. Certain Relationships and Related Transactions, and Director Independence—Our Relationship with Sears Holdings Following the Spin-Off.” Certain of these agreements will provide for the performance of services by each company for the benefit of the other for up to 12 months after the spin-off or, in the case of the commercial agreements we will enter into with Sears Holdings, for the period of time otherwise specified in the applicable agreement. We will rely on Sears

Holdings and its subsidiaries to satisfy their performance and payment obligations under these agreements. If Sears Holdings or its subsidiaries are unable to satisfy their obligations under these agreements, including their indemnification obligations, we could incur operational difficulties or losses. These arrangements could lead to disputes between Sears Holdings or its subsidiaries and us over the use of and charges for facilities and the allocation of revenues and expenses for our sales from the Lands’ End Shops at Sears and from our gift card programs.

If we do not have in place our own systems and services, or if we do not have agreements with other providers of these services when the transaction or commercial agreements terminate, we may not be able to operate our business effectively and our profitability may decline. We are in the process of creating our own, or engaging third parties to provide, systems and services to replace many of the systems and services Sears Holdings and its subsidiaries currently provide to us. We may not be successful in effectively or efficiently implementing these systems and services or in transitioning data from Sears Holdings’ systems to ours. These systems and services may also be more expensive or less efficient than the systems and services Sears Holdings and its subsidiaries are expected to provide during the transition period.

We may have received better terms from unaffiliated third parties than the terms we will receive in our agreements with Sears Holdings or its subsidiaries.

The agreements we will enter into with Sears Holdings or its subsidiaries in connection with the spin-off, including the transition services agreement, tax sharing agreement, master lease agreement, master sublease agreement, financial services agreement, Lands’ End Shops at Sears retail operations agreement and Shop Your Way retail establishment agreement, were prepared in the context of the spin-off while we were still a wholly owned indirect subsidiary of Sears Holdings. Accordingly, during the period in which the terms of these agreements and amendments were prepared, we did not have an independent board of directors or a management team that was independent of Sears Holdings. As a result, the terms of these agreements are of fixed duration and may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties. Arm’s-length negotiations between Sears Holdings and an unaffiliated third party in another form of transaction, such as with a buyer in a sale of a business, may have resulted in more favorable terms to the unaffiliated third party. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Our Relationship with Sears Holdings Following the Spin-Off.”

Potential indemnification liabilities to Sears Holdings pursuant to the separation and distribution agreement could adversely affect us.

The separation and distribution agreement with Sears Holdings will provide, among other things, the principal corporate transactions required to effect the spin-off, certain conditions to the spin-off and provisions governing the relationship between us and Sears Holdings with respect to and resulting from the spin-off. For a description of the separation and distribution agreement, see “Item 13. Certain Relationships and Related Transactions, and Director Independence—The Separation and Distribution Agreement.” Among other things, the separation and distribution agreement provides for indemnification obligations designed to make us financially responsible for substantially all liabilities that may exist relating to our business activities, whether incurred prior to or after the spin-off, as well as any obligations of Sears Holdings that we may assume pursuant to the separation and distribution agreement. If we are required to indemnify Sears Holdings under the separation and distribution agreement, we may be subject to substantial liabilities.

If the spin-off is determined to be taxable for U.S. federal income tax purposes, our stockholders could incur significant U.S. federal income tax liabilities.

A condition to the spin-off is Sears Holdings’ receipt of an opinion from the law firm of Simpson Thacher & Bartlett LLP substantially to the effect that the spin-off and its associated transactions (including the Internal Transactions (as defined in the separation and distribution agreement)) will qualify as tax-free under Sections 355, 368 and related provisions of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), except to the extent of any cash received in lieu of fractional shares of our common stock. An opinion of counsel is not binding on the Internal Revenue Service (“IRS”). Accordingly, the IRS may reach conclusions with respect to the spin-off that are different from the conclusions reached in the opinion. The opinion will rely on certain facts, assumptions, representations and undertakings from Sears Holdings and us regarding the past and future conduct of the companies’ respective businesses and other matters, which, if incomplete, incorrect or not satisfied, could alter counsel’s conclusions.

If the spin-off ultimately is determined to be taxable, the spin-off could be treated as a taxable dividend to you for U.S. federal income tax purposes, and you could incur significant U.S. federal income tax liabilities. In addition, Sears Holdings would recognize a taxable gain to the extent that the fair market value of our common stock exceeds Sears Holdings’ tax basis in such stock on the date of the spin-off. Sears Holdings would not expect tax on such gain, if any, to be substantial. For a description of the sharing of such liabilities between Sears Holdings and us, see “Item 13. Certain Relationships and Related Transactions, and Director Independence—Tax Sharing Agreement.”

We may not be able to engage in certain corporate transactions after the spin-off.

Our ability to engage in significant equity transactions will be limited or restricted after the spin-off in order to preserve for U.S. federal income tax purposes the tax-free nature of the spin-off by Sears Holdings. Even if the spin-off otherwise qualifies for tax-free treatment under Section 355 of the Code, it may be taxable to Sears Holdings if 50% or more, by vote or value, of shares of our common stock or Sears Holdings’ common stock are acquired or issued as part of a plan or series of related transactions that includes the spin-off. For this purpose, any acquisitions or issuances of Sears Holdings’ common stock within two years before the spin-off, and any acquisitions or issuances of our common stock or Sears Holdings’ common stock within two years after the spin-off, generally are presumed to be part of such a plan, although we or Sears Holdings may be able to rebut that presumption. If an acquisition or issuance of shares of our common stock or Sears Holdings’ common stock triggers the application of Section 355(e) of the Code, Sears Holdings would recognize a taxable gain to the extent the fair market value of our common stock exceeds Sears Holdings’ tax basis in common stock. If the spin-off was subject to Section 355(e) of the Code, we would not expect tax on such gain, if any, to be substantial.

Under the tax sharing agreement, there will be restrictions on our ability to take actions that could cause the spin-off to fail to qualify for favorable treatment under the Code. These restrictions may prevent us from entering into transactions which might be advantageous to us or our stockholders. For a description of the tax sharing agreement, see “Item 13. Certain Relationships and Related Transactions, and Director Independence—Tax Sharing Agreement.”

Edward S. Lampert and ESL, whose interests may be different from your interests, are expected to be able to exert substantial influence over us following the spin-off and may have interests different than yours.

Immediately following the spin-off, ESL, which beneficially owns approximately 48.4% of Sears Holdings common stock as of the date hereof, is expected to beneficially own approximately 48.4% of the outstanding shares of our common stock. ESL may also increase its percentage beneficial ownership of us through open market purchases of our common stock or otherwise. ESL and its affiliates are controlled, directly or indirectly, by Mr. Lampert. Accordingly, ESL, and thus Mr. Lampert, may have the ability to exert substantial influence over certain matters on which holders of our common stock vote, including, among other things, the election of directors, approving mergers or other business combinations and effecting certain amendments to our certificate of incorporation. The interests of ESL, which has investments in companies other than us (including Sears Holdings) who are counterparties to key agreements with us, may from time to time diverge from the interests of our other stockholders. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for a more detailed description of the expected beneficial ownership of our capital stock by ESL following the spin-off.

There may be a significant degree of difficulty in operating as a separate entity and managing that process effectively could require a significant amount of senior management’s time.

The spin-off from Sears Holdings could cause an interruption of, or loss of momentum in, the operation of our business. Members of our senior management may be required to devote considerable amounts of time to the spin-off, which could decrease the time they will have to manage their ordinary responsibilities. If our senior management is not able to manage the spin-off effectively, or if any significant business activities are interrupted as a result of the spin-off, our business and operating results could suffer.

We may not achieve some or all of the expected benefits of the spin-off, and the spin-off may adversely affect our business.

We may not be able to achieve the full strategic and financial benefits expected to result from the spin-off, or these benefits may be delayed or not occur at all. The spin-off is expected to provide the following benefits, among others: (1) simplified focus and operational flexibility that will enable each of Lands’ End and Sears Holdings to be better able to dedicate resources to pursue unique growth opportunities and execute strategic plans best suited to their respective businesses, (2) a business-appropriate capital structure for each of Sears Holdings and Lands’ End, (3) focused management and more effective equity-based compensation arrangements and (4) increasing investors’ understanding of Lands’ End and its market position within its industry, while also allowing for a more natural and interested investor base. The spin-off may also potentially enhance Lands’ End’s financial flexibility, such as allowing direct access by Lands’ End to the capital markets. In contrast to a sale of the entire business, the spin-off will enable current Sears Holdings stockholders to directly participate in any future value creation by Lands’ End, while also allowing investors the flexibility to consider Sears Holdings and Lands’ End as independent investment decisions based on Lands’ End’s and Sears Holdings’ different business models and strategies.

We may not achieve these and other anticipated benefits and may be subject to unanticipated costs in connection with the spin-off for a variety of reasons, including, among others: (a) the spin-off will require significant amounts of management’s time and effort, which may divert management’s attention from operating and growing our business; (b) following the spin-off, we may be more susceptible to market fluctuations and other adverse events than if we were still a part of Sears Holdings; (c) following the spin-off, our business will be less diversified than Sears Holdings’ business prior to the spin-off; and (d) the other actions required to separate Sears Holdings’ and Lands’ End’s respective businesses could disrupt our operations. If we fail to achieve some or all of the benefits expected to result from the spin-off, or if these benefits are delayed, our business and results of operations could be adversely affected.

Potential liabilities may arise under fraudulent conveyance and transfer laws and legal capital requirements, which could have an adverse effect on our financial condition and our results of operations.

In the event that any entity involved in the spin-off (including certain internal restructuring and financing transactions contemplated to be consummated in connection with the spin-off) subsequently fails to pay its creditors or enters insolvency proceedings, these transactions may be challenged under U.S. federal, U.S. state and foreign fraudulent conveyance and transfer laws, as well as legal capital requirements governing distributions and similar transactions. If a court were to determine under these laws that, (a) at the time of the spin-off, the entity in question: (1) was insolvent; (2) was rendered insolvent by reason of the spin-off; (3) had remaining assets constituting unreasonably small capital; (4) intended to incur, or believed it would incur, debts beyond its ability to pay these debts as they matured; or (b) the transaction in question failed to satisfy applicable legal capital requirements, the court could determine that the spin-off was voidable, in whole or in part. Subject to various defenses, the court could then require Sears Holdings or us, or other recipients of value in connection with the spin-off (potentially including our stockholders as recipients of shares of our common stock in connection with the spin-off), as the case may be, to turn over value to other entities involved in the spin-off and contemplated transactions for the benefit of unpaid creditors. The measure of insolvency and applicable legal capital requirements will vary depending upon the jurisdiction whose law is being applied.

Risks Related to Our Indebtedness

Our leverage may place us at a competitive disadvantage in our industry. We expect that the agreements governing our debt will contain various covenants that impose restrictions on us that may affect our ability to operate our business.

We will have substantial leverage following the spin-off and, accordingly, will have significant debt service obligations. Our debt and debt service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities. Our expected level of debt presents the following risks, among others:

•	we could be required to use a substantial portion of our cash flow from operations to pay principal (including amortization) and interest on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, strategic acquisitions and other general corporate requirements or causing us to make non-strategic divestitures;

•	our interest expense could increase if prevailing interest rates increase, because we expect a substantial portion of our debt to bear interest at variable rates;

•	our substantial leverage could increase our vulnerability to economic downturns and adverse competitive and industry conditions and could place us at a competitive disadvantage compared to those of our competitors that are less leveraged;

•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business, our industry and changing market conditions and could limit our ability to pursue other business opportunities, borrow more money for operations or capital in the future and implement our business strategies;

•	our level of debt may restrict us from raising additional financing on satisfactory terms to fund working capital, capital expenditures, strategic acquisitions and other general corporate requirements;

•	we expect that the agreements governing our debt will contain covenants that will limit our ability to pay dividends or make other restricted payments and investments;

•	we expect that the agreements governing our debt will contain operating covenants that could limit our and our operating subsidiaries’ ability to engage in activities that may be in our best interests in the long term, including, without limitation, by restricting our and our subsidiaries’ ability to incur debt, create liens, enter into transactions with affiliates or prepay certain kinds of indebtedness. However, we expect that the credit agreements governing our debt will not contain any financial covenants unless we fall below a minimum level of borrowing availability under the ABL Facility; and

•	the failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of the applicable debt, and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In the event our creditors accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that debt.

We may need additional financing in the future for our general corporate purposes, and such financing may not be available on favorable terms, or at all, and may be dilutive to existing stockholders.

We may need to seek additional financing for our general corporate purposes, such as to finance our international expansion and the growth of our Retail segment. We may be unable to obtain any desired additional financing on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance our products, or respond to competitive pressures, any of which could negatively affect our business. If we raise additional funds through the issuance of equity securities, our stockholders could experience dilution of their ownership interest. If we raise additional funds by issuing debt, we may be subject to limitations on our operations due to restrictive covenants.

Risks Related to Our Common Stock

We cannot be certain that an active trading market for our common stock will develop or be sustained after the spin-off, and following the spin-off, our stock price may fluctuate significantly.

A public market for our common stock does not currently exist. We anticipate that on or prior to the record date for the distribution, trading of shares of our common stock will begin on a “when-issued” basis and will continue through the distribution date, although we cannot guarantee that such trading will occur. We also cannot guarantee that an active trading market will develop or be sustained for our common stock after the spin-off, nor can we predict the prices at which shares of our common stock may trade after the spin-off. Similarly, we cannot predict the effect of the spin-off on the trading prices of our common stock or whether the combined market value of the shares of our common stock and the shares of Sears Holdings common stock after the spin-off will be less than, equal to or greater than the market value of shares of Sears Holdings common stock prior to the spin-off.

The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our operating results;

•	changes in earnings estimated by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of comparable companies;

•	changes to the regulatory and legal environment under which we operate;

•	domestic and worldwide economic conditions; and

•	sales by investors of some or all of the shares of our common stock that they receive in the spin-off.

Further, when the market price of a company’s common stock drops significantly, stockholders often initiate securities class action lawsuits against the company. A lawsuit against Lands’ End could cause us to incur substantial costs and could divert the time and attention of our senior management and other resources.

A number of our shares of common stock are or will be eligible for future sale, which may cause our stock price to decline.

Any sales of substantial amounts of our common stock in the public market or the perception that such sales might occur, in connection with the spin-off or otherwise, may cause the market price of our common stock to decline. Upon completion of the spin-off, we expect that we will have an aggregate of approximately 32 million shares of our common stock issued and outstanding on the distribution date. These shares will be freely tradable without restriction or further registration under the U.S. Securities Act of 1933, as amended (the “Securities Act”), unless the shares are owned by one of our “affiliates,” as that term is defined in Rule 405 under the Securities Act.

We are unable to predict whether large amounts of our common stock will be sold in the open market following the spin-off. We are also unable to predict whether a sufficient number of buyers would be in the market at that time. A portion of Sears Holdings’ common stock is held by index funds tied to certain stock indices. If we are not included in these indices at the time of the spin-off, these index funds will be required to sell our stock.

We expect that, immediately following the spin-off, ESL, which beneficially owns approximately 48.4% of Sears Holdings common stock as of the date of this Annual Report on Form 10-K, will beneficially own approximately 48.4% of our outstanding common stock. ESL will, in its sole discretion, determine the timing and terms of any transactions with respect to its shares of Lands’ End common stock, taking into account business and market conditions and other factors that it deems relevant. ESL is not subject to any contractual obligation to maintain its ownership position in us. Consequently, we cannot assure you that ESL will maintain its ownership interest in us. Any sale by ESL of our common stock or any announcement by ESL that it has decided to sell shares of our common stock, or the perception by the investment community that ESL has sold or decided to sell shares of our common stock, could have an adverse impact on the price of our common stock. For further description of transfer restrictions that may apply to our capital stock, see “The Spin-Off—Transferability of Shares You Receive” in our previously filed Registration Statement on Form 10, as amended.

The combined post-spin-off value of our common stock and Sears Holdings common stock may not equal or exceed the pre-spin-off value of Sears Holdings common stock.

We cannot assure you that the combined trading prices of Sears Holdings common stock and our common stock after the spin-off, as adjusted for any changes in the combined capitalization of the two companies, will be equal to or greater than the trading price of Sears Holdings common stock prior to the spin-off. Until the market has fully evaluated the business of Sears Holdings without the Lands’ End business, the price at which shares of Sears Holdings common stock trade may fluctuate. Similarly, until the market has fully evaluated the Lands’ End business, the price at which shares of our common stock trade may fluctuate.

We do not expect to pay dividends for the foreseeable future.

We do not currently expect to declare or pay dividends on our common stock for the foreseeable future following the spin-off. Instead, we intend to retain earnings to finance the growth and development of our business and for working capital and general corporate purposes. Any payment of dividends will be at the discretion of our board of directors and will depend upon various factors then existing, including earnings, financial condition, results of operations, capital requirements, level of indebtedness, any contractual restrictions with respect to payment of dividends, restrictions imposed by applicable law, general business conditions and other factors that our board of directors may deem relevant. As a result, you may not receive any return on an investment in our capital stock in the form of dividends.

Your percentage ownership in Lands’ End may be diluted in the future.

In the future, your percentage ownership in Lands’ End may be diluted because of equity issuances for acquisitions, strategic investments, capital market transactions or otherwise, including equity awards that we may grant to our directors, officers and employees. Our compensation committee may grant additional stock options or other stock-based awards to our employees after the spin-off. These awards would have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock. From time to time, we may issue additional options or other stock-based awards to our employees under our employee benefits plans.

Becoming a public company will increase our expenses and administrative burden, in particular to bring us into compliance with certain provisions of the Sarbanes-Oxley Act of 2002.

As a public company, we will incur certain legal, accounting and other expenses that we did not incur as a subsidiary of Sears Holdings. These increased costs and expenses may arise from various factors, including financial reporting, costs associated with complying with federal securities laws (including compliance with the Sarbanes-Oxley Act of 2002), tax administration, and legal and human-resources related functions. Although we expect that a number of these functions will continue to be performed by subsidiaries of Sears Holdings following the spin-off, we will be required to, among other things, create or revise the roles and duties of board committees, adopt additional internal controls and disclosure controls and procedures, retain a transfer agent and adopt an insider trading policy in compliance with our obligations under the securities laws.

We also expect that being a public company subject to additional laws, rules and regulations will require the investment of additional resources to ensure ongoing compliance with these laws, rules and regulations. In addition, these laws, rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified executive officers and qualified persons to serve on our board of directors, and in particular to serve on our audit committee.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Facilities and Store Locations

We own or lease domestic properties and international offices, customer sales/service centers, distribution centers and retail stores. Most of our stores are located inside of existing Sears stores. In such cases, we expect to enter into a lease or sublease with Sears Roebuck for the portion of the space in which our store will operate and pay rent directly to Sears Roebuck or one of its affiliates on the terms negotiated in connection with the spin-off. We believe that our existing facilities are well maintained and are sufficient to meet our current needs. We review all leases set to expire in the short term to determine the appropriate action to take with respect to them, including moving or closing stores, entering into new leases or purchasing property.

Domestic Headquarters, Customer Service and Distribution Properties

The headquarters for our business is located on an approximately 200 acre campus in Dodgeville, Wisconsin. The Dodgeville campus includes approximately 1.7 million square feet of building space between eight different buildings that are all owned by Lands’ End. The primary functions of these buildings are customer sales/service, distribution center and corporate headquarters. We also own customer sales/service and distribution centers in Reedsburg and Stevens Point, Wisconsin.

International Office, Customer Service and Distribution Properties

We own a distribution center and customer sales/service center in Oakham, England that supports our northern European business. We lease two buildings in Mettlach, Germany for customer sales/service center supporting our central European business. We also lease office space in Shinyokohama, Japan for a customer sales/service center as well as general administrative offices and a distribution center in Fujieda, Japan.

Lands’ End Retail Properties

As of January 31, 2014, our retail properties consisted of 274 Lands’ End Shops at Sears, which averaged approximately 7,300 square feet, and 16 Lands’ End Inlet stores, which averaged approximately 7,800 square feet. With respect to our Lands’ End Shops at Sears, following the spin-off, we expect to lease the premises of such stores from Sears Roebuck. With respect to our Lands’ End Inlet stores, as of January 31, 2014, 15 were leased and one was owned, with 13 located in the United States, two in the United Kingdom and one in Germany. For a description of the master lease and sublease agreements we expect to enter into with Sears Roebuck, see “Item 13. Certain Relationships and Related Transactions, and Director Independence—Other Agreements”.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various claims, legal proceedings and investigations, including those described below. While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on our results of operations, cash flows or financial position, except where noted below.

Lands’ End’s legal proceedings include commercial, intellectual property, employment, regulatory, and product liability claims. Some of these actions involve complex factual and legal issues and are subject to uncertainties. There are no material legal proceedings presently pending, except for routine litigation incidental to the business to which the Company is a party or of which any of its property is the subject, and the matters described below. We do not believe that the outcome of any current legal proceeding would have a material adverse effect on results of operations, cash flows or financial position taken as a whole.

Beginning in 2005, we initiated the first of several claims in Iowa County Circuit Court against the City of Dodgeville to recover overpaid taxes resulting from the city’s excessive assessment of the Company’s headquarters campus. As of December 1, 2013, the courts reviewing these claims have ordered the city to return, and the city has refunded, over $3.2 million in excessive taxes and interest to Lands’ End, including approximately $1.6 million for the case involving the 2005 and 2006 tax years, that was recognized in fiscal 2009, and a partial recovery of approximately $1.6 million for the consolidated cases, involving the 2007, 2009 and 2010 tax years, recognized in fiscal 2013 and for which we have appealed seeking the remainder of our claim of $1.2 million plus additional interest. In September 2013, the Wisconsin Court of Appeals awarded us $725,000 in tax reimbursement plus an as-yet uncalculated amount of interest on our claim relating to the 2008 tax year, which the City of Dodgeville has not yet paid. Excluding the claim relating to the 2005 and 2006 tax years for which all appeals have been exhausted, we believe our outstanding claims covering the still-disputed tax years from 2007 through 2012 may yield a potential aggregate recovery from the City of Dodgeville of up to $4.6 million, none of which has been recorded in the combined financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is currently no public trading market for our common stock. On March 17, 2014, our Registration Statement on Form 10 (File No. 001-09769), covering our common stock, became effective under the Securities Exchange Act of 1934, as amended. We have applied to list our common stock on NASDAQ under the symbol “LE.” We have not and will not set the initial price of our common stock. The initial price will be established by the public markets.

We cannot predict the price at which our common stock will trade after the spin-off. In fact, the combined trading prices, after the spin-off, of the shares of Lands’ End common stock that each Sears Holdings stockholder will receive in the distribution and the shares of Sears Holdings common stock held as of the record date may not equal the “regular-way” trading price of a Sears Holdings share immediately prior to the spin-off. The price at which Lands’ End common stock trades may fluctuate significantly, particularly until an orderly public market develops. Trading prices for Lands’ End common stock will be determined in the public markets and may be influenced by many factors. See “Risk Factors—Risks Related to Our Common Stock.”

Stockholders

As of March 25, 2014, we had 1 stockholder of record.

Dividends

Except for a $500 million dividend we expect to pay to a subsidiary of Sears Holdings as part of the spin-off, we have not paid, and we do not expect to pay in the foreseeable future, dividends on our common stock. Any payment of dividends will be at the discretion of our board of directors and will depend upon various factors then existing, including earnings, financial condition, results of operations, capital requirements, level of indebtedness, any contractual restrictions with respect to payment of dividends, restrictions imposed by applicable law, general business conditions and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

As of January 31, 2014, we have not authorized any of our equity securities for issuance under any compensation plans. Following the spin-off, we may issue shares pursuant to equity compensation plans approved by our sole stockholder of record. See “Executive Compensation” in Item 11 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Unregistered Sales of Equity Securities and Use of Proceeds

During the three years ended January 31, 2014, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

During the period covered by this report, we did not make any purchases of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

The combined statements of comprehensive operations data set forth below for the fiscal years ended January 31, 2014, February 1, 2013 and January 27, 2012 and the combined balance sheet data as of January 31, 2014 and February 1, 2013 are derived from the audited combined financial statements included elsewhere in this Annual Report on Form 10-K. The combined statements of comprehensive operations data for the fiscal year ended January 28, 2011 and the combined balance sheet data as of January 27, 2012 are derived from audited combined financial statements not included in this Annual Report on Form 10-K. The combined statements of comprehensive operations data for the fiscal years ended January 29, 2010 and the combined balance sheet data as of January 28, 2011 and January 29, 2010 are derived from the unaudited combined financial statements that are not included in this Annual Report on Form 10-K. All such historical financial and other data reflects the Lands’ End business of Sears Holdings and is referred to herein as “our” historical financial and other data.

The selected historical combined financial and other financial data presented below should be read in conjunction with our combined financial statements and accompanying notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Our combined financial information may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we operated as a publicly traded company independent from Sears Holdings during the periods presented, including changes that will occur in our operations and capitalization as a result of the separation from Sears Holdings.

	Fiscal Year
(in thousands, except per share data and number of stores)	2013	2012	2011	2010	2009
Combined Statement of Comprehensive Operations Data(1)
Merchandise sales and services, net	$1,562,876	$1,585,927	$1,725,627	$1,655,574	$1,656,408
Net income	$78,847	$49,827	$76,234	$121,264	$128,343
Basic and diluted earnings per common share(2)	$2.47	$1.56	$2.39	$3.79	$4.02
Basic and diluted average shares outstanding	31,957	31,957	31,957	31,957	31,957
Combined Balance Sheet Data
Total assets	$1,194,275	$1,217,722	$1,238,923	$1,186,585	$1,192,741
Other Financial and Operating Data
Adjusted EBITDA(3)	$150,010	$107,673	$144,996	$206,498	$225,355

Number of retail stores at year end	290	293	306	309	310

(1)	Our fiscal year end is on the Friday preceding the Saturday closest to January 31 each year. Fiscal year 2012 consisted of 53 weeks. All other fiscal years consisted of 52 weeks.
(2)	On April 4, 2014, Sears Holdings Corporation expects to distribute 31,956,521 shares of Lands’ End common stock. The computation of basic and diluted shares for all periods through January 31, 2014 was calculated using the number of shares outstanding on the record date, March 24, 2014, and that are expected to be distributed on April 4, 2014. The same number of shares was used to calculate basic and diluted earnings per share since no Lands’ End equity awards are expected to be outstanding prior to the distribution. Refer to “Note 2—Summary of Significant Accounting Policies” to the combined financial statements for information regarding earnings per share.
(3)	Adjusted EBITDA—In addition to our net income determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), for purposes of evaluating operating performance, we use Adjusted EBITDA, which is adjusted to exclude certain significant items as set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our business, as well as executive compensation metrics, for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items. Adjusted EBITDA should not be considered as a substitute for GAAP measurements.

While Adjusted EBITDA is a non-GAAP measurement, management believes that it is an important indicator of operating performance, and useful to investors, because:

•	EBITDA excludes the effects of financing and investing activities by eliminating the effects of interest and depreciation costs; and

•	Other significant items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of results. We have adjusted our results for these items to make our statements more comparable and therefore more useful to investors as the items are not representative of our ongoing operations. These adjustments are shown below:

•	Restructuring costs—costs associated with a call center and administrative reorganization in 2012. Management considers these costs to be infrequent and affecting comparability of results between reporting periods.

•	Gain on a litigation settlement—income from a favorable litigation settlement in 2010 related to a breach of contract and trade secret matter. Management considers this income to be infrequent and affecting comparability of results between reporting periods.

•	Gain or loss on the sale of property and equipment—management considers the gains or losses on sale of assets to result from investing decisions rather than ongoing operations.

The following table presents a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure for each of the periods indicated:

	Fiscal Year
(in thousands)	2013	2012	2011	2010	2009
Net income	$78,847	$49,827	$76,234	$121,264	$128,343
Income tax expense	49,544	32,243	45,669	72,365	76,245
Other (income) loss, net	(50)	(67)	(95)	(45)	486
Depreciation and amortization	21,599	23,121	22,686	21,963	20,281
Restructuring costs	—	2,479	—	—	—
Gain on litigation settlement	—	—	—	(9,051)	—
Loss on sale of property and equipment	70	70	502	2	—

Adjusted EBITDA	$150,010	$107,673	$144,996	$206,498	$225,355

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the audited combined financial statements and accompanying notes included elsewhere in Item 8 to this Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. See “Item 1A. Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Introduction

Management’s discussion and analysis of financial condition and results of operations accompanies our combined financial statements and provides additional information about our business, financial condition, liquidity and capital resources, cash flows and results of operations. We have organized the information as follows:

•	Executive overview. This section provides a brief description of the spin-off, our business, accounting basis of presentation and a brief summary of our results of operations.

•	Discussion and analysis. This section highlights items affecting the comparability of our financial results and provides an analysis of our combined and segment results of operations for the three fiscal years ended January 31, 2014, February 1, 2013 and January 27, 2012.

•	Liquidity and capital resources. This section provides an overview of our historical and anticipated cash and financing activities in connection with the spin-off. We also review our historical sources and uses of cash in our operating, investing and financing activities.

•	Quantitative and qualitative disclosures about market risk. This section discusses how we monitor and manage market risk related to changing currency rates. We also provide an analysis of how adverse changes in market conditions could impact our results based on certain assumptions we have provided.

•	Critical accounting policies and estimates. This section summarizes the accounting policies that we consider important to our financial condition and results of operations and which require significant judgment or estimates to be made in their application.

Executive Overview

Spin-Off

On March 14, 2014, the Sears Holdings board of directors approved the distribution of the issued and outstanding shares of Lands’ End common stock on the basis of 0.300795 shares of Lands’ End common stock for each share of Sears Holdings common stock held on March 24, 2014, the record date.

Following the spin-off, we will operate as a separate, publicly traded company. The spin-off is subject to a number of conditions as described in our previously filed Registration Statement on Form 10, as amended. We expect to complete the spin-off on April 4, 2014; however, we cannot assure you that the spin-off will be completed on the anticipated timeline, or at all, or that the terms of the spin-off will not change.

Description of the Company

Lands’ End is a leading multi-channel retailer of casual clothing, accessories and footwear, as well as home products. We offer products through catalogs, online at www.landsend.com and affiliated specialty and international websites, and through retail locations, primarily at Lands’ End Shops at Sears and standalone Lands’ End Inlet stores. We are a classic American lifestyle brand with a passion for quality, legendary service and real value, and we seek to deliver timeless style for men, women, kids and the home. Lands’ End was founded over 50 years ago in Chicago by Gary Comer and his partners to sell sailboat hardware and equipment by catalog. While our product focus has shifted significantly over the years, we have continued to adhere to our founder’s motto as one of our guiding principles: “Take care of the customer, take care of the employee and the rest will take care of itself.” We conduct our operations in two reportable business segments: Direct (sold through e-commerce websites and direct-mail catalogs) and Retail (sold through stores), and offer a product mix that includes outerwear, swimwear, specialty apparel, kids clothing, accessories, footwear and home products. The nature of operations conducted within each of these segments is discussed in Note 12—Segment Reporting, of the combined financial statements.

Basis of Presentation

Our historical combined financial statements have been prepared on a standalone basis and have been derived from the consolidated financial statements of Sears Holdings and accounting records of Sears Holdings. The combined financial statements include Lands’ End, Inc. and subsidiaries and certain other items related to the Lands’ End business which are currently held by Sears Holdings, primarily the Lands’ End Shops at Sears. These items will be contributed by Sears Holdings to Lands’ End, Inc. prior to the separation. These historical combined financial statements reflect our financial position, results of operations and cash flows in conformity with GAAP.

Impacts from Our Spin-Off from Sears Holdings

Our business currently consists of the Lands’ End business. Sears Holdings has determined to separate Lands’ End from Sears Holdings by distributing 100% of the shares of our common stock to the stockholders of Sears Holdings. Immediately following completion of the distribution, Sears Holdings stockholders will own 100% of the outstanding shares of our common stock. We expect that ESL will beneficially own approximately 48.4% of our outstanding common stock following completion of the distribution. After completion of the distribution, we will operate as a publicly traded company independent from Sears Holdings, which will have a range of impacts on our operations:

General administrative and separation costs. Historically, we have used the corporate functions of Sears Holdings for a variety of shared services. We were allocated (1) $0.4 million in 2013; (2) $0.8 million in 2012; and (3) $0.5 million in 2011 of shared services costs incurred by Sears Holdings. We will continue to pay Sears Holdings a fee for a variety of shared services (approximately $0.4 million in 2014) following the completion of the spin-off. We believe that the assumptions and methodologies underlying the allocation of these expenses from Sears Holdings are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been or will be incurred by us when we operate as a publicly traded company independent from Sears Holdings. We expect to enter into agreements with Sears Holdings or its subsidiaries for the continuation of certain of these services on a transitional basis. We believe that the existing arrangements, as reflected in the historical combined financial statements contained herein, are not materially different from the arrangements that will be entered into as part of the spin-off.

Standalone costs. We will also incur increased costs as a result of becoming a publicly traded company independent from Sears Holdings. As a standalone company, we expect to incur incremental annual operating costs estimated to be approximately $8.0 million to $10.0 million to support our businesses, including management personnel, legal, finance, and human resources as well as certain costs associated with being a public company. We believe cash flows from operations will be sufficient to fund these additional operating charges, the majority of which will be realized as selling and administrative expenses.

In addition, we estimate one-time information technology costs related to the spin-off to be approximately $2.0 million to $3.0 million. These one-time costs include costs to support our business and certain costs associated with being a standalone company. A portion of these expenditures may be capitalized and amortized over their useful lives and others will be expensed as incurred, depending on their nature.

Sears Holdings Agreements. Following the spin-off, Lands’ End and Sears Holdings will operate separately, each as an independent company. Prior to spin-off, we intend to enter into certain agreements with Sears Holdings or its subsidiaries that will effect the spin-off, provide a framework for our relationship with Sears Holdings after the spin-off and provide for the allocation between us and Sears Holdings of Sears Holdings’ assets, employees, liabilities and obligations (including its investments, property and tax-related assets and liabilities) attributable to periods prior to, at and after the spin-off. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

The aggregate historical costs of these related party transactions are summarized in Note 11—Related Party, of the combined financial statements included elsewhere in this Annual Report on Form 10-K. The aggregate net costs (which approximate cash payments) were $71.8 million in 2013. We expect that the existing arrangements, as reflected in the historical combined financial statements contained herein, are not materially different from the arrangements that will be entered into with Sears Holdings in connection with the spin-off, with the exception of the Shop Your Way program. Net annual costs associated with the Shop Your Way program are estimated to increase by approximately $11.0 to $13.0 million in 2014. The additional investment in the Shop Your Way program is anticipated to be offset by increased profits from incremental revenue and reductions in promotions and advertising expense, as we expect to reduce our dependency on other marketing efforts as member engagement through the program continues to grow.

Following completion of the spin-off, we do not believe that it will be necessary to employ a significant number of new employees to perform additional standalone or transition services. With respect to our retail operations, prior to the spin-off, Sears Holdings and its subsidiaries provided retail staff for the Lands’ End Shops at Sears. Pursuant to a retail operations agreement, Sears Holdings or one of its subsidiaries will continue to provide such staff following the completion of the spin-off. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Other Agreements—Lands’ End Shops at Sears Retail Operations Agreement”. Following completion of the spin-off, we will continue to rely on our existing field management working in conjunction with retail staff provided by Sears Holdings or its subsidiaries to manage our Lands’ End Shops at Sears.

Debt Service Costs. We will also incur increased costs as a result of interest charges on the expected borrowings under the ABL Facility to fund short-term working capital needs and on a senior secured term loan facility (the “Term Loan Facility” and, together with the ABL Facility, the (“Facilities”) of approximately $515 million. We anticipate interest costs related to these Facilities to be approximately $21.0 to $23.0 million for 2014. The interest costs include approximately $2.3 million of non-cash expense. Expected annual payments under the Facilities are expected to be the cash interest charges plus the Term Loan Facility seven year amortization of principal at a rate equal to 1% per annum, or approximately $4.0 million in 2014 and approximately $5.0 million per year over the remaining term.

The aggregate of our standalone operating costs, the costs associated with our agreements with Sears Holdings and its subsidiaries, and the debt service costs that we expect to incur in connection with the spin-off are not expected to significantly impact our liquidity following the completion of the spin-off. We expect that our cash flows from operations and the expected borrowing capacity of $175 million under the ABL Facility, which is anticipated to be used for seasonal working capital needs as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” will provide adequate resources to meet our capital requirements and operational needs for the next fiscal year. Beyond the next fiscal year, we believe that our cash flows from operations, along with prospective financing arrangements entered into in connection with the spin-off or otherwise, will be adequate to meet our capital requirements and operational needs.

Due to these and other changes we anticipate in connection with the spin-off, the historical financial information included in this Annual Report on Form 10-K may not necessarily reflect our financial position, results of operations and cash flows in the future or what our financial position, results of operations and cash flows would have been had we been an independent, publicly traded company during the periods presented.

Results of Operations

Fiscal Year. Our fiscal year end is on the Friday preceding the Saturday closest to January 31 each year. Fiscal years 2013 and 2011 consisted of 52 weeks. Fiscal year 2012 consisted of 53 weeks. Unless the context otherwise requires, references to years in this Annual Report on Form 10-K relate to fiscal years rather than calendar years. The following fiscal periods are presented herein:

Fiscal year ended	Ended	Weeks
2013	January 31, 2014	52
2012	February 1, 2013	53
2011	January 27, 2012	52

The following table sets forth items derived from our combined results of operations for 2013, 2012 and 2011.

	Fiscal Year
	2013		2012		2011
(in thousands)	$’s	% of Net Sales	$’s	% of Net Sales	$’s	% of Net Sales
Merchandise sales and services, net	$1,562,876	100.0%	$1,585,927	100.0%	$1,725,627	100.0%
Cost of sales (excluding depreciation and amortization)	852,539	54.5%	881,817	55.6%	959,611	55.6%

Gross margin	710,337	45.5%	704,110	44.4%	766,016	44.4%
Selling and administrative	560,327	35.9%	598,916	37.8%	621,020	36.0%
Depreciation and amortization	21,599	1.4%	23,121	1.5%	22,686	1.3%
Other operating expense, net	70	—	70	—	502	—

Operating income	128,341	8.2%	82,003	5.2%	121,808	7.1%
Other income, net	50	—	67	—	95	—

Income before income taxes	128,391	8.2%	82,070	5.2%	121,903	7.1%
Income tax expense	49,544	3.2%	32,243	2.0%	45,669	2.6%

Net income	$78,847	5.0%	$49,827	3.1%	$76,234	4.4%

Depreciation and amortization is not included in our cost of sales because we are a reseller of inventory and do not believe that including depreciation and amortization is meaningful. As a result, our gross margins may not be comparable to other entities that include depreciation and amortization related to the sale of their product in their gross margin measure.

Net Income and Adjusted EBITDA

We recorded net income of $78.8 million, $49.8 million, and $76.2 million for 2013, 2012 and 2011, respectively. In addition to our net income determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted EBITDA measurement. Adjusted EBITDA is computed as net income appearing on the Combined Statements of Comprehensive Operations net of income tax expense, interest expense, depreciation and amortization, and certain significant items set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our businesses, as well as executive compensation metrics, for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.

While Adjusted EBITDA is a non-GAAP measurement, management believes that it is an important indicator of ongoing operating performance, and useful to investors, because:

•	EBITDA excludes the effects of financings and investing activities by eliminating the effects of interest and depreciation costs.

•	Other significant items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of results. We have adjusted our results for these items to make our statements more comparable and therefore more useful to investors as the items are not representative of our ongoing operations. These adjustments are shown below:

•	Restructuring costs—costs associated with a call center and administrative reorganization in 2012. Management considers these costs to be infrequent and affecting comparability of results between reporting periods.

•	Gain or loss on the sale of property and equipment—management considers the gains or losses on sale of assets to result from investing decisions rather than ongoing operations.

	Fiscal Year
	2013		2012		2011
(in thousands)	$’s	% of Net Sales	$’s	% of Net Sales	$’s	% of Net Sales
Net income	$78,847	5.0%	$49,827	3.1%	$76,234	4.4%
Income tax expense	49,544	3.2%	32,243	2.0%	45,669	2.6%
Other income, net	(50)	—	(67)	—	(95)	—
Operating income	128,341	8.2%	82,003	5.2%	121,808	7.1%
Depreciation and amortization	21,599	1.4%	23,121	1.5%	22,686	1.3%
Restructuring costs	—	—	2,479	0.2%	—	—
Loss on sale of property and equipment	70	—	70	—	502	—

Adjusted EBITDA	$150,010	9.6%	$107,673	6.8%	$144,996	8.4%

In assessing the operational performance of our business, we consider a variety of financial measures. We operate in two reportable segments, Direct (sold through e-commerce websites and direct mail catalogs) and Retail (sold through stores). A key measure in the evaluation of our business is revenue performance by segment. We also consider gross margin and selling and administrative expenses in evaluating the performance of our business.

To evaluate revenue performance for the Direct segment we use total revenue of merchandise sales and services, net. For our Retail segment, we use same store sales as a key measure in evaluating performance. Same store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months where selling square footage has not changed by 15% or more within the past year. A store is included in same store sales calculations on the first day it has comparable prior year sales. Stores in which the selling square footage has changed by 15% or more as a result of a remodel, expansion or reduction are excluded from same store calculations until the first day they have comparable prior year sales. Online sales and sales generated through our in-store computer kiosks are considered revenue in our Direct segment and are excluded from same store sales.

2013 Compared to 2012

Merchandise Sales and Services, Net

2013 had 52 weeks versus 53 weeks in 2012. Total revenues for 2013 were $1.56 billion, compared to $1.59 billion in the prior year, a decrease of $23.1 million, or 1%. The Company recorded approximately $24.0 million in revenues during the 53rd week of 2012. When adjusting 2012 to account for the 53rd week, revenues during 2013 increased $0.9 million compared to 2012; with revenue increases in our Direct segment of $19.8 million largely offset by revenue decreases of $18.9 million in our Retail segment.

Direct segment revenues were $1.3 billion in 2013, essentially flat compared to 2012. Improvement in our U.S. Direct and Lands’ End Outfitters businesses of $23.3 million was offset by a decline in our International businesses. The decline in our International businesses was largely due to decreases in our Germany and Japan businesses. The decrease in Germany was due to lower response rates to our product offerings in the German market. The decrease in Japan was attributable to changes in currency exchange rates.

Retail segment revenues were $258.9 million in 2013, a decrease of $22.9 million, or 8%, compared to 2012. Same store sales decreased 7% compared to the prior year. Retail segment revenues decreased across apparel and home products.

Gross Margin

Gross margin for 2013 was $710.3 million, or 45.5% in 2013, compared to $704.1 million or 44.4% in the prior year. The increase in gross margin rate of 110 basis points was attributable to a 210 basis point improvement in gross margin performance of our fall and winter product offerings, partially offset by increased spring and summer markdowns in our Direct segment. The increased spring and summer business markdowns were in response to increased promotional activity in the marketplace as a result of an unseasonably cold spring.

Direct segment gross margin was $603.5 million, or 46.3% of total Direct segment revenues, compared to $598.0 million or 45.9% of total Direct segment revenues for 2013 and 2012, respectively. The Direct segment gross margin rate improvement of 40 basis points in 2013 was primarily attributable to an increase in our U.S. consumer business due to improvement in our fall and winter product offerings, partially offset by increased markdowns in our International business and increased promotional activity in the spring.

Retail segment gross margin was $106.8 million, or 41.2% of total Retail segment revenues, compared to $106.0 million or 37.6% of total Retail segment revenues for 2013 and 2012, respectively. The Retail segment gross margin rate increased 360 basis points primarily due to our fall and winter product offerings and decreased markdowns.

Selling and Administrative Expenses

Selling and administrative expenses were $560.3 million for 2013 compared to $598.9 million for the prior year. The decrease of $38.6 million in selling and administrative expense was primarily due to declines in payroll, third-party costs, the favorable impact in 2013 of restructuring costs incurred in 2012 and decreased advertising expenses.

Selling and administrative expenses as a percentage of total revenues were 35.9% in 2013 and 37.8% in 2012. The decrease was primarily due to increased leverage as a result of the expense declines noted above and the impact of the restructuring activities.

Operating Income

We recorded operating income of $128.3 million in 2013, compared to operating income of $82.0 million in 2012. The increase in operating income of $46.3 million was primarily attributable to lower Selling and administrative costs and gross margin improvement of our fall and winter product offerings during the second half of 2013.

Adjusted EBITDA

Adjusted EBITDA was $150.0 million for 2013, compared to Adjusted EBITDA of $107.7 million for 2012. The increase was primarily attributable to the increase in operating income of $46.3 million.

Income Tax Expense

Our effective tax rate was 38.6% in 2013 compared to 39.3% in 2012. The decreased rate was primarily due to decreased effective state tax rates for our Direct segment.

2012 Compared to 2011

Merchandise Sales and Services, Net

Total revenues for 2012 were $1.6 billion, compared to $1.7 billion in the prior year, a decrease of $139.7 million, or 8%. The Company recorded approximately $24.0 million in revenues during the 53rd week of 2012. The decrease was attributable to decreases in our Direct segment of $123.9 million and our Retail segment of $15.7 million.

Direct segment revenues were $1.3 billion in 2012, a decrease of $123.9 million, or 9%, compared to 2011. The decrease in Direct segment revenues was due to lower sales in our U.S. consumer and International businesses of $147.9 million, primarily due to lower revenue from of our fall/winter assortment resulting from changes in our merchandising strategy, partially offset by growth in our School Uniform and Lands’ End Business Outfitters business of $24.0 million.

Retail segment revenues were $281.8 million in 2012, a decrease of $15.7 million, or 5%, compared to 2011. Same store sales decreased 3% compared to the prior year. Retail segment revenues declined primarily due to a decrease in same store sales and were also impacted by the closure of 13 Lands’ End Shops at Sears, which accounted for approximately $7.2 million of the decline. Sales were affected in the second half of the year due to lower than expected sales of our fall/winter product assortment as a result of changes to our merchandising strategy.

Gross Margin

Gross margin for 2012 was $704.1 million, or 44.4% in 2012, compared to $766.0 million or 44.4% in the prior year.

Direct segment gross margin was $598.0 million, or 45.9% of total Direct segment revenues, compared to $645.6 million or 45.2% of total Direct segment revenues for 2012 and 2011, respectively. The Direct segment gross margin rate improved 70 basis points in 2012 primarily in our U.S. consumer business due to lower markdowns, partially offset by increased markdowns in our International business.

Retail segment gross margin was $106.0 million, or 37.6% of total Retail segment revenues, compared to $120.1 million or 40.4% of total Retail segment revenues for 2012 and 2011, respectively. The Retail segment gross margin rate decreased 280 basis points primarily due to increased markdowns as a result of a competitive marketplace.

Selling and Administrative Expenses

Selling and administrative expenses were $598.9 million for 2012 compared to $621.0 million for the prior year. The decrease of $22.1 million was primarily due to lower advertising expenses and decreases in variable expenses resulting from lower revenues, partially offset by higher information technology project expenses and the impact of corporate restructuring costs associated with a call center and administrative reorganization of approximately $2.5 million.

Selling and administrative expenses as a percentage of total revenues were 37.8% in 2012 and 36.0% in 2011. This increase was primarily driven by lower leverage of fixed costs due to the lower revenues noted above.

Operating Income

We recorded operating income of $82.0 million in 2012, compared to operating income of $121.8 million in 2011. The decline in operating income of $39.8 million was primarily driven by the overall lower revenues.

Adjusted EBITDA

Adjusted EBITDA was $107.7 million for 2012, compared to Adjusted EBITDA of $145.0 million for 2011. The decrease was primarily driven by the decrease in operating income of $39.8 million, partially offset by the exclusion of the corporate restructuring costs of approximately $2.5 million described above.

Income Tax Expense

Our effective tax rate was 39.3% in 2012 compared to 37.5% in 2011. The increased rate was primarily due to increased effective state tax rates for our Direct segment.

Liquidity and Capital Resources

Our primary need for liquidity is to fund working capital requirements of our business, capital expenditures and for general corporate purposes. Our working capital needs have been met primarily through funds generated from operations, with additional funding from our parent company to meet short-term working capital needs, mainly for our seasonal inventory builds. Our parent company uses a centralized approach to its U.S. domestic cash management and financing of its operations. The majority of our cash is transferred to the parent daily and the parent company has been our only source of funding for our operating and investing activities. The principal methods by which our parent company funds Lands’ End are to cover corporate and other expenses and to fund our seasonal inventory builds. Contributions to fund our seasonal inventory build were approximately $35.0 million and $45.0 million in 2013 and 2012, respectively. These contributions were more than offset by distributions made by Lands’ End to the parent company primarily from cash flows from our operations. Net distributions of funds were made to the parent company in the amounts of $110.9 million, $68.8 million and $5.3 million in 2013, 2012, and 2011, respectively.

Lands’ End is in the process of pursuing an ABL Facility, which would serve as a source of liquidity, including for short-term working capital needs, following the spin-off. We believe that our cash flow from operations and any other financing arrangements entered into in connection with the spin-off will provide adequate resources to meet our capital requirements and operational needs for the next fiscal year. Beyond the next fiscal year, we believe that our cash flow from operations, along with prospective financing arrangements entered into in connection with the spin-off or otherwise, will be adequate to meet our capital requirements and operational needs. Cash generated from our net sales and profitability, and somewhat to a lesser extent our changes in working capital, are driven by the seasonality of our business, with a disproportionate amount of net merchandise sales and operating cash flows occurring in the fourth fiscal quarter of each year.

Description of Material Indebtedness

From and after the spin-off, each of Lands’ End and Sears Holdings will generally, pursuant to a separation and distribution agreement and other agreements we will enter into with Sears Holdings or its subsidiaries, be responsible for the debts, liabilities and obligations related to the businesses it owns and operates following completion of the spin-off. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Our Relationship with Sears Holdings Following the Spin-Off”.

ABL and Term Loan Facilities

In connection with the spin-off, we are pursuing an ABL Facility which would provide for maximum borrowings of approximately $175 million for Lands’ End, subject to a borrowing base, with a $30.0 million subfacility for a United Kingdom subsidiary borrower of Lands’ End (the “UK Borrower”). We expect the ABL Facility to have a letter of credit sub-limit of approximately $70.0 million for domestic letters of credit and a letter of credit sub-limit of approximately $15.0 million for letters of credit for the UK Borrower. The ABL Facility would be available following the spin-off for working capital and other general corporate purposes, and is expected to be undrawn at closing, other than for letters of credit.

Lands’ End is also pursuing a Term Loan Facility of approximately $515 million, the proceeds of which we expect will be used to pay a dividend of $500 million to a subsidiary of Sears Holdings immediately prior to the distribution and to pay fees and expenses associated with the Facilities. We do not expect the financing transactions we enter into in connection with the spin-off, including the payment of the dividend to Sears Holdings and regular interest and debt service payments under the Term Loan Facility, to significantly impact our cash flow requirements for 2014. We expect our operating free cash flows combined with cash on hand to be sufficient to meet our working capital needs, with anticipated borrowings under the ABL Facility only for seasonal inventory needs, which we expect to repay prior to the fiscal year-end.

The Facilities will be documented in credit agreements to be entered into substantially concurrently with the spin-off. Such credit agreements will be filed with the SEC as exhibits to a current or periodic report at the appropriate time. We have retained Bank of America, N.A. to assist us in arranging a syndicate of institutional lenders to provide the Facilities. Based on discussions with and feedback from Bank of America and potential syndicate members, we expect the Facilities to have the terms described below.

Maturity: Amortization and Prepayments

The ABL Facility is expected to mature on the five year anniversary of the closing date of the facility. The Term Loan Facility is expected to mature on the seven year anniversary of the closing date of the facility and it is expected to amortize at a rate equal to 1% per annum, and to be subject to mandatory prepayment in an amount equal to a percentage of the borrower’s excess cash flows in each fiscal year, ranging from 0% to 50% depending on our secured leverage ratio, and with the proceeds of certain asset sales and casualty events.

Guarantees; Security

All domestic obligations under the Facilities will be unconditionally guaranteed by Lands’ End and, subject to certain exceptions, each of its existing and future direct and indirect domestic subsidiaries. In addition, the obligations of the U.K. Borrower under the ABL Facility will be guaranteed by its existing and future direct and indirect subsidiaries organized in the United Kingdom. The ABL Facility will be secured by a first priority security interest in certain working capital of the borrowers and guarantors consisting primarily of accounts receivable and inventory. The Term Loan Facility will be secured by a second priority security interest in the same collateral, with certain exceptions.

The Term Loan Facility also will be secured by a first priority security interest in certain property and assets of the borrowers and guarantors, including certain fixed assets and stock of subsidiaries. The ABL Facility will be secured by a second priority security interest in the same collateral.

Interest; Fees

The interest rates per annum applicable to the loans under the Facilities are expected to be based on a fluctuating rate of interest measured by reference to, at the borrowers’ election, either (1) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin, or (2) an alternative base rate plus a borrowing margin. The borrowing margin will be fixed for the Term Loan Facility and is expected to be between approximately 3.0% and 4.0% in the case of LIBOR loans and between approximately 2.0% and 3.0% in the case of base rate loans. The borrowing margin for the ABL Facility is expected to be subject to adjustment based on the average excess availability under the facility for the preceding fiscal quarter, and is expected to range from approximately 1.5% to 2.0% in the case of LIBOR borrowings and from 0.5% to 1.0% in the case of base rate borrowings.

Customary fees are expected to be payable in respect of both facilities. The ABL Facility fees will include (1) commitment fees, based on a percentage ranging from approximately 0.25% to 0.375% of the daily unused portions of the facility, and (2) customary letter of credit fees.

Representations and Warranties; Covenants

The Facilities will contain various representations and warranties and restrictive covenants that, among other things and subject to specified exceptions, restrict the ability of Lands’ End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on the other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the ABL Facility falls below a certain level, expected to be a range from approximately $15.0 million to $20.0 million, we expect to be required to comply with a minimum fixed charge coverage ratio of approximately 1.0 to 1.0. The Facilities will not otherwise contain financial maintenance covenants.

Both Facilities are expected to contain certain affirmative covenants, including reporting requirements such as delivery of financial statements, certificates and notices of certain events, maintaining insurance, and providing additional guarantees and collateral in certain circumstances.

Events of Default

The Facilities are expected to include customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross default to certain other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, material judgments and change of control.

Cash Flows from Operating Activities

Operating activities generated net cash of $114.9 million, $96.2 million and $14.5 million in 2013, 2012 and 2011, respectively. Our primary source of operating cash flows is the sale of merchandise goods and services to customers, while the primary use of cash in operations is the purchase of merchandise inventories.

In 2013, net cash provided by operating activities increased $18.7 million compared to 2012 primarily due to higher net income and increases in accounts payable due to timing and volume of payments partially offset by an increase in accounts receivables and the impact of the change in deferred tax liabilities.

In 2012, net cash provided by operating activities increased $81.7 million compared to 2011 primarily due to decreases in net inventory levels as a result of improved inventory management coupled with increases in accounts payable due to timing and volume of payments partially offset by a decrease in net income.

Cash Flows from Investing Activities

Net cash used in investing activities was $9.9 million, $14.9 million and $15.0 million for 2013, 2012 and 2011, respectively. Cash used in investing activities in all three years was primarily used for purchases of property and equipment.

For 2014, we plan to invest a total of approximately $25.0 million in capital expenditures for strategic investments and infrastructure, primarily in technology and the distribution center.

Cash Flows from Financing Activities

Net cash used in financing activities was $110.9 million, $68.8 million and $5.3 million in 2013, 2012 and 2011, respectively. Financing activities in all three years represented intercompany activity with our parent company.

Contractual Obligations and Off-Balance-Sheet Arrangements

We have no material off-balance-sheet arrangements other than the guarantees and contractual obligations that are discussed below.

Information concerning our obligations and commitments to make future payments under contracts such as lease agreements, and under contingent commitments, as of January 31, 2014, is aggregated in the following table:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating leases(1)	$152,898	$32,160	$57,532	$45,692	$17,514
Postretirement funding obligations	2,031	172	307	288	1,264
Purchase obligations(2)	219,777	219,777	—	—	—

Total contractual obligations	$374,706	$252,109	$57,839	$45,980	$18,778

(1)	Operating lease obligations consist primarily of future minimum lease commitments related to store operating leases (refer to Note 4—Leases, of our combined financial statements).
(2)	Purchase obligations primarily represent open purchase orders to purchase inventory.

At the end of 2013, Lands’ End had gross unrecognized tax benefits of $8.7 million, which are not reflected in the table above. Lands’ End and Sears Holdings will enter into a tax sharing agreement prior to the separation which will govern the rights and obligations of the parties with respect to pre-separation and post-separation tax matters. Under the tax sharing agreement, Sears Holdings will be responsible for any U.S. federal or state income tax liability and Lands’ End will be responsible for any foreign income tax liability relating to tax periods ending on or before the separation. For all periods after the separation, Lands’ End will be responsible for any federal, state or foreign tax liability.

Financial Instruments with Off-Balance-Sheet Risk

On October 21, 2002, we entered into a letter of credit facility (the “LC Facility”) with Bank of America (“BofA”) pursuant to which BofA may, on a discretionary basis and with no commitment, agree to issue letters of credit upon our request in an aggregate amount not to exceed $5.0 million for inventory purchases. The terms for the letters of credit issued under the LC Facility are “at site” and are secured by a standby letter of credit, with an expiration date of less than one year, issued by Sears Roebuck Acceptance Corp. (“SRAC”), a wholly owned subsidiary of Sears Holdings, on our behalf for the benefit of BofA. BofA or Lands’ End may terminate the LC Facility at any time. Outstanding letters of credit balances under the LC Facility were $4.0 million and $5.0 million as of January 31, 2014 and February 1, 2013, respectively. Upon completion of the separation, we anticipate that Sears Holdings will terminate its support of the LC Facility and that SRAC will no longer issue letters of credit to secure the LC Facility.

From time to time, at our request, Sears Holdings causes standby letters of credit to be issued for our benefit under Sears Holdings’ revolving credit facility. There were $6.9 million and $2.4 million in standby letter of credit issuances as of January 31, 2014 and February 1, 2013, respectively. Upon completion of the separation, we anticipate that Sears Holdings will no longer cause letters of credit to be issued for our benefit. Lands’ End is in the process of pursuing the ABL Facility, which would provide for the issuance of letters of credit and otherwise serve as a source of liquidity following the spin-off. See Liquidity and Capital Resources- ABL and Term Loan Facilities.

We participate in the Sears Private Label Letters of Credit program, which provides up to $50.0 million for vendor financing as an alternative to bank-issued letters of credit or standby letters of credit. There were no outstanding balances as of January 31, 2014 and February 1, 2013. We plan to terminate our participation in this program upon the completion of the spin-off.

In addition, Lands’ End has a $2.3 million foreign subsidiary credit facility that is supported by a Lands’ End, Inc. guarantee. This credit facility guarantees and allows for deferred payment of custom duties and fulfills short-term in-country borrowing needs. This credit facility was not utilized during the fiscal years ended 2013, 2012, and 2011.

Application of Critical Accounting Policies and Estimates

Our combined financial statements have been prepared in accordance with GAAP, which requires management to make estimates and judgments that affect amounts reported in the combined financial statements and accompanying notes. While our estimates and assumptions are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from our estimates and assumptions. Our estimation processes contain uncertainties because they require management to make assumptions and apply judgment to make these estimates. Should actual results be different than our estimates, we could be exposed to gains or losses from differences that may be material.

For a summary of our significant accounting policies, please refer to “Note 2—Summary of Significant Accounting Policies” of our combined financial statements. We believe the accounting policies discussed below represent the accounting policies we apply that are the most critical to understanding our combined financial statements.

Inventory Valuation

Our inventories consist of merchandise purchased for resale and are recorded at the lower of cost or market. The nature of our business requires that we make a significant amount of our merchandising decisions and corresponding inventory purchase commitments with vendors several months in advance of the time in which a particular merchandise item is intended to be included in the merchandise offerings. These decisions and commitments are based upon, among other possible considerations, historical sales with identical or similar merchandise, our understanding of then-prevailing fashion trends and influences, and an assessment of likely economic conditions and various competitive factors. We continually make assessments as to whether the carrying cost of inventory exceeds its market value, and, if so, by what dollar amount. Excess inventories may be disposed of through our Direct segment and Retail segment. Based on historical results experienced through various methods of disposition, we write down the carrying value of inventories that are not expected to be sold at or above cost. The excess and obsolete reserve balances were $26.0 million and $28.0 million as of January 31, 2014 and February 1, 2013, respectively. For the inventory marked down to net realizable value, a one percentage point increase in our adjustment rate at January 31, 2014 would have had an immaterial impact on our combined financial statements.

Goodwill and Intangible Asset Impairment Assessments

Goodwill, trade name and other intangible assets are generally tested separately for impairment on an annual basis, or are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The majority of our goodwill and intangible assets relate to Kmart’s acquisition of Sears Roebuck in March 2005. The calculation for an impairment loss compares the carrying value of the asset to that asset’s estimated fair value, which may be based on estimated future discounted cash flows or quoted market prices. We recognize an impairment loss if the asset’s carrying value exceeds its estimated fair value.

Frequently our impairment loss calculations contain multiple uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting cash flows under different scenarios. As required by accounting standards, we perform annual goodwill and indefinite-lived intangible asset impairment tests on the last day of our November accounting period each year and update the tests between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit or indefinite-lived intangible asset below its carrying amount. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material.

Goodwill impairment assessments. Our goodwill resides in the Direct reporting unit. The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. We estimate fair value using the best information available, using both a market approach, as well as a discounted cash flow model, commonly referred to as the income approach. The market approach determines the value of the reporting unit by deriving market multiples for the reporting unit based on assumptions potential market participants would use in establishing a bid price for the reporting unit. This approach therefore assumes strategic initiatives will result in improvements in operational performance in the event of purchase, and includes the application of a discount rate based on market participant assumptions with respect to capital structure and access to capital markets. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions appropriate to our reporting unit. The projection uses management’s best estimates of economic and market conditions over the projected period, including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. Our final estimate of the fair value of the reporting unit is developed by weighting the fair values determined through both the market participant and income approaches, where comparable market participant information is available.

If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The amount of impairment is determined by comparing the implied fair value of the reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. Specifically, we allocate the fair value to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, we record an impairment charge for the difference.

During 2013, 2012 and 2011, the fair value of the reporting unit exceeded the carrying value and, as such, we did not record any goodwill impairment charges.

The use of different assumptions, estimates or judgments in the first step of the goodwill impairment testing process, such as the estimated future cash flows of our reporting units, the discount rate used to discount such cash flows, and the market multiples of comparable companies, could significantly increase or decrease the estimated fair value of a reporting unit. At the 2013 annual impairment test date, the conclusion that no indication of goodwill impairment existed for the reporting unit would not have changed had the test been conducted assuming: (1) a 100 basis point increase in the discount rate used to discount the aggregate estimated cash flows of our reporting units to their net present value in determining their estimated fair values and/or (2) a 100 basis point decrease in the estimated sales growth rate and/or terminal period growth rate.

Based on our sensitivity analysis, we do not believe that the goodwill balance is at risk of impairment because the fair value is substantially in excess of the carrying value and not at risk of failing step one. However, goodwill impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment, retail industry or in the equity markets, deterioration in our performance or our future projections, or changes in our plans for one or more reporting units.

Indefinite-lived intangible asset impairment assessments. We review our indefinite-lived intangible asset, the Lands’ End trade name, for impairment by comparing the carrying amount of the asset to the sum of undiscounted cash flows expected to be generated by the asset. We consider the income approach when testing the intangible asset with indefinite life for impairment on an annual basis. We determined that the income approach, specifically the relief from royalty method, was most appropriate for analyzing our indefinite-lived asset. This method is based on the assumption that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset class. The relief from royalty method involves two steps: (1) estimation of reasonable royalty rates for the assets and (2) the application of these royalty rates to a net sales stream and discounting the resulting cash flows to determine a value. We multiplied the selected royalty rate by the forecasted net sales stream to calculate the cost savings (relief from royalty payment) associated with the asset. The cash flows are then discounted to present value by the selected discount rate and compared to the carrying value of the asset.

During 2013, 2012, and 2011, the fair value of the indefinite-lived intangible asset exceeded its carrying values and, as such, we did not record any intangible asset impairment charges.

The use of different assumptions, estimates or judgments in our intangible asset impairment testing process, such as the estimated future cash flows of assets and the discount rate used to discount such cash flows, could significantly increase or decrease the estimated fair value of the asset, and therefore, impact the related impairment charge. At the 2013 annual impairment test date, the above-noted conclusion that no indication of intangible asset impairment existed at the test date would not have changed had the test been conducted assuming: (1) a 100 basis point increase in the discount rate used to discount the aggregate estimated cash flows of our assets to their net present value in determining their estimated fair values (without any change in the aggregate estimated cash flows of our intangibles), (2) a 100 basis point decrease in the terminal period growth rate without a change in the discount rate of each intangible, or (3) a 10 basis point decrease in the royalty rate applied to the forecasted net sales stream of our assets.

We do not believe that the indefinite-lived intangible asset balance is at risk of impairment at the end of the year based on the analysis described above. However, indefinite-lived intangible asset impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment, retail industry, deterioration in our performance or our future projections, or changes in our plans for our indefinite-lived intangible asset.

Income Taxes

Deferred income tax assets and liabilities are based on the estimated future tax effects of differences between the financial and tax basis of assets and liabilities based on currently enacted tax laws. The tax balances and income tax expense recognized are based on management’s interpretation of the tax laws of multiple jurisdictions. Income tax expense also reflects best estimates and assumptions regarding, among other things, the level of future taxable income and tax planning. Future changes in tax laws, changes in projected levels of taxable income, tax planning, and adoption and implementation of new accounting standards could impact the effective tax rate and tax balances recorded.

For purposes of these combined financial statements, the tax provision represents the tax attributable to these operations as if it were required to file a separate tax return. In cases where the actual cash taxes are paid by another subsidiary of Sears Holdings, the related taxes payable and tax payments are reflected directly in parent company equity.

Tax positions are recognized when they are more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is more likely than not to be realized upon settlement. We are subject to periodic audits by the Internal Revenue Service and other state and local taxing authorities. These audits may challenge certain of our tax positions such as the timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. Lands’ End evaluates its tax positions and establishes liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes. These tax uncertainties are reviewed as facts and circumstances change and are adjusted accordingly. This requires significant management judgment in estimating final outcomes. Interest and penalties are classified as income tax expense in the combined statements of comprehensive operations.

Lands’ End and Sears Holdings will enter into a tax sharing agreement prior to the separation which will generally govern Sears Holdings’ and Lands’ End’s respective rights, responsibilities and obligations after the separation with respect to liabilities for U.S. federal, state, local and foreign taxes attributable to the Lands’ End business. In addition to the allocation of tax liabilities, the tax sharing agreement will address the preparation and filing of tax returns for such taxes and disputes with taxing authorities regarding such taxes. Generally, Sears Holdings will be liable for all pre-separation U.S. federal, state and local income taxes. Lands’ End generally will be liable for all other income taxes attributable to its business, including all foreign taxes.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in currency rates. We have not been materially impacted by fluctuations in foreign currency exchange rates as a significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of January 31, 2014, we had $18.7 million of cash denominated in foreign currencies, principally in Euros and Yen. We do not enter into financial instruments for trading purposes or hedging and have not used, and currently do not anticipate using, any derivative financial instruments. We do not consider our foreign earnings to be permanently reinvested.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Annual Audited Combined Financial Statements
Report of Independent Registered Public Accounting Firm	54
Combined Statements of Comprehensive Operations for Fiscal Years Ended January 31, 2014, February 1, 2013 and January 27, 2012	55
Combined Balance Sheets at January 31, 2014 and February 1, 2013	56
Combined Statements of Cash Flows for Fiscal Years Ended January 31, 2014, February 1, 2013 and January 27, 2012	57
Combined Statements of Changes in Parent Company Equity for Fiscal Years Ended January 31, 2014, February 1, 2013 and January 27, 2012	58
Notes to Combined Financial Statements	59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sears Holdings Corporation:

We have audited the accompanying combined balance sheets of the Lands’ End business of Sears Holdings Corporation (“the Company”) as of January 31, 2014 and February 1, 2013, and the related combined statements of comprehensive operations, cash flows, and changes in parent company equity for each of the three fiscal years in the period ended January 31, 2014. These combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such combined financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2014 and February 1, 2013, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 and Note 11, the accompanying combined financial statements have been derived from the consolidated financial statements and accounting records of Sears Holdings Corporation. The combined financial statements also include expense allocations for certain corporate functions historically provided by Sears Holdings Corporation. These allocations may not be reflective of the actual expense which would have been incurred had the Company operated as a separate entity apart from Sears Holdings Corporation.

/s/ DELOITTE & TOUCHE LLP

Davenport, Iowa

March 25, 2014

LANDS’ END BUSINESS OF SEARS HOLDINGS CORPORATION

Combined Statements of Comprehensive Operations

for Fiscal Years Ended January 31, 2014, February 1, 2013 and January 27, 2012

(in thousands except per share data)	2013	2012	2011
REVENUES
Merchandise sales and services, net	$1,562,876	$1,585,927	$1,725,627
COSTS AND EXPENSES
Cost of sales (excluding depreciation and amortization)	852,539	881,817	959,611
Selling and administrative	560,327	598,916	621,020
Depreciation and amortization	21,599	23,121	22,686
Other operating expense, net	70	70	502

Total costs and expenses	1,434,535	1,503,924	1,603,819

Operating income	128,341	82,003	121,808
Other income, net	50	67	95

Income before income taxes	128,391	82,070	121,903
Income tax expense	49,544	32,243	45,669

NET INCOME	78,847	49,827	76,234

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	1,166	(1,623)	311

COMPREHENSIVE INCOME	$80,013	$48,204	$76,545

PER SHARE DATA
Earnings per share—basic and diluted(1)	$2.47	$1.56	$2.39

(1)	On April 4, 2014, Sears Holdings Corporation expects to distribute 31,956,521 shares of Lands’ End common stock. The computation of basic and diluted shares for all periods through January 31, 2014 was calculated using the number of shares outstanding on the record date, March 24, 2014, and that are expected to be distributed on April 4, 2014. The same number of shares was used to calculate basic and diluted earnings per share since no Lands’ End equity awards are expected to be outstanding prior to the distribution.

See accompanying Notes to Combined Financial Statements.

LANDS’ END BUSINESS OF SEARS HOLDINGS CORPORATION

Combined Balance Sheets

at January 31, 2014 and February 1, 2013

(in thousands)	January 31, 2014	February 1, 2013
ASSETS
Current assets
Cash	$22,411	$28,257
Restricted cash	3,300	3,300
Accounts receivable, net	33,617	27,079
Inventories, net	369,928	378,526
Prepaid expenses and other current assets	21,993	26,020

Total current assets	451,249	463,182

Property and equipment
Land, buildings and improvements	104,812	103,173
Furniture, fixtures and equipment	75,625	71,400
Computer hardware and software	65,810	63,667
Leasehold improvements	12,517	12,660

Gross property and equipment	258,764	250,900
Less accumulated depreciation	157,668	141,179

Total property and equipment, net	101,096	109,721
Goodwill	110,000	110,000
Intangible assets, net	531,342	533,972
Other assets	588	847

TOTAL ASSETS	$1,194,275	$1,217,722

LIABILITIES AND PARENT COMPANY EQUITY
Current liabilities
Accounts payable	$115,387	$106,665
Deferred tax liabilities	4,019	7,315
Other current liabilities	83,955	79,750

Total current liabilities	203,361	193,730
Long-term deferred tax liabilities	195,534	196,559
Other liabilities	3,066	4,196

TOTAL LIABILITIES	401,961	394,485

Commitments and contingencies
Net parent company investment	794,309	826,398
Accumulated other comprehensive loss	(1,995)	(3,161)

Total parent company equity	792,314	823,237

TOTAL LIABILITIES AND PARENT COMPANY EQUITY	$1,194,275	$1,217,722

See accompanying Notes to Combined Financial Statements.

LANDS’ END BUSINESS OF SEARS HOLDINGS CORPORATION

Combined Statements of Cash Flows

for Fiscal Years Ended January 31, 2014, February 1, 2013 and January 27, 2012

(in thousands)	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$78,847	$49,827	$76,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,599	23,121	22,686
Loss on disposal of property and equipment	70	70	502
Deferred income taxes	(4,961)	3,066	(1,262)
Change in operating assets and liabilities:
Inventories	10,007	14,672	(72,091)
Accounts payable	9,145	1,443	(11,001)
Other operating assets	(3,946)	4,739	(5,088)
Other operating liabilities	4,158	(690)	4,530

Net cash provided by operating activities	114,919	96,248	14,510

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and equipment	14	15	—
Change in restricted cash	—	82	106
Purchases of property and equipment	(9,887)	(14,993)	(15,119)

Net cash used in investing activities	(9,873)	(14,896)	(15,013)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to parent company, net	(110,936)	(68,799)	(5,313)

Net cash used in financing activities	(110,936)	(68,799)	(5,313)

Effects of exchange rate changes on cash	44	90	383

NET (DECREASE) INCREASE IN CASH	(5,846)	12,643	(5,433)
CASH, BEGINNING OF YEAR	28,257	15,614	21,047

CASH, END OF YEAR	$22,411	$28,257	$15,614

SUPPLEMENTAL INFORMATION:
Supplemental Cash Flow Data:
Unpaid liability to acquire property and equipment	$2,208	$1,534	$1,121

See accompanying Notes to Combined Financial Statements.

LANDS’ END BUSINESS OF SEARS HOLDINGS CORPORATION

Combined Statements of Changes in Parent Company Equity

for Fiscal Years Ended January 31, 2014, February 1, 2013 and January 27, 2012

(in thousands)	Net Parent Company Investment	Accumulated Other Comprehensive Loss	Total Parent Company Equity
Balance at January 28, 2011	$774,449	$(1,849)	$772,600
Net income	76,234	—	76,234
Cumulative translation adjustment, net of tax	—	311	311
Distributions to parent company, net	(5,313)	—	(5,313)

Balance at January 27, 2012	845,370	(1,538)	843,832
Net income	49,827	—	49,827
Cumulative translation adjustment, net of tax	—	(1,623)	(1,623)
Distributions to parent company, net	(68,799)	—	(68,799)

Balance at February 1, 2013	826,398	(3,161)	823,237
Net income	78,847	—	78,847
Cumulative translation adjustment, net of tax	—	1,166	1,166
Distributions to parent company, net	(110,936)	—	(110,936)

Balance at January 31, 2014	$794,309	$(1,995)	$792,314

See accompanying Notes to Combined Financial Statements.

LANDS’ END BUSINESS OF SEARS HOLDINGS CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE 1. BACKGROUND AND BASIS OF PRESENTATION

Description of Business and Separation

The Lands’ End business of Sears Holdings Corporation (“Lands’ End,” “we,” “us,” “our” or the “Company”) is a leading multi-channel retailer of casual clothing, accessories and footwear, as well as home products. We offer products through catalogs, online at www.landsend.com and affiliated specialty and international websites, and through retail locations, primarily at Lands’ End Shops at Sears and standalone Lands’ End Inlet stores that sell a combination of full-price and liquidation merchandise. We are a classic American lifestyle brand with a passion for quality, legendary service and real value, and we seek to deliver timeless style for men, women, kids and the home. Lands’ End was founded over 50 years ago in Chicago by Gary Comer and his partners to sell sailboat hardware and equipment by catalog. While our product focus has shifted significantly over the years, we have continued to adhere to our founder’s motto as one of our guiding principles: “Take care of the customer, take care of the employee and the rest will take care of itself.”

On March 14, 2014, the Sears Holdings Corporation board of directors approved the distribution of the issued and outstanding shares of Lands’ End common stock on the basis of 0.300795 shares of Lands’ End common stock for each share of Sears Holdings common stock held on March 24, 2014, the record date (the “Separation”). Sears Holdings Corporation expects to distribute 100 percent of the outstanding common stock of Lands’ End to its shareholders on April 4, 2014.

A Registration Statement on Form 10 relating to the Separation was filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”), subsequently amended by the Company and declared effective by the SEC on March 17, 2014. The Company’s common stock is expected to begin “regular way” trading on the NASDAQ Stock Market after the distribution date, April 4, 2014, under the symbol “LE”.

At or prior to the completion of the distribution, Sears Holdings Corporation and its subsidiaries (“Sears Holdings”) will transfer all the remaining assets and liabilities of Lands’ End that are held at the corporate level to Lands’ End, Inc. and its subsidiaries. Lands’ End will also pay a dividend of $500 million to a subsidiary of Sears Holdings immediately prior to the distribution.

Basis of Presentation

Our historical Combined Financial Statements have been prepared on a standalone basis and have been derived from the consolidated financial statements of Sears Holdings and accounting records of Sears Holdings. The Combined Financial Statements include Lands’ End, Inc. and subsidiaries and certain other items related to the Lands’ End business which are currently held by Sears Holdings, primarily the Lands’ End Shops at Sears. These items will be contributed by Sears Holdings to Lands’ End, Inc. prior to the Separation. These historical Combined Financial Statements reflect our financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”).

The Combined Financial Statements include the allocation of certain assets and liabilities that have historically been held at the Sears Holdings level but which are specifically identifiable or allocable to Lands’ End. All intracompany transactions and accounts have been eliminated. All intercompany transactions between Sears Holdings and Lands’ End are considered to be effectively settled in the Combined Financial Statements at the time the transactions are recorded. The total net effect of the settlement of these intercompany transactions is reflected in the Combined Statements of Cash Flows as a financing activity and in the Combined Balance Sheets as Net parent company investment.

As business operations of Sears Holdings, we do not maintain our own tax and certain other corporate support functions. We expect to enter into agreements with Sears Holdings for the continuation of certain of these services. These expenses have been allocated to Lands’ End based on direct usage or benefit where identifiable, with the remainder allocated on a pro rata basis of revenue, headcount, square footage or other measures. Lands’ End considers the expense allocation methodology and results to be reasonable for all periods presented. However, the costs and allocations charged to the Company by Sears Holdings do not necessarily reflect the costs of obtaining the services from unaffiliated third parties or of the Company providing the applicable services itself. The Combined Financial Statements contained herein may not be indicative of the Company’s financial position, operating results, and cash flows in the future, or what they would have been if it had been a standalone company during all periods presented. See Note 11—Related Party.

Historically, Sears Holdings has provided financing, cash management and other treasury services to us. Sears Holdings uses a centralized approach to its U.S. domestic cash management and financing of its operations. The majority of our cash is transferred to the parent company daily and the parent company has been our only source of funding for our operating and investing activities. Cash and restricted cash held by Sears Holdings were not allocated to Lands’ End unless the cash or restricted cash was held by an entity that will be transferred to Lands’ End. Sears Holdings’ third-party debt, and the related interest expense, has not been allocated to us for any of the periods presented as we were not the legal obligor of the debt and the Sears Holdings borrowings were not directly attributable to our business.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company’s fiscal year end is on the Friday preceding the Saturday closest to January 31 each year. Fiscal Years 2013 and 2011 each consisted of 52 weeks while Fiscal Year 2012 consisted of 53 weeks. Unless the context otherwise requires, references to years in this report relate to fiscal years rather than calendar years. The following fiscal periods are presented in this report.

Fiscal Year	Ended	Weeks
2013	January 31, 2014	52
2012	February 1, 2013	53
2011	January 27, 2012	52

Seasonality

The Company’s operations have historically been seasonal, with a disproportionate amount of net sales occurring in the fourth fiscal quarter, reflecting increased demand during the year-end holiday selling season. The impact of seasonality on results of operations is more pronounced since the level of certain fixed costs, such as occupancy and overhead expenses, do not vary with sales. The Company’s results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons and promotions, the amount of net sales contributed by new and existing stores, the timing and level of markdowns, competitive factors, weather and general economic conditions.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. The estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period. The Company evaluates estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances. Adjustments to estimates and assumptions are made when facts and circumstances dictate. As future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates used in preparing the accompanying Combined Financial Statements. Significant estimates and assumptions are required as part of determining inventory valuation, sales returns and allowances, legal accruals, performing goodwill, intangible and long-lived asset impairment analyses and establishing reserves for tax examination exposures.

Cash

The Company includes deposits in-transit from banks for payments related to third-party credit card and debit card transactions within cash. The Company’s domestic cash is transferred to or funded from Sears Holdings on a daily basis. These cash receipts and disbursements adjust Net parent company investment on the Combined Balance Sheets.

The Company classifies cash balances pledged as collateral for an employee benefit trust fund as Restricted cash on the Combined Balance Sheets.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts based on both a historical experience and a specific identification basis. Allowances for doubtful accounts on accounts receivable balances were $1.0 million and $1.3 million as of January 31, 2014 and February 1, 2013, respectively. Accounts receivable balance is presented net of the Company’s allowance for doubtful accounts and is comprised of various customer-related accounts receivable.

Changes in the balance of the allowance for doubtful accounts are as follows for the following years:

(in thousands)	2013	2012	2011
Beginning balance	$1,316	$1,293	$1,456
Provision	444	721	726
Write-offs	(729)	(698)	(889)

Ending balance	$1,031	$1,316	$1,293

Inventory

Inventories primarily consist of merchandise purchased for resale. For financial reporting and tax purposes, the Company’s U.S. inventory, primarily merchandise held for sale, is stated at last-in, first-out (“LIFO”) cost, which is lower than market. The Company accounts for its non-U.S. inventory on the first-in, first-out (“FIFO”) method. The U.S. inventory accounted for using the LIFO method was 85% of total inventory as of January 31, 2014 and February 1, 2013. If the FIFO method of accounting for inventory had been used, the effect on inventory would have been immaterial as of January 31, 2014 and February 1, 2013. The Company maintains a reserve for excess and obsolete inventory. The reserve is calculated based on historical experience related to liquidation/disposal of identified inventory. The excess and obsolescence reserve balances were $26.0 million and $28.0 million as of January 31, 2014 and February 1, 2013, respectively.

Deferred Catalog Costs and Advertising

Costs incurred for direct response advertising consist primarily of catalog production and mailing costs that are generally amortized within two months from the date catalogs are mailed. Unamortized advertising costs reported as prepaid assets were $15.6 million and $18.6 million as of January 31, 2014 and February 1, 2013, respectively. The Company expenses the costs of advertising for website, magazines, newspaper, radio and other general media when the advertising takes place. Advertising expenses, including catalog costs amortization, website-related costs and other print media were $198.6 million, $204.1 million and $223.7 million for 2013, 2012 and 2011, respectively. These costs are included within Selling and administrative expenses in the accompanying Combined Statements of Comprehensive Operations.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Additions and substantial improvements are capitalized and include expenditures that materially extend the useful lives of existing facilities and equipment. Maintenance and repairs that do not materially improve or extend the lives of the respective assets are expensed as incurred.

Depreciation expense is recorded over the estimated useful lives of the respective assets using the straight-line method. The range of lives are generally 20 to 30 years for buildings and improvements, 10 years for furniture, fixtures and equipment, and three to five years for computer hardware and software. Leasehold improvements are depreciated over the shorter of the associated lease term or the estimated useful life of the asset. Depreciation expense included within Depreciation and amortization expense reported in the accompanying Combined Statements of Comprehensive Operations was $19.0 million, $20.5 million and $20.0 million for 2013, 2012 and 2011, respectively.

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets

Long-lived assets, including property and equipment and finite-lived intangible assets (customer lists) are subject to a review for impairment if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future undiscounted cash flows generated by an asset or asset group is less than its carrying amount, the Company then determines the fair value of the asset generally by using a discounted cash flow model. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value as determined based on quoted market prices or through the use of other valuation techniques. There were no impairments recognized in 2013, 2012 or 2011.

Goodwill and Intangible Asset Impairment Assessments

Goodwill, trade name and other intangible assets are generally tested separately for impairment on an annual basis, or are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The majority of our goodwill and intangible assets relate to Kmart Holding Corporation’s acquisition of Sears, Roebuck and Co. (“Sears Roebuck”) in March 2005. The calculation for an impairment loss compares the carrying value of the asset to that asset’s estimated fair value, which may be based on estimated future discounted cash flows or quoted market prices. We recognize an impairment loss if the asset’s carrying value exceeds its estimated fair value.

Frequently our impairment loss calculations contain multiple uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting cash flows under different scenarios. As required by accounting standards, we perform annual goodwill and indefinite-lived intangible asset impairment tests on the last day of our November accounting period each year and update the tests between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit or indefinite-lived intangible asset below its carrying amount. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material.

Goodwill impairment assessments. Our goodwill resides in the Direct reporting unit. The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. We estimate fair value using the best information available, using both a market approach, as well as a discounted cash flow model, commonly referred to as the income approach. The market approach determines a value of the reporting unit by deriving market multiples for the reporting unit based on assumptions potential market participants would use in establishing a bid price for the reporting unit. This approach therefore assumes strategic initiatives will result in improvements in operational performance in the event of purchase, and includes the application of a discount rate based on market participant assumptions with respect to capital structure and access to capital markets. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions appropriate to our reporting unit. The projection uses management’s best estimates of economic and market conditions over the projected period, including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. Our final estimate of the fair value of the reporting unit is developed by weighting the fair values determined through both the market participant and income approaches, where comparable market participant information is available.

If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. Specifically, we allocate the fair value to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, we record an impairment charge for the difference.

During 2013, 2012, and 2011, the fair value of the reporting unit exceeded the carrying value and, as such, we did not record any goodwill impairment charges.

Indefinite-lived intangible asset impairment assessments. We review our indefinite-lived intangible asset, the Lands’ End trade name, for impairment by comparing the carrying amount of the asset to the sum of undiscounted cash flows expected to be generated by the asset. We consider the income approach when testing the intangible asset with indefinite life for impairment on an annual basis. We determined that the income approach, specifically the relief from royalty method, was most appropriate for analyzing our indefinite-lived asset. This method is based on the assumption that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset class. The relief from royalty method involves two steps: (1) estimation of reasonable royalty rates for the assets and (2) the application of these royalty rates to a net sales stream and discounting the resulting cash flows to determine a value. We multiplied the selected royalty rate by the forecasted net sales stream to calculate the cost savings (relief from royalty payment) associated with the asset. The cash flows are then discounted to present value by the selected discount rate and compared to the carrying value of the asset.

During 2013, 2012 and 2011, the fair value of the indefinite-lived intangible asset exceeded its carrying value and, as such, we did not record any intangible asset impairment charges.

Financial Instruments with Off-Balance-Sheet Risk

The Company maintains a letter of credit facility (the “LC Facility”) with Bank of America (“BofA”) pursuant to which BofA may, on a discretionary basis and with no commitment, agree to issue letters of credit upon our request in an aggregate amount not to exceed $5.0 million for inventory purchases. The terms for the letters of credit issued under the LC Facility are “at site” and are secured by a standby letter of credit, with an expiration date of less than one year, issued by Sears Roebuck Acceptance Corp. (“SRAC”), on our behalf for the benefit of BofA. BofA or Lands’ End may terminate the LC Facility at any time. Outstanding letters of credit balances were $4.0 million and $5.0 million as of January 31, 2014, and February 1, 2013, respectively. Upon completion of the Separation, we anticipate that Sears Holdings will terminate its support of the LC Facility and that SRAC will no longer issue letters of credit to secure the LC Facility.

From time to time, at the Company’s request, Sears Holdings causes standby letters of credit to be issued for the Company’s benefit under Sears Holdings’ revolving credit facility. There were $6.9 million and $2.4 million in standby letter of credit issuances as of January 31, 2014 and February 1, 2013, respectively. Upon completion of the Separation, we anticipate that Sears Holdings will no longer cause letters of credit to be issued for our benefit.

The Company participates in the Sears Private Label Letters of Credit program, which provides up to $50.0 million for vendor financing as an alternative to bank-issued letters of credit or standby letters of credit. There were no outstanding balances as of January 31, 2014 or February 1, 2013.

In addition, the Company has a $2.3 million foreign subsidiary credit facility that is supported by a Lands’ End, Inc. guarantee. This credit facility guarantees and allows for the deferred payment of custom duties and fulfills short-term in-country borrowing needs. This credit facility was not in use as of January 31, 2014 and February 1, 2013.

Concentration

Our products are manufactured in approximately 35 countries and substantially all are imported from Asia, South Asia and Central America. Our top 10 vendors account for a significant portion of our merchandise purchases.

Fair Value of Financial Instruments

The Company determines the fair value of financial instruments in accordance with accounting standards pertaining to fair value measurements. Such standards define fair value and establish a framework for measuring fair value in accordance with GAAP. Under fair value measurement accounting standards, fair value is considered to be the exchange price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The Company reports the fair value of financial assets and liabilities based on the fair value hierarchy prescribed by accounting standards for fair value measurements, which prioritizes the inputs to valuation techniques used to measure fair value into three levels.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable. Cash, accounts receivable, accounts payable and other current liabilities are reflected in the Combined Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments.

Foreign Currency Translations and Transactions

The Company translates the assets and liabilities of foreign subsidiaries from their respective functional currencies to U.S. dollars at the appropriate spot rates as of the balance sheet date. Revenue and expenses of operations are translated to U.S. dollars using weighted average exchange rates during the year. The foreign subsidiaries use the local currency as their functional currency. The effects of foreign currency translation adjustments are included as a component of Accumulated other comprehensive loss in the accompanying Combined Statements of Changes in Parent Company Equity. The Company recognized net foreign exchange transaction losses of $1.8 million and $3.7 million in 2013 and 2012, respectively, in the accompanying Combined Statements of Comprehensive Operations. Net foreign exchange transaction losses in 2011 were not material.

Revenue Recognition

Revenues include sales of merchandise and delivery revenues related to merchandise sold. Revenue is recognized for the direct segment when the merchandise is expected to be delivered to the customer and for the retail segment at the time of sale in the store. Services are comprised primarily of shipping and handling.

Revenues from merchandise sales and services are reported net of estimated returns and allowances and exclude sales taxes. Estimated returns and allowances are recorded as a reduction of sales and cost of sales. The reserve for sales returns and allowances is calculated based on historical experience and future expectations and is included in Other current liabilities on the Combined Balance Sheets.

Reserves for sales returns and allowances consisted of the following for the following years:

(in thousands)	2013	2012	2011
Beginning balance	$13,524	$14,607	$16,430
Provision	211,505	231,817	233,069
Write-offs	(211,224)	(232,900)	(234,892)

Ending balance	$13,805	$13,524	$14,607

The Company sells gift certificates, gift cards and e-certificates (collectively, “gift cards”) to customers through both the Direct and Retail segments. The gift cards do not have expiration dates. Revenue from gift cards are recognized when (i) the gift card is redeemed by the customer for merchandise, or (ii) the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”) and the Company does not have a legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions. Revenue recognized from gift card breakage was not material in 2013, 2012 and 2011.

Cost of Sales

Cost of sales are comprised principally of the costs of merchandise, in-bound freight, duty, warehousing and distribution (including receiving, picking, packing and store delivery costs), customer shipping and handling costs and physical inventory losses. Depreciation and amortization is not included in our cost of sales.

The Company participates in Sears Holdings’ Shop Your Way member loyalty program. The expenses for this program are recorded in Cost of sales, as described in Note 11—Related Party.

Selling and Administrative Expenses

Selling and administrative expenses are comprised principally of payroll and benefits costs for direct, retail and corporate employees, advertising, occupancy costs of retail stores and corporate facilities, buying, pre-opening costs and other administrative expenses. Stock-based compensation costs for certain executives participating in stock-based compensation plans administered by Sears Holdings are included in Selling and administrative expenses and are not material for any periods presented.

Expenses related to the Lands’ End Shops at Sears were allocated to us by Sears Holdings, as well as Shared services and Co-location and services costs. Selling and administrative expenses included $68.4 million, $75.4 million and $80.4 million in 2013, 2012 and 2011, respectively, of costs allocated to us by Sears Holdings. See Note 11—Related Party.

In September 2012, the Company recognized $2.5 million of restructuring expenses, primarily related to severance, related to an initiative to reduce the corporate cost structure. The liability on the Combined Balance Sheet as of January 31, 2014 and February 1, 2013 was not material.

Income Taxes

Deferred income tax assets and liabilities are based on the estimated future tax effects of differences between the financial and tax basis of assets and liabilities based on currently enacted tax laws. The tax balances and income tax expense recognized are based on management’s interpretation of the tax laws of multiple jurisdictions. Income tax expense also reflects best estimates and assumptions regarding, among other things, the level of future taxable income and tax planning. Future changes in tax laws, changes in projected levels of taxable income, tax planning and adoption and implementation of new accounting standards could impact the effective tax rate and tax balances recorded.

For purposes of the Combined Financial Statements, the tax provision represents the tax attributable to these operations as if the Company were required to file a separate tax return. Sears Holdings pays all U.S. federal, state and local taxes attributable to the Lands’ End business and the related taxes payable and tax payments are reflected directly in Net parent company investment in the Combined Balance Sheets. Taxes paid for our wholly owned foreign subsidiaries were $4.1 million, $5.3 million and $7.7 million for 2013, 2012 and 2011, respectively.

Lands’ End and Sears Holdings will enter into a tax sharing agreement (the “Tax Sharing Agreement”) prior to the Separation which will generally govern Sears Holdings’ and Lands’ End’s respective rights, responsibilities and obligations after the Separation with respect to liabilities for U.S. federal, state, local and foreign taxes attributable to the Lands’ End business. In addition to the allocation of tax liabilities, the Tax Sharing Agreement will address the preparation and filing of tax returns for such taxes and disputes with taxing authorities regarding such taxes. Generally, Sears Holdings will be liable for all pre-separation U.S. federal, state and local income taxes. Lands’ End generally will be liable for all other income taxes attributable to its business, including all foreign taxes.

Tax positions are recognized when they are more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is more likely than not to be realized upon settlement. The Company is subject to periodic audits by the U.S. Internal Revenue Service (“IRS”) and other state and local taxing authorities. These audits may challenge certain of the Company’s tax positions such as the timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. The Company evaluates its tax positions and establishes liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes. These tax uncertainties are reviewed as facts and circumstances change and are adjusted accordingly. This requires significant management judgment in estimating final outcomes. Interest and penalties are classified as Income tax expense in the Combined Statements of Comprehensive Operations. See Note 3—Income Taxes.

Self-Insurance

The Company has a self-insured plan for health and welfare benefits and provides an accrual to cover the obligation. The accrual for the self-insured liability is based on claims filed and an estimate of claims incurred but not yet reported. The Company considers a number of factors, including historical claims information, when determining the amount of the accrual. Costs related to the administration of the plan and related claims are expensed as incurred. Total expenses were $16.2 million, $15.8 million and $18.1 million for 2013, 2012 and 2011, respectively.

The Company also has a self-insured plan for certain costs related to workers’ compensation. The Company obtains third-party insurance coverage to limit exposure to these self-insured risks.

Postretirement Benefit Plan

Effective January 1, 2006, the Company decided to indefinitely suspend eligibility to the postretirement medical plan for future company retirees. In addition, the Company elected to immediately recognize all existing net actuarial losses and prior service costs. All future actuarial gains or losses were recognized in the year they occurred and were not material in 2013, 2012 and 2011. The net liability of the plan was $1.5 million and $1.7 million as of January 31, 2014 and February 1, 2013, respectively. See Note 6—Post Retirement Benefits.

The benefit obligation is included in the Combined Balance Sheets for all periods presented. At or prior to the completion of the distribution, the benefit obligation will be transferred to Sears Holdings as they will assume administration and funding of the plan after the Separation.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) encompasses all changes in equity other than those arising from transactions with stockholders, and is comprised solely of foreign currency translation adjustments and net income.

(in thousands)	2013	2012	2011
Accumulated other comprehensive loss—foreign currency translation adjustments (net of tax of $1,211, $1,938 and $942, respectively)	$(1,995)	$(3,161)	$(1,538)

Earnings per Share

The numerator for both basic and diluted earnings per share (“EPS”) is net income attributable to Lands’ End. The denominator for basic and diluted EPS is based upon the expected number of shares of Lands’ End common stock outstanding on the distribution date. On April 4, 2014, the distribution date, Sears Holdings

Corporation shareholders of record as of the close of business on March 24, 2014 will receive 0.300795 share of Lands’ End common stock for every one share of Sears Holdings Corporation’s common stock held as of the record date.

Basic and diluted earnings per common share and the average number of common shares outstanding were calculated using the number of shares outstanding on the record date, March 24, 2014, and that are expected to be distributed on April 4, 2014.The same number of shares was used to calculate basic and diluted earnings per share since no Lands’ End equity awards are expected to be outstanding prior to distribution.

(in thousands, except per share amounts)	2013	2012	2011
Net income	$78,847	$49,827	$76,234
Basic and diluted earnings per common share	$2.47	$1.56	$2.39
Basic and diluted average shares outstanding	31,957	31,957	31,957

New Accounting Pronouncements

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Auditing Standards Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists, which requires an unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward that the entity intends to use and is available for settlement at the reporting date. The update will be effective for the Company in the first quarter of 2014 and is not expected to have a material impact on the Company’s combined financial position, results of operations, or cash flows.

Disclosures about Reclassification Adjustments out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires entities to disclose additional information about reclassification adjustments, including changes in accumulated other comprehensive income balances by component and significant items reclassified out of accumulated other comprehensive income. The adoption of the update in the first quarter of 2013 did not have a material impact on the Company’s combined financial position, results of operations or cash flows.

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment, which provides, subject to certain conditions, the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. The adoption of the update in the first quarter of 2013 did not have a material impact on the Company’s combined financial position, results of operations or cash flows.

NOTE 3. INCOME TAXES

The Company’s income before income taxes in the United States and in foreign jurisdictions is as follows for the years ended:

(in thousands)	2013	2012	2011
Income before income taxes:
United States	$117,318	$65,131	$96,872
Foreign	11,073	16,939	25,031

Total income before income taxes	$128,391	$82,070	$121,903

The components of the provision for income taxes are as follows for the years ended:

(in thousands)	2013	2012	2011
United States	$46,272	$27,645	$41,233
Foreign	3,272	4,598	4,436

Total provision	$49,544	$32,243	$45,669

(in thousands)	2013	2012	2011
Current:
Federal	$46,355	$18,892	$36,397
State	5,631	5,678	6,049
Foreign	2,519	4,607	4,485

Total current	54,505	29,177	46,931

Deferred:
Federal	(4,238)	3,725	(768)
State	(426)	(650)	(445)
Foreign	(297)	(9)	(49)

Total deferred	(4,961)	3,066	(1,262)

Total provision	$49,544	$32,243	$45,669

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows for the years ended:

	2013	2012	2011
Tax at statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.6	4.0	3.0
Other, net	1.0	0.3	(0.5)

Total	38.6%	39.3%	37.5%

Deferred tax assets and liabilities consisted of the following:

(in thousands)	January 31, 2014	February 1, 2013
Deferred tax assets:
Inventory	$5,631	$5,165
Reserve for returns	4,376	4,750
Deferred revenue	4,144	3,684
Benefit plans	1,734	1,935
Property and equipment	1,233	1,793
Insurance reserves	945	910
Other	8,323	6,971

Total deferred tax assets	26,386	25,208

Deferred tax liabilities:
Intangible assets	197,680	198,648
LIFO reserve	17,924	18,740
Unremitted foreign earnings	4,178	4,484
Catalog advertising	3,280	4,205
Other	2,877	3,005

Total deferred tax liabilities	225,939	229,082

Net deferred tax liability	199,553	203,874
Less current deferred tax liability	4,019	7,315

Long-term deferred tax liability	$195,534	$196,559

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) for the years ended is as follows:

	Federal, State and Foreign Tax
(in thousands)	2013	2012	2011
Gross UTB balance at beginning of period	$8,507	$8,209	$7,922
Tax positions related to the current period—gross increases	252	298	287
Tax positions related to the prior periods—gross decreases	(41)	—	—
Settlements	—	—	—
Lapse of statutes of limitations	—	—	—

Gross UTB balance at end of period	$8,718	$8,507	$8,209

At the end of 2013, the Company had gross unrecognized tax benefits of $8.7 million. Of this amount, $5.7 million would, if recognized, impact our effective tax rate, with the remaining amount being comprised of unrecognized tax benefits related to gross temporary differences. The Company does not expect that unrecognized tax benefits will fluctuate in the next 12 months for tax audit settlements and the expiration of the statute of limitations for certain jurisdictions. Pursuant to the Tax Sharing Agreement, Sears Holdings will generally be responsible for all U.S. federal, state and local UTBs through the date of the Separation and, as such, they have been recorded in Net parent company investment on the Combined Balance Sheets.

The Company classifies interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. As of January 31, 2014, the total amount of interest and penalties recognized on our balance sheet was $4.9 million ($3.2 million net of federal benefit). The total amount of net interest expense recognized in the Combined Statements of Comprehensive Operations was $0.4 million, $0.8 million and $0.7 million for 2013, 2012 and 2011, respectively. We file income tax returns in both the United States and various foreign jurisdictions. The IRS has completed its examination of the 2008 and 2009 federal income tax returns of Sears Holdings. Sears Holdings is currently working with the IRS Appeals Division to resolve a single issue arising from these exams that is unrelated to the Company. Sears Holdings has resolved all matters arising from prior IRS exams. In addition, the Company is under examination by various state and foreign income tax jurisdictions for the years 2002–2012.

NOTE 4. LEASES

The Company leases stores, office space and warehouses under various leasing arrangements. As of January 31, 2014, the Company leases store space in 274 Sears Holdings store locations (see Note 11—Related Party) and 15 Lands’ End Inlet Stores. The total number of retail stores, 290, includes one Lands’ End Inlet Store that is owned by the Company. All leases are accounted for as operating leases. Operating lease obligations are based upon contractual minimum rents. Certain leases include renewal options.

Total rental expense under operating leases was $33.1 million, $34.5 million and $35.5 million for 2013, 2012 and 2011, respectively.

Total future commitments under these operating leases (primarily leased Lands’ End Shops at Sears space at Sears Holdings locations as described in Note 11—Related Party) as of January 31, 2014 are as follows for the years ended (in thousands):

2014	$32,160
2015	29,784
2016	27,748
2017	26,851
2018	18,841
Thereafter	17,514

NOTE 5. RETIREMENT PLAN

The Company has a 401(k) retirement plan, which covers most regular employees and allows them to make contributions. The Company also provides a matching contribution on a portion of the employee contributions. Total expense provided under this plan was $3.3 million, $3.6 million and $3.6 million for 2013, 2012 and 2011, respectively.

NOTE 6. POSTRETIREMENT BENEFITS

The Company has a plan to provide group medical benefits for eligible retired employees. These insurance benefits will be funded through general assets of the Company. The costs of these insurance benefits are recognized as the eligible employees render service. Effective January 1, 2006, the Company decided to indefinitely suspend eligibility to the postretirement medical plan for future company retirees.

The following table presents the change in the benefit obligation for the years ended:

(in thousands)	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$1,678	$1,772
Interest cost	58	70
Plan participants’ contributions	18	32
Actuarial (gain) loss	(103)	29
Benefits paid	(110)	(225)

Benefit obligation at end of year, net amount recognized	$1,541	$1,678

Change in plan assets at fair value:
Employer contributions	$92	$193
Plan participants’ contributions	18	32
Benefits paid	(110)	(225)

Plan assets at end of year	$—	$—

The current portion of the liability for postretirement obligations is $0.2 million at January 31, 2014, which the Company expects to pay during 2014.

The components of net periodic benefit (income) cost are as follows for the years ended:

(in thousands)	2013	2012	2011
Interest cost	$58	$70	$87
Recognized net actuarial (gain) loss	(103)	29	59

Total postretirement benefit (income) cost	$(45)	$99	$146

Weighted-average assumption at end of year:
Discount rate	4.0%	4.2%	5.0%

For measurement purposes, an 8.0% annual rate of increase in the per capita cost of covered health care benefits is assumed for 2014 and beyond to an ultimate downward trend rate of 5.0% for 2020 and remaining at that level thereafter. An increase or decrease of one percentage point in the assumed health care trend rate would not have a material effect on the Combined Financial Statements.

NOTE 7. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The Company determines fair value of financial assets and liabilities based on the following fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three levels:

Level 1 inputs—unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. An active market for the asset or liability is one in which transactions for the asset or liability occur with sufficient frequency and volume to provide ongoing pricing information.

Level 2 inputs—inputs other than quoted market prices included in Level 1 that are observable, either directly or indirectly, for the asset or liability. Level 2 inputs include, but are not limited to, quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs other than quoted market prices that are observable for the asset or liability, such as interest rate curves and yield curves observable at commonly quoted intervals, volatilities, credit risk and default rates.

Level 3 inputs—unobservable inputs for the asset or liability.

Cash, accounts receivable, accounts payable and other current liabilities are reflected on the Combined Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments.

The following table provides the fair value measurement amounts for other financial assets and liabilities recorded on the Combined Balance Sheets at fair value:

(in thousands)	January 31, 2014	Level 1	Level 2	Level 3
Restricted cash	$3,300	$3,300	$—	$—

	February 1, 2013	Level 1	Level 2	Level 3
Restricted cash	$3,300	$3,300	$—	$—

Restricted cash amounts are valued based upon statements received from financial institutions. There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis as of January 31, 2014 and February 1, 2013.

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

Goodwill is the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method. The net carrying amounts of goodwill, trade name and customer lists are within the Direct segment of reportable business segments. There were no impairment charges recorded during any periods presented or since the goodwill and intangible assets were first recognized.

The following summarizes goodwill and intangible assets:

		January 31, 2014		February 1, 2013
(in thousands)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Customer lists	10	$26,300	$23,258	$26,300	$20,628
Indefinite-lived intangible asset:
Trade name		528,300	—	528,300	—

Total intangible assets, net		$554,600	$23,258	$554,600	$20,628

Goodwill		$110,000		$110,000

Annual Amortization Expense
2013	$2,630
2012	2,630
2011	2,630

Estimated Future Amortization Expense
2014	$2,630
2015	412

NOTE 9. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

(in thousands)	January 31, 2014	February 1, 2013
Prepaid advertising costs	$15,564	$18,641
Other prepaid expenses	6,429	7,379

Total prepaid expenses and other current assets	$21,993	$26,020

NOTE 10. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

(in thousands)	January 31, 2014	February 1, 2013
Deferred gift card revenue	$28,819	$25,984
Accrued employee compensation and benefits	13,772	13,406
Reserve for sales returns and allowances	13,805	13,524
Deferred revenue	15,966	14,559
Other	11,593	12,277

Total other current liabilities	$83,955	$79,750

NOTE 11. RELATED PARTY

The Company and Sears Holdings (including all of its non-Lands’ End subsidiaries) have entered into various agreements to support the Lands’ End Shops at Sears; various general corporate services; and use of intellectual property or services. Unless indicated otherwise, the fees and expenses charged are included in Selling and administrative expenses in the Combined Statements of Comprehensive Operations. The costs and allocations charged to the Company by Sears Holdings do not necessarily reflect the costs of obtaining the services from unaffiliated third parties or of the Company providing the applicable services itself. Management believes such allocations are reasonable; however, the Combined Financial Statements contained herein may not be indicative of the Company’s financial position, operating results, and cash flows in the future, or what they would have been if it had been a standalone company during all periods presented.

The components of the transactions between the Company and Sears Holdings are as follows:

Lands’ End Shops at Sears

Related party costs charged by Sears Holdings to the Company related to Lands’ End Shops at Sears for 2013, 2012 and 2011 are as follows:

(in thousands)	2013	2012	2011
Rent, CAM and occupancy costs	$28,021	$29,232	$30,100
Retail services, store labor	34,495	39,399	43,791
Supply chain costs	2,037	2,569	2,764
Financial services and payment processing	3,353	3,261	3,238

Total expenses	$67,906	$74,461	$79,893

Number of Lands’ End Shops at Sears at year end	274	276	289

Rent, CAM and Occupancy Costs

The Company rents space in Sears Holdings store locations. The agreements include a cost per square foot for rent, common area maintenance (“CAM”) and occupancy costs. The terms of the current rental agreements are generally four to six years and expire at various points in time.

Retail Services, Store Labor

The Company contracts with Sears Roebuck to provide hourly labor and required systems and tools to service customers in the Lands’ End Shops at Sears. This includes dedicated staff to directly engage with the customer and allocated overhead. The dedicated staff undergoes specific Lands’ End brand training. Required tools include point-of-sale, price management and labor scheduling systems.

Supply Chain Costs

The Company contracts with Sears Holdings Management Corporation, a subsidiary of Sears Holdings (“SHMC”), to provide logistics, handling and transportation, third party warehousing, and other services, primarily based upon inventory units processed, to assist in the flow of merchandise from vendors to the Lands’ End Shops at Sears locations.

Financial Services and Payment Processing

The Company contracts with SHMC to provide retail financing and payment solutions, primarily based upon customer credit card activity, including third-party payment acceptance, credit cards, and gift cards.

General Corporate Services

Related party costs charged by Sears Holdings or its subsidiaries to the Company for general corporate services for 2013, 2012 and 2011 are as follows:

(in thousands)	2013	2012	2011
Sourcing	$9,805	$10,118	$13,298
Shop Your Way	8,788	4,586	4,181
Shared services	442	819	477
Co-location and services	26	118	—

Total expenses	$19,061	$15,641	$17,956

Sourcing

The Company contracts with Sears Holdings Global Sourcing, Ltd., a subsidiary of Sears Holdings, to provide agreed upon buying agency services in foreign territories from where the Company purchases merchandise. These services, primarily based upon inventory levels, include quality-control functions, regulatory compliance, delivery schedule tracking, product claims management and new vendor identification. These amounts are included in Cost of sales in the Combined Statements of Comprehensive Operations.

Shop Your Way

The Company participates in Sears Holdings’ Shop Your Way member loyalty program. Customers earn points on purchases which may be redeemed to pay for future purchases. The expense for customer points earned is recognized as customers earn them and is recorded in Cost of sales in the Combined Statements of Comprehensive Operations. As customers redeemed points on purchases, Sears Holdings reimbursed the Company through a redemption credit. The redemption credit was $10.8 million, $7.9 million and $3.4 million in 2013, 2012 and 2011, respectively, and is included in Merchandise sales and services, net in the Combined Statements of Comprehensive Operations.

Shared Services

Sears Holdings provides the Company with certain shared corporate services. These shared services include financing services (which includes use of the Private Label Letter of Credit program), treasury services (including tax and risk management), insurance coverage, shipping costs, legal counseling and compliance.

Co-Location and Services

The Company contracts with SHMC to host and support certain redundant information technology hardware, software and operations at the Sears Data Center in Troy, Michigan, for disaster mitigation and recovery efforts. The agreement began in 2012.

Use of Intellectual Property or Services

Related party revenue charged by the Company to Sears Holdings for use of intellectual property or services provided for the years ended is as follows:

(in thousands)	2013	2012	2011
Royalty income	$92	$97	$276
Call center services	1,505	1,539	1,362
Gift card revenue	1,515	1,213	1,063
Credit card revenue	1,276	1,329	1,520

Total income	$4,388	$4,178	$4,221

Royalty Income

The Company entered into two licensing agreements—one with Sears Canada, Inc. (“Sears Canada”) and one with a subsidiary of Sears Holdings—whereby royalties are paid in consideration for sharing or use of intellectual property. The licensing agreement with Sears Canada terminated in 2011. Royalties received under these agreements are included in Merchandise sales and services, net in the Combined Statements of Comprehensive Operations.

Call Center Services

The Company has entered into a contract with SHMC to provide call center services in support of Sears Holdings’ SYW program. This income is net of agreed upon costs directly attributable for the Company providing these services. The income is included in Merchandise sales and services, net and costs are included in Selling and administrative expenses in the Combined Statements of Comprehensive Operations.

Gift Card Revenue

The Company has entered into a contract with SHC Promotions LLC, a subsidiary of Sears Holdings (“SHCP”) to provide gift certificates, gift cards and store credits (“Credits”) for use by the Company. The Company will offer Credits for sale on behalf of SHCP and redeem such items on the Company’s Internet websites, retail stores, and other retail outlets for merchandise. The Company receives a commission fee on the face value for each card sold. SHCP receives a transaction/redemption fee for each card the Company redeems. The income is included in Merchandise sales and services, net in the Combined Statements of Comprehensive Operations.

Credit Card Revenue

The Company has entered into a contract with SHMC to provide credit cards for customer sales transactions. The Company earns revenue based on the dollar volume of merchandise sales and receives a fee based on the generation of new credit card accounts. This income is included in Merchandise sales and services, net in the Combined Statements of Comprehensive Operations.

NOTE 12. SEGMENT REPORTING

The Company is a leading multi-channel retailer of casual clothing, accessories and footwear, as well as home products and has two reportable segments: Direct and Retail. Both segments sell similar products—apparel, which includes accessories and footwear, and products for the home. Apparel and home revenues constituted over 99% of total revenues during 2013, 2012 and 2011. The Company identifies reportable segments according to how business activities are managed and evaluated. Each of the Company’s operating segments are reportable segments and are strategic business units that offer similar products and services but are sold either directly from our warehouses (Direct) or through our retail stores (Retail). Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is the primary measure used to make decisions on allocating resources and assessing performance of each operating segment. Adjusted EBITDA is computed as Income before income taxes appearing on the Combined Statements of Comprehensive Operations, net of interest expense, depreciation and amortization and other significant items which, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of results. Reportable segment assets are those directly used in or clearly allocable to an operating segment’s operations. Depreciation, amortization and property and equipment expenditures are recognized in each respective segment. There were no material transactions between reporting segments for 2013, 2012 and 2011, respectively.

•	The Direct segment sells products through the Company’s e-commerce websites and direct mail catalogs. Operating costs consist primarily of direct marketing costs (catalog and e-commerce advertising costs); order processing and shipping costs; direct labor and benefit costs and facility costs. Assets primarily include goodwill and trade name intangible assets, inventory, accounts receivable, prepaid expenses (deferred catalog costs), technology infrastructure, and property and equipment.

•	The Retail segment sells products and services through the Company’s standalone Lands’ End Inlet stores and dedicated Lands’ End Shops at Sears across the United States. Operating costs consist primarily of labor and benefit costs; rent, CAM and occupancy costs; distribution costs and in-store marketing costs. Assets primarily include inventory in the retail stores, fixtures and leasehold improvements.

Corporate overhead and other expenses include unallocated shared-service costs, which primarily consist of employee services and financial services, legal and corporate expenses. These expenses include labor and benefit costs, corporate headquarters occupancy costs and other administrative expenses. Assets include corporate headquarters and facilities, corporate cash and deferred income taxes.

Financial information by segment is presented as follows for the years ended:

	Direct	Retail	Corporate/ Other	Total
2013
Merchandise sales and services, net	$1,303,862	$258,922	$92	$1,562,876
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	700,370	152,169	—	852,539
Selling and administrative	437,179	102,088	21,060	560,327
Depreciation and amortization	16,691	3,547	1,361	21,599
Other operating expense, net	—	—	70	70

Total costs and expenses	1,154,240	257,804	22,491	1,434,535

Operating income (loss)	149,622	1,118	(22,399)	128,341
Other income, net	—	—	50	50

Income (loss) before income taxes	149,622	1,118	(22,349)	128,391
Other income, net	—	—	50	50
Depreciation and amortization	16,691	3,547	1,361	21,599
Restructuring costs	—	—	—	—
Loss on sale of property and equipment	—	—	70	70

Adjusted EBITDA	$166,313	$4,665	$(20,968)	$150,010

Total assets	$1,074,018	$75,755	$44,502	$1,194,275

Capital expenditures	$9,057	$260	$570	$9,887

	Direct	Retail	Corporate/ Other	Total
2012
Merchandise sales and services, net	$1,304,009	$281,821	$97	$1,585,927
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	705,992	175,825	—	881,817
Selling and administrative	459,106	111,646	28,164	598,916
Depreciation and amortization	17,173	4,606	1,342	23,121
Other operating expense, net	—	—	70	70

Total costs and expenses	1,182,271	292,077	29,576	1,503,924

Operating income (loss)	121,738	(10,256)	(29,479)	82,003
Other income, net	—	—	67	67

Income (loss) before income taxes	121,738	(10,256)	(29,412)	82,070
Other income, net	—	—	67	67
Depreciation and amortization	17,173	4,606	1,342	23,121
Restructuring costs	2,479	—	—	2,479
Loss on sale of property and equipment	—	—	70	70

Adjusted EBITDA	$141,390	$(5,650)	$(28,067)	$107,673

Total assets	$1,088,351	$78,796	$50,575	$1,217,722

Capital expenditures	$14,657	$84	$252	$14,993

	Direct	Retail	Corporate/ Other	Total
2011
Merchandise sales and services, net	$1,427,874	$297,477	$276	$1,725,627
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	782,279	177,332	—	959,611
Selling and administrative	474,818	121,857	24,345	621,020
Depreciation and amortization	16,138	5,238	1,310	22,686
Other operating income, net	—	—	502	502

Total costs and expenses	1,273,235	304,427	26,157	1,603,819

Operating income (loss)	154,639	(6,950)	(25,881)	121,808
Other income, net	—	—	95	95

Income (loss) before income taxes	154,639	(6,950)	(25,786)	121,903
Other income, net	—	—	95	95
Depreciation and amortization	16,138	5,238	1,310	22,686
Loss on disposal of property and equipment	—	—	502	502

Adjusted EBITDA	$170,777	$(1,712)	$(24,069)	$144,996

Total assets	$1,117,550	$85,318	$36,055	$1,238,923

Capital expenditures	$13,452	$918	$749	$15,119

Merchandise sales and services, net are based upon country of order fulfillment. Other foreign amounts represent orders fulfilled in the U.S. and shipped to customers in another country. The following presents summarized geographical information:

(in thousands)	2013	2012	2011
Merchandise sales and services, net:(1)
United States	$1,289,359	$1,282,803	$1,402,189
Europe	181,129	199,548	214,590
Asia	54,948	59,731	64,813
Other foreign	37,440	43,845	44,035

Total merchandise sales and services, net	$1,562,876	$1,585,927	$1,725,627

(in thousands)	2013	2012
Property and equipment, net:(1)
United States	$86,085	$94,068
Europe	14,320	14,732
Asia	691	921

Total property and equipment, net	$101,096	$109,721

(1)	Other than the U.S., no one country is greater than 10% of total merchandise sales and services, net or of total property and equipment, net except the United Kingdom, which had total property and equipment, net of $13,586 as of January 31, 2014 and $13,751 as of February 1, 2013.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved in various claims, legal proceedings and investigations, including those described below. While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on our financial position, cash flows, or results of operations, except where noted below.

The Company is party to various legal proceedings arising in the ordinary course of business. These actions include commercial, intellectual property, employment, regulatory, and product liability claims. Some of these actions involve complex factual and legal issues and are subject to uncertainties. There are no material legal proceedings presently pending, except for routine litigation incidental to the business to which the Company is a party or of which any of its property is the subject, and the matters described below. The Company believes that the outcome of any current legal proceeding would not have a material adverse effect on results of operations, cash flows, or financial position taken as a whole.

Beginning in 2005, the Company initiated the first of several claims in Iowa County Circuit Court against the City of Dodgeville to recover overpaid taxes resulting from the city’s excessive assessment of the Company’s headquarters campus. As of March 25, 2014, the courts reviewing these claims have ordered the city to return, and the city has refunded, over $3.2 million in excessive taxes and interest to the Company, including approximately $1.6 million for the case involving the 2005 and 2006 tax years that was recognized in 2009, and a partial recovery of approximately $1.6 million for the consolidated cases, involving the 2007, 2009 and 2010 tax years, recognized in 2013 within Selling and administrative expenses in the Combined Statements of Comprehensive Operations and for which the Company has appealed seeking the remainder of our claim of $1.2 million plus additional interest. In September 2013, the Wisconsin Court of Appeals awarded the Company $725,000 in tax reimbursement plus an as-yet uncalculated amount of interest on the Company’s claim relating to the 2008 tax year, which the City of Dodgeville has not yet paid. Excluding the claim relating to the 2005 and 2006 tax years for which all appeals have been exhausted, the Company believes its outstanding claims covering the still-disputed tax years from 2007 through 2012 may yield a potential aggregate recovery from the City of Dodgeville of up to $4.6 million, none of which has been recorded in the Combined Financial Statements.

Tax Contingencies

While the Company believes all taxes have been paid or accrued based on correct interpretations of applicable law, tax laws are complex and interpretations differ from state to state. It is possible that taxing authorities may make additional assessments in the future. In addition to taxes, penalties and interest, these assessments could cause the Company to incur legal fees associated with resolving disputes with taxing authorities.

Lands’ End and Sears Holdings will enter into a Tax Sharing Agreement prior to the Separation which will generally govern Sears Holdings’ and Lands’ End’s respective rights, responsibilities and obligations after the Separation with respect to liabilities for U.S. federal, state, local and foreign taxes attributable to the Lands’ End business. In addition to the allocation of tax liabilities, the Tax Sharing Agreement will address the preparation and filing of tax returns for such taxes and disputes with taxing authorities regarding such taxes. Generally, Sears Holdings will be liable for all pre-separation U.S. federal, state and local taxes, other than non-income taxes that are accrued and unpaid as of the distribution date. Lands’ End generally will be liable for all other taxes attributable to its business, including all foreign taxes.

Pledged Assets

Sears Holdings’ domestic credit facility and senior secured notes are (1) secured, in part, by a first lien on certain of the Company’s assets consisting primarily of the inventory and credit card receivables directly or indirectly owned by the Company and one of its subsidiaries; and (2) guaranteed by the Company and such subsidiary. The asset balances were $298.3 million and $297.5 million as of January 31, 2014 and February 1, 2013, respectively. The Company expects that this lien and these guarantee obligations will be released prior to the completion of the Separation.

NOTE 14. QUARTERLY FINANCIAL DATA (UNAUDITED)

	2013
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(in thousands except share data)	$’s	% Net Sales	$’s	% Net Sales	$’s	% Net Sales	$’s	% Net Sales
Merchandise sales and services, net	$319,035	100.0%	$329,561	100.0%	$383,852	100.0%	$530,429	100.0%
Gross margin	154,588	48.5%	149,674	45.4%	174,451	45.4%	231,625	43.7%
Operating income	11,960	3.7%	18,386	5.6%	23,271	6.1%	74,722	14.1%
Net income	$7,336	2.3%	$11,289	3.4%	$14,279	3.7%	$45,943	8.7%
Basic and diluted earnings per common share(1)(2)	$0.23		$0.35		$0.45		$1.44

	2012
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(in thousands except share data)	$’s	Net Sales	$’s	Net Sales	$’s	Net Sales	$’s	Net Sales
Merchandise sales and services, net	$331,374	100.0%	$338,278	100.0%	$370,769	100.0%	$545,506	100.0%
Gross margin	156,103	47.1%	159,918	47.3%	171,177	46.2%	216,911	39.8%
Operating income	10,025	3.0%	15,107	4.5%	14,572	3.9%	42,298	7.8%
Net income	$6,083	1.8%	$9,162	2.7%	$8,847	2.4%	$25,735	4.7%
Basic and diluted earnings per common share(1)(2)	$0.19		$0.29		$0.28		$0.81

(1)	On April 4, 2014, Sears Holdings Corporation expects to distribute 31,956,521 shares of Lands’ End common stock. The computation of basic and diluted shares for all periods through January 31, 2014 was calculated using the number of shares outstanding on the record date, March 24, 2014, and that are expected to be distributed on April 4, 2014. The same number of shares was used to calculate basic and diluted earnings per share since no Lands’ End equity awards are expected to be outstanding prior to the distribution.
(2)	The sum of the quarterly earnings per share—basic and diluted amounts may not equal the fiscal year amount due to rounding.

NOTE 15. SUBSEQUENT EVENTS

In connection with the spin-off, we expect to enter into a $515 million senior secured term loan facility (“Term Loan Facility”) and a $175 million asset-based senior secured revolving credit facility with a letter of credit sub-limit (together with the Term Loan Facility, the “Facilities”). We expect that the proceeds of the Term Loan Facility will be used to pay a $500 million dividend to a subsidiary of Sears Holdings immediately prior to the distribution and to pay fees and expenses associated with the Facilities of $15 million. The transaction is expected to be completed in the first quarter of 2014.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation for the period covered by this Form 10-K, Lands’ End’s President and Chief Executive Officer and Executive Vice President, Chief Operating Officer/Chief Financial Officer and Treasurer have concluded that, as of January 31, 2014, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the company’s fourth fiscal quarter ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors Following the Spin-Off

The following table sets forth information regarding the individuals who are expected to serve on our board of directors following the spin-off:

Name	Age	Title
Tracy Gardner	50	Director
Edgar O. Huber	52	Director
Elizabeth Darst Leykum	35	Director
Josephine Linden	62	Director
Jignesh M. Patel	43	Director
Jonah Staw	38	Director

Tracy Gardner was appointed to our board of directors on March 20, 2014. Ms. Gardner has served as the Chief Executive Officer of dELiA*s, Inc. since June 2013 and from May 2013 to June 2013 served as its Chief Creative Officer. She has served as a director of dELiA*s, Inc. since May 2013. From July 2010 to April 2013, Ms. Gardner worked in various consulting capacities, most recently serving as Creative Advisor to The Gap, Inc. from January 2012 to April 2013. From 2007 to 2010, Ms. Gardner served as President—Retail and Direct of J.Crew Group Inc. and from 2004 to 2007 she served as Executive Vice President, Merchandising, Planning & Production of J.Crew. Prior to joining J.Crew, Ms. Gardner held various positions at The Gap, Inc., including Senior Vice President of Adult Merchandising for the Gap brand from 2002 to 2004, Vice President of Women’s Merchandising for the Banana Republic division from 2001 to 2002, Vice President of Men’s Merchandising for the Banana Republic division from 1999 to 2001 and Divisional Merchandising Manager of Men’s Wovens for the Banana Republic division from 1998 to 1999. Ms. Gardner brings over 25 years of experience in developing and growing brands with multi-channel platforms to our board of directors as well as extensive merchandising experience as a result of her years serving in high-level merchandising positions at J.Crew and The Gap, Inc.

Edgar O. Huber was named President and Chief Executive Officer of Lands’ End in August 2011, when he also joined our board of directors. From February 2011 to July 2011, he served as Executive Vice President, International of Liz Claiborne, Inc., a designer and marketer of apparel and accessories. From September 2008 until January 2011, he served as President and Chief Executive Officer of Juicy Couture, a subsidiary of Liz Claiborne, Inc. that offers women and children’s apparel and accessories. Prior to September 2008, Mr. Huber served for 15 years in a number of increasingly senior roles at L’Oreal S.A., a manufacturer of cosmetics, perfumes and related products. Mr. Huber started his career as Brand Manager at Mars, Inc. and brings extensive knowledge of international brands, merchant and retail leadership and familiarity with all aspects of our business.

Elizabeth Darst Leykum has agreed to serve as a member of our board of directors effective upon the spin-off. From October 2013 she has served as a founding principal of HEG Capital LLC, a CT-registered investment advisory firm that provides services to ESL. Prior to joining HEG Capital LLC, Ms. Leykum was, from June 2012 to September 2013, a Vice President at Rand Group, an investment management services firm that provided services to ESL. Until June 2012, she was a Vice President of ESL Investments, Inc., which she joined in July 2004. From 2000 to 2002, Ms. Leykum worked in the Principal Investment Area at Goldman, Sachs & Co. She has served as a director of Sears Hometown and Outlet Stores Inc. since October 2012 and is currently a trustee of Greenwich Academy, a college preparatory school, where she is a member of its Finance and Investment committees. Through her work in investment management, she brings to the Board a strong ability to analyze, assess, and oversee corporate and financial performance.

Josephine Linden was appointed to our board of directors on March 20, 2014. She founded and has been the managing member and principal of Linden Global Strategies LLC, a New York-based SEC registered investment management firm working with sophisticated U.S. and international clients, since September 2011. From September 2010 to July 2011, she held an Adjunct Professor position in the Finance department of Columbia

Business School. In November 2008, Mrs. Linden retired from Goldman, Sachs & Co. as a Partner and Managing Director after having been with the firm for more than 25 years, where she held a variety of roles, including Managing Director and Regional Manager of the New York office for Private Wealth Management, head of Global Equities Compliance, and an Advisor to GSJBWere, Australia. She served as a trustee, and as Treasurer, chairing the Finance, Audit and Nominating Committees and is presently Chair of the Financing Committee, of Collegiate School in New York, New York. She acts as financial advisor to The Prince of Wales Foundation. Mrs. Linden brings extensive knowledge of capital markets and other financial matters to the Board from her 25-year career with Goldman Sachs. She has served as a director of Bally Technologies, Inc. since April 2011 and as a director of Sears Hometown and Outlet Stores Inc. since October 2012.

Jignesh M. Patel has agreed to serve as a member of our board of directors effective upon the spin-off. He is a professor in the Computer Science Department at the University of Wisconsin-Madison, where he has served on the faculty since September 2008. He is the co-founder of Locomatix, which developed a platform to power mobile data-driven services and applications, and served as its Chief Technology Officer from May 2007 to May 2010 and Chairman of its board and Chief Executive Officer from May 2007 and June 2010, respectively, until August 2013 when the company became part of Twitter. Mr. Patel is currently the sole proprietor of JMP Consulting LLC, which provides consulting services on data analytics to American Family Insurance, Johnson Controls, Samsung and Twitter. Mr. Patel brings extensive knowledge of database management and other computer science matters from his academic and professional activities.

Jonah Staw has agreed to serve as a member of our board of directors effective upon the spin-off. Mr. Staw has served as the Chief Executive Officer of Staw Entertainment Enterprises, LLC, an advisory group working with corporate clients including Sears Holdings, since August 2011. Mr. Staw is the co-founder of LittleMissMatched, a multi-channel international brand that includes retail, wholesale, licensing, catalog and internet businesses, and served as its Chief Executive Officer from 2004 to July 2011 and as Chairman from July 2011 to July 2012. Mr. Staw previously served as a Director and Strategist at Frog Design, a product strategy and design firm, from 1999 to 2004 and as a member of the real estate development team of Skanska USA from 1997 to 1999. Mr. Staw brings extensive knowledge of multi-channel retail businesses including digital, branding, product development, marketing and innovation through his professional experience.

All of our directors will stand for election at each annual meeting of our stockholders.

Committees of the Board of Directors

The standing committees of our board of directors consist of an audit committee and we expect that they will include, immediately following the distribution, a compensation committee and a nominating and corporate governance committee.

Audit Committee

The duties and responsibilities of the audit committee, which currently consists of Josephine Linden and Tracy Gardner, includes the following:

•	to oversee the quality and integrity of our financial statements and our accounting and financial reporting processes;

•	to prepare the audit committee report required by the SEC in our annual proxy statements;

•	to review and discuss with management and the independent registered public accounting firm our annual and quarterly financial statements;

•	to review and discuss with management and the independent registered public accounting firm our earnings press releases;

•	to appoint, compensate and oversee our independent registered public accounting firm, and pre-approve all auditing services and non-audit services to be provided to us by our independent registered public accounting firm;

•	to review the qualifications, performance and independence of our independent registered public accounting firm; and

•	to establish procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters.

Both Mrs. Linden and Ms. Gardner are “independent,” as defined under and required by the rules and regulations of the SEC and NASDAQ, including Rule 10A-3(b)(1) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and Mrs. Linden is an “audit committee financial expert” as defined under and required by the rules and regulations of the SEC and NASDAQ. We expect to expand the audit committee, and a majority of the members of the committee will be “independent” within 90 days of listing on NASDAQ and all members will be independent within one year of listing on NASDAQ.

Our board of directors has adopted a written charter for the audit committee effective as of the date of our spin-off from Sears Holdings, which will be available on our website.

Nominating and Corporate Governance Committee

The duties and responsibilities of the nominating and corporate governance committee will include the following:

•	to recommend to our board of directors proposed nominees for election to the board of directors by the stockholders at annual meetings, including an annual review as to the renominations of incumbents and proposed nominees for election by the board of directors to fill vacancies that occur between stockholder meetings;

•	to make recommendations to the board of directors regarding corporate governance matters and practices; and

•	to recommend members for each committee of the board of directors.

Our board of directors has adopted a written charter for the nominating and corporate governance committee effective as of the date of our spin-off from Sears Holdings, which will be available on our website.

Compensation Committee

The duties and responsibilities of the compensation committee will include the following:

•	to determine, or recommend for determination by our board of directors, the compensation of our chief executive officer and other executive officers;

•	to establish, review and consider employee compensation policies and procedures;

•	to review and approve, or recommend to our board of directors for approval, any employment contracts or similar arrangement between Lands’ End and any executive officer of Lands’ End;

•	to review and discuss with management Lands’ End’s compensation policies and practices and management’s assessment of whether any risks arising from such policies and practices are reasonably likely to have a material adverse effect on Lands’ End; and

•	to review, monitor, and make recommendations concerning incentive compensation plans, including the use of stock options and other equity-based plans; and

•	to retain or obtain the advice of any compensation consultants, legal counsel and other compensation advisors, including responsibility for the appointment, compensation and oversight of the work of those advisors.

Our board of directors has adopted a written charter for the compensation committee effective as of the date of our spin-off from Sears Holdings, which will be available on our website. The members of the compensation committee will meet the independence requirements set forth in the applicable listing standards of the SEC and NASDAQ and the requirements set forth in the compensation committee charter.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee will serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Code of Ethics

Our board of directors has adopted a code of ethics applicable to our directors, officers and employees, including our chief executive officer, chief financial officer and other senior officers effective as of the time of our listing on NASDAQ, in accordance with applicable rules and regulations of the SEC and NASDAQ. Our code of ethics will be available on our website as of the time of our listing on NASDAQ.

Corporate Governance Guidelines

Our board of directors has adopted a set of corporate governance guidelines that sets forth our policies and procedures relating to corporate governance effective as of the date of our spin-off from Sears Holdings. Our corporate governance guidelines will be available on our website as of the time of our listing on NASDAQ.

Policy and Procedures Governing Related Party Transactions

Following the completion of the distribution, we expect that our board of directors will adopt policies and procedures for the review, approval or ratification of transactions with related parties. We do not currently have such a policy in place.

Compensation of Directors

Mr. Huber, Ms. Gardner, Ms. Leykum, Mrs. Linden, Mr. Patel, and Mr. Staw have not received, and will not receive, any compensation for their service on our board of directors prior to the completion of the spin-off.

After the completion of the spin-off, the policy of our board of directors will be to compensate non-employee directors with cash compensation. Director compensation will be reviewed by the board of directors annually and from time to time to ensure that compensation levels are fair and appropriate, with any changes generally becoming effective commencing after the annual meeting of stockholders. All directors will be entitled to reimbursement by Lands’ End for reasonable travel to and from meetings of the board of directors, and reasonable food and lodging expenses incurred in connection therewith.

After the completion of the spin-off, non-employee directors will be compensated according to our Director Compensation Policy in the following manner:

Cash Compensation(1)
Annual Retainer:
Board Member	$100,000
Audit Committee Chair (additional)	10,000

(1)	Assumes service for a full year; directors who serve for less than the full year, other than those directors who serve from the date of or are appointed to our board within one month of the spin-off and serve until our first annual meeting of stockholders, which we anticipate will be held in 2015, are entitled to receive a pro-rated portion of the applicable payment. Generally, those directors who serve from the date of or are appointed to our board within one month of the spin-off and serve until our first annual meeting of stockholders will receive the full annual retainer without pro-ration. Each “year,” for purposes of the Director Compensation Policy, begins on the date of our annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Introduction

This section presents information concerning compensation arrangements for our executive officers. We present historical information concerning the compensation of those executive officers, each of whom was an officer of Lands’ End prior to the spin-off. We have presented information under “—Lands’ End Employment Arrangements” below concerning the anticipated compensation that our executive officers will receive from Lands’ End following the spin-off. In addition, each of Edgar O. Huber and Michael P. Rosera holds equity and/or cash-based incentive awards that were granted by Sears Holdings. Treatment of these awards in connection with the spin-off is described under “Time-Based Equity Compensation” below.

Compensation Discussion and Analysis

Summary

This Compensation Discussion and Analysis provides information relevant to understanding the 2013 compensation of the executive officers identified in the Summary Compensation Table below, whom we refer to as our named executive officers. Our named executive officers are:

•	Edgar O. Huber, President and Chief Executive Officer

•	Michael P. Rosera, Executive Vice President, Chief Operating Officer/Chief Financial Officer and Treasurer

•	Michele Donnan Martin, Executive Vice President, Chief Merchandising and Design Officer

•	Karl A. Dahlen, Senior Vice President, General Counsel and Corporate Secretary

•	Kelly Ritchie, Senior Vice President, Employee and Customer Services

Prior to our separation from Sears Holdings, each of our named executive officers has been employed by Lands’ End. In connection with the spin-off, the board of directors (or a committee designated by the board of directors) of Lands’ End will determine the appropriate executive compensation practices and policies for the senior officers of Lands’ End, including our named executive officers, as described in “—Lands’ End Employment Arrangements” below.

Overall compensation philosophy and structure for Sears Holdings is determined by the Compensation Committee of Sears Holdings’ board of directors, or the “Sears Holdings Compensation Committee.” The compensation that Mr. Huber received prior to the spin-off was determined by the Sears Holdings Compensation Committee. The compensation that our other named executive officers received prior to the spin-off was determined in part by the Sears Holdings Compensation Committee and in part by the members of senior management of Sears Holdings and/or Lands’ End. The compensation philosophies and practices used by Sears Holdings in setting compensation for our named executive officers during 2013 are described below.

Sears Holdings Executive Compensation Philosophy and Objectives

Sears Holdings believes that its long-term success is directly related to its ability to attract, motivate and retain highly talented associates who are committed to Sears Holdings’ mission, key results and cultural beliefs. The Sears Holdings Compensation Committee has developed a compensation philosophy for Sears Holdings’ senior officers designed to pay for performance. Total annual compensation paid to Sears Holdings’ senior officers generally depends on Sears Holdings’ financial performance, the level of job responsibility and individual performance, as well as the need to attract top executive talent or motivate key executives. The total compensation package provided to Sears Holdings’ senior officers generally includes both annual and long-term incentive programs that are linked with performance or are otherwise “at risk” due to market fluctuations and risk of forfeiture. Sears Holdings’ compensation packages are thus designed to motivate and encourage employees to drive performance and achieve superior results for Sears Holdings and its stockholders. The Sears Holdings Compensation Committee also believes that compensation should reflect the value of the job in the marketplace.

While the Sears Holdings Compensation Committee’s objective is to approve compensation and benefits packages that reflect the pay-for-performance compensation philosophy, it recognizes that Sears Holdings must sometimes provide additional inducements to recruit, motivate and retain top-qualified executives. The Sears Holdings Compensation Committee also noted the approval of executive compensation by Sears Holdings’ stockholders by a large majority in the advisory vote on this subject held at its 2013 annual meeting of stockholders and believes that this affirms Sears Holdings’ stockholders’ support for Sears Holdings’ approach to executive compensation.

Sears Holdings’ Competitive Pay Practices

Sears Holdings’ experience demonstrates that in order to attract qualified external candidates and motivate valuable senior officers, Sears Holdings’ must offer executive compensation packages that are competitive with the packages offered by companies with which Sears Holdings competes for talent. In making compensation recommendations for its senior officers Sears Holdings analyzes internal compensation and external market data. Sears Holdings gathers market data with a focus, where appropriate, on retail-specific and online-specific organizations. Sears Holdings does not benchmark against a set list of competitors or a peer group as Sears Holdings believes that its competitive pay analyses provide a reference point in validating proposed or recommended compensation, thereby assuring that executives are offered competitive pay packages.

Sears Holdings Executive Compensation Program: Key Elements

The key elements of Sears Holdings’ compensation program for its executives include base salary and incentive opportunities. Incentive opportunities include annual and long-term performance-based programs designed to drive long-term performance through effective decision making while also incenting appropriate short-term decision making. In addition, time-based cash and/or time-based equity awards (i.e., equity that vests with the passage of time and thus is “at risk”) are made to provide additional motivation and encourage retention.

Annual Compensation

•	Base Salary—Base salary is the fixed element of each executive’s cash compensation.

•	Annual Incentive Plan—Sears Holdings’ annual incentive program is designed to provide for annual cash awards to eligible employees based on achievement of financial performance goals relating to a specific fiscal year. The purpose of this annual incentive program is to motivate participants, including its participating executives, to achieve financial performance goals by making their cash incentive award variable and dependent upon Sears Holdings’ or the respective Sears Holdings business unit’s annual financial performance.

Long-Term Compensation

•	Time-Based Cash and Equity Compensation—Awards of time-based cash and equity are “at risk” and encourage executive officers to adopt longer-term approaches to Sears Holdings’ business and, with respect to time-based equity compensation, provide alignment with Sears Holdings’ stockholders as value received will be consistent with return to Sears Holdings’ stockholders, with vesting schedules that generally range from two to four years.

•	Long-Term Performance-Based Programs—Sears Holdings’ long-term incentive programs include programs that are designed to motivate its executives to focus on long-term company performance through awards generally based on three-year performance periods and reinforce accountability by linking executive compensation to aggressive performance goals. Sears Holdings believes that these programs are an important instrument in aligning the goals of its executives with Sears Holdings’ strategic direction and initiatives, which Sears Holdings believes will result in increased returns to its stockholders.

•	Long-Term Time-Based Programs—Sears Holdings’ long-term incentive programs include time-based programs that are designed to retain and motivate our executive officers. Sears Holdings believes that these programs also are an important instrument in motivating the participating named executive officers, which our company believes will result in increased returns to our stockholders.

When making individual compensation decisions for its executives, Sears Holdings takes many factors into account, including the individual’s performance and experience; the performance of Sears Holdings overall; retention risk; the responsibilities, impact and importance of the position within Sears Holdings; the individual’s expected future contributions to Sears Holdings; the individual’s historical compensation; and internal pay equity. There is no pre-established policy or target for the allocation between annual and long-term incentive compensation. Instead, Sears Holdings takes a holistic approach to executive compensation and balances the compensation elements for each executive individually.

How Elements Are Used to Achieve Sears Holdings’ Compensation Objectives

In 2013, the Sears Holdings Compensation Committee sought to achieve the objectives of Sears Holdings’ compensation program through the grant of annual or long-term incentive awards, or both, to certain executives. The 2013 annual incentive awards offer participating executives an opportunity for cash compensation based upon Sears Holdings EBITDA (earnings before interest, taxes, depreciation and amortization) or a combination of Sears Holdings EBITDA and business unit operating profit (“BOP”) performance during the fiscal year, and, therefore, reward participating executives for achieving short-term financial performance goals. The Sears Holdings Compensation Committee also granted long-term performance-based awards to certain of its executives that become payable following the three-year performance cycle upon achievement of EBITDA or a combination of EBITDA and BOP targets in any year during the three-year performance period. The Sears Holdings Compensation Committee also granted long-term time-based awards to certain of its named executive officers that become payable following the three-year service period, provided that the participating named executive officer is actively employed by vesting date. The 2013 long-term incentive awards are designed to retain and motivate Sears Holdings’ participating executives to focus on the long-term financial performance of Sears Holdings.

The Sears Holdings Compensation Committee also believes that the most fair and effective way to motivate Sears Holdings’ executives to produce the best results for its stockholders is to increase the proportion of an executive’s total compensation that is performance-based or otherwise “at risk,” including time-based cash and equity compensation, as the executive’s ability to affect those results increases. Additionally, the Sears Holdings Compensation Committee believes that the value of incentive compensation should depend upon the performance of Sears Holdings and/or its business units in a given performance period or over the applicable vesting period. Under Sears Holdings’ incentive compensation structure, the highest amount of compensation can be achieved through consistent superior performance over sustained periods of time. This approach is designed to provide an incentive to manage Sears Holdings for the long term, while minimizing excessive risk taking in the short term.

The targets established for our named executive officers in 2013 under the Sears Holdings Annual Incentive Plan (“SHC AIP”) were calculated based on a multiple of base salary. The multiple, which was 0.40 for Mr. Dahlen, 0.50 for Ms. Ritchie, 0.65 for Mr. Rosera and 1.0 for Mr. Huber, is based upon the participating executive’s relative level of responsibility and potential to affect Sears Holdings’ overall performance. SHC AIP opportunities for the participating executives are generally established when the Sears Holdings Compensation Committee approves a new annual incentive plan or at the time a compensation package for a participating executive is otherwise approved. The performance-based long-term awards and time-based long-term awards granted to Sears Holdings’ participating executives under the long-term incentive programs in 2013 were also calculated based on a multiple of base salary. The combined multiple, which ranged from 0.5 to 1.5, is based upon the participating executive’s relative level of responsibility and potential to affect Sears Holdings’ overall performance. Due to the fact that the participating executive’s base salary is determined, in part, on his or her past performance, an award that is based on a multiple of that base salary also reflects, in part, his or her past performance.

The Sears Holdings Compensation Committee determines whether the applicable financial performance targets have been attained under its applicable annual and long-term performance-based incentive programs. The Sears Holdings Compensation Committee has not exercised its discretion to adjust performance targets or payout amounts for any of Sears Holdings’ participating executives. While the Sears Holdings Compensation Committee historically has considered the requirements of Section 162(m) of the Code (“Section 162(m)”), the Sears Holdings Compensation Committee retains the ability to exercise both positive and negative discretion in relation to the annual and long-term performance-based incentive awards granted to Sears Holdings’ executives. The impact of Section 162(m) on compensation awarded to Sears Holdings’ executives is described in “—Certain Tax Consequences” below.

2013 Compensation Decisions

The Sears Holdings Compensation Committee, working with members of the Sears Holdings management team, approved all elements of compensation for Mr. Huber. The compensation approval decisions for Mr. Rosera, Ms. Donnan Martin, Mr. Dahlen and Ms. Ritchie were made in part by the Sears Holdings Compensation Committee and in part by Mr. Huber and members of Sears Holdings senior management. For Mr. Huber, management presented recommendations to the Sears Holdings Compensation Committee regarding compensation elements for review. As appropriate, Sears Holdings’ Chairman and Chief Executive Officer generally played an advisory role to the Sears Holdings Compensation Committee.

2013 Base Salaries

Base salaries are set to reflect our named executive officer’s performance and experience; the individual’s expected future contributions to Sears Holdings and Lands’ End; the responsibilities, impact and importance of the position within Sears Holdings and Lands’ End; internal pay equity; and competitive pay research. The timing and amount of base salary increases depend on the named executive officer’s past performance, promotion or other change in responsibilities, expected future contributions to Sears Holdings and Lands’ End and current market competitiveness.

The annual base salary of Mr. Huber for 2013 is $800,000, which remains unchanged from the base salary set forth in his offer letter dated July 18, 2011. On June 1, 2013, the annual base salaries of Mr. Rosera, Mr. Dahlen and Ms. Ritchie were increased from $500,000 to $520,000, from $235,000 to $245,000 and from $346,800 to $350,000, respectively, in recognition of their responsibilities and the impact and importance of their positions with Lands’ End. The base salary of Ms. Donnan Martin $600,000, was set prior to her joining the Company on November 4, 2013 and remains unchanged.

2013 Annual Incentive Plan Opportunity

The SHC AIP is a cash-based program that is intended to reward participants for their contributions to the achievement of certain Sears Holdings EBITDA, business unit or sub-business unit (if applicable) performance goals, or “BOP,” or a combination of these goals. The Sears Holdings Compensation Committee approved 2013 performance measures under the SHC AIP for 2013. A BOP goal for Lands’ End, or “Lands’ End BOP,” accounted for 100% of the annual incentive opportunity for each of Mr. Huber, Mr. Rosera, Ms. Donnan Martin, Mr. Dahlen and Ms. Ritchie.

Lands’ End BOP is defined as Lands’ End’s earnings before interest, taxes, and depreciation, as reported in Sears Holdings’ domestic internal operating statements. In addition, Lands’ End BOP is adjusted to exclude:

•	significant litigation or claim judgments or settlements (defined as matters which are $1 million or more) including the costs related thereto;

•	the effect of purchase accounting and changes in accounting methods;

•	gains, losses and costs associated with acquisitions, divestitures and store closings;

•	impairment charges;

•	domestic pension expense;

•	costs related to restructuring activities; and

•	effect on any items classified as “extraordinary items” in the Company’s financial statements.

Sears Holdings believes that BOP performance goals support its financial goals by reinforcing responsibility and accountability at the business unit level.

In establishing financial business goals for the fiscal year to be approved by the Sears Holdings Compensation Committee, factors such as Sears Holdings’ prior fiscal year financial business results, the competitive situation, evaluation of market trends, as well as the general state of the economy and the business all were considered. For 2013, threshold and target performance goals were established for Sears Holdings EBITDA and the BOP components. The threshold level of performance under the SHC AIP for 2013 for each participant was approximately 84% of target. The threshold level of the performance for the Lands’ End BOP component of the SHC AIP generates payouts at 20% of target incentive opportunity. The target level performance for the Lands’ End BOP component was $238,977,143, which, if achieved, would have generated payouts of 100% of incentive opportunity. The maximum award payable to senior officers under the SHC AIP for 2013 is 200% of their target incentive award. The incentive payout percentage between threshold and maximum payout is based on a series of straight-line (linear) interpolations. In addition, any Lands’ End performance measure payout that would be greater than 100% of the target incentive award, based upon the interpolated payout curves mentioned above, was subject to reduction to 100% if Sears Holdings EBITDA performance were below its threshold level. Further, any Lands’ End performance measure payout that is between 50% and 100% of the target incentive award, based upon the interpolated payout curves mentioned above, was subject to reduction if Sears Holdings EBITDA performance was below its threshold level. The target award percentage (which is a percentage of the rate of base salary during the performance period) under the SHC AIP for 2013 is 100% for Mr. Huber, 65% each of for Mr. Rosera and Ms. Donnan Martin, 50% for Ms. Ritchie and 40% for Mr. Dahlen. Mr. Dahlen’s annual incentive plan target award percentage was increased to 50% in recognition of his responsibilities and the impact and importance of his position with Lands’ End, while the target award percentages for the other named executive officers remain unchanged. The amount of the annual cash incentive award ultimately received depends on the achievement of the applicable performance goals. The “Grants of Plan-Based Awards” table below shows the range of possible payments to each of our participating named executive officers under the SHC AIP for 2013.

The SHC AIP also provides that Sears Holdings will seek reimbursement from participating executives if Sears Holdings’ financial statements or approved financial measures are subject to restatement due to error or misconduct, to the extent permitted by law.

Long-Term Incentive Opportunities

The Grants of Plan-Based Awards table below contains information regarding the long-term compensation opportunities for 2013. These opportunities consist of awards under (1) the 2013 Long-Term Incentive Structure (the “2013 LTIS”), which consists of a long-term incentive program (the “2013 LTIP”) and a cash long-term incentive plan (the “2013 Cash LTI”); (2) the 2012 Long-Term Incentive Program (the “2012 LTIP”); and (3) the 2011 Long-Term Incentive Program (the “2011 LTIP”). The 2013 LTIP is intended to be a performance-based incentive program dependent upon the achievement of Sears Holdings financial goals during 2013 through 2015 and the 2013 Cash LTI is intended to be a time-based incentive program based on a service period from 2013 through 2015. The 2012 LTIP is intended to be a performance-based cash program dependent upon the achievement of Sears Holdings financial goals during 2012 through 2014. The 2011 LTIP is intended to be a performance-based cash program dependent upon the achievement of Sears Holdings financial goals during 2011 through 2013.

In making compensation decisions, no formal weighting formula is used in determining award amounts under Sears Holdings’ long-term incentive programs. Instead, the Sears Holdings Compensation Committee considers the participating named executive officer’s relative level of responsibility and potential to affect Sears Holdings’ overall performance when it awards long-term performance-based compensation.

Each of Sears Holdings’ performance-based long-term incentive programs contains a different EBITDA performance goal. LTIP EBITDA is defined as earnings of Sears Holdings before interest, taxes, depreciation and amortization for the performance period computed as operating income on Sears Holdings’ statement of operations for the applicable reporting period, other than Sears Canada Inc., adjusted for depreciation and amortization and gains/(losses) on the sales of assets. In addition, it is adjusted to exclude:

•	significant litigation or claim judgments or settlements (defined as matters which are $1 million or more) including the costs related thereto;

•	the effect of purchase accounting and changes in accounting methods;

•	gains, losses and costs associated with acquisitions, divestitures and store closings;

•	impairment charges;

•	domestic pension expense;

•	costs related to restructuring activities; and

•	effect of any items classified as “extraordinary items” in the Company’s financial statements.

The EBITDA incentive target contemplates that the domestic company remains approximately the same size over the performance period. If after the beginning of the performance period, the domestic company divests itself of assets or an entity equal or greater than $100,000,000, target EBITDA for the performance period will be decreased by actual EBITDA of such assets or entity for the portion of the last full fiscal year prior to the divestiture corresponding to the portion of the performance period (in which the divestiture occurs) remaining after the divestiture occurs.

Sears Holdings continues to use EBITDA as a performance goal because it is a key metric used by management to measure business performance. Sears Holdings also believes that it accurately reflects Sears Holdings’ compensation philosophy of encouraging growth and creating increased stockholder value through the efficient use of corporate assets. Sears Holdings has not achieved the threshold LTIP EBITDA performance target under any of its long-term incentive programs. Under the 2013 LTIP, 25% of the award is based on achievement of LTIP EBITDA goal and 75% on achievement of specific BOP goal or goals. Lands’ End BOP is defined substantially the same for LTIP purposes as defined above with respect to the SHC AIP.

The 2011 LTIP, 2012 LTIP and 2013 LTIS are described below.

2011 LTIP

The 2011 LTIP provides the opportunity for salaried employees of Sears Holdings who hold a position of divisional vice president or higher to receive a long-term incentive award equal to either a percentage of his or her base salary or a dollar amount subject to the attainment of performance goals for a three-year period (2011 through 2013). Awards under the 2011 LTIP represent the right to receive cash or, at the discretion of the Sears Holdings Compensation Committee, shares of Sears Holdings common stock in lieu of cash or a combination of cash and shares of common stock of Sears Holdings upon the achievement of certain performance goals. The issuance of common stock under the 2011 LTIP is contingent on the availability of shares of stock under a stockholder approved plan of Sears Holdings providing for the issuance of shares in satisfaction of awards granted under the Long-Term Incentive Program document.

Mr. Huber, Mr. Dahlen and Ms. Ritchie are the named executive officers who participate in the 2011 LTIP.

The 2011 LTIP includes five different performance plans. The Sears Holdings Compensation Committee determined the level of financial performance for each performance plan, the performance plan to apply to each business, and which performance plan applies to each Sears Holdings participating senior officer. For each participant, achievement of a Sears Holdings LTIP EBITDA performance goal accounts for 50% of his or her 2011 LTIP opportunity and achievement of a Lands’ End BOP performance goal accounts for 50% of his or her 2011 LTIP opportunity.

The 2011 LTIP provides that the Company will seek reimbursement of any payouts from executive officers if the Company’s financial statements or approved financial measures are subject to restatement due to error or misconduct, to the extent permitted by law.

The threshold level of performance for the LTIP EBITDA component of each participant’s 2011 LTIP assignment is 70% of target LTIP EBITDA in any year of the three-year performance period. The threshold level of performance for the BOP portion of each participant’s 2011 LTIP assignment is 70% of the three-year cumulative BOP target for the performance period. For each component of each participant’s 2011 LTIP assignment, a threshold level of performance will generate a payout at 25% of the 2011 LTIP target opportunity and a target level of performance will generate a payout at 100% of the 2011 LTIP target opportunity. Also for each component, for a performance level from threshold to 83% of the applicable target, each participant will receive a 1.2% increase in his or her award for every 1% of additional performance above threshold. For a performance level from 83% of the applicable target to such target, each participant will receive a 3.5% increase in his or her award for every 1% of additional performance. If the applicable target performance level is exceeded, for each 1% it exceeds the target, the participant will receive a 2% increase in his award. Awards payable under either the LTIP EBITDA component or BOP component for performance above applicable targets will be subject to an earnings-to-incentive ratio such that for every $7 in earnings above the target amount, a minimum of $6 in earnings is retained by Sears Holdings for every $1 in incentive paid to participants. The maximum award payable to each participant under the 2011 LTIP is 200% of his or her target incentive award. The target award percentage under the 2011 LTIP for each of Mr. Huber, Mr. Dahlen and Ms. Ritchie is 150%, 25% and 50%, respectively.

In the event of a 2011 LTIP participant’s death or disability before the payment date for his or her award, a payment will be made with respect to that participant in an amount equal to his or her prorated target cash incentive opportunity, but only if (1) the applicable performance measure(s) for the period of the performance period through the month preceding the participant’s termination of employment is equal to or greater than the target for such measure(s), pro-rated through the date of termination, (2) the applicable performance measure(s) is equal to or greater than the target for the applicable performance measure(s) for the performance period and (3) the participant has been employed by Sears Holdings for at least 12 months of the performance period. In the event of voluntary termination or termination with cause (as defined in the 2011 LTIP) before the payment date for his or her award, the participant will forfeit all of his or her LTIP award. Except as noted above, to be eligible to receive payment of an award, a participant must be actively employed as of the payment date following completion of the performance period.

The Sears Holdings Compensation Committee believes that at the time the performance goals for the 2011 LTIP were set, achievement of those levels of performance would require a high level of performance that would be difficult to attain. The applicable performance levels have not been met and no payments have been made to our named executive officers under the 2011 LTIP, and any benefits arising out of the 2011 LTIP will be forfeited by the participants who are named executive officers of Lands’ End on the distribution date.

2012 LTIP

The 2012 LTIP provides the opportunity for salaried employees of Sears Holdings who hold a position of divisional vice president or higher to receive a long-term incentive award equal to either a percentage of his or her base salary or a dollar amount subject to the attainment of performance goals for a three-year period (2012 through 2014).

Awards under the 2012 LTIP represent the right to receive cash or, at the discretion of the Sears Holdings Compensation Committee, shares of Sears Holdings common stock in lieu of cash or a combination of cash and shares of Sears Holdings common stock upon the achievement of certain performance goals. The issuance of common stock under the 2012 LTIP is contingent on the availability of shares of stock under a stockholder approved plan of Sears Holdings providing for the issuance of shares in satisfaction of awards granted under the Long-Term Incentive Program document.

Mr. Huber, Mr. Rosera and Mr. Dahlen and Ms. Ritchie are the named executive officers who participate in the 2012 LTIP.

The 2012 LTIP contains two different components: Sears Holdings LTIP EBITDA and a BOP-based measure calculated for each Sears Holdings business unit, including Lands’ End. The Sears Holdings Compensation Committee determined the level of financial performance for each performance measure, the performance measure or measures to apply to each business, and which performance measure or measures applies to each participating senior officer. For each participant, achievement of the LTIP EBITDA performance goal accounts for 25% of his or her 2012 LTIP opportunity and achievement of a Lands’ End BOP performance goal accounts for 75% of his or her 2012 LTIP opportunity.

The 2012 LTIP also provides that Sears Holdings will seek reimbursement from participating executives if Sears Holdings’ financial statements or approved financial measures are subject to restatement due to error or misconduct, to the extent permitted by law.

The threshold level of performance for the LTIP EBITDA measure is approximately 80% of the LTIP EBITDA target in any year of the three-year performance period. A threshold level of performance will generate a payout at 25% of the 2012 LTIP target opportunity and a target level of performance will generate a payout at 100% of the 2012 LTIP target opportunity. With respect to BOP threshold levels of performance, the payout, if any, under the 2012 LTIP for each participant will be reduced by 25% for each year in the three-year period that Lands’ End does not achieve at least 90% of its target under the SHC AIP. The payout, if any, under the 2012 LTIP has been reduced by 50%. In addition, payouts based on achievement of BOP goals will be limited to 100% of target levels of performance unless LTIP EBITDA meets or exceeds the threshold level of payment under the 2012 LTIP. The maximum incentive opportunity under the 2012 LTIP is 200% of the participant’s target award amount (which is reached at 150% of target performance). The target award percentages under the 2012 LTIP for each of Mr. Huber, Mr. Rosera, Mr. Dahlen and Ms. Ritchie is 150%, 50%, 25% and 50%, respectively.

In the event of a participant’s death or disability before the payment date for his or her award, a payment will be made with respect to that participant in an amount equal to his or her prorated target cash incentive opportunity, but only if (1) the applicable performance measure(s) for the period of the performance period through the month preceding the participant’s termination of employment is equal to or greater than the target for such measure(s), pro-rated through the date of termination, (2) the applicable performance measure(s) is equal to or greater than the target for the applicable performance measure(s) for the performance period and (3) the participant has been employed by Sears Holdings for at least 12 months of the performance period. In the event of voluntary termination or termination with cause (as defined in the 2012 LTIP) before the payment date for his or her award, the participant will forfeit all of his or her LTIP award. Except as noted above, to be eligible to receive payment of an award, a participant must be actively employed as of the payment date following completion of the performance period.

The Sears Holdings Compensation Committee believes that at the time the performance goals for the 2012 LTIP were set, achievement of those levels of performance would require a high level of performance that would be difficult to attain. The applicable performance levels have not been met and no payments have been made to our named executive officers under the 2012 LTIP, and any benefits arising out of the 2012 LTIP will be forfeited by the participants who are named executive officers of Lands’ End on the distribution date. At the distribution date, these named executive officers will be eligible to participate in the 2012 LE LTIP, as more fully described in “—Lands’ End Employment Arrangements” below.

2013 LTIS

The 2013 LTIS consists of a long-term incentive program (the “2013 LTIP”) and a cash long-term incentive plan (the “2013 Cash LTI”). The 2013 LTIP continues to be intended as a performance-based incentive program and the 2013 Cash LTI is intended to be a time-based incentive program.

The named executive officers who participate in the 2013 LTIP and the 2013 Cash LTI are Mr. Huber, Mr. Rosera, Ms. Donnan Martin, Mr. Dahlen and Ms. Ritchie.

2013 LTIP

The 2013 LTIP provides the opportunity for salaried employees who hold a position of divisional vice president or higher to receive a long-term incentive award equal to a percentage of his or her base salary or a dollar amount subject to the attainment of performance goals for a three-year period (2013 through 2015). Awards under the 2013 LTIP represent the right to receive cash or, at the discretion of the Sears Holdings Compensation Committee, shares of Sears Holdings common stock in lieu of cash or a combination of cash and shares upon the achievement of certain performance goals. The issuance of common stock under the 2013 LTIP is contingent on the availability of shares of stock under a stockholder approved plan of Sears Holdings providing for the issuance of shares in satisfaction of awards granted under the Long-Term Incentive Program document.

The 2013 LTIP contains two different performance measures: SHC LTIP EBITDA and a BOP-based measure calculated for each business unit. Opportunities for participants under the 2013 LTIP consist of either 100% SHC LTIP EBITDA or a combination of SHC LTIP EBITDA and BOP-based measures for one or more business units. The Sears Holdings Compensation Committee determined the level of financial performance for each performance measure, the performance measure or measures to apply to each business, and which performance measure or measures applies to each participating senior officer. For our named executive officers participating in the 2013 LTIP, achievement of a Sears Holdings LTIP EBITDA performance goal accounts for 25% of their 2013 LTIP opportunity and achievement of a Lands’ End BOP performance goal accounts for 75% of their 2013 LTIP opportunity. Threshold, target and maximum goals have been established for all performance measures under the 2013 LTIP.

The 2013 LTIP also provides that the Company will seek reimbursement from executive officers if the Company’s financial statements or approved financial measures are subject to restatement due to error or misconduct, to the extent permitted by law.

Under the 2013 LTIP, the threshold level of performance for the LTIP EBITDA measure is 70% of the cumulative three-year LTIP EBITDA target during the performance period. A threshold level of performance will generate a payout at 25% of the 2013 LTIP target opportunity and a target level of performance will generate a payout at 100% of the 2013 LTIP target opportunity. The maximum incentive opportunity under the 2013 LTIP is 200% of the participant’s target award amount. The target award percentages under the 2013 LTIP for each of Mr. Huber, Mr. Rosera, Ms. Donnan Martin, Mr. Dahlen and Ms. Ritchie is 150%, 100%, 100%, 50% and 100%, respectively.

Sears Holdings will pay awards earned under the 2013 LTIP to participants no later than the date that is the 15th day of the third month following 2015, provided that the participant is actively employed by Sears Holdings on the payment date (unless otherwise prohibited by law). In addition, the 2013 LTIP provides that Sears Holdings will seek reimbursement from participating executives if Sears Holdings’ financial statements or approved financial measures are subject to restatement due to error or misconduct, to the extent permitted by law.

In the event of a participant’s death or disability before the payment date for his or her award, a payment will be made with respect to that participant in an amount equal to his or her pro-rated target cash incentive opportunity, but only if (1) the applicable performance measure(s) for the period of the performance period through the month preceding the participant’s termination of employment is equal to or greater than the target for such measure(s), pro-rated through the date of termination, (2) the applicable performance measure(s) is equal to or greater than the target for the applicable performance measure(s) for the performance period and (3) the participant has been employed by us for at least 12 months of the performance period. In the event of voluntary termination or termination with cause (as defined in the 2013 LTIP) before the payment date for his or her award, the participant will forfeit all of his or her LTIP award. Except as noted above, to be eligible to receive payment of an award, a participant must be actively employed as of the payment date following completion of the performance period.

The Sears Holdings Compensation Committee believes that at the time the performance goals for the 2013 LTIP were set, achievement of those levels of performance would require a high level of performance that would be difficult to attain. The applicable performance levels have not been met and no payments have been made to our named executive officers under the 2013 LTIP, and any benefits arising out of the 2013 LTIP will be forfeited by the participants who are named executive officers of Lands’ End on the distribution date. At the distribution date, these named executive officers will be eligible to participate in the 2013 LE LTIP, as more fully described in “—Lands’ End Employment Arrangements” below.

2013 Cash LTI

The second component of the 2013 LTIS is the 2013 Cash LTI. Awards under the 2013 Cash LTI are designed to constitute a percentage of a participant’s overall long-term incentive opportunity. The 2013 Cash LTI provides the opportunity for participants to receive a long-term incentive payout, provided that the participant is actively employed by Sears Holdings on the vesting date, which is the April 1st following the end of a service period. Awards under the 2013 Cash LTI represent the right to receive cash as soon as administratively feasible after the vesting date but in no case later than the date that is the 15th day of the third month following the last day of the relevant service period. The service period for the 2013 Cash LTI is 2013 through 2015. In 2013, Mr. Huber, Mr. Rosera, Ms. Donnan Martin, Mr. Dahlen and Ms. Ritchie received awards of $300,000, $125,000, $112,365, $29,375 and $87,500, respectively, under the 2013 Cash LTI. Payment of such amounts is contingent upon their remaining actively employed by Sears Holdings through April 1, 2016.

In the event of a participant’s death or disability before the payment date for his or her award, a payment will be made with respect to that participant in an amount equal to his or her pro-rated cash incentive opportunity, but only if the participant has been employed by us for at least 12 months of the service period. In the event of voluntary termination or involuntary termination (for any reason other than death) before the vesting date for his or her award, the participant will forfeit all of his or her Cash LTI award.

At the distribution date, any benefits arising out of the 2013 Cash LTI will be forfeited by the participants who are named executive officers of Lands’ End on the distribution date, who will be eligible to participate in the 2013 Cash LTI, as more fully described in “—Lands’ End Employment Arrangements” below.

LTIS Target Award Percentages and Certain Additional Conditions

The total long-term incentive target award percentage (which is a percentage of base salary) for Mr. Huber is 150%, with 75% awarded under the 2013 LTIP and 25% awarded under the 2013 Cash LTI. The total long-term incentive target award percentage for each of Mr. Rosera, Ms. Donnan Martin and Ms. Ritchie is 100%, with 75% awarded under the 2013 LTIP and 25% awarded under the 2013 Cash LTI. The total long-term incentive target award percentage for Mr. Dahlen is 50%, with 75% of each target award awarded under the 2013 LTIP and 25% awarded under the 2013 Cash LTI.

Other Long-Term Compensation Opportunities

Pursuant to his offer letter from Lands’ End, Mr. Rosera was granted a special cash retention bonus award of $150,000 that vests in three equal installments on the first, second and third anniversary dates of his start date with Lands’ End, provided that he is actively employed on the applicable payment date. Mr. Rosera was paid $50,000 of this bonus in August 2013. Mr. Rosera received this special cash retention bonus to induce him to join Lands’ End, to compensate him for other foregone opportunities and in recognition of his expected future contributions to Lands’ End.

Pursuant to her offer letter from Lands’ End, Ms. Donnan Martin was granted a special cash retention bonus award of $150,000 that vests in three equal installments on the first, second and third anniversary dates of her start date with Lands’ End, provided that she is actively employed on the applicable payment date. Ms. Donnan Martin received this special cash retention bonus to induce her to join Lands’ End, to compensate her for other foregone opportunities and in recognition of her expected future contributions to Lands’ End.

Time-Based Cash and Equity Compensation

Time-based cash and equity compensation is granted from time to time to assist Sears Holdings to:

•	attract and retain top executive talent; and

•	with respect to equity, link executive and company long-term financial interests of Sears Holdings, including the growth in value of Sears Holdings’ equity and enhancement of long-term stockholder return.

Time-based cash and equity compensation is intended to complement base salary, annual incentive awards and long-term incentive awards.

Time-based equity compensation is currently awarded in the form of restricted stock. Generally, Sears Holdings’ practice is to determine the dollar amount of equity compensation and then grant a number of shares of restricted stock having a fair market value equal to that dollar amount on the date of grant. Sears Holdings determines the fair market value based upon the closing price of its stock on the grant date. Individual grant amounts are generally based on factors such as relative job scope, expected future contributions to Sears Holdings and internal pay equity. Additionally, restricted stock grants are an effective means of offsetting equity awards that executives may lose when they leave a former company to join Sears Holdings.

In 2013, no grants of restricted stock were made to our named executive officers.

The Sears Holdings Corporation 2006 Stock Plan, or “2006 Stock Plan,” does not provide for the award of stock options. The Sears Holdings Corporation 2013 Stock Plan, approved by the stockholders of Sears Holdings at its 2013 annual meeting of stockholders, contains provisions that would allow Sears Holdings to grant stock options; however, no such stock options have been granted and it is not currently expected that any stock options will be granted prior to the spin-off.

In connection with the pro-rata distribution of Sears Holdings’ interest in Orchard Supply Hardware Stores Corporation (“Orchard”), each person who held outstanding shares of unvested restricted stock of Sears Holdings as of December 16, 2011, the record date for the distribution, was granted a cash award in lieu of shares of Orchard common and preferred stock distributed in respect of such unvested restricted stock. The cash rights were granted in lieu of Orchard shares to preserve the benefit of the unvested restricted stock award with respect to the distribution (the “Orchard Make-Whole Awards”). The Orchard Make-Whole Awards are payable on the applicable vesting dates for such unvested restricted stock. The amounts of the Orchard Make-Whole Awards were calculated based on the volume-weighted average price per share of the Orchard common and preferred stock over the 10-trading day period beginning January 3, 2012. The Orchard Make-Whole Award granted to Mr. Huber totals $15,865. The amount that vested during 2013 for Mr. Huber was $3,966. No other named executive officer had a vesting in 2013 with respect to these cash awards.

In connection with Sears Holdings’ pro-rata distribution of transferable subscription rights (“Rights”) to purchase shares of common stock of Sears Hometown and Outlet Stores, Inc. (“Sears Hometown”), each person who held outstanding shares of unvested restricted stock of Sears Holdings as of September 7, 2012, the record date for the distribution of Rights, was granted a cash award in lieu of Rights distributed in respect of such unvested restricted stock. The cash awards were granted in lieu of Rights to preserve the benefit of the unvested restricted stock award with respect to the distribution (the “Sears Hometown Make-Whole Awards”). The Sears Hometown Make-Whole Awards are payable on the applicable vesting dates for such unvested restricted stock. The amounts of the Sears Hometown Make-Whole Awards were calculated based on the volume-weighted average price per right of the Rights over the 10-trading day period beginning September 11, 2012. The Sears Hometown Make-Whole Award granted to Mr. Huber totals $26,903. The amount that vested during 2013 for Mr. Huber was $8,968. No other named executive officer had a vesting in 2013 with respect to these cash awards.

In connection with Sears Holdings’ pro-rata distribution of common shares (“Sears Canada Shares”) of Sears Canada Inc. (“Sears Canada”), each person who held outstanding shares of unvested restricted stock of

Sears Holdings as of November 1, 2012, the record date for the distribution, was granted a cash award in lieu of Sears Canada Shares distributed in respect of such unvested restricted stock. The cash awards were granted in lieu of Sears Canada Shares to preserve the benefit of the unvested restricted stock award with respect to the distribution (the “Sears Canada Make-Whole Awards”). The Sears Canada Make-Whole Awards are payable on the applicable vesting date for such unvested restricted stock. The amounts of the Sears Canada Make-Whole Awards were calculated based on the volume-weighted average price per share of the Sears Canada Shares over the 10-trading day period beginning November 13, 2012. The Sears Canada Make-Whole Awards granted to Mr. Huber and Mr. Rosera total $62,193 and $13,167, respectively. The amount that vested during 2013 for Mr. Huber was $20,731. No other named executive officer had a vesting in 2013 with respect to these cash awards.

Other Compensation Elements

Discretionary Bonuses

We have paid, and may in the future pay, sign-on, first year guaranteed and other bonuses where determined necessary or appropriate to attract top executive talent from other companies and motivate or retain key executives or both. Executives we recruit often have unrealized value in the form of unvested equity and other forgone compensation opportunities. Sign-on bonuses are an effective means of offsetting compensation opportunities executives may lose when they leave a former company to join Sears Holdings. For a discussion of bonuses granted prior to 2013 that had scheduled payouts in 2013, see “—Long-Term Incentive Opportunities—Other Long-Term Compensation Opportunities.”

Perquisites and Other Benefits

Sears Holdings provides certain of its executives with perquisites and other personal benefits that the Sears Holdings Compensation Committee deems reasonable and consistent with Sears Holdings’ overall compensation program. In 2013, pursuant to his offer letter, Mr. Rosera received $71,869 in relocation assistance and a tax gross-up on that relocation assistance of $14,883. If Mr. Rosera voluntarily leaves Lands’ End prior to the second anniversary of his start date, he must repay 50% of those amounts to Lands’ End. In 2013, pursuant to her offer letter, Ms. Donnan Martin received $4,954 in taxable housing and travel expenses.

Retirement Plans

The Lands’ End, Inc. Retirement Plan allows participants to contribute towards retirement on a pre-tax (including catch-up contributions) basis. The plan allows pre-tax contributions of up to 75% of eligible compensation (or the limit determined by the Internal Revenue Service). Lands’ End also makes matching contributions to the plan in an amount equal to 50% of the participant’s contribution up to a maximum of 6% of the participant’s earnings quarter start following one year of service by the participant.

Severance Benefits

Each of our named executive officers has entered into a severance agreement with Lands’ End. The severance agreements contain non-disclosure, non-solicitation and non-competition restrictions. Additionally, the severance payments provide individuals a window of time to locate a new position in the marketplace. While the following description of the terms and conditions applies generally to our severance agreements with our named executive officers, severance agreements with certain of our executive officers contain different or additional terms and conditions that served as additional inducements for those named executive officers to join Lands’ End and are more fully described under “—Potential Payments Upon Termination of Employment” below. Under the agreement, severance is provided for involuntary termination by Lands’ End without cause (as defined in the agreement) or termination by the executive officer for “good reason” (as defined in the agreement). Named executive officers, except as described under the heading “Potential Payments Upon Termination of Employment,” will receive severance payments equal to one year of annual base salary, subject to mitigation for salary or wages earned from another employer, including self-employment depending on the form of agreement.

If a named executive officer becomes entitled to benefits under the severance agreement, the named executive officer will be entitled to other company benefits such as continued participation in company medical and dental plans during the salary continuation period. The forms of executive severance agreements do not have specific change-in-control or similar provisions that would give rise to or impact the payment of severance benefits to the executive officers.

Awards under an annual or a long-term incentive program are payable in the event of a termination of employment as a result of death or disability during a performance period if certain conditions are met, as described under the applicable long-term incentive program. See “—2013 Annual Incentive Plan Opportunity” above, “—Long-Term Incentive Opportunities” above and “—Potential Payments Upon Termination of Employment” below for additional information.

A named executive officer’s unvested restricted stock award under the 2006 Stock Plan will be forfeited upon termination of employment. In the event of a named executive officer’s death, disability, retirement or involuntary termination, at the discretion of the Sears Holdings Compensation Committee, such officer’s restricted stock awards may be accelerated.

Executive Compensation Recovery Provisions

Sears Holdings’ annual and long-term incentive programs adopted in 2013 contained executive compensation recovery provisions. The relevant provisions provide that Sears Holdings will seek reimbursement from participating executives if Sears Holdings’ financial statements or approved financial measures are subject to restatement due to error or misconduct, to the extent permitted by law.

2013 CEO Compensation

As set forth in Mr. Huber’s offer letter, his 2013 annual base salary is $800,000. He also participated in the SHC AIP for 2013 with a target opportunity of 100% of his base salary and in the 2013 LTIS at 150% of his base salary. Mr. Huber received cash payouts pursuant to his Orchard Make-Whole Award, Sears Hometown Make-Whole Award and Sears Canada Make-Whole Award as described elsewhere in this section under the caption “—2013 Compensation Decisions—Time-Based Cash and Equity Compensation.” Mr. Huber also received a matching contribution to the Lands’ End, Inc. Retirement Plan as described elsewhere in this section under the caption “—Other Compensation Elements—Retirement Plans.”

Certain Tax Consequences

In setting an executive’s compensation package, the Sears Holdings Compensation Committee considers the requirements of Section 162(m) of the Code, which provides that compensation in excess of $1 million paid to certain executive officers is not deductible unless it is performance-based and paid under a program that meets certain other legal requirements. Neither base salary nor time-based cash or equity awards that vest based solely on continued service qualify as performance-based compensation under Section 162(m). Although a significant portion of each executive officer’s compensation is intended to satisfy the requirements for deductibility under Section 162(m), the Sears Holdings Compensation Committee retains the ability to evaluate the performance of its executives and to pay appropriate compensation, even if it may result in the non-deductibility of certain compensation under federal tax law.

Summary Compensation Table

The following table sets forth information concerning the total compensation paid by Lands’ End to each of our named executive officers. These amounts are based on the compensation received by these officers while employed by Lands’ End for 2013; the amounts shown for 2012 reflect the inclusion of an additional week of compensation in that fiscal year (comprising 53 weeks) compared to fiscal years 2013 and 2011 (comprising 52 weeks).

Name and Principal Position	Year	Salary(a)	Bonus(b)	Stock Awards(c)	Non Equity Incentive Plan Compensation	All Other Compensation(d)		Total
Edgar O. Huber	2013	$800,000	$—	$—	$—	$41,315		$841,315
President and Chief Executive Officer	2012	815,385	400,000	—	—	59,531		1,274,916
	2011	400,000	650,000	999,975	—	238,496		2,288,471

Michael P. Rosera	2013	$513,462	$50,000	$—	$—	$77,269		$640,731
Executive Vice President, Chief Operating Officer/Chief Financial Officer and Treasurer	2012	269,231	231,250	149,974	—	104,373		754,828

Michele Donnan Martin	2013	$150,000	$175,000	$—	$—	$4,954	[1]	$329,954
Executive Vice President, Chief Merchandising and Design Officer

Karl A. Dahlen	2013	$242,212	$—	$—	$—	$7,111		$249,323
Senior Vice President, General Counsel and Corporate Secretary	2012	236,143	15,500	—	—	7,084		258,727
	2011	204,120	13,729	—	—	7,000		224,849

Kelly Ritchie	2013	$355,889	$—	—	$—	$7,650		$363,539
Senior Vice President, Employee and Customer Services	2012	355,869	50,000	—	—	7,500		413,369
	2011	344,054	—	—	—	7,350		351,404

(a)	The amounts in this column are actual amounts earned in the fiscal year period stated. The amounts shown have been adjusted for the number of days in the fiscal year and are not necessarily the same as the annual rate for each named executive officer.
(b)	The amount for Mr. Rosera represents a cash retention bonus payment for fiscal year 2013 made pursuant to the terms of his offer letter. The amount for Ms. Donnan Martin represents a sign-on bonus payment made pursuant to the terms of her offer letter.
(c)	Amounts shown in this column represent the full grant date fair value of the restricted stock awards granted under the 2006 Stock Plan. Generally, the full grant date fair value is the amount that Sears Holdings would expense in its financial statements over the award’s applicable vesting period. Restricted stock is common stock that cannot be sold or otherwise transferred by the executive until such restrictions lapse.
(d)	For Mr. Huber, the amount consists of (1) $3,966 representing the amount vested and paid in fiscal year 2013 under his Orchard Make-Whole Award, which he received in respect of his previously-awarded unvested restricted stock in lieu of shares of Orchard distributed to the Company’s stockholders, (2) $8,968 representing the amount vested and paid in fiscal year 2013 under his Sears Hometown Make-Whole Award, which he received in respect of previously-awarded unvested restricted stock in lieu of Rights to purchase shares of Sears Hometown distributed to the Company’s stockholders, (3) $20,731 representing the amount vested and paid in fiscal year 2013 under his Sears Canada Make-Whole Award, which he received in respect of previously-awarded unvested restricted stock in lieu of Rights to purchase shares of Sears Canada distributed to the Company’s stockholders and (4) $7,650 in matching contributions under the Lands’ End, Inc. Retirement Plan.

For Mr. Rosera, the amount in fiscal 2013 includes (1) $71,869 in company-provided relocation expenses, including $14,883 in related tax gross-up payments and (2) $5,400 in matching contributions under the Lands’ End, Inc. Retirement Plan.

For Ms. Donnan Martin, the amount includes $950.96 attributable to the aggregate incremental cost to the Company of round-trip fare for commercial air travel between Ms. Donnan Martin’s primary residence in the greater metropolitan New York area and the greater metropolitan Madison area, $373.29 attributable to the aggregate incremental cost to the Company of ground transportation between her primary residence and the airport in the greater metropolitan New York area when commuting to Company headquarters in Dodgeville, Wisconsin and between Company headquarters and the airport in the greater metropolitan Madison area when commuting to her primary residence, and $3,630.00 attributable to the incremental cost to the Company for housing in the Madison, Wisconsin area pursuant to the terms of her offer letter.

For Mr. Dahlen, the amount reflects matching contributions under the Lands’ End, Inc. Retirement Plan.

For Ms. Ritchie, the amount reflects matching contributions under the Lands’ End, Inc. Retirement Plan.

Grants of Plan-Based Awards

The following tables set forth awards granted to our named executive officers under the incentive plans maintained by Sears Holdings.

Name	Plan	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(a)			Estimated Future Payouts Under Non-Equity Multi-Year Incentive Plan Awards(a)			All Other Stock Awards: Number of Shares of Stock	Grant Date Fair Value of Stock and Option Awards(b)

		Threshold	Target	Maximum	Threshold	Target	Maximum
Edgar O. Huber	SHC AIP	$160,000	$800,000	$1,600,000	—	—	—	—	—
	2013 LTIP	—	—	—	$225,000	$900,000	$1,800,000	—	—
	2013 Cash LTI	—	—	—	$300,000	$300,000	$300,000	—	—

Michael P. Rosera	SHC AIP	$66,757	$333,786	$667,572	—	—	—	—	—
	2013 LTIP	—	—	—	$93,750	$375,000	$750,000	—	—
	2013 Cash LTI	—	—	—	$125,000	$125,000	$125,000	—	—

Michele Donnan Martin	SHC AIP	$19,286	$96,429	$192,858	—	—	—	—	—
	2013 LTIP	—	—	—	$84,274	$337,095	$674,190	—	—
	2013 Cash LTI	—	—	—	$112,365	$112,365	$112,365	—	—

Karl A. Dahlen	SHC AIP	$16,069	$80,347	$160,694	—	—	—	—	—
	2013 LTIP	—	—	—	$22,031	$88,125	$176,250	—	—
	2013 Cash LTI	—	—	—	$29,375	$29,375	$29,375	—	—

Kelly Ritchie	SHC AIP	$35,591	$177,957	$355,914	—	—	—	—	—
	2013 LTIP	—	—	—	$65,625	$262,500	$525,000	—	—
	2013 Cash LTI	—	—	—	$87,500	$87,500	$87,500	—	—

(a)	The amounts in these columns include the threshold, target and maximum amounts for each named executive officer under the 2013 AIP and 2013 LTIP.
(b)	This column reflects the full grant date fair value of restricted stock granted to certain named executive officers. Generally, the full grant date fair value is the amount that the Company would expense in its financial statements over the award’s applicable vesting period. None of our named executive officers received grants of equity-based awards in fiscal year 2013.

Lands’ End Employment Arrangements

Certain components of the compensation paid to our named executive officers reflected in the Summary Compensation Table and the Grants of Plan-Based Awards table are based on our named executive officers’ offer letters that provide for their employment with Lands’ End. These offer letters establish the minimum terms and conditions of each executive’s employment, which are summarized below. For a discussion of the severance payments and other benefits provided in connection with a qualifying termination of employment under each named executive officer’s severance agreement, see “—Potential Payments Upon Termination of Employment” below.

Offer Letter with Mr. Huber

Mr. Huber entered into an offer letter with Sears Holding dated July 18, 2011 that provides for his employment with Lands’ End. Mr. Huber’s annual base salary is $800,000. He received a one-time sign-on bonus of $250,000, subject to certain repayment conditions in the event of termination, which conditions expired on August 1, 2013. He is eligible for an annual target award of 100% of his base salary under the SHC AIP. Mr. Huber was eligible to receive a special incentive award for 2011 equal to the greater of (1) the actual incentive earned and payable under the 2011 SHC AIP or (2) $400,000 (gross), which special incentive award was subject to reduction by any amount payable to him under the 2011 SHC AIP. Mr. Huber’s offer letter provided for the payment of a special cash retention bonus of $400,000 following the end of 2012, subject to reduction by any amount payable to him under the 2012 SHC AIP. Mr. Huber’s offer letter also provides for his participation in the 2011 LTIP, with a target award of 150% of his base salary, subject to pro-ration based on the portion of the LTIP performance period remaining after his start date. He also received a grant of Sears Holdings restricted stock valued at approximately $1,000,000 under the 2006 Stock Plan. He received relocation assistance consisting of a lump sum payment of $100,000 (net of income taxes), temporary housing (net of income taxes) and shipment of household goods. Mr. Huber’s Executive Severance Agreement with Sears Holdings described under “Compensation Discussion and Analysis—Other Compensation Benefits—Severance Benefits” and “Potential Payments Upon Termination of Employment” will be assigned to, and assumed by, Lands’ End effective as of the spin-off.

Offer Letter with Mr. Rosera

Mr. Rosera entered into an offer letter from Lands’ End dated June 27, 2012 that provides for his employment with Lands’ End. Mr. Rosera’s offer letter provided for an annual base salary of $500,000, which was subsequently increased to $520,000. He received a one-time sign-on bonus of $150,000, subject to certain repayment conditions in the event of termination within 24 months of his start date. He is eligible for an annual target award of 65% of his base salary under the SHC AIP. Mr. Rosera was eligible to receive an incentive payment for 2012 equal to the greater of (1) the actual incentive earned and payable under the 2012 SHC AIP or (2) $81,250 (gross). Mr. Rosera’s offer letter also provides for the payment of a special cash retention bonus award of $150,000 (gross) that vests in three equal installments on the first, second and third anniversaries of his start date, provided that he is actively employed with us on the applicable payment date. Mr. Rosera’s offer letter provides for his participation in the Sears Holdings Long-Term Incentive Programs, starting with the 2012 LTIP. He also received a grant of Sears Holdings restricted stock valued at approximately $150,000 under the 2006 Stock Plan and relocation benefits under our standard relocation policy. The relocation benefits were subject to reimbursement in the amount of 100% of the benefit if he had voluntarily terminated his employment on or before the first anniversary of his start date, and are subject to reimbursement in the amount of 50% of the benefit if he voluntarily terminates his employment more than one year after and no more than two years after his start date. Mr. Rosera’s Executive Severance Agreement with Sears Holdings described under “Compensation Discussion and Analysis—Other Compensation Benefits—Severance Benefits” and “Potential Payments Upon Termination of Employment” will be assigned to, and assumed by, Lands’ End effective as of the spin-off.

Offer Letter with Ms. Donnan Martin

Ms. Donnan Martin entered into an offer letter from Lands’ End dated September 19, 2013 that provides for her employment with Lands’ End. Ms. Donnan Martin’s offer letter provided for an annual base salary of $600,000. She received a one-time sign-on bonus of $175,000, subject to reimbursement in the amount of 100% of the benefit in the event of termination within 24 months of her start date. She is eligible for an annual target award of 65% of her base salary under the SHC AIP, which will be prorated from her start date of November 4, 2013 through February 1, 2014. Ms. Donnan Martin’s offer letter also provides for the payment of (i) a special incentive award for 2014 payable on or about April 15, 2015 equal to $195,000 (gross) less the actual incentive earned and payable under the 2014 SHC AIP and subject to reimbursement in the amount of 100% of the benefit in the event of termination within 24 months of her start date and (ii) a special cash retention bonus award of $150,000 (gross) that vests in three equal installments on the first, second and third anniversaries of her start date, in each case provided that she is actively employed with us on the applicable payment date. Ms. Donnan

Martin’s offer letter provides for her participation in the Sears Holdings Long-Term Incentive Programs, starting with the 2013 LTIP, prorated from her start date of November 4, 2013 through January 30, 2016. Under the offer letter, we provide Ms. Donnan Martin with a mutually agreeable corporate apartment in Madison, Wisconsin and travel expenses, such housing and travel expenses not to exceed $50,000 per calendar year (and prorated for any partial year of employment). Ms. Donnan Martin’s Executive Severance Agreement with Sears Holdings described under “Compensation Discussion and Analysis—Other Compensation Benefits—Severance Benefits” and “Potential Payments Upon Termination of Employment” will be assigned to, and assumed by, Lands’ End effective as of the spin-off.

Promotion Letter with Mr. Dahlen

Mr. Dahlen entered into a promotion letter from Lands’ End dated January 31, 2014 that provides for his employment with Lands’ End. Mr. Dahlen’s offer letter provides for an annual base salary of $270,000. He is eligible for an annual target award of 50% of his base salary under the SHC AIP for 2014. Mr. Dahlen’s Executive Severance Agreement with Sears Holdings described under “Compensation Discussion and Analysis—Other Compensation Benefits—Severance Benefits” and “Potential Payments Upon Termination of Employment” will be assigned to, and assumed by, Lands’ End effective as of the spin-off.

Outstanding Equity Awards at 2013 Fiscal Year End

The following table shows the number of shares of Sears Holdings common stock covered by unvested restricted stock held by the named executive officers on February 1, 2014. None of the named executive officers held options to purchase shares of Sears Holdings common stock on February 1, 2014.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested(a)
Edgar O. Huber	8,540	$310,600
Michael P. Rosera	2,712	$98,635
Michele Donnan Martin	—	—
Karl A. Dahlen	—	—
Kelly Ritchie	—	—

(a)	The market value of the outstanding restricted stock awards represents the product of the number of shares of restricted stock that have not vested multiplied by $36.37, the closing price of Sears Holdings Corporation common stock on January 31, 2014, the last trading day of Sears Holdings common stock in fiscal year 2013.

Option Exercises and Stock Vested

The following table shows the number of shares of Sears Holdings common stock acquired upon vesting of restricted stock awards and the value realized, before payment of any applicable withholding tax. None of our named executive officers owned or exercised any options to purchase shares of Sears Holdings common stock during 2013.

Stock Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting(a)
Edgar O. Huber	4,270	$188,905
Michael P. Rosera	—	$—
Michele Donnan Martin	—	$—
Karl A. Dahlen	—	$—
Kelly Ritchie	—	$—

(a)	For Mr. Huber, the amount represents 4,270 shares that vested on September 1, 2013 (including 1,499 shares withheld by Sears Holdings to satisfy tax obligations associated with the vesting of these shares) multiplied by $44.24, the closing price of Sears Holdings common stock on September 1, 2013.

Potential Payments Upon Termination of Employment

As described under “—Compensation Discussion and Analysis—Other Compensation Elements—Severance Benefits” above, Sears Holdings entered into severance agreements with the named executive officers. The amounts shown assume that such termination was effective as of January 31, 2014, the last business day of fiscal year 2013. Therefore, the tables include amounts earned through such time and are estimates of the amounts which would have been paid (subject to mitigation as applicable) to each named executive officer upon his or her involuntary termination by Lands’ End without “cause” or termination by the executive officer for “good reason.” The actual amounts that would have been paid to the executives can only be determined at the time of such executive’s separation from Lands’ End.

•	Good Reason:

•	For, Mr. Huber, Ms. Donnan Martin and Ms. Ritchie, a termination by the executive officer is for good reason if it results from (1) a reduction of more than 10% in the sum of the executive officer’s annual salary and target bonus from those in effect as of the date of the severance agreement; (2) an executive officer’s mandatory relocation to an office more than 50 miles from the primary location at which the executive officer is required to perform his or her duties; or (3) any action or inaction that constitutes a material breach under the severance agreement, including the failure of a successor company to assume or fulfill the obligations under the severance agreement.

•	For Mr. Rosera, a termination by the executive officer is for good reason if it results from (1) a reduction of more than 10% in the sum of the executive officer’s annual salary and target bonus from those in effect as of the date of the severance agreement; (2) an executive officer’s mandatory relocation to an office more than 50 miles from the primary location at which the executive officer is required to perform his or her duties; (3) a change in structure so that executive is no longer directly reporting to the chief executive of Lands’ End, Inc.; or (4) any action or inaction that constitutes a material breach under the severance agreement, including the failure of a successor company to assume or fulfill the obligations under the severance agreement.

•	For Mr. Dahlen, a termination by the executive officer is for good reason if it results from (1) a reduction of more than 10% in the sum of the executive officer’s annual salary and target bonus from those in effect as of the date of the severance agreement; (2) an executive officer’s mandatory relocation to an office more than 50 miles from the primary location at which the executive officer is required to perform his or her duties; (3) a change in structure so that executive is no longer directly reporting to the chief operating officer, chief financial officer or chief executive officer of Lands’ End, Inc.; or (4) any action or inaction that constitutes a material breach under the severance agreement, including the failure of a successor company to assume or fulfill the obligations under the severance agreement.

•	Cause—A termination by an executive officer is without cause if the executive officer is involuntarily terminated because of job elimination (other than poor performance) or without “cause.”

•

“Cause” generally is defined as (1) a material breach by the executive officer, other than due to incapacity due to a disability, of the executive officer’s duties and responsibilities which breach is demonstrably willful and deliberate on the executive officer’s part, is committed in bad faith or without reasonable belief that such breach is in the best interests of Sears Holdings (or its affiliates) and such breach is not remedied by the executive officer in a reasonable period of time after receipt of written notice from Sears Holdings specifying such breach; (2) the commission by the executive officer of a felony (in certain cases defined as a felony involving moral turpitude); or (3) dishonesty or willful misconduct in connection with the executive officer’s employment.

Severance Benefits upon involuntary termination by Lands’ End without “cause” or termination by the executive officer for “good reason”

•	For Mr. Huber, base salary at the rate in effect immediately prior to the date of termination, payable in the form of salary continuation for 24 months, subject to reduction by the amount of fees, salary or wages that he earns from a subsequent employer during the salary continuation period.

•	For Mr. Rosera, base salary at the rate in effect immediately prior to the date of termination, payable in the form of salary continuation for 12 months.

•	For Ms. Donnan Martin, highest base salary rate she earned as an employee of any Sears Holdings affiliate, payable in the form of salary continuation for 12 months, subject to reduction by the amount of fees, salary or wages that she earns from a subsequent employer during the salary continuation period.

•	For Mr. Dahlen, base salary at the rate in effect immediately prior to the date of termination, payable in the form of salary continuation for 6 months, subject to reduction by the amount of fees, salary or wages that he earns from a subsequent employer during the salary continuation period.

•	For Ms. Ritchie, base salary at the rate in effect immediately prior to the date of termination, payable in the form of salary continuation for 12 months, subject to reduction by the amount of fees, salary or wages that she earns from a subsequent employer during the salary continuation period.

•	For all named executive officers, continuation of active medical and dental coverage the named executive officer was eligible to participate in prior to the end of employment during the salary continuation period except Mr. Huber who will receive up to 12 months of continuation of active medical and dental coverage.

Other Terms of Severance Agreements

An eligible named executive officer will not be entitled to a severance payment under the severance agreements in the event of termination for “cause” or voluntary termination.

Under the severance agreements, the named executive officers agree to non-disclosure of confidential information, non-solicitation and non-compete (where permissible under applicable state law) covenants, as well as a release of liability for certain claims against Sears Holdings.

The severance agreements do not provide for payments to the participating named executive officers upon termination of employment due to death, disability or retirement. Assuming that a termination was effective as of February 1, 2014, the participating named executive officers would have been eligible to receive payments under Sears Holdings’ annual and long-term incentive programs upon death, disability or retirement, as provided below.

The severance agreements for the named executive officers will be assigned to, and assumed by, Lands’ End effective as of the spin-off.

Payments Pursuant to Incentive Compensation Programs

As described under “—Compensation, Discussion and Analysis” above, Sears Holdings provides annual and long-term incentive awards to our named executive officers. Payments under these programs for termination of employment are limited as described below.

•

Annual Incentive Plan. If a named executive officer voluntarily terminates employment (for any reason other than disability) or is involuntarily terminated for any reason (other than death), he or she will forfeit his/her 2013 SHC AIP award, except as prohibited by law. If the employment of a named executive officer is terminated because of death or disability, the named executive officer will be entitled to a pro-rated payment through the termination date if the financial criteria under the 2013 AIP are satisfied. The named executive officer would not be entitled to a distribution under the 2013 SHC AIP in the event of death or disability because the financial goals were not achieved.

•	2011 Long-Term Incentive Program, 2012 Long-Term Incentive Program, 2013 Long-Term Incentive Program and 2013 Cash LTI. If any named executive officer voluntarily terminates employment (for any reason other than disability) or is involuntary terminated for any reason (other than death), he or she will forfeit his/her 2011 LTIP, 2012 LTIP, 2013 LTIP and 2013 Cash LTI award, as applicable, except as prohibited by law. If any named executive’s employment is terminated because of death or disability, he/she will be entitled to a pro-rated payment through the termination date if the financial goals under the 2011 LTIP, 2012 LTIP or 2013 LTIP, as of the termination date, equal or exceed the applicable targets and the named executive officer was a participant in the applicable LTIP for at least 12 months of the performance period. Any pro-ration would be based on a fraction, the numerator of which is the number of full months during the performance period in which the executive was a participant, and the denominator of which is the full number of months in the applicable performance period. With respect to the 2011 LTIP and 2012 LTIP, because the target financial goals were not met as of January 31, 2014, no named executive officer participating under the 2011 LTIP and/or 2012 LTIP would be entitled to any payments under these plans in the event of death or disability on January 31, 2014. With respect to the 2013 LTIP, because neither the target financial goals nor the participation requirement were met as of January 31, 2014, no named executive officer participating in this plan would be entitled to any payments under this plan in the event of death or disability on January 31, 2014.

•	With respect to the 2013 Cash LTI, if any named executive officer’s employment is terminated because of death or disability, he/she will be entitled to a pro-rated payment through the termination date if the named executive officer was a participant in the 2013 Cash LTI for at least 12 months of the three-year service period. As of January 31, 2014, none of the named executive officers would have completed a full 12 months of participation in the 2013 Cash LTI, and therefore would not be entitled to any payments under this program in the event of death or disability on January 31, 2014.

Time-Based Equity Compensation

Any unvested restricted stock held by our named executive officers on January 31, 2014 will be forfeited upon termination of employment with Sears Holdings.

Summary Table of Potential Payments Upon Termination of Employment

The table below summarizes the potential payouts to our named executive officers upon a termination from Sears Holdings, assuming such termination occurred on January 31, 2014, the last business day of Sears Holdings’ 2013 fiscal year:

	Salary Continuation(a)	Continuation of Medical/ Welfare Benefits(b)	Target Bonus Payment(c)	LTIP Payment(d)	Accelerated Vesting of Restricted Stock(e)	Total
Edgar O. Huber
Termination for Good Reason	$1,600,000	$14,496	$—	$—	$—	$1,614,496
Termination without Cause	$1,600,000	$14,496	$—	$—	$—	$1,614,496
Termination with Cause	$—	$—	$—	$—	$—	$—
Voluntary Termination	$—	$—	$—	$—	$—	$—
Termination due to Disability	$—	$—	$—	$—	$—	$—
Termination due to Retirement	$—	$—	$—	$—	$—	$—
Termination due to Death	$—	$—	$—	$—	$—	$—

	Salary Continuation(a)	Continuation of Medical/ Welfare Benefits(b)	Target Bonus Payment(c)	LTIP Payment(d)	Accelerated Vesting of Restricted Stock(e)	Total
Michael P. Rosera
Termination for Good Reason	$520,000	$13,849	$—	$—	$—	$533,849
Termination without Cause	$520,000	$13,849	$—	$—	$—	$533,849
Termination with Cause	$—	$—	$—	$—	$—	$—
Voluntary Termination	$—	$—	$—	$—	$—	$—
Termination due to Disability	$—	$—	$—	$—	$—	$—
Termination due to Retirement	$—	$—	$—	$—	$—	$—
Termination due to Death	$—	$—	$—	$—	$—	$—

	Salary Continuation	Continuation of Medical/ Welfare Benefits(a)	Target Bonus Payment	LTIP Payment	Accelerated Vesting of Restricted Stock	Total
Michele Donnan-Martin
Termination for Good Reason	$600,000	$15,030	$—	$—	$—	$615,030
Termination without Cause	$600,000	$15,030	$—	$—	$—	$615,030
Termination with Cause	$—	$—	$—	$—	$—	$—
Voluntary Termination	$—	$—	$—	$—	$—	$—
Termination due to Disability	$—	$—	$—	$—	$—	$—
Termination due to Retirement	$—	$—	$—	$—	$—	$—
Termination due to Death	$—	$—	$—	$—	$—	$—

	Salary Continuation	Continuation of Medical/ Welfare Benefits(a)	Target Bonus Payment	LTIP Payment	Accelerated Vesting of Restricted Stock	Total
Karl A. Dahlen
Termination for Good Reason	$135,000	$7,515	$—	$—	$—	$142,515
Termination without Cause	$135,000	$7,515	$—	$—	$—	$142,515
Termination with Cause	$—	$—	$—	$—	$—	$—
Voluntary Termination	$—	$—	$—	$—	$—	$—
Termination due to Disability	$—	$—	$—	$—	$—	$—
Termination due to Retirement	$—	$—	$—	$—	$—	$—
Termination due to Death	$—	$—	$—	$—	$—	$—

	Salary Continuation	Continuation of Medical/ Welfare Benefits(a)	Target Bonus Payment	LTIP Payment	Accelerated Vesting of Restricted Stock	Total
Kelly Ritchie
Termination for Good Reason	$358,750	$15,030	$—	$—	$—	$373,780
Termination without Cause	$358,750	$15,030	$—	$—	$—	$373,780
Termination with Cause	$—	$—	$—	$—	$—	$—
Voluntary Termination	$—	$—	$—	$—	$—	$—
Termination due to Disability	$—	$—	$—	$—	$—	$—
Termination due to Retirement	$—	$—	$—	$—	$—	$—
Termination due to Death	$—	$—	$—	$—	$—	$—

(a)	This amount includes the continuation of the health and welfare benefits in which each named executive officer is currently enrolled, under the condition that the officer continues to participate in these plans for one year.

Lands’ End Employment Arrangements

In connection with the spin-off, we have adopted an Umbrella Incentive Program, the Lands’ End, Inc. Annual Incentive Plan (the “LE AIP”), the Lands’ End, Inc. Long-Term Incentive Program (the “LE LTIP”), each of which will be established under the Umbrella Incentive Program (as defined below). We have also adopted the Lands’ End, Inc. Cash Long-Term Incentive Plan (the “LE Cash LTI”) and the Lands’ End, Inc. 2014 Stock Plan (the “LE Stock Plan”) (as defined below). The following description of the material terms and conditions of these plans is qualified by reference to the full text of the respective plans, which have been filed as exhibits to this registration statement.

Umbrella Incentive Program

Purpose. The purpose of the Umbrella Incentive Program is to motivate our employees to achieve significant, lasting change that successfully positions the Company for future growth by aligning employees’ financial incentives with our financial goals.

Our Compensation Committee may make an award to an eligible employee of ours under the Umbrella Incentive Program, or from time to time may establish annual and long-term incentive plans or programs under the Umbrella Incentive Program for specific performance periods for specified groups of eligible employees, including our named executive officers, and make awards under these plans, consistent with the terms of the Umbrella Incentive Program.

Eligible Employees. Any salaried employee of ours (and certain hourly employees of ours) may be designated by our Compensation Committee to participate in the Umbrella Incentive Program and granted one or more awards under the Umbrella Incentive Program or under annual or long-term incentive programs established under the Umbrella Incentive Program. From time to time, our Compensation Committee may also designate as participants those employees who have been newly hired or promoted into the group of eligible employees. Our Compensation Committee may adjust the terms and conditions of awards to these employees, in order to qualify such awards as performance-based compensation for purposes of Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended, or the “Code,” if such awards are intended to meet the requirements of Code Section 162(m).

Awards under the Umbrella Incentive Program—Generally. An award may be granted under the Umbrella Incentive Program in the form of a “cash incentive award” or a “stock award.” Awards under the Umbrella Incentive Program are designed to vary commensurately with achieved performance. A cash incentive award is the grant of a right to receive a payment of cash (or, in the discretion of our Compensation Committee, shares of common stock of the Company having a fair market value on the payment date equivalent to the cash otherwise payable) that is contingent on the achievement of performance goals established by our Compensation Committee for the applicable performance period. A stock award is a grant of shares of common stock of the Company, which grant will be subject to a risk of forfeiture or other restrictions that will lapse upon the achievement of performance goals for the applicable performance period, as established by our Compensation Committee. Our Compensation Committee may impose other conditions, restrictions and contingencies on any cash incentive award or stock award.

Performance-Based Compensation Awards. Under the Umbrella Incentive Program, our Compensation Committee may issue both awards structured to satisfy the requirements for performance-based compensation outlined in Code Section 162(m) (“performance based compensation”) and awards not so structured. An award intended to be performance based compensation will be conditioned on the achievement of one or more performance goals, to the extent required by Code Section 162(m). The performance goals that may be used for these awards will be based on any one or more of the performance measures described below under “Performance Measures” selected by our Compensation Committee. All awards under the Umbrella Incentive Program that are intended to be performance-based compensation will be structured to meet the requirements of Code Section 162(m).

Maximum Performance-Based Awards. For awards that are intended to be performance-based compensation under Code Section 162(m), the maximum value payable under all such awards granted to any one individual during any (a) consecutive 36-month period shall not exceed $15,000,000, and (b) consecutive 48-month period shall not exceed $20,000,000. Awards that are not intended to constitute “performance-based compensation” under Code Section 162(m) are not subject to these limits.

Performance Goals. Not later than 90 days after the beginning of the performance period (but in no event after 25% of the performance period has elapsed), and while the outcome as to the performance goals is substantially uncertain, our Compensation Committee shall establish objective written performance goals for awards intended to be performance-based compensation for purposes of Code Section 162(m). These goals will be based on one or more performance measures (described below), and may be with respect to: corporate performance; operating group or sub-group performance; individual company performance; other group or individual performance; or division performance.

A participant otherwise entitled to receive an award intended to be performance-based compensation for any performance period will not receive a settlement of the award until our Compensation Committee determines that the applicable performance goal(s) have been attained. In exercising discretion in making this determination, our Compensation Committee may not increase the amount of the payment of an award intended to be performance-based compensation.

Performance Measures. Performance measures may be based on any one or more or any combination (in any relative proportion) of the following: share price, market share, cash flow, revenue, revenue growth, earnings per share, operating earnings per share, operating earnings, earnings before interest, taxes, depreciation and amortization, return on equity, return on assets, return on capital, return on investment, net income, net income per share, economic value added, market value added, store sales growth, customer and member growth, maintenance and satisfaction performance goals and employee opinion survey results measured by an independent firm, and strategic business objectives, consisting of one or more objectives based on meeting specific cost or profit targets or margins, business expansion goals and goals relating to acquisitions or divestitures. Each goal, with respect to a performance period, may be expressed on an absolute and/or relative basis, may be based on the Company as a whole or on any one or more business units or subsidiaries of the Company, and may be based on or otherwise employ comparisons based on internal targets, the past performance of the Company or of any one or more business units or subsidiaries of the Company or its subsidiaries, and/or the past or current performance of other companies, or an index.

The terms of an award may provide that partial achievement of the performance goals may result in a payment or vesting based on the degree of achievement. In establishing any performance goals, our Compensation Committee may exclude the effects of the following items, to the extent identified in our audited financial statements, including footnotes, or the Management’s Discussion and Analysis of Financial Condition and Results of Operations accompanying those financial statements; asset write-downs; litigation or claim judgments or settlements; extraordinary, unusual and/or nonrecurring items of gain or loss; gains or losses on acquisitions, divestitures or store closures; domestic pension expense; noncapital, purchase accounting items; changes in tax or accounting principles, regulations or laws; mergers or acquisitions; integration costs disclosed as merger-related; accruals for reorganization or restructuring programs; foreign exchange gains and losses; and tax valuation allowances and/or tax claim judgment or settlements.

To the extent the exclusion of any item affects awards intended to be performance-based compensation, the exclusion will be specified in a manner that satisfies the requirements of Code Section 162(m), including the requirement that the performance goals be objectively determined.

Distribution. Subject to the provisions described below regarding termination of employment, we will distribute, in a single lump sum, the cash or shares of our common stock resulting from an award as soon as practicable after the first Compensation Committee meeting after the results of a performance period are available to our Compensation Committee. For awards intended to be performance-based compensation, we will not make any distribution before our Compensation Committee has certified the satisfaction of the performance goals and the amount to be paid to each participant. For awards not intended to be performance-based compensation, we will make distributions at the time specified by our Compensation Committee in the award.

Termination of Employment. The terms of an award (or the annual or long-term incentive program under which the award is granted) will provide the extent to which a participant may receive an award in the event of the participant’s death, disability or termination of employment. Receipt of an award in these circumstances may depend on both the reason for the termination, if applicable, and the point in the performance period at which the event occurs (subject, in the case of awards intended to be performance-based compensation, to Code Section 162(m)).

Transferability of Awards. Except as otherwise provided by our Compensation Committee, awards under the Umbrella Incentive Program are not transferable except by will or by the laws of descent and distribution.

Settlement of Awards. We may use cash, shares of our common stock, or a combination of cash and stock to satisfy our obligation to make payments and distributions with respect to awards under the Umbrella Incentive Program. Satisfaction of our obligations under an award (sometimes referred to as “settlement” of the award) may be subject to such conditions, restrictions and contingencies as our Compensation Committee may determine, and, in the case of stock, to the terms of the applicable stock plan.

Source of Awards Settled in Stock. For awards under the Umbrella Incentive Program that are settled in shares of our common stock, the shares will be distributed under a stock plan adopted by our stockholders. For this purpose, we currently intend to use the LE Stock Plan, if approved by stockholders.

Administration. The Compensation Committee administers the Umbrella Incentive Program, and may make changes it considers appropriate for the effective administration of the Umbrella Incentive Program. These changes may not increase the benefits available to participants under, nor change the pre-established measures in goals approved with respect to, an award intended to be performance-based compensation. Notwithstanding anything in the Umbrella Incentive Plan to the contrary, before settlement of any award, the Compensation Committee may reduce the amount of cash or shares of our common stock to be delivered in connection with that award and, with respect to awards that are not intended to be performance-based compensation under Code Section 162(m), may change the pre-established measures in goals that have been approved for such award and increase the amount of such award or the number of shares of stock or amount of cash to be delivered in connection with such award.

Corporate Transaction or Capital Adjustment. In the event of a corporate transaction or capital adjustment affecting our common stock, our Compensation Committee may adjust awards to preserve but not increase the benefits or potential benefits of the awards. However, our Compensation Committee may not make any adjustment that would cause awards intended to be performance-based compensation to cease to qualify as such.

Amendment and Termination. Our Board or Compensation Committee may, at any time, amend or terminate the Umbrella Incentive Program, and may amend any award granted pursuant to the plan. However, no amendment or termination may, without the written consent of the affected participant (or, if the participant is not then living, his or her beneficiary), adversely affect the rights of any participant or beneficiary under any award granted before the date the Board or the Compensation Committee adopted the amendment or terminated the Umbrella Incentive Program. In addition, no amendment requiring stockholder approval may be made without the consent of our stockholders. However, the Compensation Committee may amend, without participant consent, the Umbrella Incentive Program and any award under the program to the extent the Compensation Committee determines the amendment is necessary to cause the program or award to comply with Code Section 409A or any other applicable law or rule of any applicable securities exchange or any similar entity.

Notwithstanding anything in the Umbrella Incentive Program to the contrary, the Compensation Committee may not amend the Umbrella Incentive Program if the amendment would cause the Umbrella Incentive Program not to comply with Code Section 409A or any other applicable law or rule of any applicable securities exchange or any similar entity.

Federal Income Tax Consequences. Under present federal income tax laws, awards granted under the Umbrella Incentive Plan will have the following tax consequences:

Incentive Awards. A participant will realize taxable income at the time the incentive award is distributed either in cash or shares of stock in an amount equal to the cash distributed or the fair market value of the shares on the date of distribution, and we will be entitled to a corresponding deduction, subject Code Section 162(m).

A U.S. income tax deduction will generally be unavailable to us for annual compensation in excess of $1 million paid to our chief executive officer and any of our three other most highly compensated officers (other than our chief financial officer). Amounts that constitute performance-based compensation are not counted toward the $1 million limit. Awards under the Umbrella Incentive Program and under annual and long-term incentive programs may be structured to meet the requirements of performance-based compensation under applicable tax regulations.

Code Section 409A of the Code. Awards under the compensation programs generally should not be subject to Code Section 409. If such an award were subject to those rules, and failed to conform to them, the recipient would have accelerated recognition of taxable income, and might also become liable for interest and tax penalties. Failure to satisfy those rules generally would not have an adverse tax effect on our company, but could result in violations of withholding and reporting obligations.

Withholding of Taxes. We may deduct from any payment or distribution of cash or shares under the Umbrella Incentive Program (and any annual or long-term incentive program established under the Umbrella Incentive Program) the amount of any tax required by law to be withheld with respect to such payment, or may require the participant to pay such amount to us prior to, and as a condition of, making the payment or distribution. To the extent permitted by the Compensation Committee, such withholding obligations may be satisfied (a) through cash payment by the participant, (b) by having us withhold shares of our common stock from any payment under the Umbrella Incentive Program, or (c) by surrender of shares of stock that the participant already owns, provided that the number of shares used to satisfy the withholding requirement may not be more than the number required to satisfy the company’s minimum statutory withholding obligation (based on minimum statutory withholding rates for federal and state tax purposes, including payroll taxes, that are applicable to such supplemental taxable income). The portion of the withholding that is satisfied with shares will be determined using the fair market value of our common stock on the date as of which the amount of taxes to be withheld is determined.

The use of shares of our common stock to satisfy any withholding requirement will be treated, for federal income tax purposes, as a sale of those shares for an amount equal to their fair market value on the date as of which the amount of taxes to be withheld is determined. If a participant delivers previously-owned shares of our common stock to satisfy a withholding requirement, the disposition of those shares would generally result in the participant’s recognition of gain or loss for tax purposes, depending on whether the basis in the delivered shares is less than or greater than the fair market value of the shares at the time of disposition.

Annual Incentive Plan

The LE AIP will be established under and constitute part of the Umbrella Incentive Program. The LE AIP provides employees of the Company that have been selected to participate in the plan, including the named executive officers, an opportunity to receive an incentive award equal to a percentage of base salary or a flat dollar amount, subject to the attainment of quarterly and annual performance goals. Awards under the LE AIP represent the right to receive cash or, at the discretion of our Compensation Committee, shares of the Company’s common stock in lieu of cash or a combination of cash and shares. The issuance of common stock under the LE AIP is contingent on the availability of shares of stock under the Company’s stock incentive plan providing for the issuance of shares in satisfaction of LE AIP awards.

For each performance period (whether it be a fiscal year or a fiscal quarter), our Compensation Committee will establish in writing the financial performance goals and the annual incentive opportunity to be awarded under the LE AIP with respect to each participant.

Annual awards and quarterly awards relating to the fourth quarter of the fiscal year payable under the LE AIP will be paid no later than the 15th day of the third month following the last day of our fiscal year.

Long-Term Incentive Structure

LE LTIP

The LE LTIP will be established under and constitute a part of the Umbrella Incentive Program. The LE LTIP provides the opportunity for employees of the Company who have been selected to participate in the plan to receive a long-term incentive award equal to either a percentage of base salary or a dollar amount, subject to the attainment of performance goals for a specified period. Awards under the LE LTIP represent the right to receive cash or, at the discretion of our Compensation Committee, shares of the Company’s common stock in lieu of cash or a combination of cash and shares upon the achievement of certain performance goals. The issuance of common stock under the LE LTIP is contingent on the availability of shares of stock under the Company’s stock incentive plan providing for the issuance of shares in satisfaction of long-term incentive awards. Awards earned under the LE LTIP will be paid to participants no later than the 15th day of the third month following the last day of the applicable performance period. The maximum amount that may be awarded to a participant under the LE LTIP with respect to any given performance period is governed by terms of the Umbrella Incentive Plan.

LE Cash LTI

The LE Cash LTI will be established to provide a time-based incentive opportunity for employees of the Company who have been selected to participate in the plan to receive a long-term incentive award equal to either a percentage of base salary or a dollar amount, provided the participant is actively employed by the Company on the vesting date which is April 1st following the end of the relevant three-year service period. Awards under the LE Cash LTI represent a right to receive cash as soon as administrative feasible after the vesting date but in no case later than the date that is the 15th day of the third month following the last day of the relevant service period.

Generally, participants will forfeit any right to an award under the LE AIP, LE LTIP and LE Cash LTI in the event of a termination of employment prior to the payment date. However, a participant whose employment terminates due to his or her death or disability prior to the payment date will, in the case of the LE AIP, and may, in the case of the LE LTIP and LE Cash LTI, receive a portion of the annual or long-term incentive award based on the number of days worked during the performance period. The LE AIP and the LE LTIP also provide that the Company will seek reimbursement from executive officers if the Company’s financial statements or approved financial measures are subject to restatement due to error or misconduct, to the extent permitted by law.

Our Compensation Committee will determine the terms and conditions and the applicable performance goals for awards granted under the LE AIP and LE LTIP for performance periods after the distribution date and the awards granted under the LE Cash LTI.

Lands’ End 2014 Stock Plan

Awards. The LE Stock Plan allows for the grant of restricted stock, options, stock appreciation rights, stock units and other stock-based awards to eligible individuals. The LE Stock Plan also allows common stock of the Company to be awarded in settlement of an incentive award under the Lands’ End, Inc. Umbrella Incentive Program (and any incentive program established thereunder).

Shares Reserved Under Stock Plan. There are 1,000,000 shares of the Company’s common stock, par value $0.01 per share (for purposes of this section, “stock”), reserved for issuance under the LE Stock Plan. The shares of our common stock that may be awarded under the LE Stock Plan are shares currently authorized but unissued, and shares which have been reacquired by the Company. Only shares of our common stock actually issued pursuant to an award under the LE Stock Plan will count against the reserved shares. If any restricted stock award, stock unit award, options, stock appreciation right or other stock-based award is forfeited, the underlying shares will become available for issuance again under the LE Stock Plan. If a grant of stock units, other stock-based awards, options or stock appreciation rights is settled in cash, the related shares will again become available for issuance. If any awards are granted in substitution for outstanding awards issued by another entity and such grants are made in connection with the Company’s acquisition of that entity, the shares underlying those substitute awards will not count against the maximum number of shares of common stock reserved for issuance under the LE Stock Plan.

Effective Date and Termination of Plan. The LE Stock Plan will become effective upon the effective date of the spin-off, and will continue in effect, unless earlier terminated by our Compensation Committee, until the earlier of (1) the tenth anniversary of the date the LE Stock Plan was adopted by our board and (2) the date on which all of the stock reserved for issuance under the LE Stock Plan has been issued or is no longer available for use and all cash payments due under any Stock Unit or Other Stock-Based Award granted under the LE Stock Plan have been paid or forfeited.

Eligible Individuals. Any employee, non-employee Director or other individual providing advisory or consulting services to, our Company or any of our Subsidiaries, as designated by the Committee (“Eligible Individual”) will be eligible to participate in the LE Stock Plan.

Administration. The LE Stock Plan will be administered by the Compensation Committee, to which such responsibility was delegated by the Board. The Compensation Committee has the authority to interpret the terms and intent of the LE Stock Plan and to make all other determinations deemed equitable under the circumstances for the administration of the LE Stock Plan. The Compensation Committee may allocate its responsibilities and powers to one or more members of the Board and may delegate all or any part of its responsibilities and powers to any one or more officers of the Company, subject to applicable law. The Committee may revoke any such allocation or delegation at any time.

Terms and Conditions of Restricted Stock and Stock Unit Awards. A “Restricted Stock” award is a grant of shares of our common stock that is subject to risk of forfeiture or other restrictions determined by the Committee. A “Stock Unit” award is a right to receive a payment in cash or shares based on the fair market value of the shares of stock underlying such award. An “Other Stock-Based Award” is a grant of common stock or other type of equity-based or equity-related award, including the grant of fully vested, unrestricted common stock or the grant of common stock in settlement of an award under the Lands’ End, Inc. Umbrella Incentive Program (“UIP”), as determined by the Compensation Committee. Restricted Stock, Stock Unit and Other Stock-Based Awards may be subject to one or more employment, performance or other forfeiture conditions which the Compensation Committee shall determine appropriate. In the event of the participant’s termination of employment, the Compensation Committee may permit accelerated vesting or payment or other applicable terms. No Restricted Stock, Stock Unit or Other Stock-Based Awards in any combination may be made in any calendar year to an Eligible Individual (except a non-employee director) representing more than 250,000 shares of stock. No Restricted Stock, Stock Unit or Other Stock-Based Awards in any combination may be made in any calendar year to a non-employee director representing more than $250,000 in aggregate value of the stock at grant date. Separate and in addition to the above limits, no more than 250,000 shares of stock may be awarded in any calendar year to an Eligible Individual in settlement of an award under the UIP.

Dividends. A Restricted Stock or Other Stock-Based Award may include the right to receive a cash dividend with respect to the stock subject to the award. These payments may be subject to such conditions, restrictions and contingencies as the Compensation Committee establishes. If a cash dividend is paid on the shares of stock subject to the Stock Unit award, the cash dividend will be treated as reinvested in shares of stock and will increase the number of shares subject to the Stock Unit award, unless the Compensation Committee determines otherwise at the time of grant. If a stock dividend is declared on a share of Restricted Stock or Other Stock-Based Award, such stock dividend will be treated as part of the Restricted Stock or Other Stock-Based Award and will be subject to the same forfeiture conditions as the Restricted Stock or Other Stock-Based Award and will be subject to the same forfeiture conditions as the Restricted Stock or Other Stock-Based Award. If a stock dividend is paid on the shares of stock subject to a Stock Unit, the dividend shall increase the number of shares of stock subject to the Stock Unit award, unless the Compensation Committee determines otherwise at the time of grant. Unless otherwise set forth in the Stock Agreement, Eligible Individuals will have the right to vote shares of Restricted Stock or Other Stock-Based Award but will not have the right to vote with respect to shares covered by a Stock Unit award.

Terms and Conditions of Options and Stock Appreciation Rights. An “option” is a right to purchase a specified number of shares of stock, upon the satisfaction of certain exercise conditions, at an exercise price not less than the fair market value of a share of stock on the date the option is granted. Options granted under the LE Stock Plan may be either incentive stock options (“ISOs”), which qualify for certain tax favored treatment under the Internal Revenue Code if certain conditions are satisfied, or nonqualified stock options (“NSOs”). A “stock appreciation right” is a right to the appreciation in the fair market value of a share of stock in excess of the share value for such share designated at the time of grant, which may be no less than the fair market value of a share of stock on the grant date. The Compensation Committee may make an option or a stock appreciation right subject to certain conditions, including performance-based vesting conditions. The Compensation Committee may include in the option or stock appreciation right agreement the right to exercise an option or a stock appreciation right following termination of employment or service. No option or stock appreciation right may be exercisable more than ten years from the grant date. Upon exercise of a stock appreciation right, an Eligible Individual will receive a payment in cash or stock or a combination of the two, equal to the product of (1) the number of shares of stock underlying the stock appreciation right and (2) the excess of the fair market value of a share of stock on the exercise date and the share value assigned on the date of grant. Holders of options or stock appreciation rights will not be entitled to receive dividend equivalents with respect to such award. An Eligible Individual (except a non-employee director) may not be granted options or stock appreciation rights representing more than 500,000 shares of stock in any calendar year. A non-employee director may not be granted options or stock appreciation rights in any calendar year representing more than $250,000 in aggregate value at grant date(s), based on the accounting value as recognized by the Company.

Performance Based Awards. If the Compensation Committee intends for an award granted under the LE Stock Plan to qualify as performance based compensation within the meaning of Code Section 162(m), not later than 90 days after the beginning of the performance period (but in no event after 25% of the performance period has elapsed), and while the outcome as to the performance goals is substantially uncertain, the Compensation Committee will establish objective written performance goals for such award. A participant otherwise entitled to receive an award intended to be performance-based compensation will not receive a settlement of the award until the Compensation Committee determines that the applicable performance goal(s) have been attained. In exercising discretion in making this determination, the Compensation Committee may not increase the amount of the payment of an award intended to be performance-based compensation.

Performance measures may be based on one or more or any combination (in any relative proportion) of the following: share price; market share; cash flow; revenue; revenue growth; earnings per share; operating earnings per share; operating earnings; earnings before interest, taxes, depreciation and amortization; return on equity; return on assets; return on capital; return on investment; net income; net income per share; economic value added; market value added; store sales growth; customer growth, maintenance and satisfaction performance goals and employee opinion survey results measured by an independent firm; and strategic business objectives, consisting of one or more objectives based on meeting specific cost or profit targets or margins, business expansion goals and goals relating to acquisitions or divestitures. Each goal, with respect to a performance period, may be expressed on an absolute and/or relative basis, may be based on the Company as a whole or on any one or more business units or subsidiaries of the Company, and may be based on or otherwise employ comparisons based on internal targets, the past performance of the Company or of any one or more business units or subsidiaries of the Company, and/or the past or current performance of other companies, or an index.

In establishing any performance goals, the Compensation Committee may exclude the effects of the following items, to the extent identified in our audited financial statements, including footnotes, or the Management’s Discussion and Analysis of Financial Condition and Results of Operations accompanying those financial statements: asset write-downs; litigation or claim judgments or settlements; extraordinary, unusual and/or nonrecurring items of gain or loss; gains or losses on acquisitions, divestitures or store closings; domestic pension expense; noncapital, purchase accounting items; changes in tax or accounting principles, regulations or laws; mergers or acquisitions; integration costs disclosed as merger-related; accruals for reorganization or restructuring programs; investment income or loss; foreign exchange gains and losses; and tax valuation allowances and/or tax claim judgment or settlements. To the extent the exclusion of any item affects awards intended to be performance-based compensation, the exclusion will be specified in a manner that satisfies the requirements of Code Section 162(m).

Transferability of Awards. Restricted Stock, Stock Unit and Other Stock-Based Awards under the 2013 Stock Plan are not transferable except by will or by the laws of descent and distribution, except as otherwise provided in the related stock agreement. Except as otherwise provided by the Compensation Committee, no option or stock appreciation right shall be transferable by an Eligible Individual other than by will or by the laws of descent and distribution, and any grant by the Compensation Committee of a request by an Eligible Individual for any transfer (other than a transfer by will or by the laws of descent and distribution) will be conditioned on the transfer not being made for value or consideration.

Corporate Transactions. The Compensation Committee will make equitable adjustments to reflect any corporate transactions, which may include (a) adjusting the number, kind, or class (or any combination thereof) of shares of stock reserved for issuance under the LE Stock Plan or underlying outstanding awards granted under the LE Stock Plan and the grant limitations (described above), as well as applicable option and stock appreciation right exercise prices, (b) replacing outstanding awards with other awards of comparable value, (c) cancelling outstanding awards in return for a cash payment, and (d) any other adjustments that the Compensation Committee determines to be equitable. A corporate transaction includes, without limitation, any dividend (other than a cash dividend that is not an extraordinary dividend) or other distribution, recapitalization, stock split, reverse stock split, combination of shares, reorganization, merger, consolidation, acquisition, split-up, spin-off, combination, repurchase or exchange of stock or other securities of the Company, issuance of warrants or other rights to purchase stock or other securities of the Company or other similar corporate transaction.

Amendment and Termination of the LE Stock Plan. The Board or Compensation Committee may, at any time, amend, modify, suspend or terminate the LE Stock Plan, and may amend any award agreement under the LE Stock Plan, provided that without the approval of stockholders of the Company, no amendment or modification to the LE Stock Plan may materially modify the LE Stock Plan in a way that would require stockholder approval under any regulatory requirement that the Compensation Committee determines to be applicable. Furthermore, no amendment, modification, suspension or termination may, without the written consent of an affected participant or beneficiary, materially adversely affect the rights of a participant or beneficiary under any vested and outstanding award, except to the extent necessary to comply with applicable law.

Federal Income Tax Consequences. Under present federal income tax laws, awards granted under the LE Stock Plan will have the following tax consequences:

Restricted Shares, Stock Units, and Other Stock-Based Awards. Restricted Stock that are subject to a substantial risk of forfeiture generally result in income recognition by the participant in an amount equal to the excess of the fair market value of the shares of stock over the purchase price, if any, of the Restricted Stock at the time the restrictions lapse. A recipient of restricted stock may make an election under Section 83(b) of the

Internal Revenue Code to be taxed on the excess of the fair market value of the shares granted, measured at the time of grant and determined without regard to any applicable risk of forfeiture or transfer restrictions, over the purchase price, if any, of such restricted stock. A participant who has been granted a stock award that is not subject to a substantial risk of forfeiture for federal income tax purposes will realize ordinary income in an amount equal to the fair market value of the shares at the time of grant. A recipient of Stock Units or an Other Stock-Based Award will generally recognize ordinary income at the time that the award is settled in an amount equal to the cash and/or fair market value of the shares received at settlement. In each of the foregoing cases, the Company will have a corresponding deduction at the same time the participant recognizes such income, provided that the award satisfies the requirements of Code Section 162(m) (described below), if applicable.

Options. Generally, a participant receiving an option grant will not recognize income at the time of grant. Upon the exercise of an NSO, the participant will generally recognized ordinary income equal to the excess of the then fair market value of the shares acquired over the exercise price paid. A participant will generally recognize no income upon the exercise of an ISO, although the alternative minimum tax may apply. Instead, upon a disposition of the shares received upon the exercise of an ISO after satisfying certain holding period requirements, the participant will generally recognize long-term capital gain in an amount equal to the excess, if any, of the sales price of such shares over the exercise price paid. To receive such capital gain treatment, the sale must occur no earlier than one year from the date of exercise of the ISO and two years from the date the ISO was granted. If either of these holding periods is not satisfied at the time any shares acquired upon the exercise of an ISO are disposed of, the participant will generally recognize ordinary income in the amount equal to the excess of the fair market value of the shares sold at the date of exercise over the exercise price paid. If the sales price exceeds such fair market value, the excess shall be treated as long-term capital gain if such shares have been held for at least one year from the date of exercise, and short-term capital gain if they have not been held for at least one year. However, if the sales price is less than the fair market value of such shares at the date of exercise, the amount of ordinary income recognized will be limited to the excess of the amount realized upon such sale over the participant’s adjusted basis in such shares. In each of the foregoing cases, the Company will have a corresponding deduction at the same time and to the extent that the participant recognizes any ordinary income, subject to the requirements of Code Section 162(m), if applicable.

Stock Appreciation Rights. Generally, a participant receiving a stock appreciation right will not recognize income at the time of grant. If the participant receives the appreciation inherent in the stock appreciation right in cash, the cash will be taxed as ordinary income at the time it is received. If a participant receives the appreciation inherent in a stock appreciation right in stock, the spread between the then current market value and the share value designated at the time of grant will be taxed as ordinary income at the time the stock is received. In either case, the Company will be entitled to a corresponding deduction when the participant recognizes such income, provided that the award satisfies the requirements of Code Section 162(m), if applicable.

Section 162(m). A U.S. income tax deduction will generally be unavailable to us for annual compensation in excess of $1 million paid to our chief executive officer and any of our three most highly compensated officers (other than our chief financial officer). Amounts that constitute “performance-based compensation under Code Section 162(m)” are not counted toward the $1 million limit.

The foregoing discussion is a general summary as of the date of this Annual Report on Form 10-K of the U.S. federal income tax consequences to the Company and the participants in the LE Stock Plan. The discussion does not address state, local or foreign income tax rules or other U.S. tax provisions, such as estate or gift taxes. Different tax rules may apply to specific participants and transactions under the LE Stock Plan, particularly in jurisdictions outside the United States. In addition, the federal income tax laws and regulations frequently have been revised and may be changed again at any time. Therefore, each recipient is urged to consult a tax advisor before exercising any award or before disposing of any shares acquired under the 2013 Stock Plan both with respect to federal income tax consequences as well as any foreign, state or local tax consequences.

2012 Lands’ End Long-Term Incentive Program

The 2012 LE LTIP is a one-year transitional program which is expected to provide the opportunity for named executive officers and others participating in the 2012 LTIP prior to the distribution date to receive a long-term incentive award, equal to either a percentage of his or her base salary or a dollar amount subject to the attainment of the floating Lands’ End performance goals for the remainder of the 2012 LTIP period (i.e., fiscal year 2014), that would preserve the benefits that such officers will forfeit on the distribution date. The payout, if any, under the 2012 LE LTIP for each participant represents 50% of the payout under the 2012 LTIP due to reductions arising out of Lands’ End’s failure to achieve at least 90% of its target under the SHC AIP.

Awards under the 2012 LE LTIP will represent the right to receive cash upon the achievement of certain performance goals.

The named executive officers who are expected to participate in the 2012 LE LTIP are Mr. Huber, Mr. Rosera and Mr. Dahlen and Ms. Ritchie.

The 2012 LE LTIP will also provide that Lands’ End will seek reimbursement from participating executives if Lands’ End’s financial statements or approved financial measures are subject to restatement due to error or misconduct, to the extent permitted by law.

Achievement of a Lands’ End BOP performance goal will account for 100% of each participant’s 2012 LE LTIP opportunity. Threshold, target and maximum goals will be established for all performance measures under the 2012 LE LTIP.

In the event of a participant’s death or disability before the payment date for his or her award, a payment will be made with respect to that participant in an amount equal to his or her prorated target cash incentive opportunity, but only if (1) the applicable performance measure(s) for the period of the performance period through the month preceding the participant’s termination of employment is equal to or greater than the target for such measure(s), pro-rated through the date of termination, (2) the applicable performance measure(s) is equal to or greater than the target for the applicable performance measure(s) for the performance period and (3) the participant has been employed by Lands’ End for at least 12 months of the performance period. In the event of voluntary termination or termination with cause (as defined in the 2012 LE LTIP) before the payment date for his or her award, the participant will forfeit all of his or her LTIP award. Except as noted above, to be eligible to receive payment of an award, a participant must be actively employed as of the payment date following completion of the performance period.

2013 Lands’ End Long-Term Incentive Structure

The 2013 LE LTIS is expected to consist of a two-year transitional long-term incentive program (the “2013 LE LTIP”) and a cash long-term incentive plan (the “2013 LE Cash LTI”). The 2013 LE LTIP is intended to be a performance-based incentive program and the 2013 Cash LTI is intended to be a time-based incentive program, in each case to preserve the benefits arising out of the 2013 LTIP and 2013 Cash LTI that the Company’s named executive officers will forfeit on the distribution date.

The named executive officers who are expected participate in the 2013 LE LTIP and the 2013 LE Cash LTI are Mr. Huber, Mr. Rosera, Ms. Donnan Martin, Mr. Dahlen and Ms. Ritchie.

2013 LE LTIP

The 2013 LE LTIP is a two-year transitional program which is expected to provide the opportunity for named executive officers participating in the 2013 LTIP prior to the distribution date to receive a long-term incentive award based on the attainment of the cumulative Lands’ End performance goals for the remainder of the 2013 LTIP period (i.e., fiscal years 2014 and 2015), that would preserve the benefits that such officers will forfeit on the distribution date.

Awards under the 2013 LE LTIP represent the right to receive cash upon the achievement of certain performance goals.

The 2013 LE LTIP will also provide that Lands’ End will seek reimbursement from participating executives if Lands’ End’s financial statements or approved financial measures are subject to restatement due to error or misconduct, to the extent permitted by law.

Achievement of a Lands’ End BOP performance goal will account for 100% of each participant’s 2012 LE LTIP opportunity. Threshold, target and maximum goals will be established for all performance measures under the 2013 LE LTIP.

In the event of a participant’s death or disability before the payment date for his or her award, a payment will be made with respect to that participant in an amount equal to his or her prorated target cash incentive opportunity, but only if (1) the applicable performance measure(s) for the period of the performance period through the month preceding the participant’s termination of employment is equal to or greater than the target for such measure(s), pro-rated through the date of termination, (2) the applicable performance measure(s) is equal to or greater than the target for the applicable performance measure(s) for the performance period and (3) the participant has been employed by Lands’ End for at least 12 months of the performance period. In the event of voluntary termination or termination with cause (as defined in the 2013 LE LTIP) before the payment date for his or her award, the participant will forfeit all of his or her LTIP award. Except as noted above, to be eligible to receive payment of an award, a participant must be actively employed as of the payment date following completion of the performance period.

2013 LE Cash LTI

The second component of the 2013 LE LTIS is the 2013 LE Cash LTI. Awards under the 2013 LE Cash LTI are designed to constitute a percentage of a participant’s overall long-term incentive opportunity. The 2013 LE Cash LTI is a two-year transitional program which is expected to provide the opportunity for named executive officers participating in the 2013 Cash LTIP prior to the distribution date to receive a long-term incentive payout, provided that the participant is actively employed by Lands’ End on the vesting date, which is the April 1st following the end of a service period (i.e., April 1, 2016). Awards under the 2013 LE Cash LTI represent the right to receive cash as soon as administratively feasible after the vesting date but in no case later than the date that is the 15th day of the third month following the last day of the relevant service period. The service period for the 2013 LE Cash LTI is 2013 through 2015. In 2013, Mr. Huber, Mr. Rosera, Ms. Donnan Martin, Mr. Dahlen and Ms. Ritchie received awards of $300,000, $125,000, $112,365, $29,375 and $87,500, respectively, under the 2013 Cash LTI. These benefits will be forfeited by the participants who are named executive officers of Lands’ End on the distribution date but are expected to become payable under the 2013 LE Cash LTI. Payment of such amounts is contingent upon their remaining actively employed by Lands’ End through April 1, 2016.

LE LTIS Target Award Percentages

The total long-term incentive target award percentage (which is a percentage of base salary) for Mr. Huber is 150%, with 75% awarded under the 2013 LE LTIP and 25% awarded under the 2013 LE Cash LTI. The total long-term incentive target award percentage for each of Mr. Rosera, Ms. Donnan Martin and Ms. Ritchie is 100%, with 75% awarded under the 2013 LE LTIP and 25% awarded under the 2013 LE Cash LTI. The total long-term incentive target award percentage for Mr. Dahlen is 50% , with 75% of each target award awarded under the 2013 LE LTIP and 25% awarded under the 2013 LE Cash LTI.

Unvested Restricted Stock Awards

Unvested restricted stock awards granted by Sears Holdings and held by our named executive officers will be forfeited at the time of the spin-off, and in their place, Lands’ End will provide cash retention awards of equivalent value that will vest on the same, remaining schedule as the restricted stock awards that are being replaced. The cash retention awards are intended to preserve the benefit of the unvested restricted stock awards with respect to the spin-off. Equivalent value will be determined based on the closing price of Sears Holdings common stock on the day before the effective date of the spin-off.

Compensation Committee

The duties and responsibilities of the compensation committee will include the following:

•	to determine, or recommend for determination by our board of directors, the compensation of our chief executive officer and other executive officers;

•	to establish, review and consider employee compensation policies and procedures;

•	to review and approve, or recommend to our board of directors for approval, any employment contracts or similar arrangement between Lands’ End and any executive officer of Lands’ End;

•	to review and discuss with management Lands’ End’s compensation policies and practices and management’s assessment of whether any risks arising from such policies and practices are reasonably likely to have a material adverse effect on Lands’ End; and

•	to review, monitor, and make recommendations concerning incentive compensation plans, including the use of stock options and other equity-based plans; and

•	to retain or obtain the advice of any compensation consultants, legal counsel and other compensation advisors, including responsibility for the appointment, compensation and oversight of the work of those advisors.

Our board of directors has adopted a written charter for the compensation committee effective as of the date of our spin-off from Sears Holdings, which will be available on our website. The members of the compensation committee will meet the independence requirements set forth in the applicable listing standards of the SEC and NASDAQ and the requirements set forth in the compensation committee charter.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee will serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Prior to the spin-off, 100% of our common stock was owned by a subsidiary of Sears Holdings.

The following table sets forth the expected beneficial ownership of our common stock as it would be after the completion of the spin-off, calculated as of March 25, 2014, by:

•	each person who we know beneficially owns more than 5% of Sears Holdings common stock;

•	each of our expected directors following the completion of the spin-off;

•	each of our named executive officers; and

•	all of our expected directors and executive officers as a group.

Unless otherwise indicated, the address for each beneficial owner who is also a director or executive officer is c/o Lands’ End Inc., 1 Lands’ End Lane, Dodgeville, Wisconsin 53595. See “Item 10. Directors, Executive Officers and Corporate Governance” for a discussion regarding our directors and executive officers.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. As indicated below, in computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable within 60 days of the determination date are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated, and subject to the applicable community property laws, the stockholders named in the table have sole voting and investment power with respect to the shares shown as beneficially owned by them.

Shares of Our Common Stock Beneficially Owned After the Distribution
Name of Beneficial Owner	Number of Shares		Percentage of Class(1)
5% Stockholders:
ESL Investments, Inc. and related entities(2)	15,476,198	(3)	48.4%
Fairholme Capital Management, L.L.C. (4)	7,290,440	(5)	22.8%
Baker Street Capital Management, LLC(6)	2,717,927	(7)	8.5%
Force Capital Management, LLC(8)	1,790,634	(9)	5.6%
Named Executive Officers and Directors:
Edgar O. Huber	—		—
Michael P. Rosera	—		—
Michele Donnan Martin	—		—
Karl A. Dahlen	—		—
Kelly Ritchie	—		—
Tracy Gardner	—		—
Elizabeth Darst Leykum	—		—
Josephine Linden	—		—
Jignesh M. Patel	—		—
Jonah Staw	—		—
Directors and Executive Officers as a group (10 persons)	—		—

(1)	Based on 106,451,439 shares of Sears Holdings common stock outstanding as of March 14, 2014.
(2)

Beneficial ownership is based on the Schedule 13D/A filed by the following persons reporting their ownership as of December 3, 2013. The persons (“ESL Entities”) consist of ESL Investments, Inc., a Delaware corporation (“Investments”); Edward S. Lampert; ESL Institutional Partners, L.P., a Delaware limited partnership (“Institutional”); CRK Partners, L.L.C., a Delaware limited liability company (“CRK LLC”); ESL Partners, L.P., a Delaware limited partnership (“Partners”); SPE I Partners, LP, a Delaware limited partnership (“SPE Partners”); SPE Master I, LP, a Delaware limited partnership (“SPE Master”); RBS Partners, L.P., a Delaware limited partnership (“RBS”); and RBS Investment Management, L.L.C., a

Delaware limited liability company (“RBSIM”). Mr. Lampert is the sole stockholder, chief executive officer and director of Investments. Investments is the general partner of RBS, the sole member of CRK LLC and the manager of RBSIM. RBS is the general partner of Partners, SPE Partners and SPE Master. RBSIM is the general partner of Institutional. The address for the ESL Entities is 1170 Kane Concourse, Bay Harbor, Florida 33154.

(3)	Investments has sole voting power and sole dispositive power as to 26,438,272 shares and shared dispositive power as to 25,113,022 shares of Sears Holdings; Edward S. Lampert has sole voting power as to 51,551,294 shares and sole dispositive power as to 26,438,272 shares and shared dispositive power as to 25,113,022 shares of Sears Holdings; CRK LLC has sole voting power and sole dispositive power as to 747 shares of Sears Holdings; RBS has sole voting power and sole dispositive power as to 26,427,295 shares and shared dispositive power as to 25,113,022 shares; Partners has sole voting power and sole dispositive power as to 21,992,640 shares and shared dispositive power as to 25,113,022 shares of Sears Holdings; RBSIM has sole voting power and sole dispositive power as to 10,230 shares of Sears Holdings; Institutional has sole voting power and sole dispositive power as to 10,230 shares of Sears Holdings; SPE Partners has sole voting power and sole dispositive power as to 1,939,872 shares of Sears Holdings; and SPE Master has sole voting power and sole dispositive power as to 2,494,783 shares of Sears Holdings.
(4)	Beneficial ownership is based on the Schedule 13G filed by Fairholme Capital Management, L.L.C. reporting its ownership in Sears Holdings as of January 31, 2014. The address for Fairholme Capital Management, L.L.C. is 4400 Biscayne Boulevard, 9th Floor, Miami, Florida 33137.
(5)	The shares of common stock are owned, in the aggregate, by Bruce R. Berkowitz and various investment vehicles managed by Fairholme Capital Management, L.L.C. (“FCM”), of which 14,212,673 shares are owned by The Fairholme Fund and 880,900 shares are owned by The Fairholme Allocation Fund, each a series of Fairholme Funds, Inc. Bruce R. Berkowitz disclosed sole voting power and sole dispositive power as to 783,000 shares. FCM disclosed shared voting power as to 18,972,373 shares and shared dispositive power as to 23,443,073 shares. Fairholme Funds, Inc. disclosed shared voting power and shared dispositive power as to 15,093,573 shares. Because Mr. Bruce R. Berkowitz, in his capacity as the Managing Member of FCM or as President of Fairholme Funds, Inc., has voting or dispositive power over all shares beneficially owned by FCM, he is deemed to have beneficial ownership of all of the shares.
(6)	Beneficial ownership is based on the Schedule 13G/A filed by Baker Street Capital Management, LLC reporting its ownership as of December 31, 2013. The address for Baker Street Capital Management, LLC is 12400 Wilshire Boulevard, Suite 940, Los Angeles, California 90025.
(7)	The shares (which include 9,000,000 shares subject to certain options exercisable within 60 days) are owned directly by Baker Street Capital L.P. (“BSC”). Baker Street Capital Management, LLC (“BSCM”) is the general partner of BSC. Vadim Perelman is the managing member of BSCM. By virtue of these relationships, each of BSCM and Mr. Perelman may be deemed to beneficially own the shares owned directly by BSC. Mr. Perelman has disclosed sole voting power and sole dispositive power as to 9,000,000 shares. BSCM has disclosed sole voting power and sole dispositive power to 9,000,000 shares. BSC has disclosed sole voting power and sole dispositive power as to 9,000,000 shares.
(8)	Beneficial ownership is based on the Schedule 13G filed by Force Capital Management, LLC reporting its ownership as of December 31, 2013. The address for Force Capital Management, LLC is 767 Fifth Avenue, 12th Floor, New York, NY 10153.
(9)	The shares of common stock (which includes 5,762,400 shares subject to certain options) are owned directly by Force Capital Management, LLC. Force Capital Management, LLC has disclosed sole voting power and sole dispositive power to 6,298,309 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Relationship with Sears Holdings Following the Spin-Off

Following the spin-off, Lands’ End and Sears Holdings will operate separately, each as an independent public company. Prior to the spin-off, we intend to enter into certain agreements with Sears Holdings or its subsidiaries that will effect the spin-off, provide a framework for our relationship with Sears Holdings after the spin-off and provide for the allocation between us and Sears Holdings of Sears Holdings’ assets, employees, liabilities and obligations (including its investments, property and tax-related assets and liabilities) attributable to periods prior to, at and after the spin-off. The following is a summary of the terms of the material agreements that we intend to enter into with Sears Holdings or its subsidiaries prior to the spin-off. When used in this section, “distribution date” refers to the date on which Sears Holdings distributes our common stock to the holders of Sears Holdings common stock.

The agreements described below that are material are filed as exhibits to this Annual Report on Form 10-K, and the summaries of each of these agreements set forth the terms of the agreements that we believe are material. These summaries are qualified in their entireties by reference to the full text of the applicable agreements, which are incorporated by reference into this Annual Report on Form 10-K. The agreements described below that will be in effect following the spin-off have not yet been executed; changes to these agreements, some of which may be material, may be made prior to our entry into such agreements prior to or concurrent with the spin-off. We will disclose any material changes to these agreements via an amendment to this Annual Report on Form 10-K.

The Separation and Distribution Agreement

In connection with the spin-off, we intend to enter into a separation and distribution agreement with Sears Holdings which will set forth, among other things, our agreements with Sears Holdings regarding the principal transactions necessary to separate Lands’ End from Sears Holdings. It will also set forth other agreements that govern certain aspects of our relationship with Sears Holdings after the spin-off.

The separation and distribution agreement will, among other things, set forth the distribution mechanics and the conditions thereto, identify the assets to be transferred, the liabilities to be assumed and the contracts to be assigned to each of Lands’ End and Sears Holdings in connection with the spin-off, provide for when and how these transfers, assumptions and assignments will occur, address the treatment of outstanding accounts between Lands’ End and Sears Holdings, contain releases and provide a dispute resolution mechanism for disputes that may arise in the future under the separation and distribution agreement or other agreements entered into between Sears Holdings or its subsidiaries and Lands’ End in connection with the distribution. Generally, assets and liabilities attributable to the Lands’ End business will be retained by or assigned to Lands’ End and assets and liabilities not attributable to Lands’ End’s business will be retained by or assigned to Sears Holdings or one of its subsidiaries. In particular, the separation and distribution agreement provides, among other things, that, subject to the terms and conditions contained therein:

•	certain assets related to Lands’ End’s business, referred to as the LE Assets, will be retained by or transferred to Lands’ End or one of Lands’ End’s subsidiaries, including:

•	equity interests in Lands’ End’s subsidiaries;

•	all assets included or reflected on the most recent combined balance sheet or are of a nature or type that would have been reflected on the combined balance sheet as of the completion of the spin-off;

•	all assets, including apparatus, computers and data processing equipment, fixtures, electronic kiosks, furniture, office and transportation equipment, exclusively related to Lands’ End’s business;

•	assets expressly allocated to Lands’ End or one of its subsidiaries pursuant to the terms of the separation and distribution agreement or the ancillary agreements;

•	all contracts to which Lands’ End or one of its subsidiaries is a party to as of the completion of the spin-off and all contracts with respect to the purchase of inventory attributable to Lands’ End’s business, excluding certain mixed contracts to which Lands’ End and Sears Holdings (or one of their respective subsidiaries) are parties;

•	all intellectual property owned by or registered to Lands’ End or one of its subsidiaries, including patents, trademarks, copyrights and trade secrets;

•	all employment agreements between any Lands’ End’s personnel and Lands’ End and Sears Holdings (or one of their respective subsidiaries);

•	all assets of the benefit plans that will be sponsored by Lands’ End or one of its subsidiaries as of the completion of the spin-off; and

•	all assets relating, arising out of or attributable to claims initiated by Lands’ End against the City of Dodgeville to recover overpaid taxes as described in “Legal Proceedings” under Item 3 of this Annual Report on Form 10-K.

•	certain liabilities related to Lands’ End’s business or the LE Assets, referred to as the LE Liabilities, will be retained by or transferred to Lands’ End or one of its subsidiaries, including:

•	liabilities included or reflected on the most recent combined balance sheet or are of a nature or type that would have been reflected on the combined balance sheet as of the completion of the spin-off;

•	liabilities relating to the actions, inactions, events, omissions, conditions, facts or circumstances occurring or existing prior to the completion of the spin-off, to the extent related to Lands’ End’s business, the LE Liabilities and the LE Assets;

•	liabilities relating to any actions, inactions, events, omissions, conditions, facts or circumstances under the control of Lands’ End or one of its subsidiaries;

•	liabilities relating to litigation that primarily relates to Lands’ End’s business, the LE Liabilities, the LE Assets that are not retained by Sears Holdings or any actions, inactions, events, omissions, conditions, facts or circumstances under the control of Lands’ End or one of its subsidiaries;

•	liabilities relating to the employment agreements between any Lands’ End’s personnel and Lands’ End and Sears Holdings (or one of their respective subsidiaries);

•	liabilities relating to the benefit plans that will be sponsored by Lands’ End or one of its subsidiaries as of the completion of the spin-off, any special cash retention bonus awarded to Lands’ End’s personnel that is unvested as of the completion of the spin-off and fiscal year 2013 attributable to Lands’ End personnel under the 2013 LE Cash LTI;

•	liabilities relating to the ABL Facility and the Term Loan Facility;

•	liabilities expressly allocated to Lands’ End or one of its subsidiaries pursuant to the terms of the separation and distribution agreement or the ancillary agreements;

•	liabilities for which Sears Holdings or one of its subsidiaries is entitled to indemnification from Lands’ End or one of its subsidiaries pursuant to the tax sharing agreement;

•	liabilities relating to the spin-off brought against Sears Holdings, Lands’ End or one of their subsidiaries relating to allegations of breach of fiduciary duty by one or more members of Lands’ End’s board or that a statement or omission in a disclosure document that describes the separation, distribution, Lands’ End or one of its subsidiaries or relates to the spin-off transactions violated federal or state securities law (subject to certain exceptions);

•	obligations with respect to Lands’ End’s personnel, including unpaid salaries, wages, overtime, bonuses/incentives and related liabilities; and

•	liabilities for claims made by any third party (including directors, officers, employees or agents of Lands’ End, Sears Holdings or any of their subsidiaries acting in their individual and not official capacities) against Lands’ End, Sears Holdings or any of their subsidiaries relating to Lands’ End’s business, the LE Liabilities and the LE Assets.

•	all of the assets and liabilities of Sears Holdings, Lands’ End and their respective subsidiaries (including whether accrued, contingent, or otherwise) other than the LE Assets and LE Liabilities will be retained by or transferred to Sears Holdings or one of its subsidiaries, including certain scheduled assets and liabilities relating to, among other things, the Shop Your Way program and litigation matters.

Each party will indemnify the other for all liabilities (including third-party claims) actually incurred or suffered by the other relating to their respective assumed liabilities (and related guarantees, indemnification or contribution obligations), breaches of the separation and distribution agreement and certain ancillary agreements and untrue statements or omissions of material facts relating to its respective disclosures relating to the spin-off. Lands’ End will also indemnify Sears Holdings for liabilities relating to any Lands’ End-branded gift card.

Except as expressly set forth in the separation and distribution agreement or any ancillary agreement, neither Lands’ End nor Sears Holdings will make any representation or warranty as to the assets or liabilities transferred or assumed in connection with the spin-off, as to any approvals or notifications required in connection with the transfers or assumptions, as to the value of or the freedom from any security interests of any of the assets transferred, as to the absence or presence of any defenses or right of setoff or freedom from counterclaim with respect to any claim or other asset of either Lands’ End or Sears Holdings, or as to the legal sufficiency of any assignment, document or instrument delivered to convey title to any asset to be transferred in connection with the spin-off. All assets will be transferred on an “as is,” “where is” basis and the respective transferees will bear the economic and legal risks that any conveyance will prove to be insufficient to vest in the transferee good and marketable title, free and clear of all security interests, and that any necessary consents or governmental approvals are not obtained or that any requirements of laws, agreements, security interests, or judgments are not complied with.

Information in this Annual Report on Form 10-K with respect to the assets and liabilities of the parties following the spin-off is presented based on the allocation of such assets and liabilities pursuant to the separation and distribution agreement, unless the context otherwise requires. The separation and distribution agreement provides that, in the event that the transfer, assignment or novation of certain assets and liabilities to Lands’ End or Sears Holdings (or one of their respective subsidiaries), as applicable, does not occur prior to the spin-off, then until such assets or liabilities are able to be transferred, assigned or novated, Sears Holdings or Lands’ End (or one of their respective subsidiaries), as applicable, will hold such assets on behalf of and for the benefit of the other party and will pay, perform, and discharge such liabilities, for which the other party will reimburse Sears Holdings or Lands’ End, as applicable, for all payments made in connection with the performance and discharge of such liabilities.

The separation and distribution agreement will provide that it may be terminated and the spin-off may be modified or abandoned at any time prior to the distribution date in the sole discretion of Sears Holdings without the approval of any person, including Lands’ End’s or Sears Holdings’ stockholders. Any such termination would not give rise to any additional liability on either party. Information in this Annual Report on Form 10-K with respect to the assets and liabilities of Lands’ End and Sears Holdings following the spin-off is presented based on the allocation of such assets and liabilities pursuant to the separation and distribution agreement and the related ancillary agreements, unless the context otherwise requires.

Transition Services Agreement

Lands’ End and Sears Holdings Management Corporation (“SHMC”), a wholly owned subsidiary of Sears Holdings, will enter into a transition services agreement in connection with the spin-off pursuant to which Lands’ End and SHMC and their respective affiliates will provide to each other, on an interim, transitional basis, various services, which may include, but are not limited to, tax services, logistics services, auditing and compliance services, inventory management services, information technology services and continued participation in certain contracts shared with SHMC or other subsidiaries of Sears Holdings.

Lands’ End will pay to SHMC certain fixed fees (approximately $2.7 million per year for fixed fees, plus certain additional fees for services as requested and as used) and expenses for the services as described more fully in the transition services agreement. In addition, a subsidiary of Sears Holdings is expected to pay approximately $2.1 million for the purchase of certain Lands’ End inventory for sale at a Kmart location. Such purchases would be at Lands’ End’s cost plus a 4.5% licensing fee and terminate January 31, 2015. The services generally will commence on the distribution date and will terminate up to 12 months following the distribution date. Lands’ End may, subject to certain conditions, reduce or terminate an individual service upon 60 days’ prior written notice to SHMC, subject to reimbursing SHMC for any vendor charges or rate increases resulting from such termination. SHMC may, if unable to replace a vendor that is unwilling or unable to continue providing a service to Lands’ End on SHMC’s behalf, terminate an individual service upon 90 days’ prior written notice to Lands’ End. The parties may also terminate the transition services agreement for a material breach that is not cured by the other party within 30 days after receipt of written notice of the breach, or in the case of SHMC, if Lands’ End breaches the other ancillary agreements other than the co-location and services agreement. Upon termination of the agreement, Lands’ End will return to SHMC all of SHMC’s equipment or property and pay all outstanding fees and expenses incurred.

Lands’ End will indemnify SHMC from liabilities for third party claims arising from the transition services agreement, including Lands’ End’s use of the shared contracts, except to the extent that the claims are found to have resulted from SHMC’s negligence or breach of the agreement. SHMC will indemnify Lands’ End from liabilities for third party claims that result from SHMC’s negligence or from infringement of an SHMC copyright or trade secret, except to the extent that the claims are found to have resulted from Lands’ End’s negligence, breach of the agreement, or, with respect to infringement claims, from Lands’ End’s unauthorized use or distribution of the property.

Subject to certain exceptions, SHMC’s total liability under the transition services agreement will generally be limited to the fees received by SHMC under the agreement during the six months prior to the date the claim arose. The transition services agreement also provides that neither SHMC nor Lands’ End will be liable to the other of the service for any special, indirect, incidental or consequential damages.

Tax Sharing Agreement

Lands’ End and Sears Holdings will enter into a tax sharing agreement prior to the spin-off which will generally govern Sears Holdings’ and Lands’ End’s respective rights, responsibilities and obligations after the spin-off with respect to liabilities for U.S. federal, state, local and foreign taxes attributable to the Lands’ End business. In addition to the allocation of tax liabilities, the tax sharing agreement will address the preparation and filing of tax returns for such taxes and disputes with taxing authorities regarding such taxes. Generally, Sears Holdings will be liable for all pre-spin-off U.S. federal, state and local taxes, other than non-income taxes that are accrued and unpaid as of the distribution date. Lands’ End generally will be liable for all other taxes attributable to its business, including all foreign taxes. Under the tax sharing agreement, there will be restrictions on the ability of the parties to take actions that could cause the spin-off to fail to qualify for tax-free treatment under the Code. These restrictions may prevent each party from entering into transactions which might be advantageous to the parties or their stockholders.

Other Agreements

Lands’ End and Sears Holdings will enter into other agreements addressing certain aspects of the spin-off, including:

Master Lease Agreement and Master Sublease Agreement

In connection with the spin-off, Lands’ End and Sears Roebuck expect to enter into a master lease agreement and a master sublease agreement pursuant to which Sears Roebuck or one of its affiliates will lease or sublease to us the premises for the Lands’ End Shops at Sears. The master lease agreement and master sublease agreement, as applicable, will set forth the terms and conditions on which we will be permitted to occupy certain space within the Sears stores in order to operate our Lands’ End Shops at Sears. The agreements will provide us rights to use the space in which our store will operate and we will pay rent directly to Sears Roebuck or one of its affiliates on the terms negotiated in connection with the spin-off. The length of the term of each lease will be determined separately for each Lands’ End Shop at Sears we expect to operate. Most of the leases will have a term of four to six years from the date of the spinoff, expiring January 31, 2020, although a portion of the leases will have shorter terms. The total annual rent (assuming no renewals) for the Lands’ End Shops at Sears locations (location counts noted are number of locations at the beginning of the year) shall be approximately $27 million in 2014 for 253 locations, approximately $25.4 million in 2015 for 239 locations, approximately $25 million in 2016 for 225 locations, approximately $24.9 million in 2017 for 216 locations, approximately $17.1 million in 2018 for 167 locations and approximately $10.9 million in 2019 for 102 locations. Sears Roebuck or one of its affiliates will have certain rights to relocate our leased premises within the building in which such premises are located, subject to certain limitations, including our right to terminate the applicable lease by written notice within 30 days of receiving notice of relocation if we are not satisfied with the new premises. In the event of such relocation, Sears Roebuck or one of its affiliates will pay our reasonable moving expenses. Sears Roebuck may terminate without liability the lease with respect to a particular Lands’ End Shop if the overall Sears store in which such Lands’ End Shop is located is closed or sold, subject to Sears Roebuck providing at least 90 days prior written notice. We will not be permitted to assign or sublease the leased premises.

Lands’ End Shops at Sears Retail Operations Agreement

Lands’ End and Sears Roebuck expect to enter into a Lands’ End Shops at Sears retail operations agreement prior to the spin-off to support our Lands’ End Shops at Sears. Pursuant to the retail operations agreement, a subsidiary of Sears Holdings will provide us with certain retail operation support services, including providing sales and floor support personnel, access to point-of-sale and other information technology systems, logistics and warehousing support and other support services, for which Lands’ End will pay to Sears Roebuck the fees specified in the agreement. We estimate total 2014 fees under the agreement to be approximately $33 to $36 million. Thereafter, based principally on the then-current store count, we anticipate that annual fees will be approximately as follows: $31 to $34 million in each of 2015, 2016 and 2017; $21 to $23 million in 2018; and $13 to $15 million in 2019. Lands’ End will continue to rely on our existing field management to oversee Lands’ End Shops at Sears and Lands’ End Inlet store operations. The Lands’ End field management team consists of managers responsible for various aspects of our retail operations who are supported by a centralized store operations team. Each party will indemnify the other against third-party claims relating to certain infringement or misconduct, and in the case of Lands’ End, in certain respects relating to the Lands’ End Shops at Sears, Lands’ End merchandise and intellectual property rights. The retail operations agreement will terminate with respect to individual Lands’ End Shops at Sears upon expiration or termination of their respective leases or closure of the associated Sears Holdings store location. Sears Roebuck may also terminate the retail operations agreement for certain defaults by Lands’ End that are not cured within 10 days’ written notice or if Lands’ End breaches the other ancillary agreements other than the co-location and services agreement (or if any such ancillary agreement is wrongfully terminated by Lands’ End or terminated by the Sears Holdings counterparty for breach) or if Lands’ End assigns the agreement in violation of its terms.

Shop Your Way Retail Establishment Agreement

Lands’ End and SHMC expect to enter into a Shop Your Way retail establishment agreement in connection with the spin-off that will govern our participation in the Shop Your Way program. Under this agreement, SHMC will issue rewards points to Shop Your Way members when they purchase program-eligible merchandise and services from us and we will accept rewards points redemptions from members as full or partial payment for eligible merchandise and services purchased from us. We will pay SHMC an agreed-upon fee for points issued in connection with the purchase of program-eligible merchandise and service from us and, depending on the applicable burn rate for the quarter (i.e., ratio of points redeemed in Lands’ End formats to points issued in Lands’ End formats in the previous 12 months), we will pay additional fees to SHMC or SHMC will reimburse fees to us for points redeemed in Lands’ End formats, as set forth in the agreement. Total fees during the three year term of the agreement are currently estimated to be approximately $33 to $39 million. At our election, SHMC will provide us program related marketing and analytic services. Lands’ End and SHMC will jointly own transaction information related to purchases made by Shop Your Way members in Lands’ End formats, while all information relating to members of the program and the program itself will be owned by SHMC. We will be permitted to engage in promotional, marketing, loyalty or other similar activities outside the Shop Your Way program so long as such activities do not conflict with, and are not promoted in the aggregate more prominently or comprehensively than, the Shop Your Way program. Each party will indemnify the other against third-party claims, including relating to negligence, recklessness or willful misconduct, breach of agreement, fraud, acts or omissions requested by the other party, or intellectual property violating or infringing the rights of a third party.

The agreement shall expire on the third anniversary of the distribution date and either party may terminate the agreement for a material breach that is not cured within 30 days of receipt of notice by the breaching party, and SHMC may terminate the agreement for cause if Lands’ End fails to accept certain complying changes to the program or if a prohibited stockholding change of Lands’ End occurs.

Co-Location and Services Agreement

Lands’ End contracts with SHMC to have SHMC host and support certain redundant information technology hardware at the Sears Data Center in Troy, Michigan, for disaster mitigation and recovery efforts. Under the co-location and services agreement, which will terminate on January 31, 2015 unless extended by mutual written agreement of the parties, Lands’ End will pay a monthly fee of $2,117. Either party may terminate the agreement for convenience upon 60 days’ notice and SHMC may suspend services or terminate the agreement upon 30 days’ notice in the event of uncured breaches or defaults by Lands’ End.

Financial Services Agreement

Lands’ End and SHMC expect to enter into a financial services agreement pursuant to which Sears Holdings will provide us with certain payment processing support services following the spin-off, including store credit services for our Lands’ End at Sears locations, at the fees for which Sears Holdings receives such services from certain third party providers. The financial services agreement may be terminated by either party for convenience upon 45 days’ written notice or for a material breach that is not cured within 30 days of receipt of notice by the breaching party; provided that if SHMC terminates solely for convenience, then Lands’ End will have up to a year to transition to a new processor. SHMC may also, in its sole discretion, terminate or modify on (if reasonably practicable) 30 days’ prior written notice any service related to credit card or debit card processing if the applicable card issuer or processor determines that Lands’ End is not entitled to process credit or debit payments or has breached the applicable processing agreement.

Buying Agency Agreement

Lands’ End and Sears Holdings Global Sourcing, Ltd. (“SHGS”) expect to enter into a buying agency agreement pursuant to which SHGS will provide us with certain foreign buying office support services, on a non-exclusive basis, including vendor selection and screening, contract negotiation support and quality control services. SHGS will receive a fee equal to a certain percentage of the price of goods sourced through SHGS. We estimate that annual fees under the agreement will be approximately $10 to $11 million. There are annual minimum commissions payable to SHGS during the first two years. Minimum commissions for any renewal periods would be subject to negotiation at the time of renewal. The initial term of the buying agency agreement will expire on January 31, 2016. If we have earned and paid certain minimum commissions to SHGS during the term and are not in breach of the agreement, we will have the option to extend the agreement for a period of one year, subject to a maximum of three such renewal periods.

Lands’ End will indemnify SHGS from liabilities for third party claims arising from the buying agency agreement, except to the extent that the claims are found to have resulted from SHMC’s negligence or breach of the agreement. SHMC will indemnify Lands’ End from liabilities for third party claims that result from SHGS’s negligence or from infringement of an SHGS copyright or trade secret, except to the extent that the claims are found to have resulted from Lands’ End’s negligence, breach of the agreement, or, with respect to infringement claims, from Lands’ End’s unauthorized use or distribution of the property.

Subject to certain exceptions, the buying agency agreement provides that neither party will be liable to the other for any special, indirect, incidental or consequential damages. SHGS’s sole liability for any errors and omissions in the services under the buying agency agreement is limited to the aggregate commissions it received under the agreement during the six months prior to the date the claim arose.

Call Center Services

SHMC contracts with Lands’ End to have Lands’ End provide certain call center services in support of the Shop Your Way program in exchange for certain fees based on the types of services provided. These fees include charges for handling inbound and outbound phone calls, certain email and regular mail contacts, personnel training fees, online chat engagement and setup and execution of certain outbound call programs. The parties are negotiating an extension to this agreement, originally set to expire on April 30, 2014, for an additional three years. Revenue for 2013 was approximately $7.3 million.

Each party will indemnify the other against third-party claims arising out of a party’s negligence or willful misconduct, breach of the agreement, infringement of intellectual property or breach of law and related claims and legal proceedings.

Sears Marketplace—Local Marketplace—MyGofer Fulfilled By Merchant (FBM) Seller Agreement

SHMC and Lands’ End are parties to a marketplace agreement which governs the terms and conditions under which Lands’ End may sell products through certain Sears Holdings websites in exchange for a commission payable to SHMC in the amount of 15% of the sales price of goods sold.

Each party will indemnify the other against third-party claims including those arising out of injury to person or property, hiring and employment disputes, breach of the agreement or of law and related claims and legal proceedings. This agreement continues until terminated by either party with 30 days’ prior written notice to the other party. Upon termination, SHMC will refund to Lands’ End any pro-rated monthly fees collected.

Gift Card Services Agreement

Lands’ End and SHC Promotions LLC (“SHCP”) are parties to a gift card services agreement pursuant to which SHCP provides certain services relating to the issuance, use and settlement of gift cards and gift certificates to Lands’ End. The gift card services agreement will be amended in connection with the spin-off, and following such amendment, will provide for, among other things, arm’s-length pricing based on a mutually beneficial arrangement for both parties, with selling fees of 1% and redemption fees of 3% for SHCP gift cards issued prior to the spin-off; cross selling of Lands’ End and Sears Promotions logo cards (including a 7% credit from a subsidiary of Sears Holding for the redemption of previously-issued Lands’ End-branded gift cards for the purchase of non-Lands’ End products, and with cash and related liabilities transferred to the ultimate obligor); and cross redemption of Lands’ End and SHCP logo cards (with cash and related liabilities transferred to the redeeming party’s books). Under the separation and distribution agreement, Lands’ End will also indemnify Sears Holdings for all liabilities relating to any Lands’ End-branded gift card. The issuance services may be terminated by either party for convenience with 30 days’ prior written notice, upon which the other services (excluding certain obligations relating to Lands’ End offering gift cards and gift certificates for sale and redemption) provided for under the gift card services agreement would continue until the earlier of 12 months from termination or the date upon which all activated LE-branded gift cards have been redeemed. The parties may agree to discontinue redeeming each other’s gift cards, provided that consumer notices will be posted for a period of time prior to discontinuance.

Letters of Credit

The terms for the letters of credit issued under the letter of credit facility (the “LC Facility”) between Lands’ End and Bank of America (“BofA”) are secured by a standby letter of credit, with an expiration date of less than one year, issued by Sears Roebuck Acceptance Corp. (“SRAC”) on Lands’ End’s behalf for the benefit of BofA. BofA or Lands’ End may terminate the LC Facility at any time. From time to time, at our request, Sears Holdings causes standby letters of credit to be issued for our benefit under Sears Holdings’ revolving credit facility. Upon completion of the spin-off, we anticipate that Sears Holdings will terminate its support of the LC Facility and that SRAC will no longer issue letters of credit to secure the LC Facility. Lands’ End is in the process of pursuing the ABL Facility, which would provide for the issuance of letters of credit and otherwise serve as a source of liquidity following the spin-off. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Description of Material Indebtedness.”

Director Independence

Information regarding director independence is incorporated herein by reference to the material in “Directors, Executive Officers and Corporate Governance” under Item 10 of this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates (collectively “Deloitte”), performed services related to the Lands’ End business of Sears Holdings. Certain of such services, consisting primarily of the pre-separation audit of the combined financial statements of the Lands’ End business of Sears Holdings as of and for the fiscal year ended January 31, 2014 included herein and as of and for the year ended February 1, 2013 that were included in our Registration Statement on Form 10, as amended were paid by Sears Holdings. The following table shows the fees paid or accrued directly related to the Lands’ End business of Sears Holdings that were paid to Deloitte for each of the past two fiscal years:

	Fiscal Year 2013	Fiscal Year 2012
Audit Fees(1)	$790,000	$828,000
Audit-Related Fees(2)	27,500	27,500
Tax Fees(3)	65,300	23,500
All Other Fees	—	—

Total	$882,800	$879,000

(1)	Audit Fees represent fees for professional services provided in connection with the audit of the Company’s combined annual financial statements and reviews of the interim condensed combined financial statements, and audit services in connection with statutory or regulatory filings, and other SEC matters. In 2013 and 2012, $675,000 and $713,000 of audit fees were paid by Sears Holdings, respectively, primarily related to the audits and reviews of the Company’s annual combined financial statements and reviews of the interim condensed combined financial statements.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s combined financial statements and are not reported under “Audit Fees.” In 2013 and 2012, this category consisted primarily of services related to subsidiary audits.
(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance and tax planning and advice. Fees for tax compliance services totaled $30,800 and $23,500 in 2013 and 2012, respectively. Tax compliance services included international and expatriate tax return assistance. Fees for tax planning and advice services totaled $34,500 in 2013. In 2013, $42,000 of the fees were paid by Sears Holdings.

The Sears Holdings Audit Committee pre-approved all engagements of our independent registered public accounting firm as required by its charter and the rules of the SEC. Each fiscal year, the Sears Holdings Audit Committee approves an annual estimate of fees for engagements, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent registered public accounting firm’s independence from management. In addition, the Sears Holdings Audit Committee will evaluate known potential engagements of the independent registered public accounting firm, including the scope of the proposed work to be performed and the proposed fees, and approve or reject each service.

All of the audit, audit-related and tax services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates, were pre-approved in accordance with the Sears Holdings Audit Committee’s policies and procedures.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The Report of Independent Registered Public Accounting Firm, the Combined Financial Statements and the Notes to Combined Financial Statements may be found in Part II, Item 8 of this Annual Report on Form 10-K. As to any schedules omitted, they are not applicable or the required information is shown in the Combined Financial Statements or the Notes thereto.

Exhibits:

The following documents are filed as exhibits hereto:

Exhibit Number	Exhibit Description

2.1	Form of Separation and Distribution Agreement by and between Sears Holdings Corporation and Lands’ End, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Amendment No. 7 to Form 10 filed on March 17, 2014 (File No. 001-09769))

3.1	Form of Amended and Restated Certificate of Incorporation of Lands’ End, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 7 to Form 10 filed on March 17, 2014 (File No. 001-09769))

3.2	Form of Amended and Restated Bylaws of Lands’ End, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Amendment No. 7 to Form 10 filed on March 17, 2014 (File No. 001-09769))

10.1	Form of Transition Services Agreement by and between Sears Holdings Management Corporation and Lands’ End, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 7 to Form 10 filed on March 17, 2014 (File No. 001-09769))

10.2	Form of Tax Sharing Agreement by and between Sears Holdings Corporation and Lands’ End, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 7 to Form 10 filed on March 17, 2014 (File No. 001-09769))

10.3	Form of Master Lease Agreement by and between Sears, Roebuck and Co. and Lands’ End, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Amendment No. 7 to Form 10 filed on March 17, 2014 (File No. 001-09769))*

10.4	Form of Master Sublease Agreement by and between Sears, Roebuck and Co. and Lands’ End, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Amendment No. 7 to Form 10 filed on March 17, 2014 (File No. 001-09769))*

10.5	Form of Lands’ End Shops at Sears Retail Operations Agreement by and between Sears, Roebuck and Co. and Lands’ End, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Amendment No. 7 to Form 10 filed on March 17, 2014 (File No. 001-09769))

10.6	Form of Shop Your WaySM Retail Establishment Agreement by and between Sears Holdings Management Corporation and Lands’ End, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 7 to Form 10 filed on March 17, 2014 (File No. 001-09769))*

10.7	Form of Financial Services Agreement by and between Sears Holdings Management Corporation and Lands’ End, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Amendment No. 7 to Form 10 filed on March 17, 2014 (File No. 001-09769))

10.8	Form of Buying Agency Agreement by and between Sears Holdings Global Sourcing, Ltd. and Lands’ End, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Amendment No. 7 to Form 10 filed on March 17, 2014 (File No. 001-09769))

Exhibit Number	Exhibit Description

10.9	Letter from Sears Holdings Corporation to Edgar Huber relating to employment, dated July 18, 2011. (incorporated by reference to Exhibit 10.9 to the Company’s Amendment No. 7 to Form 10 filed on March 17, 2014 (File No. 001-09769))†*

10.10	Executive Severance Agreement dated and effective as of July 18, 2011 between Sears Holdings Corporation and its affiliates and subsidiaries and Edgar Huber. (incorporated by reference to Exhibit 10.10 to the Company’s Amendment No. 7 to Form 10 filed on March 17, 2014 (File No. 001-09769)) †*

10.11	Letter from Lands’ End, Inc. to Michael Rosera relating to employment, dated June 27, 2012. (incorporated by reference to Exhibit 10.11 to the Company’s Amendment No. 7 to Form 10 filed on March 17, 2014 (File No. 001-09769))†

10.12	Executive Severance Agreement dated and effective as of July 2, 2012 between Sears Holdings Corporation and its affiliates and subsidiaries and Michael Rosera. (incorporated by reference to Exhibit 10.12 to the Company’s Amendment No. 7 to Form 10 filed on March 17, 2014 (File No. 001-09769))†*

10.13	Letter from Lands’ End, Inc. to Karl Dahlen relating to employment, dated January 31, 2014. (incorporated by reference to Exhibit 10.13 to the Company’s Amendment No. 7 to Form 10 filed on March 17, 2014 (File No. 001-09769))†

10.14	Executive Severance Agreement dated and effective as of February 3, 2014 between Sears Holdings Corporation and its affiliates and subsidiaries and Karl Dahlen. (incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 7 to Form 10 filed on March 17, 2014 (File No. 001-09769))†*

10.15	Letter from Lands’ End, Inc. to Michele Donnan Martin relating to employment, dated September 19, 2013. (incorporated by reference to Exhibit 10.15 to the Company’s Amendment No. 7 to Form 10 filed on March 17, 2014 (File No. 001-09769))†

10.16	Executive Severance Agreement dated and effective as of September 19, 2013 between Sears Holdings Corporation and its affiliates and subsidiaries and Michele Donnan Martin. (incorporated by reference to Exhibit 10.16 to the Company’s Amendment No. 7 to Form 10 filed on March 17, 2014 (File No. 001-09769))†*

10.17	Executive Severance Agreement dated and effective as of January 21, 2013 between Sears Holdings Corporation and its affiliates and subsidiaries and Kelly Ritchie. (incorporated by reference to Exhibit 10.17 to the Company’s Amendment No. 7 to Form 10 filed on March 17, 2014 (File No. 001-09769))†*

10.18	Form of Director Compensation Policy of Lands’ End, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Amendment No. 7 to Form 10 filed on March 17, 2014 (File No. 001-09769))†

10.19	Form of Lands’ End, Inc. Umbrella Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company’s Amendment No. 7 to Form 10 filed on March 17, 2014 (File No. 001-09769))†

10.20	Form of Lands’ End, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.20 to the Company’s Amendment No. 7 to Form 10 filed on March 17, 2014 (File No. 001-09769))†

10.21	Form of Lands’ End, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.21 to the Company’s Amendment No. 7 to Form 10 filed on March 17, 2014 (File No. 001-09769))†

10.22	Form of Lands’ End, Inc. Cash Long-Term Incentive Plan (incorporated by reference to Exhibit 10.22 to the Company’s Amendment No. 7 to Form 10 filed on March 17, 2014 (File No. 001-09769))†

Exhibit Number	Exhibit Description

10.23	Form of Lands’ End, Inc. 2014 Stock Plan (incorporated by reference to Exhibit 10.23 to the Company’s Amendment No. 7 to Form 10 filed on March 17, 2014 (File No. 001-09769))†

21.1	Subsidiaries of Lands’ End, Inc. (incorporated by reference to Exhibit 21.1 to the Company’s Amendment No. 7 to Form 10 filed on March 17, 2014 (File No. 001-09769))

24.1	Powers of Attorney.

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of Form 10-K.
*	The Securities and Exchange Commission granted confidential treatment for the omitted portions of this Exhibit. The omitted portions have been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lands’ End, Inc.
Registrant

/s/ Edgar O. Huber
Edgar O. Huber
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Michael P. Rosera
Michael P. Rosera
Executive Vice President, Chief Operating Officer/Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Dated: March 25, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ EDGAR O. HUBER
Edgar O. Huber
President, Chief Executive Officer and Director

By:	* JOSEPHINE LINDEN
Josephine Linden
Director

By:	* TRACY GARDNER
Tracy Gardner
Director

By:	/s/ KARL A. DAHLEN
* Karl A. Dahlen
Attorney-in-fact

Dated: March 25, 2014