Form 10-Q
period 2014-05-02
LANDS' END, INC.
filed 2014-06-12
CIK 799288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 2, 2014
-OR-

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    YES  ☒    NO  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☐
Indicate by check mark whether the Registrant is a shell company.    YES  ☐    NO  ☒
On the last business day of the Registrant’s most recently completed second fiscal quarter the registrant was a wholly owned subsidiary of Sears Holdings Corporation, and on that date none of the Registrant’s common stock was held by non-affiliates.
As of June 12, 2014, the registrant had 31,956,521 shares of common stock, $0.01 par value, outstanding.

LANDS’ END, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LANDS’ END, INC.
Condensed Consolidated and Combined Statements of Comprehensive Operations
(Unaudited)

	13 Weeks Ended
(in thousands except per share data)	May 2, 2014	May 3, 2013
REVENUES
Merchandise sales and services, net	$330,483	$319,035
COSTS AND EXPENSES
Cost of sales (excluding depreciation and amortization)	168,461	164,447
Selling and administrative	138,206	136,976
Depreciation and amortization	5,002	5,652
Other operating expense, net	20	—
Total costs and expenses	311,689	307,075
Operating income	18,794	11,960
Interest expense	1,925	—
Other income, net	137	1
Income before income taxes	17,006	11,961
Income tax expense	6,138	4,625
NET INCOME	$10,868	$7,336
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	879	(805)
COMPREHENSIVE INCOME	$11,747	$6,531
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO STOCKHOLDERS (Note 3)
Basic:	$0.34	$0.23
Diluted:	$0.34	$0.23

Basic weighted average common shares outstanding	31,957	31,957
Diluted weighted average common shares outstanding	31,957	31,957

See accompanying Notes to Condensed Consolidated and Combined Financial Statements.

LANDS’ END, INC.
Condensed Consolidated and Combined Balance Sheets
(Unaudited)

(in thousands, except share data)	May 2, 2014	May 3, 2013	January 31, 2014
ASSETS
Current assets
Cash	$64,976	$21,755	$22,411
Restricted cash	3,300	3,300	3,300
Accounts receivable, net	39,800	27,819	33,617
Inventories, net	326,973	345,606	369,928
Prepaid expenses and other current assets	29,663	28,217	21,993
Total current assets	464,712	426,697	451,249
Property and equipment
Land, buildings and improvements	105,266	103,043	104,812
Furniture, fixtures and equipment	78,260	71,088	75,625
Computer hardware and software	64,942	62,724	65,810
Leasehold improvements	12,347	12,668	12,517
Gross property and equipment	260,815	249,523	258,764
Less accumulated depreciation	162,159	144,530	157,668
Total property and equipment, net	98,656	104,993	101,096
Goodwill	110,000	110,000	110,000
Intangible assets, net	530,683	533,314	531,342
Other assets	23,703	725	588
TOTAL ASSETS	$1,227,754	$1,175,729	$1,194,275
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$76,091	$70,967	$115,387
Deferred tax liabilities	3,732	3,171	4,019
Other current liabilities	108,776	98,026	83,955
Total current liabilities	188,599	172,164	203,361
Long-term debt	509,850	—	—
Long-term deferred tax liabilities	168,349	195,579	195,534
Other liabilities	15,630	3,086	3,066
TOTAL LIABILITIES	882,428	370,829	401,961
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY
Common stock, par value $0.01- authorized: 480,000,000 shares; issued and outstanding: 31,956,521	320	—	—
Additional paid-in capital	340,176	—	—
Retained earnings	5,946	—	—
Net parent company investment	—	808,866	794,309
Accumulated other comprehensive loss	(1,116)	(3,966)	(1,995)
Total stockholders’ equity	345,326	804,900	792,314
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,227,754	$1,175,729	$1,194,275

See accompanying Notes to Condensed Consolidated and Combined Financial Statements.

LANDS’ END, INC.
Condensed Consolidated and Combined Statements of Cash Flows
(Unaudited)

	13 Weeks Ended
(in thousands)	May 2, 2014	May 3, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,868	$7,336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,002	5,652
Amortization of debt issuance costs	155	—
Loss on disposal of property and equipment	20	—
Deferred income taxes	2,774	(204)
Change in operating assets and liabilities:
Inventories	44,135	31,972
Accounts payable	(39,543)	(36,617)
Other operating assets	(7,344)	(3,102)
Other operating liabilities	15,310	14,438
Net cash provided by operating activities	31,377	19,475
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,548)	(818)
Net cash used in investing activities	(1,548)	(818)
CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from / (distributions to) parent company, net	8,784	(24,868)
Proceeds from issuance of long-term debt	515,000	—
Debt issuance costs	(11,311)	—
Dividend paid to a subsidiary of Sears Holdings Corporation	(500,000)	—
Net cash provided by (used in) financing activities	12,473	(24,868)
Effects of exchange rate changes on cash	263	(291)
NET INCREASE (DECREASE) IN CASH	42,565	(6,502)
CASH, BEGINNING OF PERIOD	22,411	28,257
CASH, END OF PERIOD	$64,976	$21,755
SUPPLEMENTAL INFORMATION:
Supplemental Cash Flow Data:
Unpaid liability to acquire property and equipment	$391	$1,196
Income taxes paid	$2,079	$1,325

See accompanying Notes to Condensed Consolidated and Combined Financial Statements.

LANDS’ END, INC.
Condensed Consolidated and Combined Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Net Parent Company Investment	Total Stockholders' Equity
(in thousands except share data)	Shares	Amount
Balance at February 1, 2013	—	$—	$—	$—	$(3,161)	$826,398	$823,237
Net income	—	—	—	—	—	7,336	7,336
Cumulative translation adjustment, net of tax	—	—	—	—	(805)	—	(805)
Distribution to parent company, net	—	—	—	—	—	(24,868)	(24,868)
Balance at May 3, 2013	—	$—	$—	$—	$(3,966)	$808,866	$804,900

Balance at January 31, 2014	—	$—	$—	$—	$(1,995)	$794,309	$792,314
Net income	—	—	—	5,946	—	4,922	10,868
Cumulative translation adjustment, net of tax	—	—	—	—	879	—	879
Contribution from parent company, net	—	—	—	—	—	8,784	8,784
Dividend paid to parent company	—	—	—	—	—	(500,000)	(500,000)
Separation related adjustments	—	—	—	—	—	32,481	32,481
Reclassification of net parent company investment to common stock and additional paid-in capital in conjunction with the separation	31,956,521	320	340,176	—	—	(340,496)	—
Balance at May 2, 2014	31,956,521	$320	$340,176	$5,946	$(1,116)	$—	$345,326

See accompanying Notes to Condensed Consolidated and Combined Financial Statements.

LANDS’ END, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
NOTE 1. BACKGROUND AND BASIS OF PRESENTATION
Description of Business and Separation
Lands' End, Inc. (“Lands’ End,” “we,” “us,” “our” or the “Company”) is a leading multi-channel retailer of casual clothing, accessories and footwear, as well as home products. We offer products through catalogs, online at www.landsend.com and affiliated specialty and international websites, and through retail locations, primarily at Lands’ End Shops at Sears and standalone Lands’ End Inlet stores that sell a combination of full-price and liquidation merchandise.
On March 14, 2014, the board of directors of Sears Holdings Corporation (inclusive of all of its subsidiaries, “Sears Holdings”) approved the distribution of the issued and outstanding shares of Lands’ End common stock on the basis of 0.300795 shares of Lands’ End common stock for each share of Sears Holdings Corporation common stock held on March 24, 2014, the record date (the “Separation”). Sears Holdings Corporation distributed 100 percent of the outstanding common stock of Lands’ End to its shareholders on April 4, 2014.
A Registration Statement on Form 10 relating to the Separation was filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”), and was subsequently amended by the Company and declared effective by the SEC on March 17, 2014. The Company’s common stock began “regular way” trading on the NASDAQ Stock Market after the distribution date under the symbol “LE”.
Prior to the completion of the Separation, Sears Holdings transferred all the remaining assets and liabilities of Lands’ End that were held by Sears Holdings to Lands’ End or its subsidiaries. Lands’ End also paid a dividend of $500.0 million to a subsidiary of Sears Holdings Corporation immediately prior to the Separation.
Basis of Presentation
The financial statements presented herein represent (i) periods prior to April 4, 2014 when we were a wholly owned subsidiary of Sears Holdings Corporation (referred to as “Condensed Combined Financial Statements”) and (ii) the period as of and subsequent to April 4, 2014 when we became a separate publicly-traded company (referred to as “Condensed Consolidated Financial Statements”).
The accompanying unaudited Condensed Consolidated and Combined Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all material adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. Dollar amounts are reported in thousands, except per share data, unless otherwise noted. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Lands' End Form 10-K filed with the SEC on March 25, 2014.
Our historical Condensed Combined Financial Statements have been prepared on a standalone basis and have been derived from the consolidated financial statements and accounting records of Sears Holdings. The Condensed Combined Financial Statements include Lands’ End, Inc. and subsidiaries and certain other items related to the Lands’ End business which were held by Sears Holdings prior to the Separation, primarily the Lands’ End Shops at Sears. These items were contributed by Sears Holdings to Lands’ End, Inc. prior to the Separation. These historical Condensed Combined Financial Statements reflect our financial position, results of operations and cash flows in conformity with GAAP.
The Condensed Combined Balance Sheets prior to April 4, 2014, include the allocation of certain assets and liabilities that have historically been held by Sears Holdings but which are specifically identifiable or allocable to Lands’ End. All intracompany transactions and accounts have been eliminated. Prior to the Separation, all intercompany transactions between Sears Holdings and Lands’ End were considered to be effectively settled in the Condensed Combined Financial Statements at the time the transactions were recorded. The total net effect of the settlement of these intercompany transactions is reflected in the Condensed Combined Statements of Cash Flows as a financing activity and in the Condensed Combined Balance Sheets as Net parent company investment.

Through April 4, 2014, Sears Holdings Corporation’s investment in Lands’ End is shown as Net parent company investment in the Condensed Combined Balance Sheet. Upon completion of the Separation, the Company had 31,956,521 shares of common stock outstanding at a par value of $0.01 per share. After Separation adjustments were recorded, the remaining Net parent company investment, which includes all earnings prior to Separation, was transferred to Additional paid-in capital.
As a business operation of Sears Holdings, we did not maintain our own tax and certain other corporate support functions prior to the Separation. We entered into agreements with Sears Holdings for the continuation of certain of these services, as well as to support the Lands' End Shops at Sears. These expenses had been allocated to Lands’ End based on direct usage or benefit where identifiable, with the remainder allocated on a pro rata basis based upon revenue, headcount, square footage or other measures. Lands’ End considers the expense allocation methodology and results to be reasonable for all periods presented. However, the costs and allocations charged to the Company by Sears Holdings do not necessarily reflect the costs of obtaining the services from unaffiliated third parties or of the Company providing the applicable services itself. The historical Condensed Combined Financial Statements contained herein may not be indicative of the Company’s financial position, operating results, and cash flows in the future, or what they would have been if it had been a standalone company during all periods presented. See Note 8 - Related Party.
Prior to the Separation, Sears Holdings provided financing, cash management and other treasury services to Lands' End. Sears Holdings used a centralized approach to its U.S. domestic cash management and financing of its operations. The majority of our cash was transferred to Sears Holdings on a daily basis. Sears Holdings was also our only source of funding for our operating and investing activities. Upon Separation, cash and restricted cash held by Sears Holdings were not allocated to Lands’ End unless the cash or restricted cash was held by an entity that was transferred to Lands’ End. Sears Holdings’ third-party debt, and the related interest expense, was not allocated to us for any of the periods presented as we were not the legal obligor of the debt and the Sears Holdings borrowings were not directly attributable to our business.
NOTE 2. INCOME TAXES
Lands’ End and Sears Holdings Corporation entered into a tax sharing agreement (the “Tax Sharing Agreement”) in connection with the Separation which governs Sears Holdings Corporation’s and Lands’ End’s respective rights, responsibilities and obligations after the Separation with respect to liabilities for U.S. federal, state, local and foreign taxes attributable to the Lands’ End business. In addition to the allocation of tax liabilities, the Tax Sharing Agreement addresses the preparation and filing of tax returns for such taxes and dispute resolution with taxing authorities regarding such taxes. Generally, Sears Holdings Corporation is liable for all pre-Separation U.S. federal, state and local income taxes. Lands’ End generally is liable for all other income taxes attributable to its business, including all foreign taxes.
As of May 2, 2014, the Company had gross unrecognized tax benefits (“UTBs”) of $8.8 million. Of this amount, $5.7 million would, if recognized, impact our effective tax rate, with the remaining amount being comprised of UTBs related to gross temporary differences or other indirect benefits. The Company does not expect that UTBs will fluctuate in the next 12 months for tax audit settlements and the expiration of the statute of limitations for certain jurisdictions. Pursuant to the Tax Sharing Agreement, Sears Holdings Corporation is generally responsible for all U.S. federal, state and local UTBs through the date of the Separation and, as such, they have been recorded in Net parent company investment on the Consolidated and Combined Balance Sheets.
The Company classifies interest expense and penalties related to UTBs and interest income on tax overpayments as components of income tax expense. As of May 2, 2014, the total amount of interest expense and penalties recognized on our balance sheet was $5.1 million ($3.3 million net of federal benefit). The total amount of net interest expense recognized in the Condensed Consolidated and Combined Statements of Comprehensive Operations was $0.1 million and $0.0 million for the 13 weeks ended May 2, 2014 and May 3, 2013, respectively. We file income tax returns in both the United States and various foreign jurisdictions. The Company is under examination by various state income tax jurisdictions for the years 2002–2012.

Impacts of Separation
Prior to the Separation, the tax provision and related tax accounts represented the tax attributable to the Company as if the Company filed a separate tax return.  However, the computed obligations were settled through Sears Holdings Corporation. Accordingly, the taxes payable and related tax payments were reflected directly in Net parent company investment in the Condensed Consolidated and Combined Balance Sheets.
As a result of the Separation, the Company will be filing its own income tax returns and, as a result certain tax attributes previously included in Net parent company investment have been reclassified.  Specifically, subsequent to the Separation the Company has reclassified (i) $30.1 million of deferred tax assets related primarily to foreign tax credits; and (ii) a $13.7 million reserve for uncertain tax positions out of Net parent company investment and into Deferred tax liabilities and Other liabilities, respectively, in the Condensed Consolidated and Combined Balance Sheets as of May 2, 2014.  In addition, pursuant to the Tax Sharing Agreement, a $13.7 million receivable has been recorded by the Company to reflect the indemnification by Sears Holdings Corporation of the pre-Separation uncertain tax positions for which Sears Holdings is responsible.  This receivable has been included in Other assets in the Condensed Consolidated and Combined Balance Sheets.
NOTE 3. EARNINGS PER SHARE
The numerator for both basic and diluted earnings per share (“EPS”) is net income attributable to Lands’ End. The denominator for basic and diluted EPS is based upon the number of weighted average shares of Lands’ End common stock outstanding during the reporting periods. For periods ended April 4, 2014 and prior, basic and diluted earnings per share are computed using the number of shares of Lands’ End common stock outstanding on April 4, 2014, the date on which the Lands’ End common stock was distributed to the shareholders of Sears Holdings Corporation. The same number of shares was used to calculate basic and diluted earnings per share since there were no dilutive securities in any of the periods presented.

	13 Weeks Ended
(in thousands, except per share amounts)	May 2, 2014	May 3, 2013
Net income	$10,868	$7,336
Basic and diluted earnings per common share	$0.34	$0.23
Basic and diluted average shares outstanding	31,957	31,957
NOTE 4. OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) encompasses all changes in equity other than those arising from transactions with stockholders, and is comprised solely of foreign currency translation adjustments and net income.

	13 Weeks Ended
(in thousands)	May 2, 2014	May 3, 2013
Beginning balance: Accumulated other comprehensive loss (net of tax of $1,211, and $1,938)	$(1,995)	$(3,161)
Other comprehensive income (loss)
Foreign currency translation adjustments (net of tax (expense) benefit of $(527) and $493)	879	(805)
Ending balance: Accumulated other comprehensive loss (net of tax of $684, and $2,431)	$(1,116)	$(3,966)
Comprehensive income—no amounts were reclassified out of Accumulated other comprehensive loss during any of the periods presented.

NOTE 5. DEBT
Debt Arrangements
In connection with the Separation, Lands’ End entered into an asset-based senior secured credit agreement, dated as of April 4, 2014, with Bank of America, N.A., which provides for maximum borrowings of $175.0 million (“ABL Facility”) for Lands’ End, subject to a borrowing base, with a $30.0 million sub facility for a United Kingdom subsidiary borrower of Lands’ End (the “UK Borrower”). The ABL Facility has a sub-limit of $70.0 million for domestic letters of credit and a sub-limit of $15.0 million for letters of credit for the UK Borrower. The ABL Facility is available for working capital and other general corporate purposes, and was undrawn at the Separation and at May 2, 2014, other than for letters of credit. The Company had borrowing availability under the ABL Facility of $160.2 million as of May 2, 2014, net of outstanding letters of credit of $14.8 million.
Also on April 4, 2014, Lands’ End entered into a term loan credit agreement with Bank of America, N.A., which provides a senior secured term loan facility of $515.0 million (the “Term Loan Facility” and, together with the ABL Facility, the “Facilities”), the proceeds of which were used to pay a dividend of $500.0 million to a subsidiary of Sears Holdings Corporation immediately prior to the Separation and to pay fees and expenses associated with the Facilities of approximately $11.3 million, with the remaining proceeds to be used for general corporate purposes. The fees were capitalized as debt issuance costs within Other assets on the Condensed Consolidated and Combined Balance Sheets and are being amortized as an adjustment to Interest expense over the remaining life of the Facilities.
Maturity; Amortization and Prepayments
The ABL Facility will mature on April 4, 2019. The Term Loan Facility will mature on April 4, 2021 and will amortize at a rate equal to 1% per annum, and is subject to mandatory prepayment in an amount equal to a percentage of the borrower’s excess cash flows in each fiscal year, ranging from 0% to 50% depending on Lands’ End’s secured leverage ratio, and the proceeds from certain asset sales and casualty events. The Company’s aggregate scheduled maturities of the Term Loan Facility as of May 2, 2014 are as follows:

(in thousands)
Less than 1 year	$5,150
1 - 2 years	5,150
2 - 3 years	5,150
3 - 4 years	5,150
4 - 5 years	5,150
Thereafter	489,250
$515,000
Guarantees; Security
All domestic obligations under the Facilities are unconditionally guaranteed by Lands’ End and, subject to certain exceptions, each of its existing and future direct and indirect domestic subsidiaries. In addition, the obligations of the UK Borrower under the ABL Facility are guaranteed by its existing and future direct and indirect subsidiaries organized in the United Kingdom. The ABL Facility is secured by a first priority security interest in certain working capital of the borrowers and guarantors consisting primarily of accounts receivable and inventory. The Term Loan Facility is secured by a second priority security interest in the same collateral, with certain exceptions.
The Term Loan Facility also is secured by a first priority security interest in certain property and assets of the borrowers and guarantors, including certain fixed assets and stock of subsidiaries. The ABL Facility is secured by a second priority security interest in the same collateral.
Interest; Fees
The interest rate on the Term Loan Facility was 4.25% at May 2, 2014. The interest rates per annum applicable to the loans under the Facilities are based on a fluctuating rate of interest measured by reference to, at the borrowers’ election, either (i) an adjusted London inter-bank offered rate (“LIBOR”) plus a borrowing margin, or (ii) an alternative base rate plus a borrowing margin. The borrowing margin is fixed for the Term Loan Facility at 3.25% in the case of LIBOR loans and 2.25% in the case of base rate loans. For the Term Loan Facility, LIBOR is subject to a 1% interest rate floor. The borrowing margin for the ABL Facility is subject to adjustment based on the average excess availability under the ABL Facility for the preceding fiscal quarter, and will range from 1.50% to 2.00% in the case of LIBOR borrowings and will range from 0.50% to 1.00% in the case of base rate borrowings.
Customary agency fees are payable in respect of both Facilities. The ABL Facility fees also include (i) commitment fees, based on a percentage ranging from approximately 0.25% to 0.375% of the daily unused portions of the ABL Facility, and (ii) customary letter of credit fees.
Representations and Warranties; Covenants
The Facilities contain various representations and warranties and restrictive covenants that, among other things and subject to specified exceptions, restrict the ability of Lands’ End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the ABL Facility falls below the greater of 10% of the loan cap amount or $15.0 million, Lands’ End will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Facilities do not otherwise contain financial maintenance covenants. The Company was in compliance with all financial covenants related to the Facilities as of May 2, 2014.
The Facilities contain certain affirmative covenants, including reporting requirements such as delivery of financial statements, certificates and notices of certain events, maintaining insurance, and providing additional guarantees and collateral in certain circumstances.
Events of Default
The Facilities include customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross defaults related to certain other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, and material judgments and change of control.
NOTE 6. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
The Company determines fair value of financial assets and liabilities based on the following fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three levels:
Level 1 inputs—unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. An active market for the asset or liability is one in which transactions for the asset or liability occurs with sufficient frequency and volume to provide ongoing pricing information.
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
The following table provides the fair value measurement amounts for financial assets and liabilities recorded on the Condensed Consolidated and Combined Balance Sheets at fair value:

(in thousands)	May 2, 2014	Level 1	Level 2	Level 3
Restricted cash	$3,300	$3,300	$—	$—

	May 3, 2013	Level 1	Level 2	Level 3
Restricted cash	$3,300	$3,300	$—	$—

	January 31, 2014	Level 1	Level 2	Level 3
Restricted cash	$3,300	$3,300	$—	$—
Cash, accounts receivable, accounts payable and other current liabilities are reflected on the Condensed Consolidated and Combined Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments.
Carrying values and fair values of other financial instruments in the Condensed Consolidated and Combined Balance Sheets are as follows:

	May 2, 2014
(in thousands)	Carrying Amount	Fair Value
Long-term debt, including short-term portion	$515,000	$515,000
Restricted cash amounts are valued based upon statements received from financial institutions. Long-term debt was valued utilizing level 2 valuation techniques as contract terms were deemed indicative of the current market due to the short duration between the execution of the agreement and the balance sheet date. There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis as of May 2, 2014, May 3, 2013 and January 31, 2014.

NOTE 7. GOODWILL AND INTANGIBLE ASSETS
Goodwill is the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method. The net carrying amount of goodwill, trade names and customer lists are within the Direct segment of reportable business segments. Total amortization expense relating to intangible assets was $0.7 million for both the 13 weeks ended May 2, 2014 and May 3, 2013. There were no impairments of goodwill or intangible assets during these periods.
The following summarizes goodwill and intangible assets:

		May 2, 2014		May 3, 2013		January 31, 2014
(in thousands)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Customer lists	10	$26,300	$23,917	$26,300	$21,286	$26,300	$23,258
Indefinite-lived intangible assets:
Trade names		528,300	—	528,300	—	528,300	—
Total intangible assets, net		$554,600	$23,917	$554,600	$21,286	$554,600	$23,258
Goodwill		$110,000		$110,000		$110,000

Estimated Future Amortization Expense
2014 (39 weeks)	$1,971
2015	412
NOTE 8. RELATED PARTY
According to forms Schedule 13D (Amendment No. 2) filed on April 8, 2014 and December 2, 2013 with the SEC by ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert (collectively, “ESL”), ESL beneficially owned significant portions of both the Company's and Sears Holdings Corporation's outstanding shares of common stock. Therefore Sears Holdings Corporation, the Company's former parent company, is considered a related party both prior to and subsequent to the Separation.
Prior to the Separation, Sears Holdings Corporation (including all of its non-Lands’ End subsidiaries) and the Company entered into various agreements: (i) to support the Lands’ End Shops at Sears; (ii) to provide various general corporate services; and (iii) to allow for the use of intellectual property or services. The amounts charged to the Company by Sears Holdings do not necessarily reflect the costs of obtaining the services from unaffiliated third parties or of the Company providing the applicable services itself. Management believes such costs are reasonable; however, the Condensed Consolidated and Combined Financial Statements contained herein may not be indicative of the Company’s financial position, operating results, and cash flows in the future, or what they would have been if it had been a standalone company during all periods presented. Unless indicated otherwise, the fees and expense charged are included in Selling and administrative expense in the Condensed Consolidated and Combined Statements of Comprehensive Operations.
In connection with the Separation, we entered into various agreements with Sears Holdings which, among other things, (i) govern specified aspects of our relationship following the Separation, especially with regards to the Lands’ End Shops at Sears, and (ii) establish terms pursuant to which subsidiaries of Sears Holdings Corporation are providing services to us.
References to and descriptions of the agreements below represent the agreements entered into as part of the Separation.  For descriptions of the agreements and the related allocation methodologies prior to the Separation, refer to Note 11 - Related Party in our 2013 Annual Report on Form 10-K.
The components of the transactions between the Company and Sears Holdings are as follows:
Lands’ End Shops at Sears
Related party costs charged by Sears Holdings to the Company related to Lands’ End Shops at Sears are as follows:

	13 Weeks Ended
(in thousands)	May 2, 2014	May 3, 2013
Rent, CAM and occupancy costs	$6,811	$7,005
Retail services, store labor	7,647	8,327
Supply chain costs	131	657
Financial services and payment processing	727	673
Total expenses	$15,316	$16,662
Number of Lands’ End Shops at Sears at period end	251	276
Rent, CAM and Occupancy Costs
The Company rents space in store locations owned or leased by Sears Roebuck and Co. (“Sears Roebuck”), a subsidiary of Sears Holdings Corporation. The agreements include a cost per square foot for rent, common area maintenance (“CAM”) and occupancy costs. The lease terms for the individual store locations generally terminate effective January 31, 2018, 2019, or 2020.
Retail Services, Store Labor

The Company contracts with Sears Roebuck to provide hourly labor and required systems and tools to service customers in the Lands’ End Shops at Sears. This includes dedicated staff to directly engage with customers and allocated overhead. The dedicated staff undergoes specific Lands’ End brand training. Required tools include point-of-sale, price lookup and labor scheduling systems.
Supply Chain Costs
The Company contracts with Sears Roebuck to provide logistics, handling, transportation and other services, primarily based upon inventory units processed, to assist in the flow of merchandise from vendors to the Lands’ End Shops at Sears locations.
Financial Services and Payment Processing
The Company contracts with Sears Holdings Management Corporation (“SHMC”), a subsidiary of Sears Holdings Corporation, to provide retail financing and payment solutions, primarily based upon customer credit card activity, including third-party payment acceptance, credit cards and gift cards.
General Corporate Services
Related party costs charged by Sears Holdings to the Company for general corporate services are as follows:

	13 Weeks Ended
(in thousands)	May 2, 2014	May 3, 2013
Sourcing	$1,861	$1,730
Shop Your Way	1,014	1,540
Shared services	133	89
Co-location and services	6	6
Total expenses	$3,014	$3,365
Sourcing
The Company contracts with Sears Holdings Global Sourcing, Ltd., a subsidiary of Sears Holdings Corporation, to provide agreed upon buying agency services in foreign territories from where the Company purchases merchandise. These services, primarily based upon inventory levels, include quality-control functions, regulatory compliance, delivery schedule tracking, product claims management and new vendor identification. These amounts are included in Cost of sales in the Condensed Consolidated and Combined Statements of Comprehensive Operations.
Shop Your Way
The Company contracts with SHMC to participate in Sears Holdings’ Shop Your Way (“SYW”) member loyalty program. Customers earn points on purchases which may be redeemed to pay for future purchases. SHMC charges the Company an expense as customers earn points. In 2014, as customers redeem points on purchases, a redemption expense is paid to SHMC. All SYW member loyalty program expenses are recorded in Cost of sales in the Condensed Consolidated and Combined Statements of Comprehensive Operations. In 2013, as customers redeemed points on purchases, Sears Holdings reimbursed the Company through a redemption credit. The redemption credit was $2.0 million for the 13 weeks ended May 3, 2013 and was included in Merchandise sales and services, net in the Condensed Consolidated and Combined Statements of Comprehensive Operations.
Shared Services
The Company contracts with SHMC to provide certain shared corporate services. These shared services include financing services (which includes use of the Private Label Letter of Credit program), treasury services (including tax and risk management), insurance coverage, shipping costs and compliance.
Co-Location and Services
The Company contracts with SHMC to host and support certain redundant information technology hardware,

software and operations at the Sears Data Center in Troy, Michigan for disaster mitigation and recovery efforts.
Use of Intellectual Property or Services
Related party revenue charged by the Company to Sears Holdings for the use of intellectual property or services is as follows:

(in thousands)	13 Weeks Ended
	May 2, 2014	May 3, 2013
Royalty income	$12	$13
Call center services	226	295
Gift card revenue	241	223
Credit card revenue	248	283
Total income	$727	$814
Royalty Income
The Company entered into a licensing agreement with SHMC whereby royalties are paid in consideration for sharing or use of intellectual property. Royalties received under this agreement are included in Merchandise sales and services, net in the Condensed Consolidated and Combined Statements of Comprehensive Operations.
Call Center Services
The Company has entered into a contract with SHMC to provide call center services in support of Sears Holdings’ SYW member loyalty program. This income is net of agreed upon costs directly attributable for the Company providing these services. The income is included in Merchandise sales and services, net and costs are included in Selling and administrative expenses in the Condensed Consolidated and Combined Statements of Comprehensive Operations.
Gift Card Revenue
The Company has entered into a contract with SHC Promotions LLC (“SHCP”), a subsidiary of Sears Holdings Corporation, to provide gift certificates, gift cards and store credits (“Credits”) for use by the Company. The Company offers Credits for sale on behalf of SHCP and redeems such items on the Company’s Internet websites, retail stores and other retail outlets for merchandise. The Company receives a commission fee on the face value for each Credit it sells, and a payment from Sears Holdings for certain Lands' End-branded Credits that are redeemed by Sears Holdings for non-Lands' End merchandise. The Company pays a transaction/redemption fee to SHCP for each Credit the Company redeems. The income net of associated expenses is included in Merchandise sales and services, net in the Condensed Consolidated and Combined Statements of Comprehensive Operations.
Credit Card Revenue
The Company has entered into a contract with SHMC to provide credit cards for customer sales transactions. The Company earns revenue based on the dollar volume of merchandise sales and receives a fee based on the generation of new credit card accounts. This income is included in Merchandise sales and services, net in the Condensed Consolidated and Combined Statements of Comprehensive Operations.
Additional Balance Sheet Information
At May 2, 2014, the Company included $4.6 million and $9.5 million in Accounts receivable, net and Accounts payable, respectively, in the Condensed Consolidated and Combined Balance Sheets to reflect amounts due from and owed to Sears Holdings. At May 2, 2014, a $13.7 million receivable was recorded by the Company in Other assets in the Condensed Consolidated and Combined Balance Sheets to reflect the indemnification by Sears Holdings Corporation of the pre-Separation uncertain tax positions for which Sears Holdings Corporation is responsible.

NOTE 9. SEGMENT REPORTING
The Company is a leading multi-channel retailer of casual clothing, accessories and footwear, as well as home products, and has two reportable segments: Direct and Retail. Both segments sell similar products—apparel, which includes accessories and footwear, and products for the home. Apparel and home revenues constituted over 99% of total revenues during each of the 13 week periods ended May 2, 2014 and May 3, 2013. The Company identifies reportable segments according to how business activities are managed and evaluated. Each of the Company’s operating segments are reportable segments and are strategic business units that offer similar products and services but are sold either directly from our warehouses (Direct) or through our retail stores (Retail). Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is the primary measure used to make decisions on allocating resources and assessing performance of each operating segment. Adjusted EBITDA is computed as Income before taxes appearing on the Condensed Consolidated and Combined Statements of Comprehensive Operations net of interest expense, depreciation and amortization and other significant items which, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, which may affect comparability of results. Reportable segment assets are those directly used in or clearly allocable to an operating segment’s operations. Depreciation, amortization, and property and equipment expenditures are recognized in each respective segment. There were no material transactions between reporting segments for the 13 weeks ended May 2, 2014 and May 3, 2013.

•
The Direct segment sells products through the Company’s e-commerce websites and direct mail catalogs. Operating costs consist primarily of direct marketing costs (catalog and e-commerce advertising costs); order processing and shipping costs; direct labor and benefits costs and facility costs. Assets primarily include goodwill and trade name intangible assets, inventory, accounts receivable, prepaid expenses (deferred catalog costs), technology infrastructure, and property and equipment.

•
The Retail segment sells products and services through dedicated Lands’ End Shops at Sears across the United States and the Company’s standalone Lands’ End Inlet stores. Operating costs consist primarily of labor and benefits costs; rent, CAM and occupancy costs; distribution costs; and in-store marketing costs. Assets primarily include inventory in the retail stores, fixtures and leasehold improvements.

Corporate overhead and other expenses include unallocated shared-service costs, which primarily consist of employee services and financial services, legal and corporate expenses. These expenses include labor and benefits costs, corporate headquarters occupancy costs and other administrative expenses. Assets include corporate headquarters and facilities, corporate cash and deferred income taxes.

Financial information by segment is presented in the following tables for the 13 weeks ended May 2, 2014 and May 3, 2013.
SUMMARY OF SEGMENT DATA

(in thousands)	Direct	Retail	Corporate/ Other	Total
13 Weeks Ended May 2, 2014
Merchandise sales and services, net	$276,041	$54,430	$12	$330,483
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	139,112	29,349	—	168,461
Selling and administrative	107,666	22,755	7,785	138,206
Depreciation and amortization	4,015	644	343	5,002
Other operating expense, net	—	—	20	20
Total costs and expenses	250,793	52,748	8,148	311,689
Operating income (loss)	25,248	1,682	(8,136)	18,794
Interest expense	—	—	1,925	1,925
Other income, net	—	—	137	137
Income (loss) before income taxes	25,248	1,682	(9,924)	17,006
Interest expense	—	—	1,925	1,925
Other income, net	—	—	137	137
Depreciation and amortization	4,015	644	343	5,002
Loss on disposal of property and equipment	—	—	20	20
Adjusted EBITDA	$29,263	$2,326	$(7,773)	$23,816

Total assets	$1,077,769	$66,808	$83,177	$1,227,754

Capital expenditures	$1,467	$—	$81	$1,548

(in thousands)	Direct	Retail	Corporate/ Other	Total
13 Weeks Ended May 3, 2013
Merchandise sales and services, net	$263,322	$55,700	$13	$319,035
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	136,901	27,546	—	164,447
Selling and administrative	105,134	24,968	6,874	136,976
Depreciation and amortization	4,428	887	337	5,652
Total costs and expenses	246,463	53,401	7,211	307,075
Operating income (loss)	16,859	2,299	(7,198)	11,960
Other income, net	—	—	1	1
Income (loss) before income taxes	16,859	2,299	(7,197)	11,961
Other income, net	—	—	1	1
Depreciation and amortization	4,428	887	337	5,652
Adjusted EBITDA	$21,287	$3,186	$(6,861)	$17,612

Total assets	$1,065,611	$69,450	$40,668	$1,175,729

Capital expenditures	$813	$1	$4	$818
NOTE 10. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company is party to various legal proceedings arising in the ordinary course of business. These actions include commercial, intellectual property, employment, regulatory and product liability claims. Some of these actions involve complex factual and legal issues and are subject to uncertainties. There are no material legal proceedings presently pending, except for routine litigation incidental to the business to which the Company is a party or of which any of its property is the subject, and the matters described below. The Company does not believe that the outcome of any current legal proceeding would have a material adverse effect on results of operations, cash flows or financial position taken as a whole.
Beginning in 2005, the Company initiated the first of several claims in Iowa County Circuit Court against the City of Dodgeville to recover overpaid taxes resulting from the city’s excessive assessment of the Company’s headquarters campus. As of June 12, 2014, the courts reviewing these claims have ordered the city to return, and the city has refunded, over $3.2 million in excessive taxes and interest to the Company, including approximately $1.6 million for the case involving the 2005 and 2006 tax years that was recognized in 2009, and a partial recovery of approximately $1.6 million for the consolidated cases, involving the 2007, 2009 and 2010 tax years, recognized in 2013 within Selling and administrative costs in the Condensed Consolidated and Combined Statement of Operations and for which the Company appealed seeking the remainder of our claim of $1.2 million plus additional interest. In September 2013, the Wisconsin Court of Appeals awarded the Company $0.7 million in tax reimbursement plus an as-yet uncalculated amount of interest on the Company’s claim relating to the 2008 tax year, which the City of Dodgeville has not yet paid. In May 2014, the Court of Appeals granted in part the Company's appeal of the consolidated 2007, 2009 and 2010 tax assessment cases, concluding that the Company was entitled to a further reduction in its 2007 and 2009 assessments. The Company estimates that this ruling will entitle the Company to an additional refund of approximately $0.6 million, plus an as-yet uncalculated amount of interest. Excluding the claim relating to the 2005 and 2006 tax years for which all appeals have been exhausted, the Company believes its outstanding claims covering the still-disputed tax years from 2007 through 2012 may yield a potential aggregate recovery from the City of Dodgeville of $3.3 million or more, none of which has been recorded in the Condensed Consolidated and Combined Financial Statements.
NOTE 11. SUPPLEMENTAL FINANCIAL INFORMATION
Prepaid expenses and other current assets consisted of the following at the periods ended:

(in thousands)	May 2, 2014	May 3, 2013	January 31, 2014
Prepaid advertising costs	$15,427	$19,245	$15,564
Other prepaid expenses	14,236	8,972	6,429
Total prepaid expenses and other current assets	$29,663	$28,217	$21,993
Other current liabilities consisted of the following at the periods ended:

(in thousands)	May 2, 2014	May 3, 2013	January 31, 2014
Deferred gift card revenue	$28,117	$25,949	$28,819
Accrued employee compensation and benefits	17,746	18,708	11,811
Reserve for sales returns and allowances	13,478	13,796	13,805
Deferred revenue	24,402	28,545	15,966
Accrued property, sales and other taxes	12,725	6,314	6,262
Short-term portion of long-term debt	5,150	—	—
Other	7,158	4,714	7,292
Total other current liabilities	$108,776	$98,026	$83,955
Non-cash Transactions
Certain non-cash transactions resulted at the time of the Separation.  Such transactions were accounted for as an adjustment to Net parent company investment and did not result in cash flows as follows:  (i) a $1.5 million liability related to postretirement benefits was transferred to Sears Holdings Corporation as it assumed administration and funding of the plan after the Separation, and (ii) as described in Note 2 - Income Taxes, upon Separation, certain tax attributes previously included within Net parent company investment were reclassified.
NOTE 12. RECENT ACCOUNTING PRONOUNCEMENTS
New Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This guidance will be effective for Lands' End in the first quarter of its fiscal year ending February 2, 2018. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company's Consolidated and Combined Financial Statements.
Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which modifies the requirements for disposals to qualify as discontinued operations and expands related disclosure requirements. This guidance will be effective for Lands' End in its fiscal year ending January 29, 2016. The adoption of this guidance is not expected to have a material impact on the Company's Consolidated and Combined Financial Statements.

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists, which requires an unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward that the entity intends to use and is available for settlement at the reporting date. The update was effective for the Company in the first quarter of 2014 and did not have a material impact on the Company’s Condensed Consolidated and Combined financial position, results of operations, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with the Condensed Consolidated and Combined Financial Statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. See “Item 1A. Risk Factors” and “Cautionary Statements Concerning Forward-Looking Statements” in our Annual Report filed on Form 10-K for the year ended January 31, 2014, for a discussion of the uncertainties, risks and assumptions associated with these statements.
Executive Overview
Description of the Company
Lands’ End, Inc. (“Lands’ End,” “we,” “us,” “our” or the “Company”) is a leading multi-channel retailer of casual clothing, accessories and footwear, as well as home products. We offer products through catalogs, online at www.landsend.com and affiliated specialty and international websites, and through retail locations, primarily at Lands’ End Shops at Sears and standalone Lands’ End Inlet stores that sell a combination of full-price and liquidation merchandise. We are a classic American lifestyle brand with a passion for quality, legendary service and real value, and we seek to deliver timeless style for men, women, kids and the home. Lands’ End was founded in 1963 in Chicago by Gary Comer and his partners to sell sailboat hardware and equipment by catalog. While our product focus has shifted significantly over the years, we have continued to adhere to our founder’s motto as one of our guiding principles: “Take care of the customer, take care of the employee and the rest will take care of itself.”
On March 14, 2014, the board of directors of Sears Holdings Corporation (inclusive of all of its subsidiaries, “Sears Holdings”) approved the distribution of the issued and outstanding shares of Lands’ End common stock on the basis of 0.300795 shares of Lands’ End common stock for each share of Sears Holdings Corporation common stock held on March 24, 2014, the record date (the “Separation”). Sears Holdings Corporation distributed 100 percent of the outstanding common stock of Lands’ End to its shareholders on April 4, 2014. Lands’ End had been acquired by Sears, Roebuck and Co., a wholly owned subsidiary of Sears Holdings, in 2002.
Basis of Presentation
The financial statements presented herein represent (i) periods prior to April 4, 2014 when we were a wholly owned subsidiary of Sears Holdings Corporation (referred to as “Condensed Combined Financial Statements”) and (ii) the period as of and subsequent to April 4, 2014 when we became a separate publicly-traded company (referred to as “Condensed Consolidated Financial Statements”).
Our historical Condensed Combined Financial Statements have been prepared on a standalone basis and have been derived from the consolidated financial statements of Sears Holdings and accounting records of Sears Holdings. The Condensed Combined Financial Statements include Lands’ End, Inc. and subsidiaries and certain other items related to the Lands’ End business which were held by Sears Holdings prior to the Separation, primarily the Lands’ End Shops at Sears. These items were contributed by Sears Holdings to Lands’ End, Inc. prior to the Separation. These historical Condensed Combined Financial Statements reflect our financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”).
The Condensed Combined Balance Sheets prior to April 4, 2014, include the allocation of certain assets and liabilities that have historically been held by Sears Holdings but which are specifically identifiable or allocable to Lands’ End. All intracompany transactions and accounts have been eliminated. Prior to the Separation, all intercompany transactions between Sears Holdings and Lands’ End are considered to be effectively settled in the Condensed Combined Financial Statements at the time the transactions are recorded. The total net effect of the settlement of these intercompany transactions is reflected in the Condensed Combined Statements of Cash Flows as a financing activity and in the Condensed Combined Balance Sheets as Net parent company investment.

Through April 4, 2014, Sears Holdings Corporation’s investment in Lands’ End is shown as Net parent company investment in the Condensed Combined Balance Sheet. Upon completion of the Separation, the Company had 31,956,521 shares of common stock outstanding at a par value of $0.01 per share. After Separation adjustments were recorded, the remaining Net parent company investment, which includes all earnings prior to the Separation, was transferred to Additional paid-in capital.
Impacts from the Separation from Sears Holdings
Following the Separation, we began operating as a separate, publicly traded company, independent from Sears Holdings, which has a range of impacts on our operations:
General administrative and separation costs. Historically, we have used the corporate functions of Sears Holdings for a variety of shared services. We will continue to pay Sears Holdings a fee for a variety of shared services (approximately $0.4 million in 2014). We believe that the assumptions and methodologies underlying these expenses from Sears Holdings are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been or will be incurred by us as we operate as a publicly traded company independent from Sears Holdings. We entered into agreements with Sears Holdings or its subsidiaries for the continuation of certain of these services on a transitional basis. We believe that the arrangements before the Separation, as reflected in the historical combined financial statements contained herein, are not materially different from the arrangements that were entered into as part of the Separation.
Standalone costs. We are also incurring increased costs as a result of becoming a publicly traded company independent from Sears Holdings. As a standalone company, we expect to incur incremental annual operating costs estimated to be approximately $8.0 million to $10.0 million to support our businesses, including management personnel, legal, finance, and human resources as well as certain costs associated with being a public company. We believe cash flows from operations will be sufficient to fund these additional operating charges, the majority of which will be realized as selling and administrative expenses.
In addition, we estimate one-time information technology costs related to the Separation to be approximately $2.0 million to $3.0 million. These one-time costs include costs to support our business and certain costs associated with being a standalone company. A portion of these expenditures may be capitalized and amortized over their useful lives and others will be expensed as incurred, depending on their nature.
     Sears Holdings Agreements. Following the Separation, Lands’ End and Sears Holdings operate separately, each as an independent company. We entered into certain agreements with Sears Holdings Corporation or its subsidiaries that effected the Separation, provided a framework for our relationship with Sears Holdings after the Separation and provided for the allocation between us and Sears Holdings of Sears Holdings’ assets, employees, liabilities and obligations (including its investments, property and tax-related assets and liabilities) attributable to periods prior to, at and after the Separation.
The prior arrangements, as reflected in the historical combined financial statements contained herein, are not materially different from the arrangements that were entered into with Sears Holdings in connection with the Separation, with the exception of the Shop Your Way member loyalty program. Net annual costs associated with the Shop Your Way member loyalty program are estimated to increase by approximately $11.0 to $13.0 million in 2014. The additional investment in the Shop Your Way member loyalty program is anticipated to be offset by increased profits from incremental revenue and reductions in promotions and advertising expense, as we expect to reduce our dependency on other marketing efforts as member engagement through the program continues to grow.
We do not believe that it will be necessary to employ a significant number of new employees to perform additional standalone or transition services. With respect to our retail operations, prior to the Separation, Sears Holdings provided retail staff for the Lands’ End Shops at Sears. Pursuant to a retail operations agreement, we contracted with Sears Holdings to continue to provide such staff following the Separation. We continue to rely on our existing field management working in conjunction with retail staff contracted from Sears Holdings to manage our Lands’ End Shops at Sears.
Debt Service Costs. We are also incurring increased costs related to an asset-based senior secured credit facility which provides for maximum borrowings of $175.0 million (the “ABL Facility”) and on a senior secured term loan facility of $515.0 million (the “Term Loan Facility” and, together with the ABL Facility, the “Facilities”). We anticipate interest costs related to the Facilities to be approximately $19.4 million for the ten months the

Facilities are effective in 2014. The interest costs include approximately $1.5 million of non-cash expense. Annual payments under the Facilities are expected to be the cash interest charges plus the Term Loan Facility seven year amortization of principal at a rate equal to 1% per annum. See “Liquidity and Capital Resources - Description of Material Indebtedness” below.
The aggregate amount of our standalone operating costs, the costs associated with our agreements with Sears Holdings, and the debt service costs that we expect to incur in connection with the Separation are not expected to significantly impact our liquidity. We expect that our cash flows from operations and the available borrowing capacity of $175.0 million under the ABL Facility will provide adequate resources to meet our capital requirements and operational needs for the remainder of the fiscal year. Beyond this fiscal year, we believe that our cash flows from operations, along with the ABL Facility will be adequate to meet our capital requirements and operational needs.
Due to these and other changes related to the Separation, the historical financial information included in this Quarterly Report on Form 10-Q may not necessarily reflect our financial position, results of operations and cash flows in the future or what our financial position, results of operations and cash flows would have been had we been an independent, publicly traded company during the periods prior to the Separation that are presented.
Seasonality
We experience seasonal fluctuations in our net sales and operating results and historically have realized a significant portion of our net sales and earnings for the year during our fourth fiscal quarter. We generated approximately 34% of our net sales in the fourth fiscal quarter of the past three years. Thus, lower than expected fourth quarter net sales could have an adverse impact on our annual operating results.
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
Results of Operations
The following table sets forth our consolidated results of operations for the 13 weeks ended May 2, 2014 and May 3, 2013:

	13 Weeks Ended
	May 2, 2014		May 3, 2013
(in thousands)	$’s	% of Net Sales	$’s	% of Net Sales
Merchandise sales and services, net	$330,483	100.0%	$319,035	100.0%
Cost of sales (excluding depreciation and amortization)	168,461	51.0%	164,447	51.5%
Gross margin	162,022	49.0%	154,588	48.5%
Selling and administrative	138,206	41.8%	136,976	42.9%
Depreciation and amortization	5,002	1.5%	5,652	1.8%
Other operating expense, net	20	—%	—	—%
Operating income	18,794	5.7%	11,960	3.7%
Interest expense	1,925	0.6%	—	—%
Other income, net	137	—%	1	—%
Income before income taxes	17,006	5.1%	11,961	3.7%
Income tax expense	6,138	1.9%	4,625	1.4%
Net income	$10,868	3.3%	$7,336	2.3%
Depreciation and amortization is not included in our cost of sales because we are a reseller of inventory and do not believe that including depreciation and amortization is meaningful. As a result, our gross margins may not be comparable to other entities that include depreciation and amortization related to the sale of their product in their gross margin measure.
Net Income and Adjusted EBITDA
We recorded net income of $10.9 million and $7.3 million for the 13 weeks ended May 2, 2014 and May 3, 2013, respectively. In addition to our net income determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted EBITDA measurement. Adjusted EBITDA is computed as net income appearing on the Condensed Consolidated and Combined Statements of Comprehensive Operations net of income tax expense, interest expense, depreciation and amortization, and certain significant items set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our businesses, as well as executive compensation metrics, for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.
While Adjusted EBITDA is a non-GAAP measurement, management believes that it is an important indicator of ongoing operating performance, and useful to investors, because:

•	EBITDA excludes the effects of financings and investing activities by eliminating the effects of interest and depreciation costs.

•
Other significant items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, which may affect comparability of results. We have adjusted our results for these items to make our statements more comparable and therefore more useful to investors as the items are not representative of our ongoing operations. For the 13 weeks ended May 2, 2014, we excluded the gain or loss on disposal of property and equipment as management considers the gains or losses on disposal of assets to result from investing decisions rather than ongoing operations.

	13 Weeks Ended
	May 2, 2014		May 3, 2013
(in thousands)	$’s	% of Net Sales	$’s	% of Net Sales
Net income	$10,868	3.3%	$7,336	2.3%
Income tax expense	6,138	1.9%	4,625	1.4%
Other income, net	(137)	—%	(1)	—%
Interest expense	1,925	0.6%	—	—%
Operating income	18,794	5.7%	11,960	3.7%
Depreciation and amortization	5,002	1.5%	5,652	1.8%
Loss on disposal of property and equipment	20	—%	—	—%
Adjusted EBITDA	$23,816	7.2%	$17,612	5.5%
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
13-Week Period Ended May 2, 2014 compared to the 13-Week Period Ended May 3, 2013
Merchandise Sales and Services, Net
Total revenues for the 13 weeks ended May 2, 2014 were $330.5 million, compared to $319.0 million in the same period of the prior year, an increase of $11.5 million, or 4%. The increase was attributable to an increase in our Direct segment revenue of $12.7 million partially offset by a decrease in our Retail segment revenue of $1.3 million.
Direct segment revenues were $276.0 million for the 13 weeks ended May 2, 2014, an increase of $12.7 million, or 5% from the same period of the prior year. The increase in Direct segment revenues was driven by an increase in our U.S. consumer business. The increase in the U.S. consumer business was largely attributable to strong response to our spring and summer product offerings, particularly women's swimwear.
Retail segment revenues were $54.4 million for the 13 weeks ended May 2, 2014, a decrease of $1.3 million, or 2% from the same period of the prior year. The decrease was primarily driven by a decrease in the number of Lands’ End Shops at Sears and a decrease in Shop Your Way member loyalty program redemption credits resulting from the commercial agreements entered into with Sears Holdings as part of the Separation, partially offset by an increase in same store sales. Same store sales in the Retail segment increased 3.4% driven by higher sales in the Company’s Lands’ End Shops at Sears. On May 2, 2014 the Company operated 251 Lands’ End Shops at Sears and 14 independent Inlet stores.
Gross Margin
Total gross margin was $162.0 million, or 49.0% of total revenues, compared to $154.6 million, or 48.5% of total revenues, for the 13 weeks ended May 2, 2014 and May 3, 2013, respectively.
The increase in gross margin was primarily driven by increased Direct segment gross margin to $136.9 million, or 49.6% of total Direct segment revenues, compared to $126.4 million, or 48.0% of total Direct segment revenues for the 13 weeks ended May 2, 2014 and May 3, 2013, respectively. The Direct segment gross margin rate increased 160 basis points and was fueled by significantly higher gross margin in the U.S. consumer business attributable to improved merchandise assortment architecture and more targeted promotions.
Retail segment gross margin was $25.1 million, or 46.1% of total Retail segment revenues, compared to $28.2 million, or 50.6% of total Retail segment revenues for the 13 weeks ended May 2, 2014 and May 3, 2013, respectively. The Retail segment gross margin rate decreased 450 basis points. The decrease was primarily driven by lower gross margin associated with an increased mix of clearance units and by incremental net costs associated with the Shop Your Way member loyalty program.
Selling and Administrative Expenses
Selling and administrative expenses were $138.2 million for the 13 weeks ended May 2, 2014 compared to $137.0 million for the comparable period in the prior year. The increase of $1.2 million in selling and administrative expense was primarily attributable to increased costs associated with being a standalone public company.
Selling and administrative expenses as a percentage of total revenues were 41.8% for the 13 weeks ended May 2, 2014 and 42.9% for the 13 weeks ended May 3, 2013. The decrease was primarily due to a 4% increase in revenues versus a 1% increase in selling and administrative expenses which resulted in increased leverage of selling and administrative expenses.

Operating Income
Operating income was $18.8 million in the 13 weeks ended May 2, 2014, compared to operating income of $12.0 million in the 13 weeks ended May 3, 2013. The increase in operating income of $6.8 million, or 57%, was primarily driven by increased gross margin, partially offset by increased selling and administrative expenses.

Interest Expense
Interest expense was $1.9 million in the 13 weeks ended May 2, 2014, and was attributable to higher debt levels and costs related to the issuance of the Term Loan Facility, which was used to pay a $500.0 million dividend to a subsidiary of Sears Holdings Corporation immediately prior to the Separation. We did not incur Interest expense in the 13 weeks ended May 3, 2013.
Income Tax Expense
Our effective tax rate was 36.1% and 38.7% for the 13 weeks ended May 2, 2014 and May 3, 2013, respectively. The decreased rate was primarily due to lower effective state tax rates and one-time Separation related items.
Adjusted EBITDA
Adjusted EBITDA was $23.8 million in the 13 weeks ended May 2, 2014, compared to Adjusted EBITDA of $17.6 million in the 13 weeks ended May 3, 2013. The 35% increase was primarily driven by the increase in operating income of $6.8 million described above.
Liquidity and Capital Resources
Our primary need for liquidity is to fund working capital requirements of our business, capital expenditures, debt service and for general corporate purposes. The ABL Facility serves as a source of liquidity for short-term working capital needs and general corporate purposes. We expect that our cash flows from operations and the available borrowing capacity of $175.0 million under the ABL Facility will provide adequate resources to meet our capital requirements and operational needs for the remainder of the fiscal year. Beyond this fiscal year, we believe that our cash flow from operations, along with our ABL Facility will be adequate to meet our capital requirements and operational needs. Cash generated from our net sales and profitability, and somewhat to a lesser extent our changes in working capital, are driven by the seasonality of our business, with a disproportionate amount of net merchandise sales and operating cash flows occurring in the fourth fiscal quarter of each year.
Our working capital needs have been met primarily through funds generated from operations, with additional funding from Sears Holdings prior to the Separation to meet short-term working capital needs, mainly for our seasonal inventory builds. Sears Holdings used a centralized approach to its U.S. domestic cash management and financing of its operations. The majority of our cash was transferred to Sears Holdings on a daily basis. Sears Holdings was also our only source of funding for our operating and investing activities prior to the Separation. The principal methods by which Sears Holdings funded Lands’ End were to cover corporate and other expenses and to fund our seasonal inventory builds.
Description of Material Indebtedness
Debt Arrangements
Lands’ End entered into an asset-based senior secured credit agreement, dated as of April 4, 2014, with Bank of America, N.A., which provides for maximum borrowings of $175.0 million under the ABL Facility for Lands’ End, subject to a borrowing base, with a $30.0 million sub facility for a United Kingdom subsidiary borrower of Lands’ End (the “UK Borrower”). The ABL Facility has a sub-limit of $70.0 million for domestic letters of credit and a sub-limit of $15.0 million for letters of credit for the UK Borrower. The ABL Facility is available for working capital and other general corporate purposes, and was undrawn at the Separation and at May 2, 2014, other than for letters of credit. The Company had borrowing availability under the ABL Facility of $160.2 million as of May 2, 2014, net of outstanding letters of credit of $14.8 million.
Also on April 4, 2014, Lands’ End entered into a term loan credit agreement with Bank of America, N.A., with respect to the Term Loan Facility of $515.0 million, the proceeds of which were used to pay a dividend of $500.0 million to a subsidiary of Sears Holdings Corporation immediately prior to the Separation and to pay fees and expenses associated with the Facilities of approximately $11.3 million, with the remaining proceeds to be used for general corporate purposes.

Maturity; Amortization and Prepayments
The ABL Facility will mature on April 4, 2019. The Term Loan Facility will mature on April 4, 2021 and will amortize at a rate equal to 1% per annum, and is subject to mandatory prepayment in an amount equal to a percentage of the borrower’s excess cash flows in each fiscal year, ranging from 0% to 50% depending on Lands’ End’s secured leverage ratio, and the proceeds from certain asset sales and casualty events.
Guarantees; Security
All domestic obligations under the Facilities are unconditionally guaranteed by Lands’ End and, subject to certain exceptions, each of its existing and future direct and indirect domestic subsidiaries. In addition, the obligations of the UK Borrower under the ABL Facility are guaranteed by its existing and future direct and indirect subsidiaries organized in the United Kingdom. The ABL Facility is secured by a first priority security interest in certain working capital of the borrowers and guarantors consisting primarily of accounts receivable and inventory. The Term Loan Facility is secured by a second priority security interest in the same collateral, with certain exceptions.
The Term Loan Facility also is secured by a first priority security interest in certain property and assets of the borrowers and guarantors, including certain fixed assets and stock of subsidiaries. The ABL Facility is secured by a second priority security interest in the same collateral.
Interest; Fees
The interest rates per annum applicable to the loans under the Facilities are based on a fluctuating rate of interest measured by reference to, at the borrowers’ election, either (i) an adjusted London inter-bank offered rate (“LIBOR”) plus a borrowing margin, or (ii) an alternative base rate plus a borrowing margin. The borrowing margin is fixed for the Term Loan Facility at 3.25% in the case of LIBOR loans and 2.25% in the case of base rate loans. For the Term Loan Facility, LIBOR is subject to a 1% interest rate floor. The borrowing margin for the ABL Facility is subject to adjustment based on the average excess availability under the ABL Facility for the preceding fiscal quarter, and will range from 1.50% to 2.00% in the case of LIBOR borrowings and will range from 0.50% to 1.00% in the case of base rate borrowings.

Customary agency fees are payable in respect of both facilities. The ABL Facility fees also include (i) commitment fees, based on a percentage ranging from approximately 0.25% to 0.375% of the daily unused portions of the facility, and (ii) customary letter of credit fees.
Representations and Warranties; Covenants
The Facilities contain various representations and warranties and restrictive covenants that, among other things and subject to specified exceptions, restrict the ability of Lands’ End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the ABL Facility falls below the greater of 10% of the loan cap amount or $15.0 million, Lands’ End will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Facilities do not otherwise contain financial maintenance covenants. The Company was in compliance with all financial covenants related to the Facilities as of May 2, 2014.
The Facilities contain certain affirmative covenants, including reporting requirements such as delivery of financial statements, certificates and notices of certain events, maintaining insurance, and providing additional guarantees and collateral in certain circumstances.
Events of Default
The Facilities include customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross defaults related to certain other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, and material judgments and change of control.

Cash Flows from Operating Activities
Operating activities generated net cash of $31.4 million and $19.5 million for the 13 weeks ended May 2, 2014 and May 3, 2013, respectively. Our primary source of operating cash flows is the sale of merchandise goods and services to customers, while the primary use of cash in operations is the purchase of merchandise inventories.
Net cash provided by operating activities increased $11.9 million for the 13 weeks ended May 2, 2014 compared to the 13 weeks ended May 3, 2013 primarily due to more efficient inventory management and higher net income in the 13 weeks ended May 2, 2014.
Cash Flows from Investing Activities
Net cash used in investing activities was $1.5 million and $0.8 million for the 13 weeks ended May 2, 2014 and May 3, 2013, respectively. Cash used in investing activities for both periods was primarily used for investment in information technology infrastructure and property and equipment.
For 2014, we plan to invest a total of approximately $25.0 - $30.0 million in capital expenditures for strategic investments and infrastructure, primarily in technology and general corporate needs.
Cash Flows from Financing Activities
Net cash provided by financing activities was $12.5 million for the 13 weeks ended May 2, 2014 compared to net cash used for financing activities of $24.9 million for the 13 weeks ended May 3, 2013. Financing activities in the 13 weeks ended May 2, 2014 consisted of cash proceeds of $515.0 million from our Term Loan Facility and a $8.8 million contribution from Sears Holdings, offset by a $500.0 million dividend paid to a subsidiary of Sears Holdings Corporation prior to the Separation and $11.3 million of debt issuance costs related to the Facilities. Financing activities for the 13 weeks ended May 3, 2013 consisted of intercompany activity with Sears Holdings.
Contractual Obligations and Off-Balance-Sheet Arrangements
We have no material off-balance-sheet arrangements other than the guarantees and contractual obligations that are discussed below.
Information concerning our obligations and commitments to make future payments under contracts such as lease agreements, and under contingent commitments, as of May 2, 2014, is aggregated in the following table:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	2-3 Years	4-5 Years	After 5 years

Operating leases(1)	$143,633	$31,098	$56,205	$41,840	$14,490
Principal payments on long-term debt	515,000	5,150	10,300	10,300	489,250
Interest on long-term debt and ABL Facility fees	154,492	23,572	45,324	44,461	41,135
Purchase obligations(2)	261,458	261,458	—	—	—
Total contractual obligations	$1,074,583	$321,278	$111,829	$96,601	$544,875

(1)    Operating lease obligations consist primarily of future minimum lease commitments related to store operating leases.
(2)    Purchase obligations primarily represent open purchase orders to purchase inventory.

At May 2, 2014, Lands’ End had gross unrecognized tax benefits of $8.8 million, which are not reflected in the table above. We are unable to reasonably estimate the timing of liability payments arising from uncertain tax positions in individual years due to uncertainties in the timing of effective settlement of tax positions.

Financial Instruments with Off-Balance-Sheet Risk
Lands’ End entered into the ABL Facility, which provides for maximum borrowings of $175.0 million for Lands’ End, subject to a borrowing base, with a $30.0 million sub facility for the UK Borrower. The ABL Facility has a sub-limit of $70.0 million for domestic letters of credit and a sub-limit of $15.0 million for letters of credit for the UK Borrower. The ABL Facility is available for working capital and other general corporate purposes, and was undrawn at the Separation and at May 2, 2014, other than for letters of credit. The Company had borrowing availability under the ABL Facility of $160.2 million as of May 2, 2014, net of outstanding letters of credit of $14.8 million.

In addition, Lands’ End has a $2.3 million foreign subsidiary credit facility that is supported by a Lands’ End, Inc. guarantee. This credit facility guarantees and allows for deferred payment of custom duties. This credit facility was not utilized during the 13 weeks ended May 2, 2014 and May 3, 2013.

Application of Critical Accounting Policies and Estimates
We believe that the assumptions and estimates associated with inventory valuation, goodwill and intangible asset impairment assessments and income taxes have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

There have been no material changes to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014.
Recent Accounting Pronouncements
See Part I, Item I Note 12 – Recent Accounting Pronouncements, of the Condensed Consolidated and Combined Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements made in this Quarterly Report on Form 10-Q contain forward-looking statements. Forward-looking statements are subject to risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include without limitation information concerning our future financial performance, business strategy, plans, goals and objectives.
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
The following factors, among others, could cause our actual results, performance, and achievements to differ from those described in the forward-looking statements: our ability to offer merchandise and services that customers want to purchase; changes in customer preference for our branded merchandise; customers’ use of our digital platform, including our e-commerce websites, and response to direct mail catalogs and digital marketing; the success of our overall marketing strategies, including our maintenance of a robust customer list; our dependence on information technology and a failure of information technology systems, including with respect to our e-commerce operations, or an inability to upgrade or adapt our systems; fluctuations and increases in the costs of raw materials; impairment of our relationships with our vendors; our failure to maintain the security of customer, employee or company information; our failure to compete effectively in the apparel industry; the performance of our “store within a store” business model; if Sears, Roebuck and Co. sells or disposes of its retail stores or if its retail business does not attract customers or does not adequately promote the Lands’ End Shops at Sears; legal, regulatory, economic and political risks associated with international trade and those markets in which we conduct business and source our merchandise; our failure to protect or preserve the image of our brands and our intellectual property rights; increases in postage, paper and printing costs; failure by third parties who provide us with services in connection with certain aspects of our business to perform their obligations; our failure to timely and effectively obtain shipments of products from our vendors and deliver merchandise to our customers; reliance on promotions and markdowns to encourage consumer purchases; our failure to efficiently manage inventory levels; unseasonal or severe weather conditions; the seasonal nature of our business; the adverse effect on our reputation if our independent vendors do not use ethical business practices or comply with applicable laws and regulations; assessments for additional state taxes; our exposure to periodic litigation and other regulatory proceedings, including with respect to product liability claims; incurrence of charges due to impairment of goodwill, other intangible assets and long-lived assets; our failure to retain our executive management team and to attract qualified new personnel; the impact on our business of adverse worldwide economic and market conditions, including economic factors that negatively impact consumer spending on discretionary items; the inability of our past performance generally, as reflected on our historical financial statements, to be indicative of our future performance; the impact of increased costs due to a decrease in our purchasing power following the Separation and other losses of benefits associated with being a subsidiary of Sears Holdings; the failure of Sears Holdings or its subsidiaries to perform under various transaction agreements that have been executed in connection with the Separation or our failure to have necessary systems and services in place when certain of the transaction agreements expire; our agreements related to the Separation and our continuing relationship with Sears Holdings were negotiated while we were a subsidiary of Sears Holdings and we may have received better terms from an unaffiliated third party; potential indemnification liabilities to Sears Holdings pursuant to the separation and distribution agreement; our inability to engage in certain corporate transactions after the Separation; the ability of our principal shareholders to exert substantial influence over us; our difficulty in operating as a separate entity following the Separation; our failure to achieve some or all of the expected benefits of the Separation, and adverse effects of the Separation on our business; potential liabilities under fraudulent conveyance and transfer laws and legal capital requirements; uncertainty relating to the development and continuation of an active trading market for our common stock; declines in our stock price due to the eligibility of a number of our shares of common stock for future sale; our inability to pay dividends; and increases in our expenses and administrative burden in relation to becoming a public company, in particular to bring us into compliance with certain provisions of the Sarbanes-Oxley Act of 2002.
The foregoing factors should not be understood as exhaustive and should be read in conjunction with the other cautionary statements, including the “Risk Factors,” that are included in this Quarterly Report on Form 10-Q and in our other filings with the SEC and our other public announcements. While we believe that our forecasts and assumptions are reasonable, we caution that actual results may differ materially. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by our forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to publicly update or review any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or circumstances or otherwise.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in currency rates. We have not been materially impacted by fluctuations in foreign currency exchange rates as a significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of May 2, 2014, we had $7.3 million of cash denominated in foreign currencies, principally in Euros and British Pound Sterling. We do not enter into financial instruments for trading purposes or hedging and have not used, and currently do not anticipate using, any derivative financial instruments. We do not consider our foreign earnings to be permanently reinvested.
We are subject to interest rate risk with our Term Loan Facility and our ABL Facility, as both require us to pay interest on outstanding borrowings at variable rates. Each one percentage point change in interest rates associated with the Term Loan Facility would result in a $5.2 million change in our annual cash interest expenses. Assuming our ABL Facility was fully drawn to a principal amount equal to $175.0 million, each one percentage point change in interest rates would result in a $1.8 million change in our annual cash interest expense.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based on their evaluation for the period covered by this Quarterly Report on Form 10-Q, Lands’ End’s President and Chief Executive Officer and Executive Vice President, Chief Operating Officer/Chief Financial Officer and Treasurer have concluded that, as of May 2, 2014, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the Company’s first fiscal quarter ended May 2, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
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
Beginning in 2005, the Company initiated the first of several claims in Iowa County Circuit Court against the City of Dodgeville to recover overpaid taxes resulting from the city’s excessive assessment of the Company’s headquarters campus. As of June 12, 2014, the courts reviewing these claims have ordered the city to return, and the city has refunded, over $3.2 million in excessive taxes and interest to the Company, including approximately $1.6 million for the case involving the 2005 and 2006 tax years that was recognized in 2009, and a partial recovery of approximately $1.6 million for the consolidated cases, involving the 2007, 2009 and 2010 tax years, recognized in 2013 within Selling and administrative costs in the Condensed Consolidated and Combined Statement of Operations and for which the Company appealed seeking the remainder of our claim of $1.2 million plus additional interest. In September 2013, the Wisconsin Court of Appeals awarded the Company $0.7 million in tax reimbursement plus an as-yet uncalculated amount of interest on the Company’s claim relating to the 2008 tax year, which the City of Dodgeville has not yet paid. In May 2014, the Court of Appeals granted in part the Company's appeal of the consolidated 2007, 2009 and 2010 tax assessment cases, concluding that the Company was entitled to a further reduction in its 2007 and 2009 assessments. The Company estimates that this ruling will entitle the Company to an additional refund of approximately $0.6 million, plus an as-yet uncalculated amount of interest. Excluding the claim relating to the 2005 and 2006 tax years for which all appeals have been exhausted, the Company believes its outstanding claims covering the still-disputed tax years from 2007 through 2012 may yield a potential aggregate recovery from the City of Dodgeville of $3.3 million or more, none of which has been recorded in the Condensed Consolidated and Combined Financial Statements.
ITEM 1A. RISK FACTORS
There have been no material changes with respect to the factors disclosed in our Annual Report filed on Form 10-K for the year ended January 31, 2014, which was filed with the SEC on March 25, 2014.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the 13 weeks ended May 2, 2014 and May 3, 2013, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5: OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
See Index of Exhibits, which is incorporated herein by reference as if it was part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lands’ End, Inc.

By:	/s/ Michael P. Rosera
Michael P. Rosera
Executive Vice President, Chief Operating Officer/Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: June 12, 2014

Index of Exhibits

2.1
Separation and Distribution Agreement, dated as of April 4, 2014, by and between Sears Holdings Corporation and Lands’ End, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on April 8, 2014 (File No. 001-09769))

3.1	Amended and Restated Bylaws of Lands’ End, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on April 8, 2014 (File No. 001-09769))

4.1
ABL Credit Agreement, dated as of April 4, 2014, by and between Lands’ End, Inc. (as the Domestic Borrower), Lands’ End Europe Limited (as the UK Borrower), Bank of America, N.A. (as Administrative Agent and Collateral Agent), the Other Lenders party thereto, Bank of America, N.A. and GE Capital Markets, Inc. (as Joint Lead Arrangers and Joint Bookrunners), General Electric Capital Corporation (as Syndication Agent) and Bank of Montreal (as Documentation Agent). (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on April 8, 2014 (File No. 001-09769))

4.2
Term Loan Credit Agreement, dated as of April 4, 2014, among Lands’ End, Inc. (as the Borrower), Bank of America, N.A. (as Administrative Agent and Collateral Agent and as Arranger and Bookrunner) and the Lenders party thereto. (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on April 8, 2014 (File No. 001-09769))

4.3
Guaranty and Security Agreement, dated as of April 4, 2014, among Lands’ End, Inc. (as Domestic Borrower) and certain of its wholly-owned subsidiaries, each as a Grantor, the other grantors from time to time party thereto and Bank of America, N.A., as Agent. (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on April 8, 2014 (File No. 001-09769))

4.4
Term Loan Guarantee and Security Agreement, dated as of April 4, 2014, among Lands’ End, Inc., as Borrower and certain of its wholly-owned subsidiaries, each as a Grantor, the other grantors from time to time party thereto and Bank of America, N.A., as Agent. (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on April 8, 2014 (File No. 001-09769))

10.1
Transition Services Agreement, dated as of April 4, 2014, by and between Sears Holdings Management Corporation and Lands’ End, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 8, 2014 (File No. 001-09769))

10.2
Tax Sharing Agreement, dated as of April 4, 2014, by and between Sears Holdings Corporation and Lands’ End, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 8, 2014 (File No. 001-09769))

10.3
Master Lease Agreement, dated as of April 4, 2014, by and between Sears, Roebuck and Co. and Lands’ End, Inc.† (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 8, 2014 (File No. 001-09769))

10.4
Master Sublease Agreement, dated as of April 4, 2014, by and between Sears, Roebuck and Co. and Lands’ End, Inc.† (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on April 8, 2014 (File No. 001-09769))

10.5
Lands’ End Shops at Sears Retail Operations Agreement, dated as of April 4, 2014, by and between Sears, Roebuck and Co. and Lands’ End, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on April 8, 2014 (File No. 001-09769))

10.6
Shop Your WaySM Retail Establishment Agreement, dated as of April 4, 2014, by and between Sears Holdings Management Corporation and Lands’ End, Inc.† (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on April 8, 2014 (File No. 001-09769))

10.7
Financial Services Agreement, dated as of April 4, 2014, by and between Sears Holdings Management Corporation and Lands’ End, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on April 8, 2014 (File No. 001-09769))

10.8
Buying Agency Agreement, dated as of April 4, 2014, by and between Sears Holdings Global Sourcing, Ltd. and Lands’ End, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on April 8, 2014 (File No. 001-09769))

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Index of Exhibits

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”