Form 10-Q
period 2014-08-01
LANDS' END, INC.
filed 2014-09-10
CIK 799288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 1, 2014
-OR-

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to                      to                     .
Commission File Number: 001-09769

Lands’ End, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-2512786
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

1 Lands End Lane Dodgeville, Wisconsin	53595
(Address of Principal Executive Offices)	(Zip Code)
Issuer’s Telephone Number, Including Area Code: (608) 935-9341
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    YES  ☒    NO  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of September 10, 2014, the registrant had 31,956,521 shares of common stock, $0.01 par value, outstanding.

LANDS’ END, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LANDS’ END, INC.
Condensed Consolidated and Combined Statements of Comprehensive Operations
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(in thousands except per share data)	August 1, 2014	August 2, 2013	August 1, 2014	August 2, 2013
REVENUES
Merchandise sales and services, net	$347,222	$329,561	$677,705	$648,596
COSTS AND EXPENSES
Cost of sales (excluding depreciation and amortization)	178,816	179,887	347,277	344,334
Selling and administrative	138,283	125,889	276,489	262,865
Depreciation and amortization	4,825	5,346	9,827	10,998
Other operating expense, net	—	52	20	52
Total costs and expenses	321,924	311,174	633,613	618,249
Operating income	25,298	18,387	44,092	30,347
Interest expense	6,205	—	8,130	—
Other income, net	203	22	340	23
Income before income taxes	19,296	18,409	36,302	30,370
Income tax expense	7,451	7,120	13,589	11,745
NET INCOME	$11,845	$11,289	$22,713	$18,625
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(497)	(364)	382	(1,169)
COMPREHENSIVE INCOME	$11,348	$10,925	$23,095	$17,456
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO STOCKHOLDERS (Note 4)
Basic:	$0.37	$0.35	$0.71	$0.58
Diluted:	$0.37	$0.35	$0.71	$0.58

Basic weighted average common shares outstanding	31,957	31,957	31,957	31,957
Diluted weighted average common shares outstanding	31,962	31,957	31,959	31,957

See accompanying Notes to Condensed Consolidated and Combined Financial Statements.

LANDS’ END, INC.
Condensed Consolidated and Combined Balance Sheets
(Unaudited)

(in thousands, except share data)	August 1, 2014	August 2, 2013	January 31, 2014
ASSETS
Current assets
Cash	$132,837	$28,299	$22,411
Restricted cash	3,300	3,300	3,300
Accounts receivable, net	24,818	18,046	33,617
Inventories, net	366,192	415,208	369,928
Prepaid expenses and other current assets	28,060	27,382	21,993
Total current assets	555,207	492,235	451,249
Property and equipment	98,574	101,276	101,096
Goodwill	110,000	110,000	110,000
Intangible assets, net	530,027	532,656	531,342
Other assets	23,286	670	588
TOTAL ASSETS	$1,317,094	$1,236,837	$1,194,275
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$163,249	$139,614	$115,387
Deferred tax liabilities	3,681	6,493	4,019
Other current liabilities	97,845	75,558	83,955
Total current liabilities	264,775	221,665	203,361
Long-term debt	508,563	—	—
Long-term deferred tax liabilities	170,461	195,303	195,534
Other liabilities	15,839	3,197	3,066
TOTAL LIABILITIES	959,638	420,165	401,961
Commitments and contingencies (Note 11)
STOCKHOLDERS' EQUITY
Common stock, par value $0.01- authorized: 480,000,000 shares; issued and outstanding: 31,956,521	320	—	—
Additional paid-in capital	340,958	—	—
Retained earnings	17,791	—	—
Net parent company investment	—	821,002	794,309
Accumulated other comprehensive loss	(1,613)	(4,330)	(1,995)
Total stockholders’ equity	357,456	816,672	792,314
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,317,094	$1,236,837	$1,194,275

See accompanying Notes to Condensed Consolidated and Combined Financial Statements.

LANDS’ END, INC.
Condensed Consolidated and Combined Statements of Cash Flows
(Unaudited)

	26 Weeks Ended
(in thousands)	August 1, 2014	August 2, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,713	$18,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,827	10,998
Amortization of debt issuance costs	621	—
Loss on disposal of property and equipment	20	52
Stock-based compensation	782	—
Deferred income taxes	4,250	3,063
Change in operating assets and liabilities:
Inventories	4,801	(38,486)
Accounts payable	50,319	28,765
Other operating assets	9,012	7,443
Other operating liabilities	2,842	(4,499)
Net cash provided by operating activities	105,187	25,961
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	—	9
Purchases of property and equipment	(5,716)	(1,762)
Net cash used in investing activities	(5,716)	(1,753)
CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from / (distributions to) parent company, net	8,784	(24,021)
Proceeds from issuance of long-term debt	515,000	—
Payments on term loan facility	(1,287)	—
Debt issuance costs	(11,396)	—
Dividend paid to a subsidiary of Sears Holdings Corporation	(500,000)	—
Net cash provided by (used in) financing activities	11,101	(24,021)
Effects of exchange rate changes on cash	(146)	(145)
NET INCREASE IN CASH	110,426	42
CASH, BEGINNING OF PERIOD	22,411	28,257
CASH, END OF PERIOD	$132,837	$28,299
SUPPLEMENTAL INFORMATION:
Supplemental Cash Flow Data:
Unpaid liability to acquire property and equipment	$1,646	$1,527
Income taxes paid	$7,853	$3,294
Interest paid	$7,959	$—

See accompanying Notes to Condensed Consolidated and Combined Financial Statements.

LANDS’ END, INC.
Condensed Consolidated and Combined Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Net Parent Company Investment	Total Stockholders' Equity
(in thousands except share data)	Shares	Amount
Balance at February 1, 2013	—	$—	$—	$—	$(3,161)	$826,398	$823,237
Net income	—	—	—	—	—	18,625	18,625
Cumulative translation adjustment, net of tax	—	—	—	—	(1,169)	—	(1,169)
Distributions to parent company, net	—	—	—	—	—	(24,021)	(24,021)
Balance at August 2, 2013	—	$—	$—	$—	$(4,330)	$821,002	$816,672

Balance at January 31, 2014	—	$—	$—	$—	$(1,995)	$794,309	$792,314
Net income	—	—	—	17,791	—	4,922	22,713
Cumulative translation adjustment, net of tax	—	—	—	—	382	—	382
Stock-based compensation expense	—	—	782	—	—	—	782
Contribution from parent company, net	—	—	—	—	—	8,784	8,784
Dividend paid to parent company	—	—	—	—	—	(500,000)	(500,000)
Separation related adjustments	—	—	—	—	—	32,481	32,481
Reclassification of net parent company investment to common stock and additional paid-in capital in conjunction with the separation	31,956,521	320	340,176	—	—	(340,496)	—
Balance at August 1, 2014	31,956,521	$320	$340,958	$17,791	$(1,613)	$—	$357,456

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
On March 14, 2014, the board of directors of Sears Holdings Corporation (inclusive of all of its subsidiaries, “Sears Holdings”) approved the distribution of the issued and outstanding shares of Lands’ End common stock on the basis of 0.300795 shares of Lands’ End common stock for each share of Sears Holdings Corporation common stock held on March 24, 2014, the record date. Sears Holdings Corporation distributed 100 percent of the outstanding common stock of Lands’ End to its shareholders on April 4, 2014 (the “Separation”).
A Registration Statement on Form 10 relating to the Separation was filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”), and was subsequently amended by the Company and declared effective by the SEC on March 17, 2014. The Company’s common stock began “regular way” trading on the NASDAQ Stock Market after the distribution date under the symbol “LE”.
Prior to the completion of the Separation, Sears Holdings transferred all the remaining assets and liabilities of Lands’ End that were held by Sears Holdings to Lands’ End or its subsidiaries. Lands’ End also paid a dividend of $500.0 million to a subsidiary of Sears Holdings Corporation.
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
The accompanying unaudited Condensed Consolidated and Combined Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all material adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. Dollar amounts are reported in thousands, except per share data, unless otherwise noted. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Lands' End Annual Report Form 10-K filed with the SEC on March 25, 2014.
Our historical Condensed Combined Financial Statements (constituting the periods prior to April 4, 2014) have been prepared on a standalone basis and have been derived from the consolidated financial statements and accounting records of Sears Holdings. The Condensed Combined Financial Statements include Lands’ End, Inc. and subsidiaries and certain other items related to the Lands’ End business which were held by Sears Holdings prior to the Separation - primarily the Lands’ End Shops at Sears. These items were contributed by Sears Holdings to Lands’ End, Inc. prior to the Separation. These historical Condensed Combined Financial Statements reflect our financial position, results of operations and cash flows in conformity with GAAP.
The Condensed Combined Balance Sheets (constituting periods prior to April 4, 2014) include the allocation of certain assets and liabilities that have historically been held by Sears Holdings but which are specifically identifiable or allocable to Lands’ End. All intracompany transactions and accounts have been eliminated. Prior to the Separation, all intercompany transactions between Sears Holdings and Lands’ End were considered to be effectively settled in the Condensed Combined Financial Statements at the time the transactions were recorded. The total net effect of the settlement of these intercompany transactions is reflected in the Condensed Combined

Statements of Cash Flows as a financing activity and in the Condensed Combined Balance Sheets as Net parent company investment.
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
As a business operation of Sears Holdings, we did not maintain our own tax and certain other corporate support functions prior to the Separation. We entered into agreements with Sears Holdings for the continuation of certain of these services, as well as to support the Lands' End Shops at Sears. These expenses had been allocated to Lands’ End based on direct usage or benefit where identifiable, with the remainder allocated on a pro rata basis based upon revenue, headcount, square footage or other measures. Lands’ End considers the expense allocation methodology and results to be reasonable for all periods presented. However, the costs and allocations charged to the Company by Sears Holdings do not necessarily reflect the costs of obtaining the services from unaffiliated third parties or of the Company providing the applicable services itself. The historical Condensed Combined Financial Statements contained herein may not be indicative of the Company’s financial position, operating results, and cash flows in the future, or what they would have been if it had been a standalone company during all periods presented. See Note 9 - Related Party Agreements and Transactions.
Prior to the Separation, Sears Holdings provided financing, cash management and other treasury services to Lands' End. Sears Holdings used a centralized approach to its U.S. domestic cash management and financing of its operations. The majority of our cash was transferred to Sears Holdings on a daily basis. Sears Holdings was also our only source of funding for our operating and investing activities. Upon Separation, cash and restricted cash held by Sears Holdings were not allocated to Lands’ End unless the cash or restricted cash was held by an entity that was transferred to Lands’ End. Sears Holdings’ third-party debt, and the related interest expense, was not allocated to us for any of the periods presented as we were not the legal obligor of the debt and the Sears Holdings' borrowings were not directly attributable to our business.
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
As of August 1, 2014, the Company had gross unrecognized tax benefits (“UTBs”) of $8.9 million. Of this amount, $5.8 million would, if recognized, impact our effective tax rate. The Company does not expect that UTBs will fluctuate in the next 12 months for tax audit settlements and the expiration of the statute of limitations for certain jurisdictions. Pursuant to the Tax Sharing Agreement, Sears Holdings Corporation is generally responsible for all U.S. federal, state and local UTBs through the date of the Separation and, as such, the UTBs are recorded in Other liabilities in the Condensed Consolidated and Combined Balance Sheets, and an indemnification asset from Sears Holdings Corporation for the $8.8 million pre-Separation UTBs recorded in Other assets in the Condensed Consolidated and Combined Balance Sheets.
The Company classifies interest expense and penalties related to UTBs and interest income on tax overpayments as components of income tax expense. As of August 1, 2014, the total amount of interest expense and penalties recognized on our balance sheet was $5.1 million ($3.3 million net of federal benefit). The total amount of net interest expense recognized in the Condensed Consolidated and Combined Statements of Comprehensive Operations were insignificant for the 13 and 26 weeks ended August 1, 2014 and August 2, 2013. Sears Holdings and we file income tax returns in both the United States and various foreign jurisdictions. The Internal Revenue Service has completed its examination of all federal income tax returns of Sears Holdings through the 2009 return, and all matters arising from such examinations have been resolved. Sears Holdings and the Company are under examination by various state income tax jurisdictions for the years 2002–2012.

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
As a result of the Separation, the Company will be filing its own income tax returns and, as a result certain tax attributes previously included in Net parent company investment have been reclassified.  Specifically, subsequent to the Separation the Company reclassified (i) $30.1 million of deferred tax assets related primarily to foreign tax credits; and (ii) a $13.7 million reserve for uncertain tax positions (including penalties and interest) out of Net parent company investment and into Deferred tax liabilities and Other liabilities, respectively, in the Condensed Consolidated and Combined Balance Sheets.  In addition, pursuant to the Tax Sharing Agreement, a $13.7 million receivable was recorded by the Company to reflect the indemnification by Sears Holdings Corporation of the pre-Separation uncertain tax positions (including penalties and interest) for which Sears Holdings is responsible.  This receivable has been included in Other assets in the Condensed Consolidated and Combined Balance Sheets.

NOTE 3. STOCK-BASED COMPENSATION
Accounting standards require, among other things, that (i) the fair value of all stock awards be expensed over their respective vesting periods; (ii) the amount of cumulative compensation cost recognized at any date must at least be equal to the portion of the grant-date value of the award that is vested at that date and (iii) compensation expense include a forfeiture estimate for those shares not expected to vest. Also in accordance with these provisions, for awards that only have a service requirement with multiple vest dates, the Company is required to recognize compensation cost on a straight-line basis over the requisite service period for the entire award.
The Company has granted time vesting stock awards ("Deferred Awards") and performance-based stock awards ("Performance Awards") to employees at management levels and above. Deferred Awards were granted in the form of restricted stock units that only require each recipient to complete a service period. Deferred Awards generally vest ratably over three years. Performance Awards were granted in the form of restricted stock units which have, in addition to a service requirement, performance criteria that must be achieved for the awards to be earned. Performance Awards have annual vesting, but due to the performance criteria, are not eligible for straight-line expensing. Therefore, Performance Awards are amortized using a graded expense process. The fair value of all awards is based on the closing price of the Company’s common stock on the grant date. Compensation expense is reduced for estimated forfeitures of those awards not expected to vest due to employee turnover.
The following table summarizes the Company’s stock-based compensation expense, which is primarily included in Selling and administrative expense in the Condensed Consolidated and Combined Statements of Comprehensive Income:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	August 1, 2014	August 2, 2013	August 1, 2014	August 2, 2013
Performance Awards	$718	$—	$718	$—
Deferred Awards	64	—	64	—
Total stock-based compensation expense	$782	$—	$782	$—
Awards Granted Year to Date August 1, 2014
The Company granted Deferred Awards and Performance Awards to various employees during the 13 weeks ended August 1, 2014. Generally, the Deferred Awards have a three year vesting period with 25% of the award vesting in both the first and second years and 50% vesting in the third year. In general, the Performance Awards granted to executives vest over a 3 years service period and have a performance measure at the end of the first year of service. If earned, 25% of the awards vest in the first and second years and 50% vests in the third year.

Changes in the Company’s Unvested Stock Awards Year to Date August 1, 2014
Deferred Awards

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Deferred Awards, beginning of period	—	$—
Granted	45	26.80
Forfeited	(1)	26.73
Unvested Deferred Awards, end of period	44	26.80
Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $1.1 million as of August 1, 2014, which will be recognized over a weighted average period of approximately 2.8 years.
Performance Awards

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Performance Awards, beginning of period	—	$—
Granted	284	26.83
Forfeited	(17)	26.73
Unvested Performance Awards, end of period	267	26.84
Total unrecognized stock-based compensation expense related to unvested Performance Awards approximated $6.4 million as of August 1, 2014, which will be recognized over a weighted average period of approximately 2.8 years.

NOTE 4. EARNINGS PER SHARE
The numerator for both basic and diluted earnings per share (“EPS”) is net income attributable to Lands’ End. The denominator for basic EPS is based upon the number of weighted average shares of Lands’ End common stock outstanding during the reporting periods. The denominator for diluted EPS is based upon the number of weighted average shares of Lands’ End common stock and common stock equivalents outstanding during the reporting periods. For periods ended April 4, 2014 and prior, basic earnings per share are computed using the number of shares of Lands’ End common stock outstanding on April 4, 2014, the date on which the Lands’ End common stock was distributed to the stockholders of Sears Holdings Corporation. The same number of shares was used to calculate basic and diluted earnings per share for the 13 and 26 weeks ended August 2, 2013 as there were no dilutive securities during these periods. The following table summarizes the components of basic and diluted earnings per share:

	13 Weeks Ended		26 Weeks Ended
(in thousands, except per share amounts)	August 1, 2014	August 2, 2013	August 1, 2014	August 2, 2013
Net income	$11,845	$11,289	$22,713	$18,625

Basic weighted average shares outstanding	31,957	31,957	31,957	31,957
Dilutive effect of stock awards	5	—	2	—
Diluted weighted average shares outstanding	31,962	31,957	31,959	31,957

Basic earnings per share	$0.37	$0.35	$0.71	$0.58
Diluted earnings per share	$0.37	$0.35	$0.71	$0.58
There were no anti-dilutive securities excluded from the diluted weighted average shares outstanding for the 13 and 26 weeks ended August 1, 2014 or August 2, 2013.

NOTE 5. OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) encompasses all changes in equity other than those arising from transactions with stockholders, and is comprised solely of foreign currency translation adjustments and net income.

	13 Weeks Ended		26 Weeks Ended
(in thousands)	August 1, 2014	August 2, 2013	August 1, 2014	August 2, 2013
Beginning balance: Accumulated other comprehensive loss (net of tax of $684, $2,431, $1,211, and $1,938, respectively)	$(1,116)	$(3,966)	$(1,995)	$(3,161)
Other comprehensive income (loss)
Foreign currency translation adjustments (net of tax (expense) benefit of $304, $222, $(223), and $715, respectively)	(497)	(364)	382	(1,169)
Ending balance: Accumulated other comprehensive loss (net of tax of $988, $2,653, $988, and $2,653, respectively)	$(1,613)	$(4,330)	$(1,613)	$(4,330)
Comprehensive income—no amounts were reclassified out of Accumulated other comprehensive loss during any of the periods presented.
NOTE 6. DEBT
Debt Arrangements
In connection with the Separation, Lands’ End entered into an asset-based senior secured credit agreement, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders, which provides for maximum borrowings of $175.0 million (“ABL Facility”) for Lands’ End, subject to a borrowing base, with a $30.0 million sub facility for a United Kingdom subsidiary borrower of Lands’ End (the “UK Borrower”). The ABL Facility has a sub-limit of $70.0 million for domestic letters of credit and a sub-limit of $15.0 million for letters of credit for the UK Borrower. The ABL Facility is available for working capital and other general corporate purposes, and was undrawn at the Separation and at August 1, 2014, other than for letters of credit. The Company had borrowing availability under the ABL Facility of $163.7 million as of August 1, 2014, net of outstanding letters of credit of $11.3 million.
Also on April 4, 2014, Lands’ End entered into a term loan credit agreement with Bank of America, N.A. and certain other lenders, which provided a senior secured term loan facility of $515.0 million (the “Term Loan Facility” and, together with the ABL Facility, the “Facilities”), the proceeds of which were used to pay a dividend of $500.0 million to a subsidiary of Sears Holdings Corporation immediately prior to the Separation and to pay fees and expenses associated with the Facilities of approximately $11.4 million, with the remaining proceeds used for general corporate purposes. The fees were capitalized as debt issuance costs, and are included in Other assets on the Condensed Consolidated and Combined Balance Sheets and are being amortized as an adjustment to Interest expense over the remaining life of the Facilities.
Maturity; Amortization and Prepayments
The ABL Facility will mature on April 4, 2019. The Term Loan Facility will mature on April 4, 2021 and will amortize at a rate equal to 1% per annum, and is subject to mandatory prepayment in an amount equal to a percentage of the borrower’s excess cash flows in each fiscal year, ranging from 0% to 50% depending on Lands’ End’s secured leverage ratio, and the proceeds from certain asset sales and casualty events. The Company’s aggregate scheduled maturities of the Term Loan Facility as of August 1, 2014 are as follows:

(in thousands)
Less than 1 year	$5,150
1 - 2 years	5,150
2 - 3 years	5,150
3 - 4 years	5,150
4 - 5 years	5,150
Thereafter	487,963
$513,713
The current portion of the Term Loan Facility is included Other current liabilities on the Condensed Consolidated Balance Sheet.
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
Interest; Fees
The interest rate on the Term Loan Facility was 4.25% at August 1, 2014. The interest rates per annum applicable to the loans under the Facilities are based on a fluctuating rate of interest measured by reference to, at the borrowers’ election, either (i) an adjusted London inter-bank offered rate (“LIBOR”) plus a borrowing margin, or (ii) an alternative base rate plus a borrowing margin. The borrowing margin is fixed for the Term Loan Facility at 3.25% in the case of LIBOR loans and 2.25% in the case of base rate loans. For the Term Loan Facility, LIBOR is subject to a 1% interest rate floor. The borrowing margin for the ABL Facility is subject to adjustment based on the average excess availability under the ABL Facility for the preceding fiscal quarter, and will range from 1.50% to 2.00% in the case of LIBOR borrowings and will range from 0.50% to 1.00% in the case of base rate borrowings.
Customary agency fees are payable in respect of both Facilities. The ABL Facility fees also include (i) commitment fees, based on a percentage ranging from approximately 0.25% to 0.375% of the daily unused portions of the ABL Facility, and (ii) customary letter of credit fees.
Representations and Warranties; Covenants
The Facilities contain various representations and warranties and restrictive covenants that, among other things and subject to specified exceptions, restrict the ability of Lands’ End and its subsidiaries to incur indebtedness

(including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the ABL Facility falls below the greater of 10% of the loan cap amount or $15.0 million, Lands’ End will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Facilities do not otherwise contain financial maintenance covenants. The Company was in compliance with all financial covenants related to the Facilities as of August 1, 2014.
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
Restricted cash is reflected on the Condensed Consolidated and Combined Balance Sheets at fair value. The fair value of Restricted cash as of August 1, 2014, August 2, 2013 and January 31, 2014 was $3.3 million, based on Level 1 inputs.
Cash, Accounts receivable, Accounts payable and Other current liabilities are reflected on the Condensed Consolidated and Combined Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments.
Carrying values and fair values of other financial instruments in the Condensed Consolidated and Combined Balance Sheets are as follows:

	August 1, 2014
(in thousands)	Carrying Amount	Fair Value
Long-term debt, including short-term portion	$513,713	$510,502
Restricted cash amounts are valued based upon statements received from financial institutions. Long-term debt was valued utilizing level 2 valuation techniques based on the closing inactive market bid price on August 1, 2014. There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis as of August 1, 2014, August 2, 2013 and January 31, 2014.

NOTE 8. GOODWILL AND INTANGIBLE ASSETS
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase accounting method. The net carrying amounts of goodwill, trade names and customer lists are included within the Company's Direct segment. Total amortization expense relating to intangible assets was $0.7 million and $1.3 million for the 13 and 26 weeks ended August 1, 2014 and August 2, 2013, respectively. There were no impairments of goodwill or intangible assets during these periods.
The following summarizes goodwill and intangible assets:

		August 1, 2014		August 2, 2013		January 31, 2014
(in thousands)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Customer lists	10	$26,300	$24,573	$26,300	$21,944	$26,300	$23,258
Indefinite-lived intangible assets:
Trade names		528,300	—	528,300	—	528,300	—
Gross intangible assets		$554,600	$24,573	$554,600	$21,944	$554,600	$23,258
Total intangible assets, net		$530,027		$532,656		$531,342
Goodwill		$110,000		$110,000		$110,000

Estimated Future Amortization Expense
2014 (26 weeks)	$1,315
2015	412
NOTE 9. RELATED PARTY AGREEMENTS AND TRANSACTIONS
According to statements on form Schedule 13D filed on April 8, 2014 and December 3, 2013 with the SEC by ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert (collectively, “ESL”), ESL beneficially owned significant portions of both the Company's and Sears Holdings Corporation's outstanding shares of common stock. Therefore Sears Holdings Corporation, the Company's former parent company, is considered a related party both prior to and subsequent to the Separation.
Prior to the Separation, Sears Holdings Corporation (including certain of its non-Lands’ End subsidiaries) and the Company entered into various agreements to, among other things: (i) support the Lands’ End Shops at Sears; (ii) provide various general corporate services; (iii) the Company's participation in the Shop Your Way program; and (iv) allow for the use of intellectual property or services. The amounts charged to the Company by Sears Holdings do not necessarily reflect the costs of obtaining the services from unaffiliated third parties or of the Company providing the applicable services itself. Management believes that such costs are reasonable; however, the Condensed Consolidated and Combined Financial Statements contained herein may not be indicative of the Company’s financial position, operating results, and cash flows in the future, or what they would have been if it had been a standalone company during all periods presented. Unless indicated otherwise, the fees and expense charged are included in Selling and administrative expense in the Condensed Consolidated and Combined Statements of Comprehensive Operations.
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
The components of the transactions between the Company and Sears Holdings, which exclude passthrough payments to third parties, are as follows:
Lands’ End Shops at Sears
Related party costs charged by Sears Holdings to the Company related to Lands’ End Shops at Sears are as follows:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	August 1, 2014	August 2, 2013	August 1, 2014	August 2, 2013
Rent, CAM and occupancy costs	$6,754	$7,005	$13,593	$14,010
Retail services, store labor	7,662	8,383	15,309	16,710
Supply chain costs	222	740	505	1,461
Financial services and payment processing	700	722	1,431	1,395
Total expenses	$15,338	$16,850	$30,838	$33,576
Number of Lands’ End Shops at Sears at period end	247	275	247	275
Rent, CAM and Occupancy Costs
The Company rents space in store locations owned or leased by Sears, Roebuck and Co. (“Sears Roebuck”), a subsidiary of Sears Holdings Corporation. The agreements include a cost per square foot for rent, common area maintenance (“CAM”) and occupancy costs. The lease terms for the individual store locations generally terminate effective January 31, 2018, 2019, or 2020.
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

General Corporate Services
Related party costs charged by Sears Holdings to the Company for general corporate services are as follows:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	August 1, 2014	August 2, 2013	August 1, 2014	August 2, 2013
Sourcing	$1,875	$2,323	$3,736	$4,053
Shop Your Way	1,034	1,449	2,048	2,989
Shared services	126	86	259	175
Co-location and services	7	7	13	13
Total expenses	$3,042	$3,865	$6,056	$7,230
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
Shop Your Way
The Company contracts with SHMC to participate in Sears Holdings’ Shop Your Way (“SYW”) member loyalty program. Customers earn points issued by SHMC on purchases which may be redeemed to pay for future purchases. The Company pays SHMC an agreed-upon fee for points issued in connection with purchases from the Company. Depending on the ratio of points redeemed in Lands’ End formats to points issued in Lands’ End formats in the previous 12 months, the Company generally either pays additional fees or is reimbursed fees by SHMC. For the 13 and 26 weeks ended August 1, 2014, the Company recorded an expense for additional fees payable to SHMC based on the formula above. All SYW member loyalty program expenses are recorded in Cost of sales in the Condensed Consolidated and Combined Statements of Comprehensive Operations. In 2013, under the prior arrangements that governed the Company’s participation in the SYW program, as customers redeemed points on purchases, Sears Holdings reimbursed the Company through a redemption credit. The redemption credit was $2.0 million and $4.0 million for the 13 and 26 weeks ended August 2, 2013, respectively and was included in Merchandise sales and services, net in the Condensed Consolidated and Combined Statements of Comprehensive Operations.
Shared Services
The Company contracts with SHMC to provide certain shared corporate services. These shared services include financing services (which includes use of the Private Label Letter of Credit program), treasury services (including tax), shipping costs and compliance.
Co-Location and Services
The Company had contracted with SHMC to host and support certain redundant information technology hardware, software and operations at the Sears Data Center in Troy, Michigan for disaster mitigation and recovery efforts. In July 2014 the Company exited the Sears Data Center and completed the installation of the disaster mitigation and recovery systems at its Dodgeville location. The related contract with SHMC terminated on August 25, 2014.

Use of Intellectual Property or Services
Related party revenue charged by the Company to Sears Holdings for the use of intellectual property or services is as follows:

(in thousands)	13 Weeks Ended		26 Weeks Ended
	August 1, 2014	August 2, 2013	August 1, 2014	August 2, 2013
Royalty income	$35	$31	$47	$44
Call center services	631	282	857	577
Gift card revenue	85	312	326	535
Credit card revenue	313	283	672	566
Other revenue	470	566	623	730
Total income	$1,534	$1,474	$2,525	$2,452
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
Other Revenue
The Company has entered into a contract with Sears Roebuck to sell all prior season inventory that has been marked out of stock. Sears Roebuck pays the Company a contracted rate for all out of stock inventory and liquidates the inventory on the Company's behalf. This income is included in Merchandise sales and services, net in the Condensed Consolidated and Combined Statements of Comprehensive Operations.
Additional Balance Sheet Information
At August 1, 2014, the Company included $5.3 million and $10.4 million in Accounts receivable, net and Accounts payable, respectively, in the Condensed Consolidated and Combined Balance Sheets to reflect amounts due from and owed to Sears Holdings. At August 1, 2014, a $13.9 million receivable was recorded by the Company in Other assets in the Condensed Consolidated and Combined Balance Sheets to reflect the indemnification by Sears Holdings Corporation of the pre-Separation uncertain tax positions (including penalties and interest) for which Sears Holdings Corporation is responsible.
NOTE 10. SEGMENT REPORTING
The Company is a leading multi-channel retailer of casual clothing, accessories and footwear, as well as home products, and has two reportable segments: Direct and Retail. Both segments sell similar products—apparel, which includes accessories and footwear, and products for the home. Apparel and home revenues constituted over 99% of total revenues during each of the 13 and 26 weeks ended August 1, 2014 and August 2, 2013. The Company identifies reportable segments according to how business activities are managed and evaluated. Each of the Company’s operating segments are reportable segments and are strategic business units that offer similar products and services but are sold either directly from our warehouses (Direct) or through our retail stores (Retail). Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is the primary measure used to make decisions on allocating resources and assessing performance of each operating segment. Adjusted EBITDA is computed as Income before taxes appearing on the Condensed Consolidated and Combined Statements of Comprehensive Operations net of interest expense, depreciation and amortization and other significant items which, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, which may affect comparability of results. Reportable segment assets are those directly used in or clearly allocable to an operating segment’s operations. Depreciation, amortization, and property and equipment expenditures are recognized in each respective segment. There were no material transactions between reporting segments for the 13 and 26 weeks ended August 1, 2014 and August 2, 2013.

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

Financial information by segment is presented in the following tables for the 13 and 26 weeks ended August 1, 2014 and August 2, 2013, respectively.
SUMMARY OF SEGMENT DATA

(in thousands)	Direct	Retail	Corporate/ Other	Total
13 Weeks Ended August 1, 2014
Merchandise sales and services, net	$292,562	$54,625	$35	$347,222
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	148,600	30,216	—	178,816
Selling and administrative	105,442	23,449	9,392	138,283
Depreciation and amortization	3,845	651	329	4,825
Total costs and expenses	257,887	54,316	9,721	321,924
Operating income (loss)	34,675	309	(9,686)	25,298
Interest expense	—	—	6,205	6,205
Other income, net	—	—	203	203
Income (loss) before income taxes	34,675	309	(15,688)	19,296
Interest expense	—	—	6,205	6,205
Other income, net	—	—	203	203
Depreciation and amortization	3,845	651	329	4,825
Adjusted EBITDA	$38,520	$960	$(9,357)	$30,123

Total assets	$1,060,419	$82,433	$174,242	$1,317,094

Capital expenditures	$3,964	$142	$62	$4,168

(in thousands)	Direct	Retail	Corporate/ Other	Total
13 Weeks Ended August 2, 2013
Merchandise sales and services, net	$273,273	$56,257	$31	$329,561
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	147,667	32,220	—	179,887
Selling and administrative	97,637	24,872	3,380	125,889
Depreciation and amortization	4,127	886	333	5,346
Other operating expense, net	—	—	52	52
Total costs and expenses	249,431	57,978	3,765	311,174
Operating income (loss)	23,842	(1,721)	(3,734)	18,387
Other income, net	—	—	22	22
Income (loss) before income taxes	23,842	(1,721)	(3,712)	18,409
Other income, net	—	—	22	22
Depreciation and amortization	4,127	886	333	5,346
Loss on property and equipment	—	—	52	52
Adjusted EBITDA	$27,969	$(835)	$(3,349)	$23,785

Total assets	$1,093,478	$93,351	$50,008	$1,236,837

Capital expenditures	$924	$—	$20	$944

(in thousands)	Direct	Retail	Corporate/ Other	Total
26 Weeks Ended August 1, 2014
Merchandise sales and services, net	$568,603	$109,055	$47	$677,705
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	287,712	59,565	—	347,277
Selling and administrative	213,108	46,204	17,177	276,489
Depreciation and amortization	7,860	1,295	672	9,827
Other operating expense, net	—	—	20	20
Total costs and expenses	508,680	107,064	17,869	633,613
Operating income (loss)	59,923	1,991	(17,822)	44,092
Interest expense	—	—	8,130	8,130
Other income, net	—	—	340	340
Income (loss) before income taxes	59,923	1,991	(25,612)	36,302
Interest expense	—	—	8,130	8,130
Other income, net	—	—	340	340
Depreciation and amortization	7,860	1,295	672	9,827
Loss on disposal of property and equipment	—	—	20	20
Adjusted EBITDA	$67,783	$3,286	$(17,130)	$53,939

Total assets	$1,060,419	$82,433	$174,242	$1,317,094

Capital expenditures	$5,431	$142	$143	$5,716

(in thousands)	Direct	Retail	Corporate/ Other	Total
26 Weeks Ended August 2, 2013
Merchandise sales and services, net	$536,595	$111,957	$44	$648,596
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	284,568	59,766	—	344,334
Selling and administrative	202,771	49,840	10,254	262,865
Depreciation and amortization	8,555	1,773	670	10,998
Other operating expense, net	—	—	52	52
Total costs and expenses	495,894	111,379	10,976	618,249
Operating income (loss)	40,701	578	(10,932)	30,347
Other income, net	—	—	23	23
Income (loss) before income taxes	40,701	578	(10,909)	30,370
Other income, net	—	—	23	23
Depreciation and amortization	8,555	1,773	670	10,998
Loss on sale of property and equipment	—	—	52	52
Adjusted EBITDA	$49,256	$2,351	$(10,210)	$41,397

Total assets	$1,093,478	$93,351	$50,008	$1,236,837

Capital expenditures	$1,737	$1	$24	$1,762
NOTE 11. COMMITMENTS AND CONTINGENCIES
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
Beginning in 2005, the Company initiated the first of several claims in Iowa County Circuit Court against the City of Dodgeville to recover overpaid taxes resulting from the city’s excessive assessment of the Company’s headquarters campus. As of September 10, 2014, the courts reviewing these claims have ordered the city to return, and the city has refunded, over $3.9 million in excessive taxes and interest to the Company. The Company received approximately $1.6 million for the case involving the 2005 and 2006 tax years that was recognized in 2009. The Company also received a partial recovery of approximately $1.6 million for the consolidated cases, involving the 2007, 2009 and 2010 tax years, recognized in 2013 within Selling and administrative costs in the Condensed Consolidated and Combined Statement of Operations and for which the Company appealed seeking the remainder of our claim of $1.2 million and additional interest. Additionally, in September 2013, the Wisconsin Court of Appeals awarded the Company $0.7 million in tax reimbursement and an as-yet uncalculated amount of interest on the Company’s claim relating to the 2008 tax year, which the City of Dodgeville paid in June 2014. Of the reimbursement received, $0.6 million was recognized as a decrease to Selling and administrative expense and $0.1 million of interest was recognized as an increase to Other income in the Condensed Consolidated and Combined Statements Comprehensive Operations for the 13 and 26 weeks ended August 1, 2014. In May 2014, the Court of Appeals granted, in part, the Company's appeal of the 2007, 2009 and 2010 tax assessment cases, concluding that the Company was entitled to a further reduction in its 2007 and 2009 assessments. The Company estimates that this ruling will entitle the Company to an additional refund of approximately $0.6 million, plus an as-yet uncalculated amount of interest. The Company has filed an appeal with the Wisconsin Supreme Court seeking a reduction in its 2010 tax assessment that is the same as the reduction in the 2007 and 2009 assessments awarded by the Court of Appeals in its May 2014 decision. Excluding the claim relating to the 2005 and 2006 tax years for which all appeals have been exhausted, the Company believes its outstanding claims covering the still-disputed tax years from 2007 through 2013 may yield a potential aggregate recovery from the City of Dodgeville of $3.2 million or more, none of which has been recorded in the Condensed Consolidated and Combined Financial Statements.
NOTE 12. SUPPLEMENTAL FINANCIAL INFORMATION
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
NOTE 13. RECENT ACCOUNTING PRONOUNCEMENTS
New Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This guidance will be effective for Lands' End in the first quarter of its fiscal year ending February 2, 2018. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company's Consolidated and Combined Financial Statements.
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with the Condensed Consolidated and Combined Financial Statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. See “Cautionary Statements Concerning Forward-Looking Statements” below and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2014 and for a discussion of the uncertainties, risks and assumptions associated with these statements.
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
On March 14, 2014, the board of directors of Sears Holdings Corporation (inclusive of all of its subsidiaries, “Sears Holdings”) approved the distribution of the issued and outstanding shares of Lands’ End common stock on the basis of 0.300795 shares of Lands’ End common stock for each share of Sears Holdings Corporation common stock held on March 24, 2014, the record date. Sears Holdings Corporation distributed 100 percent of the outstanding common stock of Lands’ End to its shareholders on April 4, 2014 (the “Separation”).
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
General administrative and separation costs. Historically, we have used the corporate functions of Sears Holdings for a variety of shared services. We will continue to pay Sears Holdings a fee for a variety of shared services. We believe that the assumptions and methodologies underlying these expenses from Sears Holdings are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been or will be incurred by us as we operate as a publicly traded company independent from Sears Holdings. We entered into agreements with Sears Holdings or its subsidiaries for the continuation of certain of these services on a transitional basis. We believe that the arrangements before the Separation, as reflected in the historical Condensed Combined Financial Statements contained herein, are not materially different from the arrangements that were entered into as part of the Separation.
Standalone costs. We are also incurring increased costs as a result of becoming a publicly traded company independent from Sears Holdings. As a standalone company, we expect to incur incremental annual operating costs estimated to be approximately $8.0 million to $10.0 million to support our businesses, including management personnel, legal, finance, and human resources as well as certain costs associated with being a public company. We believe cash flows from operations will be sufficient to fund these additional operating charges, the majority of which will be recognized as selling and administrative expenses.
In addition, we estimate one-time information technology costs related to the Separation to be approximately $2.0 million to $3.0 million. These one-time costs include costs to support our business and certain costs required to operate as a standalone company and do not include future investments in technology. A portion of these expenditures may be capitalized and amortized over their useful lives and others will be expensed as incurred, depending on their nature.
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
The prior arrangements, as reflected in the historical Condensed Combined Financial Statements contained herein, are not materially different from the arrangements that were entered into with Sears Holdings in connection with the Separation, with the exception of the Shop Your Way member loyalty program. Net annual costs associated with the Shop Your Way member loyalty program are estimated to increase by approximately $8.0 to $10.0 million in 2014. The additional investment in the Shop Your Way member loyalty program is anticipated to be offset by increased profits from incremental revenue and reductions in promotions and advertising expense, as we expect to reduce our dependency on other marketing efforts as member engagement through the program continues to grow.
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
Debt Service Costs. We are also incurring increased costs related to an asset-based senior secured credit facility which provides for maximum borrowings of $175.0 million (the “ABL Facility”) and on a senior secured term loan facility with an initial balance of $515.0 million (the “Term Loan Facility” and, together with the ABL Facility, the “Facilities”). On August 1, 2014 the Term Loan Facility had a balance of $513.7 million. We anticipate interest costs related to the Facilities to be approximately $19.4 million for the ten months the Facilities are effective in 2014. The interest costs include approximately $1.5 million of non-cash expense. Annual payments under the Facilities are expected to be the cash interest charges plus the Term Loan Facility seven year amortization of principal at a rate equal to 1% per annum. See “Liquidity and Capital Resources - Description of Material Indebtedness” below.

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
Results of Operations
The following tables set forth our consolidated results of operations for the 13 and 26 weeks ended August 1, 2014 and August 2, 2013:

	13 Weeks Ended
	August 1, 2014		August 2, 2013
(in thousands)	$’s	% of Net Sales	$’s	% of Net Sales
Merchandise sales and services, net	$347,222	100.0%	$329,561	100.0%
Cost of sales (excluding depreciation and amortization)	178,816	51.5%	179,887	54.6%
Gross margin	168,406	48.5%	149,674	45.4%
Selling and administrative	138,283	39.8%	125,889	38.2%
Depreciation and amortization	4,825	1.4%	5,346	1.6%
Other operating expense, net	—	—%	52	—%
Operating income	25,298	7.3%	18,387	5.6%
Interest expense	6,205	1.8%	—	—%
Other income, net	203	0.1%	22	—%
Income before income taxes	19,296	5.6%	18,409	5.6%
Income tax expense	7,451	2.1%	7,120	2.2%
Net income	$11,845	3.4%	$11,289	3.4%

	26 Weeks Ended
	August 1, 2014		August 2, 2013
(in thousands)	$’s	% of Net Sales	$’s	% of Net Sales
Merchandise sales and services, net	$677,705	100.0%	$648,596	100.0%
Cost of sales (excluding depreciation and amortization)	347,277	51.2%	344,334	53.1%
Gross margin	330,428	48.8%	304,262	46.9%
Selling and administrative	276,489	40.8%	262,865	40.5%
Depreciation and amortization	9,827	1.5%	10,998	1.7%
Other operating expense, net	20	—%	52	—%
Operating income	44,092	6.5%	30,347	4.7%
Interest expense	8,130	1.2%	—	—%
Other income, net	340	0.1%	23	—%
Income before income taxes	36,302	5.4%	30,370	4.7%
Income tax expense	13,589	2.0%	11,745	1.8%
Net income	$22,713	3.4%	$18,625	2.9%
Depreciation and amortization is not included in our cost of sales because we are a reseller of inventory and do not believe that including depreciation and amortization is meaningful. As a result, our gross margins may not be comparable to other entities that include depreciation and amortization related to the sale of their product in their gross margin measure.
Net Income and Adjusted EBITDA
We recorded Net income of $11.8 million and $11.3 million for the 13 weeks ended August 1, 2014 and August 2, 2013, respectively. We recorded Net income of $22.7 million and $18.6 million for the 26 weeks ended August 1, 2014 and August 2, 2013, respectively. In addition to our Net income determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted EBITDA measurement. Adjusted EBITDA is computed as Net income appearing on the Condensed Consolidated and Combined Statements of Comprehensive Operations net of Income tax expense, Interest expense, Depreciation and amortization, and certain significant items set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our businesses, as well as executive compensation metrics, for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.
While Adjusted EBITDA is a non-GAAP measurement, management believes that it is an important indicator of ongoing operating performance, and useful to investors, because:

•	EBITDA excludes the effects of financings and investing activities by eliminating the effects of interest and depreciation costs.

•
Other significant items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, which may affect comparability of results. We have adjusted our results for these items to make our statements more comparable and therefore more useful to investors as the items are not representative of our ongoing operations. For the 26 weeks ended August 1, 2014 and the 13 and 26 weeks ended August 2, 2013, we excluded the loss on disposal of property and equipment as management considers the gains or losses on disposal of assets to result from investing decisions rather than ongoing operations.

	13 Weeks Ended
	August 1, 2014		August 2, 2013
(in thousands)	$’s	% of Net Sales	$’s	% of Net Sales
Net income	$11,845	3.4%	$11,289	3.4%
Income tax expense	7,451	2.1%	7,120	2.2%
Other income, net	(203)	(0.1)%	(22)	—%
Interest expense	6,205	1.8%	—	—%
Operating income	25,298	7.3%	18,387	5.6%
Depreciation and amortization	4,825	1.4%	5,346	1.6%
Loss on disposal of property and equipment	—	—%	52	—%
Adjusted EBITDA	$30,123	8.7%	$23,785	7.2%

	26 Weeks Ended
	August 1, 2014		August 2, 2013
(in thousands)	$’s	% of Net Sales	$’s	% of Net Sales
Net income	$22,713	3.4%	$18,625	2.9%
Income tax expense	13,589	2.0%	11,745	1.8%
Other income, net	(340)	(0.1)%	(23)	—%
Interest expense	8,130	1.2%	—	—%
Operating income	44,092	6.5%	30,347	4.7%
Depreciation and amortization	9,827	1.5%	10,998	1.7%
Loss on disposal of property and equipment	20	—%	52	—%
Adjusted EBITDA	$53,939	8.0%	$41,397	6.4%
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
To evaluate revenue performance for the Direct segment we use Merchandise sales and services, net. For our Retail segment, we use same store sales as a key measure in evaluating performance. Same store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months where selling square footage has not changed by 15% or more within the past year. A store is included in same store sales calculations on the first day it has comparable prior year sales. Stores in which the selling square footage has changed by 15% or more as a result of a remodel, expansion or reduction are excluded from same store calculations until the first day they have comparable prior year sales. Online sales and sales generated through our in-store computer kiosks are considered revenue in our Direct segment and are excluded from same store sales.
13-Week Period Ended August 1, 2014 compared with the 13-Week Period Ended August 2, 2013
Merchandise Sales and Services, Net
Total revenues for the 13 weeks ended August 1, 2014 were $347.2 million, compared with $329.6 million in the same period of the prior year, an increase of $17.7 million, or 5%. The increase was attributable to an increase in our Direct segment revenue of $19.3 million partially offset by a decrease in our Retail segment revenue of $1.6 million.
Direct segment revenues were $292.6 million for the 13 weeks ended August 1, 2014, an increase of $19.3 million, or 7% from the same period of the prior year. The increase in Direct segment revenues was driven by increases in all of our direct businesses. The increases were largely attributable to strong response to our spring and summer product offerings, particularly women's swimwear.
Retail segment revenues were $54.6 million for the 13 weeks ended August 1, 2014, a decrease of $1.6 million, or 3% from the same period of the prior year, driven by a decrease in the number of Lands’ End Shops at Sears and a decrease in Shop Your Way redemption credits resulting from the commercial agreements entered into with Sears Holdings Corporation and its subsidiaries as part of the Separation, partially offset by an increase in same store sales. Same store sales in the Retail segment increased 2.8%, driven by higher sales in the Company’s Lands’ End Shops at Sears. On August 1, 2014, the Company operated 247 Lands’ End Shops at Sears and 14 Lands’ End Inlet stores.
Gross Profit and Gross Margin
Total gross profit increased 12.5% to $168.4 million and gross margin increased 310 basis points to 48.5% of total revenues, compared with $149.7 million, or 45.4% of total revenues, for the 13 weeks ended August 1, 2014 and August 2, 2013, respectively.
The increase in gross profit was primarily driven by increased Direct segment gross profit to $144.0 million and a gross margin of 49.2% of total Direct segment revenues, compared with $125.6 million, or 46.0% of total Direct segment revenues for the 13 weeks ended August 1, 2014 and August 2, 2013, respectively. The Direct segment gross margin increased 320 basis points driven by higher gross margin in all of our direct businesses attributable to improved merchandise assortment architecture and a more targeted promotional strategy.
Retail segment gross profit was $24.4 million and gross margin was 44.7% of total Retail segment revenues, compared with $24.0 million, or 42.7% of total Retail segment revenues for the 13 weeks ended August 1, 2014 and August 2, 2013, respectively. The Retail segment gross margin increased approximately 200 basis points driven primarily by improved response to the spring and summer merchandise assortment architecture and a more targeted promotional strategy, partially offset by increased net Shop Your Way program costs.
Selling and Administrative Expenses
Selling and administrative expenses were $138.3 million, or 39.8% of total revenue for the 13 weeks ended August 1, 2014 compared with $125.9 million, or 38.2% of total revenue for the comparable period in the prior year. The increase of $12.4 million in Selling and administrative expense was primarily attributable to an increase in incentive compensation expense of $6.2 million driven by $3.8 million of incentive compensation expense for the 13 weeks ended August 1, 2014 and a reversal of $2.4 million of incentive expense in the comparable period in the prior year resulting from a change in the estimated fiscal year incentive expense, an increased investment in marketing expense of $4.9 million, and $2.9 million of stand-alone public company related expenses in the 13 weeks ended August 1, 2014, partially offset by decreases in expenses associated with our Retail segment operations. In the 13 weeks ended August 2, 2013 the Company had no stand-alone public company related expenses.
 Operating Income
Operating income was $25.3 million in the 13 weeks ended August 1, 2014, compared with Operating income of $18.4 million in the 13 weeks ended August 2, 2013. The increase in Operating income of $6.9 million, or 38%, was primarily driven by increased gross profit, partially offset by increased Selling and administrative expenses.
Interest Expense
Interest expense was $6.2 million in the 13 weeks ended August 1, 2014, and was attributable to higher debt levels and costs related to borrowings on the Term Loan Facility, which was used to pay a $500.0 million dividend to a subsidiary of Sears Holdings Corporation immediately prior to the Separation. We did not incur Interest expense in the 13 Weeks Ended August 2, 2013.
Income Tax Expense
Our effective tax rate was 38.6% and 38.7% for the 13 weeks ended August 1, 2014 and August 2, 2013, respectively.
Adjusted EBITDA
Adjusted EBITDA was $30.1 million in the 13 weeks ended August 1, 2014, compared with Adjusted EBITDA of $23.8 million in the 13 weeks ended August 2, 2013. The 27% increase was primarily driven by the increase in Operating income of $6.9 million described above.

26-Week Period Ended August 1, 2014 compared with the 26-Week Period Ended August 2, 2013
Merchandise Sales and Services, Net
Total revenues for the 26 weeks ended August 1, 2014 were $677.7 million, compared with $648.6 million in the same period of the prior year, an increase of $29.1 million, or 4%. The increase was attributable to an increase in our Direct segment revenue of $32.0 million partially offset by a decrease in our Retail segment revenue of $2.9 million.
Direct segment revenues were $568.6 million for the 26 weeks ended August 1, 2014, an increase of $32.0 million, or 6% from the same period of the prior year. The increase in Direct segment revenues was primarily driven by an increase in our U.S. businesses. The increase was largely attributable to strong response to our spring and summer product offerings, particularly women's swimwear.
Retail segment revenues were $109.1 million for the 26 weeks ended August 1, 2014, a decrease of $2.9 million, or 3% from the same period of the prior year. The decrease was driven by a decrease in the number of Lands’ End Shops at Sears and a decrease in Shop Your Way member loyalty program redemption credits resulting from the commercial agreements entered into with Sears Holdings as part of the Separation, partially offset by an increase in same store sales. Same store sales in the Retail segment increased 3.1% driven by higher sales in the Company’s Lands’ End Shops at Sears. On August 1, 2014 the Company operated 247 Lands’ End Shops at Sears and 14 independent Inlet stores.
Gross Profit and Gross Margin
Total gross profit was $330.4 million and gross margin was 48.8% of total revenues, compared with $304.3 million, or 46.9% of total revenues, for the 26 weeks ended August 1, 2014 and August 2, 2013, respectively.
The increase in gross profit was primarily driven by increased Direct segment gross profit to $280.9 million and a gross margin of 49.4% of total Direct segment revenues, compared with $252.0 million, or 47.0% of total Direct segment revenues for the 26 weeks ended August 1, 2014 and August 2, 2013, respectively. The Direct segment gross margin increased 240 basis points, driven by higher gross margin in the U.S. businesses attributable to improved merchandise assortment architecture and a more targeted promotional strategy.
Retail segment gross profit was $49.5 million and gross margin was 45.4% of total Retail segment revenues, compared with $52.2 million, or 46.6% of total Retail segment revenues for the 26 weeks ended August 1, 2014 and August 2, 2013, respectively. The Retail segment gross margin decreased 120 basis points. The decrease was primarily driven by lower gross margin associated with an increased mix of clearance units and increased net costs associated with the Shop Your Way member loyalty program, partially offset by improved response to the spring and summer merchandise assortment, and a more targeted promotional strategy.
Selling and Administrative Expenses
Selling and administrative expenses were $276.5 million, or 40.8% of total revenue for the 26 weeks ended August 1, 2014 compared with $262.9 million, or 40.5% of total revenue for the comparable period in the prior year. The increase of $13.6 million in Selling and administrative expense was primarily attributable to an increased investment in marketing expense of $7.3 million, a $6.2 million increase in incentive compensation, and $4.0 million in costs associated with being a standalone public company, partially offset by decreases in expenses associated with our Retail segment operations. In the 26 weeks ended August 2, 2013 the Company had no stand-alone public company related expenses.

Operating Income
Operating income was $44.1 million in the 26 weeks ended August 1, 2014, compared with Operating income of $30.3 million in the 26 weeks ended August 2, 2013. The increase in Operating income of $13.8 million, or 45%, was primarily driven by increased gross profit, partially offset by increased Selling and administrative expenses.
Interest Expense
Interest expense was $8.1 million in the 26 weeks ended August 1, 2014, and was attributable to higher debt levels and costs related to the issuance of the Term Loan Facility, which was used to pay a $500.0 million dividend to a subsidiary of Sears Holdings Corporation immediately prior to the Separation. We did not incur Interest expense in the 26 weeks ended August 2, 2013.

Income Tax Expense
Our effective tax rate was 37.4% and 38.7% for the 26 weeks ended August 1, 2014 and August 2, 2013, respectively. The decreased rate was primarily due to one-time Separation related items and lower effective state tax rates.
Adjusted EBITDA
Adjusted EBITDA was $53.9 million in the 26 weeks ended August 1, 2014, compared with Adjusted EBITDA of $41.4 million in the 26 weeks ended August 2, 2013. The 30% increase was primarily driven by the increase in Operating income of $13.8 million described above.
Liquidity and Capital Resources
Our primary need for liquidity is to fund working capital requirements of our business, capital expenditures, debt service and for general corporate purposes. The ABL Facility serves as a source of liquidity for short-term working capital needs and general corporate purposes. We expect that our cash on hand, cash flows from operations and the available borrowing capacity of $175.0 million under the ABL Facility will provide adequate resources to meet our capital requirements and operational needs for the remainder of the fiscal year. Beyond this fiscal year, we believe that our cash on hand, cash flow from operations, along with our ABL Facility will be adequate to meet our capital requirements and operational needs. Cash generated from our net sales and profitability, and somewhat to a lesser extent our changes in working capital, are driven by the seasonality of our business, with a disproportionate amount of net merchandise sales and operating cash flows occurring in the fourth fiscal quarter of each year.
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
Description of Material Indebtedness
Debt Arrangements
Lands’ End entered into an asset-based senior secured credit agreement, dated as of April 4, 2014, with Bank of America, N.A., which provides for maximum borrowings of $175.0 million under the ABL Facility for Lands’ End, subject to a borrowing base, with a $30.0 million sub facility for a United Kingdom subsidiary borrower of Lands’ End (the “UK Borrower”). The ABL Facility has a sub-limit of $70.0 million for domestic letters of credit and a sub-limit of $15.0 million for letters of credit for the UK Borrower. The ABL Facility is available for working capital and other general corporate purposes, and was undrawn at the Separation and at August 1, 2014, other than for letters of credit. The Company had borrowing availability under the ABL Facility of $163.7 million as of August 1, 2014, net of outstanding letters of credit of $11.3 million.
Also on April 4, 2014, Lands’ End entered into a term loan credit agreement with Bank of America, N.A., with respect to the Term Loan Facility of $515.0 million, the proceeds of which were used to pay a dividend of $500.0 million to a subsidiary of Sears Holdings Corporation immediately prior to the Separation and to pay fees and expenses associated with the Facilities of approximately $11.4 million, with the remaining proceeds to be used for general corporate purposes.
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
Representations and Warranties; Covenants
The Facilities contain various representations and warranties and restrictive covenants that, among other things and subject to specified exceptions, restrict the ability of Lands’ End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the ABL Facility falls below the greater of 10% of the loan cap amount or $15.0 million, Lands’ End will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Facilities do not otherwise contain financial maintenance covenants. The Company was in compliance with all financial covenants related to the Facilities as of August 1, 2014.
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
Cash Flows from Operating Activities
Operating activities generated net cash of $105.2 million and $26.0 million for the 26 weeks ended August 1, 2014 and August 2, 2013, respectively. Our primary source of operating cash flows is the sale of merchandise goods and services to customers, while the primary use of cash in operations is the purchase of merchandise inventories.

Net cash provided by operating activities increased $79.2 million for the 26 weeks ended August 1, 2014 compared with the 26 weeks ended August 2, 2013 primarily due to improved inventory management, the net effect of changes in the settlement methods with our former parent company and certain suppliers resulting from the Separation, and increased Operating income, partially offset by payments on debt. The net effect of changes in settlement methods with our former parent company and certain suppliers included approximately $35 million in Accounts payable less $5 million in Accounts receivable as of August 1, 2014. These items would have been included in equity as part of Net parent company investment prior to the Separation on April 4, 2014 from Sears Holdings Corporation.
Cash Flows from Investing Activities
Net cash used in investing activities was $5.7 million and $1.8 million for the 26 weeks ended August 1, 2014 and August 2, 2013, respectively. Cash used in investing activities for both periods was primarily used for investment in information technology infrastructure and property and equipment.
For 2014, we plan to invest a total of approximately $20 - $25 million in capital expenditures for strategic investments and infrastructure, primarily in technology and general corporate needs.
Cash Flows from Financing Activities
Net cash provided by financing activities was $11.1 million for the 26 weeks ended August 1, 2014 compared with net cash used for financing activities of $24.0 million for the 26 weeks ended August 2, 2013. Financing activities in the 26 weeks ended August 1, 2014 consisted of cash proceeds of $515.0 million from our Term Loan Facility and a $8.8 million contribution from Sears Holdings, offset by a $500.0 million dividend paid to a subsidiary of Sears Holdings Corporation prior to the Separation, $11.4 million of debt issuance costs related to the Facilities and a $1.3 million payment on the Term Loan Facility. Financing activities for the 26 weeks ended August 2, 2013 consisted of intercompany activity with Sears Holdings. Contributions from / (distributions to) parent company, net is the net effect of our former parent’s intercompany settlement for transactions that, as of the Separation, will be in cash flows from operating activities or investing activities.
Contractual Obligations and Off-Balance-Sheet Arrangements
We have no material off-balance-sheet arrangements other than the guarantees and contractual obligations that are discussed below.
Information concerning our obligations and commitments to make future payments under contracts such as lease agreements, and under contingent commitments, as of August 1, 2014, is aggregated in the following table:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	2-3 Years	4-5 Years	After 5 years

Operating leases(1)	$132,747	$30,241	$55,235	$37,015	$10,256
Principal payments on long-term debt	513,713	5,150	10,300	10,300	487,963
Interest on long-term debt and ABL Facility fees	148,778	23,333	45,213	44,350	35,882
Purchase obligations(2)	192,370	192,370	—	—	—
Total contractual obligations	$987,608	$251,094	$110,748	$91,665	$534,101

(1)    Operating lease obligations consist primarily of future minimum lease commitments related to store operating leases.
(2)    Purchase obligations primarily represent open purchase orders to purchase inventory.

At August 1, 2014, Lands’ End had gross unrecognized tax benefits of $8.9 million, which are not reflected in the table above. We are unable to reasonably estimate the timing of liability payments arising from uncertain tax positions in individual years due to uncertainties in the timing of effective settlement of tax positions.

Financial Instruments with Off-Balance-Sheet Risk
Lands’ End entered into the ABL Facility, which provides for maximum borrowings of $175.0 million for Lands’ End, subject to a borrowing base, with a $30.0 million sub facility for the UK Borrower. The ABL Facility has a sub-limit of $70.0 million for domestic letters of credit and a sub-limit of $15.0 million for letters of credit for the UK Borrower. The ABL Facility is available for working capital and other general corporate purposes, and was undrawn at the Separation and at August 1, 2014, other than for letters of credit. The Company had borrowing availability under the ABL Facility of $163.7 million as of August 1, 2014, net of outstanding letters of credit of $11.3 million.

In addition, Lands’ End has a $2.3 million foreign subsidiary credit facility that is supported by a Lands’ End, Inc. guarantee. This credit facility guarantees and allows for deferred payment of custom duties. This credit facility was not utilized during the 26 weeks ended August 1, 2014 and August 2, 2013.

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
Recent Accounting Pronouncements
See Part I, Item I Note 13 – Recent Accounting Pronouncements, of the Condensed Consolidated and Combined Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
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
The foregoing factors should not be understood as exhaustive and should be read in conjunction with the other cautionary statements, including the “Risk Factors,” that are included in our Annual Report filed on Form 10-K for the year ended January 31, 2014     and in our other filings with the SEC and our other public announcements. While we believe that our forecasts and assumptions are reasonable, we caution that actual results may differ materially. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by our forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to publicly update or review any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or circumstances or otherwise.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in currency rates. We have not been materially impacted by fluctuations in foreign currency exchange rates as a significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of August 1, 2014 we had $26.1 million of cash denominated in foreign currencies, principally in Euros, Japanese Yen and British Pound Sterling. We do not enter into financial instruments for trading purposes or hedging and have not used, and currently do not anticipate using, any derivative financial instruments. We do not consider our foreign earnings to be permanently reinvested.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based on their evaluation for the period covered by this Quarterly Report on Form 10-Q, Lands’ End’s President and Chief Executive Officer and Executive Vice President, Chief Operating Officer/Chief Financial Officer and Treasurer have concluded that, as of August 1, 2014, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the Company’s first fiscal quarter ended August 1, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
See Part I, Item I "Financial Statements (Unaudited) - Notes to Condensed Consolidated and Combined Financial Statements," Note 11 "Commitments and Contingencies - Legal Proceedings" for additional information regarding legal proceedings (incorporated herein by reference).
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the 26 weeks ended August 1, 2014 and August 2, 2013, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

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
Michael P. Rosera
Executive Vice President, Chief Operating Officer/Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: 9/10/2014

Index of Exhibits

3.1
Amended and Restated Certificate of Incorporation of Lands’ End, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Lands’ End, Inc. on March 20, 2014 (File No. 001-09769))

3.2	Amended and Restated Bylaws of Lands’ End, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on April 8, 2014 (File No. 001-09769))

10.1	Amendment to Lands’ End, Inc. 2014 Stock Plan (incorporated by reference to Exhibit 10.27 to the Company’s Form 8-K filed on August 7, 2014 (File No. 001-09769))

10.2	Form of Lands’ End, Inc. Executive Severance Agreement† (incorporated by reference to Exhibit 10.24 to the Company’s Form 8-K/A filed on July 2, 2014 (File No. 001-09769))

10.3	Form of Lands’ End, Inc. Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Form 8-K filed on May 27, 2014 (File No. 001-09769))

10.4	Amendment to Lands’ End, Inc. Long-Term Incentive Program (incorporated by reference to Exhibit 10.26 to the Company’s Form 8-K filed on May 27, 2014 (File No. 001-09769))

*31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

†
The Securities and Exchange Commission granted confidential treatment for the omitted portions of this Exhibit. The omitted portions have been separately filed with the Securities and Exchange Commission.