Form 10-Q
period 2014-10-31
LANDS' END, INC.
filed 2014-12-10
CIK 799288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2014
-OR-

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to                      to                     .
Commission File Number: 001-09769

Lands’ End, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-2512786
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

1 Lands' End Lane Dodgeville, Wisconsin	53595
(Address of Principal Executive Offices)	(Zip Code)
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of December 10, 2014, the registrant had 31,956,521 shares of common stock, $0.01 par value, outstanding.

LANDS’ END, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LANDS’ END, INC.
Condensed Consolidated and Combined Statements of Comprehensive Operations
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(in thousands except per share data)	October 31, 2014	November 1, 2013	October 31, 2014	November 1, 2013
REVENUES
Merchandise sales and services, net	$373,082	$383,851	$1,050,787	$1,032,447
COSTS AND EXPENSES
Cost of sales (excluding depreciation and amortization)	189,787	209,401	537,064	553,735
Selling and administrative	143,370	145,917	419,859	408,782
Depreciation and amortization	4,802	5,255	14,629	16,253
Other operating expense, net	25	7	45	59
Total costs and expenses	337,984	360,580	971,597	978,829
Operating income	35,098	23,271	79,190	53,618
Interest expense	6,194	—	14,324	—
Other income, net	507	10	847	33
Income before income taxes	29,411	23,281	65,713	53,651
Income tax expense	11,420	9,002	25,009	20,747
NET INCOME	$17,991	$14,279	$40,704	$32,904
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(2,698)	1,273	(2,316)	104
COMPREHENSIVE INCOME	$15,293	$15,552	$38,388	$33,008
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO STOCKHOLDERS (Note 4)
Basic:	$0.56	$0.45	$1.27	$1.03
Diluted:	$0.56	$0.45	$1.27	$1.03

Basic weighted average common shares outstanding	31,957	31,957	31,957	31,957
Diluted weighted average common shares outstanding	31,971	31,957	31,965	31,957

See accompanying Notes to Condensed Consolidated and Combined Financial Statements.

LANDS’ END, INC.
Condensed Consolidated and Combined Balance Sheets
(Unaudited)

(in thousands, except share data)	October 31, 2014	November 1, 2013	January 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$105,574	$16,331	$22,411
Restricted cash	3,300	3,300	3,300
Accounts receivable, net	39,459	38,648	33,617
Inventories, net	403,938	463,957	369,928
Prepaid expenses and other current assets	40,361	37,602	21,993
Total current assets	592,632	559,838	451,249
Property and equipment, net	99,070	99,162	101,096
Goodwill	110,000	110,000	110,000
Intangible assets, net	529,369	531,999	531,342
Other assets	22,942	617	588
TOTAL ASSETS	$1,354,013	$1,301,616	$1,194,275
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$157,674	$139,393	$115,387
Deferred tax liabilities	2,850	7,954	4,019
Other current liabilities	121,924	97,086	83,955
Total current liabilities	282,448	244,433	203,361
Long-term debt	507,275	—	—
Long-term deferred tax liabilities	172,930	194,966	195,534
Other liabilities	17,439	3,233	3,066
TOTAL LIABILITIES	980,092	442,632	401,961
Commitments and contingencies (Note 11)
STOCKHOLDERS' EQUITY
Common stock, par value $0.01- authorized: 480,000,000 shares; issued and outstanding: 31,956,521	320	—	—
Additional paid-in capital	342,130	—	—
Retained earnings	35,782	—	—
Net parent company investment	—	862,041	794,309
Accumulated other comprehensive loss	(4,311)	(3,057)	(1,995)
Total stockholders’ equity	373,921	858,984	792,314
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,354,013	$1,301,616	$1,194,275

See accompanying Notes to Condensed Consolidated and Combined Financial Statements.

LANDS’ END, INC.
Condensed Consolidated and Combined Statements of Cash Flows
(Unaudited)

	39 Weeks Ended
(in thousands)	October 31, 2014	November 1, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$40,704	$32,904
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,629	16,253
Amortization of debt issuance costs	1,092	—
Loss on disposal of property and equipment	45	59
Stock-based compensation	1,954	—
Deferred income taxes	7,730	3,407
Change in operating assets and liabilities:
Inventories	(36,306)	(84,982)
Accounts payable	44,989	30,010
Other operating assets	(23,402)	(22,991)
Other operating liabilities	34,123	14,394
Net cash provided by (used in) operating activities	85,558	(10,946)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	—	9
Purchases of property and equipment	(11,141)	(3,629)
Net cash used in investing activities	(11,141)	(3,620)
CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from / (distributions to) Sears Holdings, net	8,784	2,739
Proceeds from issuance of long-term debt	515,000	—
Payments on term loan facility	(2,575)	—
Debt issuance costs	(11,433)	—
Dividend paid to a subsidiary of Sears Holdings Corporation	(500,000)	—
Net cash provided by financing activities	9,776	2,739
Effects of exchange rate changes on cash	(1,030)	(99)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	83,163	(11,926)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,411	28,257
CASH AND CASH EQUIVALENTS, END OF PERIOD	$105,574	$16,331
SUPPLEMENTAL INFORMATION:
Supplemental Cash Flow Data:
Unpaid liability to acquire property and equipment	$2,030	$1,584
Income taxes paid	$13,013	$4,659
Interest paid	$13,020	$—

See accompanying Notes to Condensed Consolidated and Combined Financial Statements.

LANDS’ END, INC.
Condensed Consolidated and Combined Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Net Parent Company Investment	Total Stockholders' Equity
(in thousands except share data)	Shares	Amount
Balance at February 1, 2013	—	$—	$—	$—	$(3,161)	$826,398	$823,237
Net income	—	—	—	—	—	32,904	32,904
Cumulative translation adjustment, net of tax	—	—	—	—	104	—	104
Distributions to parent company, net	—	—	—	—	—	2,739	2,739
Balance at November 1, 2013	—	$—	$—	$—	$(3,057)	$862,041	$858,984

Balance at January 31, 2014	—	$—	$—	$—	$(1,995)	$794,309	$792,314
Net income	—	—	—	35,782	—	4,922	40,704
Cumulative translation adjustment, net of tax	—	—	—	—	(2,316)	—	(2,316)
Stock-based compensation expense	—	—	1,954	—	—	—	1,954
Contribution from parent company, net	—	—	—	—	—	8,784	8,784
Dividend paid to parent company	—	—	—	—	—	(500,000)	(500,000)
Separation related adjustments	—	—	—	—	—	32,481	32,481
Reclassification of net parent company investment to common stock and additional paid-in capital in conjunction with the separation	31,956,521	320	340,176	—	—	(340,496)	—
Balance at October 31, 2014	31,956,521	$320	$342,130	$35,782	$(4,311)	$—	$373,921

See accompanying Notes to Condensed Consolidated and Combined Financial Statements.

LANDS’ END, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
NOTE 1. BACKGROUND AND BASIS OF PRESENTATION
Description of Business and Separation
Lands' End, Inc. (“Lands’ End,” “we,” “us,” “our” or the “Company”) is a leading multi-channel retailer of casual clothing, accessories and footwear, as well as home products. We offer products through catalogs, online at www.landsend.com and affiliated specialty and international websites, and through retail locations, primarily at Lands’ End Shops at Sears, stand-alone Lands’ End Inlet stores and international shop-in-shops that sell merchandise in various retail department stores.
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
The accompanying unaudited Condensed Consolidated and Combined Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all material adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. Dollar amounts are reported in thousands, except per share data, unless otherwise noted. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Lands' End Annual Report on Form 10-K filed with the SEC on March 25, 2014.
Our historical Condensed Combined Financial Statements (constituting the periods prior to April 4, 2014) have been prepared on a stand-alone basis and have been derived from the consolidated financial statements and accounting records of Sears Holdings. The Condensed Combined Financial Statements include Lands’ End, Inc. and subsidiaries and certain other items related to the Lands’ End business which were held by Sears Holdings prior to the Separation - primarily the Lands’ End Shops at Sears. These items were contributed by Sears Holdings to Lands’ End, Inc. prior to the Separation. These historical Condensed Combined Financial Statements reflect our financial position, results of operations and cash flows in conformity with GAAP.
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
As a business operation of Sears Holdings, we did not maintain our own tax and certain other corporate support functions prior to the Separation. We entered into agreements with Sears Holdings for the continuation of certain of these services, as well as to support the Lands' End Shops at Sears. These expenses had been allocated to Lands’ End based on direct usage or benefit where identifiable, with the remainder allocated on a pro rata basis based upon revenue, headcount, square footage or other measures. Lands’ End considers the expense allocation methodology and results to be reasonable for all periods presented. However, the costs and allocations charged to the Company by Sears Holdings do not necessarily reflect the costs of obtaining the services from unaffiliated third parties or of the Company providing the applicable services itself. The historical Condensed Combined Financial Statements contained herein may not be indicative of the Company’s financial position, operating results, and cash flows in the future, or what they would have been if it had been a stand-alone company during all periods presented. See Note 9 - Related Party Agreements and Transactions.
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
NOTE 2. INCOME TAXES
Lands’ End and Sears Holdings Corporation entered into a tax sharing agreement (the “Tax Sharing Agreement”) in connection with the Separation which governs Sears Holdings Corporation’s and Lands’ End’s respective rights, responsibilities and obligations after the Separation with respect to liabilities for U.S. federal, state, local and foreign taxes attributable to the Lands’ End business. In addition to the allocation of tax liabilities, the Tax Sharing Agreement addresses the preparation and filing of tax returns for such taxes and dispute resolution with taxing authorities regarding such taxes. Generally, Sears Holdings Corporation is liable for all pre-Separation U.S. federal, state and local income taxes. Lands’ End generally is liable for all other taxes attributable to its business, including all foreign income taxes.
As of October 31, 2014, the Company had gross unrecognized tax benefits (“UTBs”) of $9.0 million. Of this amount, $5.8 million would, if recognized, impact our effective tax rate. The Company does not expect that UTBs will fluctuate in the next 12 months for tax audit settlements and the expiration of the statute of limitations for certain jurisdictions. Pursuant to the Tax Sharing Agreement, Sears Holdings Corporation is generally responsible for all U.S. federal, state and local UTBs through the date of the Separation and, as such, the UTBs are recorded in Other liabilities in the Condensed Consolidated and Combined Balance Sheets, and an indemnification asset from Sears Holdings Corporation for the $8.8 million pre-Separation UTBs recorded in Other assets in the Condensed Consolidated and Combined Balance Sheets.
The Company classifies interest expense and penalties related to UTBs and interest income on tax overpayments as components of income tax expense. As of October 31, 2014, the total amount of interest expense and penalties recognized on our balance sheet was $5.3 million ($3.4 million net of federal benefit). The total amount of net interest expense recognized in the Condensed Consolidated and Combined Statements of Comprehensive Operations were insignificant for the 13 and 39 weeks ended October 31, 2014 and November 1, 2013. Sears Holdings and we file income tax returns in both the United States and various foreign jurisdictions. The Internal Revenue Service has completed its examination of all federal income tax returns of Sears Holdings through the 2009 return, and all matters arising from such examinations have been resolved. Sears Holdings and the Company are under examination by various state income tax jurisdictions for the years 2002–2012.

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
The following table summarizes the Company’s stock-based compensation expense, which is primarily included in Selling and administrative expense in the Condensed Consolidated and Combined Statements of Comprehensive Income:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 31, 2014	November 1, 2013	October 31, 2014	November 1, 2013
Performance Awards	$1,086	$—	$1,804	$—
Deferred Awards	86	—	150	—
Total stock-based compensation expense	$1,172	$—	$1,954	$—
Awards Granted Year to Date October 31, 2014
The Company granted Deferred Awards and Performance Awards to various employees during the 13 and 39 weeks ended October 31, 2014. Generally, the Deferred Awards have a three year vesting period with 25% of the award vesting in both the first and second years and 50% vesting in the third year. In general, the Performance Awards granted to executives vest over a 3-year service period and have a performance measure at the end of the first year of service. If earned, 25% of the awards vest in the first and second years and 50% vests in the third year.

Changes in the Company’s Unvested Stock Awards Year to Date October 31, 2014
Deferred Awards

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Deferred Awards, beginning of period	—	$—
Granted	45	26.80
Forfeited	(3)	26.73
Unvested Deferred Awards, end of period	42	26.81
Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $1.0 million as of October 31, 2014, which will be recognized over a weighted average period of approximately 2.6 years.
Performance Awards

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Performance Awards, beginning of period	—	$—
Granted	300	27.30
Forfeited	(23)	26.73
Unvested Performance Awards, end of period	277	27.35
Total unrecognized stock-based compensation expense related to unvested Performance Awards approximated $5.8 million as of October 31, 2014, which will be recognized over a weighted average period of approximately 2.6 years.
NOTE 4. EARNINGS PER SHARE
The numerator for both basic and diluted earnings per share (“EPS”) is net income attributable to Lands’ End. The denominator for basic EPS is based upon the number of weighted average shares of Lands’ End common stock outstanding during the reporting periods. The denominator for diluted EPS is based upon the number of weighted average shares of Lands’ End common stock and common stock equivalents outstanding during the reporting periods. For periods ended April 4, 2014 and prior, basic earnings per share are computed using the number of shares of Lands’ End common stock outstanding on April 4, 2014, the date on which the Lands’ End common stock was distributed to the stockholders of Sears Holdings Corporation. The same number of shares was used to calculate basic and diluted earnings per share for the 13 and 39 weeks ended November 1, 2013 as there were no dilutive securities during these periods. The following table summarizes the components of basic and diluted earnings per share:

	13 Weeks Ended		39 Weeks Ended
(in thousands, except per share amounts)	October 31, 2014	November 1, 2013	October 31, 2014	November 1, 2013
Net income	$17,991	$14,279	$40,704	$32,904

Basic weighted average shares outstanding	31,957	31,957	31,957	31,957
Dilutive effect of stock awards	14	—	8	—
Diluted weighted average shares outstanding	31,971	31,957	31,965	31,957

Basic earnings per share	$0.56	$0.45	$1.27	$1.03
Diluted earnings per share	$0.56	$0.45	$1.27	$1.03
There were no anti-dilutive securities excluded from the diluted weighted average shares outstanding for the 13 and 39 weeks ended October 31, 2014 or November 1, 2013.

NOTE 5. OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) encompasses all changes in equity other than those arising from transactions with stockholders, and is comprised solely of foreign currency translation adjustments and net income.

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 31, 2014	November 1, 2013	October 31, 2014	November 1, 2013
Beginning balance: Accumulated other comprehensive loss (net of tax of $988, $2,653, $1,211, and $1,938, respectively)	$(1,613)	$(4,330)	$(1,995)	$(3,161)
Other comprehensive income (loss)
Foreign currency translation adjustments (net of tax (expense) benefit of $1,654, $(780), $1,431, and $(65), respectively)	(2,698)	1,273	(2,316)	104
Ending balance: Accumulated other comprehensive loss (net of tax of $2,642, $1,873, $2,642, and $1,873, respectively)	$(4,311)	$(3,057)	$(4,311)	$(3,057)
Comprehensive income—no amounts were reclassified out of Accumulated other comprehensive loss during any of the periods presented.
NOTE 6. DEBT
Debt Arrangements
In connection with the Separation, Lands’ End entered into an asset-based senior secured credit agreement, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders, which provides for maximum borrowings of $175.0 million (“ABL Facility”) for Lands’ End, subject to a borrowing base, with a $30.0 million sub facility for a United Kingdom subsidiary borrower of Lands’ End (the “UK Borrower”). The ABL Facility has a sub-limit of $70.0 million for domestic letters of credit and a sub-limit of $15.0 million for letters of credit for the UK Borrower. The ABL Facility is available for working capital and other general corporate purposes, and was undrawn at the Separation and at October 31, 2014, other than for letters of credit. The Company had borrowing availability under the ABL Facility of $161.5 million as of October 31, 2014, net of outstanding letters of credit of $13.5 million.
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
Maturity; Amortization and Prepayments
The ABL Facility will mature on April 4, 2019. The Term Loan Facility will mature on April 4, 2021 and will amortize at a rate equal to 1% per annum, and is subject to mandatory prepayment in an amount equal to a percentage of the borrower’s excess cash flows in each fiscal year, ranging from 0% to 50% depending on Lands’ End’s secured leverage ratio, and the proceeds from certain asset sales and casualty events. The Company’s aggregate scheduled maturities of the Term Loan Facility as of October 31, 2014 are as follows:

(in thousands)
Less than 1 year	$5,150
1 - 2 years	5,150
2 - 3 years	5,150
3 - 4 years	5,150
4 - 5 years	5,150
Thereafter	486,675
$512,425
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
Interest; Fees
The interest rate on the Term Loan Facility was 4.25% at October 31, 2014. The interest rates per annum applicable to the loans under the Facilities are based on a fluctuating rate of interest measured by reference to, at the borrowers’ election, either (i) an adjusted London inter-bank offered rate (“LIBOR”) plus a borrowing margin, or (ii) an alternative base rate plus a borrowing margin. The borrowing margin is fixed for the Term Loan Facility at 3.25% in the case of LIBOR loans and 2.25% in the case of base rate loans. For the Term Loan Facility, LIBOR is subject to a 1% interest rate floor. The borrowing margin for the ABL Facility is subject to adjustment based on the average excess availability under the ABL Facility for the preceding fiscal quarter, and will range from 1.50% to 2.00% in the case of LIBOR borrowings and will range from 0.50% to 1.00% in the case of base rate borrowings.
Customary agency fees are payable in respect of both Facilities. The ABL Facility fees also include (i) commitment fees, based on a percentage ranging from approximately 0.25% to 0.375% of the daily unused portions of the ABL Facility, and (ii) customary letter of credit fees.
Representations and Warranties; Covenants
The Facilities contain various representations and warranties and restrictive covenants that, among other things and subject to specified exceptions, restrict the ability of Lands’ End and its subsidiaries to incur indebtedness

(including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the ABL Facility falls below the greater of 10% of the loan cap amount or $15.0 million, Lands’ End will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Facilities do not otherwise contain financial maintenance covenants. The Company was in compliance with all financial covenants related to the Facilities as of October 31, 2014.
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
Restricted cash is reflected on the Condensed Consolidated and Combined Balance Sheets at fair value. The fair value of Restricted cash as of October 31, 2014, November 1, 2013 and January 31, 2014 was $3.3 million, based on Level 1 inputs. Restricted cash amounts are valued based upon statements received from financial institutions.
Cash, Accounts receivable, Accounts payable and Other current liabilities are reflected on the Condensed Consolidated and Combined Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments.
Carrying values and fair values of other financial instruments in the Condensed Consolidated and Combined Balance Sheets are as follows:

	October 31, 2014
(in thousands)	Carrying Amount	Fair Value
Long-term debt, including short-term portion	$512,425	$500,895
Long-term debt was valued utilizing level 2 valuation techniques based on the closing inactive market bid price on October 31, 2014. There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis as of October 31, 2014, November 1, 2013 and January 31, 2014.

NOTE 8. GOODWILL AND INTANGIBLE ASSETS
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase accounting method. The net carrying amounts of goodwill, trade names and customer lists are included within the Company's Direct segment. Total amortization expense relating to intangible assets was $0.7 million and $2.0 million for the 13 and 39 weeks ended October 31, 2014 and November 1, 2013, respectively. There were no impairments of goodwill or intangible assets during these periods.
The following summarizes goodwill and intangible assets:

		October 31, 2014		November 1, 2013		January 31, 2014
(in thousands)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Customer lists	10	$26,300	$25,231	$26,300	$22,601	$26,300	$23,258
Indefinite-lived intangible assets:
Trade names		528,300	—	528,300	—	528,300	—
Gross intangible assets		$554,600	$25,231	$554,600	$22,601	$554,600	$23,258
Total intangible assets, net		$529,369		$531,999		$531,342
Goodwill		$110,000		$110,000		$110,000

Estimated Future Amortization Expense
2014 (13 weeks)	$657
2015	412
NOTE 9. RELATED PARTY AGREEMENTS AND TRANSACTIONS
According to statements on form Schedule 13D filed with the SEC by ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert (collectively, “ESL”), ESL beneficially owned significant portions of both the Company's and Sears Holdings Corporation's outstanding shares of common stock. Therefore Sears Holdings Corporation, the Company's former parent company, is considered a related party both prior to and subsequent to the Separation.
Prior to the Separation, Sears Holdings Corporation (including certain of its non-Lands’ End subsidiaries) and the Company entered into various agreements to, among other things: (i) support the Lands’ End Shops at Sears; (ii) provide various general corporate services; (iii) the Company's participation in the Shop Your Way program; and (iv) allow for the use of intellectual property or services. The amounts charged to the Company by Sears Holdings do not necessarily reflect the costs of obtaining the services from unaffiliated third parties or of the Company providing the applicable services itself. Management believes that such costs are reasonable; however, the Condensed Consolidated and Combined Financial Statements contained herein may not be indicative of the Company’s financial position, operating results, and cash flows in the future, or what they would have been if it had been a stand-alone company during all periods presented. Unless indicated otherwise, the fees and expense charged are included in Selling and administrative expense in the Condensed Consolidated and Combined Statements of Comprehensive Operations.
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
The components of the transactions between the Company and Sears Holdings, which exclude passthrough payments to third parties, are as follows:
Lands’ End Shops at Sears
Related party costs charged by Sears Holdings to the Company related to Lands’ End Shops at Sears are as follows:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 31, 2014	November 1, 2013	October 31, 2014	November 1, 2013
Rent, CAM and occupancy costs	$6,485	$7,007	$20,078	$21,017
Retail services, store labor	7,899	8,515	23,208	25,225
Supply chain costs	246	502	751	1,963
Financial services and payment processing	713	825	2,144	2,220
Total expenses	$15,343	$16,849	$46,181	$50,425
Number of Lands’ End Shops at Sears at period end (1)	242	275	242	275
(1)    During the 13 and 39 weeks ended October 31, 2014, five and 32 Lands’ End Shops at Sears were closed, respectively.
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

General Corporate Services
Related party costs charged by Sears Holdings to the Company for general corporate services are as follows:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 31, 2014	November 1, 2013	October 31, 2014	November 1, 2013
Sourcing	$3,203	$3,672	$6,939	$7,725
Shop Your Way	992	2,138	3,040	5,127
Shared services	150	119	409	294
Co-location and services	2	6	15	19
Total expenses	$4,347	$5,935	$10,403	$13,165
Sourcing
The Company contracts with Sears Holdings Global Sourcing, Ltd., a subsidiary of Sears Holdings Corporation, to provide agreed upon buying agency services in foreign territories from where the Company purchases merchandise. These services, primarily based upon inventory levels, include quality-control functions, regulatory compliance, product claims management and new vendor selection and setup assistance. These amounts are included in Cost of sales in the Condensed Consolidated and Combined Statements of Comprehensive Operations.
Shop Your Way
The Company contracts with SHMC to participate in Sears Holdings’ Shop Your Way (“SYW”) member loyalty program. Customers earn points issued by SHMC on purchases which may be redeemed to pay for future purchases. The Company pays SHMC an agreed-upon fee for points issued in connection with purchases from the Company. Depending on the ratio of points redeemed in Lands’ End formats to points issued in Lands’ End formats in the previous 12 months, the Company generally either pays additional fees or is reimbursed fees by SHMC. For the 13 and 39 weeks ended October 31, 2014, the Company recorded an expense for additional fees payable to SHMC based on the formula above. All SYW member loyalty program expenses are recorded in Cost of sales in the Condensed Consolidated and Combined Statements of Comprehensive Operations. In 2013, under the prior arrangements that governed the Company’s participation in the SYW program, as customers redeemed points on purchases, Sears Holdings reimbursed the Company through a redemption credit. The redemption credit was $2.7 million and $6.7 million for the 13 and 39 weeks ended November 1, 2013, respectively and was included in Merchandise sales and services, net in the Condensed Consolidated and Combined Statements of Comprehensive Operations.
Shared Services
The Company contracts with SHMC to provide certain shared corporate services. These shared services include financing services, treasury services (including tax), shipping costs and compliance.
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

Use of Intellectual Property or Services
Related party revenue and costs charged by the Company to and from Sears Holdings for the use of intellectual property or services is as follows:

(in thousands)	13 Weeks Ended		39 Weeks Ended
	October 31, 2014	November 1, 2013	October 31, 2014	November 1, 2013
Royalty income	$20	$33	$67	$77
Call center services	605	313	1,462	890
Gift card revenue	(72)	237	254	772
Credit card revenue	353	297	1,025	863
Other revenue	(255)	70	368	800
Total income	$651	$950	$3,176	$3,402
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
Additional Balance Sheet Information
At October 31, 2014, the Company included $5.8 million and $11.0 million in Accounts receivable, net and Accounts payable, respectively, in the Condensed Consolidated and Combined Balance Sheets to reflect amounts due from and owed to Sears Holdings. At October 31, 2014, a $14.1 million receivable was recorded by the Company in Other assets in the Condensed Consolidated and Combined Balance Sheets to reflect the indemnification by Sears Holdings Corporation of the pre-Separation uncertain tax positions (including penalties and interest) for which Sears Holdings Corporation is responsible.
NOTE 10. SEGMENT REPORTING
The Company is a leading multi-channel retailer of casual clothing, accessories and footwear, as well as home products, and has two reportable segments: Direct and Retail. Both segments sell similar products—apparel, which includes accessories and footwear, and products for the home. Apparel and home revenues constituted over 99% of total revenues during each of the 13 and 39 weeks ended October 31, 2014 and November 1, 2013. The Company identifies reportable segments according to how business activities are managed and evaluated. Each of the Company’s operating segments are reportable segments and are strategic business units that offer similar products and services but are sold either directly from our warehouses (Direct) or through our retail stores (Retail). Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is the primary measure used to make decisions on allocating resources and assessing performance of each operating segment. Adjusted EBITDA is computed as Income before taxes appearing on the Condensed Consolidated and Combined Statements of Comprehensive Operations net of interest expense, depreciation and amortization and other significant items which, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, which may affect comparability of results. Reportable segment assets are those directly used in or clearly allocable to an operating segment’s operations. Depreciation, amortization, and property and equipment expenditures are recognized in each respective segment. There were no material transactions between reporting segments for the 13 and 39 weeks ended October 31, 2014 and November 1, 2013.

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

•
The Retail segment sells products and services through dedicated Lands’ End Shops at Sears across the United States, the Company’s stand-alone Lands’ End Inlet stores and international shop-in-shops. Operating costs consist primarily of labor and benefits costs; rent, CAM and occupancy costs; distribution costs; and in-store marketing costs. Assets primarily include inventory in the retail stores, fixtures and leasehold improvements.

Corporate overhead and other expenses include unallocated shared-service costs, which primarily consist of employee services and financial services, legal and corporate expenses. These expenses include labor and benefits costs, corporate headquarters occupancy costs and other administrative expenses. Assets include corporate headquarters and facilities, corporate cash and deferred income taxes.

Financial information by segment is presented in the following tables for the 13 and 39 weeks ended October 31, 2014 and November 1, 2013, respectively.
SUMMARY OF SEGMENT DATA

(in thousands)	Direct	Retail	Corporate/ Other	Total
13 Weeks Ended October 31, 2014
Merchandise sales and services, net	$320,286	$52,776	$20	$373,082
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	160,807	28,980	—	189,787
Selling and administrative	111,712	22,980	8,678	143,370
Depreciation and amortization	3,822	643	337	4,802
Other operating expense, net	—	—	25	25
Total costs and expenses	276,341	52,603	9,040	337,984
Operating income (loss)	43,945	173	(9,020)	35,098
Interest expense	—	—	6,194	6,194
Other income, net	—	—	507	507
Income (loss) before income taxes	43,945	173	(14,707)	29,411
Interest expense	—	—	6,194	6,194
Other income, net	—	—	507	507
Depreciation and amortization	3,822	643	337	4,802
Loss on property and equipment	—	—	25	25
Adjusted EBITDA	$47,767	$816	$(8,658)	$39,925

Total assets	$1,127,221	$80,406	$146,386	$1,354,013

Capital expenditures	$4,962	$310	$153	$5,425

(in thousands)	Direct	Retail	Corporate/ Other	Total
13 Weeks Ended November 1, 2013
Merchandise sales and services, net	$324,179	$59,639	$33	$383,851
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	171,226	38,175	—	209,401
Selling and administrative	114,111	25,636	6,170	145,917
Depreciation and amortization	4,035	882	338	5,255
Other operating expense, net	—	—	7	7
Total costs and expenses	289,372	64,693	6,515	360,580
Operating income (loss)	34,807	(5,054)	(6,482)	23,271
Other income, net	—	—	10	10
Income (loss) before income taxes	34,807	(5,054)	(6,472)	23,281
Other income, net	—	—	10	10
Depreciation and amortization	4,035	882	338	5,255
Loss on property and equipment	—	—	7	7
Adjusted EBITDA	$38,842	$(4,172)	$(6,137)	$28,533

Total assets	$1,176,621	$90,149	$34,846	$1,301,616

Capital expenditures	$1,618	$—	$249	$1,867

(in thousands)	Direct	Retail	Corporate/ Other	Total
39 Weeks Ended October 31, 2014
Merchandise sales and services, net	$888,889	$161,831	$67	$1,050,787
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	448,519	88,545	—	537,064
Selling and administrative	324,820	69,184	25,855	419,859
Depreciation and amortization	11,682	1,938	1,009	14,629
Other operating expense, net	—	—	45	45
Total costs and expenses	785,021	159,667	26,909	971,597
Operating income (loss)	103,868	2,164	(26,842)	79,190
Interest expense	—	—	14,324	14,324
Other income, net	—	—	847	847
Income (loss) before income taxes	103,868	2,164	(40,319)	65,713
Interest expense	—	—	14,324	14,324
Other income, net	—	—	847	847
Depreciation and amortization	11,682	1,938	1,009	14,629
Loss on disposal of property and equipment	—	—	45	45
Adjusted EBITDA	$115,550	$4,102	$(25,788)	$93,864

Total assets	$1,127,221	$80,406	$146,386	$1,354,013

Capital expenditures	$10,393	$452	$296	$11,141

(in thousands)	Direct	Retail	Corporate/ Other	Total
39 Weeks Ended November 1, 2013
Merchandise sales and services, net	$860,774	$171,596	$77	$1,032,447
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	455,794	97,941	—	553,735
Selling and administrative	316,882	75,476	16,424	408,782
Depreciation and amortization	12,590	2,655	1,008	16,253
Other operating expense, net	—	—	59	59
Total costs and expenses	785,266	176,072	17,491	978,829
Operating income (loss)	75,508	(4,476)	(17,414)	53,618
Other income, net	—	—	33	33
Income (loss) before income taxes	75,508	(4,476)	(17,381)	53,651
Other income, net	—	—	33	33
Depreciation and amortization	12,590	2,655	1,008	16,253
Loss on sale of property and equipment	—	—	59	59
Adjusted EBITDA	$88,098	$(1,821)	$(16,347)	$69,930

Total assets	$1,176,621	$90,149	$34,846	$1,301,616

Capital expenditures	$3,355	$1	$273	$3,629
NOTE 11. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company is party to various legal proceedings arising in the ordinary course of business. These actions include commercial, intellectual property, employment, regulatory and consumer fraud claims. Some of these actions involve complex factual and legal issues and are subject to uncertainties. At this time, the Company is not able to either predict the outcome of these legal proceedings or reasonably estimate a potential range of loss with respect to the proceedings. The Company does not believe that the outcome of any current legal proceeding would have a material adverse effect on results of operations, cash flows or financial position taken as a whole.
Beginning in 2005, the Company initiated the first of several claims in Iowa County Circuit Court against the City of Dodgeville to recover overpaid taxes resulting from the city’s excessive assessment of the Company’s headquarters campus. As of December 9, 2014, the courts reviewing these claims have ordered the city to return, and the city has refunded, over $3.9 million in excessive taxes and interest to the Company. The Company received approximately $1.6 million for the case involving the 2005 and 2006 tax years that was recognized in 2009. The Company also received a partial recovery of approximately $1.6 million for the consolidated cases, involving the 2007, 2009 and 2010 tax years, recognized in 2013 within Selling and administrative costs in the Condensed Consolidated and Combined Statement of Operations and for which the Company appealed seeking the remainder of our claim of $1.2 million and additional interest. Additionally, in September 2013, the Wisconsin Court of Appeals awarded the Company $0.7 million in tax reimbursement and an as-yet uncalculated amount of interest on the Company’s claim relating to the 2008 tax year, which the City of Dodgeville paid in June 2014. Of the reimbursement received, $0.6 million was recognized as a decrease to Selling and administrative expense and $0.1 million of interest was recognized as an increase to Other income in the Condensed Consolidated and Combined Statements Comprehensive Operations for the 39 weeks ended October 31, 2014. In May 2014, the Court of Appeals granted, in part, the Company's appeal of the 2007, 2009 and 2010 tax assessment cases, concluding that the Company was entitled to a further reduction in its 2007 and 2009 assessments. The Company estimates that this ruling will entitle the Company to an additional refund of approximately $0.6 million, plus an as-yet uncalculated amount of interest. The Company filed an appeal with the Wisconsin Supreme Court seeking a reduction in its 2010 tax assessment that is the same as the reduction in the 2007 and 2009 assessments awarded by the Court of Appeals in its May 2014 decision. The Wisconsin Supreme Court denied the Company's appeal. Excluding the claim relating to the 2005 and 2006 tax years for which all appeals have been exhausted, the Company believes that its outstanding claims pending in circuit court covering the still-disputed tax years from 2007 through 2013 may yield a potential aggregate recovery from the City of Dodgeville of $3.2 million or more. In addition, the Company has submitted an administrative claim for the 2014 tax year, which has not yet been filed in the circuit court, which the Company believes may yield a potential aggregate recovery from the City of Dodgeville of $0.7 million or more. None of these amounts for outstanding claims have been recorded in the Condensed Consolidated and Combined Financial Statements.
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
Executive Overview
Description of the Company
Lands’ End, Inc. (“Lands’ End,” “we,” “us,” “our” or the “Company”) is a leading multi-channel retailer of casual clothing, accessories and footwear, as well as home products. We offer products through catalogs, online at www.landsend.com and affiliated specialty and international websites, and through retail locations, primarily at Lands’ End Shops at Sears, stand-alone Lands’ End Inlet stores and international shop-in-shops that sell merchandise in various retail department stores. We are a classic American lifestyle brand with a passion for quality, legendary service and real value, and we seek to deliver timeless style for men, women, kids and the home. Lands’ End was founded in 1963 in Chicago by Gary Comer and his partners to sell sailboat hardware and equipment by catalog. While our product focus has shifted significantly over the years, we have continued to adhere to our founder’s motto as one of our guiding principles: “Take care of the customer, take care of the employee and the rest will take care of itself.”
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
Our historical Condensed Combined Financial Statements have been prepared on a stand-alone basis and have been derived from the consolidated financial statements of Sears Holdings and accounting records of Sears Holdings. The Condensed Combined Financial Statements include Lands’ End, Inc. and subsidiaries and certain other items related to the Lands’ End business which were held by Sears Holdings prior to the Separation, primarily the Lands’ End Shops at Sears. These items were contributed by Sears Holdings to Lands’ End, Inc. prior to the Separation. These historical Condensed Combined Financial Statements reflect our financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”).
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
Stand-alone costs. We are also incurring increased costs as a result of becoming a publicly traded company independent from Sears Holdings. As a stand-alone company, we expect to incur incremental annual operating costs estimated to be approximately $8.0 million to $10.0 million to support our businesses, including management personnel, legal, finance, and human resources as well as certain costs associated with being a public company. We believe cash flows from operations will be sufficient to fund these additional operating charges, the majority of which will be recognized as selling and administrative expenses.
In addition, we estimate one-time information technology costs related to the Separation to be approximately $2.0 million to $3.0 million. These one-time costs include costs to support our business and certain costs required to operate as a stand-alone company and do not include future investments in technology. A portion of these expenditures may be capitalized and amortized over their useful lives and others will be expensed as incurred, depending on their nature.
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
The prior arrangements, as reflected in the historical Condensed Combined Financial Statements contained herein, are not materially different from the arrangements that were entered into with Sears Holdings in connection with the Separation, with the exception of the Shop Your Way member loyalty program. Net annual costs associated with the Shop Your Way member loyalty program are estimated to increase by approximately $6.0 to $8.0 million in 2014. The additional investment in the Shop Your Way member loyalty program is anticipated to be offset by increased profits from incremental revenue and reductions in promotions and advertising expense, as we expect to reduce our dependency on other marketing efforts as member engagement through the program continues to grow.
We do not believe that it will be necessary to employ a significant number of new employees to perform additional stand-alone or transition services. With respect to our retail operations, prior to the Separation, Sears Holdings provided retail staff for the Lands’ End Shops at Sears. Pursuant to a retail operations agreement, we contracted with Sears Holdings to continue to provide such staff following the Separation. We continue to rely on our existing field management working in conjunction with retail staff contracted from Sears Holdings to manage our Lands’ End Shops at Sears.
The success of our Retail segment depends on the performance of the Lands’ End Shops at Sears. Under the terms of the master lease agreement and master sublease agreement pursuant to which Sears Roebuck leases or subleases to us the premises for the Lands’ End Shops at Sears, Sears Roebuck has certain rights to (1) relocate our leased premises within the building in which such premises are located, subject to certain limitations, including our right to terminate the applicable lease if we are not satisfied with the new premises, and (2) terminate without liability the lease with respect to a particular Lands’ End Shop if the overall Sears store in which such Lands’ End Shop is located is closed or sold. Sears Holdings recently announced that it intends to continue to right-size, redeploy and highlight the value of its assets, including its real estate portfolio, in its transition from an asset-intensive, store-focused retailer. Sears Holdings also recently announced that it has entered into lease agreements with a third party fashion retailer for seven stand-alone stores. If Sears Roebuck continues to dispose of retail stores that contain Lands’ End Shops, and/or offer us relocation alternatives for Lands’ End Shops that are less attractive than the current premises, our business and results of operations could be adversely affected.
Debt Service Costs. We are also incurring increased costs related to an asset-based senior secured credit facility which provides for maximum borrowings of $175.0 million (the “ABL Facility”) and on a senior secured term loan facility with an initial balance of $515.0 million (the “Term Loan Facility” and, together with the ABL Facility, the “Facilities”). On October 31, 2014 the Term Loan Facility had a balance of $512.4 million. We anticipate interest costs related to the Facilities to be approximately $20.5 million for the ten months the Facilities are in place in 2014. The interest costs include approximately $1.6 million of amortization of debt issuance costs. Annual payments under the Facilities are expected to be the cash interest charges plus the Term Loan Facility seven year amortization of principal at a rate equal to 1% per annum. See “Liquidity and Capital Resources - Description of Material Indebtedness” below.
The aggregate amount of our stand-alone operating costs, the costs associated with our agreements with Sears Holdings, and the debt service costs that we expect to incur in connection with the Separation are not expected to significantly impact our liquidity. We expect that our existing cash balance, cash flows from operations and the available borrowing capacity of $175.0 million under the ABL Facility will provide adequate resources to meet our capital requirements and operational needs for the remainder of the fiscal year. Beyond this fiscal year, we believe that our existing cash balance, cash flows from operations, along with the ABL Facility will be adequate to meet our capital requirements and operational needs.
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

Results of Operations
The following tables set forth our consolidated results of operations for the 13 and 39 weeks ended October 31, 2014 and November 1, 2013:

	13 Weeks Ended
	October 31, 2014		November 1, 2013
(in thousands)	$’s	% of Net Sales	$’s	% of Net Sales
Merchandise sales and services, net	$373,082	100.0%	$383,851	100.0%
Cost of sales (excluding depreciation and amortization)	189,787	50.9%	209,401	54.6%
Gross margin	183,295	49.1%	174,450	45.4%
Selling and administrative	143,370	38.4%	145,917	38.0%
Depreciation and amortization	4,802	1.3%	5,255	1.4%
Other operating expense, net	25	—%	7	—%
Operating income	35,098	9.4%	23,271	6.1%
Interest expense	6,194	1.7%	—	—%
Other income, net	507	0.1%	10	—%
Income before income taxes	29,411	7.9%	23,281	6.1%
Income tax expense	11,420	3.1%	9,002	2.3%
Net income	$17,991	4.8%	$14,279	3.7%

	39 Weeks Ended
	October 31, 2014		November 1, 2013
(in thousands)	$’s	% of Net Sales	$’s	% of Net Sales
Merchandise sales and services, net	$1,050,787	100.0%	$1,032,447	100.0%
Cost of sales (excluding depreciation and amortization)	537,064	51.1%	553,735	53.6%
Gross margin	513,723	48.9%	478,712	46.4%
Selling and administrative	419,859	40.0%	408,782	39.6%
Depreciation and amortization	14,629	1.4%	16,253	1.6%
Other operating expense, net	45	—%	59	—%
Operating income	79,190	7.5%	53,618	5.2%
Interest expense	14,324	1.4%	—	—%
Other income, net	847	0.1%	33	—%
Income before income taxes	65,713	6.3%	53,651	5.2%
Income tax expense	25,009	2.4%	20,747	2.0%
Net income	$40,704	3.9%	$32,904	3.2%
Depreciation and amortization is not included in our cost of sales because we are a reseller of inventory and do not believe that including depreciation and amortization is meaningful. As a result, our gross margins may not be comparable to other entities that include depreciation and amortization related to the sale of their product in their gross margin measure.
Net Income and Adjusted EBITDA
We recorded Net income of $18.0 million and $14.3 million for the 13 weeks ended October 31, 2014 and November 1, 2013, respectively. We recorded Net income of $40.7 million and $32.9 million for the 39 weeks ended October 31, 2014 and November 1, 2013, respectively. In addition to our Net income determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted EBITDA measurement. Adjusted EBITDA is computed as Net income appearing on the Condensed Consolidated and Combined Statements of Comprehensive

Operations net of Income tax expense, Interest expense, Depreciation and amortization, and certain significant items set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our businesses, as well as executive compensation metrics, for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.
While Adjusted EBITDA is a non-GAAP measurement, management believes that it is an important indicator of ongoing operating performance, and useful to investors, because:

•	EBITDA excludes the effects of financings and investing activities by eliminating the effects of interest and depreciation costs.

•
Other significant items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, which may affect comparability of results. We have adjusted our results for these items to make our statements more comparable and therefore more useful to investors as the items are not representative of our ongoing operations. For the 13 and 39 weeks ended October 31, 2014 and November 1, 2013, we excluded the loss on disposal of property and equipment as management considers the gains or losses on disposal of assets to result from investing decisions rather than ongoing operations.

	13 Weeks Ended
	October 31, 2014		November 1, 2013
(in thousands)	$’s	% of Net Sales	$’s	% of Net Sales
Net income	$17,991	4.8%	$14,279	3.7%
Income tax expense	11,420	3.1%	9,002	2.3%
Other income, net	(507)	(0.1)%	(10)	—%
Interest expense	6,194	1.7%	—	—%
Operating income	35,098	9.4%	23,271	6.1%
Depreciation and amortization	4,802	1.3%	5,255	1.4%
Loss on disposal of property and equipment	25	—%	7	—%
Adjusted EBITDA	$39,925	10.7%	$28,533	7.4%

	39 Weeks Ended
	October 31, 2014		November 1, 2013
(in thousands)	$’s	% of Net Sales	$’s	% of Net Sales
Net income	$40,704	3.9%	$32,904	3.2%
Income tax expense	25,009	2.4%	20,747	2.0%
Other income, net	(847)	(0.1)%	(33)	—%
Interest expense	14,324	1.4%	—	—%
Operating income	79,190	7.5%	53,618	5.2%
Depreciation and amortization	14,629	1.4%	16,253	1.6%
Loss on disposal of property and equipment	45	—%	59	—%
Adjusted EBITDA	$93,864	8.9%	$69,930	6.8%
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
13-Week Period Ended October 31, 2014 compared with the 13-Week Period Ended November 1, 2013
Merchandise Sales and Services, Net
Merchandise sales and services, net for the 13 weeks ended October 31, 2014 were $373.1 million, compared with $383.9 million in the same period of the prior year, a decrease of $10.8 million, or 3%. The decrease was comprised of a decrease in our Direct segment of $3.9 million and a decrease in our Retail segment of $6.9 million.
Merchandise sales and services, net in our Direct segment were $320.3 million for the 13 weeks ended October 31, 2014, a decrease of $3.9 million, or 1% from the same period of the prior year. The decrease was primarily attributable to decreases in our International business, partially offset by an increase in U.S. business and school uniforms sales.
Merchandise sales and services, net in our Retail segment were $52.8 million for the 13 weeks ended October 31, 2014, a decrease of $6.9 million, or 12% from the same period of the prior year, driven by a decrease in the number of Lands’ End Shops at Sears, a decrease in Shop Your Way redemption credits resulting from the commercial agreements entered into with Sears Holdings Corporation and its subsidiaries as part of the Separation and a decrease in same store sales. Same store sales in the Retail segment decreased 3.1%, driven by lower sales in the Company’s Lands’ End Shops at Sears. On October 31, 2014, the Company operated 242 Lands’ End Shops at Sears, 14 global Lands’ End Inlet stores and five newly opened international shop-in-shops compared to 275 Lands’ End Shops at Sears and 16 global Lands’ End Inlets on November 1, 2013.
Gross Profit and Gross Margin
Total gross profit increased 5% to $183.3 million and gross margin increased approximately 370 basis points to 49.1% of total Merchandise sales and services, net, compared with $174.5 million, or 45.4% of total Merchandise sales and services, net, for the 13 weeks ended October 31, 2014 and November 1, 2013, respectively. The increase in gross profit and gross margin was primarily attributable to increases in both the Direct and Retail segments.
Gross profit in the Direct segment was $159.5 million compared with $153.0 million for the 13 weeks ended October 31, 2014 and November 1, 2013, respectively. Gross margin in the Direct segment increased 260 basis points to 49.8% in the 13 weeks ended October 31, 2014 versus 47.2% in the comparable prior year period, primarily attributable to improved merchandise assortment architecture and a more targeted promotional strategy; and to a lesser extent refunds on duties paid for imported products that were subsequently exported.
Retail segment gross profit increased to $23.8 million in the 13 weeks ended October 31, 2014 from $21.5 million in the 13 weeks ended November 1, 2013. Retail segment gross margin increased 910 basis points to 45.1% compared with 36.0% for the 13 weeks ended October 31, 2014 and November 1, 2013, respectively, driven by improved merchandise assortment architecture and a more targeted promotional strategy. The Retail segment also benefited from a favorable comparison to the 13 weeks ended November 1, 2013; which contained an inventory adjustment related to the transition of inventory from Sears’ distribution facilities to Lands’ End distribution facilities that negatively impacted gross margin.
Selling and Administrative Expenses
Selling and administrative expenses decreased 2% to $143.4 million for the 13 weeks ended October 31, 2014 compared with $145.9 million for the comparable period in the prior year. The 13 weeks ended October 31, 2014 included approximately $3.2 million of incentive compensation expenses and $2.0 million of stand-alone public company related expenses. There were no incentive compensation expenses or stand-alone public company costs in the 13 weeks ended November 1, 2013. As a percentage of Merchandise sales and services, net, Selling and administrative expenses increased approximately 40 basis points to 38.4% during the third quarter of 2014 from 38.0% during the third quarter last year. The deleveraging of Selling and administrative expenses was primarily attributable to increased incentive compensation expenses and stand-alone costs, partially offset by a reduction in marketing investments, personnel costs and other expenses.

 Operating Income
Operating income was $35.1 million in the 13 weeks ended October 31, 2014, compared with Operating income of $23.3 million in the 13 weeks ended November 1, 2013. The increase in Operating income of $11.8 million, or 51%, was primarily driven by the increased gross profit described above.
Interest Expense
Interest expense was $6.2 million in the 13 weeks ended October 31, 2014, and was attributable to higher debt levels and costs related to borrowings on the Term Loan Facility, which was used to pay a $500.0 million dividend to a subsidiary of Sears Holdings Corporation immediately prior to the Separation. We did not incur Interest expense in the 13 weeks ended November 1, 2013.
Income Tax Expense
Income tax expense was $11.4 million for the 13 weeks ended October 31, 2014 compared with $9.0 million in the 13 weeks ended November 1, 2013. Our effective tax rate was 38.8% and 38.7% for the 13 weeks ended October 31, 2014 and November 1, 2013, respectively.
Net Income
Net income increased 26% to $18.0 million and diluted earnings per share increased 24% to $0.56 per diluted share in the 13 weeks ended October 31, 2014 compared with $14.3 million and diluted earnings per share of $0.45 per diluted share in the 13 weeks ended November 1, 2013.
Adjusted EBITDA
Adjusted EBITDA increased 40% to $39.9 million in the 13 weeks ended October 31, 2014, compared with Adjusted EBITDA of $28.5 million in the 13 weeks ended November 1, 2013, primarily driven by the increase in Operating income described above.
39-Week Period Ended October 31, 2014 compared with the 39-Week Period Ended November 1, 2013
Merchandise Sales and Services, Net
Total Merchandise sales and services, net for the 39 weeks ended October 31, 2014 were $1,050.8 million, compared with $1,032.4 million in the same period of the prior year, an increase of $18.3 million, or 2%. The increase was attributable to an increase in our Direct segment of $28.1 million, partially offset by a decrease in our Retail segment of $9.8 million.
Direct segment Merchandise sale and services, net were $888.9 million for the 39 weeks ended October 31, 2014, an increase of $28.1 million, or 3% from the same period of the prior year. The increase was driven by an increase in our U.S. businesses driven by our women's product offerings, business and school uniforms, partially offset by decreases in our International business.
Merchandise sales and services, net in the Retail segment were $161.8 million for the 39 weeks ended October 31, 2014, a decrease of $9.8 million, or 6% from the same period of the prior year. The decrease was driven by a decrease in the number of Lands’ End Shops at Sears and a decrease in Shop Your Way member loyalty program redemption credits resulting from the commercial agreements entered into with Sears Holdings as part of the Separation, partially offset by an increase in same store sales. Same store sales in the Retail segment increased 1%, driven by higher sales in the Company’s Lands’ End Shops at Sears. On October 31, 2014 the Company operated 242 Lands’ End Shops at Sears, 14 global Lands’ End Inlet stores and five newly opened international shop-in-shops compared to 275 Lands’ End Shops at Sears and 16 global Lands’ End Inlets on November 1, 2013.
Gross Profit and Gross Margin
Total gross profit increased 7% to $513.7 million and gross margin increased approximately 250 basis points to 48.9% of total Merchandise sales and services, net, compared with $478.7 million, or 46.4% of total Merchandise sales and services, net, for the 39 weeks ended October 31, 2014 and November 1, 2013, respectively.
The increase in gross profit was driven by an increase in Direct segment gross profit to $440.4 million compared with $405.0 million for the 39 weeks ended October 31, 2014 and November 1, 2013, respectively. The Direct segment gross margin increased 250 basis points to 49.5% in the 39 weeks ended October 31, 2014 from 47.0% in the 39 weeks ended November 1, 2013, driven by higher gross margin in the U.S. businesses primarily attributable to improved merchandise assortment architecture and a more targeted promotional strategy.
Retail segment gross profit decreased slightly to $73.3 million in the 39 weeks ended October 31, 2014 compared with $73.7 million in the 39 weeks ended November 1, 2013. Retail segment gross margin increased 240 basis points to 45.3% of Retail Merchandise sales and services, net in the 39 weeks ended October 31, 2014, from 42.9% in the 39 weeks ended November 1, 2013, driven by improved merchandise assortment architecture and a more targeted promotional strategy, partially offset by increased net costs associated with the Shop Your Way member loyalty program. The Retail segment also benefited from a favorable comparison to the 39 weeks ended November 1, 2013; which contained an inventory adjustment related to the transition of inventory from Sears’ distribution facilities to Lands’ End distribution facilities that negatively impacted gross margin.
Selling and Administrative Expenses
Selling and administrative expenses were $419.9 million, or 40.0% of total Merchandise sales and services, net for the 39 weeks ended October 31, 2014 compared with $408.8 million, or 39.6% of total Merchandise sales and services, net for the comparable period in the prior year. The increase of $11.1 million in Selling and administrative expense was primarily attributable to a $9.4 million increase in incentive compensation, $6.0 million in costs associated with being a stand-alone public company and increased investment in marketing, partially offset by lower personnel costs. In the 39 weeks ended November 1, 2013 the Company had no stand-alone public company related expenses.
Operating Income
Operating income was $79.2 million in the 39 weeks ended October 31, 2014, compared with Operating income of $53.6 million in the 39 weeks ended November 1, 2013. The increase in Operating income of $25.6 million, or 48%, was primarily driven by increased gross profit, partially offset by increased Selling and administrative expenses.
Interest Expense
Interest expense was $14.3 million in the 39 weeks ended October 31, 2014, and was attributable to higher debt levels and costs related to the issuance of the Term Loan Facility, which was used to pay a $500.0 million dividend to a subsidiary of Sears Holdings Corporation immediately prior to the Separation. We did not incur Interest expense in the 39 weeks ended November 1, 2013.
Income Tax Expense
Our effective tax rate was 38.1% and 38.7% for the 39 weeks ended October 31, 2014 and November 1, 2013, respectively. The decreased rate was primarily due to one-time Separation related items and lower effective state tax rates.
Net Income
Net income increased 24% to $40.7 million, or $1.27 per diluted share, in the 39 weeks ended October 31, 2014 compared with $32.9 million, or $1.03 per diluted share, in the 39 weeks ended November 1, 2013.
Adjusted EBITDA
Adjusted EBITDA was $93.9 million in the 39 weeks ended October 31, 2014, compared with Adjusted EBITDA of $69.9 million in the 39 weeks ended November 1, 2013. The 34% increase was primarily driven by the increase in Operating income of $25.6 million described above.
Liquidity and Capital Resources
Our primary need for liquidity is to fund working capital requirements of our business, capital expenditures, debt service and for general corporate purposes. The ABL Facility serves as a source of liquidity for short-term working capital needs and general corporate purposes. We expect that our cash on hand, cash flows from operations and the available borrowing capacity of $175.0 million under the ABL Facility will provide adequate resources to meet our capital requirements and operational needs for the remainder of the fiscal year. Beyond this fiscal year, we believe that our cash on hand and cash flows from operations, along with our ABL Facility will be adequate to meet our capital requirements and operational needs. Cash generated from our net sales and profitability, and somewhat to a lesser extent our changes in working capital, are driven by the seasonality of our business, with a disproportionate amount of net merchandise sales and operating cash flows generally occurring in the fourth fiscal quarter of each year.
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
Description of Material Indebtedness
Debt Arrangements
Lands’ End entered into an asset-based senior secured credit agreement, dated as of April 4, 2014, with Bank of America, N.A., which provides for maximum borrowings of $175.0 million under the ABL Facility for Lands’ End, subject to a borrowing base, with a $30.0 million sub facility for a United Kingdom subsidiary borrower of Lands’ End (the “UK Borrower”). The ABL Facility has a sub-limit of $70.0 million for domestic letters of credit and a sub-limit of $15.0 million for letters of credit for the UK Borrower. The ABL Facility is available for working capital and other general corporate purposes, and was undrawn at the Separation and at October 31, 2014, other than for letters of credit. The Company had borrowing availability under the ABL Facility of $161.5 million as of October 31, 2014, net of outstanding letters of credit of $13.5 million.
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

Representations and Warranties; Covenants
The Facilities contain various representations and warranties and restrictive covenants that, among other things and subject to specified exceptions, restrict the ability of Lands’ End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the ABL Facility falls below the greater of 10% of the loan cap amount or $15.0 million, Lands’ End will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Facilities do not otherwise contain financial maintenance covenants. The Company was in compliance with all financial covenants related to the Facilities as of October 31, 2014.
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
Cash Flows from Operating Activities
Operating activities generated net cash of $85.6 million 39 weeks ended October 31, 2014 compared to a net use of $10.9 million for the 39 weeks ended November 1, 2013. Our primary source of operating cash flows is the sale of merchandise goods and services to customers, while the primary use of cash in operations is the purchase of merchandise inventories.
Net cash provided by operating activities increased $96.5 million for the 39 weeks ended October 31, 2014 compared with the 39 weeks ended November 1, 2013 primarily due to improved inventory management, the net effect of changes in the settlement methods with our former parent company and certain suppliers resulting from the Separation, and increased Operating income, partially offset by interest payments on debt. The net effect of changes in settlement methods with our former parent company and certain suppliers included approximately $24 million in Accounts payable and Accrued expenses of $5 million less $6 million in Accounts receivable as of October 31, 2014. These items would have been included in equity as part of Net parent company investment prior to the Separation on April 4, 2014 from Sears Holdings Corporation.
Cash Flows from Investing Activities
Net cash used in investing activities was $11.1 million and $3.6 million for the 39 weeks ended October 31, 2014 and November 1, 2013, respectively. Cash used in investing activities for both periods was primarily used for investment in information technology infrastructure and property and equipment.
For 2014, we plan to invest a total of approximately $20 - $25 million in capital expenditures for strategic investments and infrastructure, primarily in technology and general corporate needs.
Cash Flows from Financing Activities
Net cash provided by financing activities was $9.8 million and $2.7 million for the 39 weeks ended October 31, 2014 and November 1, 2013, respectively. Financing activities in the 39 weeks ended October 31, 2014 consisted of cash proceeds of $515.0 million from our Term Loan Facility and a $8.8 million contribution from Sears Holdings, offset by a $500.0 million dividend paid to a subsidiary of Sears Holdings Corporation prior to the Separation, $11.4 million of debt issuance costs related to the Facilities and $2.6 million of payments on the Term Loan Facility. Financing activities for the 39 weeks ended November 1, 2013 consisted of intercompany activity with Sears Holdings. Contributions from / (distributions to) parent company, net is the net effect of our former parent’s intercompany settlement for transactions that, as of the Separation, will be in cash flows from operating activities or investing activities.

Contractual Obligations and Off-Balance-Sheet Arrangements
We have no material off-balance-sheet arrangements other than the guarantees and contractual obligations that are discussed below.
Information concerning our obligations and commitments to make future payments under contracts such as lease agreements, and under contingent commitments, as of October 31, 2014, is aggregated in the following table:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	2-3 Years	4-5 Years	After 5 years

Operating leases(1)	$127,023	$29,857	$54,899	$33,918	$8,349
Principal payments on long-term debt	512,425	5,150	10,300	10,300	486,675
Interest on long-term debt and ABL Facility fees	143,139	23,496	45,101	43,958	30,584
Purchase obligations(2)	147,057	147,057	—	—	—
Total contractual obligations	$929,644	$205,560	$110,300	$88,176	$525,608

(1)    Operating lease obligations consist primarily of future minimum lease commitments related to store operating leases.
(2)    Purchase obligations primarily represent open purchase orders to purchase inventory.

At October 31, 2014, Lands’ End had gross unrecognized tax benefits of $9.0 million, which are not reflected in the table above. We are unable to reasonably estimate the timing of liability payments arising from uncertain tax positions in individual years due to uncertainties in the timing of effective settlement of tax positions.
Financial Instruments with Off-Balance-Sheet Risk
Lands’ End entered into the ABL Facility, which provides for maximum borrowings of $175.0 million for Lands’ End, subject to a borrowing base, with a $30.0 million sub facility for the UK Borrower. The ABL Facility has a sub-limit of $70.0 million for domestic letters of credit and a sub-limit of $15.0 million for letters of credit for the UK Borrower. The ABL Facility is available for working capital and other general corporate purposes, and was undrawn at the Separation and at October 31, 2014, other than for letters of credit. The Company had borrowing availability under the ABL Facility of $161.5 million as of October 31, 2014, net of outstanding letters of credit of $13.5 million.

In addition, Lands’ End has a $2.3 million foreign subsidiary credit facility that is supported by a Lands’ End, Inc. guarantee. This credit facility guarantees and allows for deferred payment of custom duties. This credit facility was not utilized during the 39 weeks ended October 31, 2014 and November 1, 2013.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in currency rates. We have not been materially impacted by fluctuations in foreign currency exchange rates as a significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of October 31, 2014 we had $15.4 million of cash denominated in foreign currencies, principally in Euros, Japanese Yen and British Pound Sterling. We do not enter into financial instruments for trading purposes or hedging and have not used, and currently do not anticipate using, any derivative financial instruments. We do not consider our foreign earnings to be permanently reinvested.
We are subject to interest rate risk with our Term Loan Facility and our ABL Facility, as both require us to pay interest on outstanding borrowings at variable rates. Each one percentage point change in interest rates associated with the Term Loan Facility would result in a $0.8 million change in our annual cash interest expenses. Assuming our ABL Facility was fully drawn to a principal amount equal to $175.0 million, each one percentage point change in interest rates would result in a $1.8 million change in our annual cash interest expense.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based on their evaluation for the period covered by this Quarterly Report on Form 10-Q, Lands’ End’s President and Chief Executive Officer and Executive Vice President, Chief Operating Officer/Chief Financial Officer and Treasurer have concluded that, as of October 31, 2014, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Lands’ End’s legal proceedings include commercial, intellectual property, employment, regulatory, and consumer fraud claims. Some of these actions involve complex factual and legal issues and are subject to uncertainties. At this time, the Company is not able to either predict the outcome of these legal proceedings or reasonably estimate a potential range of loss with respect to the proceedings. We do not believe that the outcome of any current legal proceeding would have a material adverse effect on results of operations, cash flows or financial position taken as a whole.
See Part I, Item I "Financial Statements (Unaudited) - Notes to Condensed Consolidated and Combined Financial Statements," Note 11 "Commitments and Contingencies - Legal Proceedings" for additional information regarding legal proceedings (incorporated herein by reference).
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the 39 weeks ended October 31, 2014 and November 1, 2013, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS
See Index of Exhibits, which is incorporated herein by reference as if it was part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lands’ End, Inc.

By:	/s/ Michael P. Rosera
Michael P. Rosera
Executive Vice President, Chief Operating Officer/Chief Financial Officer and Treasurer (Principal Financial Officer)

Dated: 12/10/2014

Index of Exhibits

3.1
Amended and Restated Certificate of Incorporation of Lands’ End, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Lands’ End, Inc. on March 20, 2014 (File No. 001-09769))

3.2	Amended and Restated Bylaws of Lands’ End, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on April 8, 2014 (File No. 001-09769))

*10.1	Director Compensation Policy of Lands' End, Inc., as amended.

*31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”