Form 10-K
period 2015-01-30
LANDS' END, INC.
filed 2015-04-17
CIK 799288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 30, 2015
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
Indicate by check mark whether the Registrant is a shell company.    YES  ☐    NO  ☒
The aggregate market value (based on the closing price of the Registrant's common stock quoted on the NASDAQ Stock Market) of the Registrant's common stock owned by non-affiliates (which are assumed, solely for the purpose of this calculation, to be stockholders other than (i) directors and executive officers of the Registrant and (ii) any person known by the Registrant to beneficially own five percent or more of the Registrant's common shares), as of August 1, 2014, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $452.8 million.
As of April 17, 2015, the registrant had 31,956,521 shares of common stock, $0.01 par value, outstanding.

LANDS’ END, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K

PART I
ITEM 1. BUSINESS
As used in this Annual Report on Form 10-K, references to the “Company”, “Lands' End”, “we”, “us”, “our” and similar terms refer to Lands' End, Inc. and its subsidiaries. Our fiscal year ends on the Friday preceding the Saturday on or closest to January 31. Other terms that are commonly used in this Annual Report on Form 10-K are defined as follows:
•Fiscal 2014 - The fifty-two weeks ended January 30, 2015
•Fiscal 2013 - The fifty-two weeks ended January 31, 2014
•Fiscal 2012 - The fifty-three weeks ended February 1, 2013
•Fiscal 2015 - Our next fiscal year representing the fifty-two weeks ending January 29, 2016
•Sears Holdings - Sears Holdings Corporation, a Delaware Corporation, and its consolidated subsidiaries (other than, for all periods following the Separation, Lands' End)
•Sears Roebuck - Sears, Roebuck and Co., a wholly owned subsidiary of Sears Holdings
•Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders
•ESL - ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert
•ABL Facility - Asset-based senior secured credit agreement, dated as of April 4, 2014, with Bank of America, N.A and certain other lenders
•Term Loan Facility - Term loan credit agreement, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders
•Facilities - Collectively, the ABL Facility and the Term Loan Facility
•UK Borrower - A United Kingdom subsidiary borrower of Lands’ End under the ABL Facility
•GAAP - Accounting principles generally accepted in the United States
•SEC - United States Securities and Exchange Commission
•FASB - Financial Accounting Standards Board
• FASB ASC - FASB Accounting Standards Codification, which serves as the source for authoritative GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative GAAP for SEC registrants
•CAM - Common area maintenance for leased properties
•ERP - enterprise resource planning software solutions
Lands’ End is a leading multi-channel retailer of casual clothing, accessories and footwear, as well as home products. We offer products through catalogs, online at www.landsend.com and affiliated specialty and international websites, and through retail locations, primarily at Lands' End Shops at Sears, stand-alone Lands' End Inlet stores and international shop-in-shops that sell merchandise in retail department stores. We are a classic American lifestyle brand with a passion for quality, legendary service and real value, and we seek to deliver timeless style for women, men, kids and the home. Lands’ End was founded in 1963 by Gary Comer and his partners in Chicago, Illinois, to sell sailboat hardware and equipment by catalog. While our product focus has shifted significantly over the years, we have continued to adhere to our founder’s motto as one of our guiding principles: “Take care of the customer, take care of the employee and the rest will take care of itself.”
On March 14, 2014, the Sears Holdings board of directors approved the distribution of the issued and outstanding shares of Lands’ End common stock on the basis of 0.300795 shares of Lands’ End common stock for each share of Sears Holdings common stock held on March 24, 2014, the record date for the distribution. Sears Holdings distributed 100 percent of the outstanding common stock of Lands' End to its shareholders on April 4, 2014.

A Registration Statement on Form 10 relating to the Separation was filed by the Company with the SEC, and was subsequently amended by the Company and declared effective by the SEC on March 17, 2014. The Company's common stock began "regular way" trading on the NASDAQ Stock Market on April 7, 2014 under the symbol "LE."
In Fiscal 2014, we generated revenue of approximately $1.6 billion. Our revenues are generated worldwide through an international, multi-channel network in the United States, United Kingdom, Germany, France and Japan that permits distribution to approximately 156 countries and territories. This network reinforces and supports sales across the multiple channels in which we do business. In Fiscal 2014, sales outside the United States totaled approximately $246.1 million, or 15.8% of revenue.
Segment Reporting
The Company is a leading multi-channel retailer of casual clothing, accessories and footwear, as well as home products, and has two reportable segments: Direct and Retail. Both segments sell similar products and provide services. Product sales are divided by product categories: Apparel and Non-apparel. The Non-apparel sales include accessories, footwear, and home goods. Services and other revenue includes embroidery, monogramming, gift wrapping, shipping and other services. Merchandise sales and services, net are grouped by product category in the following table:

(in thousands)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Merchandise sales and services, net:
Apparel	$1,248,847	$1,245,670	$1,269,685
Non-apparel	220,385	226,302	224,057
Services and other	86,121	90,904	92,185
Total merchandise sales and services, net	$1,555,353	$1,562,876	$1,585,927
The Company identifies reportable segments according to how business activities are managed and evaluated. Each of the Company's operating segments are reportable segments and are strategic business units that offer similar products and services but are sold either directly from our warehouses (Direct) or through our retail stores (Retail).
The Direct segment sells products through the Company’s e-commerce websites and direct mail catalogs. Operating costs consist primarily of direct marketing costs (catalog and e-commerce marketing costs); order processing and shipping costs; direct labor and benefits costs and facility costs. Assets primarily include goodwill and trade name intangible assets, inventory, accounts receivable, prepaid expenses (deferred catalog costs), technology infrastructure, and property and equipment.
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
Merchandise sales and services, net is presented by segment in the following table:

(in thousands)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Merchandise sales and services, net:
Direct	$1,320,642	$1,303,862	$1,304,009
Retail	234,632	258,922	281,821
Corporate/ other	79	92	97
Total merchandise sales and services, net	$1,555,353	$1,562,876	$1,585,927

Additionally, selected financial data for our segments is presented in Note 11—Segment Reporting, to our Consolidated and Combined Financial Statements included in "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.
Key Capabilities
Gary Comer founded Lands’ End on certain principles of doing business that are embodied in our promise to deliver great quality, exceptional value and uncompromising service to our customers. These core principles of quality, value and service are the foundation of the competitive advantages that we believe distinguish us from our competitors, including:
Large, loyal customer base. We believe that a principal factor in our success to date has been the development of our list of existing and prospective households, many of whom were identified by their responses to our marketing. We routinely update and refine our customer list prior to individual catalog and email mailings and monitor customer interest in our offerings as reflected by criteria such as the timing and frequency of purchases and the dollar amount of and types of products purchased. We believe that our customer base consists primarily of affluent, college-educated, professional and style-conscious women and men. In Fiscal 2014, our customers had average annual household income of $105,000 and approximately 42% of our customers were within the 35-54 age group, according to an analysis of our customer file with data provided by our third-party consumer information provider using its proprietary demographic, behavioral, lifestyle, financial and home attribute databases.
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
Customer service. We are committed to building on Lands’ End’s legacy of strong customer service. We believe that we have a strong track record of improving the customer service experience through innovation. We believe that we were one of the first apparel retailers to offer shoppers a toll-free number and one of the first apparel retailers to have an e-commerce-enabled website, which we launched in 1995. We believe that we have been at the forefront of many online innovations in our industry, such as online chat and personalization features. Today, Lands’ End is focused on making the shopping experience as easy and personalized as possible, regardless of whether our customers shop online, by phone or in one of our Lands’ End Shops at Sears. Our operations, including prompt order fulfillment, responsiveness to our customers’ requests and our unconditional return policy of Guaranteed. Period.®, have contributed to our award-winning customer service, which we believe is one of our core strengths and a key point of differentiation from our competitors. Due to our commitment to excellent customer service, we have received many accolades over the years. Most recently, in 2014, we were rated Excellent by StellaService and named a Customer Service Champion by Prosper Insights and Analytics, as featured on forbes.com.
Digital transformation. As one of the first apparel retailers to establish an online e-commerce presence, we believe that we have a strong track record as a leader of digital innovation in the apparel industry. One of our strategic goals is to optimize the digital shopping experience for our customers and develop new ways to engage consumers through our e-commerce platforms. To this end, we have launched our paper to digital initiative, which is dedicated to delivering the catalog experience through digital channels. Highlights of our paper to digital initiative include:

•	Responsive design, a cross-platform experience that allows our customers to shop www.landsend.com across a variety of devices, including laptops, tablets, and smartphones.

•
Relaunching with a new email service provider and rearchitecting our email database in 2014 to enable deeper segmentation and targeted messaging. Enhancements included new trigger campaigns and updated transactional email templates, as well as testing new responsive design email templates. Responsive design templates for email is currently scheduled to fully launch in 2015.

•
A new fit solution tool launched on www.landsend.com in 2014 to help new and existing customers decide which size product they should order. We continue to improve this tool and intend to enhance our “fit solutions” to deliver the optimal shopping experience.

•
Outfitting, the expansion of outfitting options for our customers. Select merchandise categories are accompanied by a compilation of “favorite looks” or “one item three ways” to show our customers how different pieces can be incorporated into a wardrobe. These looks are featured via stories and video on our website, in our emails, and in social media. Additionally, customers receive product recommendations on our website and via email based on past purchase and browsing history.

•
Digital catalogs, which allow prospective and existing customers to view and download digital recent versions of our print catalogs via desktop and tablet. Our catalogs can be viewed at www.landsend.com. Additionally, our catalogs are featured on various third-party digital catalog sites through our affiliate program.

•
Social media, the opportunity to engage with our customers on social sharing platforms. With over one million Facebook “fans,” the Lands’ End Facebook page is a place for our fans to receive exclusive fan-only offers, behind-the-scenes information and a first look at our newest styles. Lands’ End also has a presence on all other major social media platforms including but not limited to Twitter, Instagram, Pinterest, Wanelo, and Shop Your Way Rewards.

Worldwide distribution infrastructure and opportunity for continued geographic penetration and expansion. We have been operating our business internationally since the mid-1980s. We currently conduct business in six countries and ship our products to approximately 156 countries and territories around the world. We believe that we have established extensive direct sales, distribution and customer service capabilities with our in-country offices in the United Kingdom (established 1993), Japan (established 1994) and Germany (established 1996). In addition to our operations in the United Kingdom, Japan and Germany, we also have catalog and e-commerce channels in France and Canada.
In Fiscal 2013, Lands’ End launched a global extension of our core e-commerce platform, allowing international customers to view pricing and place orders in 60 local currencies at www.landsend.com.
Experienced management team. Our executive management team has an average of nearly 25 years of experience in the retail, direct-to-consumer and consumer product industries in the United States and abroad. Our management team is well positioned to pursue our objective of increasing profitability and stimulating growth.
Sustainable practices. We have made sustainability a key initiative in our business. We are committed to finding sustainable approaches to doing business. We established a corporate-wide GoGreen Committee in 2009 that focuses on sustainable initiatives. See “—Environmental Matters” below. Key highlights of our sustainability initiatives include:

•
Lands’ End utilizes paper from sustainably managed forests. Our catalog covers contain 10% post-consumer waste. The remainder of our catalog paper contains 100% chain-of-custody-certified fiber. This paper is third-party certified through programs such as the Programme for the Endorsement of Forest Certification, the Sustainable Forestry Initiative and the Forest Stewardship Council.

•	In Fiscal 2014, we reused or recycled approximately 90% of waste generated at our corporate headquarters.

•	Lands’ End has formed a strategic partnership with the National Forest Foundation and funded the planting of trees in the national forests in northern Wisconsin and Michigan’s Upper Peninsula.

•
In Fiscal 2013 Lands’ End joined the Sustainable Apparel Coalition in order to increase our knowledge of global product sustainability.  Lands’ End continues to strengthen its relationship with this organization and will continue to collaborate with its members in order to reduce the environmental impact created by the apparel industry.

Our Brand
We believe that our most important asset is our brand. Lands’ End has a deeply rooted tradition of offering excellent quality, value and service along with the Lands’ End guarantee, and we seek to reflect that tradition in all of our merchandise. Any item associated with our name falls under our unconditional return policy of Guaranteed. Period.® The Lands’ End guarantee reads: “If you’re not satisfied with any item, simply return it to us at any time for an exchange or refund of its purchase price.” We believe that this commitment has generated our large and loyal customer base for over fifty years. We invest significantly in brand development through our focus on providing excellent customer service and our emphasis on digital transformation and innovative product development.
Suppliers
Product Vendors
Our apparel and non-apparel products are produced globally by independent manufacturers who are selected, monitored and coordinated by the Lands’ End Global Sourcing team based in Dodgeville, Wisconsin and by Sears Holdings’ Global Sourcing office in Asia. Our products are manufactured in approximately 30 - 35 countries and substantially all are imported from Asia and South America depending on the nature of the product mix. Our top 10 vendors accounted for 60% of our merchandise purchases in Fiscal 2014. In Fiscal 2014, we worked with approximately 100 vendors that manufactured substantially all of our product receipts. We generally do not enter into long-term merchandise supply contracts. We continue to take advantage of opportunities to more efficiently source our products worldwide consistent with our high standards of quality and value.
Non-Product Procurement
Lands’ End’s non-product procurement team manages our non-product spend. The process is intended to assure that budgets are spent within approved guidelines, and synergies and volume discounts are leveraged enterprise wide. This process is designed to ensure that our contractual commitments are approved from a financial and legal control process. Significant areas of spend include transportation, information systems, marketing, packaging and catalog paper and print.
Sales and Marketing Capabilities
Customers
Large, loyal customer base. We believe that a principal factor in our success to date has been the development of our list of existing and prospective households, many of whom were identified by their responses to our marketing. We routinely update and refine our customer list prior to individual catalog and email mailings and monitor customer interest in our offerings as reflected by criteria such as the timing and frequency of purchases and the dollar amount of and types of products purchased. We believe that our customer base consists primarily of affluent, college-educated, professional and style-conscious women and men. In Fiscal 2014, our customers had average annual household incomes of $105,000 and approximately 42% of our customers were within the 35-54 age group, according to an analysis of our customer file with data provided by our third-party consumer information provider using its proprietary demographic, behavioral, lifestyle, financial and home attribute databases.
Customer Acquisition and Retention
We acquire customers through a number of different sources: catalog mailings to outside list rentals or list exchanges, paid search and other forms of traditional and digital marketing, email marketing, via www.landsend.com, and through the Shop Your Way Rewards program and our retail stores. Once identified, we communicate with prospective customers via printed catalogs, inbound and outbound phone calls, and via digital communications, including at www.landsend.com, by email, via search engine marketing, through affiliate partnerships, comparison shopping engines and marketplaces, digital catalogs, social media and display marketing.
Distribution

We own and operate three distribution centers in Wisconsin to support our United States Direct and Retail businesses and a portion of our international business. Our Dodgeville facility is approximately 1.15 million square feet and is a full-service distribution center, including monogramming, embroidering and hemming. Our Reedsburg location is approximately 500,000 square feet and offers all order fulfillment services except hemming. Our Stevens Point distribution center is approximately 215,000 square feet and primarily focuses on supporting Lands’ End Business Outfitters with embroidery services. Customer orders are shipped via national postal carriers and third-party parcel carriers.
We own and operate a distribution center in the United Kingdom based in Oakham, a rural community north of London. Order fulfillment and specialty services for our European businesses are performed at this facility, which originally opened in 1998 and totals approximately 175,000 square feet. We also lease a 60,000 square foot distribution center in Fujieda, Japan.
Vendors
We prioritize the selection of vendors who follow ethical employment practices, comply with all legal requirements, agree to our global compliance requirements and who we believe meet our product quality standards. Our vendors are required to provide full access to their facilities and to relevant records relating to their employment practices, such as but not limited to child labor, wages and benefits, forced labor, discrimination, freedom of association, unlawful inducements, safe and healthy working conditions and other business practices so that we may monitor their compliance with ethical and legal requirements relating to the conduct of their business.
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
We are in the process of implementing new information technology systems as part of a multi-year plan to expand and upgrade our information technology platforms and infrastructure. In Fiscal 2013 and Fiscal 2014 we introduced new human resources and payroll solutions, new digital capabilities including search, navigation and mobile device optimization, and a new e-commerce platform for Lands’ End Business Outfitters.  In Fiscal 2015 we are exploring additional strategic investments, including an integrated global platform to support business growth and additional digital capabilities including more personalized e-mail, online, mobile and social interactions for our customers.
We plan to implement an ERP and other complementary information technology systems over the next several years to create efficiencies within our internal processing and reporting. Implementation of these solutions and systems is highly dependent on coordination of numerous software and system providers. See also "Item 1a. Risk Factors" in this Annual Report on Form 10-K.
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
Facilities and Store Locations
We own or lease domestic properties and international offices, customer sales/service centers, distribution centers and retail stores. Most of our stores are located inside of existing Sears stores. In such cases, we have entered into leases or subleases with Sears Roebuck for the portion of the space in which our store operates and pay rent directly to Sears Roebuck or one of its affiliates on the terms negotiated in connection with the Separation. We believe that our existing facilities are well maintained and are sufficient to meet our current needs. We review all leases set to expire in the short term to determine the appropriate action to take with respect to them, including moving or closing stores, entering into new leases or purchasing property.
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
International Office, Customer Service and Distribution Properties
We own offices and a distribution center in Oakham, United Kingdom that support our European business. Customer sales and services for northern Europe are supported out of the Oakham facility, and we lease two buildings in Mettlach, Germany for customer sales/service center supporting our central European business. We also lease office space in Shinyokohama, Japan for a customer sales/service center as well as general administrative offices, and a distribution center in Fujieda, Japan.
Lands’ End Retail Properties
As of January 30, 2015, our retail properties consisted of 236 Lands’ End Shops at Sears, which averaged approximately 7,700 square feet, 14 Lands’ End Inlet stores, which averaged approximately 9,300 square feet, and five United Kingdom-based shop-in-shops. We lease the premises of our Lands’ End Shops at Sears from Sears Roebuck. Under the terms of the master lease agreement and master sublease agreement pursuant to which Sears Roebuck leases or subleases to us the premises for the Lands’ End Shops at Sears, Sears Roebuck has certain rights to (1) relocate our leased premises within the building in which such premises are located, subject to certain limitations, including our right to terminate the applicable lease if we are not satisfied with the new premises, and (2) terminate without liability the lease with respect to a particular Lands’ End Shop if the overall Sears store in which such Lands’ End Shop is located is closed or sold. With respect to our Lands’ End Inlet stores, as of January 30, 2015, 13 were leased and one was owned, with 11 located in the United States, two in the United Kingdom and one in Germany.
Sustainability Initiatives
Lands’ End is working towards improving its sustainable footprint through key practices like waste reduction, a "paper to digital strategy," and a goal to make our products more sustainable; as well as corporate partnerships with the National Forest Foundation and the Sustainable Apparel Coalition. Lands' End hopes to inspire customers and other corporations to increase sustainability awareness and initiatives.
Environment. In 2009, we collaborated with our then parent company, Sears Holdings, to create an updated Sustainable Paper Procurement Policy. The Sustainable Paper Procurement Policy is a commitment to phase out fiber from unwanted sources, and procure paper sourced from credibly certified forest sources with verified chain-of-custody and/or recycled sources with a preference for post-consumer recycled. The policy also outlines supplier requirements and a preferred sustainable supplier program. Following the Separation, we continued to follow this paper policy while also looking for ways for additional improvement.

We continue to drive a “paper to digital” roadmap that aims to engage, acquire, and migrate customers to a digital platform. With www.landsend.com as the center of the experience, we are utilizing email, social media, digital marketing and optimized searching to reach a larger group of customers. Since 2012, we have engaged with customers on multiple digital devices and platforms. Going forward we will rely less on traditional paper formats in our marketing campaigns.
Additionally, we believe that we also demonstrate marketplace leadership by participating in industry educational workshops and initiatives. We select paper for use in our catalog materials based on ecological values, quality, availability and cost. Our catalog covers contain 10% post-consumer waste. The remainder of our catalog paper contains 100% chain-of-custody-certified fiber. This paper is third-party certified through programs such as the Forest Stewardship Council, the Sustainable Forestry Initiative and the Program for the Endorsement of Forest Certification. Between 2003 and 2014, use of corrugated cardboard packaging was reduced by 25%. In addition, the corrugated cardboard we use now contains a minimum of 60% recycled fiber.
Reduction, Recycling and Waste Management. We have a focus on raising awareness and educating associates on reducing our internal use of consumables and natural resources. In addition, we have a broad range of recycling and waste management initiatives at our corporate office and distribution centers to address our use of paper products, aluminum cans, glass and plastic as well as maintenance operations, disposal of non-recyclables and water management. In 2014, we reused or recycled approximately 90% of waste generated at our corporate headquarters.
Purchasing recycled products is a significant component of the larger recycling picture. We continue to maintain an assertive program to buy non-catalog paper products made from recycled materials. Other materials purchased with recycled content include recharged laser printer cartridges, file folders, paper towels, toilet paper, trash cans, pencils and brown manila envelopes. We consistently monitor our efforts in each of these areas and constantly look for improvements.
Partnerships. Finally, Lands’ End has formed strategic partnerships with organizations like the Sustainable Apparel Coalition, National Forest Foundation, and the Clean Lakes Alliance. These partnerships, which respectively operate globally, nationally, and locally allow us to engage at a variety of levels. The Sustainable Apparel Coalition brings apparel companies around the world together to improve the sustainability of products, which is helpful to Lands' End as we look to make our products more sustainable. Our partnership with the National Forest Foundation has allowed us to give back by funding the planting of over half a million trees in national forests over the past three years. Partnering with the Clean Lakes Alliance has allowed us help improve water quality in southern Wisconsin where our employees work, live, and play.
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
Seasonality
We experience seasonal fluctuations in our net sales and operating results and historically have realized a significant portion of our net sales and earnings for the year during our fourth fiscal quarter. We generated 32.4%, 33.9% and 34.4% of our net sales in the fourth fiscal quarter of Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively. Thus, lower than expected fourth quarter net sales could have an adverse impact on our annual operating results.
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

Intellectual Property
Lands’ End owns or has rights to use certain trademarks, service marks and trade names that are registered or exist under common law in the United States and other jurisdictions. The Lands’ End® trade name and trademark is used both in the United States and internationally, and is material to our business. Trademarks that are important in identifying and distinguishing our products and services are Guaranteed. Period.®, Lands’ End Canvas®, Square Rigger®, Squall®, Super-T™, Drifter™ and Beach Living®, all of which are owned by us, as well as the licensed marks Polartec® and Supima®. Other recognized trademarks owned by Lands’ End include SwimMates™, Starfish™, Iron Knees®, Willis & Geiger® and ThermaCheck®. Lands’ End’s rights to some of these trademarks may be limited to select markets.
Employees
We employ approximately 6,000 employees throughout our operations: approximately 5,000 employees in the United States and approximately 1,000 employees outside the United States. With the seasonal nature of the retail industry, over 2,000 flexible part-time employees join us each year to support our varying peak seasons, including the fourth quarter holiday shopping season. The non-peak workforce is comprised of approximately 16% salaried exempt employees, 7% salaried non-exempt employees, 25% regular hourly employees and 52% year-round flexible part-time employees.
Pledged Assets
In connection with the Separation, Lands' End entered into the ABL Facility and the Term Loan Facility. All domestic obligations under the Facilities are unconditionally guaranteed by Lands’ End and, subject to certain exceptions, each of its existing and future direct and indirect domestic subsidiaries. In addition, the obligations of the UK Borrower under the ABL Facility are guaranteed by its existing and future direct and indirect subsidiaries organized in the United Kingdom. The ABL Facility is secured by a first priority security interest in certain working capital of the borrowers and guarantors consisting primarily of accounts receivable and inventory. The Term Loan Facility is secured by a second priority security interest in the same collateral, with certain exceptions.
The Term Loan Facility also is secured by a first priority security interest in certain property and assets of the borrowers and guarantors, including certain fixed assets and stock of subsidiaries. The ABL Facility is secured by a second priority security interest in the same collateral.
History and Relationship with Sears Holdings
We were founded in 1963, incorporated in Delaware in 1986 and our common stock was listed on the New York Stock Exchange from 1986 to 2002. On June 17, 2002, we became a wholly owned subsidiary of Sears Roebuck. On March 14, 2014, the Sears Holdings board of directors approved the distribution of the issued and outstanding shares of Lands’ End common stock on the basis of 0.300795 shares of Lands’ End common stock for each share of Sears Holdings common stock held on March 24, 2014, the record date for the distribution. Sears Holdings distributed 100 percent of the outstanding common stock of Lands' End to its stockholders on April 4, 2014.
We have entered into various agreements with Sears Holdings or its subsidiaries that govern our relationship with Sears Holdings with respect to the Lands' End Shops at Sears; various general corporate services; and other relationships. Accordingly, the terms of these agreements may be more or less favorable than those we could have negotiated with unaffiliated third parties. See Note 10 - Related Party Agreements and Transactions.
Corporate Information
Our principal executive offices are located at 1 Lands’ End Lane, Dodgeville, Wisconsin 53595. Our telephone number is (608) 935-9341.
Available Information, Internet Address and Internet Access to Current and Periodic Reports and Other Information

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
Our Corporate Governance Guidelines, the charters of the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee, the Technology Committee of the Board of Directors, our Code of Conduct, and our Board of Directors Code of Conduct  are available at the "Investor Relations " link under “Corporate Governance” at www.landsend.com. References to www.landsend.com do not constitute incorporation by reference of the information at www.landsend.com, and the information at www.landsend.com is not part of this Annual Report on Form 10-K.
Executive Officers of the Registrant
The following table sets forth information regarding our executive officers, including their positions.

Name	Position	Age	Date First Became an Executive Officer
Federica Marchionni	President and Chief Executive Officer	43	2015
Michael P. Rosera	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer	51	2012
Steven G. Rado	Senior Vice President, Chief Marketing Officer	51	2014
Kelly Ritchie	Senior Vice President, Employee and Customer Services	52	1999
Dorian R. Williams	Senior Vice President, General Counsel and Corporate Secretary	55	2014

Federica Marchionni joined Lands’ End as President and Chief Executive Officer and as a member of the Board of Directors in February 2015.  From 2001 until 2010, she was a global group director based at the headquarters of Dolce & Gabbana, a designer and retailer of apparel and accessories. She rejoined the company in October 2011 to serve as the President of Dolce & Gabbana USA.  Prior to rejoining Dolce & Gabbana, she was a Senior Vice President at Ferrari, a luxury automaker and merchandising retailer.  Earlier in her career Ms. Marchionni held positions of increasing responsibility in product marketing and sales at industry-leading customer technology and telecommunications companies such as Samsung, Phillips, and Ericsson.
Michael P. Rosera has served as Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer of the Company since July 2012. From April 2010 to July 2012, he served as Executive Vice President, International Franchising for Claire’s, Inc., a specialty retailer of jewelry and accessories for younger women. From July 2009 to April 2010, he served as Executive Vice President-Phat Fashions of Kellwood Company, a designer and marketer of apparel. Mr. Rosera also previously served as Senior Vice President-Finance and Operations of Abercrombie & Fitch Co., a specialty retailer of apparel and accessories.
Steven G. Rado joined the Company in May 2014 as Senior Vice President, Chief Marketing Officer. From March 2012 to February 2014, he served as Senior Vice President of Marketing and Customer Strategy for Office Depot, Inc., a supplier of office products and services. From October 2008 to February 2012, he was Vice President of Marketing for the Victoria’s Secret Direct division of Limited Brands, Inc., a specialty retailer.
Kelly Ritchie joined Lands’ End in 1985 and has served as Senior Vice President, Employee and Customer Services since 2003, assuming responsibility for our distribution centers in 2005. She served as Senior Vice President, Employee Services from 1999 until 2003.  She also served as Vice President of Employee Services from 1995 to 1999 and in various other Customer Service and Employee Services roles from 1985 to 1995.

Dorian R. Williams joined Lands’ End in August 2014 as Senior Vice President, General Counsel and Corporate Secretary. Prior to joining the Company and since 2002, he served in positions with increasing levels of responsibility in the law department of Sears Holdings, most recently as Vice President, Deputy General Counsel and Assistant Secretary. Prior to joining Sears in 2002, he served as Senior Counsel at Galileo International, Inc. and he was a partner in the Chicago office of the law firm of Rudnick & Wolfe (now DLA Piper).

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
The success of our Direct segment, which accounted for approximately 85% of our revenues in 2014, depends on customers’ use of our e-commerce websites and their response to our direct mail catalogs and digital marketing.
The level of customer traffic and volume of customer purchases on our e-commerce websites is substantially dependent on our ability to provide attractive and accessible websites, a high-quality customer experience and reliable delivery of our merchandise. The success of our e-commerce websites also has historically been dependent on performance of our direct mail catalogs. If we are unable to maintain and increase customers’ use of our e-commerce websites and the volume of goods they purchase, including through our failure to successfully promote and maintain our e-commerce websites and their associated services, our business and results of operations could be adversely affected.
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

We depend on information technology and a failure of information technology systems, including with respect to our e-commerce operations, or an inability to effectively upgrade or adapt our systems could adversely affect our business.
We rely on sophisticated information technology systems to operate our business, including the e-commerce websites that drive our direct-to-consumer, Lands’ End Business Outfitters and international sales channels and in-store/point-of-sale systems, inventory management, warehouse management and human resources, some of which are based on end-of-life or legacy technology, operate with minimal or no vendor support and are otherwise difficult to maintain. Our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events such as fires, tornadoes and hurricanes, and usage errors by our employees or vendors. Operating legacy systems subjects us to inherent costs and risks associated with maintaining, upgrading and replacing these systems and recruiting and retaining sufficiently skilled personnel to maintain and operate the systems, demands on management time, and other risks and costs. Our e-commerce websites are subject to numerous risks associated with selling merchandise that could have an adverse effect on our results of operations, including unanticipated operating problems, reliance on third-party computer hardware and software providers, system failures and the need to invest in additional and updated computer platforms.
Our information technology systems are potentially vulnerable to malicious intrusion, targeted or random attack or breakdown. Although we have invested in the protection of our data and information technology and also monitor our systems on an ongoing basis, there can be no assurance that these efforts will prevent breakdowns or breaches in our information technology systems that could adversely affect our business.
Sears Holdings point of sale information technology systems are leveraged in support of our Lands’ End Shops at Sears, and its supply chain management information technology systems are leveraged in support of our Lands’ End Shops at Sears. In addition, we currently depend on Sears Holdings’ information technology systems for certain key services to support our core Lands’ End business channels, including tax processing and filing, and shared use of several key commercial contracts with third parties. There can be no assurance that Sears Holdings will maintain and protect these information technology systems in such a way that would prevent breakdowns or breaches in such systems, which could adversely affect our business.
Additionally, our success depends, in part, on our ability to identify, develop, acquire or license leading technologies useful in our business, enhance our existing services, develop new services and technologies that address the increasingly sophisticated and varied needs of our existing and prospective customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development and operation of our e-commerce websites and other proprietary technology entails significant technical and business risks. We can provide no assurance that we will be able to effectively use new technologies or adapt our e-commerce websites, proprietary technologies and transaction-processing systems to meet customer requirements or emerging industry standards. If we are unable to accurately project the need for such system expansion or upgrade or adapt our systems in a cost-effective and timely manner in response to changing market conditions or customer requirements, whether for technical, legal, financial or other reasons, our business and results of operations could be adversely affected.
Our planned implementation of an enterprise resource planning software solution and other information technology systems could result in significant disruptions to our operations.
We plan to implement an ERP software solution and other complementary information technology systems over the next several years. Implementation of these solutions and systems is highly dependent on coordination of numerous software and system providers and internal business teams. The interdependence of these solutions and systems is a significant risk to the successful completion of the initiatives and the failure of any one system could have a material adverse effect on the implementation of our overall information technology infrastructure. We may experience difficulties as we transition to these new or upgraded systems and processes, including loss or corruption of data, delayed shipments, decreases in productivity as our personnel implement and become familiar with new systems, increased costs and lost revenues. In addition, transitioning to these new systems requires significant capital investments and personnel resources. Difficulties in implementing new or upgraded information systems or significant system failures could disrupt our operations and have a material adverse effect on our capital resources, financial condition, results of operations or cash flows. Implementation of this new information technology infrastructure has a significant impact on our business processes and information systems across a significant portion of our operations. As a result, we will be undergoing significant changes in our operational processes and internal controls as our implementation progresses, which in turn require significant change management, including recruiting and training of qualified personnel. If we are unable to successfully manage these changes as we implement these systems, including harmonizing our systems, data, processes and reporting analytics, our ability to conduct, manage and control routine business functions could be negatively affected and significant disruptions to our business could occur. In addition, we could incur material unanticipated expenses, including additional costs of implementation or costs of conducting business. These risks could result in significant business disruptions or divert management's attention from key strategic initiatives and have a material adverse effect on our capital resources, financial condition, results of operations or cash flows.
Fluctuations and increases in the costs of raw materials could adversely affect our business and results of operations.
Our products are manufactured using several key raw materials, including wool, cotton and down, which are subject to fluctuations in price and availability and many of which are produced in emerging markets in Asia and Central America. The prices of these raw materials can be volatile due to the demand for fabrics, weather conditions, supply conditions, government regulations, general economic conditions, crop yields and other unpredictable factors. Such factors may be exacerbated by legislation and regulations associated with global climate change. The prices of these raw materials may also fluctuate based on a number of other factors beyond our control, including commodity prices such as prices for oil, changes in supply and demand, labor costs, competition, import duties, tariffs, anti-dumping duties, currency exchange rates and government regulation. These fluctuations may result in an increase in our transportation costs for freight and distribution, utility costs for our retail stores and overall costs to purchase products from our vendors. Fluctuations in the cost, availability and quality of the raw materials used to manufacture our merchandise could have an adverse effect on our cost of goods, or our ability to meet customer demand.
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
Any significant compromise or breach of customer, employee or company data security, whether held and maintained by us or by our third-party providers, or whether intentional or inadvertent, could significantly damage our reputation and result in additional costs, lost sales, fines and lawsuits. The regulatory environment related to information security and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs. There is no guarantee that the procedures that we have implemented to protect against unauthorized access to secured data are adequate to safeguard against all data security breaches. We could be held liable to our customers or other parties or be subject to regulatory or other actions for breaching privacy and information security laws and regulations, and our business and reputation could be adversely affected by any resulting loss of customer confidence, litigation, civil or criminal penalties or adverse publicity.

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
The success of our Retail segment depends on the performance of our Lands’ End Shops at Sears; if Sears Roebuck sells or disposes of its retail stores or if its retail business does not adequately promote their business or does not attract customers, our business and results of operations could be adversely affected.
The success of our Retail segment, which accounted for approximately 15% of our revenues in Fiscal 2014, depends on the success of our Lands’ End Shops at Sears. We operated 236 Lands’ End Shops at Sears as of the end of Fiscal 2014. These stores had revenues of approximately $212.0 million in Fiscal 2014, representing 90% of our Retail sales and 14% of our overall sales for Fiscal 2014. The Lands’ End Shops at Sears may decrease or be eliminated entirely if Sears Roebuck sells, disposes of or transfers ownership or control of any or all of its retail stores. The success and appeal of Sears stores and foot traffic within Sears stores, therefore, have a major impact on the sales of our Retail segment.
In addition, we depend on subsidiaries of Sears Holdings for various retail services and employees to support the Lands’ End Shops at Sears, including providing a dedicated, well-trained staff to directly engage with customers at the Lands’ End Shops at Sears, and maintaining dedicated sales areas for Lands’ End branded products and shopping lounges where customers can search our offerings via the Internet and catalog. If Sears Holdings does not provide these services going forward with the standard of care and quality provided while we were a part of Sears Holdings and in accordance with our commercial agreements with Sears Holdings (or its subsidiaries) and does not deliver a rewarding shopping experience to our customers, our reputation could suffer and our business and results of operations could be adversely affected.
Under the terms of the master lease agreement and master sublease agreement pursuant to which Sears Roebuck leases or subleases to us the premises for the Lands’ End Shops at Sears, Sears Roebuck has certain rights to (1) relocate our leased premises within the building in which such premises are located, subject to certain limitations, including our right to terminate the applicable lease if we are not satisfied with the new premises, and (2) terminate without liability the lease with respect to a particular Lands’ End Shop if the overall Sears store in which such Lands’ End Shop is located is closed or sold. Sears Holdings recently announced that it intends to continue to right-size, redeploy and highlight the value of its assets, including its real estate portfolio, in its transition from an asset-intensive, store-focused retailer and that it has entered into lease agreements with third party retailers for stand-alone stores. Sears Holdings also recently announced and that it expects to complete the formation of a Real Estate Investment Trust (REIT) that would purchase and lease back 254 Sears and Kmart stores by June 1, 2015, and that it has completed the formation of real estate joint ventures with third parties. We believe that in connection with these transactions, Sears Roebuck has or intends to sell and leaseback approximately 75 Sears stores that contain a Lands' End Shop, the impact on the Company of which is not known. If Sears Roebuck continues to dispose of retail stores that contain Lands’ End Shops, and/or offer us relocation alternatives for Lands’ End Shops that are less attractive than the current premises, our business and results of operations could be adversely affected.
We conduct business in and rely on sources for merchandise located in foreign markets, and our business may therefore be adversely affected by legal, regulatory, economic and political risks associated with international trade and those markets.
Substantially all of our merchandise is imported from vendors in China and other emerging markets in Asia and Central America, either directly by us or indirectly by distributors who, in turn, sell products to us. We also sell our products in Canada, Northern and Central Europe and Japan, and we may develop a sales presence in other international markets. Our reliance on vendors in and marketing of products to customers in foreign markets create risks inherent in doing business in foreign jurisdictions, including:

•	the burdens of complying with a variety of foreign laws and regulations, including trade and labor restrictions;

•	economic and political instability in the countries and regions where our customers or vendors are located;

•	adverse fluctuations in currency exchange rates;

•
compliance with United States and other country laws relating to foreign operations, including the Foreign Corrupt Practices Act, which prohibits United States companies from making improper payments to foreign officials for the purpose of obtaining or retaining business, and the U.K. Bribery Act, which prohibits U.K. and related companies from any form of bribery;

•
changes in United States and non-United States laws (or changes in the enforcement of those laws) affecting the importation and taxation of goods, including duties, tariffs and quotas, enhanced security measures at United States ports, or imposition of new legislation relating to import quotas;

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
Manufacturers in China have experienced increased costs in recent years due to shortages of labor and the fluctuation of the Chinese Yuan in relation to the United States dollar. If we are unable to successfully mitigate a significant portion of such product costs, our results of operations could be adversely affected.
New initiatives may be proposed in the United States that may have an impact on the trading status of certain countries and may include retaliatory duties or other trade sanctions that, if enacted, would increase the cost of products purchased from suppliers in such countries with which we do business. Any inability on our part to rely on our foreign sources of production due to any of the factors listed above could have an adverse effect on our business, results of operations and financial condition.
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
We currently use the national mail carriers for distribution of substantially all of our catalogs and are therefore vulnerable to postal rate increases. The current economic and legislative environments may lead to further rate increases or a discontinuation of the discounts for bulk mailings and sorting by zip code and carrier routes which Lands’ End currently leverages for cost savings.
Paper for catalogs and promotional mailings is a vital resource in the success of our business. The market price for paper has fluctuated significantly in the past and may continue to fluctuate in the future. In addition, future pricing and supply availability of catalog paper may be impacted by the continued consolidation or closings of production facilities in the United States. We do not have multi-year fixed-price contracts for the supply of paper and are not guaranteed access to, or reasonable prices for, the amounts required for the operation of our business over the long term.
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
We have entered into agreements with third parties for logistics services, information technology systems (including hosting some of our e-commerce websites), onshore and offshore software development and support, catalog production, distribution and packaging and employee benefits. Services provided by any of our third-party suppliers could be interrupted as a result of many factors, such as acts of nature or contract disputes. Any failure by a third party to provide us with contracted-for services on a timely basis or within service level expectations and performance standards could result in a disruption of our business and have an adverse effect on our business and results of operations.

If we fail to timely and effectively obtain shipments of products from our vendors and deliver merchandise to our customers, our business and operating results could be adversely affected.
We do not own or operate any manufacturing facilities and therefore depend upon independent third-party vendors for the manufacture of our merchandise. We cannot control all of the various factors that might affect timely and effective procurement of supplies of product from our vendors and delivery of merchandise to our customers. A majority of the products that we purchase must be shipped to our distribution centers in Dodgeville, Reedsburg and Stevens Point, Wisconsin; Oakham, United Kingdom; and Fujieda, Japan. While our reliance on a limited number of distribution centers provides certain efficiencies, it also makes us more vulnerable to natural disasters, weather-related disruptions, accidents, system failures or other unforeseen causes that could delay or impair our ability to fulfill customer orders and/or ship merchandise to our stores, which could adversely affect sales. Our ability to mitigate the adverse impacts of these events depends in part upon the effectiveness of our disaster preparedness and response planning, as well as business continuity planning. Our utilization of imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to a distribution center, organized labor strikes and work stoppages such as the recent labor dispute that disrupted operations at ports-of-entry on the west coast of the United States, transportation and other delays in shipments, including as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States, the United Kingdom and Japan, unexpected or significant port congestion, lack of freight availability and freight cost increases. In addition, if we experience a shortage of a popular item, we may be required to arrange for additional quantities of the item, if available, to be delivered through airfreight, which is significantly more expensive than standard shipping by sea. We may not be able to obtain sufficient freight capacity on a timely basis or at favorable shipping rates and, therefore, may not be able to timely receive merchandise from vendors or deliver products to customers.
We rely upon proprietary and third-party land-based and air freight carriers for merchandise shipments from our distribution centers to customers. Accordingly, we are subject to the risks, including labor disputes, union organizing activity, inclement weather and increased transportation costs, associated with such carriers’ ability to provide delivery services to meet outbound shipping needs. In addition, if the cost of fuel rises or remains at current levels, the cost to deliver merchandise from distribution centers to customers may rise, and, although some of these costs are paid by our customers, such costs could have an adverse impact on our profitability. Failure to procure and deliver merchandise to customers in a timely, effective and economically viable manner could damage our reputation and adversely affect our business. In addition, any increase in distribution costs and expenses could adversely affect our future financial performance.
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
If our independent vendors do not use ethical business practices or comply with applicable regulations and laws, our reputation could be materially harmed and have an adverse effect on our business and results of operations.
Our reputation and customers’ willingness to purchase our products depend in part on our vendors’ compliance with ethical employment practices, such as with respect to child labor, wages and benefits, forced labor, discrimination, freedom of association, unlawful inducements, safe and healthy working conditions, and with all legal and regulatory requirements relating to the conduct of their business. While we operate compliance and monitoring programs to promote ethical and lawful business practices, we do not exercise ultimate control over our independent vendors or their business practices and cannot guarantee their compliance with ethical and lawful business practices. Violation of labor or other laws by vendors, or the divergence of a vendor’s labor practices from those generally accepted as ethical in the United States could materially hurt our reputation, which could have an adverse effect on our business and results of operations.
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
From time to time, we may be involved in lawsuits and regulatory actions relating to our business or products we sell or have sold. These proceedings may be in jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants. We are impacted by trends in litigation, including class-action allegations brought under various consumer protection and employment laws, including wage and hour laws, privacy laws, and laws relating to electronic commerce. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have an adverse effect on our business and results of operations. Regardless of the outcome of any litigation or regulatory proceedings, any such proceeding could result in substantial costs and may require that we devote substantial resources to defend the proceeding, which could affect the future premiums we would be required to pay on our insurance policies. Changes in governmental regulations could also have adverse effects on our business and subject us to additional regulatory actions.
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
As of January 30, 2015, we had goodwill and intangible asset balances totaling $638.7 million, most of which are subject to testing for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Our intangible assets consist of $528.3 million for our trade name, $0.4 million of finite-lived customer lists and a goodwill balance of $110.0 million. Any event that impacts our reputation could result in impairment charges for our trade name. Long-lived assets, primarily property and equipment, are also subject to testing for impairment if events or changes in circumstances indicate that the asset might be impaired. A significant amount of judgment is involved in our impairment assessment. If actual results are not consistent with our estimates and assumptions used in estimating revenue growth, future cash flows and asset fair values, we could incur impairment charges for intangible assets, goodwill or long-lived assets, which could have an adverse effect on our results of operations.
Our failure to retain our executive management team and to attract qualified new personnel could adversely affect our business and results of operations.
We depend on the talents and continued efforts of our executive management team. The loss of members of our executive management may disrupt our business and adversely affect our results of operations. Furthermore, our ability to manage further expansion will require us to continue to train, motivate and manage employees and to attract, motivate and retain additional qualified personnel. We believe that having personnel who are passionate about our brand and have industry experience and a strong customer service ethic has been an important factor in our historical success, and we believe that it will continue to be important to growing our business. Competition for these types of personnel is intense, and we may not be successful in attracting, assimilating and retaining the personnel required to grow and operate our business profitably. With the seasonal nature of the retail business, over 2,000 flexible part-time employees join us each year to support our varying peak seasons, including the fourth quarter holiday shopping season. An inability to attract qualified seasonal personnel could interrupt our sales during this period.

Our international expansion may not be successful.
Our future strategies may include international expansion in a number of countries around the world through a number of channels and brands, including in Asia and Europe. We have limited experience operating in many of these locations, and face major, established competitors and barriers to entry. In addition, in many of these locations, the real estate, employment and labor, transportation and logistics, regulatory and other operating requirements differ dramatically from those in the places where we have experience. Foreign currency exchange rate fluctuations may also adversely affect our international operations and sales, including by increasing the cost of business in certain locations. Moreover, consumer tastes and trends may differ in many of these locations from those in our existing locations, and as a result, the sales of our products may not be successful or profitable. If international expansion is not successful or does not deliver an appropriate return on our investments, our business could be adversely affected.
Our business is affected by worldwide economic and market conditions; a failure of the economy to sustain its recovery, a renewed decline in consumer-spending levels and other adverse developments, including rising inflation, could lead to reduced revenues and gross margins and adversely affect our business, results of operations and liquidity.
Many economic and other factors are outside of our control, including general economic and market conditions, consumer and commercial credit availability, inflation, unemployment, consumer debt levels and other challenges currently affecting the global economy. Increases in the rates of unemployment, decreases in home values, reduced access to credit and issues related to the domestic and international political situations may adversely affect consumer confidence and disposable income levels. Low consumer confidence and disposable incomes could lead to reduced consumer spending and lower demand for our products, which are discretionary items, the purchase of which can be reduced before customers adjust their budgets for necessities. These factors could have a negative impact on our sales and cause us to increase inventory markdowns and promotional expenses, thereby reducing our gross margins and operating results.
In addition, our liquidity needs are funded by operating cash flows and, to the extent necessary, may be funded by borrowings under our ABL Facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.” The ability to raise additional financing depends on numerous factors that are outside of our control, including general economic and market conditions, the health of financial institutions, our credit ratings and lenders’ assessments of our prospects and the prospects of the retail industry in general. The lenders under any credit facilities or loan agreements we may enter into may not be able to meet their commitments if they experience shortages of capital and liquidity. There can be no assurance that our ability to otherwise access the credit markets will not be adversely affected by changes in the financial markets and the global economy. If we are not able to fulfill our liquidity needs through operating cash flows and/or borrowings under credit facilities or otherwise in the capital markets, our business and financial condition could be adversely affected.
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

Additional Risks Related to Our Separation from, and Relationship with, Sears Holdings
Our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.
Although we were an independent company prior to our acquisition by Sears Roebuck in June 2002, the information about us in this Annual Report on Form 10-K prior to the Separation date of April 4, 2014 refers to the Lands’ End’s business as operated by and integrated with Sears Holdings. Accordingly, such historical financial information included in this Annual Report on Form 10-K does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future primarily as a result of the factors described below:

•
Prior to the Separation, Sears Holdings or one of its affiliates performed various corporate functions for us. Following the Separation, Sears Holdings or its subsidiaries provides some of these functions to us. Our historical financial results prior to the Separation reflect allocations of corporate expenses from Sears Holdings for these functions and are likely to be less than the expenses we would have incurred had we operated as a separate publicly traded company. Following the Separation, we may not be able to perform these functions as efficiently or at comparable costs;

•
Prior to the Separation, we were able to use Sears Holdings’ size and purchasing power in procuring various goods and services and have shared economies of scope and scale in costs, employees, vendor relationships and customer relationships. Although we entered into a transition services agreement and other commercial agreements with Sears Holdings or its subsidiaries in connection with the Separation, these arrangements may not fully capture the benefits we enjoyed as a result of being integrated with Sears Holdings and may result in us paying higher charges than in the past for these services. As a separate, publicly traded company, we may be unable to obtain goods and services at the prices and terms obtained prior to the Separation, which could have an adverse effect on our business and results of operations;

•
Generally, our working capital requirements and capital for our general corporate purposes were satisfied as part of the corporate-wide cash management policies of Sears Holdings. As an independent company, we may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements; and

•	Our financial information for periods prior to the Separation does not reflect the debt we incurred in connection with the Separation.
Other significant changes may occur in our cost structure, management, financing and business operations as a result of operating as a company separate from Sears Holdings and the related expiration of agreements with Sears Holdings and from the termination of our rights to operate under third party agreements that were executed when we were a subsidiary of Sears Holdings. For additional information about the past financial performance of our business and the basis of presentation of the historical combined financial statements of our business, see “Item 6. Selected Historical Financial Data,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical combined financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.
Sears Holdings or its subsidiaries may fail to perform under various agreements with us or we may fail to have necessary systems and services in place when certain of the transaction agreements expire.
We rely on Sears Holdings to provide logistics, point-of-sale and related store systems to the Lands’ End Shops at Sears. In connection with the Separation, we entered into various agreements, including a buying agency agreement, separation and distribution agreement, a transition services agreement and a tax sharing agreement, to effect the Separation and provide a framework for our relationship with Sears Holdings after the Separation. In addition, we entered into commercial agreements with Sears Holdings or its subsidiaries, including a master lease agreement, a master sublease agreement, a financial services agreement, a retail operations agreement for the Lands’ End Shops at Sears and a Shop Your Way Rewards retail establishment agreement. We rely on Sears Holdings and its subsidiaries to satisfy their performance and payment obligations under these agreements. If Sears Holdings or its subsidiaries are unable to satisfy their obligations under these agreements, including their indemnification obligations, we could incur operational difficulties or losses. These arrangements could lead to disputes between Sears Holdings or its subsidiaries and us over the use of and charges for facilities and the allocation of revenues and expenses for our sales from the Lands’ End Shops at Sears.
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
We may have received better terms from unaffiliated third parties than the terms of our agreements with Sears Holdings and its subsidiaries.
Our agreements with Sears Holdings or its subsidiaries in connection with the Separation, including the buying agency agreement, transition services agreement, tax sharing agreement, master lease agreement, master sublease agreement, financial services agreement, Lands’ End Shops at Sears retail operations agreement and Shop Your Way Rewards retail establishment agreement, were prepared in the context of the Separation while we were still a wholly owned indirect subsidiary of Sears Holdings. Accordingly, during the period in which the terms of these agreements and amendments were prepared, we did not have an independent board of directors or a management team that was independent of Sears Holdings. As a result, the terms of these agreements are of fixed duration and may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties. Arm’s-length negotiations between Sears Holdings and an unaffiliated third party in another form of transaction, such as with a buyer in a sale of a business, may have resulted in more favorable terms to the unaffiliated third party.
Potential indemnification liabilities to Sears Holdings pursuant to the separation and distribution agreement could adversely affect us.
The separation and distribution agreement with Sears Holdings provides, among other things, the principal corporate transactions required to effect the Separation, certain conditions to the Separation and provisions governing the relationship between us and Sears Holdings with respect to and resulting from the Separation. Among other things, the separation and distribution agreement provides for indemnification obligations designed to make us financially responsible for substantially all liabilities that may exist relating to our business activities, whether incurred prior to or after the Separation, as well as any obligations of Sears Holdings that we may assume pursuant to the separation and distribution agreement. If we are required to indemnify Sears Holdings under the separation and distribution agreement, we may be subject to substantial liabilities.
We might not be able to engage in certain corporate transactions.
To preserve the tax-free treatment to Sears Holdings of the Separation, under the tax sharing agreement that we entered into with Sears Holdings, we agreed to refrain from taking or failing to take any action that prevents the Separation and related transactions from being tax-free. Further, for the two-year period following the Distribution, in certain circumstances we agreed to restrictions with respect to the following transactions:

•	entering into any transaction resulting in the acquisition of 40% or more of our stock or 60% or more of our assets, whether by merger or otherwise;

•	merging, consolidating or liquidating;

•	issuing equity securities beyond certain thresholds;

•	repurchasing capital stock beyond certain thresholds; and

•	ceasing to be engaged in our pre-Separation business.

These restrictions may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business. Furthermore, we could be liable for any resulting tax if our actions are deemed to be in violation of the tax sharing agreement.

ESL, whose interests may be different from the interests of other stockholders, may be able to exert substantial influence over our company.
According to a Schedule 13D filed on April 8, 2014 with the SEC, ESL beneficially owned on the filing date 48.6% of our outstanding shares of common stock. Accordingly, ESL could have substantial influence over many, if not all, actions to be taken or approved by our stockholders, and will have a significant voice in the election of directors and any transactions involving a change of control. The interests of ESL, which has investments in other companies (including Sears Holdings), may from time to time diverge from the interests of our other stockholders. Mr. Lampert is the Chairman of the Board and Chief Executive Officer of Sears Holdings.
Potential liabilities may arise under fraudulent conveyance and transfer laws and legal capital requirements, which could have an adverse effect on our financial condition and our results of operations.
In the event that any entity involved in the Separation (including certain internal restructuring and financing transactions contemplated to be consummated in connection with the Separation) subsequently fails to pay its creditors or enters insolvency proceedings, these transactions may be challenged under United States federal, United States state and foreign fraudulent conveyance and transfer laws, as well as legal capital requirements governing distributions and similar transactions. If a court were to determine under these laws that, (a) at the time of the Separation, the entity in question: (1) was insolvent; (2) was rendered insolvent by reason of the Separation; (3) had remaining assets constituting unreasonably small capital; (4) intended to incur, or believed it would incur, debts beyond its ability to pay these debts as they matured; or (b) the transaction in question failed to satisfy applicable legal capital requirements, the court could determine that the Separation was voidable, in whole or in part. Subject to various defenses, the court could then require Sears Holdings or us, or other recipients of value in connection with the Separation (potentially including our stockholders as recipients of shares of our common stock in connection with the Separation), as the case may be, to turn over value to other entities involved in the Separation and related transactions for the benefit of unpaid creditors. The measure of insolvency and applicable legal capital requirements will vary depending upon the jurisdiction whose law is being applied.
Risks Related to Our Indebtedness
Our leverage may place us at a competitive disadvantage in our industry. The agreements governing our debt contain various covenants that impose restrictions on us that may affect our ability to operate our business.
We have significant debt service obligations. Our debt and debt service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities. Our level of debt presents the following risks, among others:

•
we could be required to use a substantial portion of our cash flow from operations to pay principal (including amortization) and interest on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, strategic acquisitions and other general corporate requirements or causing us to make non-strategic divestitures;

•	our interest expense could increase if prevailing interest rates increase, because a substantial portion of our debt bears interest at variable rates;

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

•	the agreements governing our debt contain covenants that limit our ability to pay dividends or make other restricted payments and investments;

•
the agreements governing our debt contain operating covenants that limit our ability to engage in activities that may be in our best interests in the long term, including, without limitation, by restricting our subsidiaries’ ability to incur debt, create liens, enter into transactions with affiliates or prepay certain kinds of indebtedness; and

•
the failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of the applicable debt, and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In the event our creditors accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that debt.

We may need additional financing in the future for our general corporate purposes or growth strategies, and such financing may not be available on favorable terms, or at all, and may be dilutive to existing stockholders.
We may need to seek additional financing for our general corporate purposes or growth strategies. We may be unable to obtain any desired additional financing on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance our products, or respond to competitive pressures, any of which could negatively affect our business. If we raise additional funds through the issuance of equity securities, our stockholders could experience dilution of their ownership interest. If we raise additional funds by issuing debt, we may be subject to limitations on our operations due to restrictive covenants.
Risks Related to Our Common Stock
Our common stock price may decline if ESL decides to sell a portion of its holdings of our common stock.
ESL will, in its sole discretion, determine the timing and terms of any transactions with respect to its shares common stock of the Company, taking into account business and market conditions and other factors that it deems relevant. ESL is not subject to any contractual obligation to maintain its ownership position in us, although it may be subject to certain transfer restrictions imposed by securities law. Consequently, we cannot assure you that ESL will maintain its ownership interest in us. Any sale by ESL of our common stock or any announcement by ESL that it has decided to sell shares of our common stock, or the perception by the investment community that ESL has sold or decided to sell shares of our common stock, could have an adverse impact on the price of our common stock.

We do not expect to pay dividends for the foreseeable future.
We do not currently expect to declare or pay dividends on our common stock for the foreseeable future. Instead, we intend to retain earnings to finance the growth and development of our business and for working capital and general corporate purposes. Any payment of dividends will be at the discretion of our board of directors and will depend upon various factors then existing, including earnings, financial condition, results of operations, capital requirements, level of indebtedness, any contractual restrictions with respect to payment of dividends, restrictions imposed by applicable law, general business conditions and other factors that our board of directors may deem relevant. As a result, you may not receive any return on an investment in our capital stock in the form of dividends.

Our share price may be volatile.
The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our operating results;

•	changes in earnings estimated by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of comparable companies;

•	changes to the regulatory and legal environment under which we operate; and

•	domestic and worldwide economic conditions.

Further, when the market price of a company’s common stock drops significantly, stockholders often initiate securities class action lawsuits against the company. A lawsuit against Lands’ End could cause us to incur substantial costs and could divert the time and attention of our senior management and other resources.

Your percentage ownership in Lands’ End may be diluted in the future.

In the future, your percentage ownership in Lands’ End may be diluted because of equity issuances for acquisitions, strategic investments, capital market transactions or otherwise, including equity awards that we may grant to our directors, officers and employees. The Compensation Committee of our Board of Directors may grant additional stock-based awards to our employees, which would have a dilutive effect on our earnings per share, and which could adversely affect the market price of our common stock. From time to time, we may issue additional stock-based awards to our employees under our employee benefits plans.

Being a public company subjects us to expenses and administrative burdens, in particular compliance with certain provisions of the Sarbanes-Oxley Act of 2002.

As a public company, we incur certain legal, accounting and other expenses that we would not otherwise incur. These costs and expenses may arise from various factors, including financial reporting, costs associated with complying with federal securities laws (including compliance with the Sarbanes-Oxley Act of 2002), tax administration, and legal and human-resources related functions. We are required to, among other things, maintain the roles and duties of board committees, maintain additional internal controls and disclosure controls and procedures, and maintain an insider trading policy in compliance with our obligations under the securities laws.

Being a public company subjects us to additional laws, rules and regulations that require the investment of resources to ensure ongoing compliance with these laws, rules and regulations. In addition, these laws, rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified executive officers and qualified persons to serve on our board of directors, and in particular to serve on our Audit Committee.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Facilities and Store Locations
We own or lease domestic properties and international offices, customer sales/service centers, distribution centers and retail stores. Most of our stores are located inside of existing Sears stores. In such cases, we have entered into a lease or sublease with Sears Roebuck for the portion of the space in which our store operates and pay rent directly to Sears Roebuck or one of its affiliates on the terms negotiated in connection with the Separation. We believe that our existing facilities are well maintained and are sufficient to meet our current needs. We review all leases set to expire in the short term to determine the appropriate action to take with respect to them, including moving or closing stores, entering into new leases or purchasing property.
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
International Office, Customer Service and Distribution Properties
We own a distribution center and customer sales/service center in Oakham, United Kingdom that supports our northern European business. We lease two buildings in Mettlach, Germany for customer sales/service center supporting our central European business. We also lease office space in Shinyokohama, Japan for a customer sales/service center as well as general administrative offices and a distribution center in Fujieda, Japan.
Lands’ End Retail Properties
As of January 30, 2015, our retail properties consisted of 236 Lands’ End Shops at Sears, which averaged approximately 7,700 square feet; 14 Lands’ End Inlet stores, which averaged approximately 7,800 square feet; and five United Kingdom based shop-in-shops. We lease the premises of our Lands’ End Shops at Sears from Sears Roebuck. With respect to our Lands’ End Inlet stores, as of January 30, 2015, 13 were leased and one was owned, with 11 located in the United States, two in the United Kingdom and one in Germany.
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
See Part II, Item 8 "Financial Statements and Supplementary Data - Notes to Consolidated and Combined Financial Statements," Note 12 "Commitments and Contingencies - Legal Proceedings" for additional information regarding legal proceedings (incorporated herein by reference).
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
       Lands' End's common stock is traded on the NASDAQ Stock Market under the ticker symbol LE. There were 10,156 stockholders of record at April 13, 2015. The quarterly high and low sales prices for Lands' End common stock are set forth below.

	Fiscal Year 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common Stock Price
High	$35.00	$37.92	$48.25	$56.25
Low	25.35	26.03	32.03	34.58
Stock Performance Graph

The following graph compares the cumulative total return to stockholders on Lands’ End common stock from March 20, 2014, the first day our common stock began “when-issued” trading on the NASDAQ Stock Market, through January 30, 2015, the last day of fiscal year 2014, with the return on the NASDAQ Composite Index and the NASDAQ Global Retail Index for the same period. Our common stock began “regular-way” trading following the Separation on April 7, 2014. The graph assumes an initial investment of $100 on March 20, 2014 in each of our common stock, the NASDAQ Composite Index and the NASDAQ Global Retail Index.

	3/20/2014	1/30/2015
Lands' End, Inc.	$100	$104
NASDAQ Composite Index	$100	$107
NASDAQ Retail Index	$100	$107

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act or incorporated by reference into any of our filings, as amended, with the SEC, except as shall be expressly set forth by specific reference in such filing.
Dividends
Except for a $500 million dividend we paid to a subsidiary of Sears Holdings prior to the Separation, we have not paid, and we do not expect to pay in the foreseeable future, dividends on our common stock. Any payment of dividends will be at the discretion of our board of directors and will depend upon various factors then existing, including earnings, financial condition, results of operations, capital requirements, level of indebtedness, any contractual restrictions with respect to payment of dividends, restrictions imposed by applicable law, general business conditions and other factors that our board of directors may deem relevant. Additionally, the Term Loan Facility and ABL Facility contain various representations and warranties and restrictive covenants that, among other things, and subject to specified exceptions, restrict the ability of Lands’ End and its subsidiaries to make dividends or distributions with respect to capital stock.
Equity Compensation Plan Information
The following table reflects information about securities authorized for issuance under the Company’s equity compensation plans as of January 30, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans* (in thousands)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	241	—	759
Total	241	—	759

*
Represents shares of common stock that may be issued pursuant to the Lands’ End, Inc. 2014 Stock Plan (the “2014 Stock Plan”). Awards under the 2014 Stock Plan may be restricted stock, stock unit awards, incentive stock options, nonqualified stock options, stock appreciation rights, or certain other stock-based awards. The numbers shown exclude shares covered by an outstanding plan award that, subsequent to January 30, 2015, ultimately are not delivered on an unrestricted basis (for example, because the award is forfeited, canceled or used to satisfy tax withholding obligations). Outstanding awards are subject to stockholder approval of the 2014 Stock Plan, which the Company will seek at its 2015 Annual Meeting of Stockholders.

ITEM 6. SELECTED FINANCIAL DATA
The Consolidated and Combined Statements of Comprehensive Operations data set forth below for the fiscal years ended January 30, 2015, January 31, 2014 and February 1, 2013 and the Consolidated and Combined Balance Sheet data as of January 30, 2015 and January 31, 2014 are derived from the audited Consolidated and Combined Financial Statements included elsewhere in this Annual Report on Form 10-K. The Combined Statements of

Comprehensive Operations data for the fiscal year ended January 27, 2012 and January 28, 2011 and the Combined Balance Sheet data as of February 1, 2013 and January 27, 2012 are derived from audited Combined Financial Statements not included in this Annual Report on Form 10-K. All historical financial and other data prior to the Separation reflects the Lands’ End business of Sears Holdings, and the historical financial and other data subsequent to the Separation include the accounts of Lands' End, Inc. and its subsidiaries which are collectively referred to herein as “our” historical financial and other data. See "Note 1—Background and Basis of Presentation" to the Consolidated and Combined Financial Statements and accompanying notes.
The selected historical consolidated and combined financial and other financial data presented below should be read in conjunction with our Consolidated and Combined Financial Statements and accompanying notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Our combined financial information may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we operated as a publicly traded company independent from Sears Holdings during all the periods presented.

	Fiscal Year
(in thousands, except per share data and number of stores)	2014	2013	2012	2011	2010
Consolidated and Combined Statement of Comprehensive Operations Data(1)
Merchandise sales and services, net	$1,555,353	$1,562,876	$1,585,927	$1,725,627	$1,655,574
Net income(2)	$73,799	$78,847	$49,827	$76,234	$121,264
Basic and diluted earnings per common share(2)(3)	$2.31	$2.47	$1.56	$2.39	$3.79
Basic average shares outstanding	31,957	31,957	31,957	31,957	31,957
Diluted average shares outstanding	32,016	31,957	31,957	31,957	31,957
Consolidated and Combined Balance Sheet Data
Total assets	$1,353,437	$1,194,275	$1,217,722	$1,238,923	$1,186,585
Other Financial and Operating Data
Adjusted EBITDA(4)	$164,298	$150,010	$107,673	$144,996	$206,498
Number of retail stores at year end	255	290	293	306	309

(1)	Our fiscal year end is on the Friday preceding the Saturday closest to January 31 each year. Fiscal year 2012 consisted of 53 weeks. All other fiscal years consisted of 52 weeks.

(2)	Fiscal 2014 Net income includes interest expense and stand-alone public company expenses which did not exist in prior periods.

(3)
On April 4, 2014, Sears Holdings Corporation distributed 31,956,521 shares of Lands’ End common stock. The computation of basic and diluted shares for all periods prior to April 4, 2014 was calculated using the number of shares of Lands’ End common stock outstanding on April 4, 2014, the date on which the Lands’ End common stock was distributed to the stockholders of Sears Holdings Corporation. The same number of shares was used to calculate basic and diluted earnings per share. Refer to “Note 2—Summary of Significant Accounting Policies” to the Consolidated and Combined Financial Statements for information regarding earnings per share.

(4)
Adjusted EBITDA—In addition to our net income determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), for purposes of evaluating operating performance, we use Adjusted EBITDA, which is adjusted to exclude certain significant items as set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our business for comparable periods. This metric is also incorporated into executive compensation plans when compared to our budgeted operating performance. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items. Adjusted EBITDA should not be considered as a substitute for GAAP measurements.
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

•
Other significant items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of results. We have adjusted our results for these items to make our statements more comparable and therefore more useful to investors as the items are not representative of our ongoing operations. These adjustments are shown below:

•	Product recall—costs associated with a recall of selected styles of children's sleepwear that did not meet the federal flammability standard for children's sleepwear.

•
Restructuring costs—costs associated with an initiative to reduce the corporate cost structure. Management considers these costs to be infrequent and affecting comparability of results between reporting periods.

•
Gain on a litigation settlement—income from a favorable litigation settlement in 2010 related to a breach of contract and trade secret matter. Management considers this income to be infrequent and affecting comparability of results between reporting periods.

•	Gain or loss on the sale of property and equipment—management considers the gains or losses on sale of assets to result from investing decisions rather than ongoing operations.
The following table presents a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure for each of the periods indicated:

	Fiscal Year
(in thousands)	2014	2013	2012	2011	2010
Net income	$73,799	$78,847	$49,827	$76,234	$121,264
Income tax expense	46,758	49,544	32,243	45,669	72,365
Interest expense	20,494	—	—	—	—
Other income, net	(1,408)	(50)	(67)	(95)	(45)
Depreciation and amortization	19,703	21,599	23,121	22,686	21,963
Product recall	4,713	—	—	—	—
Restructuring costs	—	—	2,479	—	—
Gain on litigation settlement	—	—	—	—	(9,051)
Loss on sale of property and equipment	239	70	70	502	2
Adjusted EBITDA	$164,298	$150,010	$107,673	$144,996	$206,498

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with the Consolidated and Combined Financial Statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. See “Cautionary Statements Concerning Forward-Looking Statements” below and “Item 1A. Risk Factors” in this Annual Report on Form 10-K and for a discussion of the uncertainties, risks and assumptions associated with these statements.
As used in this Annual Report on Form 10-K, references to the “Company”, “Lands' End”, “we”, “us”, “our” and similar terms refer to Lands' End, Inc. and its subsidiaries. Our fiscal year ends on the Friday preceding the Saturday closest to January 31. Other terms that are commonly used in this Annual Report on Form 10-K are defined as follows:
•Fiscal 2014 - The fifty-two weeks ended January 30, 2015
•Fiscal 2013 - The fifty-two weeks ended January 31, 2014
•Fiscal 2012 - The fifty-three weeks ended February 1, 2013
•Fiscal 2015 - Our next fiscal year representing the fifty-two weeks ending January 29, 2016
•Sears Holdings or Sears Holdings Corporation - Sears Holdings Corporation, a Delaware Corporation, and its consolidated subsidiaries (other than, for all periods following the Separation, Lands' End)
•Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders
•ESL - ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert
•ABL Facility - Asset-based senior secured credit agreements, dated as of April 4, 2014, with Bank of America, N.A and certain other lenders
•Term Loan Facility - Term loan credit Agreement, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders
•Facilities - Collectively, the ABL Facility and the Term Loan Facility
•UK Borrower - A United Kingdom subsidiary borrower of Lands’ End under the ABL Facility
•GAAP - Accounting principles generally accepted in the United States
•Same Store Sales - Net sales, from stores that have been open for at least 12 full months where selling square footage has not changed by 15% or more within the past year
•SEC - United States Securities and Exchange Commission
•FASB - Financial Accounting Standards Board
•FASB ASC - FASB Accounting Standards Codification, which serves as the source for authoritative GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative GAAP for SEC registrants
•ERP - enterprise resource planning software solutions
•UTBs - Gross unrecognized tax benefits
•LIBOR - an adjusted London inter-bank offered rate

Executive Overview
Introduction
Management’s discussion and analysis of financial condition and results of operations accompanies our consolidated and combined financial statements and provides additional information about our business, financial condition, liquidity and capital resources, cash flows and results of operations. We have organized the information as follows:

•	Executive overview. This section provides a brief description of our business, accounting basis of presentation and a brief summary of our results of operations.

•
Discussion and analysis. This section highlights items affecting the comparability of our financial results and provides an analysis of our combined and segment results of operations for the 2014, 2013 and 2012 fiscal years.

•
Liquidity and capital resources. This section provides an overview of our historical and anticipated cash and financing activities. We also review our historical sources and uses of cash in our operating, investing and financing activities.

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

Description of the Company
Lands’ End, Inc. is a leading multi-channel retailer of casual clothing, accessories and footwear, as well as home products. We offer products through catalogs, online at www.landsend.com and affiliated specialty and international websites, and through retail locations, primarily at Lands’ End Shops at Sears, stand-alone Lands’ End Inlet stores and international shop-in-shops that sell merchandise in various retail department stores. We are a classic American lifestyle brand with a passion for quality, legendary service and real value, and we seek to deliver timeless style for men, women, kids and the home. Lands’ End was founded in 1963 in Chicago by Gary Comer and his partners to sell sailboat hardware and equipment by catalog. While our product focus has shifted significantly over the years, we have continued to adhere to our founder’s motto as one of our guiding principles: “Take care of the customer, take care of the employee and the rest will take care of itself.”
On March 14, 2014, the board of directors of Sears Holdings approved the distribution of the issued and outstanding shares of Lands’ End common stock on the basis of 0.300795 shares of Lands’ End common stock for each share of Sears Holdings common stock held on March 24, 2014, the record date. Sears Holdings distributed 100 percent of the outstanding common stock of Lands’ End to its shareholders on April 4, 2014.

The Company identifies reportable segments according to how business activities are managed and evaluated. Each of the Company’s operating segments are reportable segments and are strategic business units that offer similar products and services but are sold either directly from our warehouses (Direct) or through our retail stores (Retail).
Basis of Presentation
The financial statements presented herein represent (i) periods prior to April 4, 2014 when we were a wholly owned subsidiary of Sears Holdings Corporation (referred to as “Combined Financial Statements”) and (ii) the period as of and subsequent to April 4, 2014 when we became a separate publicly-traded company (referred to as “Consolidated Financial Statements”).
Our historical Combined Financial Statements have been prepared on a stand-alone basis and have been derived from the consolidated financial statements of Sears Holdings and accounting records of Sears Holdings. The Combined Financial Statements include Lands’ End, Inc. and subsidiaries and certain other items related to the Lands’ End business which were held by Sears Holdings prior to the Separation, primarily the Lands’ End Shops at Sears. These items were contributed by Sears Holdings to Lands’ End, Inc. prior to the Separation. These historical Combined Financial Statements reflect our financial position, results of operations and cash flows in conformity with GAAP.
The Combined Balance Sheets prior to April 4, 2014, include the allocation of certain assets and liabilities that have historically been held by Sears Holdings but which were specifically identifiable or allocable to Lands’ End. All intracompany transactions and accounts have been eliminated. Prior to the Separation, all intercompany transactions between Sears Holdings and Lands’ End were considered to be effectively settled in the Combined Financial Statements at the time the transactions were recorded. The total net effect of the settlement of these intercompany transactions is reflected in the Combined Statements of Cash Flows as a financing activity and in the Combined Balance Sheets as Net parent company investment.
Through April 4, 2014, Sears Holdings Corporation’s investment in Lands’ End is shown as Net parent company investment in the Combined Balance Sheet. Upon completion of the Separation, the Company had 31,956,521 shares of common stock outstanding at a par value of $0.01 per share. After Separation adjustments were recorded, the remaining Net parent company investment, which includes all earnings prior to the Separation, was transferred to Additional paid-in capital.
Impacts from the Separation from Sears Holdings
Following the Separation, we began operating as a separate, publicly traded company, independent from Sears Holdings. According to statements on form Schedule 13D filed with the SEC by ESL, ESL beneficially owned significant portions of both the Company's and Sears Holdings Corporation's outstanding shares of common stock. Therefore Sears Holdings Corporation, the Company's former parent company, is considered a related party both prior to and subsequent to the Separation. Impacts from the Separation from Sears Holdings are below:
General administrative and Separation costs. Historically, we had used the corporate functions of Sears Holdings for a variety of shared services. We continue to pay Sears Holdings a fee for certain services. We believe that the assumptions and methodologies underlying these expenses from Sears Holdings are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been or will be incurred by us as we operate as a publicly traded company independent from Sears Holdings. We entered into agreements with Sears Holdings or its subsidiaries for the continuation of certain of these services on a transitional basis. We believe that the arrangements before the Separation, as reflected in the historical Combined Financial Statements contained herein, are not materially different from the arrangements that were entered into as part of the Separation.
Stand-alone costs. We are also incurring increased costs as a result of becoming a publicly traded company independent from Sears Holdings. Subsequent to the Separation in Fiscal 2014, we incurred approximately $8.5 million of stand-alone costs for the 10 months we operated as an independent company.
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

The prior arrangements, as reflected in the historical Combined Financial Statements contained herein, are not materially different from the arrangements that were entered into with Sears Holdings in connection with the Separation, with the exception of the Shop Your Way Rewards member loyalty program. Net annual costs associated with the Shop Your Way Rewards member loyalty program increased by $6.4 million in Fiscal 2014 compared to Fiscal 2013.
Subsequent to the Separation, we have not had to employ a significant number of new employees to perform additional stand-alone or transition services. With respect to our retail operations, prior to the Separation, Sears Holdings provided retail staff for the Lands’ End Shops at Sears. Pursuant to a retail operations agreement, we contracted with Sears Holdings to continue to provide such staff following the Separation. We continue to rely on our existing field management working in conjunction with retail staff contracted from Sears Holdings to operate our Lands’ End Shops at Sears.
The success of our Retail segment depends on the performance of the Lands’ End Shops at Sears. Under the terms of the master lease agreement and master sublease agreement pursuant to which Sears Roebuck leases or subleases to us the premises for the Lands’ End Shops at Sears, Sears Roebuck has certain rights to (1) relocate our leased premises within the building in which such premises are located, subject to certain limitations, including our right to terminate the applicable lease if we are not satisfied with the new premises, and (2) terminate without liability the lease with respect to a particular Lands’ End Shop if the overall Sears store in which such Lands’ End Shop is located is closed or sold. Sears Holdings recently announced that it intends to continue to right-size, redeploy and highlight the value of its assets, including its real estate portfolio, in its transition from an asset-intensive, store-focused retailer and that it has entered into lease agreements with third party retailers for stand-alone stores. Sears Holdings also recently announced that it expects to complete the formation of a Real Estate Investment Trust (REIT) that would purchase and lease back 254 Sears and Kmart stores by June 1, 2015, and that it has completed the formation of real estate joint ventures with third parties. We believe that in connection with these transactions, Sears Roebuck has or intends to sell and leaseback approximately 75 Sears stores that contain a Lands' End Shop, the impact on the Company of which is not known. If Sears Roebuck continues to dispose of retail stores that contain Lands’ End Shops, and/or offer us relocation alternatives for Lands’ End Shops that are less attractive than the current premises, our business and results of operations could be adversely affected. On January 30, 2015 the Company operated 236 Lands’ End Shops at Sears, compared to 274 Lands’ End Shops at Sears on January 31, 2014.
Debt Service Costs. We are also incurring increased costs related to our $175.0 million ABL Facility and on our Term Loan Facility with an initial balance of $515.0 million. On January 30, 2015 the Term Loan Facility had a balance of $511.1 million. Interest costs related to the Facilities were $20.5 million for the ten months the Facilities were in place in Fiscal 2014. The interest costs include approximately $1.6 million of amortization of debt issuance costs. Annual payments under the Facilities are expected to be the cash interest charges plus the Term Loan Facility seven year amortization of principal at a rate equal to 1% per annum. See “Liquidity and Capital Resources - Description of Material Indebtedness” below.
Due to these and other changes related to the Separation, the historical financial information included in this Annual Report on Form 10-K may not necessarily reflect our financial position, results of operations and cash flows in the future or what our financial position, results of operations and cash flows would have been had we been an independent, publicly traded company during the periods prior to the Separation that are presented.
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
Results of Operations
Fiscal Year. Our fiscal year end is on the Friday preceding the Saturday closest to January 31 each year. Fiscal years 2014 and 2013 consisted of 52 weeks. Fiscal year 2012 consisted of 53 weeks.

The following tables sets forth, for the periods indicated, selected income statement data:

	Fiscal 2014		Fiscal 2013		Fiscal 2012
(in thousands)	$’s	% of Net Sales	$’s	% of Net Sales	$’s	% of Net Sales
Merchandise sales and services, net	$1,555,353	100.0%	$1,562,876	100.0%	$1,585,927	100.0%
Cost of sales (excluding depreciation and amortization)	819,422	52.7%	852,539	54.5%	881,817	55.6%
Gross margin	735,931	47.3%	710,337	45.5%	704,110	44.4%
Selling and administrative	573,335	36.9%	560,327	35.9%	598,916	37.8%
Depreciation and amortization	19,703	1.3%	21,599	1.4%	23,121	1.5%
Other operating expense, net	3,250	0.2%	70	—%	70	—%
Operating income	139,643	9.0%	128,341	8.2%	82,003	5.2%
Interest expense	20,494	1.3%	—	—%	—	—%
Other income, net	1,408	0.1%	50	—%	67	—%
Income before income taxes	120,557	7.8%	128,391	8.2%	82,070	5.2%
Income tax expense	46,758	3.0%	49,544	3.2%	32,243	2.0%
Net income	$73,799	4.8%	$78,847	5.0%	$49,827	3.2%
Depreciation and amortization is not included in our cost of sales because we are a reseller of inventory and do not believe that including depreciation and amortization is meaningful. As a result, our gross margins may not be comparable to other entities that include depreciation and amortization related to the sale of their product in their gross margin measure.
Net Income and Adjusted EBITDA
We recorded Net income of $73.8 million, $78.8 million, and $49.8 million for Fiscal 2014, Fiscal 2013, and Fiscal 2012 respectively. In addition to our Net income determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted EBITDA measurement. Adjusted EBITDA is computed as Net income appearing on the Consolidated and Combined Statements of Comprehensive Operations net of Income tax expense, Interest expense, Depreciation and amortization, and certain significant items set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our businesses, as well as executive compensation metrics, for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.
While Adjusted EBITDA is a non-GAAP measurement, management believes that it is an important indicator of operating performance, and useful to investors, because:

•	EBITDA excludes the effects of financings, investing activities and tax structure by eliminating the effects of interest, depreciation and income tax costs.

•
Other significant items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of results. We have adjusted our results for these items to make our statements more comparable and therefore more useful to investors as the items are not representative of our ongoing operations.

▪
For Fiscal 2014, Fiscal 2013 and Fiscal 2012, we excluded the loss on disposal of property and equipment as management considers the gains or losses on disposal of assets to result from investing decisions rather than ongoing operations.

▪	For Fiscal 2014, we excluded the effects of the product recall as this was an unusual event that affects the comparability of our financial results.

▪	For Fiscal 2012, we also excluded restructuring expense, primarily severance, related to an initiative to reduce the corporate cost structure.

	Fiscal 2014		Fiscal 2013		Fiscal 2012
(in thousands)	$’s	% of Net Sales	$’s	% of Net Sales	$’s	% of Net Sales
Net income	$73,799	4.8%	$78,847	5.0%	$49,827	3.2%
Income tax expense	46,758	3.0%	49,544	3.2%	32,243	2.0%
Other income, net	1,408	0.1%	50	—%	67	—%
Interest expense	20,494	1.3%	—	—%	—	—%
Operating income	139,643	9.0%	128,341	8.2%	82,003	5.2%
Depreciation and amortization	19,703	1.3%	21,599	1.4%	23,121	1.5%
Product Recall	4,713	0.3%	—	—%	—	—%
Restructuring costs	—	—%	—	—%	2,479	0.2%
Loss on disposal of property and equipment	239	—%	70	—%	70	—%
Adjusted EBITDA	$164,298	10.6%	$150,010	9.6%	107,673	6.8%
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
To evaluate revenue performance for the Direct segment we use Merchandise sales and services, net. For our Retail segment, we use same store sales as a key measure in evaluating performance. Same store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months where selling square footage has not changed by 15% or more within the past year. A store is included in same store sales calculations on the first day it has comparable prior year sales. Stores in which the selling square footage has changed by 15% or more as a result of a remodel, expansion, reduction or relocations are excluded from same store calculations until the first day they have comparable prior year sales. Online sales and sales generated through our in-store computer kiosks are considered revenue in our Direct segment and are excluded from same store sales.

Fiscal 2014 Compared to Fiscal 2013
Merchandise Sales and Services, Net
Total Merchandise sales and services, net for Fiscal 2014 were $1.56 billion, compared with $1.56 billion in the same period of the prior year, a slight decrease of $7.5 million. Merchandise sales and services, net were negatively impacted by $3.4 million from the product recall announced on March 23, 2015. Excluding the product recall, Merchandise sales and services, net decreased $4.1 million in Fiscal 2014 compared to Fiscal 2013. The decrease was attributable to a decrease in our Retail segment of $24.3 million, partially offset by an increase in our Direct segment of $16.8 million. The Direct segment excluding the product recall increased $20.2 million compared to Fiscal 2013.
Direct segment Merchandise sale and services, net were $1.32 billion in Fiscal 2014, an increase of $16.8 million, or 1% from $1.30 billion during the same period of the prior year. The increase was driven by an increase in our United States businesses driven by business and school uniforms, and our women's product offerings, partially offset by decreases in our international business and the product recall. Changes in foreign currency exchange rates compared with Fiscal 2013 negatively affected Merchandise sales and services, net in the Direct segment by approximately 40 basis points.
Merchandise sales and services, net in the Retail segment were $234.6 million in Fiscal 2014, a decrease of $24.3 million, or 9% from $258.9 million during the same period of the prior year. The decrease was driven by a decrease in the number of Lands’ End Shops at Sears, a decrease in Shop Your Way Rewards member loyalty program redemption credits resulting from the commercial agreements entered into with Sears Holdings as part of the Separation, and a decrease in same store sales. Same store sales in the Retail segment decreased 2%, driven by lower sales in the Company’s Lands’ End Shops at Sears. On January 30, 2015 the Company operated 236 Lands’

End Shops at Sears, 14 global Lands’ End Inlet stores and five international shop-in-shops compared to 274 Lands’ End Shops at Sears and 16 global Lands’ End Inlets on January 31, 2014.
Gross Profit and Gross Margin
Total gross profit increased 4% to $735.9 million and gross margin increased approximately 180 basis points to 47.3% of total Merchandise sales and services, net, compared with $710.3 million, or 45.5% of total Merchandise sales and services, net, in Fiscal 2014 and Fiscal 2013, respectively.
The increase in gross profit was driven by an increase in Direct segment gross profit to $636.1 million in Fiscal 2014 compared with $603.5 million in Fiscal 2013. The Direct segment gross margin increased 190 basis points to 48.2% in Fiscal 2014 from 46.3% in Fiscal 2013, driven by higher gross margin in the United States businesses primarily attributable to improved merchandise assortment architecture and a more targeted promotional strategy. Changes in foreign currency exchange rates compared with Fiscal 2013 negatively affected gross margin in the Direct segment by approximately 30 basis points.
Retail segment gross profit decreased 7% to $99.7 million in Fiscal 2014 compared with $106.8 million in Fiscal 2013. Retail segment gross margin increased 130 basis points to 42.5% of Retail Merchandise sales and services, net in Fiscal 2014, from 41.2% in Fiscal 2013, driven by improved merchandise assortment architecture and a more targeted promotional strategy, partially offset by increased net costs associated with the Shop Your Way Rewards member loyalty program.
Selling and Administrative Expenses
Selling and administrative expenses were $573.3 million, or 36.9% of total Merchandise sales and services, net in Fiscal 2014 compared with $560.3 million, or 35.9% of total Merchandise sales and services, net for the comparable period in the prior year. The increase of $13.0 million in Selling and administrative expense was primarily attributable to a $8.6 million increase in incentive compensation, $8.5 million in costs associated with being a stand-alone public company, increased investment in marketing and the product recall, partially offset by lower personnel costs. In Fiscal 2013 the Company had $0.6 million of incentive expenses and no stand-alone public company related expenses.
The Direct segment Selling and administrative expenses were $445.0 million for Fiscal 2014 compared to $437.2 million for the prior year. The increase of $7.8 million in Selling and administrative expense was primarily due to increased marketing investments of $10.8 million, and increased incentive costs of $5.4 million, partially offset by declines in personnel costs of $7.8 million, and decreases in other expenses.
The Retail segment Selling and administrative expenses were $92.6 million for Fiscal 2014 compared to $102.1 million for the prior year. The decrease of $9.5 million in Selling and administrative expense was primarily due to the reduction in the number of locations, including declines in personnel costs of $4.9 million, marketing investments of $1.4 million and occupancy costs of $1.2 million.
Corporate / other Selling and administrative expenses were $35.7 million for Fiscal 2014 compared to $21.1 million for the prior year. The increase of $14.6 million in selling and administrative expense was primarily due to increases in third party professional fees of $5.3 million which were largely stand-alone costs, increased personnel costs of $4.4 million and incentive compensation expenses of $3.0 million.

Depreciation and Amortization
Depreciation and amortization was $19.7 million in Fiscal 2014, a decrease of $1.9 million or 9%, compared with $21.6 million in Fiscal 2013. The decrease in Depreciation and amortization was primarily attributable to an increase in fully depreciated assets.
Other Operating Expenses, Net
Other operating expense, net increased to $3.2 million in Fiscal 2014 primarily attributable to expenses related to the product recall of $3.0 million.
Operating Income
Operating income was $139.6 million in Fiscal 2014, compared with Operating income of $128.3 million in Fiscal 2013. The increase in Operating income of $11.4 million, or 9%, was primarily driven by increased gross profit, partially offset by increased Selling and administrative expenses. The product recall announced on March 23, 2015 negatively impacted Operating income by $4.7 million.
Interest Expense
Interest expense was $20.5 million in Fiscal 2014, and was attributable to higher debt levels, costs related to the issuance of the Term Loan Facility, which was used to pay a $500.0 million dividend to a subsidiary of Sears Holdings Corporation immediately prior to the Separation, and costs related to our ABL Facility. We did not incur Interest expense in Fiscal 2013.
Income Tax Expense
Our effective tax rate was 38.8% and 38.6% in Fiscal 2014 and Fiscal 2013, respectively. The increased rate was primarily changes in effective state tax rates.
Net Income
Net income decreased 6% to $73.8 million, or $2.31 per diluted share, in Fiscal 2014 compared with $78.8 million, or $2.47 per diluted share, in Fiscal 2013. The decrease in Net income was primarily attributable to increased Interest expense partially offset by increased Operating income. The product recall announced on March 23, 2015 negatively impacted Net income by $2.8 million.
Adjusted EBITDA
Adjusted EBITDA was $164.3 million in Fiscal 2014, compared with Adjusted EBITDA of $150.0 million in Fiscal 2013. The 10% increase was primarily driven by the increase in Operating income of $11.4 million described above.
Fiscal 2013 Compared to Fiscal 2012
Merchandise Sales and Services, Net
Fiscal 2013 had 52 weeks versus 53 weeks in Fiscal 2012. Total revenues for Fiscal 2013 were $1.56 billion, compared to $1.59 billion in the prior year, a decrease of $23.1 million, or 1%. The Company recorded approximately $24.0 million in revenues during the 53rd week of Fiscal 2012. When adjusting Fiscal 2012 to account for the 53rd week, revenues during Fiscal 2013 increased $0.9 million compared to Fiscal 2012; with revenue increases in our Direct segment of $19.8 million largely offset by revenue decreases of $18.9 million in our Retail segment.
Direct segment revenues were $1.3 billion in Fiscal 2013, essentially flat compared to Fiscal 2012. Improvement in our United States Direct and Lands’ End Outfitters businesses of $23.3 million was offset by a decline in our International businesses. The decline in our international businesses was largely due to decreases in our Germany and Japan businesses. The decrease in Germany was due to lower response rates to our product offerings in the German market. The decrease in Japan was attributable to changes in currency exchange rates.

Retail segment revenues were $258.9 million in Fiscal 2013, a decrease of $22.9 million, or 8%, compared to Fiscal 2012. Same store sales decreased 7% compared to the prior year. Retail segment revenues decreased across apparel and home products.
Gross Margin
Gross margin for Fiscal 2013 was $710.3 million, or 45.5% in Fiscal 2013, compared to $704.1 million or 44.4% in the prior year. The increase in gross margin rate of 110 basis points was attributable to a 210 basis point improvement in gross margin performance of our fall and winter product offerings, partially offset by increased spring and summer markdowns in our Direct segment. The increased spring and summer business markdowns were in response to increased promotional activity in the marketplace as a result of an unseasonably cold spring.
Direct segment gross margin was $603.5 million, or 46.3% of total Direct segment revenues, compared to $598.0 million or 45.9% of total Direct segment revenues for Fiscal 2013 and Fiscal 2012, respectively. The Direct segment gross margin rate improvement of 40 basis points in Fiscal 2013 was primarily attributable to an increase in our United States consumer business due to improvement in our fall and winter product offerings, partially offset by increased markdowns in our International business and increased promotional activity in the spring.
Retail segment gross margin was $106.8 million, or 41.2% of total Retail segment revenues, compared to $106.0 million or 37.6% of total Retail segment revenues for Fiscal 2013 and Fiscal 2012, respectively. The Retail segment gross margin rate increased 360 basis points primarily due to our fall and winter product offerings and decreased markdowns.
Selling and Administrative Expenses
Selling and administrative expenses were $560.3 million for Fiscal 2013 compared to $598.9 million for the prior year. The decrease of $38.6 million in Selling and administrative expense was attributable to the Direct and Retail operating segments and Corporate / other.
The Direct segment Selling and administrative expenses were $437.2 million for Fiscal 2013 compared to $459.1 million for the prior year. The decrease of $21.9 million in Selling and administrative expense was primarily due to declines in personnel costs of $14.8 million, decreased marketing investments of $4.8 million and restructuring costs incurred in Fiscal 2012 of $2.5 million.
The Retail segment Selling and administrative expenses were $102.1 million for Fiscal 2013 compared to $111.6 million for the prior year. The decrease of $9.5 million in Selling and administrative expense was primarily due to the declines in personnel costs of $7.5 million, and third-party professional fees of $2.0 million.
Corporate / other Selling and administrative expenses were $21.0 million for Fiscal 2013 compared to $28.2 million for the prior year. The decrease of $7.2 million in selling and administrative expense was primarily due to declines in third-party professional fees of $4.6 million, and property tax recoveries and savings of $2.2 million.
Operating Income
We recorded operating income of $128.3 million in Fiscal 2013, compared to Operating income of $82.0 million in Fiscal 2012. The increase in Operating income of $46.3 million was primarily attributable to lower Selling and administrative costs and gross margin improvement of our fall and winter product offerings during the second half of Fiscal 2013.
Income Tax Expense
Our effective tax rate was 38.6% in Fiscal 2013 compared to 39.3% in Fiscal 2012. The decreased rate was primarily due to decreased effective state tax rates for our Direct segment.

Net Income
Net income increased 58% to $78.8 million, or $2.47 per diluted share, in Fiscal 2013 compared with $49.8 million, or $1.56 per diluted share, in Fiscal 2012. The increase in Net income was primarily attributable to a decrease in Selling and administrative expenses, and an increase in Gross margin.
Adjusted EBITDA
Adjusted EBITDA was $150.0 million for Fiscal 2013, compared to Adjusted EBITDA of $107.7 million for Fiscal 2012. The increase was primarily attributable to the increase in Operating income of $46.3 million.

Liquidity and Capital Resources
Our primary need for liquidity is to fund working capital requirements of our business, capital expenditures, debt service and for general corporate purposes. Our cash and cash equivalents and the ABL Facility serve as sources of liquidity for short-term working capital needs and general corporate purposes. We expect that our cash on hand and cash flows from operations, along with our ABL Facility will be adequate to meet our capital requirements and operational needs for the next 12 months. Cash generated from our net sales and profitability, and somewhat to a lesser extent our changes in working capital, are driven by the seasonality of our business, with a disproportionate amount of net sales and operating cash flows generally occurring in the fourth fiscal quarter of each year.
Prior to the Separation, our working capital needs were met primarily through funds generated from operations, with additional funding from Sears Holdings to meet short-term working capital needs, mainly for our seasonal inventory builds. Sears Holdings used a centralized approach to its United States domestic cash management and financing of its operations. The majority of our cash was transferred to Sears Holdings on a daily basis. Sears Holdings was also our only source of funding for our operating and investing activities prior to the Separation. The principal needs for which Sears Holdings funded Lands’ End were to cover corporate and other expenses and to fund our seasonal inventory builds.
Description of Material Indebtedness
Debt Arrangements
Lands’ End entered into an asset-based senior secured credit agreement, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders, which provides for maximum borrowings of $175.0 million under the ABL Facility for Lands’ End, subject to a borrowing base, with a $30.0 million sub facility for the UK Borrower. The ABL Facility has a sub-limit of $70.0 million for domestic letters of credit and a sub-limit of $15.0 million for letters of credit for the UK Borrower. The ABL Facility is available for working capital and other general corporate purposes, and was undrawn at the Separation and at January 30, 2015, other than for letters of credit. The Company had borrowing availability under the ABL Facility of $159.5 million as of January 30, 2015, net of outstanding letters of credit of $15.5 million.
Also on April 4, 2014, Lands’ End entered into a term loan credit agreement with Bank of America, N.A. and certain other lenders, with respect to the Term Loan Facility of $515.0 million, the proceeds of which were used to pay a dividend of $500.0 million to a subsidiary of Sears Holdings Corporation immediately prior to the Separation and to pay fees and expenses associated with the Facilities of approximately $11.4 million, with the remaining proceeds to be used for general corporate purposes.
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
Interest; Fees
The interest rates per annum applicable to the loans under the Facilities are based on a fluctuating rate of interest measured by reference to, at the borrowers’ election, either (i) LIBOR plus a borrowing margin, or (ii) an alternative base rate plus a borrowing margin. The borrowing margin is fixed for the Term Loan Facility at 3.25% in the case of LIBOR loans and 2.25% in the case of base rate loans. For the Term Loan Facility, LIBOR is subject to a 1% interest rate floor. The borrowing margin for the ABL Facility is subject to adjustment based on the average excess availability under the ABL Facility for the preceding fiscal quarter, and will range from 1.50% to 2.00% in the case of LIBOR borrowings and will range from 0.50% to 1.00% in the case of base rate borrowings.
Customary agency fees are payable pursuant to the terms of the Facilities. The ABL Facility fees also include (i) commitment fees, based on a percentage ranging from approximately 0.25% to 0.375% of the daily unused portions of the facility, and (ii) customary letter of credit fees.
Representations and Warranties; Covenants
Subject to specified exceptions, the Facilities contain various representations and warranties and restrictive covenants that, among other things, restrict the ability of Lands’ End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the ABL Facility falls below the greater of 10% of the loan cap amount or $15.0 million, Lands’ End will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Facilities do not otherwise contain financial maintenance covenants. The Company was in compliance with all financial covenants related to the Facilities as of January 30, 2015.
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
Cash Flows from Operating Activities
Operating activities generated net cash of $211.1 million, $114.9 million and $96.2 million in Fiscal 2014, Fiscal 2013, and Fiscal 2012, respectively. Our primary source of operating cash flows is the sale of merchandise goods and services to customers, while the primary use of cash in operations is the purchase of merchandise inventories.
In Fiscal 2014, net cash provided by operating activities increased $96.2 million compared to Fiscal 2013 primarily due to improved inventory management and the net effect of changes in the settlement methods with our former parent company and certain suppliers resulting from the Separation, and increased Operating income, partially offset by interest payments on debt. The net effect of changes in settlement methods with our former parent company and certain suppliers included approximately $28.8 million in Accounts payable less $3.5 million in Accounts receivable as of January 30, 2015. These items would have been included in equity as part of Net parent company investment prior to the Separation on April 4, 2014 from Sears Holdings.
In 2013, net cash provided by operating activities increased $18.7 million compared to 2012 primarily due to higher net income, increases in accounts payable due to timing and volume of payments, partially offset by an increase in accounts receivables and the impact of the change in deferred tax liabilities.
Cash Flows from Investing Activities
Net cash used in investing activities was $16.6 million, $9.9 million and $14.9 million for Fiscal 2014, Fiscal 2013, and Fiscal 2012, respectively. Cash used in investing activities for both periods was primarily used in investing in information technology infrastructure and property and equipment.
For Fiscal 2015, we plan to invest a total of approximately $35 million in capital expenditures for strategic investments and infrastructure, primarily in technology and general corporate needs.
Cash Flows from Financing Activities
Net cash provided in / (used in) financing activities was $8.2 million, $(110.9) million and $(68.8) million for Fiscal 2014, Fiscal 2013, and Fiscal 2012, respectively. Financing activities in Fiscal 2014 consisted of cash proceeds of $515.0 million from our Term Loan Facility and a $8.5 million contribution from Sears Holdings, offset by a $500.0 million dividend paid to a subsidiary of Sears Holdings Corporation prior to the Separation, $11.4 million of debt issuance costs related to the Facilities and $3.9 million of payments on the Term Loan Facility. Financing activities for Fiscal 2014 prior to the Separation, Fiscal 2013 and Fiscal 2012 consisted of intercompany activity with Sears Holdings. Contributions from / (distributions to) parent company, net is the net effect of our former parent’s intercompany settlement for transactions with the Lands' End business of Sears Holdings. Subsequent to the Separation, some of these activities are now included in cash flows from operating activities.
Contractual Obligations and Off-Balance-Sheet Arrangements
We have no material off-balance-sheet arrangements other than the guarantees and contractual obligations that are discussed below.
Information concerning our obligations and commitments to make future payments under contracts such as lease agreements, and under contingent commitments, as of January 30, 2015, is aggregated in the following table:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	2-3 Years	4-5 Years	After 5 years

Operating leases(1)	$118,449	$29,123	$53,896	$30,074	$5,356
Principal payments on long-term debt	511,138	5,150	10,300	10,300	485,388
Interest on long-term debt and ABL Facility fees	137,968	23,382	44,910	43,458	26,218
Purchase obligations(2)	202,750	202,750	—	—	—
Total contractual obligations	$970,305	$260,405	$109,106	$83,832	$516,962

(1)    Operating lease obligations consist primarily of future minimum lease commitments related to store operating leases (refer to Note 4—Leases, of our consolidated and combined financial statements).
.
(2)    Purchase obligations primarily represent open purchase orders to purchase inventory.

At January 30, 2015, Lands’ End had UTBs of $9.1 million, which are not reflected in the table above. We are unable to reasonably estimate the timing of liability payments arising from uncertain tax positions in individual years due to uncertainties in the timing of effective settlement of tax positions. Pursuant to the Tax Sharing

Agreement, Sears Holdings Corporation is generally responsible for all United States federal, state and local UTBs through the date of the Separation and, as such, the UTBs are recorded in Other liabilities in the Consolidated and Combined Balance Sheets, and an indemnification asset from Sears Holdings Corporation for the $8.8 million pre-Separation UTBs is recorded in Other assets in the Consolidated and Combined Balance Sheets.
Financial Instruments with Off-Balance-Sheet Risk
Lands’ End entered into the ABL Facility, which provides for maximum borrowings of $175.0 million for Lands’ End, subject to a borrowing base, with a $30.0 million sub facility for the UK Borrower. The ABL Facility has a sub-limit of $70.0 million for domestic letters of credit and a sub-limit of $15.0 million for letters of credit for the UK Borrower. The ABL Facility is available for working capital and other general corporate purposes, and was undrawn at the Separation and at January 30, 2015, other than for letters of credit. The Company had borrowing availability under the ABL Facility of $159.5 million as of January 30, 2015, net of outstanding letters of credit of $15.5 million.

In addition, Lands’ End has a $2.1 million foreign subsidiary credit facility that is supported by a Lands’ End, Inc. guarantee. This credit facility guarantees and allows for deferred payment of custom duties. This credit facility was not utilized during the fiscal years ended January 30, 2015 and January 31, 2014.

Application of Critical Accounting Policies and Estimates
Our consolidated and combined financial statements have been prepared in accordance with GAAP, which requires management to make estimates and judgments that affect amounts reported in the consolidated and combined financial statements and accompanying notes. While our estimates and assumptions are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from our estimates and assumptions. Our estimation processes contain uncertainties because they require management to make assumptions and apply judgment to make these estimates. Should actual results be different than our estimates, we could be exposed to gains or losses from differences that may be material.
For a summary of our significant accounting policies, please refer to “Note 2—Summary of Significant Accounting Policies” of our consolidated and combined financial statements. We believe the accounting policies discussed below represent the accounting policies we apply that are the most critical to understanding our consolidated and combined financial statements.
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
For financial reporting and tax purposes, the Company’s United States inventory, primarily merchandise held for sale, is stated at last-in, first-out (“LIFO”) cost, which is lower than market. The Company accounts for its non-United States inventory on the first-in, first-out (“FIFO”) method. The United States inventory accounted for using the LIFO method was 83% and 85% of total inventory as of January 30, 2015 and January 31, 2014, respectively.
We continually make assessments as to whether the carrying cost of inventory exceeds its market value, and, if so, by what dollar amount. Excess inventories may be disposed of through our Direct segment and Retail segment. Based on historical results experienced through various methods of disposition, we write down the carrying value of inventories that are not expected to be sold at or above cost. The excess and obsolete reserve balances were $18.2 million and $26.0 million as of January 30, 2015 and January 31, 2014, respectively. For the inventory marked down to net realizable value, a one percentage point increase in our adjustment rate at January 30, 2015 would have had an immaterial impact on our consolidated and combined financial statements.

Goodwill and Intangible Asset Impairment Assessments
Goodwill, trade name and other intangible assets are tested separately for impairment on an annual basis, or are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The majority of our goodwill and intangible assets relate to Kmart’s acquisition of Sears Roebuck in March 2005. The calculation for an impairment loss compares the carrying value of the asset to that asset’s estimated fair value, which may be based on estimated future discounted cash flows or quoted market prices. We recognize an impairment loss if the asset’s carrying value exceeds its estimated fair value.
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
During Fiscal 2014, Fiscal 2013 and Fiscal 2012, the fair value of the reporting unit exceeded the carrying value and, as such, we did not record any goodwill impairment charges.
The use of different assumptions, estimates or judgments in the first step of the goodwill impairment testing process, such as the estimated future cash flows of our reporting units, the discount rate used to discount such cash flows, and the market multiples of comparable companies, could significantly increase or decrease the estimated fair value of a reporting unit. At the 2014 annual impairment test date, the conclusion that no indication of goodwill impairment existed for the reporting unit would not have changed had the test been conducted assuming: (1) a 100 basis point increase in the discount rate used to discount the aggregate estimated cash flows of our reporting units to their net present value in determining their estimated fair values and/or (2) a 100 basis point decrease in the estimated sales growth rate and/or terminal period growth rate.
Based on our sensitivity analysis, we do not believe that the goodwill balance is at risk of impairment because the fair value is substantially in excess of the carrying value and not at risk of failing step one. However, goodwill impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment, retail industry or in the equity markets, deterioration in our performance or our future projections, or changes in our plans for the reporting unit.
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
During 2014, 2013 and 2012, the fair value of the indefinite-lived intangible asset exceeded its carrying values and, as such, we did not record any intangible asset impairment charges.
The use of different assumptions, estimates or judgments in our intangible asset impairment testing process, such as the estimated future cash flows of assets and the discount rate used to discount such cash flows, could significantly increase or decrease the estimated fair value of the asset, and therefore, impact the related impairment charge. At the 2014 annual impairment test date, the above-noted conclusion that no indication of intangible asset impairment existed at the test date would not have changed had the test been conducted assuming: (1) a 60 basis point increase in the discount rate used to discount the aggregate estimated cash flows of our assets to their net present value in determining their estimated fair values (without any change in the aggregate estimated cash flows of our intangibles), (2) a 100 basis point decrease in the terminal period growth rate without a change in the discount rate of each intangible, or (3) a 10 basis point decrease in the royalty rate applied to the forecasted net sales stream of our assets. The fair value of our indefinite-lived intangible asset exceeded its carrying value by 12% as of the date of our latest annual impairment test.
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
Revenue Recognition
While revenue recognition for the Company does not involve significant judgment, it represents an important accounting policy. We recognize revenue and the related cost of goods sold at the time the products are expected to be received by the customers. For sales transacted at stores, revenue is recognized when the customer receives and pays for the merchandise at the register. For sales where we ship the merchandise to the customer revenue is recognized at the time the customer receives the merchandise. We record an allowance for estimated returns based on our historical return patterns and various other assumptions that management believes to be reasonable.
We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our sales return allowance. However, if the actual rate of sales returns increases significantly, our operating results could be adversely affected. We have not made any material changes in the accounting methodology used to estimate future sales returns in the past three fiscal years.
Income taxes
We record a valuation allowance against our deferred tax assets when it is more likely than not that some portion or all of such deferred tax assets will not be realized. In determining the need for a valuation allowance, management is required to make assumptions and to apply judgment, including forecasting future income, taxable income, and the mix of income or losses in the jurisdictions in which we operate. Our effective tax rate in a given financial statement period may also be materially impacted by changes in the mix and level of income or losses, changes in the expected outcome of audits, or changes in the deferred tax valuation allowance.

At any point in time, many tax years are subject to or in the process of being audited by various taxing authorities. To the extent our estimates of settlements change or the final tax outcome of these matters is different from the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. Our income tax expense includes changes in our estimated liability for exposures associated with our various tax filing positions. Determining the income tax expense for these potential assessments requires management to make assumptions that are subject to factors such as proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations, and resolution of tax audits.
We believe the judgments and estimates discussed above are reasonable. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

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
The following factors, among others, could cause our actual results, performance, and achievements to differ from those described in the forward-looking statements: our ability to offer merchandise and services that customers want to purchase; changes in customer preference for our branded merchandise; customers’ use of our digital platform, including our e-commerce websites, and response to direct mail catalogs and digital marketing; the success of our overall marketing strategies, including our maintenance of a robust customer list; our dependence on information technology and a failure of information technology systems, including with respect to our e-commerce operations, or an inability to upgrade or adapt our systems; the success of our ERP implementation; fluctuations and increases in the costs of raw materials; impairment of our relationships with our vendors; our failure to maintain the security of customer, employee or company information; our failure to compete effectively in the apparel industry; the performance of our “store within a store” business model; if Sears Roebuck sells or disposes of its retail stores or if its retail business does not attract customers or does not adequately promote the Lands’ End Shops at Sears; legal, regulatory, economic and political risks associated with international trade and those markets in which we conduct business and source our merchandise; our failure to protect or preserve the image of our brands and our intellectual property rights; increases in postage, paper and printing costs; failure by third parties who provide us with services in connection with certain aspects of our business to perform their obligations; our failure to timely and effectively obtain shipments of products from our vendors and deliver merchandise to our customers; reliance on promotions and markdowns to encourage consumer purchases; our failure to efficiently manage inventory levels; unseasonal or severe weather conditions; the seasonal nature of our business; the adverse effect on our reputation if our independent vendors do not use ethical business practices or comply with applicable laws and regulations; assessments for additional state taxes; our exposure to periodic litigation and other regulatory proceedings, including with respect to product liability claims; incurrence of charges due to impairment of goodwill, other intangible assets and long-lived assets; our failure to retain our executive management team and to attract qualified new personnel; the impact on our business of adverse worldwide economic and market conditions, including economic factors that negatively impact consumer spending on discretionary items; the inability of our past performance generally, as reflected on our historical financial statements, to be indicative of our future performance; the impact of increased costs due to a decrease in our purchasing power following the Separation and other losses of benefits associated with being a subsidiary of Sears Holdings; the failure of Sears Holdings or its subsidiaries to perform under various transaction agreements that have been executed in connection with the Separation or our failure to have necessary systems and services in place when certain of the transaction agreements expire; our agreements related to the Separation and our continuing relationship with Sears Holdings were negotiated while we were a subsidiary of Sears Holdings and we may have received better terms from an unaffiliated third party; potential indemnification liabilities to Sears Holdings pursuant to the separation and distribution agreement; our inability to engage in certain corporate transactions after the Separation; the ability of our principal shareholders to exert substantial influence over us; adverse effects of the Separation on our business; potential liabilities under fraudulent conveyance and transfer laws and legal capital requirements; declines in our stock price due to the eligibility of a number of our shares of common stock for future sale; our inability to pay dividends; stockholders’ percentage ownership in Lands’ End may be diluted in the future; and increases in our expenses and administrative burden in relation to being a public company, in particular to maintain compliance with certain provisions of the Sarbanes-Oxley Act of 2002; and other factors.
The foregoing factors should not be understood as exhaustive and should be read in conjunction with the other cautionary statements, including the “Risk Factors,” that are included in this Annual Report filed on Form 10-K and in our other filings with the SEC and our other public announcements. While we believe that our forecasts and assumptions are reasonable, we caution that actual results may differ materially. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by our forward-looking statements. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report on Form 10-K, and we undertake no obligation to publicly update or review any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or circumstances or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in currency rates. We have not been materially impacted by fluctuations in foreign currency exchange rates as a significant portion of our business is transacted in United States dollars, and is expected to continue to be transacted in United States dollars or United States dollar-based currencies. As of January 30, 2015 we had $30.2 million of cash denominated in foreign currency, principally in British Pounds, Euros and Yen. We do not enter into financial instruments for trading purposes or hedging and have not used any derivative financial instruments. We do not consider our foreign earnings to be permanently reinvested.
We are subject to interest rate risk with our Term Loan Facility and our ABL Facility, as both require us to pay interest on outstanding borrowings at variable rates. Each one percentage point change in interest rates associated with the Term Loan Facility would result in a $0.9 million change in our annual cash interest expenses. Assuming our ABL Facility was fully drawn to a principal amount equal to $175.0 million, each one percentage point change in interest rates would result in a $1.8 million change in our annual cash interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm	51
Consolidated and Combined Statements of Comprehensive Operations for Fiscal Years Ended January 30, 2015, January 31, 2014 and February 1, 2013	53
Consolidated and Combined Balance Sheets at January 30, 2015 and January 31, 2014	54
Consolidated and Combined Statements of Cash Flows for Fiscal Years Ended January 30, 2015, January 31, 2014 and February 1, 2013	55
Consolidated and Combined Statements of Changes in Stockholders' Equity for Fiscal Years Ended January 30, 2015, January 31, 2014 and February 1, 2013	56
Notes to Consolidated and Combined Financial Statements	57

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lands’ End, Inc.:

We have audited the accompanying consolidated and combined balance sheets of Lands’ End, Inc. and subsidiaries (the "Company") as of January 30, 2015 and January 31, 2014, and the related consolidated and combined statements of comprehensive operations, cash flows, and stockholders’ equity for each of the three fiscal years in the period ended January 30, 2015. We also have audited the Company's internal control over financial reporting as of January 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Lands’ End, Inc. and subsidiaries as of January 30, 2015 and January, 31, 2014, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 30, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 and Note 10, the combined financial statements, constituting the periods prior to April 4, 2014, include the Lands’ End business of Sears Holdings Corporation and have been derived from the consolidated financial statements and accounting records of Sears Holdings Corporation. The combined financial statements also include expense allocations for certain corporate functions historically provided by Sears Holdings Corporation. These allocations may not be reflective of the actual expense which would have been incurred had the Company operated as a separate entity apart from Sears Holdings Corporation prior to April 4, 2014.

/s/ DELOITTE & TOUCHE LLP

Davenport, Iowa
April 17, 2015

LANDS’ END, INC.
Consolidated and Combined Statements of Comprehensive Operations
for Fiscal Years Ended January 30, 2015, January 31, 2014 and February 1, 2013

(in thousands except per share data)	2014	2013	2012
REVENUES
Merchandise sales and services, net	$1,555,353	$1,562,876	$1,585,927
COSTS AND EXPENSES
Cost of sales (excluding depreciation and amortization)	819,422	852,539	881,817
Selling and administrative	573,335	560,327	598,916
Depreciation and amortization	19,703	21,599	23,121
Other operating expense, net	3,250	70	70
Total costs and expenses	1,415,710	1,434,535	1,503,924
Operating income	139,643	128,341	82,003
Interest expense	20,494	—	—
Other income, net	1,408	50	67
Income before income taxes	120,557	128,391	82,070
Income tax expense	46,758	49,544	32,243
NET INCOME	$73,799	$78,847	$49,827
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(5,303)	1,166	(1,623)
COMPREHENSIVE INCOME	$68,496	$80,013	$48,204
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO STOCKHOLDERS (Note 2)
Basic:	$2.31	$2.47	$1.56
Diluted:	$2.31	$2.47	$1.56

Basic weighted average common shares outstanding	31,957	31,957	31,957
Diluted weighted average common shares outstanding	32,016	31,957	31,957

See accompanying Notes to Consolidated and Combined Financial Statements.

LANDS’ END, INC.
Consolidated and Combined Balance Sheets

(in thousands, except share data)	January 30, 2015	January 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$221,454	$22,411
Restricted cash	3,300	3,300
Accounts receivable, net	30,073	33,617
Inventories, net	301,367	369,928
Deferred tax assets	3,438	—
Prepaid expenses and other current assets	31,408	21,993
Total current assets	591,040	451,249
Property and equipment, net	101,223	101,096
Goodwill	110,000	110,000
Intangible assets, net	528,712	531,342
Other assets	22,462	588
TOTAL ASSETS	$1,353,437	$1,194,275
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$132,796	$115,387
Deferred tax liabilities	—	4,019
Other current liabilities	107,553	83,955
Total current liabilities	240,349	203,361
Long-term debt	505,988	—
Long-term deferred tax liabilities	184,483	195,534
Other liabilities	18,424	3,066
TOTAL LIABILITIES	949,244	401,961
Commitments and contingencies
STOCKHOLDERS' EQUITY
Common stock, par value $0.01- authorized: 480,000,000 shares; issued and outstanding: 31,956,521 as of January 30, 2015	320	—
Additional paid-in capital	342,294	—
Retained earnings	68,877	—
Net parent company investment	—	794,309
Accumulated other comprehensive loss	(7,298)	(1,995)
Total stockholders’ equity	404,193	792,314
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,353,437	$1,194,275

See accompanying Notes to Consolidated and Combined Financial Statements.

LANDS’ END, INC.
Consolidated and Combined Statements of Cash Flows
for Fiscal Years Ended January 30, 2015, January 31, 2014 and February 1, 2013

(in thousands)	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$73,799	$78,847	$49,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,703	21,599	23,121
Product recall	4,713	—	—
Amortization of debt issuance costs	1,563	—	—
Loss on disposal of property and equipment	239	70	70
Stock-based compensation	2,118	—	—
Deferred income taxes	17,545	(4,961)	3,066
Change in operating assets and liabilities:
Inventories	64,252	10,007	14,672
Accounts payable	19,207	9,145	1,443
Other operating assets	(9,342)	(3,946)	4,739
Other operating liabilities	17,324	4,158	(690)
Net cash provided by operating activities	211,121	114,919	96,248
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	—	14	15
Change in restricted cash	—	—	82
Purchases of property and equipment	(16,608)	(9,887)	(14,993)
Net cash used in investing activities	(16,608)	(9,873)	(14,896)
CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from / (distributions to) Sears Holdings, net	8,481	(110,936)	(68,799)
Proceeds from issuance of long-term debt	515,000	—	—
Payments on term loan facility	(3,862)	—	—
Debt issuance costs	(11,433)	—	—
Dividend paid to a subsidiary of Sears Holdings Corporation	(500,000)	—	—
Net cash provided by (used in) financing activities	8,186	(110,936)	(68,799)
Effects of exchange rate changes on cash	(3,656)	44	90
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	199,043	(5,846)	12,643
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	22,411	28,257	15,614
CASH AND CASH EQUIVALENTS, END OF YEAR	$221,454	$22,411	$28,257
SUPPLEMENTAL INFORMATION:
Supplemental Cash Flow Data:
Unpaid liability to acquire property and equipment	$4,157	$2,208	$1,534
Income taxes paid	$19,842	$4,059	$5,333
Interest paid	$18,726	$—	$—

See accompanying Notes to Consolidated and Combined Financial Statements.

LANDS’ END, INC.
Consolidated and Combined Statements of Changes in Stockholders’ Equity

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Net Parent Company Investment	Total Stockholders' Equity
(in thousands except share data)	Shares	Amount
Balance at January 27, 2012	—	$—	$—	$—	$(1,538)	$845,370	$843,832
Net Income	—	—	—	—	—	49,827	49,827
Cumulative translation adjustment, net of tax	—	—	—	—	(1,623)	—	(1,623)
Distribution to Sears Holdings, net	—	—	—	—	—	(68,799)	(68,799)
Balance at February 1, 2013	—	—	—	—	(3,161)	826,398	823,237
Net income	—	—	—	—	—	78,847	78,847
Cumulative translation adjustment, net of tax	—	—	—	—	1,166	—	1,166
Distributions to Sears Holdings, net	—	—	—	—	—	(110,936)	(110,936)
Balance at January 31, 2014	—	—	—	—	(1,995)	794,309	792,314
Net income	—	—	—	68,877	—	4,922	73,799
Cumulative translation adjustment, net of tax	—	—	—	—	(5,303)	—	(5,303)
Stock-based compensation expense	—	—	2,118	—	—	—	2,118
Contribution from Sears Holdings, net	—	—	—	—	—	8,481	8,481
Dividend paid to Sears Holdings	—	—	—	—	—	(500,000)	(500,000)
Separation related adjustments	—	—	—	—	—	32,784	32,784
Reclassification of net parent company investment to common stock and additional paid-in capital in conjunction with the Separation	31,956,521	320	340,176	—	—	(340,496)	—
Balance at January 30, 2015	31,956,521	$320	$342,294	$68,877	$(7,298)	$—	$404,193

See accompanying Notes to Consolidated and Combined Financial Statements.

LANDS’ END, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
NOTE 1. BACKGROUND AND BASIS OF PRESENTATION
Description of Business and Separation
Lands' End, Inc. (“Lands’ End” or the “Company”) is a leading multi-channel retailer of casual clothing, accessories and footwear, as well as home products. Lands' End offers products through catalogs, online at www.landsend.com and affiliated specialty and international websites, and through retail locations, primarily at Lands’ End Shops at Sears, stand-alone Lands’ End Inlet stores and international shop-in-shops that sell merchandise in various retail department stores.
Terms that are commonly used in the Company's notes to consolidated financial statements are defined as follows:
•Fiscal 2014 - The fifty-two weeks ended January 30, 2015
•Fiscal 2013 - The fifty-two weeks ended January 31, 2014
•Fiscal 2012 - The fifty-three weeks ended February 1, 2013
•Fiscal 2015 - The Company's next fiscal year representing the fifty-two weeks ending January 29, 2016
•Sears Holdings or Sears Holdings Corporation - Sears Holdings Corporation, a Delaware Corporation, and its consolidated subsidiaries (other than, for all periods following the Separation, Lands' End)
•Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders
•EPS - Earnings per share
•ESL - ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert
•ABL Facility - Asset-based senior secured credit agreements, dated as of April 4, 2014, with Bank of America, N.A and certain other lenders
•Term Loan Facility - Term loan credit Agreement, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders
•Facilities - Collectively, the ABL Facility and the Term Loan Facility
•UK Borrower - A United Kingdom subsidiary borrower of Lands’ End under the ABL Facility
•GAAP - Accounting principles generally accepted in the United States
•SEC - United States Securities and Exchange Commission
•FASB - Financial Accounting Standards Board
• FASB ASC - FASB Accounting Standards Codification, which serves as the source for authoritative GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative GAAP for SEC registrants
•ASU -FASB Accounting Standards Update
•Tax Sharing Agreement - A tax sharing agreement entered into by Sears Holdings Corporation and Lands' End in connection with the Separation
•UTBs - Gross unrecognized tax benefits
•Sears Roebuck - Sears, Roebuck and Co., a subsidiary of Sears Holdings Corporation
•SHMC - Sears Holdings Management Corporation, a subsidiary of Sears Holdings Corporation
•SHCP - SHC Promotions LLC, a subsidiary of Sears Holdings Corporation

•CAM - Common area maintenance for leased properties
•SYWR - Shop Your Way Rewards member loyalty program
On March 14, 2014, the board of directors of Sears Holdings approved the distribution of the issued and outstanding shares of Lands’ End common stock on the basis of 0.300795 shares of Lands’ End common stock for each share of Sears Holdings Corporation common stock held on March 24, 2014. Sears Holdings Corporation distributed 100 percent of the outstanding common stock of Lands’ End to its shareholders on April 4, 2014.
A Registration Statement on Form 10 relating to the Separation was filed by the Company with the SEC, and was subsequently amended by the Company and declared effective by the SEC on March 17, 2014. The Company’s common stock began “regular way” trading on the NASDAQ Stock Market after the distribution date under the symbol “LE”.
Prior to the completion of the Separation, Sears Holdings transferred all the remaining assets and liabilities of Lands’ End that were held by Sears Holdings to Lands’ End or its subsidiaries. Lands’ End also paid a dividend of $500.0 million to a subsidiary of Sears Holdings Corporation.
Basis of Presentation
The financial statements presented herein represent (i) periods prior to April 4, 2014 when Lands' End was a wholly owned subsidiary of Sears Holdings Corporation (referred to as “Combined Financial Statements”) and (ii) the period as of and subsequent to April 4, 2014 when Lands' End became a separate publicly-traded company (referred to as “Consolidated Financial Statements”).
The Consolidated Financial Statements include the accounts of Lands' End, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.
The accompanying Consolidated and Combined Financial Statements have been prepared in accordance with GAAP. In the opinion of management, all material adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. Dollar amounts are reported in thousands, except per share data, unless otherwise noted.
Our historical Combined Financial Statements have been prepared on a stand-alone basis and have been derived from the consolidated financial statements and accounting records of Sears Holdings. The Combined Financial Statements include Lands’ End, Inc. and subsidiaries and certain other items related to the Lands’ End business which were held by Sears Holdings prior to the Separation. These items were contributed by Sears Holdings to Lands’ End, Inc. prior to the Separation. These historical Combined Financial Statements reflect the Company's financial position, results of operations and cash flows in conformity with GAAP.
The Combined Balance Sheets include the allocation of certain assets and liabilities that have historically been held by Sears Holdings but which are specifically identifiable or allocable to Lands’ End. All intracompany transactions and accounts have been eliminated. Prior to the Separation, all intercompany transactions between Sears Holdings and Lands’ End were considered to be effectively settled in the Combined Financial Statements at the time the transactions were recorded. The total net effect of the settlement of these intercompany transactions is reflected in the Combined Statements of Cash Flows as a financing activity and in the Combined Balance Sheets as Net parent company investment.
Through April 4, 2014, Sears Holdings Corporation’s investment in Lands’ End is shown as Net parent company investment in the Combined Balance Sheet. Upon completion of the Separation, the Company had 31,956,521 shares of common stock outstanding at a par value of $0.01 per share. After Separation adjustments were recorded, the remaining Net parent company investment, which includes all earnings prior to Separation, was transferred to Additional paid-in capital.

As a business operation of Sears Holdings, Lands' End did not maintain its own tax and certain other corporate support functions prior to the Separation. Lands' End entered into agreements with Sears Holdings for the continuation of certain of these services, as well as to support the Lands' End Shops at Sears. These expenses had been allocated to Lands’ End based on direct usage or benefit where identifiable, with the remainder allocated on a pro rata basis based upon revenue, headcount, square footage or other measures. Lands’ End considers the expense allocation methodology and results to be reasonable for all periods presented. However, the costs and allocations charged to the Company by Sears Holdings do not necessarily reflect the costs of obtaining the services from unaffiliated third parties or of the Company providing the applicable services itself. The historical Combined Financial Statements contained herein may not be indicative of the Company’s financial position, operating results, and cash flows in the future, or what they would have been if it had been a stand-alone company during all periods presented. See Note 10 - Related Party Agreements and Transactions.
Prior to the Separation, Sears Holdings provided financing, cash management and other treasury services to Lands' End. Sears Holdings used a centralized approach to its United States domestic cash management and financing of its operations. The majority of the Company's cash was transferred to Sears Holdings on a daily basis. Sears Holdings was also the Company's only source of funding for its operating and investing activities. Upon Separation, cash and restricted cash held by Sears Holdings were not allocated to Lands’ End unless the cash or restricted cash was held by an entity that was transferred to Lands’ End. Sears Holdings’ third-party debt, and the related interest expense, was not allocated to Lands' End for any of the periods presented as it was not the legal obligor of the debt and the Sears Holdings' borrowings were not directly attributable to the Company's business.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Fiscal Year
The Company’s fiscal year end is on the Friday preceding the Saturday closest to January 31 each year. Fiscal Years 2014 and 2013 each consisted of 52 weeks while Fiscal Year 2012 consisted of 53 weeks. Unless the context otherwise requires. The following fiscal periods are presented in this report.

Fiscal Year	Ended	Weeks
2014	January 30, 2015	52
2013	January 31, 2014	52
2012	February 1, 2013	53
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reportable amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Cash and cash equivalents
The Company includes deposits in-transit from banks for payments related to third-party credit card and debit card transactions within cash.

Restricted cash
The Company classifies cash balances pledged as collateral for an employee benefit trust fund as Restricted cash on the Consolidated and Combined Balance Sheets.
Allowance for Doubtful Accounts
The Company provides an allowance for doubtful accounts based on both historical experience and specific identification. Allowances for doubtful accounts on accounts receivable balances were $0.7 million and $1.0 million as of January 30, 2015 and January 31, 2014, respectively. Accounts receivable balance is presented net of the Company’s allowance for doubtful accounts and is comprised of various customer-related accounts receivable.
Changes in the balance of the allowance for doubtful accounts are as follows for the following years:

(in thousands)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Beginning balance	$1,031	$1,316	$1,293
Provision	371	444	721
Write-offs	(714)	(729)	(698)
Ending balance	$688	$1,031	$1,316
Inventory
Inventories primarily consist of merchandise purchased for resale. For financial reporting and tax purposes, the Company’s United States inventory, primarily merchandise held for sale, is stated at last-in, first-out (“LIFO”) cost, which is lower than market. The Company accounts for its non-United States inventory on the first-in, first-out (“FIFO”) method. The United States inventory accounted for using the LIFO method was 83% and 85% of total inventory as of January 30, 2015 and January 31, 2014, respectively. If the FIFO method of accounting for inventory had been used, the effect on inventory would have been immaterial as of January 30, 2015 and January 31, 2014.
The Company maintains a reserve for excess and obsolete inventory. The reserve is calculated based on historical experience related to liquidation/disposal of identified inventory. The excess and obsolescence reserve balances were $18.2 million and $26.0 million January 30, 2015 and January 31, 2014, respectively.
Deferred Catalog Costs and Marketing
Costs incurred for direct response marketing consist primarily of catalog production and mailing costs that are generally amortized within two months from the date catalogs are mailed. Unamortized marketing costs reported as prepaid assets were $20.7 million and $15.6 million as of January 30, 2015 and January 31, 2014, respectively. The Company expenses the costs of marketing for website, magazines, newspaper, radio and other general media when the marketing takes place. Marketing expenses, including catalog costs amortization, website-related costs and other print media were $208.0 million, $198.6 million and $204.1 million for Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively. These costs are included within Selling and administrative expenses in the accompanying Consolidated and Combined Statements of Comprehensive Operations.
Property and Equipment
Property and equipment are recorded at cost, less accumulated depreciation. Additions and substantial improvements are capitalized and include expenditures that materially extend the useful lives of existing facilities and equipment. Maintenance and repairs that do not materially improve or extend the lives of the respective assets are expensed as incurred. As of the balance sheet dates, Property and equipment, net consisted of the following:

(in thousands)	Asset Lives	January 30, 2015	January 31, 2014
Land	—	3,529	3,563
Buildings and improvements	15-30	100,583	101,249
Furniture, fixtures and equipment	3-10	76,938	75,625
Computer hardware and software	3-5	73,062	65,810
Leasehold improvements	3-7	12,781	12,517
Gross property and equipment		266,893	258,764
Accumulated depreciation		(165,670)	(157,668)
Total property and equipment, net		101,223	101,096

Depreciation expense is recorded over the estimated useful lives of the respective assets using the straight-line method. Leasehold improvements are depreciated over the shorter of the associated lease term or the estimated useful life of the asset. Depreciation expense included within Depreciation and amortization expense reported in the accompanying Consolidated and Combined Statements of Comprehensive Operations was $17.1 million, $19.0 million and $20.5 million for Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.
Impairment of Long-Lived Assets and Finite-Lived Intangible Assets
Long-lived assets, including property and equipment and finite-lived intangible assets (customer lists) are subject to a review for impairment if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future undiscounted cash flows generated by an asset or asset group is less than its carrying amount, the Company then determines the fair value of the asset generally by using a discounted cash flow model. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value as determined based on quoted market prices or through the use of other valuation techniques. There were no impairments recognized in Fiscal 2014, Fiscal 2013 or Fiscal 2012.
Goodwill and Intangible Asset Impairment Assessments
Goodwill, trade name and other intangible assets are tested separately for impairment on an annual basis, or are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The majority of the Company's goodwill and intangible assets relate to Kmart Holding Corporation’s acquisition of Sears Roebuck in March 2005. The calculation for an impairment loss compares the carrying value of the asset to that asset’s estimated fair value, which may be based on estimated future discounted cash flows or quoted market prices. Lands' End recognizes an impairment loss if the asset’s carrying value exceeds its estimated fair value.
Frequently the Company's impairment loss calculations contain multiple uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting cash flows under different scenarios. Lands' End performs annual goodwill and indefinite-lived intangible asset impairment tests on the last day of the Company's November accounting period each year and updates the tests between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit or indefinite-lived intangible asset below its carrying amount. However, if actual results are not consistent with the Company's estimates and assumptions used in estimating future cash flows and asset fair values, the Company may be exposed to losses that could be material.
Goodwill impairment assessments. The Company's goodwill resides in the Direct reporting unit. The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. Lands' End estimates fair value using the best information available, using both a market approach, as well as a discounted cash flow model, commonly referred to as the income approach. The market approach determines a value of the reporting unit by deriving market multiples for the reporting unit based on assumptions potential market participants would use in establishing a bid price for the reporting unit. This approach therefore assumes strategic initiatives will result in improvements in operational performance in the event of purchase, and includes the application of a discount rate based on market participant assumptions with respect to capital structure and access to capital markets. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions appropriate to the Company's reporting unit. The projection uses management’s best estimates of economic and market conditions over the projected period, including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. The Company's final estimate of the fair value of the reporting unit is developed by weighting the fair values determined through both the market participant and income approaches, where comparable market participant information is available.
If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. Specifically, the Company allocates the fair value to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, the Company records an impairment charge for the difference.
During Fiscal 2014, Fiscal 2013 and Fiscal 2012, the fair value of the reporting unit exceeded the carrying value and, as such, the Company did not record any goodwill impairment charges.
Indefinite-lived intangible asset impairment assessments. Lands' End reviews the Company's indefinite-lived intangible asset, the Lands’ End trade name, for impairment by comparing the carrying amount of the asset to the sum of undiscounted cash flows expected to be generated by the asset. The Company considers the income approach when testing the intangible asset with indefinite life for impairment on an annual basis. Lands' End determined that the income approach, specifically the relief from royalty method, was most appropriate for analyzing the Company's indefinite-lived asset. This method is based on the assumption that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset class. The relief from royalty method involves two steps: (1) estimation of reasonable royalty rates for the assets and (2) the application of these royalty rates to a net sales stream and discounting the resulting cash flows to determine a value. The Company multiplied the selected royalty rate by the forecasted net sales stream to calculate the cost savings (relief from royalty payment) associated with the asset. The cash flows are then discounted to present value by the selected discount rate and compared to the carrying value of the asset.
During Fiscal 2014, Fiscal 2013 and Fiscal 2012, the fair value of the indefinite-lived intangible asset exceeded its carrying value and, as such, the Company did not record any intangible asset impairment charges.
Financial Instruments with Off-Balance-Sheet Risk
Lands' End entered into the ABL Facility, which provides for maximum borrowings of $175.0 million for Lands' End, subject to a borrowing base, with a $30.0 million sub facility for the UK Borrower. The ABL Facility has a sub-limit of $70.0 million for domestic letters of credit and a sub-limit of $15.0 million for letters of credit for the UK Borrower. The ABL Facility is available for working capital and other general corporate purposes, and was undrawn at the Separation and at January 30, 2015, other than for letters of credit. The Company had borrowing availability under the ABL Facility of $159.5 million as of January 30, 2015, net of outstanding letters of credit of $15.5 million.

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
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable. Total accounts receivable were $30.1 million and $33.6 million as of January 30, 2015 and January 31, 2014, respectively. Bad debt expense was $0.4 million and $0.5 million in Fiscal 2014 and Fiscal 2013, respectively. At January 30, 2015 accounts receivable included $5.7 million due from Sears Holdings.
Cash and cash equivalents, Accounts receivable, Accounts payable and Other current liabilities are reflected in the Consolidated and Combined Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments.
Long-term debt is reflected in the Consolidated and Combined Balance Sheets at amortized cost. The fair value of debt was determined utilizing level 2 valuation techniques based on the closing inactive market bid price on January 30, 2015. See Note 8—Fair Value of Financial Assets and Liabilities.
Foreign Currency Translations and Transactions
The Company translates the assets and liabilities of foreign subsidiaries from their respective functional currencies to United States dollars at the appropriate spot rates as of the balance sheet date. Revenue and expenses of operations are translated to United States dollars using weighted average exchange rates during the year. The foreign subsidiaries use the local currency as their functional currency. The effects of foreign currency translation adjustments are included as a component of Accumulated other comprehensive loss in the accompanying Consolidated and Combined Statements of Changes in Stockholders' Equity. The Company recognized net foreign exchange transaction losses of $4.7 million, $1.8 million and $3.7 million in Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively, in the accompanying Consolidated and Combined Statements of Comprehensive Operations.
Revenue Recognition
Revenues include sales of merchandise and delivery revenues related to merchandise sold. Revenue is recognized for the Direct segment when the merchandise is expected to be received by the customer and for the Retail segment at the time of sale in the store.
Revenues from merchandise sales and services are reported net of estimated returns and allowances and exclude sales taxes. Estimated returns and allowances are recorded as a reduction of sales and cost of sales. The reserve for sales returns and allowances is calculated based on historical experience and future expectations and is included in Other current liabilities on the Consolidated and Combined Balance Sheets.
Reserves for sales returns and allowances consisted of the following:

(in thousands)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Beginning balance	$13,805	$13,524	$14,607
Provision	187,000	211,505	231,817
Write-offs	(186,937)	(211,224)	(232,900)
Ending balance	$13,868	$13,805	$13,524
The Company sells gift certificates, gift cards and e-certificates (collectively, “gift cards”) to customers through both the Direct and Retail segments. The gift cards do not have expiration dates. Revenue from gift cards are recognized when (i) the gift card is redeemed by the customer for merchandise, or (ii) after 3 years when the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”) and the Company does not have a legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions. Revenue recognized from gift card breakage was $1.7 million, $1.7 million and $1.5 million in Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.
Cost of Sales
Cost of sales are comprised principally of the costs of merchandise, in-bound freight, duty, warehousing and distribution (including receiving, picking, packing, store delivery and value added costs), customer shipping and handling costs and physical inventory losses. Depreciation and amortization is not included in the Company's cost of sales.
The Company participates in Sears Holdings’ Shop Your Way Rewards member loyalty program. The expenses for this program are recorded in Cost of sales, as described in Note 10—Related Party Agreements and Transactions.
Selling and Administrative Expenses
Selling and administrative expenses are comprised principally of payroll and benefits costs for direct, retail and corporate employees, marketing, occupancy costs of retail stores and corporate facilities, buying, pre-opening costs and other administrative expenses. All stock-based compensation is recorded in Selling and administrative expenses. See Note 5—Stock-Based Compensation.
Prior to the Separation, expenses related to the Lands’ End Shops at Sears were allocated to the Company by Sears Holdings, as well as shared services, co-location and services costs. Subsequent to the Separation, these expenses were charged to the Company by Sears Holdings. Selling and administrative expenses included $62.3 million, $68.4 million and $75.4 million in Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively, of costs allocated or charged to the Company by Sears Holdings. See Note 10—Related Party Agreements and Transactions.
In September 2012, the Company recognized $2.5 million of restructuring expenses, primarily severance, related to an initiative to reduce the corporate cost structure. The liability on the Consolidated and Combined Balance Sheet as of January 31, 2014 was not material.
Other Operating Expense
Other operating expense in Fiscal 2014 consisted primarily of $3.0 million in costs associated with a recall of selected styles of children's sleepwear that did not meet the federal flammability standard. See Note 15—Subsequent Event.
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
For purposes of the Combined Financial Statements, the tax provision represents the tax attributable to these operations as if the Company were required to file a separate tax return. Sears Holdings paid all United States federal, state and local taxes attributable to the Lands’ End business prior to the Separation and the related taxes payable and tax payments are reflected directly in Net parent company investment in the Combined Balance Sheets. Prior to the Separation taxes paid by Lands' End only represent taxes for its wholly owned foreign subsidiaries. Following the Separation, Lands' End is responsible for all taxes due. Taxes paid by Lands' End were $19.8 million, $4.1 million and $5.3 million for Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.

Lands’ End and Sears Holdings Corporation entered into the Tax Sharing Agreement in connection with the Separation which governs Sears Holdings Corporation’s and Lands’ End’s respective rights, responsibilities and obligations after the Separation with respect to liabilities for United States federal, state, local and foreign taxes attributable to the Lands’ End business. In addition to the allocation of tax liabilities, the Tax Sharing Agreement addresses the preparation and filing of tax returns for such taxes and dispute resolution with taxing authorities regarding such taxes. Generally, Sears Holdings Corporation is liable for all pre-Separation United States federal, state and local income taxes. Lands’ End generally is liable for all other taxes attributable to its business, including all foreign income taxes.
Tax positions are recognized when they are more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is more likely than not to be realized upon settlement. The Company is subject to periodic audits by the United States Internal Revenue Service and other state and local taxing authorities. These audits may challenge certain of the Company’s tax positions such as the timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. The Company evaluates its tax positions and establishes liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes. These tax uncertainties are reviewed as facts and circumstances change and are adjusted accordingly. This requires significant management judgment in estimating final outcomes. Interest and penalties are classified as Income tax expense in the Consolidated and Combined Statements of Comprehensive Operations. See Note 3—Income Taxes.
Self-Insurance
The Company has a self-insured plan for health and welfare benefits and provides an accrual to cover the obligation. The accrual for the self-insured liability is based on claims filed and an estimate of claims incurred but not yet reported. The Company considers a number of factors, including historical claims information, when determining the amount of the accrual. Costs related to the administration of the plan and related claims are expensed as incurred. Total expenses were $14.1 million, $16.2 million and $15.8 million for Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.
The Company also has a self-insured plan for certain costs related to workers’ compensation. The Company obtains third-party insurance coverage to limit exposure to this self-insured risk.
Postretirement Benefit Plan
Effective January 1, 2006, the Company decided to indefinitely suspend eligibility to the postretirement medical plan for future company retirees. In addition, the Company elected to immediately recognize all existing net actuarial losses and prior service costs. All future actuarial gains or losses were recognized in the year they occurred and were not material in Fiscal 2014, Fiscal 2013 and Fiscal 2012. At the time of the Separation the $1.5 million liability related to postretirement benefits was transferred to Sears Holdings Corporation as it assumed administration and funding of the plan after the Separation. This transaction was accounted for as an adjustment to Net parent company investment and did not result in cash flows. The net liability of the plan was $1.5 million and is included in the Combined Balance Sheet as of January 31, 2014. See Note 7—Postretirement Benefits and Retirement Plan.

Other Comprehensive Income (Loss)
Other comprehensive income (loss) encompasses all changes in equity other than those arising from transactions with stockholders, and is comprised solely of foreign currency translation adjustments and net income.

(in thousands)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Beginning balance: Accumulated other comprehensive loss (net of tax of $1,211, $1,938 and $942, respectively)	$(1,995)	$(3,161)	$(1,538)
Other comprehensive income (loss)
Foreign currency translation adjustments (net of tax (expense) benefit of $2,720, $(727), and $996, respectively)	(5,303)	1,166	(1,623)
Ending balance: Accumulated other comprehensive loss (net of tax of $3,931, $1,211, and $1,938, respectively)	$(7,298)	$(1,995)	$(3,161)
Comprehensive income—no amounts were reclassified out of Accumulated other comprehensive loss during any of the periods presented.
Stock-Based Compensation
Stock-based compensation expense for restricted stock units is determined based on the grant date fair value. The fair value is determined based on the Company's stock price on the date of the grant. The Company recognizes stock-based compensation cost net of estimated forfeitures and revises the estimates in subsequent periods if actual forfeitures differ from the estimates. The Company estimates the forfeiture rate based on historical data as well as expected future behavior. Stock-based compensation is recorded in Selling and administrative expense in the Consolidated and Combined Statements of Comprehensive Operations over the period in which the employee is required to provide service in exchange for the restricted stock units.
Earnings per Share
The numerator for both basic and diluted EPS is net income attributable to Lands’ End. The denominator for basic EPS is based upon the number of weighted average shares of Lands’ End common stock outstanding during the reporting periods. The denominator for diluted EPS is based upon the number of weighted average shares of Lands’ End common stock and common stock equivalents outstanding during the reporting periods using the treasury stock method in accordance with the FASB ASC. For periods ended April 4, 2014 and prior, basic EPS is computed using the number of shares of Lands’ End common stock outstanding on April 4, 2014, the date on which the Lands’ End common stock was distributed to the stockholders of Sears Holdings Corporation. The same number of shares was used to calculate basic and diluted EPS for Fiscal 2013 and Fiscal 2012 as there were no dilutive securities during these periods.

The following table summarizes the components of basic and diluted EPS:

(in thousands, except per share amounts)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Net income	$73,799	$78,847	$49,827

Basic weighted average shares outstanding	31,957	31,957	31,957
Dilutive effect of stock awards	59	—	—
Diluted weighted average shares outstanding	32,016	31,957	31,957

Basic earnings per share	$2.31	$2.47	$1.56
Diluted earnings per share	$2.31	$2.47	$1.56
Anti-dilutive stock awards are comprised of awards which are anti-dilutive in the application of the treasury stock method. There were no anti-dilutive securities excluded from the diluted weighted average shares outstanding.
New Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This guidance will be effective for Lands' End in the first quarter of its fiscal year ending February 2, 2018. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company's Consolidated and Combined Financial Statements.
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
Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the required presentation of debt issuance costs from an asset on the balance sheet to a deduction from the related debt liability. This guidance will be effective for Lands' End in its fiscal year ending January 27, 2017. The adoption of this guidance is not expected to have a material impact on the Company's Consolidated and Combined Financial Statements.

NOTE 3. INCOME TAXES
The Company’s income before income taxes in the United States and in foreign jurisdictions is as follows:

(in thousands)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Income before income taxes:
United States	$114,772	$117,318	$65,131
Foreign	5,785	11,073	16,939
Total income before income taxes	$120,557	$128,391	$82,070

The components of the provision for income taxes are as follows:

(in thousands)	Fiscal 2014	Fiscal 2013	Fiscal 2012
United States	$44,503	$46,272	$27,645
Foreign	2,255	3,272	4,598
Total provision	$46,758	$49,544	$32,243

(in thousands)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Current:
Federal	$20,902	$46,355	$18,892
State	6,361	5,631	5,678
Foreign	1,950	2,519	4,607
Total current	29,213	54,505	29,177
Deferred:
Federal	14,579	(4,238)	3,725
State	2,661	(426)	(650)
Foreign	305	(297)	(9)
Total deferred	17,545	(4,961)	3,066
Total provision	$46,758	$49,544	$32,243
A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Tax at statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.9%	2.6%	4.0%
Other, net	0.9%	1.0%	0.3%
Total	38.8%	38.6%	39.3%

Deferred tax assets and liabilities consisted of the following:

(in thousands)	January 30, 2015	January 31, 2014
Deferred tax assets:
Deferred revenue	$7,894	$4,144
Credit carryforwards	5,964	—
Product recall and other reserves	5,253	—
Deferred compensation	4,823	—
Reserve for returns	4,695	4,376
Benefit plans	—	1,734
Inventory	4,822	5,631
Property and equipment	153	1,233
Insurance reserves	827	945
Other	10,469	8,323
Total deferred tax assets	44,900	26,386
Deferred tax liabilities:
Intangible assets	197,786	197,680
LIFO reserve	19,864	17,924
Unremitted foreign earnings	4,782	4,178
Catalog marketing	3,474	3,280
Other	39	2,877
Total deferred tax liabilities	225,945	225,939
Net deferred tax liability	181,045	199,553
Less current deferred tax (asset) liability	(3,438)	4,019
Long-term deferred tax liability	$184,483	$195,534
The Company has a deferred tax asset of approximately $6.0 million in foreign tax credits which are being carried forward and will expire in 2023.
A reconciliation of the beginning and ending amount of UTBs for the fiscal years is as follows:

	Federal, State and Foreign Tax
(in thousands)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Gross UTB balance at beginning of period	$8,718	$8,507	$8,209
Tax positions related to the current period—gross increases	364	252	298
Tax positions related to the prior periods—gross decreases	—	(41)	—
Settlements	—	—	—
Lapse of statutes of limitations	—	—	—
Gross UTB balance at end of period	$9,082	$8,718	$8,507
As of January 30, 2015, the Company had UTBs of $9.1 million. Of this amount, $5.9 million would, if recognized, impact its effective tax rate. The Company does not expect that UTBs will fluctuate in the next 12 months for tax audit settlements and the expiration of the statute of limitations for certain jurisdictions. Pursuant to the Tax Sharing Agreement, Sears Holdings Corporation is generally responsible for all United States federal, state and local UTBs through the date of the Separation and, as such, the UTBs are recorded in Other liabilities in the Consolidated and Combined Balance Sheets, and an indemnification asset from Sears Holdings Corporation for the $8.8 million pre-Separation UTBs is recorded in Other assets in the Consolidated and Combined Balance Sheets.

The Company classifies interest expense and penalties related to UTBs and interest income on tax overpayments as components of income tax expense. As of January 30, 2015, the total amount of interest expense and penalties recognized on the balance sheet was $5.5 million ($3.6 million net of federal benefit). As of January 31, 2014, the total amount of interest and penalties recognized on the balance sheet was $4.9 million ($3.2 million net of federal benefit). The total amount of net interest expense recognized in the Consolidated and Combined Statements of Comprehensive Operations was $0.4 million, $0.4 million and $0.8 million for Fiscal 2014, Fiscal 2013 and Fiscal 2012. Sears Holdings and Lands' End files income tax returns in both the United States and various foreign jurisdictions. The Internal Revenue Service has completed its examination of all federal income tax returns of Sears Holdings through the 2009 return, and all matters arising from such examinations have been resolved. Sears Holdings and the Company are under examination by various state income tax jurisdictions for the years 2002–2012.
Impacts of Separation
Prior to the Separation, the tax provision and related tax accounts represented the tax attributable to the Company as if the Company filed a separate tax return.  However, the computed obligations were settled through Sears Holdings Corporation. Accordingly, the taxes payable and related tax payments were reflected directly in Net parent company investment in the Consolidated and Combined Balance Sheets.
As a result of the Separation, the Company will be filing its own income tax returns and, as a result certain tax attributes previously included in Net parent company investment have been reclassified.  Specifically, subsequent to the Separation the Company reclassified (i) $30.4 million of deferred tax assets related primarily to foreign tax credits; and (ii) a $13.7 million reserve for uncertain tax positions (including penalties and interest) out of Net parent company investment and into Deferred tax liabilities and Other liabilities, respectively, in the Consolidated and Combined Balance Sheets.  In addition, pursuant to the tax sharing agreement, a $13.7 million receivable was recorded by the Company to reflect the indemnification by Sears Holdings Corporation of the pre-Separation uncertain tax positions (including penalties and interest) for which Sears Holdings is responsible.  This receivable has been included in Other assets in the Consolidated and Combined Balance Sheets.
NOTE 4. LEASES
The Company leases stores, office space and warehouses under various leasing arrangements. As of January 30, 2015, the Company leases store space in 236 Sears Holdings store locations (see Note 10—Related Party Agreements and Transactions) and 14 Lands’ End Inlet Stores. The total number of retail stores, 255, includes one Lands’ End Inlet Store that is owned by the Company and 5 international shop-in-shops which have no required minimum lease payments. All leases are accounted for as operating leases. Operating lease obligations are based upon contractual minimum rents. Certain leases include renewal options.
Total rental expense under operating leases was $32.0 million, $33.1 million and $34.5 million for Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.
Total future commitments under these operating leases (primarily leased Lands’ End Shops at Sears space at Sears Holdings locations as described in Note 10—Related Party Agreements and Transactions) as of January 30, 2015 are as follows for the years ending (in thousands):

2015	$29,123
2016	27,380
2017	26,516
2018	18,365
2019	11,709
Thereafter	5,356

NOTE 5. STOCK-BASED COMPENSATION
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
The following table summarizes the Company’s stock-based compensation expense, which is included in Selling and administrative expense in the Consolidated and Combined Statements of Comprehensive Income:

(in thousands)	Fiscal 2014
Performance Awards	$1,883
Deferred Awards	235
Total stock-based compensation expense	$2,118
Stock-based compensation costs for certain executives participating in stock-based compensation plans administered by Sears Holdings were included in Selling and administrative expenses and were not material for Fiscal 2013 and Fiscal 2012.
Awards Granted Year to Date January 30, 2015
The Company granted Deferred Awards and Performance Awards to various employees during Fiscal 2014. Generally, the Deferred Awards have a three year vesting period with 25% of the award vesting in both the first and second years and 50% vesting in the third year. In general, the Performance Awards granted to executives vest over a 3-year service period and have a performance measure at the end of the first year of service. If earned, 25% of the awards vest in the first and second years and 50% vests in the third year.
Changes in the Company’s Unvested Stock Awards Year to Date January 30, 2015
Deferred Awards

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Deferred Awards, beginning of period	—	$—
Granted	47	27.86
Forfeited	(3)	27.58
Unvested Deferred Awards, end of period	44	28.01
Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $1.0 million as of January 30, 2015, which will be recognized over a weighted average period of approximately 2.3 years.

Performance Awards

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested Performance Awards, beginning of period	—	$—
Granted	304	27.56
Forfeited	(107)	26.73
Unvested Performance Awards, end of period	197	28.01
Total unrecognized stock-based compensation expense related to unvested Performance Awards approximated $3.6 million as of January 30, 2015, which will be recognized over a weighted average period of approximately 2.3 years.
NOTE 6. DEBT
Debt Arrangements
In connection with the Separation, Lands’ End entered into an ABL Facility, which provides for maximum borrowings of $175.0 million for Lands’ End, subject to a borrowing base, with a $30.0 million sub facility for the UK Borrower. The ABL Facility has a sub-limit of $70.0 million for domestic letters of credit and a sub-limit of $15.0 million for letters of credit for the UK Borrower. The ABL Facility is available for working capital and other general corporate purposes, and was undrawn at the Separation and at January 30, 2015, other than for letters of credit. The Company had borrowing availability under the ABL Facility of $159.5 million as of January 30, 2015, net of outstanding letters of credit of $15.5 million.
Also on April 4, 2014, Lands’ End entered into a Term Loan Facility of $515.0 million, the proceeds of which were used to pay a dividend of $500.0 million to a subsidiary of Sears Holdings Corporation immediately prior to the Separation and to pay fees and expenses associated with the Facilities of approximately $11.4 million, with the remaining proceeds used for general corporate purposes. The fees were capitalized as debt issuance costs, and are included in Other assets on the Consolidated and Combined Balance Sheets and are being amortized as an adjustment to Interest expense over the remaining life of the Facilities.
Maturity; Amortization and Prepayments
The ABL Facility will mature on April 4, 2019. The Term Loan Facility will mature on April 4, 2021, will amortize at a rate equal to 1% per annum, and is subject to mandatory prepayment in an amount equal to a percentage of the borrower’s excess cash flows in each fiscal year, ranging from 0% to 50% depending on Lands’ End’s secured leverage ratio, and the proceeds from certain asset sales and casualty events. The Company’s aggregate scheduled maturities of the Term Loan Facility as of January 30, 2015 are as follows:

(in thousands)
Less than 1 year	$5,150
1 - 2 years	5,150
2 - 3 years	5,150
3 - 4 years	5,150
4 - 5 years	5,150
Thereafter	485,388
$511,138
The current portion of the Term Loan Facility is included in Other current liabilities on the Consolidated Balance Sheet.

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
Interest; Fees
The interest rate on the Term Loan Facility was 4.25% at January 30, 2015. The interest rates per annum applicable to the loans under the Facilities are based on a fluctuating rate of interest measured by reference to, at the borrowers’ election, either (i) an adjusted London inter-bank offered rate (“LIBOR”) plus a borrowing margin, or (ii) an alternative base rate plus a borrowing margin. The borrowing margin is fixed for the Term Loan Facility at 3.25% in the case of LIBOR loans and 2.25% in the case of base rate loans. For the Term Loan Facility, LIBOR is subject to a 1% interest rate floor. The borrowing margin for the ABL Facility is subject to adjustment based on the average excess availability under the ABL Facility for the preceding fiscal quarter, and will range from 1.50% to 2.00% in the case of LIBOR borrowings and will range from 0.50% to 1.00% in the case of base rate borrowings.
Customary agency fees are payable in respect of both Facilities. The ABL Facility fees also include (i) commitment fees, based on a percentage ranging from approximately 0.25% to 0.375% of the daily unused portions of the ABL Facility, and (ii) customary letter of credit fees.
Representations and Warranties; Covenants
Subject to specified exceptions, the Facilities contain various representations and warranties and restrictive covenants that, among other things, restrict the ability of Lands’ End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the ABL Facility falls below the greater of 10% of the loan cap amount or $15.0 million, Lands’ End will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Facilities do not otherwise contain financial maintenance covenants. The Company was in compliance with all financial covenants related to the Facilities as of January 30, 2015.
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
NOTE 7. POSTRETIREMENT BENEFITS AND RETIREMENT PLAN
The Company had a plan to provide group medical benefits for eligible retired employees. The costs of these insurance benefits were previously recognized as the eligible employees render service. Effective January 1, 2006, the Company decided to indefinitely suspend eligibility to the postretirement medical plan for future company retirees. At the time of the Separation the $1.5 million liability related to postretirement benefits was transferred to Sears Holdings Corporation as it assumed administration and funding of the plan after the Separation. This transaction was accounted for as an adjustment to Net parent company investment and did not result in cash flows.

The following table presents the change in the benefit obligation:

(in thousands)	Fiscal 2014	Fiscal 2013
Change in benefit obligation:
Benefit obligation at beginning of year	$1,541	$1,678
Transfer to Sears Holdings	(1,526)	—
Interest cost	12	58
Plan participants’ contributions	—	18
Actuarial gain	(27)	(103)
Benefits paid	—	(110)
Benefit obligation at end of year, net amount recognized	$—	$1,541
Change in plan assets at fair value:
Employer contributions	$—	$92
Plan participants’ contributions	—	18
Benefits paid	—	(110)
Plan assets at end of year	$—	$—
The components of net periodic benefit (income) cost are as follows:

(in thousands)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Interest cost	$12	$58	$70
Recognized net actuarial (gain) loss	(27)	(103)	29
Total postretirement benefit (income) cost	$(15)	$(45)	$99

Weighted-average assumption at end of year:
Discount rate	N/A	4.0%	4.2%
For measurement purposes, an 8.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2014 and beyond, moving to an ultimate downward trend rate of 5.0% for 2020 and remaining at that level thereafter. An increase or decrease of one percentage point in the assumed health care trend rate would not have a material effect on the Combined Financial Statements.
The Company also has a 401(k) retirement plan, which covers most regular employees and allows them to make contributions. The Company also provides a matching contribution on a portion of the employee contributions. Total expense provided under this plan was $3.4 million, $3.3 million and $3.6 million for Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.
NOTE 8. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
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

Restricted cash is reflected on the Consolidated and Combined Balance Sheets at fair value. The fair value of Restricted cash as of January 30, 2015 and January 31, 2014 was $3.3 million, based on Level 1 inputs. Restricted cash amounts are valued based upon statements received from financial institutions.
Cash and cash equivalents, Accounts receivable, Accounts payable and Other current liabilities are reflected on the Consolidated and Combined Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments.
Carrying values and fair values of other financial instruments in the Consolidated and Combined Balance Sheets are as follows:

	January 30, 2015
(in thousands)	Carrying Amount	Fair Value
Long-term debt, including short-term portion	$511,138	$491,331
Long-term debt was valued utilizing level 2 valuation techniques based on the closing inactive market bid price on January 30, 2015. There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis as of January 30, 2015 and January 31, 2014.

NOTE 9. GOODWILL AND INTANGIBLE ASSETS
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase accounting method. The net carrying amounts of goodwill, trade name and customer lists are included within the Company's Direct segment. There were no impairments of goodwill or intangible assets during any periods presented or since the goodwill and intangible assets were first recognized.
The following summarizes goodwill and intangible assets:

		January 30, 2015		January 31, 2014
(in thousands)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Customer lists	10	$26,300	$25,888	$26,300	$23,258
Indefinite-lived intangible assets:
Trade names		528,300	—	528,300	—
Gross intangible assets		$554,600	$25,888	$554,600	$23,258
Total intangible assets, net		$528,712		$531,342
Goodwill		$110,000		$110,000

Annual Amortization Expense (in thousands)
Fiscal 2014	$2,630
Fiscal 2013	2,630
Fiscal 2012	2,630

Estimated Future Amortization Expense (in thousands)
Fiscal 2015	$412

NOTE 10. RELATED PARTY AGREEMENTS AND TRANSACTIONS
According to statements on form Schedule 13D filed with the SEC by ESL, ESL beneficially owned significant portions of both the Company's and Sears Holdings Corporation's outstanding shares of common stock. Therefore Sears Holdings Corporation, the Company's former parent company, is considered a related party both prior to and subsequent to the Separation.
Prior to the Separation, Sears Holdings Corporation (including certain of its non-Lands’ End subsidiaries) and the Company entered into various agreements to, among other things: (i) support the Lands’ End Shops at Sears; (ii) provide various general corporate services; (iii) support the Company's participation in the Shop Your Way Rewards program; and (iv) allow for the use of intellectual property or services. The amounts charged to the Company by Sears Holdings do not necessarily reflect the costs of obtaining the services from unaffiliated third parties or of the Company providing the applicable services itself. Management believes that such costs are reasonable; however, the Combined Financial Statements contained herein may not be indicative of the Company’s financial position, operating results, and cash flows in the future, or what they would have been if it had been a stand-alone company during all periods presented. Unless indicated otherwise, the fees and expense charged are included in Selling and administrative expense in the Combined Statements of Comprehensive Operations.
In connection with the Separation, the Company entered into various agreements with Sears Holdings which, among other things, (i) govern specified aspects of the Company's relationship following the Separation, especially with regards to the Lands’ End Shops at Sears, and (ii) establish terms pursuant to which subsidiaries of Sears Holdings Corporation are providing services to us, including the International Buying Office under the Buying Agency Agreement.
References to and descriptions of the agreements below represent the agreements entered into in connection with the Separation.
The components of the transactions between the Company and Sears Holdings, which exclude pass-through payments to third parties, are as follows:
Lands’ End Shops at Sears
Related party costs charged by Sears Holdings to the Company related to Lands’ End Shops at Sears are as follows:

(in thousands)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Rent, CAM and occupancy costs	$26,605	$28,021	$29,232
Retail services, store labor	31,087	34,495	39,399
Supply chain costs	1,044	2,037	2,569
Financial services and payment processing	3,034	3,353	3,261
Total expenses	$61,770	$67,906	$74,461
Number of Lands’ End Shops at Sears at period end (1)	236	274	276
(1)    During Fiscal 2014 and Fiscal 2013, 38 and two Lands’ End Shops at Sears were closed, respectively.
Rent, CAM and Occupancy Costs
The Company rents space in store locations owned or leased by Sears Roebuck. The agreements include a cost per square foot for rent, CAM and occupancy costs. The lease terms for the individual store locations generally terminate effective January 31, 2018, 2019, or 2020.

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
General Corporate Services
Related party costs charged by Sears Holdings to the Company for general corporate services are as follows:

(in thousands)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Sourcing	$8,986	$9,805	$10,118
Shop Your Way Rewards	4,202	8,788	4,586
Shared services	559	442	819
Co-location and services	15	26	118
Total expenses	$13,762	$19,061	$15,641
Sourcing
The Company contracts with Sears Holdings Global Sourcing, Ltd., a subsidiary of Sears Holdings Corporation, to provide agreed upon buying agency services in foreign territories from where the Company purchases merchandise. These services, primarily based upon quantities purchased, include quality-control functions, regulatory compliance, product claims management and new vendor selection and setup assistance. These amounts are included in Cost of sales in the Consolidated and Combined Statements of Comprehensive Operations.
Shop Your Way Rewards
The Company contracts with SHMC to participate in Sears Holdings’ SYWR member loyalty program. Customers earn points issued by SHMC on purchases which may be redeemed to pay for future purchases. The Company pays SHMC an agreed-upon fee for points issued in connection with purchases from the Company. Depending on the ratio of points redeemed in Lands’ End formats to points issued in Lands’ End formats in the previous 12 months, the Company generally either pays additional fees or is reimbursed fees by SHMC. For Fiscal 2014, the Company recorded an expense for additional fees payable to SHMC based on the preceding formula. All SYWR member loyalty program expenses are recorded in Cost of sales in the Consolidated and Combined Statements of Comprehensive Operations.
In Fiscal 2013 and Fiscal 2012, under the prior arrangements that governed the Company’s participation in the SYWR member loyalty program, as customers redeemed points on purchases, Sears Holdings reimbursed the Company through a redemption credit. The redemption credit was $10.8 million and $7.9 million for Fiscal 2013 and Fiscal 2012, respectively, and was included in Merchandise sales and services, net in the Combined Statements of Comprehensive Operations. There was no redemption credit recognized in Fiscal 2014.
Shared Services
The Company contracts with SHMC to provide certain shared corporate services. These shared services include tax services and compliance.

Co-Location and Services
The Company had contracted with SHMC to host and support certain redundant information technology hardware, software and operations at the Sears Data Center in Troy, Michigan for disaster mitigation and recovery efforts. In July 2014, the Company exited the Sears Data Center and completed the installation of the disaster mitigation and recovery systems at its Dodgeville location. The related contract with SHMC terminated on August 25, 2014.
Use of Intellectual Property or Services
Related party revenue and costs charged by the Company to and from Sears Holdings for the use of intellectual property or services is as follows:

(in thousands)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Call center services	$2,346	$1,505	$1,539
Lands' End business outfitters revenue	1,995	1,808	130
Credit card revenue	1,519	1,276	1,329
Gift card revenue	239	1,515	1,213
Royalty income	79	92	97
Total	$6,178	$6,196	$4,308
Call Center Services
The Company has entered into a contract with SHMC to provide call center services in support of Sears Holdings’ SYWR member loyalty program. This income is net of agreed upon costs directly attributable for the Company providing these services. The income is included in Merchandise sales and services, net and costs are included in Selling and administrative expenses in the Consolidated and Combined Statements of Comprehensive Operations. Total call center service income included in Merchandise sales and services, net was $8,126, $7,246 and $6,227 in Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.
Lands' End Business Outfitters Revenue
The Company sells store uniforms and other company apparel to Sears Holdings from time to time. Revenue related to these sales is included in Merchandise sales and services, net in the Consolidated and Combined Statements of Comprehensive Operations.
Credit Card Revenue
The Company has entered into a contract with SHMC to provide credit cards for customer sales transactions. The Company earns revenue based on the dollar volume of merchandise sales and receives a fee based on the generation of new credit card accounts. This income is included in Merchandise sales and services, net in the Consolidated and Combined Statements of Comprehensive Operations.
Gift Card Revenue
The Company has entered into a contract with SHCP to provide gift cards for use by the Company. The Company offers gift cards for sale on behalf of SHCP and redeems such items on the Company’s internet websites, retail stores and other retail outlets for merchandise. The Company receives a commission fee on the face value for each gift card it sells, and a payment from Sears Holdings for certain Lands' End-branded gift cards that are redeemed by Sears Holdings for non-Lands' End merchandise. The Company pays a transaction/redemption fee to SHCP for each gift card the Company redeems. The income net of associated expenses is included in Merchandise sales and services, net in the Consolidated and Combined Statements of Comprehensive Operations.

Royalty Income
The Company entered into a licensing agreement with SHMC whereby royalties are paid in consideration for sharing or use of intellectual property. Royalties received under this agreement are included in Merchandise sales and services, net in the Consolidated and Combined Statements of Comprehensive Operations.
Additional Balance Sheet Information
At January 30, 2015 and January 31, 2014, the Company included $5.7 million and $0 million in Accounts Receivable, net, respectively, and $9.1 million and $0 million in Accounts payable, respectively, in the Consolidated and Combined Balance Sheets to reflect amounts due from and owed to Sears Holdings. At January 30, 2015, a $14.3 million receivable was recorded by the Company in Other assets in the Consolidated and Combined Balance Sheets to reflect the indemnification by Sears Holdings Corporation of the pre-Separation uncertain tax positions (including penalties and interest) for which Sears Holdings Corporation is responsible.  There was no such receivable recorded in Other assets at January 31, 2014.
NOTE 11. SEGMENT REPORTING
The Company is a leading multi-channel retailer of casual clothing, accessories and footwear, as well as home products, and has two reportable segments: Direct and Retail. Both segments sell similar products and provide services. Product sales are divided by product categories: Apparel and Non-apparel. The Non-apparel sales include accessories, footwear, and home goods. Services and other revenue includes embroidery, monogramming, gift wrapping, shipping and other services. Merchandise sales and services, net are aggregated by product category in the following table:

(in thousands)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Merchandise sales and services, net:
Apparel	$1,248,847	$1,245,670	$1,269,685
Non-apparel	220,385	226,302	224,057
Services and other	86,121	90,904	92,185
Total merchandise sales and services, net	$1,555,353	$1,562,876	$1,585,927
The Company identifies reportable segments according to how business activities are managed and evaluated. Each of the Company’s operating segments are reportable segments and are strategic business units that offer similar products and services but are sold either directly from its warehouses (Direct) or through its retail stores (Retail). Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is the primary measure used to make decisions on allocating resources and assessing performance of each operating segment. Adjusted EBITDA is computed as Income before taxes appearing on the Consolidated and Combined Statements of Comprehensive Operations net of interest expense, depreciation and amortization and other significant items that while periodically affecting the Company's results, may vary significantly from period to period and may have a disproportionate effect in a given period, which may affect comparability of results. Reportable segment assets are those directly used in or clearly allocable to an operating segment’s operations. Depreciation, amortization, and property and equipment expenditures are recognized in each respective segment. There were no material transactions between reporting segments for the years ended January 30, 2015, January 31, 2014 and February 1, 2013.

•
The Direct segment sells products through the Company’s e-commerce websites and direct mail catalogs. Operating costs consist primarily of direct marketing costs (catalog and e-commerce marketing costs); order processing and shipping costs; direct labor and benefits costs and facility costs. Assets primarily include goodwill and trade name intangible assets, inventory, accounts receivable, prepaid expenses (deferred catalog costs), technology infrastructure, and property and equipment.

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
Corporate overhead and other expenses include unallocated shared-service costs, which primarily consist of employee services and financial services, legal and corporate expenses. These expenses include labor and benefits costs, corporate headquarters occupancy costs and other administrative expenses. Assets include corporate headquarters and facilities, corporate cash and cash equivalents and deferred income taxes.
Financial information by segment is presented as follows:

(in thousands)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Merchandise sales and services, net:
Direct	$1,320,642	$1,303,862	$1,304,009
Retail	234,632	258,922	281,821
Corporate/ other	79	92	97
Total merchandise sales and services, net	$1,555,353	$1,562,876	$1,585,927

(in thousands)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Adjusted EBITDA:
Direct	$192,763	$166,313	$141,390
Retail	7,161	4,665	(5,650)
Corporate/ other	(35,626)	(20,968)	(28,067)
Total adjusted EBITDA	$164,298	$150,010	$107,673

(in thousands)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Depreciation and amortization:
Direct	$15,640	$16,691	$17,173
Retail	2,618	3,547	4,606
Corporate/ other	1,445	1,361	1,342
Total depreciation and amortization	$19,703	$21,599	$23,121

(in thousands)	January 30, 2015	January 31, 2014
Total assets:
Direct	$1,023,364	$1,074,018
Retail	67,765	75,755
Corporate/ other	262,308	44,502
Total assets	$1,353,437	$1,194,275

(in thousands)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Capital expenditures:
Direct	$15,160	$9,057	$14,657
Retail	1,004	260	84
Corporate/ other	444	570	252
Total capital expenditures	$16,608	$9,887	$14,993
The geographical allocation of Merchandise sales and services, net is based upon country of order fulfillment. Other foreign amounts represent orders fulfilled from the United States and shipped to customers in another country. The following presents summarized geographical information:

(in thousands)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Merchandise sales and services, net:
United States	$1,309,252	$1,289,359	$1,282,803
Europe	159,796	181,129	199,548
Asia	56,014	54,948	59,731
Other foreign	30,291	37,440	43,845
Total merchandise sales and services, net	$1,555,353	$1,562,876	$1,585,927

(in thousands)	January 30, 2015	January 31, 2014
Property and equipment, net:
United States	$88,300	$86,085
Europe	12,380	14,320
Asia	543	691
Total property and equipment, net	$101,223	$101,096
Other than the United States, no one country is greater than 10% of total merchandise sales and services, net or of total property and equipment, net except the United Kingdom, which had total property and equipment, net of $11,826 as of January 30, 2015 and $13,586 as of January 31, 2014 .

NOTE 12. COMMITMENTS AND CONTINGENCIES
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
Beginning in 2005, the Company initiated the first of several claims in Iowa County Circuit Court against the City of Dodgeville (the "City") to recover overpaid taxes resulting from the city’s excessive property tax assessment of the Company’s headquarters campus. As of April 7, 2015, the City has refunded, as the result of various court decisions, over $4.0 million in excessive taxes and interest to the Company in the following amounts: (1) approximately $1.6 million arising from the 2005 and 2006 tax years that was recognized in Fiscal 2009; (2) approximately $1.6 million arising from the 2007, 2009 and 2010 tax years, recognized in Fiscal 2013 within Selling and administrative costs in the Consolidated and Combined Statement of Operations; (3) approximately $0.7 million arising from the 2008 tax year, recognized in Fiscal 2014; and (4) an additional $0.2 million also arising from the

2008 tax year, recognized in Fiscal 2014. The claims arising from 2005 and 2006 tax years are closed. The company claims pending before the circuit court arising from tax years 2007 through 2013 remain unresolved, as is the Company's administrative claim for the 2014 tax year which will soon be filed with the circuit court. The Company believes that the potential additional aggregate recovery from the City of Dodgeville arising from the 2007 to 2014 tax years will range from $2.8 million to $4.0 million, none of which has been recorded in the Consolidated and Combined Financial Statements.
NOTE 13. OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following:

(in thousands)	January 30, 2015	January 31, 2014
Deferred gift card revenue	$23,025	$28,819
Accrued employee compensation and benefits	18,778	11,811
Reserve for sales returns and allowances	13,868	13,805
Deferred revenue	11,228	15,966
Income taxes payable	9,559	—
Accrued property, sales and other taxes	8,194	6,262
Short-term portion of long-term debt	5,150	—
Product recall	4,406	—
Other	13,345	7,292
Total other current liabilities	$107,553	$83,955

NOTE 14. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal 2014
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(in thousands except share data)	$’s	% Net Sales	$’s	% Net Sales	$’s	% Net Sales	$’s	% Net Sales
Merchandise sales and services, net	$330,483	100.0%	$347,222	100.0%	$373,082	100.0%	$504,566	100.0%
Gross margin	162,022	49.0%	168,406	48.5%	183,295	49.1%	222,208	44.0%
Operating income	18,794	5.7%	25,298	7.3%	35,098	9.4%	60,453	12.0%
Net income	$10,868	3.3%	$11,845	3.4%	$17,991	4.8%	$33,095	6.6%
Basic earnings per common share	$0.34		$0.37		$0.56		$1.04
Diluted earnings per common share	$0.34		$0.37		$0.56		$1.03

	Fiscal 2013
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(in thousands except share data)	$’s	Net Sales	$’s	Net Sales	$’s	Net Sales	$’s	Net Sales
Merchandise sales and services, net	$319,035	100.0%	$329,561	100.0%	$383,852	100.0%	$530,428	100.0%
Gross margin	154,588	48.5%	149,674	45.4%	174,450	45.4%	231,625	43.7%
Operating income	11,960	3.7%	18,386	5.6%	23,271	6.1%	74,724	14.1%
Net income	$7,336	2.3%	$11,289	3.4%	$14,279	3.7%	$45,943	8.7%
Basic and diluted earnings per common share(1)(2)	$0.23		$0.35		$0.45		$1.44

(1)
For periods ended April 4, 2014 and prior, basic earnings per share are computed using 31,956,521, the number of shares of Lands’ End common stock outstanding on April 4, 2014, the date on which the Lands’ End common stock was distributed to the stockholders of Sears Holdings Corporation. The same number of shares was used to calculate basic and diluted earnings per share for Fiscal 2013 as there were no dilutive securities during these periods.

(2)	The sum of the quarterly earnings per share—basic and diluted amounts may not equal the fiscal year amount due to rounding.

NOTE 15. SUBSEQUENT EVENT
On March 24, 2015 Lands' End announced a recall of selected styles of children's sleepwear that did not meet the federal flammability standard. All potentially affected styles were sold exclusively through our children’s catalogs, www.landsend.com in the United States and various websites in Europe from January 2014 through February 2015. The impacts of the sleepwear recall recorded in Fiscal 2014 are as follows:

(in thousands)	increase/(decrease)
Merchandise sales and services, net	(3,427)
Cost of sales	(1,725)
Other operating expense	3,011
Operating income	(4,713)
Income tax expense	(1,869)
Net income	(2,844)
There will be additional costs related to this recall in Fiscal 2015, but we do not believe that theses costs will be material.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors as appropriate to allow timely decisions regarding required disclosure.
Based on their evaluation for the period covered by this Form 10-K, Lands' End's President and Chief Executive Officer and Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer have concluded that, as of January 30, 2015, the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation our management concluded that our internal control over financial reporting was effective as of January 30, 2015. Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting

On April 4, 2014, Lands’ End, Inc. completed its Separation from Sears Holdings Corporation and became a separate publicly-traded company.  During the fourth quarter, we made certain enhancements to our internal control over financial reporting as part of our compliance with the internal control requirements of the Sarbanes-Oxley Act of 2002.  Except for these enhancements, there were no changes in our internal control over financial reporting that occurred during the Company's fourth fiscal quarter ended January 30, 2015  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 10 with respect to directors, the audit committee, audit committee financial experts and Section 16(a) beneficial ownership reporting compliance is included under the headings “Item 1. Election of Directors - Committees of the Board of Directors,” “Corporate Governance - Director Independence” and “Other Information - Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement for our annual meeting of stockholders to be held on June 5, 2015 (the “2015 Proxy Statement.”) and is incorporated herein by reference.

The information required by this Item 10 regarding the Company’s executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K and is incorporated herein by reference.

Lands’ End has adopted a Code of Conduct, which applies to all employees, including our principal executive officer, principal financial officer and principal accounting officer, and a Code of Conduct for its Board of Directors. Directors who are also officers of Lands’ End are subject to both codes of conduct. Each code of conduct is a code of ethics as defined in Item 406 of SEC Regulation S-K. The codes of conduct are available on the Corporate Governance section under Investor Relations on our website at www.landsend.com. Any amendment to, or waiver from, a provision of either code of conduct will be posted to the above-referenced website.

There were no changes to the process by which stockholders may recommend nominees to the Board of Directors during the last year.

ITEM 11. EXECUTIVE COMPENSATION
Information regarding executive and director compensation is incorporated by reference to the material under the headings “Item 1. Election of Directors - Executive Compensation,” “- Executive Compensation - Compensation Committee Interlocks and Insider Participation,” “- Executive Compensation - Compensation Committee Report” and “- Compensation of Directors,” of the 2015 Proxy Statement. The material incorporated herein by reference to the information set forth under the heading “- Executive Compensation - Compensation Committee Report” of the 2015 Proxy Statement shall be deemed furnished, and not filed, in this Annual Report on Form 10-K and shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended as a result of this furnishing except to the extent that it is specifically incorporated by reference by the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading “Item 1. Election of Directors - Amount and Nature of Beneficial Ownership” of the 2015 Proxy Statement. See also “Equity Compensation Plan Information” in Item 5 of this Report for a discussion of securities authorized for issuance under equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the material under the headings “Certain Relationships and Transactions” and “Corporate Governance” of the 2015 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accountant fees and services is incorporated herein by reference to the material under the heading “Item 6. Ratification of Appointment of Independent Registered Public Accounting Firm - Independent Registered Accounting Firm Fees” of the 2015 Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements filed as part of this Annual Report on Form 10-K are listed under Part II, Item 8.

Exhibits:

The following documents are filed as exhibits hereto:

Exhibit Number	Exhibit Description

2.1
Separation and Distribution Agreement, dated as of April 4, 2014, by and between Sears Holdings Corporation and Lands’ End, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 8, 2014 (File No. 002-09769)).

3.1
Amended and Restated Certificate of Incorporation of Lands’ End, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 20, 2014 (File No. 001-09769)).

3.2	Amended and Restated Bylaws of Lands’ End, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 8, 2014 (File No. 001-09769)).
4.1
ABL Credit Agreement, dated as of April 4, 2014, by and between Lands’ End, Inc. (as the Domestic Borrower), Lands’ End Europe Limited (as the UK Borrower), Bank of America, N.A. (as Administrative Agent and Collateral Agent), the Other Lenders party thereto, Bank of America, N.A. and GE Capital Markets, Inc. (as Joint Lead Arrangers and Joint Bookrunners), General Electric Capital Corporation (as Syndication Agent) and Bank of Montreal (as Documentation Agent) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 8, 2014 (File No. 001-09769)).

4.2
Term Loan Credit Agreement, dated as of April 4, 2014, among Lands’ End, Inc. (as the Borrower), Bank of America, N.A. (as Administrative Agent and Collateral Agent and as Arranger and Bookrunner) and the Lenders party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 8, 2014 (File No. 001-09769)).

4.3
Guaranty and Security Agreement, dated as of April 4, 2014, among Lands’ End, Inc. (as Domestic Borrower) and certain of its wholly-owned subsidiaries, each as a Grantor, the other grantors from time to time party thereto and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on April 8, 2014 (File No. 001-09769)).

4.4
Term Loan Guarantee and Security Agreement, dated as of April 4, 2014, among Lands’ End, Inc., as Borrower and certain of its wholly-owned subsidiaries, each as a Grantor, the other grantors from time to time party thereto and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on April 8, 2014 (File No. 001-09769)).

10.1
Transition Services Agreement, dated as of April 4, 2014, by and between Sears Holdings Management Corporation and Lands’ End, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 8, 2014 (File No. 001-09769)).

10.2
Tax Sharing Agreement, dated as of April 4, 2014, by and between Sears Holdings Corporation and Lands’ End, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 8, 2014 (File No. 001-09769)).

10.3
Master Lease Agreement, dated as of April 4, 2014, by and between Sears, Roebuck and Co. and Lands’ End, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 8, 2014 (File No. 001-09769)).(1)

10.4
Master Sublease Agreement, dated as of April 4, 2014, by and between Sears, Roebuck and Co. and Lands’ End, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 8, 2014 (File No. 001-09769)). (1)

10.5
Lands’ End Shops at Sears Retail Operations Agreement, dated as of April 4, 2014, by and between Sears, Roebuck and Co. and Lands’ End, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 8, 2014 (File No. 001-09769)).

10.6
Shop Your WaySM Retail Establishment Agreement, dated as of April 4, 2014, by and between Sears Holdings Management Corporation and Lands’ End, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 8, 2014 (File No. 001-09769)). (1)

10.7
Financial Services Agreement, dated as of April 4, 2014, by and between Sears Holdings Management Corporation and Lands’ End, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on April 8, 2014 (File No. 001-09769)).

10.8
Buying Agency Agreement, dated as of April 4, 2014, by and between Sears Holdings Global Sourcing, Ltd. and Lands’ End, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on April 8, 2014 (File No. 001-09769)).

10.9
Director Compensation Policy of Lands’ End, Inc., as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014 (File No. 001-09769)).**

*10.10	Resolutions adopted by the Lands’ End, Inc. Board of Directors on November 20, 2014 authorizing one-time payment to Board member.**
*10.11	Lands’ End, Inc. 2014 Stock Plan (As Amended and Restated). **
*10.12	Lands’ End, Inc. Umbrella Incentive Program (As Amended and Restated).**
10.13	Form of Lands’ End, Inc. Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K filed on May 27, 2014 (File No. 007-09769)).**
*10.14	Lands’ End, Inc. Long-Term Incentive Plan (As Amended and Restated).**
*10.15	Lands’ End, Inc. Cash Long-Term Incentive Plan (As Amended and Restated).**
*10.16	Lands’ End, Inc. Annual Incentive Plan (As Amended and Restated).**
10.17	Form of Lands’ End, Inc. Executive Severance Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K/A filed on July 2, 2014 (File No. 001-09769)).** (1)
*10.18	Letter from Lands’ End, Inc. to Federica Marchionni relating to employment, dated January 30, 2015.**
*10.19	Executive Severance Agreement dated and effective as of January 30, 2015 between Lands’ End, Inc. and its affiliates and subsidiaries and Federica Marchionni.** (2)
10.20	Letter from Sears Holdings Corporation to Edgar Huber relating to employment, dated July 18, 2011 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10 (File No. 001-09769)).** (1)
*10.21	Executive Severance Agreement dated and effective as of December 5, 2014 between Lands’ End, Inc. and its affiliates and subsidiaries and Edgar Huber.** (2)
*10.22	Letter from Lands’ End, Inc. to Edgar Huber, dated February 1, 2015.**
10.23	Letter from Lands’ End, Inc. to Michael Rosera relating to employment, dated June 27, 2012 (incorporated by reference to Exhibit 10.11 to the Company’s Form 10 (File No. 001-09769)).**
*10.24	Executive Severance Agreement dated and effective as of December 5, 2014 between Lands’ End, Inc. and its affiliates and subsidiaries and Michael Rosera.** (2)
10.25	Letter from Lands’ End, Inc. to Michele Donnan-Martin relating to employment, dated September 19, 2013 (incorporated by reference to Exhibit 10.15 to the Company’s Form 10 (File No. 001-09769)).**
*10.26	Executive Severance Agreement dated and effective as of May 30, 2014 between Lands’ End, Inc. and its affiliates and subsidiaries and Michele Donnan-Martin.** (2)
*10.27	Executive Severance Agreement dated and effective as of December 5, 2014 between Lands’ End, Inc. and its affiliates and subsidiaries and Kelly Ritchie.** (2)
*10.28	Letter from Lands’ End, Inc. to Steven Rado relating to employment, dated April 16, 2014.**
*10.29	Executive Severance Agreement dated and effective as of August 5, 2014 between Lands' End, Inc. and its affiliates and subsidiaries and Steven Rado.** (2)
*10.30	Restricted Stock Unit Agreement dated and effective as of February 17, 2015 between Lands’ End, Inc. and Federica Marchionni.**
*21	Subsidiaries of Lands’ End, Inc.
*23	Consent of Deloitte & Touche LLP.

*24	Powers of Attorney.
*31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Filed herewith.
**	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of Form 10-K.
***	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

(1)	Confidential treatment was granted as to omitted portions of this exhibit. The omitted material has been filed separately with the Securities and Exchange Commission.
(2)	Confidential treatment requested as to certain terms in this exhibit; these terms have been omitted from this filing and filed separately with the Securities and Exchange Commission.

Certain of the agreements incorporated by reference into this report contain representations and warranties and other agreements and undertakings by us and third parties. These representations and warranties, agreements and undertakings have been made as of specific dates, may be subject to important qualifications and limitations agreed to by the parties to the agreement in connection with negotiating the terms of the agreement, and have been included in the agreement for the purpose of allocating risk between the parties to the agreement rather than to establish matters as facts. Any such representations and warranties, agreements, and undertakings have been made solely for the benefit of the parties to the agreement and should not be relied upon by any other person.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDS’ END, INC. (Registrant)
By:	/s/ Michael P. Rosera
Name:	Michael P. Rosera
Title:	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer
Date:	April 17, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Date
/s/ Federica Marchionni	Director, President and Chief Executive Officer (principal executive officer)	April 17, 2015
Federica Marchionni

/s/ Michael P. Rosera	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (principal financial officer)	April 17, 2015
Michael P. Rosera

/s/ Bernard L. McCracken	Vice President and Chief Accounting Officer (principal accounting officer)	April 17, 2015
Bernard L. McCracken

Josephine Linden*	Chairman of the Board of Directors

Robert Galvin*	Director

Tracy Gardner*	Director

Elizabeth Darst Leykum*	Director

John McClain*	Director

Jignesh M. Patel*	Director

Jonah Staw*	Director

*By:	/s/ Michael P. Rosera
Michael P. Rosera
Attorney-in Fact
April 17, 2015