Form 10-Q
period 2015-05-01
LANDS' END, INC.
filed 2015-06-09
CIK 799288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 1, 2015
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
As of June 4, 2015, the registrant had 31,956,521 shares of common stock, $0.01 par value, outstanding.

LANDS’ END, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LANDS’ END, INC.
Condensed Consolidated and Combined Statements of Operations
(Unaudited)

	13 Weeks Ended
(in thousands except per share amount)	May 1, 2015	May 2, 2014
Merchandise sales and services, net	$299,387	$330,483
Cost of sales (excluding depreciation and amortization)	152,823	168,461
Gross profit	146,564	162,022

Selling and administrative	133,514	138,206
Depreciation and amortization	4,553	5,002
Other operating expense	2	20
Operating income	8,495	18,794
Interest expense	6,186	1,925
Other income, net	508	137
Income before income taxes	2,817	17,006
Income tax expense	1,093	6,138
NET INCOME	$1,724	$10,868
NET INCOME PER COMMON SHARE (Note 4)
Basic:	$0.05	$0.34
Diluted:	$0.05	$0.34

Basic weighted average common shares outstanding	31,957	31,957
Diluted weighted average common shares outstanding	32,060	31,957

See accompanying Notes to Condensed Consolidated and Combined Financial Statements.

LANDS’ END, INC.
Condensed Consolidated and Combined Statements of Comprehensive Operations
(Unaudited)

	13 Weeks Ended
(in thousands except per share amount)	May 1, 2015	May 2, 2014
NET INCOME	$1,724	$10,868
Other comprehensive income, net of tax
Foreign currency translation adjustments	363	879
COMPREHENSIVE INCOME	$2,087	$11,747

See accompanying Notes to Condensed Consolidated and Combined Financial Statements.

LANDS’ END, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share amount)	May 1, 2015	May 2, 2014	January 30, 2015
ASSETS
Current assets
Cash and cash equivalents	$177,814	$64,976	$221,454
Restricted cash	3,300	3,300	3,300
Accounts receivable, net	36,423	39,800	30,073
Inventories, net	284,589	326,973	301,367
Deferred tax assets	2,349	—	3,438
Prepaid expenses and other current assets	37,899	29,663	31,408
Total current assets	542,374	464,712	591,040
Property and equipment, net	105,393	98,656	101,223
Goodwill	110,000	110,000	110,000
Intangible assets, net	528,300	530,683	528,712
Other assets	22,099	23,703	22,462
TOTAL ASSETS	$1,308,166	$1,227,754	$1,353,437
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$93,972	$76,091	$132,796
Deferred tax liabilities	—	3,732	—
Other current liabilities	101,491	108,776	107,553
Total current liabilities	195,463	188,599	240,349
Long-term debt	504,700	509,850	505,988
Long-term deferred tax liabilities	184,274	168,349	184,483
Other liabilities	16,768	15,630	18,424
TOTAL LIABILITIES	901,205	882,428	949,244
Commitments and contingencies
STOCKHOLDERS' EQUITY
Common stock, par value $0.01- authorized: 480,000,000 shares; issued and outstanding: 31,956,521, 31,956,521, 31,956,521	320	320	320
Additional paid-in capital	342,975	340,176	342,294
Retained earnings	70,601	5,946	68,877
Accumulated other comprehensive loss	(6,935)	(1,116)	(7,298)
Total stockholders’ equity	406,961	345,326	404,193
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,308,166	$1,227,754	$1,353,437

See accompanying Notes to Condensed Consolidated and Combined Financial Statements.

LANDS’ END, INC.
Condensed Consolidated and Combined Statements of Cash Flows
(Unaudited)

	13 Weeks Ended
(in thousands)	May 1, 2015	May 2, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,724	$10,868
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,553	5,002
Amortization of debt issuance costs	490	155
Stock-based compensation	681	—
Loss on disposal of property and equipment	2	20
Deferred income taxes	684	2,774
Change in operating assets and liabilities:
Inventories	16,766	44,135
Accounts payable	(36,025)	(39,543)
Other operating assets	(13,076)	(7,344)
Other operating liabilities	(7,287)	15,310
Net cash (used in) provided by operating activities	(31,488)	31,377
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(10,974)	(1,548)
Net cash used in investing activities	(10,974)	(1,548)
CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from Sears Holdings, net	—	8,784
Proceeds from issuance of long-term debt	—	515,000
Payments on term loan facility	(1,288)	—
Debt issuance costs	—	(11,311)
Dividend paid to a subsidiary of Sears Holdings Corporation	—	(500,000)
Net cash (used in) provided by financing activities	(1,288)	12,473
Effects of exchange rate changes on cash	110	263
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(43,640)	42,565
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	221,454	22,411
CASH AND CASH EQUIVALENTS, END OF PERIOD	$177,814	$64,976
SUPPLEMENTAL CASH FLOW INFORMATION:
Unpaid liability to acquire property and equipment	$1,453	$391
Income taxes paid	$12,793	$2,079
Interest paid	$5,634	$—

See accompanying Notes to Condensed Consolidated and Combined Financial Statements.

LANDS’ END, INC.
Condensed Consolidated and Combined Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Net Parent Company Investment	Total Stockholders' Equity
(in thousands except share amounts)	Shares	Amount
Balance at January 31, 2014	—	$—	$—	$—	$(1,995)	$794,309	$792,314
Net income	—	—	—	5,946	—	4,922	10,868
Cumulative translation adjustment, net of tax	—	—	—	—	879	—	879
Contribution from parent company, net	—	—	—	—	—	8,784	8,784
Dividend paid to parent company	—	—	—	—	—	(500,000)	(500,000)
Separation related adjustments	—	—	—	—	—	32,481	32,481
Reclassification of net parent company investment to common stock and additional paid-in capital in conjunction with the separation	31,956,521	320	340,176	—	—	(340,496)	—
Balance at May 2, 2014	31,956,521	$320	$340,176	$5,946	$(1,116)	$—	$345,326

Balance at January 30, 2015	31,956,521	$320	$342,294	$68,877	$(7,298)	$—	$404,193
Net income	—	—	—	1,724	—	—	1,724
Cumulative translation adjustment, net of tax	—	—	—	—	363	—	363
Stock-based compensation expense	—	—	681	—	—	—	681
Balance at May 1, 2015	31,956,521	$320	$342,975	$70,601	$(6,935)	$—	$406,961

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
Terms that are commonly used in the Company's notes to condensed consolidated and combined financial statements are defined as follows:
• Sears Holdings or Sears Holdings Corporation - Sears Holdings Corporation, a Delaware Corporation, and its consolidated subsidiaries (other than, for all periods following the Separation, Lands' End)
• Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders
• First Quarter 2015 - The thirteen weeks ended May 1, 2015
• First Quarter 2014 - The thirteen weeks ended May 2, 2014
• EPS - Earnings per share
• ESL - ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert
• ABL Facility - Asset-based senior secured credit agreements, dated as of April 4, 2014, with Bank of America, N.A and certain other lenders
• Term Loan Facility - Term loan credit Agreement, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders
• Facilities - Collectively, the ABL Facility and the Term Loan Facility
• UK Borrower - A United Kingdom subsidiary borrower of Lands’ End under the ABL Facility
• GAAP - Accounting principles generally accepted in the United States
• SEC - United States Securities and Exchange Commission
• FASB - Financial Accounting Standards Board
• FASB ASC - FASB Accounting Standards Codification, which serves as the source for authoritative GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative GAAP for SEC registrants
• ASU -FASB Accounting Standards Update
• Tax Sharing Agreement - A tax sharing agreement entered into by Sears Holdings Corporation and Lands' End in connection with the Separation
• UTBs - Gross unrecognized tax benefits
• LIBOR - London inter-bank offered rate
• Sears Roebuck - Sears, Roebuck and Co., a subsidiary of Sears Holdings Corporation
• CAM - Common area maintenance for leased properties

• SYW - Shop Your Way member loyalty program
•Adjusted EBITDA - Adjusted Earnings before Interest, Taxes, Depreciation and Amortization
On March 14, 2014, the board of directors of Sears Holdings approved the distribution of the issued and outstanding shares of Lands’ End common stock on the basis of 0.300795 shares of Lands’ End common stock for each share of Sears Holdings Corporation common stock held on March 24, 2014. Sears Holdings Corporation distributed 100 percent of the outstanding common stock of Lands’ End to its shareholders on April 4, 2014.
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
The Condensed Consolidated and Combined Financial Statements include the accounts of Lands' End, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.
The accompanying unaudited Condensed Consolidated and Combined Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all material adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. Dollar amounts are reported in thousands, except per share data, unless otherwise noted. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Lands' End Annual Report on Form 10-K filed with the SEC on April 17, 2015.
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
All intracompany transactions and accounts have been eliminated. Prior to the Separation, all intercompany transactions between Sears Holdings and Lands’ End were considered to be effectively settled in the Condensed Combined Financial Statements at the time the transactions were recorded. The total net effect of the settlement of these intercompany transactions is reflected in the Condensed Combined Statements of Cash Flows as a financing activity.
Upon completion of the Separation, the Company had 31,956,521 shares of common stock outstanding at a par value of $0.01 per share. After Separation adjustments were recorded, the remaining Net parent company investment, which includes all earnings prior to Separation, was transferred to Additional paid-in capital.

As a business operation of Sears Holdings, Lands' End did not maintain its own tax and certain other corporate support functions prior to the Separation. Lands' End entered into agreements with Sears Holdings for the continuation of certain of these services, as well as to support the Lands' End Shops at Sears. These expenses had been allocated to Lands’ End based on direct usage or benefit where identifiable, with the remainder allocated on a pro rata basis based upon revenue, headcount, square footage or other measures. Lands’ End considers the expense allocation methodology and results to be reasonable for all periods presented. However, the costs and allocations charged to the Company by Sears Holdings do not necessarily reflect the costs of obtaining the services from unaffiliated third parties or of the Company providing the applicable services itself. The historical Condensed Combined Financial Statements contained herein may not be indicative of the Company’s financial position, operating results, and cash flows in the future, or what they would have been if it had been a stand-alone company during all periods presented. See Note 9 - Related Party Transactions.
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
NOTE 2. INCOME TAXES
Lands’ End and Sears Holdings Corporation entered into a Tax Sharing Agreement in connection with the Separation which governs Sears Holdings Corporation’s and Lands’ End’s respective rights, responsibilities and obligations after the Separation with respect to liabilities for U.S. federal, state, local and foreign taxes attributable to the Lands’ End business. In addition to the allocation of tax liabilities, the Tax Sharing Agreement addresses the preparation and filing of tax returns for such taxes and dispute resolution with taxing authorities regarding such taxes. Generally, Sears Holdings Corporation is liable for all pre-Separation U.S. federal, state and local income taxes. Lands’ End generally is liable for all other income taxes attributable to its business, including all foreign taxes.
As of May 1, 2015, the Company had gross UTBs of $9.0 million. Of this amount, $5.8 million would, if recognized, impact our effective tax rate, with the remaining amount being comprised of UTBs related to gross temporary differences or other indirect benefits. The Company does not expect that UTBs will fluctuate in the next 12 months for tax audit settlements and the expiration of the statute of limitations for certain jurisdictions. Pursuant to the Tax Sharing Agreement, Sears Holdings Corporation is generally responsible for all U.S. federal, state and local UTBs through the date of the Separation and, as such, an indemnification asset from Sears Holdings Corporation for the $8.7 million pre-Separation UTBs recorded in Other assets in the Condensed Consolidated Balance Sheets.
The Company classifies interest expense and penalties related to UTBs and interest income on tax overpayments as components of income tax expense. As of May 1, 2015, the total amount of interest expense and penalties recognized on our balance sheet was $5.7 million ($3.7 million net of federal benefit). The total amount of net interest expense recognized in the Condensed Consolidated and Combined Statements of Operations was insignificant for the First Quarter 2015 and the First Quarter 2014, respectively. We file income tax returns in both the United States and various foreign jurisdictions. The Company is under examination by various state income tax jurisdictions for the years 2002–2013.
Impacts of Separation
Prior to the Separation, the tax provision and related tax accounts represented the tax attributable to the Company as if the Company filed a separate tax return. However, the computed obligations were settled through Sears Holdings Corporation.

As a result of the Separation, the Company will be filing its own income tax returns and, as a result certain tax attributes previously included in Net parent company investment were reclassified. Specifically, subsequent to the Separation the Company has reclassified (i) $30.4 million of deferred tax assets related primarily to foreign tax credits; and (ii) a $13.7 million reserve for uncertain tax positions out of Net parent company investment and into Deferred tax liabilities and Other liabilities, respectively. In addition, pursuant to the Tax Sharing Agreement, a $13.7 million receivable has been recorded by the Company to reflect the indemnification by Sears Holdings Corporation of the pre-Separation uncertain tax positions for which Sears Holdings is responsible. This receivable has been included in Other assets in the Condensed Consolidated Balance Sheets.
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
The following table summarizes the Company’s stock-based compensation expense, which is included in Selling and administrative expense in the Condensed Consolidated and Combined Statements of Operations:

13 Weeks Ended
(in thousands)	May 1, 2015
Performance Awards	$397
Deferred Awards	284
Total stock-based compensation expense	$681
Awards Granted Year to Date May 1, 2015
The Company granted Deferred Awards to various employees during the First Quarter 2015, which generally cliff vest after a three year period.
Changes in the Company’s Unvested Stock Awards Year to Date May 1, 2015
Deferred Awards

(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Deferred Awards, beginning of period	44	$28.01
Granted	132	33.32
Forfeited	(6)	26.73
Unvested Deferred Awards, end of period	170	32.14
Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $5.1 million as of May 1, 2015, which will be recognized over a weighted average period of approximately 2.7 years.

Performance Awards

(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Performance Awards, beginning of period	197	$28.01
Granted	—	—
Forfeited	(23)	26.73
Unvested Performance Awards, end of period	174	28.17
Total unrecognized stock-based compensation expense related to unvested Performance Awards approximated $2.4 million as of May 1, 2015, which will be recognized over a weighted average period of approximately 2.1 years.

NOTE 4. EARNINGS PER SHARE
The numerator for both basic and diluted EPS is net income. The denominator for basic EPS is based upon the number of weighted average shares of Lands’ End common stock outstanding during the reporting periods. The denominator for diluted EPS is based upon the number of weighted average shares of Lands' End common stock and common stock equivalents outstanding during the reporting periods using the treasury stock method in accordance with the FASB ASC. For periods ended April 4, 2014 and prior, basic and diluted earnings per share are computed using the number of shares of Lands’ End common stock outstanding on April 4, 2014, the date on which the Lands’ End common stock was distributed to the shareholders of Sears Holdings Corporation. The same number of shares was used to calculate basic and diluted earnings per share for the First Quarter 2014 as there were no dilutive securities outstanding.
The following table summarizes the components of basic and diluted earnings per share:

	13 Weeks Ended
(in thousands, except per share amounts)	May 1, 2015	May 2, 2014
Net income	$1,724	$10,868

Basic weighted average shares outstanding	31,957	31,957
Dilutive effect of stock awards	103	—
Diluted weighted average shares outstanding	32,060	31,957

Basic earnings per share	$0.05	$0.34
Diluted earnings per share	$0.05	$0.34

Anti-dilutive stock awards are comprised of awards which are anti-dilutive in the application of the treasury stock method. There were no anti-dilutive securities excluded from the diluted weighted average shares outstanding for the First Quarter 2015 or the First Quarter 2014.

NOTE 5. OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) encompasses all changes in equity other than those arising from transactions with stockholders, and is comprised solely of foreign currency translation adjustments and net income.

	13 Weeks Ended
(in thousands)	May 1, 2015	May 2, 2014
Beginning balance: Accumulated other comprehensive loss (net of tax of $3,931 and $1,211, respectively)	$(7,298)	$(1,995)
Other comprehensive income:
Foreign currency translation adjustments (net of tax expense of $197 and $527, respectively)	363	879
Ending balance: Accumulated other comprehensive loss (net of tax of $3,734 and $684, respectively)	$(6,935)	$(1,116)
Comprehensive income—no amounts were reclassified out of Accumulated other comprehensive loss during any of the periods presented.
NOTE 6. DEBT
The Company's debt consisted of the following:

	May 1, 2015		May 2, 2014		January 30, 2015
	Amount	Rate	Amount	Rate	Amount	Rate
Term Loan Facility, maturing April 4, 2021	$509,850	4.25%	$515,000	4.25%	$511,138	4.25%
ABL Facility, maturing April 4, 2019	—	—%	—	—%	—	—%
	509,850		515,000		511,138
Less: Current maturities in Other current liabilities	5,150		5,150		5,150
Long-term debt	$504,700		$509,850		$505,988
The Company had borrowing availability under the ABL Facility of $155.8 million as of May 1, 2015, net of outstanding letters of credit of $19.2 million.
Interest; Fees
The interest rates per annum applicable to the loans under the Facilities are based on a fluctuating rate of interest measured by reference to, at the borrowers’ election, either (i) an adjusted LIBOR rate plus a borrowing margin, or (ii) an alternative base rate plus a borrowing margin. The borrowing margin is fixed for the Term Loan Facility at 3.25% in the case of LIBOR loans and 2.25% in the case of base rate loans. For the Term Loan Facility, LIBOR is subject to a 1% interest rate floor. The borrowing margin for the ABL Facility is subject to adjustment based on the average excess availability under the ABL Facility for the preceding fiscal quarter, and will range from 1.50% to 2.00% in the case of LIBOR borrowings and will range from 0.50% to 1.00% in the case of base rate borrowings.
Customary agency fees are payable in respect of both Facilities. The ABL Facility fees also include (i) commitment fees, based on a percentage ranging from approximately 0.25% to 0.375% of the daily unused portions of the ABL Facility, and (ii) customary letter of credit fees.
Representations and Warranties; Covenants
Subject to specified exceptions, the Facilities contain various representations and warranties and restrictive covenants that, among other things, restrict the ability of Lands’ End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the ABL Facility falls below the greater of 10% of the loan cap amount or $15.0 million, Lands’ End will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Facilities do not otherwise contain financial maintenance covenants. The Company was in compliance with all financial covenants related to the Facilities as of May 1, 2015.
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
Restricted cash is reflected on the Condensed Consolidated Balance Sheets at fair value. The fair value of restricted cash as of May 1, 2015, May 2, 2014 and January 30, 2015 was approximately $3.3 million based on Level 1 inputs. Restricted cash amounts are valued based upon statements received from financial institutions.
Cash and cash equivalents, accounts receivable, accounts payable and other current liabilities are reflected on the Condensed Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments.
Carrying values and fair values of other financial instruments in the Condensed Consolidated Balance Sheets are as follows:

	May 1, 2015		May 2, 2014		January 30, 2015
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including short-term portion	$509,850	$502,840	$515,000	$515,000	$511,138	$491,331
Long-term debt was valued utilizing level 2 valuation techniques based on the closing inactive market bid price on May 1, 2015 and January 30, 2015. On May 2, 2014, the carrying value of Long-term debt approximated fair value as contract terms were deemed indicative of the current market due to the short duration between the execution of the agreement and May 2, 2014. There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis as of May 1, 2015 and May 2, 2014.

NOTE 8. GOODWILL AND INTANGIBLE ASSETS
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase accounting method. The net carrying amounts of goodwill, trade names and customer lists are included within the Company's Direct segment. Total amortization expense relating to intangible assets was $0.4 million and $0.7 million for the First Quarter 2015 and First Quarter 2014, respectively. There were no impairments of goodwill or intangible assets during any periods presented or since the goodwill and intangible assets were first recognized.

The following summarizes goodwill and intangible assets:

		May 1, 2015		May 2, 2014		January 30, 2015
(in thousands)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Customer lists	10	$26,300	$26,300	$26,300	$23,917	$26,300	$25,888
Indefinite-lived intangible assets:
Trade names		528,300	—	528,300	—	528,300	—
Gross intangible assets		$554,600	$26,300	$554,600	$23,917	$554,600	$25,888
Total intangible assets, net		$528,300		$530,683		$528,712
Goodwill		$110,000		$110,000		$110,000

NOTE 9. RELATED PARTY TRANSACTIONS
According to statements on form Schedule 13D filed with the SEC by ESL, ESL beneficially owned significant portions of both the Company's and Sears Holdings Corporation's outstanding shares of common stock. Therefore Sears Holdings Corporation, the Company's former parent company, is considered a related party both prior to and subsequent to the Separation.
Prior to the Separation, Sears Holdings Corporation (including certain non-Lands’ End subsidiaries) and the Company entered into various agreements to, among other things: (i) support the Lands’ End Shops at Sears; (ii) provide various general corporate services; and (iii) support the Company's participation in the SYW program; and (iv) allow for the use of intellectual property or services. The amounts charged to the Company by Sears Holdings do not necessarily reflect the costs of obtaining the services from unaffiliated third parties or of the Company providing the applicable services itself. Management believes that such costs are reasonable; however, the Combined Financial Statements contained herein may not be indicative of the Company’s financial position, operating results, and cash flows in the future, or what they would have been if it had been a stand-alone company during all periods presented.
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
See further descriptions of the transactions in the Company's 2015 Annual Report on Form 10-K. The components of the transactions between the Company and Sears Holdings, which exclude pass-through payments to third parties, are as follows:

Lands’ End Shops at Sears
Related party costs charged by Sears Holdings to the Company related to Lands’ End Shops at Sears are as follows:

	13 Weeks Ended
(in thousands)	May 1, 2015	May 2, 2014
Rent, CAM and occupancy costs	$6,350	$6,811
Retail services, store labor	6,601	7,647
Financial services and payment processing	623	727
Supply chain costs	277	131
Total expenses	$13,851	$15,316
Number of Lands’ End Shops at Sears at period end	235	251
General Corporate Services
Related party costs charged by Sears Holdings to the Company for general corporate services are as follows:

	13 Weeks Ended
(in thousands)	May 1, 2015	May 2, 2014
Sourcing	$1,584	$1,861
Shop Your Way	525	1,014
Shared services	150	133
Co-location and services	—	6
Total expenses	$2,259	$3,014
Use of Intellectual Property or Services
Related party revenue and costs charged by the Company to and from Sears Holdings for the use of intellectual property or services is as follows:

	13 Weeks Ended
(in thousands)	May 1, 2015	May 2, 2014
Lands' End business outfitters revenue	$403	$750
Credit card revenue	287	248
Call center services	214	226
Royalty income	21	12
Gift card revenue	(4)	241
Total income	$921	$1,477
Call Center Services
The Company has entered into a contract with Sears Holdings Management Corporation, a subsidiary of Sears Holdings Corporation, to provide call center services in support of Sears Holdings’ SYW member loyalty program. This income is net of agreed upon costs directly attributable to the Company providing these services. The income is included in Merchandise sales and services, net and costs are included in Selling and administrative expenses in the Condensed Consolidated and Combined Statements of Operations. Total call center service income included in Merchandise sales and services, net was $1.3 million and $1.5 million for the First Quarter 2015 and the First Quarter 2014, respectively.

Additional Balance Sheet Information
At May 1, 2015 and May 2, 2014 the Company included $5.2 million and $4.6 million in Accounts receivable, net, respectively and $7.8 million and $9.5 million in Accounts payable, respectively, in the Condensed Consolidated Balance Sheets to reflect amounts due from and owed to Sears Holdings. At May 1, 2015 and May 2, 2014, a $14.5 million and $13.7 million receivable, respectively, was recorded by the Company in Other assets in the Condensed Consolidated Balance Sheets to reflect the indemnification by Sears Holdings Corporation of the pre-Separation uncertain tax positions (including penalties and interest) for which Sears Holdings Corporation is responsible.
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

	13 Weeks Ended
(in thousands)	May 1, 2015	May 2, 2014
Merchandise sales and services, net:
Apparel	$253,445	$275,857
Non-apparel	31,325	37,617
Services and other	14,617	17,009
Total merchandise sales and services, net	$299,387	$330,483
The Company identifies reportable segments according to how business activities are managed and evaluated. Each of the Company’s operating segments are reportable segments and are strategic business units that offer similar products and services but are sold either directly from its warehouses (Direct) or through its retail stores (Retail). Adjusted EBITDA is the primary measure used to make decisions on allocating resources and assessing performance of each operating segment. Adjusted EBITDA is computed as Income before taxes appearing on the Condensed Consolidated and Combined Statements of Operations net of interest expense, depreciation and amortization and other significant items that while periodically affecting the Company's results, may vary significantly from period to period and may have a disproportionate effect in a given period, which may affect comparability of results. Reportable segment assets are those directly used in or clearly allocable to an operating segment’s operations. Depreciation, amortization, and property and equipment expenditures are recognized in each respective segment. There were no material transactions between reporting segments for the First Quarter 2015 and First Quarter 2014.

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

•
The Corporate segment records revenues related to a licensing agreement with Sears Holdings Management Corporation, a subsidiary of Sears Holdings Corporation, whereby royalties are paid in consideration for sharing or use of intellectual property.

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
Financial information by segment is presented in the following tables for the First Quarter 2015 and the First Quarter 2014.
SUMMARY OF SEGMENT DATA

	13 Weeks Ended
(in thousands)	May 1, 2015	May 2, 2014
Merchandise sales and services, net:
Direct	$253,373	$276,041
Retail	45,992	54,430
Corporate/ other	22	12
Total merchandise sales and services, net	$299,387	$330,483

	13 Weeks Ended
(in thousands)	May 1, 2015	May 2, 2014
Adjusted EBITDA:
Direct	$21,678	$29,263
Retail	144	2,326
Corporate/ other	(8,772)	(7,773)
Total adjusted EBITDA	$13,050	$23,816

	13 Weeks Ended
(in thousands)	May 1, 2015	May 2, 2014
Depreciation and amortization:
Direct	$3,695	$4,015
Retail	497	644
Corporate/ other	361	343
Total depreciation and amortization	$4,553	$5,002

(in thousands)	May 1, 2015	May 2, 2014	January 30, 2015
Total assets:
Direct	$1,032,589	$1,077,769	$1,023,364
Retail	57,549	66,808	67,765
Corporate/ other	218,028	83,177	262,308
Total assets	$1,308,166	$1,227,754	$1,353,437

	Fiscal Quarter Ended
(in thousands)	May 1, 2015	May 2, 2014
Capital expenditures:
Direct	$10,883	$1,467
Retail	—	—
Corporate/ other	91	81
Total capital expenditures	$10,974	$1,548

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
Beginning in 2005, the Company initiated the first of several claims in Iowa County Circuit Court against the City of Dodgeville (the "City") to recover overpaid taxes resulting from the city’s excessive property tax assessment of the Company’s headquarters campus. As of May 22, 2015, the City has refunded, as the result of various court decisions, over $4.0 million in excessive taxes and interest to the Company in the following amounts: (1) approximately $1.6 million arising from the 2005 and 2006 tax years that were recognized in the fiscal year ended January 29, 2010; (2) approximately $1.6 million arising from the 2007, 2009 and 2010 tax years, recognized in the fiscal year ended January 31, 2014; and (3) approximately $0.9 million arising from the 2008 tax year, recognized in the fiscal year ended January 30, 2015. The claims arising from 2005 and 2006 tax years are closed. The company claims pending before the circuit court arising from tax years 2007 and 2013 remain unresolved, as is the Company's administrative claim for the 2014 and 2015 tax year which will soon be filed with the circuit court. The Company believes that the potential additional aggregate recovery from the City of Dodgeville arising from the 2007 to 2015 tax years will range from $2.8 million to $4.6 million, none of which has been recorded in the Condensed Consolidated and Combined Financial Statements.
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
NOTE 13. RECENT ACCOUNTING PRONOUNCEMENTS
Customer's Accounting for Fees Paid in a Cloud Computing Arrangement
In April 2015, the FASB issued ASU 2015-05, Customers' Accounting for Fees Paid in a Cloud Computing Arrangement, which clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software under ASC 350-40. This guidance will be effective for Lands' End in the first quarter of its fiscal year ending January 27, 2017. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company's Condensed Consolidated and Combined Financial Statements.
Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the required presentation of debt issuance costs from an asset on the balance sheet to a deduction from the related debt liability. This guidance will be effective for Lands' End in its fiscal year ending January 27, 2017. The adoption of this guidance is not expected to have a material impact on the Company's Condensed Consolidated and Combined Financial Statements.
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This guidance will be effective for Lands' End in the first quarter of its fiscal year ending February 2, 2018. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company's Condensed Consolidated and Combined Financial Statements.
Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which modifies the requirements for disposals to qualify as discontinued operations and expands related disclosure requirements. This guidance will be effective for Lands' End in its fiscal year ending January 29, 2016. The adoption of this guidance is not expected to have a material impact on the Company's Condensed Consolidated and Combined Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with the Consolidated and Combined Financial Statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. See “Cautionary Statements Concerning Forward-Looking Statements” below and "Item 1A. Risk Factors" in our Annual Report filed on Form 10-K for the year ended January 30, 2015, for a discussion of the uncertainties, risks and assumptions associated with these statements.

As used in this Quarterly Report on Form 10-Q, references to the “Company”, “Lands' End”, “we”, “us”, “our”and similar terms refer to Lands' End, Inc. and its subsidiaries. Our fiscal year ends on the Friday preceding the Saturday closest to January 31. Other terms that are commonly used in this Quarterly Report on Form 10-Q are defined as follows:
•Sears Holdings or Sears Holdings Corporation - Sears Holdings Corporation, a Delaware Corporation, and its consolidated subsidiaries (other than, for all periods following the Separation, Lands' End)
•Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders
•ESL - ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert
•ABL Facility - Asset-based senior secured credit agreements, dated as of April 4, 2014, with Bank of America, N.A and certain other lenders
•Term Loan Facility - Term loan credit Agreement, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders
•Facilities - Collectively, the ABL Facility and the Term Loan Facility
•UK Borrower - A United Kingdom subsidiary borrower of Lands’ End under the ABL Facility
•GAAP - Accounting principles generally accepted in the United States
•Same Store Sales - Net sales, from stores that have been open for at least 12 full months where selling square footage has not changed by 15% or more within the past fiscal year
•SEC - United States Securities and Exchange Commission
•First Quarter 2015 - the thirteen weeks ended May 1, 2015
•First Quarter 2014 - the thirteen weeks ended May 2, 2014

Executive Overview
Introduction
Management's discussion and analysis of financial condition and results of operations accompanies our condensed consolidated and combined financial statements and provides additional information about our business, financial condition, liquidity and capital resources, cash flows and results of operations. We have organized the information as follows:

•	Executive overview. This section provides a brief description of our business, accounting basis of presentation and a brief summary of our results of operations.

•
Discussion and analysis. This section highlights items affecting the comparability of our financial results and provides an analysis of our combined and segment results of operations for the 2015 and 2014 first fiscal quarter.

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
All intracompany transactions and accounts have been eliminated. Prior to the Separation, all intercompany transactions between Sears Holdings and Lands’ End were considered to be effectively settled in the Combined Financial Statements at the time the transactions were recorded. The total net effect of the settlement of these intercompany transactions is reflected in the Combined Statements of Cash Flows as a financing activity.
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
The success of our Retail segment depends on the performance of the Lands’ End Shops at Sears. Under the terms of the master lease agreement and master sublease agreement pursuant to which Sears Roebuck leases or subleases to us the premises for the Lands’ End Shops at Sears, Sears Roebuck has certain rights to (1) relocate our leased premises within the building in which such premises are located, subject to certain limitations, including our right to terminate the applicable lease if we are not satisfied with the new premises, and (2) terminate without liability the lease with respect to a particular Lands’ End Shop if the overall Sears store in which such Lands’ End Shop is located is closed or sold. Sears Holdings recently announced that it intends to continue to right-size, redeploy and highlight the value of its assets, including its real estate portfolio, in its transition from an asset-intensive, store-focused retailer and that it has entered into lease agreements with third party retailers for stand-alone stores. Sears Holdings also recently announced that it expects to commence a rights offering in June 2015 in connection with its formation of Seritage Growth Properties, a Real Estate Investment Trust (REIT), that would purchase from and lease back to Sears Holdings 235 Sears and Kmart stores, and that it has completed the formation of real estate joint ventures with third parties. We believe that in connection with these transactions, Sears Roebuck has or intends to sell and leaseback approximately 77 Sears stores that contain a Lands' End Shop, the impact on the Company of which is not known. If Sears Roebuck continues to dispose of retail stores that contain Lands’ End Shops, and/or offer us relocation alternatives for Lands’ End Shops that are less attractive than the current premises, our business and results of operations could be adversely affected. On May 1, 2015 the Company operated 235 Lands’ End Shops at Sears, compared with 251 Lands’ End Shops at Sears on May 2, 2014.
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
Working capital requirements typically increase during the third quarter of the fiscal year as inventory builds to support peak shipping/selling period and, accordingly, typically decrease during the fourth quarter of the fiscal year as inventory is shipped/sold. Cash provided by operating activities is typically higher in the fourth quarter of the fiscal year due to reduced working capital requirements during that period.

Results of Operations
The following table sets forth, for the periods indicated, selected income statement data:

	13 Weeks Ended
	May 1, 2015		May 2, 2014
(in thousands)	$’s	% of Net Sales	$’s	% of Net Sales
Merchandise sales and services, net	$299,387	100.0%	$330,483	100.0%
Cost of sales (excluding depreciation and amortization)	152,823	51.0%	168,461	51.0%
Gross profit	146,564	49.0%	162,022	49.0%
Selling and administrative	133,514	44.6%	138,206	41.8%
Depreciation and amortization	4,553	1.5%	5,002	1.5%
Other operating expense, net	2	—%	20	—%
Operating income	8,495	2.8%	18,794	5.7%
Interest expense	6,186	2.1%	1,925	0.6%
Other income, net	508	0.2%	137	—%
Income before income taxes	2,817	0.9%	17,006	5.1%
Income tax expense	1,093	0.4%	6,138	1.9%
Net income	$1,724	0.6%	$10,868	3.3%
Depreciation and amortization is not included in our cost of sales because we are a reseller of inventory and do not believe that including depreciation and amortization is meaningful. As a result, our gross margins may not be comparable to other entities that include depreciation and amortization related to the sale of their product in their gross margin measure.
Net Income and Adjusted EBITDA
We recorded Net income of $1.7 million and $10.9 million for the First Quarter 2015 and the First Quarter 2014, respectively. In addition to our Net income determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted EBITDA measurement. Adjusted EBITDA is computed as Net income appearing on the Consolidated and Combined Statements of Operations net of Income tax expense, Interest expense, Depreciation and amortization, and certain significant items set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our businesses, as well as executive compensation metrics, for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.
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

◦
For the First Quarter 2015, and the First Quarter 2014 we excluded the loss on disposal of property and equipment as management considers the gains or losses on disposal of assets to result from investing decisions rather than ongoing operations.

	13 Weeks Ended
	May 1, 2015		May 2, 2014
(in thousands)	$’s	% of Net Sales	$’s	% of Net Sales
Net income	$1,724	0.6%	$10,868	3.3%
Income tax expense	1,093	0.4%	6,138	1.9%
Other income, net	(508)	0.2%	(137)	—%
Interest expense	6,186	2.1%	1,925	—%
Operating income	8,495	2.8%	18,794	5.7%
Depreciation and amortization	4,553	1.5%	5,002	1.5%
Loss on disposal of property and equipment	2	—%	20	—%
Adjusted EBITDA	$13,050	3.9%	$23,816	5.5%
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
To evaluate revenue performance for the Direct segment we use Merchandise sales and services, net. For our Retail segment, we use Same Store Sales as a key measure in evaluating performance. A store is included in Same Store Sales calculations on the first day it has comparable prior year sales. Stores in which the selling square footage has changed by 15% or more as a result of a remodel, expansion, reduction or relocation are excluded from Same Store Sales calculations until the first day they have comparable prior year sales. Online sales and sales generated through our in-store computer kiosks are considered revenue in our Direct segment and are excluded from Same Store Sales.
First Quarter 2015 compared with the First Quarter 2014
Merchandise Sales and Services, Net
Merchandise sales and services, net for the First Quarter 2015 were $299.4 million, compared with $330.5 million in the comparable period of the prior year, a decrease of $31.1 million or 9%. The decrease was comprised of a decrease in our Direct segment of $22.7 million and a decrease in our Retail segment of $8.4 million.
Merchandise sales and services, net in our Direct segment were $253.4 million for the First Quarter 2015, a decrease of $22.7 million, or 8% from the comparable period of the prior year. The decrease was driven by a $15 million decline in the international businesses which was driven principally by a $9 million negative impact from changes in currency exchange rates, and to a low single digit percentage decline in the U.S. direct businesses; which included an estimated $2 million negative impact from the West Coast Port delays.
Merchandise sales and services, net in our Retail segment were $46.0 million for the First Quarter 2015, a decrease of $8.4 million, or 16% from the comparable period of the prior year. The decrease was attributable to a decrease in same store sales and a decrease in the number of Lands’ End Shops at Sears. Same store sales in the First Quarter 2015 decreased 12.1%, driven by lower sales in the Company’s Lands’ End Shops at Sears. On May 1, 2015, the Company operated 235 Lands’ End Shops at Sears, 14 global Lands’ End Inlet stores and five international shop-in-shops compared with 251 Lands’ End Shops at Sears and 14 global Lands’ End Inlet stores on May 2, 2014.
Gross Profit
Total gross profit decreased 10% to $146.6 million and gross margin was unchanged at 49.0% of total Merchandise sales and services, net, compared with $162.0 million, or 49.0% of total Merchandise sales and services, net, for the First Quarter 2015 and the First Quarter 2014, respectively.
Gross profit in the Direct segment was $125.4 million compared with $136.9 million for the First Quarter 2015 and the First Quarter 2014, respectively. Gross margin in the Direct segment decreased approximately 10 basis points to 49.5% in the First Quarter 2015 versus 49.6% in the comparable prior year period, primarily attributable to the negative impact of changes in currency exchange rates; which was offset primarily by currency-neutral margin improvement in our international businesses. Changes in currency exchanges rates negatively impacted Direct segment gross margins by approximately 140 basis points.
Retail segment gross profit decreased $3.9 million to $21.2 million in the First Quarter 2015 from $25.1 million in the First Quarter 2014. Retail segment gross margin decreased approximately 10 basis points to 46.0% compared with 46.1% for the First Quarter 2015 and the First Quarter 2014, respectively, driven by less promotional activity during the First Quarter 2015.
Selling and Administrative Expenses
Selling and administrative expenses were $133.5 million, or 44.6% of total Merchandise sales and services, net compared with $138.2 million or 41.8% of total Merchandise sales and services, net in the First Quarter 2015 and the First Quarter 2014, respectively. The $4.7 million decrease was attributable to a $4.0 million decrease in the Direct segment and a $1.7 million decrease in the Retail segment partially offset by a $1.0 million increase in the Corporate segment.
The Direct segment Selling and administrative expenses were $103.7 million compared with $107.7 million for the First Quarter 2015 and the First Quarter 2014, respectively. The $4.0 million or 4% decrease was primarily attributable to a decrease in personnel related expenses of $3.0 million and a decrease in marketing spend of $1.1 million. The decreases in personnel and marketing spend were largely attributable to changes in currency exchange rates.
The Retail segment Selling and administrative expenses were $21.0 million compared with $22.8 million for the First Quarter 2015 and the First Quarter 2014, respectively. The $1.7 million or 8% decrease was primarily attributable to a decrease in personnel related expenses of $1.5 million and a decrease in occupancy costs of $0.2 million.
Corporate / other Selling and administrative expenses were $8.8 million compared with $7.8 million for the First Quarter 2015 and the First Quarter 2014, respectively. The $1.0 million or 13% increase was primarily attributable to an increase in personnel related expenses of $1.1 million. The increase in personnel related expenses was largely attributable to executive level transition and stand-alone costs.
Depreciation and Amortization
Depreciation and amortization expense decreased 9.0% to $4.6 million in the First Quarter 2015 from $5.0 million in the First Quarter 2014 primarily attributable to an increase in fully depreciated assets.
Operating Income

As a result of the above factors, Operating income decreased to $8.5 million in the First Quarter 2015 from $18.8 million in the First Quarter 2014.
Interest Expense
Interest expense increased to $6.2 million in the First Quarter 2015 compared with $1.9 million in the First Quarter 2014. There were two additional months of interest expense in the First Quarter 2015 compared with the First Quarter 2014. The increase was attributable to higher debt levels and costs related to the issuance of the term loan prior to the separation in April 2014.
Income Tax Expense
Income tax expense was $1.1 million for the First Quarter 2015 compared with $6.1 million in the First Quarter 2014. The decrease was primarily attributable to lower Operating income and increased Interest expense. The effective tax rate was 38.8% in the First Quarter 2015 compared with 36.1% in the First Quarter 2014. The increase in the effective rate was attributable to certain discrete beneficial items associated with the Separation in the First Quarter 2014.

Net Income
As a result of the above factors, Net income decreased to $1.7 million and diluted earnings per share decreased to $0.05 in the First Quarter 2015 compared with Net income of $10.9 million and diluted earnings per share of $0.34 in the First Quarter 2014.
Adjusted EBITDA
Adjusted EBITDA decreased 45.2% to $13.1 million in the First Quarter 2015 from $23.8 million in the First Quarter 2014.
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
Description of Material Indebtedness
Debt Arrangements
Lands’ End entered into an asset-based senior secured credit agreement, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders, which provides for maximum borrowings of $175.0 million under the ABL Facility for Lands’ End, subject to a borrowing base, with a $30.0 million sub facility for the UK Borrower. The ABL Facility has a sub-limit of $70.0 million for domestic letters of credit and a sub-limit of $15.0 million for letters of credit for the UK Borrower. The ABL Facility is available for working capital and other general corporate purposes, and was undrawn at May 1, 2015 and May 2, 2014, other than for letters of credit. The Company had borrowing availability under the ABL Facility of $155.8 million as of May 1, 2015, net of outstanding letters of credit of $19.2 million.
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
Representations and Warranties; Covenants
Subject to specified exceptions, the Facilities contain various representations and warranties and restrictive covenants that, among other things, restrict the ability of Lands’ End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the ABL Facility falls below the greater of 10% of the loan cap amount or $15.0 million, Lands’ End will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Facilities do not otherwise contain financial maintenance covenants. The Company was in compliance with all financial covenants related to the Facilities as of May 1, 2015.
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
Cash Flows from Operating Activities
Operating activities used net cash of $31.5 million for the First Quarter 2015compared with a cash generated from operating activities of $31.4 million for the First Quarter 2014 due to:

•	The one time impact of items that were settled through intercompany transactions with our former parent prior to the separation, and

•	Decreased Merchandise sales and services, net negatively impacted cash generated by operating activities through increased inventory levels and lower net income.
Cash Flows from Investing Activities
Net cash used in investing activities was $11.0 million and $1.5 million for the First Quarter 2015 and the First Quarter 2014, respectively. Cash used in investing activities for both periods was primarily used for investments to update our information technology infrastructure and property and equipment.
For 2015, we plan to invest a total of approximately $35.0 million in capital expenditures for strategic investments and infrastructure, primarily associated with our ERP investment, other technology investments and general corporate needs.
Cash Flows from Financing Activities
Net cash used by financing activities was $1.3 million for the First Quarter 2015 compared with net cash provided by financing activities of $12.5 million for the First Quarter 2014.
Financing activities in the First Quarter 2015 consisted of a quarterly payment for the Term Loan. Financing activities in the First Quarter 2014 consisted of cash proceeds of $515.0 million from our Term Loan Facility and a $8.8 million contribution from Sears Holdings, offset by a $500.0 million dividend paid to a subsidiary of Sears Holdings Corporation prior to the Separation and $11.3 million of debt issuance costs related to the Facilities.
Contractual Obligations and Off-Balance-Sheet Arrangements
There have been no material changes to our contractual obligations and off-balance-sheet arrangements as discussed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2015.
Financial Instruments with Off-Balance-Sheet Risk
Lands’ End entered into the ABL Facility, which provides for maximum borrowings of $175.0 million for Lands’ End, subject to a borrowing base, with a $30.0 million sub facility for the UK Borrower. The ABL Facility has a sub-limit of $70.0 million for domestic letters of credit and a sub-limit of $15.0 million for letters of credit for the UK Borrower. The ABL Facility is available for working capital and other general corporate purposes, and was undrawn at May 1, 2015 and May 2, 2014, other than for letters of credit. The Company had borrowing availability under the ABL Facility of $155.8 million as of May 1, 2015, net of outstanding letters of credit of $19.2 million.

In addition, Lands’ End has a $2.1 million foreign subsidiary credit facility that is supported by a Lands’ End, Inc. guarantee. This credit facility guarantees and allows for deferred payment of custom duties. This credit facility was not utilized during the First Quarter 2015 and the First Quarter 2014.

Application of Critical Accounting Policies and Estimates
We believe that the assumptions and estimates associated with inventory valuation, goodwill and intangible asset impairment assessments and income taxes have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

There have been no material changes to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended January 30, 2015.
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
The following factors, among others, could cause our actual results, performance, and achievements to differ from those described in the forward-looking statements: our ability to offer merchandise and services that customers want to purchase; changes in customer preference for our branded merchandise; customers’ use of our digital platform, including our e-commerce websites, and response to direct mail catalogs and digital marketing; the success of our overall marketing strategies, including our maintenance of a robust customer list; our dependence on information technology and a failure of information technology systems, including with respect to our e-commerce operations, or an inability to upgrade or adapt our systems; the success of our ERP implementation; fluctuations and increases in the costs of raw materials; impairment of our relationships with our vendors; our failure to maintain the security of customer, employee or company information; our failure to compete effectively in the apparel industry; the performance of our “store within a store” business model; if Sears Roebuck sells or disposes of its retail stores or if its retail business does not attract customers or does not adequately provide services to the Lands’ End Shops at Sears; legal, regulatory, economic and political risks associated with international trade and those markets in which we conduct business and source our merchandise; our failure to protect or preserve the image of our brands and our intellectual property rights; increases in postage, paper and printing costs; failure by third parties who provide us with services in connection with certain aspects of our business to perform their obligations; our failure to timely and effectively obtain shipments of products from our vendors and deliver merchandise to our customers; reliance on promotions and markdowns to encourage consumer purchases; our failure to efficiently manage inventory levels; unseasonal or severe weather conditions; the seasonal nature of our business; the adverse effect on our reputation if our independent vendors do not use ethical business practices or comply with applicable laws and regulations; assessments for additional state taxes; our exposure to periodic litigation and other regulatory proceedings, including with respect to product liability claims; incurrence of charges due to impairment of goodwill, other intangible assets and long-lived assets; our failure to retain our executive management team and to attract qualified new personnel; the impact on our business of adverse worldwide economic and market conditions, including economic factors that negatively impact consumer spending on discretionary items; the inability of our past performance generally, as reflected on our historical financial statements, to be indicative of our future performance; the impact of increased costs due to a decrease in our purchasing power following the Separation and other losses of benefits associated with being a subsidiary of Sears Holdings; the failure of Sears Holdings or its subsidiaries to perform under various transaction agreements that have been executed in connection with the Separation or our failure to have necessary systems and services in place when certain of the transaction agreements expire; our agreements related to the Separation and our continuing relationship with Sears Holdings were negotiated while we were a subsidiary of Sears Holdings and we may have received better terms from an unaffiliated third party; potential indemnification liabilities to Sears Holdings pursuant to the separation and distribution agreement; our inability to engage in certain corporate transactions after the Separation; the ability of our principal shareholders to exert substantial influence over us; adverse effects of the Separation on our business; potential liabilities under fraudulent conveyance and transfer laws and legal capital requirements; declines in our stock price due to the eligibility of a number of our shares of common stock for future sale; our inability to pay dividends; stockholders’ percentage ownership in Lands’ End may be diluted in the future; and increases in our expenses and administrative burden in relation to being a public company, in particular to maintain compliance with certain provisions of the Sarbanes-Oxley Act of 2002; and other risks, uncertainties and factors.

The foregoing factors should not be understood as exhaustive and should be read in conjunction with the other cautionary statements, including the “Risk Factors,” that were included in our Annual Report filed on Form 10-K filed on April 17, 2015 and in our other filings with the SEC and our other public announcements. While we believe that our forecasts and assumptions are reasonable, we caution that actual results may differ materially. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by our forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to publicly update or review any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or circumstances or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in currency rates. We have not been materially impacted by fluctuations in foreign currency exchange rates as a significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of May 1, 2015, we had $23.0 million of cash denominated in foreign currencies, principally in British Pound Sterling, Euros and Yen. We do not enter into financial instruments for trading purposes or hedging and have not used any derivative financial instruments. We do not consider our foreign earnings to be permanently reinvested.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based on their evaluation for the period covered by this Quarterly Report on Form 10-Q, Lands’ End’s President and Chief Executive Officer and Executive Vice President, Chief Operating Officer/Chief Financial Officer and Treasurer have concluded that, as of May 1, 2015, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the Company’s first fiscal quarter ended May 1, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
See Part I, Item 1 "Financial Statements - Notes to Consolidated and Combined Financial Statements," Note 11 "Commitments and Contingencies - Legal Proceedings" for additional information regarding legal proceedings (incorporated herein by reference).
ITEM 1A. RISK FACTORS
There have been no material changes with respect to the factors disclosed in our Annual Report filed on Form 10-K for the year ended January 30, 2015, which was filed with the SEC on April 17, 2015.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the Fiscal Quarter Ended ended May 1, 2015 and May 2, 2014, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

ITEM 5: OTHER INFORMATION
At its Annual Meeting of Stockholders held on June 5, 2015, the Company announced a multi-dimensional strategy involving: (1) Product & Merchandising, (2) Branding & Marketing, (3) Operations & Technology, (4) Channels of Distribution, and (5) Talent. No assurance can be given that our strategy will be successful and will not have a material adverse effect on our financial condition and operating results.
ITEM 6. EXHIBITS
The following documents are filed as exhibits hereto:

3.1
Amended and Restated Certificate of Incorporation of Lands’ End, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Lands’ End, Inc. on March 20, 2014 (File No. 001-09769)).

3.2	Amended and Restated Bylaws of Lands’ End, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on April 8, 2014 (File No. 001-09769)).

10.1
Lands’ End, Inc. 2014 Stock Plan (As Amended and Restated) (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).

10.2
Lands’ End, Inc. Umbrella Incentive Program (As Amended and Restated) (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).

10.3
Lands’ End, Inc. Long-Term Incentive Plan (As Amended and Restated) (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).

10.4
Lands’ End, Inc. Cash Long-Term Incentive Plan (As Amended and Restated) (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).

10.5
Lands’ End, Inc. Annual Incentive Plan (As Amended and Restated) (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).

10.6
Letter from Lands’ End, Inc. to Federica Marchionni relating to employment, dated January 30, 2015 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).

10.7
Executive Severance Agreement dated and effective as of January 30, 2015 between Lands’ End, Inc. and its affiliates and subsidiaries and Federica Marchionni (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).*

10.8
Restricted Stock Unit Agreement dated and effective as of February 17, 2015 between Lands’ End, Inc. and Federica Marchionni (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).

10.9
Letter from Lands’ End, Inc. to Edgar Huber, dated February 1, 2015 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).

10.10
2015 Additional Definitions Under Lands’ End, Inc. Annual Incentive Plan (As Amended and Restated) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2015 (File No. 001-09769)).

10.11
2015 Additional Definitions Under Lands’ End, Inc. Long-Term Incentive Program (As Amended and Restated) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 6, 2015 (File No. 001-09769)).

10.12	Form of Restricted Stock Unit Award Agreement (Timed-Based) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 6, 2015 (File No. 001-09769)).

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Confidential treatment was granted as to omitted portions of this exhibit. The omitted material has been filed separately with the Securities and Exchange Commission.

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

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

Dated: June 9, 2015