Form 10-Q
period 2015-07-31
LANDS' END, INC.
filed 2015-09-03
CIK 799288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2015
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
Indicate by check mark whether the Registrant is a shell company.    YES  ☐    NO  ☒
The aggregate market value (based on the closing price of the Registrant's common stock quoted on the NASDAQ Stock Market) of the Registrant's common stock owned by non-affiliates (which are assumed, solely for the purpose of this calculation, to be stockholders other than (i) directors and executive officers of the Registrant and (ii) any person known by the Registrant to beneficially own five percent or more of the Registrant's common shares), as of July 31, 2015, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $235.8 million.
As of September 2, 2015, the registrant had 31,991,100 shares of common stock, $0.01 par value, outstanding.

LANDS’ END, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JULY 31, 2015

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LANDS’ END, INC.
Condensed Consolidated and Combined Statements of Operations
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(in thousands except per share data)	July 31, 2015	August 1, 2014	July 31, 2015	August 1, 2014
Net revenue	$312,414	$347,222	$611,801	$677,705
Cost of sales (excluding depreciation and amortization)	167,914	178,816	320,737	347,277
Gross profit	144,500	168,406	291,064	330,428

Selling and administrative	124,880	138,283	258,394	276,489
Depreciation and amortization	4,061	4,825	8,614	9,827
Other operating (income) expense, net	(2,359)	—	(2,357)	20
Operating income	17,918	25,298	26,413	44,092
Interest expense	6,225	6,205	12,411	8,130
Other income, net	498	203	1,006	340
Income before income taxes	12,191	19,296	15,008	36,302
Income tax expense	4,730	7,451	5,823	13,589
NET INCOME	$7,461	$11,845	$9,185	$22,713
NET INCOME PER COMMON SHARE (Note 4)
Basic:	$0.23	$0.37	$0.29	$0.71
Diluted:	$0.23	$0.37	$0.29	$0.71

Basic weighted average common shares outstanding	31,978	31,957	31,967	31,957
Diluted weighted average common shares outstanding	32,047	31,962	32,049	31,959

See accompanying Notes to Condensed Consolidated and Combined Financial Statements.

LANDS’ END, INC.
Condensed Consolidated and Combined Statements of Comprehensive Operations
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 31, 2015	August 1, 2014	July 31, 2015	August 1, 2014
NET INCOME	$7,461	$11,845	$9,185	$22,713
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	302	(497)	665	382
COMPREHENSIVE INCOME	$7,763	$11,348	$9,850	$23,095

See accompanying Notes to Condensed Consolidated and Combined Financial Statements.

LANDS’ END, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share data)	July 31, 2015	August 1, 2014	January 30, 2015
ASSETS
Current assets
Cash and cash equivalents	$208,375	$132,837	$221,454
Restricted cash	3,300	3,300	3,300
Accounts receivable, net	22,550	24,818	30,073
Inventories, net	367,823	366,192	301,367
Deferred tax assets	—	—	3,438
Prepaid expenses and other current assets	35,182	28,060	31,408
Total current assets	637,230	555,207	591,040
Property and equipment, net	105,976	98,574	101,223
Goodwill	110,000	110,000	110,000
Intangible assets, net	528,300	530,027	528,712
Other assets	21,858	23,286	22,462
TOTAL ASSETS	$1,403,364	$1,317,094	$1,353,437
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$192,472	$163,249	$132,796
Deferred tax liabilities	2,332	3,681	—
Other current liabilities	88,980	97,845	107,553
Total current liabilities	283,784	264,775	240,349
Long-term debt	503,413	508,563	505,988
Long-term deferred tax liabilities	183,830	170,461	184,483
Other liabilities	17,218	15,839	18,424
TOTAL LIABILITIES	988,245	959,638	949,244
Commitments and contingencies
STOCKHOLDERS' EQUITY
Common stock, par value $0.01- authorized: 480,000,000 shares; issued and outstanding: 31,991,100, 31,956,521, 31,956,521	320	320	320
Additional paid-in capital	343,370	340,958	342,294
Retained earnings	78,062	17,791	68,877
Accumulated other comprehensive loss	(6,633)	(1,613)	(7,298)
Total stockholders’ equity	415,119	357,456	404,193
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,403,364	$1,317,094	$1,353,437

See accompanying Notes to Condensed Consolidated and Combined Financial Statements.

LANDS’ END, INC.
Condensed Consolidated and Combined Statements of Cash Flows
(Unaudited)

	26 Weeks Ended
(in thousands)	July 31, 2015	August 1, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,185	$22,713
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	8,614	9,827
Product recall	(2,364)	—
Amortization of debt issuance costs	885	621
Stock-based compensation	1,521	782
Loss on disposal of property and equipment	2	20
Deferred income taxes	4,757	4,250
Change in operating assets and liabilities:
Inventories	(65,667)	4,801
Accounts payable	60,609	50,319
Other operating assets	2,829	9,012
Other operating liabilities	(16,925)	2,842
Net cash (used in) provided by operating activities	3,446	105,187
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(13,520)	(5,716)
Net cash used in investing activities	(13,520)	(5,716)
CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from Sears Holdings, net	—	8,784
Proceeds from issuance of long-term debt	—	515,000
Payments on term loan facility	(2,575)	(1,287)
Debt issuance costs	—	(11,396)
Dividend paid to a subsidiary of Sears Holdings Corporation	—	(500,000)
Net cash (used in) provided by financing activities	(2,575)	11,101
Effects of exchange rate changes on cash	(430)	(146)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,079)	110,426
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	221,454	22,411
CASH AND CASH EQUIVALENTS, END OF PERIOD	$208,375	$132,837
SUPPLEMENTAL CASH FLOW INFORMATION:
Unpaid liability to acquire property and equipment	$3,235	$1,646
Income taxes paid	$13,925	$7,853
Interest paid	$11,372	$7,959

See accompanying Notes to Condensed Consolidated and Combined Financial Statements.

LANDS’ END, INC.
Condensed Consolidated and Combined Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Net Parent Company Investment	Total Stockholders' Equity
(in thousands except share data)	Shares	Amount
Balance at January 31, 2014	—	$—	$—	$—	$(1,995)	$794,309	$792,314
Net income	—	—	—	17,791	—	4,922	22,713
Cumulative translation adjustment, net of tax	—	—	—	—	382	—	382
Stock-based compensation	—	—	782	—	—	—	782
Contribution from parent company, net	—	—	—	—	—	8,784	8,784
Dividend paid to parent company	—	—	—	—	—	(500,000)	(500,000)
Separation related adjustments	—	—	—	—	—	32,481	32,481
Reclassification of net parent company investment to common stock and additional paid-in capital in conjunction with the separation	31,956,521	320	340,176	—	—	(340,496)	—
Balance at August 1, 2014	$31,956,521	$320	$340,958	$17,791	$(1,613)	$—	$357,456

Balance at January 30, 2015	31,956,521	$320	$342,294	$68,877	$(7,298)	$—	$404,193
Net income	—	—	—	9,185	—	—	9,185
Cumulative translation adjustment, net of tax	—	—	—	—	665	—	665
Stock-based compensation		—	1,521	—	—	—	1,521
Vesting of restricted stock	52,380	—	—	—	—	—	—
Restricted stock units surrendered for taxes	(17,801)	—	(445)	—	—	—	(445)
Balance at July 31, 2015	31,991,100	$320	$343,370	$78,062	$(6,633)	$—	$415,119

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
Terms that are commonly used in the Company's notes to condensed consolidated and combined financial statements are defined as follows:
• ABL Facility - Asset-based senior secured credit agreements, dated as of April 4, 2014, with Bank of America, N.A and certain other lenders
• Adjusted EBITDA - Adjusted Earnings before Interest, Taxes, Depreciation and Amortization
• ASU - FASB Accounting Standards Update
• CAM - Common area maintenance for leased properties
• EPS - Earnings per share
• ESL - ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert
• Facilities - Collectively, the ABL Facility and the Term Loan Facility
• FASB - Financial Accounting Standards Board
• FASB ASC - FASB Accounting Standards Codification, which serves as the source for authoritative GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative GAAP for SEC registrants
• Fiscal 2014 - The fiscal year ended January 30, 2015
• GAAP - Accounting principles generally accepted in the United States
• LIBOR - London inter-bank offered rate
• Sears Holdings or Sears Holdings Corporation - Sears Holdings Corporation, a Delaware Corporation, and its consolidated subsidiaries (other than, for all periods following the Separation, Lands' End)
• SEC - United States Securities and Exchange Commission
• Second Quarter 2014 - The thirteen weeks ended August 1, 2014
• Second Quarter 2015 - The thirteen weeks ended July 31, 2015
• Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders
• SYW - Shop Your Way member loyalty program
• Tax Sharing Agreement - A tax sharing agreement entered into by Sears Holdings Corporation and Lands' End in connection with the Separation
• Term Loan Facility - Term loan credit Agreement, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders
• UTBs - Gross unrecognized tax benefits

• Year to Date 2015 - The twenty-six weeks ended July 31, 2015
• Year to Date 2014 - The twenty-six weeks ended August 1, 2014
On March 14, 2014, the board of directors of Sears Holdings approved the distribution of the issued and outstanding shares of Lands’ End common stock on the basis of 0.300795 shares of Lands’ End common stock for each share of Sears Holdings Corporation common stock held on March 24, 2014. Sears Holdings Corporation distributed 100 percent of the outstanding common stock of Lands’ End to its shareholders on April 4, 2014.
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
As of July 31, 2015, the Company had gross UTBs of $9.0 million. Of this amount, $5.8 million would, if recognized, impact its effective tax rate, with the remaining amount being comprised of UTBs related to gross temporary differences or other indirect benefits. The Company does not expect that UTBs will significantly fluctuate in the next 12 months for tax audit settlements and the expiration of the statute of limitations for certain jurisdictions. Pursuant to the Tax Sharing Agreement, Sears Holdings Corporation is generally responsible for all United States federal, state and local UTBs through the date of the Separation and, as such, an indemnification asset from Sears Holdings Corporation for the $8.7 million pre-Separation UTBs is recorded in Other assets in the Condensed Consolidated Balance Sheets.
The Company classifies interest expense and penalties related to UTBs and interest income on tax overpayments as components of income tax expense. As of July 31, 2015, the total amount of interest expense and penalties recognized on our balance sheet was $6.0 million ($3.9 million net of federal benefit). The total amount of net interest expense recognized in the Condensed Consolidated and Combined Statements of Operations was insignificant for the Second Quarter 2015 and Second Quarter 2014, respectively. We file income tax returns in both the United States and various foreign jurisdictions. The Company is under examination by various income tax jurisdictions for the years 2009 to 2014.
Impacts of Separation
Prior to the Separation, the tax provision and related tax accounts represented the tax attributable to the Company as if the Company filed a separate tax return. However, the computed obligations were settled through Sears Holdings Corporation.

As a result of the Separation, the Company will be filing its own income tax returns and, as a result certain tax attributes previously included in Net parent company investment were reclassified. Specifically, subsequent to the Separation the Company reclassified (i) $30.4 million of deferred tax assets related primarily to foreign tax credits; and (ii) a $13.7 million reserve, including $5.0 million of accrued interest and penalties, for uncertain tax positions out of Net parent company investment and into Deferred tax liabilities and Other liabilities, respectively. In addition, pursuant to the Tax Sharing Agreement, a $13.7 million receivable was recorded by the Company to reflect the indemnification by Sears Holdings Corporation of the pre-Separation uncertain tax positions for which Sears Holdings is responsible. This receivable has been included in Other assets in the Condensed Consolidated Balance Sheets.
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
The Company has granted time vesting stock awards ("Deferred Awards") and performance-based stock awards ("Performance Awards") to employees at management levels and above. Deferred Awards were granted in the form of restricted stock units that only require each recipient to complete a service period. Deferred Awards generally vest ratably over three years or in full after a three year period. Performance Awards were granted in the form of restricted stock units which have, in addition to a service requirement, performance criteria that must be achieved for the awards to be earned. Performance Awards have annual vesting, but due to the performance criteria, are not eligible for straight-line expensing. Therefore, Performance Awards are amortized using a graded expense process. The fair value of all awards is based on the closing price of the Company’s common stock on the grant date. Compensation expense is reduced for estimated forfeitures of those awards not expected to vest due to employee turnover.
The following table summarizes the Company’s stock-based compensation expense, which is included in Selling and administrative expense in the Condensed Consolidated and Combined Statements of Operations:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 31, 2015	August 1, 2014	July 31, 2015	August 1, 2014
Performance Awards	$384	$718	$781	$718
Deferred Awards	456	64	740	64
Total stock-based compensation expense	$840	$782	$1,521	$782
Awards Granted Year to Date 2015
The Company granted Deferred Awards to various employees during the Year to Date 2015, which generally vest in full after a three year period. There were no Performance Awards granted in the Year to Date 2015.

Changes in the Company’s Unvested Stock Awards Year to Date 2015
Deferred Awards

(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Deferred Awards, beginning of period	44	$28.01
Granted	144	32.51
Vested	(9)	28.02
Forfeited	(7)	27.14
Unvested Deferred Awards, end of period	172	31.80
Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $5.0 million as of July 31, 2015, which will be recognized over a weighted average period of approximately 2.5 years.
Performance Awards

(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Performance Awards, beginning of period	197	$28.01
Granted	—	—
Vested	(43)	27.86
Forfeited	(25)	29.00
Unvested Performance Awards, end of period	129	27.86
Total unrecognized stock-based compensation expense related to unvested Performance Awards approximated $1.9 million as of July 31, 2015, which will be recognized over a weighted average period of approximately 1.8 years.
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
The following table summarizes the components of basic and diluted earnings per share:

	13 Weeks Ended		26 Weeks Ended
(in thousands, except per share amounts)	July 31, 2015	August 1, 2014	July 31, 2015	August 1, 2014
Net income	$7,461	$11,845	$9,185	$22,713

Basic weighted average shares outstanding	31,978	31,957	31,967	31,957
Dilutive effect of stock awards	69	5	82	2
Diluted weighted average shares outstanding	32,047	31,962	32,049	31,959

Basic earnings per share	$0.23	$0.37	$0.29	$0.71
Diluted earnings per share	$0.23	$0.37	$0.29	$0.71

Anti-dilutive stock awards are comprised of awards which are anti-dilutive in the application of the treasury stock method and are excluded from the diluted weighted average shares outstanding. Total anti-dilutive stock awards were 133,081 shares for both the Second Quarter 2015 and Year to Date 2015. There were no anti-dilutive stock awards for the Second Quarter 2014 and Year to Date 2014.
NOTE 5. OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) encompasses all changes in equity other than those arising from transactions with stockholders, and is comprised solely of foreign currency translation adjustments.

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 31, 2015	August 1, 2014	July 31, 2015	August 1, 2014
Beginning balance: Accumulated other comprehensive loss (net of tax of $3,734, $684, $3,931 and $1,211, respectively)	$(6,935)	$(1,116)	$(7,298)	$(1,995)
Other comprehensive income:
Foreign currency translation adjustments (net of tax (expense) benefit of $(163), $304, $(360) and $(223), respectively)	302	(497)	665	382
Ending balance: Accumulated other comprehensive loss (net of tax of $3,571, $988, $3,571 and $988, respectively)	$(6,633)	$(1,613)	$(6,633)	$(1,613)
No amounts were reclassified out of Accumulated other comprehensive loss during any of the periods presented.
NOTE 6. DEBT
The Company's debt consisted of the following:

	July 31, 2015		August 1, 2014		January 30, 2015
	Amount	Rate	Amount	Rate	Amount	Rate
Term Loan Facility, maturing April 4, 2021	$508,563	4.25%	$513,713	4.25%	$511,138	4.25%
ABL Facility, maturing April 4, 2019	—	—%	—	—%	—	—%
	508,563		513,713		511,138
Less: Current maturities in Other current liabilities	5,150		5,150		5,150
Long-term debt	$503,413		$508,563		$505,988
The Company had borrowing availability under the ABL Facility of $163.7 million as of July 31, 2015, net of outstanding letters of credit of $11.3 million.
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
Customary agency fees are payable in respect of both Facilities. The ABL Facility fees also include (i) commitment fees, based on a percentage ranging from approximately 0.25% to 0.38% of the daily unused portions of the ABL Facility, and (ii) customary letter of credit fees.

Representations and Warranties; Covenants
Subject to specified exceptions, the Facilities contain various representations and warranties and restrictive covenants that, among other things, restrict the ability of Lands’ End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the ABL Facility falls below the greater of 10% of the loan cap amount or $15.0 million, Lands’ End will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Facilities do not otherwise contain financial maintenance covenants. The Company was in compliance with all financial covenants related to the Facilities as of July 31, 2015.
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
Restricted cash is reflected on the Condensed Consolidated Balance Sheets at fair value. The fair value of restricted cash as of July 31, 2015, August 1, 2014 and January 30, 2015 was approximately $3.3 million based on Level 1 inputs. Restricted cash amounts are valued based upon statements received from financial institutions.
Cash and cash equivalents, accounts receivable, accounts payable and other current liabilities are reflected on the Condensed Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments.
Carrying values and fair values of long-term debt, including the short-term portion, in the Condensed Consolidated Balance Sheets are as follows:

	July 31, 2015		August 1, 2014		January 30, 2015
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including short-term portion	$508,563	$486,949	$513,713	$510,502	$511,138	$491,331
Long-term debt was valued utilizing level 2 valuation techniques based on the closing inactive market bid price on July 31, 2015, August 1, 2014, and January 30, 2015. There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis as of July 31, 2015, August 1, 2014, and January 30, 2015.
NOTE 8. GOODWILL AND INTANGIBLE ASSETS
The Company's intangible assets consist of a trade name, goodwill and customer lists valued as a result of business combinations accounted for under the purchase accounting method. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The net carrying amounts of goodwill, trade names and customer lists are included within the Company's Direct segment. There were no impairments of goodwill or intangible assets during any periods presented or since the goodwill and intangible assets were first recognized. Total amortization expense relating to intangible assets for the periods presented was:

	13 Weeks Ended		26 Weeks ended
(in thousands)	July 31, 2015	August 1, 2014	July 31, 2015	August 1, 2014
Amortization expense	$—	$658	$412	$1,315

The following summarizes the Company's goodwill and intangible assets:

		July 31, 2015		August 1, 2014		January 30, 2015
(in thousands)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Customer lists	10	$26,300	$26,300	$26,300	$24,573	$26,300	$25,888
Indefinite-lived intangible assets:
Trade names		528,300	—	528,300	—	528,300	—
Gross intangible assets		$554,600	$26,300	$554,600	$24,573	$554,600	$25,888
Total intangible assets, net		$528,300		$530,027		$528,712
Goodwill		$110,000		$110,000		$110,000

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
See further descriptions of the transactions in the Company's 2015 Annual Report on Form 10-K. The components of the transactions between the Company and Sears Holdings, which exclude pass-through payments to third parties, are as follows:

Lands’ End Shops at Sears
Related party costs charged by Sears Holdings to the Company related to Lands’ End Shops at Sears are as follows:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 31, 2015	August 1, 2014	July 31, 2015	August 1, 2014
Retail services, store labor	$6,676	$7,662	$13,277	$15,309
Rent, CAM and occupancy costs	6,532	6,754	12,882	13,593
Financial services and payment processing	627	700	1,250	1,431
Supply chain costs	272	222	549	505
Total expenses	$14,107	$15,338	$27,958	$30,838
Number of Lands’ End Shops at Sears at period end	229	247	229	247
General Corporate Services
Related party costs charged by Sears Holdings to the Company for general corporate services are as follows:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 31, 2015	August 1, 2014	July 31, 2015	August 1, 2014
Sourcing	$2,454	$1,875	$4,038	$3,736
Shop Your Way	730	1,034	1,255	2,048
Shared services	131	126	281	259
Co-location and services	—	7	—	13
Total expenses	$3,315	$3,042	$5,574	$6,056
Use of Intellectual Property or Services
Related party revenue and costs charged by the Company to and from Sears Holdings for the use of intellectual property or services is as follows:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 31, 2015	August 1, 2014	July 31, 2015	August 1, 2014
Call center services	$455	$631	$669	$857
Lands' End business outfitters revenue	317	482	720	1,232
Credit card revenue (expense)	281	313	568	672
Royalty income	103	35	124	47
Gift card revenue	(7)	85	(11)	326
Total income	$1,149	$1,546	$2,070	$3,134
Call Center Services

The Company has entered into a contract with Sears Holdings Management Corporation, a subsidiary of Sears Holdings Corporation, to provide call center services in support of Sears Holdings’ SYW member loyalty program. This income is net of agreed upon costs directly attributable to the Company providing these services. The income is included in Net revenue and costs are included in Selling and administrative expenses in the Condensed Consolidated and Combined Statements of Operations. Total call center service income included in Net revenue was $1.7 million, $2.0 million, $3.1 million and $3.6 million for the Second Quarter 2015, Second Quarter 2014, Year to Date 2015 and Year to Date 2014, respectively.

Additional Balance Sheet Information
At July 31, 2015, August 1, 2014 and January 30, 2015 the Company included $4.2 million, $5.3 million and $5.7 million in Accounts receivable, net, respectively and $9.5 million, $10.4 million and $9.1 million in Accounts payable, respectively, in the Condensed Consolidated Balance Sheets to reflect amounts due from and owed to Sears Holdings.
At July 31, 2015, August 1, 2014 and January 30, 2015 a $14.6 million, $13.9 million and $14.3 million receivable, respectively, was recorded by the Company in Other assets in the Condensed Consolidated Balance Sheets to reflect the indemnification by Sears Holdings Corporation of the pre-Separation uncertain tax positions (including penalties and interest) for which Sears Holdings Corporation is responsible.
NOTE 10. SEGMENT REPORTING
The Company is a leading multi-channel retailer of casual clothing, accessories and footwear, as well as home products, and has two reportable segments: Direct and Retail. Both segments sell similar products and provide services. Product sales are divided by product categories: Apparel and Non-apparel. The Non-apparel sales include accessories, footwear, and home goods. Services and other revenue includes embroidery, monogramming, gift wrapping, shipping and other services. Net revenue is aggregated by product category in the following table:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 31, 2015	August 1, 2014	July 31, 2015	August 1, 2014
Net revenue:
Apparel	$258,168	$285,789	$511,613	$561,646
Non-apparel	34,503	39,697	65,828	77,314
Services and other	19,743	21,736	34,360	38,745
Total net revenue	$312,414	$347,222	$611,801	$677,705
The Company identifies reportable segments according to how business activities are managed and evaluated. Each of the Company’s operating segments are reportable segments and are strategic business units that offer similar products and services but are sold either directly from its warehouses (Direct) or through its retail stores (Retail). Adjusted EBITDA is the primary measure used to make decisions on allocating resources and assessing performance of each operating segment. Adjusted EBITDA is computed as Income before taxes appearing on the Condensed Consolidated and Combined Statements of Operations net of interest expense, depreciation and amortization and other significant items that while periodically affecting the Company's results, may vary significantly from period to period and may have a disproportionate effect in a given period, which may affect comparability of results. Reportable segment assets are those directly used in or clearly allocable to an operating segment’s operations. Depreciation, amortization, and property and equipment expenditures are recognized in each respective segment. There were no material transactions between reporting segments for the Second Quarter 2015 and Second Quarter 2014 and Year to Date 2015 and Year to Date 2014.

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

•
The Retail segment sells products and services through dedicated Lands’ End Shops at Sears across the United States, the Company’s stand-alone Lands’ End Inlet stores and international shop-in-shops. Operating costs consist primarily of labor and benefits costs; rent, CAM and occupancy costs; distribution costs; and in-store marketing costs. Assets primarily include retail inventory, fixtures and leasehold improvements.

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
Financial information by segment is presented in the following tables for the Second Quarter 2015, Second Quarter 2014, Year to Date 2015 and Year to Date 2014.
SUMMARY OF SEGMENT DATA

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 31, 2015	August 1, 2014	July 31, 2015	August 1, 2014
Net revenue:
Direct	$264,735	$292,562	$518,108	$568,603
Retail	47,577	54,625	93,569	109,055
Corporate/ other	102	35	124	47
Total net revenue	$312,414	$347,222	$611,801	$677,705

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 31, 2015	August 1, 2014	July 31, 2015	August 1, 2014
Adjusted EBITDA:
Direct	$26,687	$38,520	$48,365	$67,783
Retail	663	960	807	3,286
Corporate/ other	(7,730)	(9,357)	(16,502)	(17,130)
Total adjusted EBITDA	$19,620	$30,123	$32,670	$53,939

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 31, 2015	August 1, 2014	July 31, 2015	August 1, 2014
Depreciation and amortization:
Direct	$3,200	$3,845	$6,895	$7,860
Retail	499	651	996	1,295
Corporate/ other	362	329	723	672
Total depreciation and amortization	$4,061	$4,825	$8,614	$9,827

(in thousands)	July 31, 2015	August 1, 2014	January 30, 2015
Total assets:
Direct	$1,078,682	$1,060,419	$1,023,364
Retail	76,593	82,433	67,765
Corporate/ other	248,089	174,242	262,308
Total assets	$1,403,364	$1,317,094	$1,353,437

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 31, 2015	August 1, 2014	July 31, 2015	August 1, 2014
Capital expenditures:
Direct	$2,419	$3,964	$13,302	$5,431
Retail	53	142	53	142
Corporate/ other	74	62	165	143
Total capital expenditures	$2,546	$4,168	$13,520	$5,716

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
Beginning in 2005, the Company initiated the first of several claims in Iowa County Circuit Court against the City of Dodgeville (the "City") to recover overpaid taxes resulting from the city’s excessive property tax assessment of the Company’s headquarters campus. As of September 3, 2015, the City has refunded, as the result of various court decisions, over $4.0 million in excessive taxes and interest to the Company in the following amounts: (1) approximately $1.6 million arising from the 2005 and 2006 tax years that were recognized in the fiscal year ended January 29, 2010; (2) approximately $1.6 million arising from the 2007, 2009 and 2010 tax years, recognized in the fiscal year ended January 31, 2014; and (3) approximately $0.9 million arising from the 2008 tax year, recognized in the fiscal year ended January 30, 2015. The claims arising from 2005 and 2006 tax years are closed. The Company's claim arising from the 2008 tax year remains unresolved, with respect to a single issue, and is pending before the Wisconsin Court of Appeals. The Company's claims arising from tax years 2007 and 2009 through 2015 remain unresolved, as is the Company's administrative claim for the 2014 and 2015 are still pending before the Circuit Court on several unresolved issues. The Company believes that the potential additional aggregate recovery from the City of Dodgeville arising from the 2007 to 2015 tax years will range from $2.8 million to $4.6 million, none of which has been recorded in the Condensed Consolidated and Combined Financial Statements.
NOTE 12. SUPPLEMENTAL FINANCIAL INFORMATION
Product Recall Accrual Adjustment
On March 24, 2015 Lands' End announced a recall of selected styles of children's sleepwear that did not meet the federal flammability standard. As a result of the recall, the Company recorded a product recall accrual of $4.7 million which had the impact of reducing Operating income in the fourth quarter of Fiscal 2014. In the Second Quarter 2015, the Company reversed approximately $2.4 million of the product recall accrual as customer return rates for the recalled products have been below estimates despite efforts by the Company to contact impacted customers. The remaining accrual balance at July 31, 2015 was $0.8 million.
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
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This guidance was deferred by ASU 2015-14, issued by the FASB in August 2015, and will be effective for Lands' End in the first quarter of its fiscal year ending February 1, 2019. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company's Condensed Consolidated and Combined Financial Statements.
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

As used in this Quarterly Report on Form 10-Q, references to the “Company”, “Lands' End”, “we”, “us”, “our” and similar terms refer to Lands' End, Inc. and its subsidiaries. Our fiscal year ends on the Friday preceding the Saturday closest to January 31. Other terms that are commonly used in this Quarterly Report on Form 10-Q are defined as follows:
•Sears Holdings or Sears Holdings Corporation - Sears Holdings Corporation, a Delaware Corporation, and its consolidated subsidiaries (other than, for all periods following the Separation, Lands' End)
•Sears Roebuck - Sears, Roebuck and Co., a subsidiary of Sears Holdings Company
•Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders
•ESL - ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert
•ABL Facility - Asset-based senior secured credit agreements, dated as of April 4, 2014, with Bank of America, N.A and certain other lenders
•Term Loan Facility - Term loan credit Agreement, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders
•Facilities - Collectively, the ABL Facility and the Term Loan Facility
•Fiscal 2014 - The fiscal year ended January 30, 2014
•UK Borrower - A United Kingdom subsidiary borrower of Lands’ End under the ABL Facility
•GAAP - Accounting principles generally accepted in the United States
•Same Store Sales - Net sales, from stores that have been open for at least 12 full months where selling square footage has not changed by 15% or more within the past fiscal year
•SEC - United States Securities and Exchange Commission
•Second Quarter 2015 - the thirteen weeks ended July 31, 2015
•Second Quarter 2014 - the thirteen weeks ended August 1, 2014
•Year to Date 2015 - the twenty-six weeks ended July 31, 2015
•Year to Date 2014 - the twenty-six weeks ended August 1, 2014

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

•
Discussion and analysis. This section highlights items affecting the comparability of our financial results and provides an analysis of our combined and segment results of operations for the 2015 and 2014 second fiscal quarter and year to date period.

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

•
Application of Critical accounting policies and estimates. This section summarizes the accounting policies that we consider important to our financial condition and results of operations and which require significant judgment or estimates to be made in their application.

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
All intracompany transactions and accounts have been eliminated. Prior to the Separation, all intercompany transactions between Sears Holdings and Lands’ End were considered to be effectively settled in the Combined Financial Statements at the time the transactions were recorded. The total net effect of the settlement of these intercompany transactions is reflected in the Condensed Consolidated and Combined Statements of Cash Flows as a financing activity.
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
The success of our Retail segment depends on the performance of the Lands’ End Shops at Sears. Under the terms of the master lease agreement and master sublease agreement pursuant to which Sears Roebuck leases or subleases to us the premises for the Lands’ End Shops at Sears, Sears Roebuck has certain rights to (1) relocate our leased premises within the building in which such premises are located, subject to certain limitations, including our right to terminate the applicable lease if we are not satisfied with the new premises, and (2) terminate without liability the lease with respect to a particular Lands’ End Shop if the overall Sears store in which such Lands’ End Shop is located is closed or sold. Sears Holdings announced that it intends to continue to right-size, redeploy and highlight the value of its assets, including its real estate portfolio, in its transition from an asset-intensive, store-focused retailer and that it has entered into lease agreements with third party retailers for stand-alone stores. On July 7, 2015, Sears Holdings completed a rights offering and sale-leaseback transaction (the “Seritage transaction”) with Seritage Growth Properties (“Seritage”), a recently formed, independent publicly traded real estate investment trust. Sears Holdings disclosed that as part of the Seritage transaction, it sold 235 properties to Seritage (the “REIT properties”) along with Sears Holdings’ 50% interest in each of three real estate joint ventures (collectively, the “JVs”). Sears Holdings also disclosed that it contributed 31 properties to the JVs (the “JV properties”). As of July 31, 2015, 59 of the REIT properties contained a Lands’ End Shop and 15 of the JV properties contained a Lands’ End Shop, the leases with respect to which Sears Roebuck retained for its own account. Sears Holdings disclosed that Seritage and the JVs have a recapture right with respect to approximately 50% of the space within the stores at the REIT properties and JV properties (subject to certain exceptions), and with respect to nine of the stores that contain a Lands’ End Shop, Seritage has the additional right to recapture 100% of the space within the Sears Roebuck store. If Sears Roebuck continues to dispose of retail stores that contain Lands’ End Shops, and/or offer us relocation alternatives for Lands’ End Shops that are less attractive than the current premises, our business and results of operations could be adversely affected. On July 31, 2015 the Company operated 229 Lands’ End Shops at Sears, compared with 247 Lands’ End Shops at Sears on August 1, 2014.

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
Results of Operations
The following table sets forth, for the periods indicated, selected income statement data:

	13 Weeks Ended
	July 31, 2015		August 1, 2014
(in thousands)	$’s	% of Net Sales	$’s	% of Net Sales
Net revenue	$312,414	100.0%	$347,222	100.0%
Cost of sales (excluding depreciation and amortization)	167,914	53.7%	178,816	51.5%
Gross profit	144,500	46.3%	168,406	48.5%
Selling and administrative	124,880	40.0%	138,283	39.8%
Depreciation and amortization	4,061	1.3%	4,825	1.4%
Other operating income, net	(2,359)	(0.8)%	—	—%
Operating income	17,918	5.7%	25,298	7.3%
Interest expense	6,225	2.0%	6,205	1.8%
Other income, net	498	0.2%	203	0.1%
Income before income taxes	12,191	3.9%	19,296	5.6%
Income tax expense	4,730	1.5%	7,451	2.1%
Net income	$7,461	2.4%	$11,845	3.4%

	26 Weeks Ended
	July 31, 2015		August 1, 2014
(in thousands)	$’s	% of Net Sales	$’s	% of Net Sales
Net revenue	$611,801	100.0%	$677,705	100.0%
Cost of sales (excluding depreciation and amortization)	320,737	52.4%	347,277	51.2%
Gross profit	291,064	47.6%	330,428	48.8%
Selling and administrative	258,394	42.2%	276,489	40.8%
Depreciation and amortization	8,614	1.4%	9,827	1.5%
Other operating (income) expense, net	(2,357)	(0.4)%	20	—%
Operating income	26,413	4.3%	44,092	6.5%
Interest expense	12,411	2.0%	8,130	1.2%
Other income, net	1,006	0.2%	340	0.1%
Income before income taxes	15,008	2.5%	36,302	5.4%
Income tax expense	5,823	1.0%	13,589	2.0%
Net income	$9,185	1.5%	$22,713	3.4%

Depreciation and amortization is not included in our cost of sales because we are a reseller of inventory and do not believe that including depreciation and amortization is meaningful. As a result, our gross margins may not be comparable to other entities that include depreciation and amortization related to the sale of their product in their gross margin measure.
Net Income and Adjusted EBITDA
We recorded Net income of $7.5 million and $11.8 million for the Second Quarter 2015 and Second Quarter 2014, respectively. In addition to our Net income determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted EBITDA measurement. Adjusted EBITDA is computed as Net income appearing on the Condensed Consolidated and Combined Statements of Operations net of Income tax expense, Other Income, net, Interest expense, Depreciation and amortization, and certain significant items set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our businesses, as well as executive compensation metrics, for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.
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

◦
For the Second Quarter 2015 and Year to Date 2015, we excluded a benefit related to the reversal of a portion of the product recall accrual recognized in Fiscal 2014 as this was an unusual event that affects the comparability of our financial results.

◦
For the Second Quarter 2015, Year to Date 2015 and Year to Date 2014, we excluded the loss on disposal of property and equipment as management considers the gains or losses on disposal of assets to result from investing decisions rather than ongoing operations.

	13 Weeks Ended
	July 31, 2015		August 1, 2014
(in thousands)	$’s	% of Net Sales	$’s	% of Net Sales
Net income	$7,461	2.4%	$11,845	3.4%
Income tax expense	4,730	1.5%	7,451	2.1%
Other income, net	498	0.2%	203	0.1%
Interest expense	6,225	2.0%	6,205	1.8%
Operating income	17,918	5.7%	25,298	7.3%
Depreciation and amortization	4,061	1.3%	4,825	1.4%
Product recall	(2,364)	(0.8)%	—	—%
Loss on disposal of property and equipment	5	—%	—	—%
Adjusted EBITDA	$19,620	6.3%	$30,123	8.7%

	26 Weeks Ended
	July 31, 2015		August 1, 2014
(in thousands)	$’s	% of Net Sales	$’s	% of Net Sales
Net income	$9,185	1.5%	$22,713	3.4%
Income tax expense	5,823	1.0%	13,589	2.0%
Other income, net	1,006	0.2%	340	0.1%
Interest expense	12,411	2.0%	8,130	1.2%
Operating income	26,413	4.3%	44,092	6.5%
Depreciation and amortization	8,614	1.4%	9,827	1.5%
Product recall	(2,364)	(0.4)%	—	—%
Loss on disposal of property and equipment	7	—%	20	—%
Adjusted EBITDA	$32,670	5.3%	$53,939	8.0%
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
To evaluate revenue performance for the Direct segment we use Net revenue. For our Retail segment, we use Same Store Sales as a key measure in evaluating performance. A store is included in Same Store Sales calculations on the first day it has comparable prior year sales. Stores in which the selling square footage has changed by 15% or more as a result of a remodel, expansion, reduction or relocation are excluded from Same Store Sales calculations until the first day they have comparable prior year sales. Online sales and sales generated through our in-store computer kiosks are considered revenue in our Direct segment and are excluded from Same Store Sales.
Discussion and Analysis
Second Quarter 2015 compared with the Second Quarter 2014
Net Revenue
Net revenue for the Second Quarter 2015 was $312.4 million, compared with $347.2 million in the comparable period of the prior year, a decrease of $34.8 million or 10%. The decrease was comprised of a decrease in our Direct segment of $27.8 million and a decrease in our Retail segment of $7.0 million.
Net revenue in our Direct segment was $264.7 million for the Second Quarter 2015, a decrease of $27.8 million, or 10% from the comparable period of the prior year. The decrease was attributable to declines in all of our markets. We realized declining performance in all of our major product categories, as customer acceptance of our Spring/Summer collection and our reduced promotional approach fell short of last year. The international markets were also impacted by changes in currency exchange rates which negatively impacted reported revenue by $8.2 million.
Net revenue in our Retail segment was $47.6 million for the Second Quarter 2015, a decrease of $7.0 million, or 12.9% from the comparable period of the prior year. The decrease was driven by a decrease in same store sales and a decrease in the number of Lands’ End Shops at Sears. Same store sales in the Second Quarter 2015 decreased 7.5%, driven by lower sales in the Company’s Lands’ End Shops at Sears. On July 31, 2015, the Company operated 229 Lands’ End Shops at Sears, 14 global Lands’ End Inlet stores and four international shop-in-shops compared with 247 Lands’ End Shops at Sears and 14 global Lands’ End Inlet stores on August 1, 2014.

Gross Profit
Total gross profit decreased 14% to $144.5 million and gross margin decreased 220 basis points to 46.3% of total Net revenue, in the Second Quarter 2015, compared with $168.4 million, or 48.5% of total Net revenue, for the Second Quarter 2014. The gross profit decrease was comprised of a decrease in our Direct segment of $20.7 million and a decrease in our Retail segment of $3.3 million.
Gross profit in the Direct segment was $123.3 million compared with $144.0 million for the Second Quarter 2015 and Second Quarter 2014, respectively. Gross margin in the Direct segment decreased approximately 260 basis points to 46.6% in the Second Quarter 2015 versus 49.2% in the comparable prior year period, primarily attributable to:
•110 basis points due to the impact of changes in currency exchange rates, and
•100 basis points due to a decrease in merchandise margin driven by an increasingly competitive marketplace and air freight costs related to the west coast port congestion that is now resolved.
Retail segment gross profit decreased $3.3 million to $21.1 million in the Second Quarter 2015 from $24.4 million in the Second Quarter 2014. Retail segment gross margin decreased approximately 30 basis points to 44.4% compared with 44.7% for the Second Quarter 2015 and Second Quarter 2014, respectively, driven by the timing of liquidation activities, partially offset by a slight increase in merchandise margin.
Selling and Administrative Expenses
Selling and administrative expenses were $124.9 million, or 40.0% of total Net revenue compared with $138.3 million or 39.8% of total Net revenue in the Second Quarter 2015 and Second Quarter 2014, respectively. Of the $13.4 million decrease, changes in currency exchange rates favorably impacted Selling and administrative expenses by approximately $4.1 million. The currency neutral savings were primarily attributable to decreases in incentive compensation expenses and lower marketing spend.
The Direct segment Selling and administrative expenses were $96.6 million compared with $105.4 million for the Second Quarter 2015 and Second Quarter 2014, respectively. Of the $8.8 million or 8.3% decrease, changes in currency exchange rates favorably impacted Direct Selling and administrative expenses by approximately $4.1 million. The currency neutral savings were primarily attributable to a decrease in marketing spend of $2.3 million driven by a decrease in catalog circulation and a decrease in incentive compensation of $2.8 million.
The Retail segment Selling and administrative expenses were $20.5 million compared with $23.4 million for the Second Quarter 2015 and Second Quarter 2014, respectively. The $2.9 million or 12.4% decrease was primarily attributable to a decrease in store personnel related expenses of $1.4 million, a decrease in marketing spend of $0.7 million, and lower occupancy costs of $0.5 million attributable to fewer store locations.
Corporate / other Selling and administrative expenses were $7.8 million compared with $9.4 million for the Second Quarter 2015 and Second Quarter 2014, respectively. The $1.6 million or 17.0% decrease was primarily attributable to changes in personnel costs which included a decrease in incentive compensation of $2.4 million partially offset by an increase in non-incentive personnel expenses of $1.0 million.
Depreciation and Amortization
Depreciation and amortization expense decreased 15.8% to $4.1 million in the Second Quarter 2015 from $4.8 million in Second Quarter 2014 primarily attributable to an increase in fully depreciated assets.

Other Operating (Income) / Expense, Net
Other operating (income) / expense, net was primarily related to the reversal of approximately $2.4 million of the product recall accrual that was recognized and recorded in the fourth quarter of 2014. The customer return rates for the recalled products have been below estimates despite efforts by the Company to contact impacted customers
Operating Income

As a result of the above factors, Operating income decreased to $17.9 million in the Second Quarter 2015 from $25.3 million in Second Quarter 2014.
Interest Expense
Interest expense was unchanged at $6.2 million in the Second Quarter 2015 compared to the Second Quarter 2014.
Income Tax Expense
Income tax expense was $4.7 million for the Second Quarter 2015 compared with $7.5 million in the Second Quarter 2014. The decrease was primarily attributable to lower Operating income. The effective tax rate was 38.8% in the Second Quarter 2015 compared with 38.6% in the Second Quarter 2014.
Net Income
As a result of the above factors, Net income decreased to $7.5 million and diluted earnings per share decreased to $0.23 in the Second Quarter 2015 compared with Net income of $11.8 million and diluted earnings per share of $0.37 in the Second Quarter 2014. The product recall accrual adjustment favorably impacted Net income by $1.4 million (after tax) and earnings per share by $0.05.
Adjusted EBITDA
As a result of the above factors, Adjusted EBITDA, which excludes the impact of the product recall accrual adjustment, decreased 35% to $19.6 million in the Second Quarter 2015 from $30.1 million in the Second Quarter 2014.
Year to Date 2015 compared with the Year to Date 2014
Net Revenue
Net revenue for the Year to Date 2015 was $611.8 million, compared with $677.7 million in the comparable period of the prior year, a decrease of $65.9 million or 10%. The decrease was comprised of a decrease in our Direct segment of $50.5 million and a decrease in our Retail segment of $15.4 million.
Net revenue in our Direct segment was $518.1 million for the Year to Date 2015, a decrease of $50.5 million, or 9% from the comparable period of the prior year. The decrease was attributable to declines in all of our markets. We realized declining performance in all of our major product categories, as customer acceptance of our Spring/Summer collection and our reduced promotional approach fell short of last year. The international markets were also impacted by changes in currency exchange rates which negatively impacted reported revenue by $17.1 million.
Net revenue in our Retail segment was $93.6 million for the Year to Date 2015, a decrease of $15.5 million, or 14% from the comparable period of the prior year. The decrease was attributable to a decrease in same store sales and a decrease in the number of Lands’ End Shops at Sears. Same store sales in the Year to Date 2015 decreased 10%, driven by lower sales in the Company’s Lands’ End Shops at Sears. On July 31, 2015, the Company operated 229 Lands’ End Shops at Sears, 14 global Lands’ End Inlet stores and four international shop-in-shops compared with 247 Lands’ End Shops at Sears and 14 global Lands’ End Inlet stores on August 1, 2014.

Gross Profit
Total gross profit decreased 12% to $291.1 million and gross margin decreased 120 basis points to 47.6% of total Net revenue, compared with $330.4 million, or 48.8% of total Net revenue, for the Year to Date 2015 and Year to Date 2014, respectively.
Gross profit in the Direct segment was $248.6 million compared with $280.9 million for the Year to Date 2015 and Year to Date 2014, respectively. The decrease in Gross profit is largely attributable to lower revenue. Gross margin in the Direct segment decreased approximately 140 basis points to 48.0% in the Year to Date 2015 versus 49.4% in the comparable prior year period, primarily attributable to changes in currency exchange rates and decreased merchandise margin driven by an increasingly competitive marketplace and air freight costs related to the west coast port congestion that is now resolved.
Retail segment gross profit decreased $7.2 million to $42.3 million in the Year to Date 2015 from $49.5 million in the Year to Date 2014. Retail segment gross margin decreased approximately 20 basis points to 45.2% compared with 45.4% for the Year to Date 2015 and Year to Date 2014, respectively.
Selling and Administrative Expenses
Selling and administrative expenses were $258.4 million, or 42.2% of total Net revenue compared with $276.5 million or 40.8% of total Net revenue in the Year to Date 2015 and Year to Date 2014, respectively. The $18.1 million decrease was attributable to a $12.8 million decrease in the Direct segment, a $4.7 million decrease in the Retail segment, and a $0.6 million decrease in the Corporate segment. Selling and administrative expenses were favorably impacted by $8.5 million during the Year to Date 2015 period due to changes in currency exchange rates.
The Direct segment Selling and administrative expenses were $200.3 million compared with $213.1 million for the Year to Date 2015 and Year to Date 2014, respectively. The $12.8 million or 6% decrease was primarily due to changes in the currency exchange rates which impacted Direct Selling and administrative expenses by $8.4 million. The currency neutral savings were attributable to a decrease in non-incentive personnel costs of $2.1 million, largely attributable to lower volume, a decrease in marketing spend of $1.2 million driven by reduction in catalog circulation, and a decrease in incentive compensation of $3.3 million.
The Retail segment Selling and administrative expenses were $41.5 million compared with $46.2 million for the Year to Date 2015 and Year to Date 2014, respectively. The $4.7 million or 10% decrease was primarily attributable to a decrease in store personnel related expenses of $3.0 million, a $0.9 million decrease in marketing spend and a $0.7 million decrease in occupancy costs attributable to operating fewer store locations.
Corporate / other Selling and administrative expenses were $16.6 million compared with $17.2 million for the Year to Date 2015 and Year to Date 2014, respectively. The $0.6 million or 3.5% decrease was primarily attributable to a decrease in incentive compensation of $2.9 million partially offset by an increase in non-incentive personnel costs of $2.6 million.
Depreciation and Amortization
Depreciation and amortization expense decreased 12.2% to $8.6 million in the Year to Date 2015 from $9.8 million in the Year to Date 2014 primarily attributable to an increase in fully depreciated assets.
Other Operating (Income) / Expense, Net
Other operating (income) / expense, net was primarily related to the reversal of approximately $2.4 million of the product recall accrual that was recognized and recorded in the fourth quarter of 2014. The customer return rates for the recalled products have been below estimates despite efforts by the Company to contact impacted customers.
Operating Income

As a result of the above factors, Operating income decreased to $26.4 million in the Year to Date 2015 from $44.1 million in the Year to Date 2014.
Interest Expense
Interest expense increased to $12.4 million in the Year to Date 2015 compared with $8.1 million in the Year to Date 2014. There were two additional months of interest expense in the Year to Date 2015 compared with the Year to Date 2014.
Income Tax Expense
Income tax expense was $5.8 million for the Year to Date 2015 compared with $13.6 million in the Year to Date 2014. The decrease was primarily attributable to lower Operating income and increased Interest expense. The effective tax rate was 38.8% in the Year to Date 2015 compared with 37.4% in the Year to Date 2014. The increase in the effective rate was attributable to certain discrete beneficial items associated with the Separation in the Year to Date 2014.
Net Income
As a result of the above factors, Net income decreased to $9.2 million and diluted earnings per share decreased to $0.29 in the Year to Date 2015 compared with Net income of $22.7 million and diluted earnings per share of $0.71 in the Year to Date 2014. The product recall accrual adjustment favorably impacted Net income by $1.4 million (after tax) and earnings per share by $0.05.
Adjusted EBITDA
As a result of the above factors, Adjusted EBITDA, which excludes the impact of the product recall accrual adjustment, decreased 39% to $32.7 million in the Year to Date 2015 from $53.9 million in the Year to Date 2014.

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
Description of Material Indebtedness
Debt Arrangements
Lands’ End entered into an asset-based senior secured credit agreement, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders, which provides for maximum borrowings of $175 million under the ABL Facility for Lands’ End, subject to a borrowing base, with a $30.0 million sub facility for the UK Borrower. The ABL Facility has a sub-limit of $70 milllion for domestic letters of credit and a sub-limit of $15 million for letters of credit for the UK Borrower. The ABL Facility is available for working capital and other general corporate purposes, and was undrawn at July 31, 2015 and August 1, 2014, other than for letters of credit. The Company had borrowing availability under the ABL Facility of $163.7 million as of July 31, 2015, net of outstanding letters of credit of $11.3 million.
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

Customary agency fees are payable pursuant to the terms of the Facilities. The ABL Facility fees also include (i) commitment fees, based on a percentage ranging from approximately 0.25% to 0.38% of the daily unused portions of the facility, and (ii) customary letter of credit fees.
Representations and Warranties; Covenants
Subject to specified exceptions, the Facilities contain various representations and warranties and restrictive covenants that, among other things, restrict the ability of Lands’ End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the ABL Facility falls below the greater of 10% of the loan cap amount or $15 million, Lands’ End will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Facilities do not otherwise contain financial maintenance covenants. The Company was in compliance with all financial covenants related to the Facilities as of July 31, 2015.
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
Cash Flows from Operating Activities
Operating activities generated net cash of $3.4 million for the Year to Date 2015 compared with a cash generated from operating activities of $105.2 million for the Year to Date 2014 due to:

•	Increased inventory purchases to replenish inventory levels, as beginning inventory for Fiscal 2015 was $69 million more than beginning inventory for Fiscal 2014,

•	Lower Operating income, primarily due to decreased Net revenue, and

•	The one time impact of items in the prior year that were settled through inter-company transactions with our former parent prior to the separation.
Cash Flows from Investing Activities
Net cash used in investing activities was $13.5 million and $5.7 million for the Year to Date 2015 and Year to Date 2014, respectively. Cash used in investing activities for both periods was primarily used for investments to update our information technology infrastructure and property and equipment.
For 2015, we plan to invest a total of approximately $25.0 million to $30.0 million in capital expenditures for strategic investments and infrastructure, primarily associated with our ERP investment, other technology investments and general corporate needs.
Cash Flows from Financing Activities
Net cash used by financing activities was $2.6 million for the Year to Date 2015 compared with net cash provided by financing activities of $11.1 million for the Year to Date 2014.
Financing activities in the Year to Date 2015 consisted of two quarterly payments for the Term Loan. Financing activities in the Year to Date 2014 consisted of cash proceeds of $515.0 million from our Term Loan Facility and a $8.8 million, net, contribution from Sears Holdings, offset by a $500.0 million dividend paid to a subsidiary of Sears Holdings Corporation prior to the Separation, $11.3 million of debt issuance costs related to the Facilities and a quarterly payment for the Term Loan.
Contractual Obligations and Off-Balance-Sheet Arrangements
There have been no material changes to our contractual obligations and off-balance-sheet arrangements as discussed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2015.
Financial Instruments with Off-Balance-Sheet Risk
Lands’ End entered into the ABL Facility, which provides for maximum borrowings of $175.0 million for Lands’ End, subject to a borrowing base, with a $30.0 million sub facility for the UK Borrower. The ABL Facility has a sub-limit of $70.0 million for domestic letters of credit and a sub-limit of $15.0 million for letters of credit for the UK Borrower. The ABL Facility is available for working capital and other general corporate purposes, and was undrawn at July 31, 2015 and August 1, 2014, other than for letters of credit. The Company had borrowing availability under the ABL Facility of $163.7 million as of July 31, 2015, net of outstanding letters of credit of $11.3 million.

In addition, Lands’ End has a $2.2 million foreign subsidiary credit facility that is supported by a Lands’ End, Inc. guarantee. This credit facility guarantees and allows for deferred payment of custom duties. This credit facility was not utilized during the Year to Date 2015 and Year to Date 2014.

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

As previously discussed, Lands' End reviews the Company's indefinite-lived intangible asset, the Lands’ End trade name, for impairment by comparing the carrying amount of the asset to the fair value. The Company considers the income approach when testing the intangible asset with indefinite life for impairment on an annual basis. Lands' End determined that the income approach, specifically the relief from royalty method, was most appropriate for analyzing the Company's indefinite-lived asset. This method is based on the assumption that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset class. The relief from royalty method involves two steps: (1) estimation of reasonable royalty rates for the assets and (2) the application of these royalty rates to a revenue stream and discounting the resulting cash flows to determine a value. The Company multiplied the selected royalty rate by the forecasted net sales stream to calculate the cost savings (relief from royalty payment) associated with the asset. The cash flows are then discounted to present value by the selected discount rate and compared to the carrying value of the asset.
During Fiscal 2014, Fiscal 2013 and Fiscal 2012, the fair value of the indefinite-lived intangible asset exceeded its carrying value and, as such, the Company did not record any intangible asset impairment charges. The fair value of our indefinite-lived intangible asset exceeded its carrying value by 12% as of the date of our latest annual impairment test. However, a continued decline in revenues could negatively impact the Company's future revenue forecasts and as a result the calculated fair value of the indefinite-lived intangible assets.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in currency rates. A significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of July 31, 2015, we had $33.2 million of cash denominated in foreign currencies, principally in British Pound Sterling, Euros and Yen. We do not enter into financial instruments for trading purposes or hedging and have not used any derivative financial instruments. We do not consider our foreign earnings to be permanently reinvested.
We are subject to interest rate risk with our Term Loan Facility and our ABL Facility, as both require us to pay interest on outstanding borrowings at variable rates. Each one percentage point change in interest rates associated with the Term Loan Facility would result in a $1.0 million change in our annual cash interest expenses. Assuming our ABL Facility was fully drawn to a principal amount equal to $175.0 million, each one percentage point change in interest rates would result in a $1.8 million change in our annual cash interest expense.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based on their evaluation for the period covered by this Quarterly Report on Form 10-Q, Lands’ End’s President and Chief Executive Officer and Executive Vice President, Chief Operating Officer/Chief Financial Officer and Treasurer have concluded that, as of July 31, 2015, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the Company’s second fiscal quarter ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
See Part I, Item 1 "Financial Statements - Notes to Consolidated and Combined Financial Statements," Note 11 Commitments and Contingencies - Legal Proceedings for additional information regarding legal proceedings (incorporated herein by reference).
ITEM 1A. RISK FACTORS
There have been no material changes with respect to the factors disclosed in our Annual Report filed on Form 10-K for the year ended January 30, 2015, which was filed with the SEC on April 17, 2015.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the Year to Date 2015 and Year to Date 2014, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.
ITEM 5: OTHER INFORMATION
We are pursuing initiatives that are intended to develop a stronger product offering, marketing proposition, go-to-market strategy, and operating platform. These initiatives include efforts to improve our product appeal, reinforce our core business for our classic consumer, introduce more relevant products to attract new customers, gain a broader market share internationally, improve the overall shopping experience in our Direct segment, and create a marketing and messaging campaign that is intended to improve our brand identity and awareness.  One or more of these initiatives may not be accepted by our customers, which may result in the Company’s sales being less than we anticipate; and no assurance can be given that our strategy and offerings will be successful and will not have a material adverse effect on our reputation, financial condition and operating results.

ITEM 6. EXHIBITS
The following documents are filed as exhibits hereto:

3.1
Amended and Restated Certificate of Incorporation of Lands’ End, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Lands’ End, Inc. on March 20, 2014 (File No. 001-09769)).

3.2	Amended and Restated Bylaws of Lands’ End, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on April 8, 2014 (File No. 001-09769)).

10.1	First Amendment to Master Lease Agreement, by and between Sears, Roebuck and Co. and Lands’ End, Inc., effective on July 6, 2015.*

10.2	First Amendment to Master Sublease Agreement, by and between Sears, Roebuck and Co. and Lands’ End, Inc., effective on July 6, 2015.*

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Confidential treatment requested as to certain terms in this exhibit; these terms have been omitted from this filing and filed separately with the Securities and Exchange Commission.

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

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

Dated: September 3, 2015