Form 10-Q
period 2015-10-30
LANDS' END, INC.
filed 2015-12-03
CIK 799288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 30, 2015
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
As of December 2, 2015, the registrant had 31,991,343 shares of common stock, $0.01 par value, outstanding.

LANDS’ END, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED OCTOBER 30, 2015

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LANDS’ END, INC.
Condensed Consolidated and Combined Statements of Operations
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(in thousands except per share data)	October 30, 2015	October 31, 2014	October 30, 2015	October 31, 2014
Net revenue	$334,434	$373,082	$946,235	$1,050,787
Cost of sales (excluding depreciation and amortization)	172,019	189,787	492,756	537,064
Gross profit	162,415	183,295	453,479	513,723

Selling and administrative	135,867	143,370	394,261	419,859
Depreciation and amortization	4,260	4,802	12,874	14,629
Other operating (income) expense, net	(1,009)	25	(3,366)	45
Operating income	23,297	35,098	49,710	79,190
Interest expense	6,204	6,194	18,615	14,324
Other expense (income), net	796	(507)	(210)	(847)
Income before income taxes	16,297	29,411	31,305	65,713
Income tax expense	5,572	11,420	11,395	25,009
NET INCOME	$10,725	$17,991	$19,910	$40,704
NET INCOME PER COMMON SHARE (Note 4)
Basic:	$0.34	$0.56	$0.62	$1.27
Diluted:	$0.33	$0.56	$0.62	$1.27

Basic weighted average common shares outstanding	31,991	31,957	31,975	31,957
Diluted weighted average common shares outstanding	32,059	31,971	32,042	31,965

See accompanying Notes to Condensed Consolidated and Combined Financial Statements.

LANDS’ END, INC.
Condensed Consolidated and Combined Statements of Comprehensive Operations
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 30, 2015	October 31, 2014	October 30, 2015	October 31, 2014
NET INCOME	$10,725	$17,991	$19,910	$40,704
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	260	(2,698)	925	(2,316)
COMPREHENSIVE INCOME	$10,985	$15,293	$20,835	$38,388

See accompanying Notes to Condensed Consolidated and Combined Financial Statements.

LANDS’ END, INC.
Condensed Consolidated Balance Sheets

(in thousands, except share data)	October 30, 2015	October 31, 2014	January 30, 2015
	(unaudited)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$104,986	$105,574	$221,454
Restricted cash	3,300	3,300	3,300
Accounts receivable, net	37,875	39,459	30,073
Inventories, net	436,712	403,938	301,367
Deferred tax assets	—	—	3,438
Prepaid expenses and other current assets	42,187	40,361	31,408
Total current assets	625,060	592,632	591,040
Property and equipment, net	105,661	99,070	101,223
Goodwill	110,000	110,000	110,000
Intangible assets, net	528,300	529,369	528,712
Other assets	20,335	22,942	22,462
TOTAL ASSETS	$1,389,356	$1,354,013	$1,353,437
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$151,429	$157,674	$132,796
Deferred tax liabilities	2,526	2,850	—
Other current liabilities	107,596	121,924	107,553
Total current liabilities	261,551	282,448	240,349
Long-term debt	502,125	507,275	505,988
Long-term deferred tax liabilities	182,400	172,930	184,483
Other liabilities	16,390	17,439	18,424
TOTAL LIABILITIES	962,466	980,092	949,244
Commitments and contingencies
STOCKHOLDERS' EQUITY
Common stock, par value $0.01- authorized: 480,000,000 shares; issued and outstanding: 31,991,343, 31,956,521, 31,956,521	320	320	320
Additional paid-in capital	344,156	342,130	342,294
Retained earnings	88,787	35,782	68,877
Accumulated other comprehensive loss	(6,373)	(4,311)	(7,298)
Total stockholders’ equity	426,890	373,921	404,193
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,389,356	$1,354,013	$1,353,437

See accompanying Notes to Condensed Consolidated and Combined Financial Statements.

LANDS’ END, INC.
Condensed Consolidated and Combined Statements of Cash Flows
(Unaudited)

	39 Weeks Ended
(in thousands)	October 30, 2015	October 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,910	$40,704
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	12,874	14,629
Product recall	(3,371)	—
Amortization of debt issuance costs	1,313	1,092
Stock-based compensation	2,307	1,954
Loss on disposal of property and equipment	5	45
Deferred income taxes	3,381	7,730
Change in operating assets and liabilities:
Inventories	(134,690)	(36,306)
Accounts payable	20,078	44,989
Other operating assets	(18,124)	(23,402)
Other operating liabilities	1,523	34,123
Net cash (used in) provided by operating activities	(94,794)	85,558
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(18,117)	(11,141)
Net cash used in investing activities	(18,117)	(11,141)
CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from Sears Holdings, net	—	8,784
Proceeds from issuance of long-term debt	—	515,000
Payments on term loan facility	(3,863)	(2,575)
Debt issuance costs	—	(11,433)
Dividend paid to a subsidiary of Sears Holdings Corporation	—	(500,000)
Net cash (used in) provided by financing activities	(3,863)	9,776
Effects of exchange rate changes on cash	306	(1,030)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(116,468)	83,163
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	221,454	22,411
CASH AND CASH EQUIVALENTS, END OF PERIOD	$104,986	$105,574
SUPPLEMENTAL CASH FLOW INFORMATION:
Unpaid liability to acquire property and equipment	$2,695	$2,030
Income taxes paid	$19,714	$13,013
Interest paid	$17,037	$13,020

See accompanying Notes to Condensed Consolidated and Combined Financial Statements.

LANDS’ END, INC.
Condensed Consolidated and Combined Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Net Parent Company Investment	Total Stockholders' Equity
(in thousands except share data)	Shares	Amount
Balance at January 31, 2014	—	$—	$—	$—	$(1,995)	$794,309	$792,314
Net income	—	—	—	35,782	—	4,922	40,704
Cumulative translation adjustment, net of tax	—	—	—	—	(2,316)	—	(2,316)
Stock-based compensation	—	—	1,954	—	—	—	1,954
Contribution from parent company, net	—	—	—	—	—	8,784	8,784
Dividend paid to parent company	—	—	—	—	—	(500,000)	(500,000)
Separation related adjustments	—	—	—	—	—	32,481	32,481
Reclassification of net parent company investment to common stock and additional paid-in capital in conjunction with the separation	31,956,521	320	340,176	—	—	(340,496)	—
Balance at October 31, 2014	31,956,521	$320	$342,130	$35,782	$(4,311)	$—	$373,921

Balance at January 30, 2015	31,956,521	$320	$342,294	$68,877	$(7,298)	$—	$404,193
Net income	—	—	—	19,910	—	—	19,910
Cumulative translation adjustment, net of tax	—	—	—	—	925	—	925
Stock-based compensation		—	2,307	—	—	—	2,307
Vesting of restricted stock	52,623	—	—	—	—	—	—
Restricted stock shares surrendered for taxes	(17,801)	—	(445)	—	—	—	(445)
Balance at October 30, 2015	31,991,343	$320	$344,156	$88,787	$(6,373)	$—	$426,890

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
Terms that are commonly used in the Company's notes to condensed consolidated and combined financial statements are defined as follows:
• ABL Facility - Asset-based senior secured credit agreement, dated as of April 4, 2014, with Bank of America, N.A and certain other lenders
• Adjusted EBITDA - Adjusted Earnings before Interest, Taxes, Depreciation and Amortization, Other Income, net, and certain significant items
• ASC - FASB Accounting Standards Codification, which serves as the source for authoritative GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative GAAP for SEC registrants
ASU - FASB Accounting Standards Update
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
• Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders
• SYW - Shop Your Way member loyalty program
• Tax Sharing Agreement - A tax sharing agreement entered into by Sears Holdings Corporation and Lands' End in connection with the Separation
• Term Loan Facility - Term loan credit agreement, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders
• Third Quarter 2015 - The thirteen weeks ended October 30, 2015
• Third Quarter 2014 - The thirteen weeks ended October 31, 2014

• UTBs - Gross unrecognized tax benefits related to uncertain tax positions
• Year to Date 2015 - The thirty-nine weeks ended October 30, 2015
• Year to Date 2014 - The thirty-nine weeks ended October 31, 2014
On March 14, 2014, the board of directors of Sears Holdings approved the distribution of the issued and outstanding shares of Lands’ End common stock on the basis of 0.300795 shares of Lands’ End common stock for each share of Sears Holdings Corporation common stock held on March 24, 2014. Sears Holdings Corporation distributed 100 percent of the outstanding common stock of Lands’ End to its shareholders on April 4, 2014.
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
As of October 30, 2015, the Company had gross UTBs of $8.2 million. Of this amount, $5.3 million would, if recognized, impact its effective tax rate, with the remaining amount being comprised of UTBs related to gross temporary differences or other indirect benefits. Pursuant to the Tax Sharing Agreement, Sears Holdings Corporation is generally responsible for all United States federal, state and local UTBs through the date of the Separation and, as such, an indemnification asset from Sears Holdings Corporation for the pre-Separation UTBs is recorded in Other assets in the Condensed Consolidated Balance Sheets.
The Company classifies interest expense and penalties related to UTBs and interest income on tax overpayments as components of income tax expense. As of October 30, 2015, the total amount of interest expense and penalties recognized on our balance sheet was $5.5 million ($3.6 million net of federal benefit). The total amount of net interest expense recognized in the Condensed Consolidated and Combined Statements of Operations was insignificant for all periods presented. The Company files income tax returns in both the United States and various foreign jurisdictions. The Company is under examination by various income tax jurisdictions for the years 2009 to 2014.
Impacts of Separation
Prior to the Separation, the tax provision and related tax accounts represented the tax attributable to the Company as if the Company filed a separate tax return. However, the computed obligations were settled through Sears Holdings Corporation.

As a result of the Separation, the Company began filing its own income tax returns and, as a result certain tax attributes previously included in Net parent company investment were reclassified. Specifically, subsequent to the Separation the Company reclassified (i) $30.4 million of deferred tax assets related primarily to foreign tax credits; and (ii) a $13.7 million reserve, including $5.0 million of accrued interest and penalties, for uncertain tax positions out of Net parent company investment and into Deferred tax liabilities and Other liabilities, respectively. In addition, pursuant to the Tax Sharing Agreement, at Separation a $13.7 million receivable was recorded by the Company to reflect the indemnification by Sears Holdings Corporation of the pre-Separation UTBs for which Sears Holdings is responsible. This receivable has been included in Other assets in the Condensed Consolidated Balance Sheets and is $13.5 million at October 30, 2015.
During the Third Quarter 2015, Sears Holdings settled tax audits in certain state tax jurisdictions related to pre-Separation. As a result, the Company has re-evaluated the reserves for the pre-Separation period and recorded a $1.2 million reduction in income tax expense, before consideration of federal income tax benefit. Under the Tax Sharing Agreement, Sears Holdings indemnifies the Company for such liabilities and, as a result, the Company reduced the indemnification receivable by $1.2 million; such reduction was reflected as a decrease in Other assets in the Condensed Consolidated Balance Sheets and as Other expense (income), net in the Condensed Consolidated and Combined Statements of Operations.
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
The following table summarizes the Company’s stock-based compensation expense, which is included in Selling and administrative expense in the Condensed Consolidated and Combined Statements of Operations:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 30, 2015	October 31, 2014	October 30, 2015	October 31, 2014
Performance Awards	$315	$1,086	$1,096	$1,804
Deferred Awards	471	86	1,211	150
Total stock-based compensation expense	$786	$1,172	$2,307	$1,954
Awards Granted Year to Date 2015
The Company granted Deferred Awards to various employees during the Year to Date 2015, which generally vest in full after a three year period. There were no Performance Awards granted in the Year to Date 2015.

Changes in the Company’s Unvested Stock Awards Year to Date 2015
Deferred Awards

(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Deferred Awards, as of January 31, 2015	44	$28.01
Granted	145	32.47
Vested	(9)	28.02
Forfeited	(13)	28.26
Unvested Deferred Awards, as of October 30, 2015	167	31.84
Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $4.1 million as of October 30, 2015, which will be recognized over a weighted average period of approximately 2.3 years.
Performance Awards

(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Performance Awards, as of January 31, 2015	197	$28.01
Granted	—	—
Vested	(43)	27.86
Forfeited	(37)	28.30
Unvested Performance Awards, as of October 30, 2015	117	27.97
Total unrecognized stock-based compensation expense related to unvested Performance Awards approximated $1.4 million as of October 30, 2015, which will be recognized over a weighted average period of approximately 1.6 years.
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
The following table summarizes the components of basic and diluted earnings per share:

	13 Weeks Ended		39 Weeks Ended
(in thousands, except per share amounts)	October 30, 2015	October 31, 2014	October 30, 2015	October 31, 2014
Net income	$10,725	$17,991	$19,910	$40,704

Basic weighted average shares outstanding	31,991	31,957	31,975	31,957
Dilutive effect of stock awards	68	14	67	8
Diluted weighted average shares outstanding	32,059	31,971	32,042	31,965

Basic earnings per share	$0.34	$0.56	$0.62	$1.27
Diluted earnings per share	$0.33	$0.56	$0.62	$1.27

Anti-dilutive stock awards are comprised of awards which are anti-dilutive in the application of the treasury stock method and are excluded from the diluted weighted average shares outstanding. Total anti-dilutive stock awards were 129 and 126,602 shares for the Third Quarter 2015 and Year to Date 2015, respectively. There were no anti-dilutive stock awards for the Third Quarter 2014 and Year to Date 2014.
NOTE 5. OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) encompasses all changes in equity other than those arising from transactions with stockholders, and is comprised solely of foreign currency translation adjustments.

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 30, 2015	October 31, 2014	October 30, 2015	October 31, 2014
Beginning balance: Accumulated other comprehensive loss (net of tax of $3,572, $988, $3,931 and $1,211, respectively)	$(6,633)	$(1,613)	$(7,298)	$(1,995)
Other comprehensive income (loss):
Foreign currency translation adjustments (net of tax (expense) benefit of $(141), $1,654, $(500) and $1,431, respectively)	260	(2,698)	925	(2,316)
Ending balance: Accumulated other comprehensive loss (net of tax of $3,431, $2,642, $3,431 and $2,642, respectively)	$(6,373)	$(4,311)	$(6,373)	$(4,311)
No amounts were reclassified out of Accumulated other comprehensive loss during any of the periods presented.
NOTE 6. DEBT
The Company's debt consisted of the following:

	October 30, 2015		October 31, 2014		January 30, 2015
	Amount	Rate	Amount	Rate	Amount	Rate
Term Loan Facility, maturing April 4, 2021	$507,275	4.25%	$512,425	4.25%	$511,138	4.25%
ABL Facility, maturing April 4, 2019	—	—%	—	—%	—	—%
	507,275		512,425		511,138
Less: Current maturities in Other current liabilities	5,150		5,150		5,150
Long-term debt	$502,125		$507,275		$505,988

The following table summarizes the Company's borrowing availability under the ABL Facility:

	October 30, 2015	October 31, 2014	January 30, 2015
ABL maximum borrowing	175,000	175,000	175,000
Outstanding Letters of Credit	18,523	13,514	15,541
Borrowing availability under ABL	156,477	161,486	159,459
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
Representations and Warranties; Covenants
Subject to specified exceptions, the Facilities contain various representations and warranties and restrictive covenants that, among other things, restrict the ability of Lands’ End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the ABL Facility falls below the greater of 10% of the loan cap amount or $15.0 million, Lands’ End will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Facilities do not otherwise contain financial maintenance covenants. The Company was in compliance with all financial covenants related to the Facilities as of October 30, 2015.
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
Restricted cash is reflected on the Condensed Consolidated Balance Sheets at fair value. The fair value of restricted cash as of October 30, 2015, October 31, 2014 and January 30, 2015 was approximately $3.3 million based on Level 1 inputs. Restricted cash amounts are valued based upon statements received from financial institutions.
Cash and cash equivalents, accounts receivable, accounts payable and other current liabilities are reflected on the Condensed Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments.
Carrying values and fair values of long-term debt, including the short-term portion, in the Condensed Consolidated Balance Sheets are as follows:

	October 30, 2015		October 31, 2014		January 30, 2015
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including short-term portion	$507,275	$473,668	$512,425	$500,895	$511,138	$491,331
Long-term debt was valued utilizing level 2 valuation techniques based on the closing inactive market bid price on October 30, 2015, October 31, 2014, and January 30, 2015. There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis as of October 30, 2015, October 31, 2014, and January 30, 2015.

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

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 30, 2015	October 31, 2014	October 30, 2015	October 31, 2014
Amortization expense	$—	$658	$412	$1,973

The following summarizes the Company's goodwill and intangible assets:

		October 30, 2015		October 31, 2014		January 30, 2015
(in thousands)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Customer lists	10	$26,300	$26,300	$26,300	$25,231	$26,300	$25,888
Indefinite-lived intangible assets:
Trade names		528,300	—	528,300	—	528,300	—
Gross intangible assets		$554,600	$26,300	$554,600	$25,231	$554,600	$25,888
Total intangible assets, net		$528,300		$529,369		$528,712
Goodwill		$110,000		$110,000		$110,000

NOTE 9. RELATED PARTY TRANSACTIONS
According to statements on form Schedule 13D filed with the SEC by ESL, ESL beneficially owned significant portions of both the Company's and Sears Holdings Corporation's outstanding shares of common stock. Therefore, Sears Holdings Corporation, the Company's former parent company, is considered a related party both prior to and subsequent to the Separation.
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

See further descriptions of the transactions in the Company's 2015 Annual Report on Form 10-K. The components of the transactions between the Company and Sears Holdings, which exclude pass-through payments to third parties, are as follows:
Lands’ End Shops at Sears
Related party costs charged by Sears Holdings to the Company related to Lands’ End Shops at Sears are as follows:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 30, 2015	October 31, 2014	October 30, 2015	October 31, 2014
Retail services, store labor	$6,774	$7,899	$20,051	$23,208
Rent, CAM and occupancy costs	6,167	6,485	19,049	20,078
Financial services and payment processing	627	713	1,876	2,144
Supply chain costs	219	246	768	751
Total expenses	$13,787	$15,343	$41,744	$46,181
Number of Lands’ End Shops at Sears at period end	227	242	227	242
General Corporate Services
Related party costs charged by Sears Holdings to the Company for general corporate services are as follows:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 30, 2015	October 31, 2014	October 30, 2015	October 31, 2014
Sourcing	$3,632	$3,203	$7,670	$6,939
Shop Your Way	751	992	2,007	3,040
Shared services	111	150	393	409
Co-location and services	—	2	—	15
Total expenses	$4,494	$4,347	$10,070	$10,403
Use of Intellectual Property or Services
Related party revenue and costs charged by the Company to and from Sears Holdings for the use of intellectual property or services is as follows:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 30, 2015	October 31, 2014	October 30, 2015	October 31, 2014
Call center services	$674	$605	$1,343	$1,462
Lands' End business outfitters revenue	323	450	1,043	1,682
Credit card revenue	300	353	868	1,025
Royalty income	60	20	183	67
Gift card revenue (expense)	(5)	(72)	(16)	254
Total income	$1,352	$1,356	$3,421	$4,490
Call Center Services
The Company has entered into a contract with Sears Holdings Management Corporation, a subsidiary of Sears Holdings Corporation, to provide call center services in support of Sears Holdings’ SYW member loyalty program.

This income is net of agreed upon costs directly attributable to the Company providing these services. The income is included in Net revenue and costs are included in Selling and administrative expenses in the Condensed Consolidated and Combined Statements of Operations. Total call center service income included in Net revenue was $2.2 million, $2.1 million, $5.3 million and $5.6 million for the Third Quarter 2015, Third Quarter 2014, Year to Date 2015 and Year to Date 2014, respectively.
Additional Balance Sheet Information
At October 30, 2015, October 31, 2014 and January 30, 2015 the Company included $5.1 million, $5.8 million and $5.7 million in Accounts receivable, net, respectively and $9.4 million, $11.0 million and $9.1 million in Accounts payable, respectively, in the Condensed Consolidated Balance Sheets to reflect amounts due from and owed to Sears Holdings.
At October 30, 2015, October 31, 2014 and January 30, 2015 a $13.5 million, $14.1 million and $14.3 million receivable, respectively, was recorded by the Company in Other assets in the Condensed Consolidated Balance Sheets to reflect the indemnification by Sears Holdings Corporation of the pre-Separation UTBs (including penalties and interest) for which Sears Holdings Corporation is responsible Under the Tax Sharing Agreement. The Company reduced the indemnification receivable by $1.2 million in the Third Quarter 2015 as discussed in Note 2 Income Taxes.
NOTE 10. SEGMENT REPORTING
The Company is a leading multi-channel retailer of casual clothing, accessories and footwear, as well as home products, and has two reportable segments: Direct and Retail. Both segments sell similar products and provide services. Product revenues are divided by product categories: Apparel and Non-apparel. The Non-apparel revenues include accessories, footwear, and home goods. Services and other revenue includes embroidery, monogramming, gift wrapping, shipping and other services. Net revenue is aggregated by product category in the following table:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 30, 2015	October 31, 2014	October 30, 2015	October 31, 2014
Net revenue:
Apparel	$272,228	$300,398	$783,841	$862,044
Non-apparel	40,708	50,210	106,536	127,524
Services and other	21,498	22,474	55,858	61,219
Total net revenue	$334,434	$373,082	$946,235	$1,050,787
The Company identifies reportable segments according to how business activities are managed and evaluated. Each of the Company’s operating segments are reportable segments and are strategic business units that offer similar products and services but are sold either directly from its warehouses (Direct) or through its retail stores (Retail). Adjusted EBITDA is the primary measure used to make decisions on allocating resources and assessing performance of each operating segment. Adjusted EBITDA is computed as Income before taxes appearing on the Condensed Consolidated and Combined Statements of Operations net of interest expense, depreciation and amortization and other significant items that while periodically affecting the Company's results, may vary significantly from period to period and may have a disproportionate effect in a given period, which may affect comparability of results. Reportable segment assets are those directly used in or clearly allocable to an operating segment’s operations. Depreciation, amortization, and property and equipment expenditures are recognized in each respective segment. There were no material transactions between reporting segments for the Third Quarter 2015 and Third Quarter 2014 and Year to Date 2015 and Year to Date 2014.

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

Financial information by segment is presented in the following tables.
SUMMARY OF SEGMENT DATA

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 30, 2015	October 31, 2014	October 30, 2015	October 31, 2014
Net revenue:
Direct	$287,778	$320,286	$805,886	$888,889
Retail	46,597	52,776	140,166	161,831
Corporate / other	59	20	183	67
Total net revenue	$334,434	$373,082	$946,235	$1,050,787

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 30, 2015	October 31, 2014	October 30, 2015	October 31, 2014
Adjusted EBITDA:
Direct	$36,951	$47,767	$85,316	$115,550
Retail	(1,714)	816	(907)	4,102
Corporate / other	(8,689)	(8,658)	(25,191)	(25,788)
Total adjusted EBITDA	$26,548	$39,925	$59,218	$93,864

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 30, 2015	October 31, 2014	October 30, 2015	October 31, 2014
Depreciation and amortization:
Direct	$3,385	$3,822	$10,280	$11,682
Retail	510	643	1,506	1,938
Corporate / other	365	337	1,088	1,009
Total depreciation and amortization	$4,260	$4,802	$12,874	$14,629

(in thousands)	October 30, 2015	October 31, 2014	January 30, 2015
Total assets:
Direct	$1,166,991	$1,127,221	$1,023,364
Retail	79,492	80,406	67,765
Corporate / other	142,873	146,386	262,308
Total assets	$1,389,356	$1,354,013	$1,353,437

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 30, 2015	October 31, 2014	October 30, 2015	October 31, 2014
Capital expenditures:
Direct	$4,415	$4,962	$17,717	$10,393
Retail	95	310	148	452
Corporate / other	87	153	252	296
Total capital expenditures	$4,597	$5,425	$18,117	$11,141
NOTE 11. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company is party to various legal proceedings arising in the ordinary course of business. The Company's legal proceedings typically include actions include commercial, intellectual property, employment, regulatory and consumer fraud claims. Some of these actions involve complex factual and legal issues and are subject to uncertainties. At this time, the Company is not able to either predict the outcome of these legal proceedings or reasonably estimate a potential range of loss with respect to the proceedings. The Company does not believe that the outcome of any current legal proceeding would have a material adverse effect on results of operations, cash flows or financial position taken as a whole.
Beginning in 2005, the Company initiated the first of several claims in Iowa County Circuit Court against the City of Dodgeville (the "City") to recover overpaid taxes resulting from the city’s excessive property tax assessment of the Company’s headquarters campus. As of December 3, 2015, the City has refunded, as the result of various court decisions, over $4.0 million in excessive taxes and interest to the Company in the following amounts: (1) approximately $1.6 million arising from the 2005 and 2006 tax years that were recognized in the fiscal year ended January 29, 2010; (2) approximately $1.6 million arising from the 2007, 2009 and 2010 tax years, recognized in the fiscal year ended January 31, 2014; and (3) approximately $0.9 million arising from the 2008 tax year, recognized in the fiscal year ended January 30, 2015. The claims arising from 2005 and 2006 tax years are closed. The Company's claim arising from the 2008 tax year remains unresolved, with respect to a single issue, and is pending before the Wisconsin Court of Appeals. The Company's claims arising from tax years 2007 and 2009 through 2015 remain unresolved, as is the Company's administrative claim for the 2014 and 2015 are still pending before the Circuit Court on several unresolved issues. The Company believes that the potential additional aggregate recovery from the City of Dodgeville arising from the 2007 to 2015 tax years will range from $2.8 million to $4.6 million, none of which has been recorded in the Condensed Consolidated and Combined Financial Statements.
NOTE 12. SUPPLEMENTAL FINANCIAL INFORMATION
Product Recall Accrual Adjustment
On March 24, 2015 Lands' End announced a recall of selected styles of children's sleepwear that did not meet the federal flammability standard. As a result of the recall, the Company recorded a product recall accrual of $4.7 million which had the impact of reducing Operating income in the fourth quarter of Fiscal 2014. In the Third Quarter 2015 and Year to Date 2015, the Company recorded income of approximately $1.0 million and $3.4 million, respectively, in Other operating (income) expense, net in the Condensed Consolidated and Combined Statements of Operations related to the product recall accrual. The income relates to reversals of the accrual and a vendor payment received in relation to the recall. The customer return rates for the recalled products have been below estimates, despite efforts by the Company to contact impacted customers. The remaining accrual balance at October 30, 2015 was $0.1 million.
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

NOTE 13. RECENT ACCOUNTING PRONOUNCEMENTS
Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This update requires an entity to classify deferred tax liabilities and assets as noncurrent within a classified statement of financial position. ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early application is permitted as of the beginning of the interim or annual reporting period. The adoption of this guidance is not expected to have a material impact on the Company's Condensed Consolidated and Combined Financial Statements.
Simplifying the Measurement of Inventory
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. Under this ASU, non-LIFO inventory will be measured at the lower of cost and net realizable value, eliminating the options that currently exist for market valuation. The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. No other changes were made to the current guidance on inventory measurement. This guidance will be effective for Lands' End in the first quarter of its fiscal year ending January 27, 2017 and only applies to our international inventory as United States inventory is valued using LIFO. The adoption of this guidance is not expected to have a material impact on the Company's Condensed Consolidated and Combined Financial Statements.
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

As used in this Quarterly Report on Form 10-Q, references to the “Company”, “Lands' End”, “we”, “us”, “our” and similar terms refer to Lands' End, Inc. and its subsidiaries. Our fiscal year ends on the Friday preceding the Saturday closest to January 31. Other terms that are commonly used in this Quarterly Report on Form 10-Q are defined as follows:
•ABL Facility - Asset-based senior secured credit agreement, dated as of April 4, 2014, with Bank of America, N.A and certain other lenders
•ESL - ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert
•Facilities - Collectively, the ABL Facility and the Term Loan Facility
•Fiscal 2014 - The fiscal year ended January 30, 2014
•GAAP - Accounting principles generally accepted in the United States
•UK Borrower - A United Kingdom subsidiary borrower of Lands’ End under the ABL Facility
•Same Store Sales - Net sales, from stores that have been open for at least 12 full months where selling square footage has not changed by 15% or more within the past fiscal year
•SEC - United States Securities and Exchange Commission
•Sears Holdings or Sears Holdings Corporation - Sears Holdings Corporation, a Delaware Corporation, and its consolidated subsidiaries (other than, for all periods following the Separation, Lands' End)
•Sears Roebuck - Sears, Roebuck and Co., a subsidiary of Sears Holdings Company
•Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders
•Term Loan Facility - Term loan credit agreement, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders
•Third Quarter 2015 - the thirteen weeks ended October 30, 2015
•Third Quarter 2014 - the thirteen weeks ended October 31, 2014
•Year to Date 2015 - the thirty-nine weeks ended October 30, 2015
•Year to Date 2014 - the thirty-nine weeks ended October 31, 2014
Introduction
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

•
Discussion and analysis. This section highlights items affecting the comparability of our financial results and provides an analysis of our combined and segment results of operations for the 2015 and 2014 third fiscal quarter and year to date periods.

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
The success of our Retail segment depends on the performance of the Lands’ End Shops at Sears. Under the terms of the master lease agreement and master sublease agreement pursuant to which Sears Roebuck leases or subleases to us the premises for the Lands’ End Shops at Sears, Sears Roebuck has certain rights to (1) relocate our leased premises within the building in which such premises are located, subject to certain limitations, including our right to terminate the applicable lease if we are not satisfied with the new premises, and (2) terminate without liability the lease with respect to a particular Lands’ End Shop if the overall Sears store in which such Lands’ End Shop is located is closed or sold. Sears Holdings announced that it intends to continue to right-size, redeploy and highlight the value of its assets, including its real estate portfolio, in its transition from an asset-intensive, store-focused retailer and that it has entered into lease agreements with third party retailers for stand-alone stores. On July 7, 2015, Sears Holdings completed a rights offering and sale-leaseback transaction (the “Seritage transaction”) with Seritage Growth Properties (“Seritage”), a recently formed, independent publicly traded real estate investment trust. Sears Holdings disclosed that as part of the Seritage transaction, it sold 235 properties to Seritage (the “REIT properties”) along with Sears Holdings’ 50% interest in each of three real estate joint ventures (collectively, the “JVs”). Sears Holdings also disclosed that it contributed 31 properties to the JVs (the “JV properties”). As of October 30, 2015, 59 of the REIT properties contained a Lands’ End Shop and 15 of the JV properties contained a Lands’ End Shop, the leases with respect to which Sears Roebuck retained for its own account. Sears Holdings disclosed that Seritage and the JVs have a recapture right with respect to approximately 50% of the space within the stores at the REIT properties and JV properties (subject to certain exceptions), and with respect to nine of the stores that contain a Lands’ End Shop, Seritage has the additional right to recapture 100% of the space within the Sears Roebuck store. If Sears Roebuck continues to dispose of retail stores that contain Lands’ End Shops, and/or offer us relocation alternatives for Lands’ End Shops that are less attractive than the current premises, our business and results of operations could be adversely affected. On October 30, 2015 the Company operated 227 Lands’ End Shops at Sears, compared with 242 Lands’ End Shops at Sears on October 31, 2014.
Seasonality
We experience seasonal fluctuations in our net revenue and operating results and historically have realized a significant portion of our net sales and earnings for the year during our fourth fiscal quarter. We generated approximately 34% of our net sales in the fourth fiscal quarter of the past three years. Thus, lower than expected fourth quarter net revenue could have an adverse impact on our annual operating results.
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

Results of Operations
The following table sets forth, for the periods indicated, selected income statement data:

	13 Weeks Ended
	October 30, 2015		October 31, 2014
(in thousands)	$’s	% of Net revenue	$’s	% of Net revenue
Net revenue	$334,434	100.0%	$373,082	100.0%
Cost of sales (excluding depreciation and amortization)	172,019	51.4%	189,787	50.9%
Gross profit	162,415	48.6%	183,295	49.1%
Selling and administrative	135,867	40.6%	143,370	38.4%
Depreciation and amortization	4,260	1.3%	4,802	1.3%
Other operating (income) expense, net	(1,009)	(0.3)%	25	—%
Operating income	23,297	7.0%	35,098	9.4%
Interest expense	6,204	1.9%	6,194	1.7%
Other expense (income), net	796	0.2%	(507)	(0.1)%
Income before income taxes	16,297	4.9%	29,411	7.9%
Income tax expense	5,572	1.7%	11,420	3.1%
Net income	$10,725	3.2%	$17,991	4.8%

	39 Weeks Ended
	October 30, 2015		October 31, 2014
(in thousands)	$’s	% of Net revenue	$’s	% of Net revenue
Net revenue	$946,235	100.0%	$1,050,787	100.0%
Cost of sales (excluding depreciation and amortization)	492,756	52.1%	537,064	51.1%
Gross profit	453,479	47.9%	513,723	48.9%
Selling and administrative	394,261	41.7%	419,859	40.0%
Depreciation and amortization	12,874	1.4%	14,629	1.4%
Other operating (income) expense, net	(3,366)	(0.4)%	45	—%
Operating income	49,710	5.3%	79,190	7.5%
Interest expense	18,615	2.0%	14,324	1.4%
Other expense (income), net	(210)	—%	(847)	(0.1)%
Income before income taxes	31,305	3.3%	65,713	6.3%
Income tax expense	11,395	1.2%	25,009	2.4%
Net income	$19,910	2.1%	$40,704	3.9%
Depreciation and amortization is not included in our cost of sales because we are a reseller of inventory and do not believe that including depreciation and amortization is meaningful. As a result, our gross margins may not be comparable to other entities that include depreciation and amortization related to the sale of their product in their gross margin measure.
Net Income and Adjusted EBITDA
We recorded Net income of $10.7 million and $18.0 million for the Third Quarter 2015 and Third Quarter 2014, respectively. We recorded Net income of $19.9 million and $40.7 million for the Year to Date 2015 and Year to Date 2014, respectively. In addition to our Net income determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted EBITDA measurement. Adjusted EBITDA is computed as Net income appearing on the Condensed Consolidated and Combined Statements of Operations net of Income tax expense, Other (income) expense, net, Interest expense, Depreciation and amortization, and certain significant items set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our businesses, as well as executive compensation metrics, for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.
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

◦
For the Third Quarter 2015 and Year to Date 2015, we excluded benefits related to reversals of portions of the product recall accrual recognized in Fiscal 2014, and related vendor payments as these were unusual events that affect the comparability of our financial results.

◦
For the Third Quarter 2015, Third Quarter 2014, Year to Date 2015 and Year to Date 2014, we excluded the gain or loss on disposal of property and equipment as management considers the gains or losses on disposal of assets to result from investing decisions rather than ongoing operations.

	13 Weeks Ended
	October 30, 2015		October 31, 2014
(in thousands)	$’s	% of Net revenue	$’s	% of Net revenue
Net income	$10,725	3.2%	$17,991	4.8%
Income tax expense	5,572	1.7%	11,420	3.1%
Other expense (income), net	796	0.2%	(507)	(0.1)%
Interest expense	6,204	1.9%	6,194	1.7%
Operating income	23,297	7.0%	35,098	9.4%
Depreciation and amortization	4,260	1.3%	4,802	1.3%
Product recall	(1,007)	(0.3)%	—	—%
(Gain) loss on disposal of property and equipment	(2)	—%	25	—%
Adjusted EBITDA	$26,548	7.9%	$39,925	10.7%

	39 Weeks Ended
	October 30, 2015		October 31, 2014
(in thousands)	$’s	% of Net revenue	$’s	% of Net revenue
Net income	$19,910	2.1%	$40,704	3.9%
Income tax expense	11,395	1.2%	25,009	2.4%
Other expense (income), net	(210)	—%	(847)	(0.1)%
Interest expense	18,615	2.0%	14,324	1.4%
Operating income	49,710	5.3%	79,190	7.5%
Depreciation and amortization	12,874	1.4%	14,629	1.4%
Product recall	(3,371)	(0.4)%	—	—%
Loss on disposal of property and equipment	5	—%	45	—%
Adjusted EBITDA	$59,218	6.3%	$93,864	8.9%
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
Discussion and Analysis
Third Quarter 2015 compared with the Third Quarter 2014
Net Revenue
Net revenue for the Third Quarter 2015 was $334.4 million, compared with $373.1 million in the comparable period of the prior year, a decrease of $38.7 million or 10.4%. The decrease was comprised of a decrease in our Direct segment of $32.5 million and a decrease in our Retail segment of $6.2 million.
Net revenue in our Direct segment was $287.8 million for the Third Quarter 2015, a decrease of $32.5 million, or 10.1% from the comparable period of the prior year. During the quarter Net revenue was impacted by internal and external factors. The decrease was primarily attributable to internal factors which include a reduced promotional approach, planned reduction in catalog circulation, and a lack of customer acceptance of the product offering. These internal factors were partially offset by increased Net revenue attributable to our new marketing strategies. External factors that contributed to the decrease in Net revenue during the quarter include operating in a highly promotional retail environment and unseasonably warm weather compared to last year. The international markets were also impacted by changes in currency exchange rates which negatively impacted reported revenue by $5.0 million. Excluding the impact of currency exchange rates, international Net revenue increased slightly.
Net revenue in our Retail segment was $46.6 million for the Third Quarter 2015, a decrease of $6.2 million, or 11.7% from the comparable period of the prior year. The decrease was driven by an 8.9% decrease in same store sales, and a decrease in the number of Lands’ End Shops at Sears. The same store sales decrease was attributable to the same factors which impacted our direct segment as well as declining traffic at our Lands' End Shops at Sears. On October 30, 2015, the Company operated 227 Lands’ End Shops at Sears, 14 global Lands’ End Inlet stores and five international shop-in-shops compared with 242 Lands’ End Shops at Sears, 14 global Lands’ End Inlet stores and five international shop-in-shops on October 31, 2014.
Gross Profit
Total gross profit decreased 11% to $162.4 million and gross margin decreased 50 basis points to 48.6% of total Net revenue, in the Third Quarter 2015, compared with $183.3 million, or 49.1% of total Net revenue, for the Third Quarter 2014. The gross profit decrease was comprised of a decrease in our Direct segment of $17.6 million and a decrease in our Retail segment of $3.3 million.
Gross profit in the Direct segment was $141.9 million compared with $159.5 million for the Third Quarter 2015 and Third Quarter 2014, respectively. Gross margin in the Direct segment decreased approximately 50 basis points to 49.3% in the Third Quarter 2015 versus 49.8% in the comparable prior year period, primarily attributable to the negative effect of changes in foreign exchange rates.
Retail segment gross profit decreased $3.3 million to $20.5 million in the Third Quarter 2015 from $23.8 million in the Third Quarter 2014. Retail segment gross margin decreased approximately 110 basis points to 44.0% compared with 45.1% for the Third Quarter 2015 and Third Quarter 2014, respectively, driven by increased promotional activity.
Selling and Administrative Expenses
Selling and administrative expenses were $135.9 million, or 40.6% of total Net revenue compared with $143.4 million or 38.4% of total Net revenue in the Third Quarter 2015 and Third Quarter 2014, respectively. The decrease in Selling and administrative expenses was primarily due to a decrease of $6.8 million in the Direct segment and a decrease of $0.8 million in the Retail segment. Of the $7.5 million decrease, changes in currency exchange rates favorably impacted Selling and administrative expenses by approximately $2.4 million. Excluding impacts of foreign currency exchange, savings were primarily attributable to lower marketing investment and a decrease in incentive compensation expenses.
The Direct segment Selling and administrative expenses were $104.9 million compared with $111.7 million for the Third Quarter 2015 and Third Quarter 2014, respectively. Of the $6.8 million or 6.1% decrease, changes in currency exchange rates favorably impacted Selling and administrative expenses by $2.4 million. The currency neutral decrease of $4.3 million was primarily attributable to a decrease in marketing investment of $4.2 million as this investment was aligned with current marketing strategies during the quarter.
The Retail segment Selling and administrative expenses were $22.2 million compared with $23.0 million for the Third Quarter 2015 and Third Quarter 2014, respectively. The $0.8 million or 3.5% decrease was primarily attributable to a decrease in personnel and other expenses related to closed stores.
Corporate / other Selling and administrative expenses increased to $8.8 million in the Third Quarter 2015 compared to $8.7 million in the Third Quarter 2014 as a decrease in incentive compensation was offset by increased benefits and third party professional fees during the quarter.
Depreciation and Amortization
Depreciation and amortization expense decreased 11.3% to $4.3 million in the Third Quarter 2015 from $4.8 million in Third Quarter 2014 primarily attributable to an increase in fully depreciated assets.
Other Operating (Income) / Expense, Net
Other operating (income) / expense, net includes $1.0 million dollars of income related to the product recall reserve recorded in the fourth quarter of fiscal 2014. The $1.0 million dollars is a reversal of the product recall reserve and a vendor payment received in relation to the recall. The customer return rates for the recalled products have been lower than estimated despite the efforts by the Company to contact impacted consumers. The remaining reserve is insignificant.
Operating Income

As a result of the above factors, Operating income decreased to $23.3 million in the Third Quarter 2015 from $35.1 million in Third Quarter 2014.
Interest Expense
Interest expense was unchanged at $6.2 million in the Third Quarter 2015 compared to the Third Quarter 2014.
Other (Income) / Expense, Net
Other (Income) / Expense, Net includes a charge of $1.2 million from the reduction to a tax receivable from our former parent as a result of favorable tax settlements in certain tax jurisdictions. Consequently, there is a $1.2 million reduction in income tax expense (before consideration of federal income tax impact).
Income Tax Expense
Income tax expense was $5.6 million for the Third Quarter 2015 compared with $11.4 million in the Third Quarter 2014. The decrease was primarily attributable to lower Operating income. The effective tax rate was 34.2% in the Third Quarter 2015 compared with 38.8% in the Third Quarter 2014. The decrease in the effective tax rate was driven by the previously mentioned favorable tax settlements in the Third Quarter 2015.
Net Income
As a result of the above factors, Net income decreased to $10.7 million and diluted earnings per share decreased to $0.33 in the Third Quarter 2015 compared with Net income of $18.0 million and diluted earnings per share of $0.56 in the Third Quarter 2014. The product recall accrual adjustment favorably impacted Net income by $0.6 million (after tax) and earnings per share by $0.02. The impact of changes in currency exchange rates negatively impacted Net Income by $1.4 million (after tax) and earnings per share by $0.04.
Adjusted EBITDA
As a result of the above factors, Adjusted EBITDA decreased 33.5% to $26.5 million in the Third Quarter 2015 from $39.9 million in the Third Quarter 2014. The impact of changes in currency exchange rates negatively impacted EBITDA by $2.3 million.
Year to Date 2015 compared with the Year to Date 2014
Net Revenue
Net revenue for the Year to Date 2015 was $946.2 million, compared with $1,050.8 million in the comparable period of the prior year, a decrease of $104.6 million or 9.9%. The decrease was comprised of a decrease in our Direct segment of $83.0 million and a decrease in our Retail segment of $21.6 million.
Net revenue in our Direct segment was $805.9 million for the Year to Date 2015, a decrease of $83.0 million, or 9.3% from the comparable period of the prior year. The decrease was attributable to declines in all of our markets. We realized declining performance driven by a reduced promotional approach, a decrease in catalog circulation and lower customer acceptance of our product offering in a challenging retail environment, partially offset by our new marketing strategies. The international markets were also impacted by changes in currency exchange rates which negatively impacted reported revenue by $22.1 million.
Net revenue in our Retail segment was $140.2 million for the Year to Date 2015, a decrease of $21.6 million, or 13.4% from the comparable period of the prior year. The decrease was attributable to a 9.6% decrease in same store sales, driven by lower sales in the Company’s Lands’ End Shops at Sears, and a decrease in the number of Lands’ End Shops at Sears.
Gross Profit
Total gross profit decreased 12% to $453.5 million and gross margin decreased 100 basis points to 47.9% of total Net revenue, compared with $513.7 million, or 48.9% of total Net revenue, for the Year to Date 2015 and Year to Date 2014, respectively.
Gross profit in the Direct segment was $390.5 million compared with $440.4 million for the Year to Date 2015 and Year to Date 2014, respectively. The decrease in Gross profit is largely attributable to lower revenue. Gross margin in the Direct segment decreased approximately 100 basis points to 48.5% in the Year to Date 2015 versus 49.5% in the comparable prior year period, primarily attributable to changes in currency exchange rates.
Retail segment gross profit decreased $10.5 million to $62.8 million in the Year to Date 2015 from $73.3 million in the Year to Date 2014, primarily attributable to decreased revenues. Retail segment gross margin decreased approximately 50 basis points to 44.8% compared with 45.3% for the Year to Date 2015 and Year to Date 2014, respectively, primarily attributable to recent promotional activity and Year to Date 2014 mark out of stock favorability, partially offset by improved clearance pricing.
Selling and Administrative Expenses
Selling and administrative expenses were $394.3 million, or 41.7% of total Net revenue compared with $419.9 million or 40.0% of total Net revenue in the Year to Date 2015 and Year to Date 2014, respectively. The $25.6 million decrease was attributable to a $19.6 million decrease in the Direct segment, a $5.5 million decrease in the Retail segment, and a $0.5 million decrease in the Corporate segment. Selling and administrative expenses were favorably impacted by $10.0 million during the Year to Date 2015 period due to changes in currency exchange rates.
The Direct segment Selling and administrative expenses were $305.2 million compared with $324.8 million for the Year to Date 2015 and Year to Date 2014, respectively. The $19.6 million or 6.0% decrease was primarily due to changes in the currency exchange rates which impacted Direct Selling and administrative expenses by $10.0 million. Excluding the impacts of foreign currency exchange, savings were attributable to a decrease in marketing spend of $6.2 million driven by reduction in catalog circulation and a decrease in incentive compensation of $4.3 million.

The Retail segment Selling and administrative expenses were $63.7 million compared with $69.2 million for the Year to Date 2015 and Year to Date 2014, respectively. The $5.5 million or 7.9% decrease was primarily attributable to a decrease in store personnel related expenses of $4.1 million and a $0.9 million decrease in occupancy costs attributable to operating fewer store locations.
Corporate / other Selling and administrative expenses were $25.4 million compared with $25.9 million for the Year to Date 2015 and Year to Date 2014, respectively. The $0.5 million or 1.9% decrease was primarily attributable to a decrease in incentive compensation of $3.9 million partially offset by an increase in non-incentive personnel costs of $2.9 million.
Depreciation and Amortization
Depreciation and amortization expense decreased 12.0% to $12.9 million in the Year to Date 2015 from $14.6 million in the Year to Date 2014 primarily attributable to an increase in fully depreciated assets.
Other Operating (Income) / Expense, Net
Other operating (income) / expense, net was primarily related to the reversal of approximately $3.4 million of the product recall accrual that was recognized and recorded in the fourth quarter of 2014. The accrual was reversed due to customer recall return rates below Company estimates.
Operating Income

As a result of the above factors, Operating income decreased to $49.7 million in the Year to Date 2015 from $79.2 million in the Year to Date 2014.
Interest Expense
Interest expense increased to $18.6 million in the Year to Date 2015 compared with $14.3 million in the Year to Date 2014. There were two additional months of interest expense in the Year to Date 2015 compared with the Year to Date 2014.
Other (Income) / Expense, Net
Other (Income) / Expense, Net includes a charge of $1.2 million from the reduction to a tax receivable from our former parent as a result of favorable tax settlements in certain tax jurisdictions. Consequently, there is a $1.2 million reduction in income tax expense (before consideration of federal income tax benefit).
Income Tax Expense
Income tax expense was $11.4 million for the Year to Date 2015 compared with $25.0 million in the Year to Date 2014. The decrease was primarily attributable to lower Operating income and increased Interest expense. The effective tax rate was 36.4% in the Year to Date 2015 compared with 38.1% in the Year to Date 2014. The decrease in the effective tax rate was driven by the previously mentioned favorable tax settlements in the Year to Date 2015.
Net Income
As a result of the above factors, Net income decreased to $19.9 million and diluted earnings per share decreased to $0.62 in the Year to Date 2015 compared with Net income of $40.7 million and diluted earnings per share of $1.27 in the Year to Date 2014. The product recall accrual adjustment favorably impacted Net income by $2.1 million (after tax) and earnings per share by $0.07. The impact of changes in currency exchange rates negatively impacted Net income by $6.2 million (after tax) and earnings per share by $0.19.
Adjusted EBITDA
As a result of the above factors, Adjusted EBITDA decreased 36.9% to $59.2 million in the Year to Date 2015 from $93.9 million in the Year to Date 2014. The impact of changes in currency exchange rates negatively impacted EBITDA by $10.2 million.

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
Description of Material Indebtedness
Debt Arrangements
Lands’ End entered into an asset-based senior secured credit agreement, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders, which provides for maximum borrowings of $175 million under the ABL Facility for Lands’ End, subject to a borrowing base, with a $30.0 million sub facility for the UK Borrower. The ABL Facility has a sub-limit of $70 million for domestic letters of credit and a sub-limit of $15 million for letters of credit for the UK Borrower. The ABL Facility is available for working capital and other general corporate purposes, and was undrawn at October 30, 2015 and October 31, 2014, other than for letters of credit. The Company had borrowing availability under the ABL Facility of $156.5 million as of October 30, 2015, net of outstanding letters of credit of $18.5 million.
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
Representations and Warranties; Covenants
Subject to specified exceptions, the Facilities contain various representations and warranties and restrictive covenants that, among other things, restrict the ability of Lands’ End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the ABL Facility falls below the greater of 10% of the loan cap amount or $15 million, Lands’ End will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Facilities do not otherwise contain financial maintenance covenants. The Company was in compliance with all financial covenants related to the Facilities as of October 30, 2015.
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
Cash Flows from Operating Activities
Operating activities used net cash of $94.8 million for the Year to Date 2015 compared with a cash generated from operating activities of $85.6 million for the Year to Date 2014 is primarily due to:

•	Lower revenues, which drove a decrease in net income before non-cash items and an increase in inventory,

•	Increased inventory purchases to replenish inventory levels, as beginning inventory for Fiscal 2014 was $68.6 million more than beginning inventory for Fiscal 2015,

•	Cash payments for taxes and incentive compensation, and

•	The one time impact of in the prior year for items that were settled through inter-company transactions with our former parent prior to the separation.
Cash Flows from Investing Activities
Net cash used in investing activities was $18.1 million and $11.1 million for the Year to Date 2015 and Year to Date 2014, respectively. Cash used in investing activities for both periods was primarily used for investments to update our information technology infrastructure and property and equipment.
For 2015, we plan to invest a total of approximately $25.0 million to $30.0 million in capital expenditures for strategic investments and infrastructure, primarily associated with our ERP investment, other technology investments and general corporate needs.
Cash Flows from Financing Activities
Net cash used by financing activities was $3.9 million for the Year to Date 2015 compared with net cash provided by financing activities of $9.8 million for the Year to Date 2014.
Financing activities in the Year to Date 2015 consisted of three quarterly payments for the Term Loan. Financing activities in the Year to Date 2014 consisted of cash proceeds of $515.0 million from our Term Loan Facility and a $8.8 million, net, contribution from Sears Holdings, offset by a $500.0 million dividend paid to a subsidiary of Sears Holdings Corporation prior to the Separation, $11.4 million of debt issuance costs related to the Facilities and a quarterly payment for the Term Loan.
Contractual Obligations and Off-Balance-Sheet Arrangements
There have been no material changes to our contractual obligations and off-balance-sheet arrangements as discussed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2015.
Financial Instruments with Off-Balance-Sheet Risk
Lands’ End entered into the ABL Facility, which provides for maximum borrowings of $175.0 million for Lands’ End, subject to a borrowing base, with a $30.0 million sub facility for the UK Borrower. The ABL Facility has a sub-limit of $70.0 million for domestic letters of credit and a sub-limit of $15.0 million for letters of credit for the UK Borrower. The ABL Facility is available for working capital and other general corporate purposes, and was undrawn at October 30, 2015 and October 31, 2014, other than for letters of credit. The Company had borrowing availability under the ABL Facility of $156.5 million as of October 30, 2015, net of outstanding letters of credit of $18.5 million.

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
During Fiscal 2014 the fair value of the indefinite-lived intangible asset exceeded its carrying value and, as such, the Company did not record any intangible asset impairment charges. The fair value of our indefinite-lived intangible asset exceeded its carrying value by 12% as of the date of our latest annual impairment test. However, a continued decline in revenues could negatively impact the Company's future revenue forecasts and or future projected revenue growth rates. These, and other factors, could negatively impact the fair value of the indefinite-lived intangible assets that will be calculated as we complete our next annual impairment assessment during the fourth quarter and could result in a material impairment charge.
Recent Accounting Pronouncements
See Part I, Item I Note 13 – Recent Accounting Pronouncements, of the Condensed Consolidated and Combined Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements made in this Quarterly Report on Form 10-Q contain forward-looking statements, including statements about our strategies and our opportunities for growth. Forward-looking statements are subject to risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include without limitation information concerning our future financial performance, business strategy, plans, goals and objectives. There can be no assurance that any of our efforts will be successful.
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
The following additional factors, among others, could cause our actual results, performance, and achievements to differ from those described in the forward-looking statements: our ability to offer merchandise and services that customers want to purchase, including our ability to strengthen our merchandise offering, including the new Lighthouse by Lands’ End™ label, while retaining and growing sales from core customers; changes in customer preference for our branded merchandise; customers’ use of our digital platform, including our e-commerce websites, customer response to direct mail catalogs and digital marketing and catalogs; the success of our efforts to change the issuance of catalogs and reinvest savings therefrom into marketing initiatives that are designed to drive new customer acquisition and increase brand awareness; the success of our overall marketing strategies, including brand marketing initiatives, some of which, if successful, may not produce positive results in the short term; the success of our efforts to optimize promotions to drive sales and maximize gross margin dollars; ; our maintenance of a robust customer list; our dependence on information technology and a failure of information technology systems, including with respect to our e-commerce operations, or an inability to upgrade or adapt our systems; the success of our ERP implementation; the success of our efforts to grow and expand into new markets and channels; fluctuations and increases in the costs of raw materials; impairment of our relationships with our vendors; our failure to maintain the security of customer, employee or company information; our failure to compete effectively in the apparel industry; the performance of our “store within a store” business; if Sears Holdings sells or disposes of its retail stores, including pursuant to the recapture rights granted to Seritage Growth Properties and other parties, or if its retail business does not attract customers or does not adequately provide services to the Lands’ End Shops at Sears; legal, regulatory, economic and political risks associated with international trade and those markets in which we conduct business and source our merchandise; our failure to protect or preserve the image of our brands and our intellectual property rights; increases in postage, paper and printing costs; failure by third parties who provide us with services in connection with certain aspects of our business to perform their obligations; our failure to timely and effectively obtain shipments of products from our vendors and deliver merchandise to our customers; reliance on promotions and markdowns to encourage customer purchases; our failure to efficiently manage inventory levels; unseasonal or severe weather conditions; the seasonal nature of our business; the adverse effect on our reputation if our independent vendors do not use ethical business practices or comply with applicable laws and regulations; assessments for additional state taxes; our exposure to periodic litigation and other regulatory proceedings, including with respect to product liability claims; incurrence of charges due to impairment of goodwill, other intangible assets and long-lived assets; our failure to retain our executive management team and to attract qualified new personnel; the impact on our business of adverse worldwide economic and market conditions, including economic factors that negatively impact consumer spending on discretionary items; the inability of our past performance generally, as reflected on our historical financial statements, to be indicative of our future performance; the impact of increased costs due to a decrease in our purchasing power following our separation from Sears Holdings (the “Separation”) and other losses of benefits associated with being a subsidiary of Sears Holdings; the failure of Sears Holdings or its subsidiaries to perform under various transaction agreements that have been executed in connection with the Separation or our failure to have necessary systems and services in place when certain of the transaction agreements expire; our agreements related to the Separation and our continuing relationship with Sears Holdings were negotiated while we were a subsidiary of Sears Holdings and we may have received better terms from an unaffiliated third party; potential indemnification liabilities to Sears Holdings pursuant to the separation and distribution agreement; our inability to engage in certain corporate transactions after the Separation; the ability of our principal shareholders to exert substantial influence over us; adverse effects of the Separation on our business; potential liabilities under fraudulent conveyance and transfer laws and legal capital requirements; declines in our stock price due to the eligibility of a number of our shares of common stock for future sale; our inability to pay dividends; stockholders’ percentage ownership in Lands’ End may be diluted in the future; and increases in our expenses and administrative burden in relation to being a public company, in particular to maintain compliance with certain provisions of the Sarbanes-Oxley Act of 2002; and other risks, uncertainties and factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended January 30, 2015 and other filings with the SEC. We intend the forward-looking statements to speak only as of the time made and do not undertake to update or revise them as more information becomes available, except as required by law.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in currency rates. A significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of October 30, 2015, we had $19.9 million of cash denominated in foreign currencies, principally in British Pound Sterling, Euros and Yen. We do not enter into financial instruments for trading purposes or hedging and have not used any derivative financial instruments. We do not consider our foreign earnings to be permanently reinvested.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based on their evaluation for the period covered by this Quarterly Report on Form 10-Q, Lands’ End’s President and Chief Executive Officer and Executive Vice President, Chief Operating Officer/Chief Financial Officer and Treasurer have concluded that, as of October 30, 2015, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the Company’s third fiscal quarter ended October 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the Year to Date 2015 and Year to Date 2014, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.
ITEM 5. OTHER INFORMATION
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

3.2	Amended and Restated Bylaws of Lands’ End, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on April 8, 2014 (File No. 001-09769)).

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lands’ End, Inc.

By:	/s/ Michael P. Rosera
Michael P. Rosera
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)

Dated: December 3, 2015