Form 10-K
period 2016-01-29
LANDS' END, INC.
filed 2016-04-01
CIK 799288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 29, 2016
-OR-

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to                      to                     .
Commission File Number: 001-09769

Lands’ End, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-2512786
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)
1 Lands’ End Lane Dodgeville, Wisconsin	53595
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (608) 935-9341
Securities registered under Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
Common stock, par value $0.01 per share	The NASDAQ Stock Market
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐
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
As of April 1, 2016, the registrant had 31,969,645 shares of common stock, $0.01 par value, outstanding.

LANDS’ END, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K

PART I
ITEM 1. BUSINESS
As used in this Annual Report on Form 10-K, references to the “Company”, “Lands' End”, “we”, “us”, “our” and similar terms refer to Lands' End, Inc. and its subsidiaries. Our fiscal year ends on the Friday preceding the Saturday on or closest to January 31. Other terms commonly used in this Annual Report on Form 10-K are defined as follows:
•ABL Facility - Asset-based senior secured credit agreements, dated as of April 4, 2014, with Bank of America, N.A and certain other lenders
•Debt facilities - Collectively, the ABL Facility and the Term Loan Facility
•ERP - enterprise resource planning software solutions
•ESL - ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert
•Fiscal 2016 - The Company's next fiscal year representing the fifty-two weeks ending January 27, 2017
•Fiscal 2015 - The fifty-two weeks ended January 29, 2016
•Fiscal 2014 - The fifty-two weeks ended January 30, 2015
•Fiscal 2013 - The fifty-two weeks ended January 31, 2014
•GAAP - Accounting principles generally accepted in the United States
•Sears Holdings - Sears Holdings Corporation, a Delaware Corporation, and its consolidated subsidiaries (other than, for all periods following the Separation, Lands' End)
•Sears Roebuck - Sears, Roebuck and Co., a wholly owned subsidiary of Sears Holdings
•SEC - United States Securities and Exchange Commission
•Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders
•Term Loan Facility - Term loan credit agreements, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders
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

In Fiscal 2015, we generated revenue of approximately $1.42 billion. Our revenues are generated worldwide through an international, multi-channel network in the United States, United Kingdom, Germany, France and Japan that permits distribution to approximately 161 countries and territories. This network reinforces and supports sales across the multiple channels in which we do business. In Fiscal 2015 we shipped products to approximately 145 countries outside the United States, totaling approximately $208.6 million, or 14.7% of revenue. This compares to sales outside of the United States in Fiscal 2014 and Fiscal 2013 of $246.1 million and $273.5 million, or 15.8% and 17.5% of revenue, respectively.
Segment Reporting
The Company has two reportable segments: Direct and Retail. Both segments sell similar products and provide services. Product sales are divided by product categories: Apparel and Non-apparel. The Non-apparel sales include accessories, footwear, and home goods. Services and other revenue includes embroidery, monogramming, gift wrapping, shipping and other services. Net revenue is grouped by product category in the following table:

(in thousands)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Net revenue
Apparel	$1,156,047	$1,248,847	$1,245,670
Non-apparel	183,073	220,385	226,302
Services and other	80,658	86,121	90,904
Total net revenue	$1,419,778	$1,555,353	$1,562,876
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
Net revenue is presented by segment in the following table:

(in thousands)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Net revenue:
Direct	$1,214,993	$1,320,642	$1,303,862
Retail	204,566	234,632	258,922
Corporate/ other	219	79	92
Total net revenue	$1,419,778	$1,555,353	$1,562,876
Additionally, selected financial data for our segments is presented in Note 12, Segment Reporting, to our Consolidated and Combined Financial Statements included in Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.

Strategy
Lands’ End remains committed to our brand strategy which is grounded in bringing the quality, value and service that we are known for, to a broader customer base that has a passion for living a life doing what matters most to them. We remain focused on our customers by featuring our unconditional return policy of Guaranteed. Period.® The Lands’ End guarantee reads: “If you’re not satisfied with any item, simply return it to us at any time for an exchange or refund of its purchase price.” We continue to focus on the following core strategies for the future of Lands’ End:

•
Product and Merchandising: creating a merchandise architecture to enhance our current offering and also appeal to a broader customer base by rationalizing the current assortment to make offerings both timely and timeless to existing customers, and creating new assortments to strategically capitalize on high-margin categories and developing tailored fits for diverse body shapes.

•
Brand and Marketing: while maintaining a consistent overall spend amount, we will be more efficient enabling us to invest in initiatives that we believe will yield benefits over the long term and amplify brand awareness by leveraging the brand DNA, improving creative ways of engaging customers in order to expand our customer base and influence credibility and relevance.

•
Operations and Technology: improved web technology to support higher conversion rates and leveraging information technology as an innovation enabler to establish strong operations and increase productivity within each department while maintaining our high standards of quality, value and service.

•
Distribution: expanding and adapting distribution strategies to achieve an optimal blend of retail, online and other channels to seize market opportunities and grow top-line and profitability across channels.

•	Talent: continue long-term investment in human capital management to achieve a flexible organization that can face any challenge.
Key Capabilities
Gary Comer founded Lands’ End on certain principles of doing business that are embodied in our promise to deliver great quality, exceptional value and uncompromising service to our customers. These core principles of quality, value and service are the foundation of the competitive advantages that we believe distinguish us from our competitors, including:
Large, loyal customer base. We believe that a principal factor in our success to date has been the development of our list of existing and prospective households, many of whom were identified by their responses to our marketing. We routinely update and refine our customer list prior to individual catalog and email mailings and monitor customer interest in our offerings as reflected by criteria such as the timing and frequency of purchases and the dollar amount of and types of products purchased. We believe that our customer base consists primarily of affluent, college-educated, professional and style-conscious women and men. In Fiscal 2015, our customers had average annual household income of $106,000 and approximately 42% of our customers were within the 36-55 age group, according to an analysis of our customer file with data provided by our third-party consumer information provider using its proprietary demographic, behavioral, lifestyle, financial and home attribute databases.
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
Customer service. We are committed to building on Lands’ End’s legacy of strong customer service. We believe that we have a strong track record of improving the customer service experience through innovation. Today, Lands’ End is focused on making the shopping experience as easy and personalized as possible, regardless of whether our customers shop online, by phone or in one of our Lands’ End Shops at Sears. Our operations, including prompt order fulfillment, responsiveness to our customers’ requests and our unconditional return policy of Guaranteed. Period.®, have contributed to our award-winning customer service, which we believe is one of our core strengths and a key point of differentiation from our competitors. Due to our commitment to excellent customer service, we have received many accolades over the years and most recently, in 2015, received the following:

•	Lands’ End Named Customer Service Champion, Source: Prosper Insights & Analytics Featured on Forbes.com (March 30, 2015)

•	Lands’ End Earns StellaService’s Elite Award, which is awarded to Top 10% of retailers who provide the very best in customer care, Source: StellaService (May 4, 2015)

•	Lands' End Tops Internet Retailer's List of Most Responsive Brands on Social Media, Source: Internet Retailer (November 3, 2015)

•	100% of Lands’ End Agents Rated 4.5 Stars or Higher By Consumers, Source: StellaService (December 1, 2015)
Website Design. As one of the first apparel retailers to establish an online e-commerce presence, we are a leading digital innovator in the apparel industry. One of our strategic goals is to broaden our customer base by creating engaging shopping experiences through our e-commerce platforms. To this end, we launched a significantly improved and redesigned landsend.com website.  Highlights of our new website include:

•	A new multi-brand architecture that provides flexible and compelling ways for customers to discover and engage with brand-specific assortments and visual experiences.

•	Streamlined checkout, optimized for mobile and tablet shoppers to capture an increasing share of sales as customer migrate to mobile devices.

•	Convenient payment types including Visa Pay to simplify checkout, especially from mobile devices.

•	Improved search and navigation to help customers quickly find products that best fulfill their product and style preferences.

•	New E- catalogs, which allow prospective and existing customers to view and shop our products in a new and innovative way. Our new E-catalog can be viewed at www.landsend.com.
Marketing and Brand
We believe that our most important asset is our brand. Lands’ End is a well-recognized brand with a deeply rooted tradition of offering excellent quality, value and service along with the Lands’ End guarantee, and we seek to reflect that tradition in all of our merchandise. Any item associated with our name falls under our unconditional return policy of Guaranteed. Period®.  We believe that this commitment has generated our large and loyal customer base for over fifty years. We invest significantly in brand development through our focus on providing excellent customer service and our emphasis on digital transformation and innovative product development.
We attempt to build on our brand recognition through a multi-channel marketing campaign including an e-commerce website, www.landsend.com, catalog distribution, digital marketing and print media. Creative designs for these marketing platforms are mostly developed in-house by our talented creative team. We strive to be more efficient in our overall spend, enabling us to invest in initiatives that we believe will yield benefits over the longer-term. The majority of our marketing spend will be allocated to our catalog and digital marketing, where we can generate near term return on investment. We are also investing in branding initiatives designed to communicate the enhancements we are making to our product offering and to broaden the Lands’ End image, while not stepping away from our core DNA. We will also continue to deliver the Lands’ End value proposition with strategically planned promotions throughout the year.
Suppliers
Our apparel and non-apparel products are produced globally by independent manufacturers who are selected, monitored and coordinated by the Lands’ End Global Sourcing team based in Dodgeville, Wisconsin, by Sears Holdings’ Global Sourcing office in Asia, and a few designated agents. Our products are manufactured in approximately 25 to 30 countries and substantially all are imported from Asia and South America, depending on the nature of the product mix. Our top 10 vendors accounted for 60% of our merchandise purchases in Fiscal 2015. In Fiscal 2015, we worked with approximately 115 vendors that manufactured substantially all of our product receipts. We generally do not enter into long-term merchandise supply contracts. We continue to take advantage of opportunities to more efficiently source our products worldwide, consistent with our high standards of quality and value. Significant areas of non-product spend include transportation, information systems, marketing, packaging and catalog paper and print.
Distribution
We own and operate three distribution centers in Wisconsin to support our United States Direct and Retail businesses and a portion of our international business. Our Dodgeville facility is approximately 1.05 million square feet and is a full-service distribution center, including monogramming, hemming and embroidery services. Our Reedsburg location is approximately 400,000 square feet and offers all order fulfillment services except hemming. Our Stevens Point distribution center is approximately 150,000 square feet and primarily focuses on supporting Lands’ End Business Outfitters with embroidery services. Customer orders are shipped via UPS, USPS and third-party parcel consolidators.
We own and operate a distribution center in the United Kingdom based in Oakham, a rural community north of London. Order fulfillment and specialty services for our European businesses are performed at this facility, which originally opened in 1998 and totals approximately 175,000 square feet. We also lease a 71,160 square foot distribution center in Fujieda, Japan.
Vendors
We prioritize the selection of vendors that follow ethical employment practices, comply with all legal requirements, agree to our global compliance requirements and who we believe meet our product quality standards. Our vendors are required to provide full access to their facilities and to relevant records relating to their employment practices, such as, but not limited to child labor, wages and benefits, forced labor, discrimination, freedom of association, unlawful inducements, safe and healthy working conditions and other business practices so that we may monitor their compliance with ethical and legal requirements relating to the conduct of their business.
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
We are in the process of implementing new information technology systems as part of a multi-year plan to expand and upgrade our information technology platforms and infrastructure. In Fiscal 2015 we completed the implementation of a new e-commerce platform for the Lands' End Business Outfitters websites and introduced new capabilities across a number of areas including new digital experiences on the www.landsend.com platform and a new point-of-sale platform for Lands' End retail stores. In Fiscal 2016 we intend to continue to pursue additional strategic investments, including an integrated ERP to support business growth and additional digital capabilities including enhanced mobile experience, digital marketplace and social media integration, and continued enhancements to the digital shopping experiences on www.landsend.com.
We are implementing an ERP and other complementary information technology systems over the next several years to create efficiencies within our internal processing and reporting. Implementation of these solutions and systems is highly dependent on coordination of numerous software, hardware and system integration providers. See also Item 1A, Risk Factors, in this Annual Report on Form 10-K.
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
Seasonality
We experience seasonal fluctuations in our net revenue and operating results and historically have realized a significant portion of our net revenue and earnings for the year during our fourth fiscal quarter. We generated 33.4%, 32.4% and 33.9% of our net revenue in the fourth fiscal quarter of Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively. Thus, lower than expected fourth quarter net revenue could have an adverse impact on our annual operating results.
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
Intellectual Property
Lands’ End owns or has rights to use certain word and design trademarks, service marks, and trade names that are registered or exist under common law in the United States and other jurisdictions. The Lands’ End® trade name and trademark is used both in the United States and internationally, and is material to our business. In Fiscal 2015 the Company recognized an impairment to the Lands' End trade name of $98.3 million due to lower Fiscal 2015 revenues, which also drove lower future projected revenues. Trademarks that are important in identifying and distinguishing our products and services are Guaranteed. Period.®, Lands’ End Canvas®, Lighthouse by Lands’ End™, Square Rigger®, Squall®, Super-T™, Drifter™, Outrigger®, Marinac®, and Beach Living®, all of which are owned by us, as well as the licensed marks Supima®, No-Gape®, and others. Other recognized trademarks owned by Lands’ End include SwimMates™, Starfish™, Iron Knees®, Willis & Geiger® and ThermaCheck®. Lands’ End’s rights to some of these trademarks may be limited to select markets.

Employees
We employ approximately 6,000 employees throughout our operations: approximately 5,000 employees in the United States and approximately 1,000 employees outside the United States. With the seasonal nature of the retail industry, over 2,000 flexible part-time employees join us each year to support our varying peak seasons, including the fourth quarter holiday shopping season. The non-peak workforce is comprised of approximately 17% salaried exempt employees, 7% salaried non-exempt employees, 33% regular hourly employees and 43% year-round flexible part-time employees.
Pledged Assets
In connection with the Separation, Lands' End entered into the ABL Facility and the Term Loan Facility. All domestic obligations under the Debt facilities are unconditionally guaranteed by Lands’ End and, subject to certain exceptions, each of its existing and future direct and indirect domestic subsidiaries. In addition, the obligations of the UK Borrower under the ABL Facility are guaranteed by its existing and future direct and indirect subsidiaries organized in the United Kingdom. The ABL Facility is secured by a first priority security interest in certain working capital of the borrowers and guarantors consisting primarily of accounts receivable and inventory. The Term Loan Facility is secured by a second priority security interest in the same collateral, with certain exceptions.
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
Environment. The Sustainable Paper Procurement Policy is a commitment to phase out fiber from unwanted sources, and procure paper sourced from credibly certified forest sources with verified chain-of-custody and/or recycled sources with a preference for post-consumer recycled. The policy also outlines supplier requirements and a preferred sustainable supplier program. We will continue to evaluate ways for additional improvement.
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
Additionally, we believe that we also demonstrate marketplace leadership by participating in industry educational workshops and initiatives. We select paper for use in our catalog materials based on ecological values, quality, availability and cost. Our catalog covers contain 10% post-consumer waste. The remainder of our catalog paper contains 100% chain-of-custody-certified fiber. This paper is third-party certified through programs such as the Forest Stewardship Council, the Sustainable Forestry Initiative and the Program for the Endorsement of Forest Certification. Between 2003 and 2015, use of corrugated cardboard packaging was reduced by 25%. In addition, the corrugated cardboard we use now contains a minimum of 60% recycled fiber.
Reduction, Recycling and Waste Management. We have a focus on raising awareness and educating associates on reducing our internal use of consumables and natural resources. In addition, we have a broad range of recycling and waste management initiatives at our corporate office and distribution centers to address our use of paper products, aluminum cans, glass, electronics and plastic as well as maintenance operations, disposal of non-recyclables with composting and water management. In 2015, we reused or recycled approximately 90% of waste generated at our corporate headquarters.
Purchasing recycled products is a significant component of the larger recycling picture. We continue to maintain an assertive program to buy non-catalog paper and other products made from recycled materials. We consistently monitor our efforts in each of these areas and constantly look for improvements.

Partnerships. Finally, Lands’ End has formed strategic partnerships with organizations like the Sustainable Apparel Coalition, bluesign ,National Forest Foundation, and the Clean Lakes Alliance. These partnerships, which respectively operate globally, nationally, and locally allow us to engage at a variety of levels. The Sustainable Apparel Coalition brings apparel brands, retailers and manufacturers around the world together to improve the sustainability of products, which is helpful to Lands' End as we look to make our products more sustainable. In Fiscal 2015 Lands' End became a member of bluesign, a system dedicated to sustainable apparel production, and is just in the beginning stages of using this resource in conjunction with the Sustainable Apparel Coalition to further reduce the environmental impact of the apparel industry. Our partnership with the National Forest Foundation has allowed us to give back by funding the planting of over a million trees in national forests over the past three years. Partnering with the Clean Lakes Alliance has allowed us help improve water quality in southern Wisconsin where our employees work, live, and play.
For more information about Lands' End's sustainability efforts please go to www.landsend.com/sustainability/.
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
We have entered into various agreements with Sears Holdings or its subsidiaries that govern our relationship with Sears Holdings with respect to the Lands' End Shops at Sears, various general corporate services, and other relationships. Accordingly, the terms of these agreements may be more or less favorable than those we could have negotiated with unaffiliated third parties. See Note 11, Related Party Agreements and Transactions.
Corporate Information
Our principal executive offices are located at 1 Lands’ End Lane, Dodgeville, Wisconsin 53595. Our telephone number is (608) 935-9341.
Available Information, Internet Address and Internet Access to Current and Periodic Reports and Other Information
Our website address is www.landsend.com. Information contained on our website is not incorporated by reference unless specifically stated herein. We file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments to those reports electronically with the SEC, and they are available on the SEC’s web site (www.sec.gov). In addition, all reports filed by Lands’ End with the SEC may be read and copied at the SEC’s Public Reference Room located at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.
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

Executive Officers of the Registrant
The following table sets forth information regarding our executive officers, including their positions.

Name	Position	Age	Date First Became an Executive Officer
Federica Marchionni	President and Chief Executive Officer	44	2015
James F. Gooch	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer	48	2016
Joseph M. Boitano	Executive Vice President and Chief Merchandising and Design Officer	65	2015
Scott D. Hyatt	Executive Vice President, Chief Supply Chain Officer	58	2015
Steven G. Rado	Senior Vice President, Chief Marketing Officer	52	2014
Kelly Ritchie	Senior Vice President, Employee and Customer Services	52	1999
Dorian R. Williams	Senior Vice President, General Counsel and Corporate Secretary	56	2014

Federica Marchionni joined Lands’ End as President and Chief Executive Officer and as a member of the Board of Directors in February 2015.  From 2001 until 2010, she was a global group director based at the headquarters of Dolce & Gabbana, a designer and retailer of apparel and accessories. She rejoined the company in October 2011 to serve as the President of Dolce & Gabbana USA.  Prior to rejoining Dolce & Gabbana, she was a Senior Vice President at Ferrari, a luxury automaker and merchandising retailer.  Earlier in her career, Ms. Marchionni held positions of increasing responsibility in product marketing and sales at industry-leading customer technology and telecommunications companies such as Samsung, Phillips, and Ericsson.
James F. Gooch joined the Company as Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer in January 2016. From March 2014 until December 2014, he served as Co-Chief Executive Officer and Chief Administrative Officer of DeMoulas Supermarkets, Inc. He served as President and Chief Executive Officer of RadioShack Corporation, an electronics retailer, from May 2011 to October 2012, as President and Chief Financial Officer of RadioShack Corporation from January 2011 to May 2011, and as Chief Financial Officer of RadioShack Corporation from August 2006 to January 2011. Earlier in his career he was employed by Helene Curtis, The Quaker Oats Company, Kmart Corporation, and Sears Holdings. Mr. Gooch has served as a member of the board of directors of Sears Hometown and Outlet Stores, Inc. from March 2013.
Joseph M. Boitano joined the Company in June 2015 as Executive Vice President and Chief Merchandising and Design Officer.  From 1999 until February 2014, he served in positions with increasing levels of responsibility with Saks Incorporated, a luxury retailer, most recently as Saks Fifth Avenue Group Senior Vice President and General Merchandise Manager, Women’s Ready to Wear and Children’s.  Earlier in his career he was employed by Bergdorf Goodman and I. Magnin.
Scott D. Hyatt joined the Company in June 2015 as Executive Vice President and Chief Sourcing and Supply Chain Officer. From 1998 until June 2015, he served in positions with increasing levels of responsibility with J.Crew Group, Inc., a retailer, most recently as Executive Vice President and Chief Sourcing Officer. Earlier in his career he was employed by Bernard Chaus and Express.
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
Sales of branded merchandise account for substantially all of our total revenues and the Lands’ End brand, in particular, is a critical differentiating factor for our business. We are pursuing a strategy that includes initiatives to expand our customer base, enhance gross margin by improving promotional productivity and mix of products, broaden our reach with brand initiatives, and add new collections that are designed to drive demand from core customers and attract new customers. These initiatives include plans to change current product lines and introduce sub-brands, designer collections or other variations of our assortment. Our inability to develop products that resonate with our existing customers and attract new customers, our inability to maintain our strict quality standards or to develop, produce and deliver products in a timely manner, or any unfavorable publicity with respect to the foregoing or otherwise could negatively impact the image of our brand with our customers and could result in diminished loyalty to our brand. As customer tastes change, our failure to anticipate, identify and react in a timely manner to emerging fashion trends and appropriately supply our stores, catalogs and websites with attractive high-quality products that maintain or enhance the appeal of our brand could have an adverse effect on our sales, operating margins and results of operations.
The success of our Direct segment depends on customers’ use of our digital platform, including our e-commerce websites, and response to direct mail catalogs and digital marketing; if our overall marketing strategies, including our maintenance of a robust customer list, is not successful, our business and results of operations could be adversely affected.
The success of our Direct segment, which accounted for approximately 86% of our revenues in Fiscal 2015, depends on customers’ use of our e-commerce websites and their response to our direct mail catalogs and digital marketing.
The level of customer traffic and volume of customer purchases on our e-commerce websites is substantially dependent on our ability to provide attractive and accessible websites, a high-quality customer experience and reliable delivery of our merchandise. Although the success of our e-commerce websites also has historically been dependent on performance of our direct mail catalogs, our strategy includes initiatives that are intended to improve marketing productivity and optimize catalog productivity through, among other efforts, a shift in marketing spending. If we are unable to maintain and increase customers’ use of our e-commerce websites and the volume of goods they purchase, including, as a result of changes to the level and types of marketing or amount of spend allocated to each type of marketing, or through our failure to otherwise successfully promote and maintain our e-commerce websites and their associated services, our business and results of operations could be adversely affected.

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
We rely on sophisticated information technology systems to operate our business, including the e-commerce websites that drive our direct-to-consumer, The Outfitters by Lands’ End, and international sales channels and in-store/point-of-sale systems, inventory management, warehouse management and human resources, some of which are based on end-of-life or legacy technology, operate with minimal or no vendor support and are otherwise difficult to maintain. Our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events such as fires, tornadoes and hurricanes, and usage errors by our employees or vendors. Operating legacy systems subjects us to inherent costs and risks associated with maintaining, upgrading and replacing these systems and recruiting and retaining sufficiently skilled personnel to maintain and operate the systems, demands on management time, and other risks and costs. Our e-commerce websites are subject to numerous risks associated with selling merchandise that could have an adverse effect on our results of operations, including unanticipated operating problems, reliance on third-party computer hardware and software providers, system failures and the need to invest in additional and updated computer platforms.
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
Sears Holdings point of sale and supply chain management information technology systems are leveraged in support of our Lands’ End Shops at Sears. In addition, we currently depend on Sears Holdings’ information technology systems for certain key services to support our core Lands’ End business channels. There can be no assurance that Sears Holdings will maintain and protect these information technology systems in such a way that would prevent breakdowns or breaches in such systems, which could adversely affect our business.
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
Our planned implementation of an ERP software solution and other information technology systems could result in significant disruptions to our operations.
We plan to implement an ERP and other complementary information technology systems over the next several years. Implementation of these solutions and systems is highly dependent on coordination of numerous software and system providers and internal business teams. The interdependence of these solutions and systems is a significant risk to the successful completion of the initiatives and the failure of any one system could have a material adverse effect on the implementation of our overall information technology infrastructure. We may experience difficulties as we transition to these new or upgraded systems and processes, including loss or corruption of data, delayed shipments, decreases in productivity as our personnel and third party providers implement and become familiar with new systems, increased costs and lost revenues. In addition, transitioning to these new systems requires significant capital investments and personnel resources. Difficulties in implementing new or upgraded information systems or significant system failures could disrupt our operations and have a material adverse effect on our capital resources, financial condition, results of operations or cash flows. Implementation of this new information technology infrastructure has a significant impact on our business processes and information systems across a significant portion of our operations. As a result, we will be undergoing significant changes in our operational processes and internal controls as our implementation progresses, which in turn require significant change management, including recruiting and training of qualified personnel. If we are unable to successfully manage these changes as we implement these systems, including harmonizing our systems, data, processes and reporting analytics, our ability to conduct, manage and control routine business functions could be negatively affected and significant disruptions to our business could occur. In addition, we could incur material unanticipated expenses, including additional costs of implementation or costs of conducting business. These risks could result in significant business disruptions or divert management's attention from key strategic initiatives and have a material adverse effect on our capital resources, financial condition, results of operations or cash flows.
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
The impairment of our relationships with our vendors and/or the failure of our new merchandise sourcing initiatives could have an adverse effect on our competitive position and our business and results of operations.
Most of our arrangements with the vendors that supply a significant portion of our merchandise are not long-term agreements, and, therefore, our success depends on maintaining good relations with them. Our growth strategy depends to a significant extent on the willingness and ability of our vendors to efficiently supply merchandise that is consistent with our standards for quality and value. In addition, we are pursuing plans to engage new vendors and increase our procurement of merchandise through third-party buying agents. Our use of new vendors may cause us to encounter delays in production and added costs as a result of the time it takes to train our vendors in producing our products and adhering to our standards. If we cannot obtain a sufficient amount and variety of quality product at acceptable prices, including at prices that offset increased buying agent commissions incurred, it could have a negative impact on our competitive position. This could result in lower revenues and decreased customer interest in our product offerings, which, in turn, could adversely affect our business and results of operations.
Our arrangements with our vendors are generally not exclusive. As a result, our vendors might be able to sell similar or identical products to certain of our competitors, some of which purchase products in significantly greater volume. Our competitors may enter into arrangements with suppliers that could impair our ability to sell those suppliers' products, including by requiring suppliers to enter into exclusive arrangements, which could limit our access to such arrangements or products.

If we do not maintain the security of customer, employee or company information, we could experience damage to our reputation, incur substantial additional costs and become subject to litigation.
Any significant compromise or breach of customer, employee or company data security, whether held and maintained by us or by our third-party providers, or whether intentional or inadvertent, could significantly damage our reputation and result in additional costs, lost sales, fines and lawsuits. The regulatory environment related to information security and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs. There is no guarantee that the procedures that Lands' End or our third party providers have implemented to protect against unauthorized access to secured data are adequate to safeguard against all data security breaches. We could be held liable to our customers or other parties or be subject to regulatory or other actions for breaching privacy and information security laws and regulations, and our business and reputation could be adversely affected by any resulting loss of customer confidence, litigation, civil or criminal penalties or adverse publicity.
If we cannot compete effectively in the apparel industry, our business and results of operations may be adversely affected.
The apparel industry is highly competitive. We compete with a diverse group of direct-to-consumer companies and retailers, including national department store chains, men’s and women’s specialty apparel chains, outdoor specialty stores, apparel catalog businesses, sportswear marketers and online apparel businesses that sell similar lines of merchandise. Brand image, marketing, design, price, service, quality, image presentation and fulfillment are all competitive factors. Our competitors may be able to adopt more aggressive pricing policies, adapt to changes in customer tastes or requirements more quickly, devote greater resources to the design, sourcing, distribution, marketing and sale of their products, or generate greater national brand recognition than us. An inability to overcome these potential competitive disadvantages or effectively market our products relative to our competitors could have an adverse effect on our business and results of operations. Similarly, our inability to market and sell our products in foreign jurisdictions could have an adverse effect on our business and results of operations.
Our approach to merchandise promotions and markdowns to encourage consumer purchases could adversely affect our gross margins and results of operations.
The apparel industry is dominated by large brands and national/mass retailers, where price competition, promotion, and branded product assortment drive differentiation between competitors in the industry. In order to be competitive, we must offer customers compelling products at attractive prices, including through promotions and markdowns as appropriate, and we have operated in a highly promotional retail environment in recent periods. Heavy reliance on promotions and markdowns to encourage customers to purchase our merchandise, could have a negative impact on our brand equity, gross margins and results of operations.
The success of our Retail segment depends on the performance of our Lands’ End Shops at Sears; if Sears Roebuck sells or disposes of its retail stores or if its retail business does not adequately promote their business or does not attract customers, our business and results of operations could be adversely affected.
The success of our Retail segment, which accounted for approximately 14% of our revenues in Fiscal 2015, depends on the success of our Lands’ End Shops at Sears. We operated 227 Lands’ End Shops at Sears as of the end of Fiscal 2015. These stores had revenues of approximately $182.7 million in Fiscal 2015, representing 89% of our Retail sales and 13% of our overall sales for Fiscal 2015. The Lands’ End Shops at Sears may decrease or be eliminated entirely if Sears Roebuck sells, disposes of or transfers ownership or control of any or all of its retail stores. The success and appeal of Sears stores and foot traffic within Sears stores, therefore, have a major impact on the sales of our Retail segment.
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

Under the terms of the master lease agreement and master sublease agreement pursuant to which Sears Roebuck leases or subleases to us the premises for the Lands’ End Shops at Sears, Sears Roebuck has certain rights to (1) relocate our leased premises within the building in which such premises are located, subject to certain limitations, including our right to terminate the applicable lease if we are not satisfied with the new premises, and (2) terminate without liability the lease with respect to a particular Lands’ End Shop if the overall Sears store in which such Lands’ End Shop is located is closed or sold. Sears Holdings has announced that it intends to continue to right-size, redeploy and highlight the value of its assets, including its real estate portfolio, in its transition from an asset-intensive, store-focused retailer and that it has entered into lease agreements with third party retailers for stand-alone stores. On July 7, 2015, Sears Holdings completed a rights offering and sale-leaseback transaction (the “Seritage transaction”) with Seritage Growth Properties (“Seritage”), an independent publicly traded real estate investment trust. Sears Holdings disclosed that as part of the Seritage transaction, it sold 235 properties to Seritage (the “REIT properties”) along with Sears Holdings’ 50% interest in each of three real estate joint ventures (collectively, the “JVs”). Sears Holdings also disclosed that it contributed 31 properties to the JVs (the “JV properties”). As of January 29, 2016, 59 of the REIT properties contained a Lands’ End Shop and 15 of the JV properties contained a Lands’ End Shop, the leases with respect to which Sears Roebuck retained for its own account. Sears Holdings disclosed that Seritage and the JVs have a recapture right with respect to approximately 50% of the space within the stores at the REIT properties and JV properties (subject to certain exceptions), and with respect to nine of the stores that contain a Lands’ End Shop, Seritage has the additional right to recapture 100% of the space within the Sears Roebuck store. If Sears Roebuck continues to dispose of retail stores that contain Lands’ End Shops, and/or offer us relocation alternatives for Lands’ End Shops that are less attractive than the current premises, our business and results of operations could be adversely affected.
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
Our efforts to expand our channels and geographic reach may not be successful.
Our strategy includes initiatives to reach under-penetrated regional markets in the United States and pursue international expansion in a number of countries around the world, including in Asia, Europe and Canada, through a number of channels and brands, including through relationships with third party e-commerce platforms and other retailers. We have limited experience operating in many of these locations and with third parties, and face major, established competitors and barriers to entry. In addition, in many of these international locations, the real estate, employment and labor, transportation and logistics, regulatory and other operating requirements differ dramatically from those in the places where we have experience. Foreign currency exchange rate fluctuations may also adversely affect our international operations and sales, including by increasing the cost of business in certain locations. Moreover, consumer tastes and trends may differ in many of these locations from those in our existing locations, and as a result, the sales of our products may not be successful or profitable. If our expansion efforts are not successful or do not deliver an appropriate return on our investments, our business could be adversely affected.
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
We have entered into agreements with third parties for logistics services, information technology systems (including hosting some of our e-commerce websites), onshore and offshore software development and support, merchandise buying agent services, catalog production, distribution and packaging and employee benefits. Services provided by any of our third-party suppliers could be interrupted as a result of many factors, such as acts of nature or contract disputes. Any failure by a third party to provide us with contracted-for services on a timely basis or within service level expectations and performance standards could result in a disruption of our business and have an adverse effect on our business and results of operations.
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
We rely upon third-party land-based and air freight carriers for merchandise shipments from our distribution centers to customers. Accordingly, we are subject to the risks, including labor disputes, union organizing activity, inclement weather and increased transportation costs, associated with such carriers’ ability to provide delivery services to meet outbound shipping needs. In addition, if the cost of fuel rises or remains at current levels, the cost to deliver merchandise from distribution centers to customers may rise, and, although some of these costs are paid by our customers, such costs could have an adverse impact on our profitability. Failure to procure and deliver merchandise to customers in a timely, effective and economically viable manner could damage our reputation and adversely affect our business. In addition, any increase in distribution costs and expenses could adversely affect our future financial performance.

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
Our business is adversely affected by unseasonal weather conditions. Sales of certain seasonal apparel items, specifically outerwear and swimwear, are dependent, in part, on the weather and may decline in years in which weather conditions do not favor the use of these products. Sales of our spring and summer products, which traditionally consist of lighter clothing and swimwear, are adversely affected by cool or wet weather. Similarly, sales of our fall and winter products, which are traditionally weighted toward outerwear, are adversely affected by mild, dry or warm weather. In addition, severe weather events typically lead to temporarily reduced traffic at the Sears Roebuck locations in which Lands’ Ends Shops at Sears are located and at our other retail locations which could lead to reduced sales of our merchandise. Severe weather events may impact our ability to supply our stores, deliver orders to customers on schedule and staff our stores and fulfillment centers, which could have an adverse effect on our business and results of operations.
Our business is seasonal in nature, and any decrease in our sales or margins could have an adverse effect on our business and results of operations.
The apparel industry is highly seasonal, with the highest levels of sales occurring during the fourth quarter of our fiscal year. Our sales and margins during the fourth quarter may fluctuate based upon factors such as the timing of holiday seasons and promotions, the amount of net revenue contributed by new and existing stores, the timing and level of markdowns, competitive factors, weather and general economic conditions. Any decrease in sales or margins, whether as a result of increased promotional activity or because of economic conditions, poor weather or other factors, could have an adverse effect on our business and results of operations. In addition, seasonal fluctuations also affect our inventory levels, since we usually order merchandise in advance of peak selling periods and sometimes before new fashion trends are confirmed by customer purchases. We generally carry a significant amount of inventory, especially before the fourth quarter peak selling periods. If we are not successful in selling inventory during these periods, we may have to sell the inventory at significantly reduced prices, which could adversely affect our business and results of operations.
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
As of January 29, 2016, we had goodwill and intangible asset balances totaling $540.0 million, most of which are subject to testing for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Our intangible assets consist of $430.0 million for our trade name and a goodwill balance of $110.0 million. Any event that impacts our reputation could result in impairment charges for our trade name. In Fiscal 2015 we recorded an impairment to our trade name asset of $98.3 million. Long-lived assets, primarily property and equipment, are also subject to testing for impairment if events or changes in circumstances indicate that the asset might be impaired. A significant amount of judgment is involved in our impairment assessment. If actual results are not consistent with our estimates and assumptions used in estimating revenue growth, future cash flows and asset fair values, we could incur further impairment charges for intangible assets, goodwill or long-lived assets, which could have an adverse effect on our results of operations.
Our failure to retain our executive management team and to attract qualified new personnel could adversely affect our business and results of operations.
We depend on the talents and continued efforts of our executive management team. The loss of members of our executive management may disrupt our business and adversely affect our results of operations. Furthermore, our ability to manage further expansion will require us to continue to train, motivate and manage employees and to attract, motivate and retain additional qualified personnel, including field sales representatives for The Outfitters by Lands' End business. We believe that having personnel who are passionate about our brand and have industry experience and a strong customer service ethic has been an important factor in our historical success, and we believe that it will continue to be important to growing our business. Competition for these types of personnel is intense, and we may not be successful in attracting, assimilating and retaining the personnel required to grow and operate our business profitably. With the seasonal nature of the retail business, over 2,000 flexible part-time employees join us each year to support our varying peak seasons, including the fourth quarter holiday shopping season. An inability to attract qualified seasonal personnel could interrupt our sales during this period.

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
In addition, our liquidity needs are funded by operating cash flows and, to the extent necessary, may be funded by borrowings under our ABL Facility. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources. The ability to raise additional financing depends on numerous factors that are outside of our control, including general economic and market conditions, the health of financial institutions, our credit ratings and lenders’ assessments of our prospects and the prospects of the retail industry in general. The lenders under any credit facilities or loan agreements we may enter into may not be able to meet their commitments if they experience shortages of capital and liquidity. There can be no assurance that our ability to otherwise access the credit markets will not be adversely affected by changes in the financial markets and the global economy. If we are not able to fulfill our liquidity needs through operating cash flows and/or borrowings under credit facilities or otherwise in the capital markets, our business and financial condition could be adversely affected.
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
Other significant changes may occur in our cost structure, management, financing and business operations as a result of operating as a company separate from Sears Holdings and the related expiration of agreements with Sears Holdings and from the termination of our rights to operate under third party agreements that were executed when we were a subsidiary of Sears Holdings. For additional information about the past financial performance of our business and the basis of presentation of the historical combined financial statements of our business, see Item 6, Selected Historical Financial Data, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as the historical combined financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.
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
Our agreements with Sears Holdings or its subsidiaries in connection with the Separation, including the buying agency agreement, transition services agreement, tax sharing agreement, master lease agreement, master sublease agreement, financial services agreement, Lands’ End Shops at Sears retail operations agreement and Shop Your Way retail establishment agreement, were prepared in the context of the Separation while we were still a wholly owned indirect subsidiary of Sears Holdings. Accordingly, during the period in which the terms of these agreements and amendments were prepared, we did not have an independent board of directors or a management team that was independent of Sears Holdings. As a result, the terms of these agreements are of fixed duration and may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties. Arm’s-length negotiations between Sears Holdings and an unaffiliated third party in another form of transaction, such as with a buyer in a sale of a business, may have resulted in more favorable terms to the unaffiliated third party.
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
According to an amendment to Schedule 13D filed on January 21, 2016 with the SEC, ESL beneficially owned on the filing date 53.7% of our outstanding shares of common stock. Accordingly, ESL could have substantial influence over many, if not all, actions to be taken or approved by our stockholders, and will have a significant voice in the election of directors and any transactions involving a change of control. The interests of ESL, which has investments in other companies (including Sears Holdings), may from time to time diverge from the interests of our other stockholders. Mr. Lampert is the Chairman of the Board and Chief Executive Officer of Sears Holdings.
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

•
the agreements governing our debt contain operating covenants that limit our ability to engage in activities that may be in our best interests in the long term, including, without limitation, by restricting our subsidiaries’ ability to incur debt, create liens, enter into transactions with affiliates or prepay certain kinds of indebtedness; and

•
the failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of the applicable debt, may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies, and in the event our creditors accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that debt.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
Facilities and Store Locations
We own or lease domestic and international properties used as offices customer sales/service centers, distribution centers and retail stores. Most of our stores are located inside of existing Sears stores. In such cases, we have entered into a lease or sublease with Sears Roebuck for the portion of the space in which our store operates and pay rent directly to Sears Roebuck or one of their affiliates on the terms negotiated in connection with the Separation. We believe that our existing facilities are well maintained and are sufficient to meet our current needs. We review all leases set to expire in the short term to determine the appropriate action to take with respect to them, including moving or closing stores, entering into new leases or purchasing property.
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
Lands’ End Retail Properties
As of January 29, 2016, our retail properties consisted of 227 Lands’ End Shops at Sears, which averaged approximately 7,700 square feet; 14 Lands’ End Inlet stores, which averaged approximately 9,300 square feet; and five United Kingdom based shop-in-shops. We lease the premises of our Lands’ End Shops at Sears from Sears Roebuck. Under the terms of the master lease agreement and master sublease agreement pursuant to which Sears Roebuck leases or subleases to us the premises for the Lands’ End Shops at Sears, Sears Roebuck has certain rights to (1) relocate our leased premises within the building in which such premises are located, subject to certain limitations, including our right to terminate the applicable lease if we are not satisfied with the new premises, and (2) terminate without liability the lease with respect to a particular Lands’ End Shop if the overall Sears store in which such Lands’ End Shop is located is closed or sold. With respect to our Lands’ End Inlet stores, as of January 29, 2016, 12 were leased and two were owned, with 11 located in the United States, two in the United Kingdom and one in Germany.
ITEM 3. LEGAL PROCEEDINGS
We are involved in various claims, legal proceedings and investigations arising in the ordinary course of business. Some of these actions involve complex factual and legal issues and are subject to uncertainties. At this time, the Company is not able to either predict the outcome of these legal proceedings or reasonably estimate a potential range of loss with respect to the proceedings. While it is not feasible to predict the outcome of pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on our results of operations, cash flows or financial position, except where noted below.

See Part II, Item 8, Financial Statements and Supplementary Data and Notes to Consolidated and Combined Financial Statements, Note 10, Commitments and Contingencies, for additional information regarding legal proceedings (incorporated herein by reference).
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
       Lands' End's common stock is traded on the NASDAQ Stock Market under the ticker symbol LE. There were 9,714 stockholders of record at March 28, 2016. The quarterly high and low sales prices for Lands' End common stock are set forth below.

	Fiscal 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common Stock Price
High	$37.45	$30.50	$28.92	$25.62
Low	28.85	23.06	21.26	20.95

	Fiscal 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common Stock Price
High	$35.00	$37.92	$48.25	$56.25
Low	25.35	26.03	32.03	34.58
Stock Performance Graph

The following graph compares the cumulative total return to stockholders on Lands’ End common stock from March 20, 2014, the first day our common stock began “when-issued” trading on the NASDAQ Stock Market, through January 29, 2016, the last day of Fiscal 2015, with the return on the NASDAQ Composite Index and the NASDAQ Global Retail Index for the same period. Our common stock began “regular-way” trading following the Separation on April 7, 2014. The graph assumes an initial investment of $100 on March 20, 2014 in each of our common stock, the NASDAQ Composite Index and the NASDAQ Global Retail Index.

See accompanying Notes to Consolidated and Combined Financial Statements.

	3/20/2014	1/30/2015	1/29/2016
Lands' End, Inc.	$100	$104	$65
NASDAQ Composite Index	$100	$107	$107
NASDAQ Retail Index	$100	$107	$108

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

Equity Compensation Plan Information
The following table reflects information about securities authorized for issuance under the Company’s equity compensation plans as of January 29, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans* (in thousands)
Equity compensation plans approved by security holders	284	—	681
Equity compensation plans not approved by security holders	—	—	—
Total	284	—	681

*
Represents shares of common stock that may be issued pursuant to the Lands’ End, Inc. 2014 Stock Plan as amended (the “2014 Stock Plan”). Awards under the 2014 Stock Plan may be restricted stock, stock unit awards, incentive stock options, nonqualified stock options, stock appreciation rights, or certain other stock-based awards. The numbers shown exclude shares covered by an outstanding plan award that, subsequent to January 29, 2016, ultimately are not delivered on an unrestricted basis (for example, because the award is forfeited, canceled or used to satisfy tax withholding obligations).

ITEM 6. SELECTED FINANCIAL DATA
The Consolidated and Combined Statements of Operations data set forth below for the fiscal years ended January 29, 2016, January 30, 2015 and January 31, 2014 and the Consolidated Balance Sheet data as of January 29, 2016 and January 30, 2015 are derived from the audited Consolidated and Combined Financial Statements included elsewhere in this Annual Report on Form 10-K. The Combined Statements of Operations data for the fiscal year ended February 1, 2013 and January 27, 2012 and the Balance Sheet data as of January 31, 2014, February 1, 2013 and January 27, 2012 are derived from audited Consolidated and Combined Financial Statements not included in this Annual Report on Form 10-K. All historical financial and other data prior to the Separation reflects the Lands’ End business of Sears Holdings, and the historical financial and other data subsequent to the Separation include the accounts of Lands' End, Inc. and its subsidiaries which are collectively referred to herein as “our” historical financial and other data. See Note 1, Background and Basis of Presentation, to the Consolidated and Combined Financial Statements and accompanying notes.
The selected historical consolidated and combined financial and other financial data presented below should be read in conjunction with our Consolidated and Combined Financial Statements and accompanying notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Annual Report on Form 10-K. Our combined financial information may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we operated as a publicly traded company independent from Sears Holdings during all the periods presented.

	Fiscal Year
(in thousands, except per share data and number of stores)	2015	2014	2013	2012	2011
Consolidated and Combined Statement of Comprehensive Operations Data(1)
Net revenue	$1,419,778	$1,555,353	$1,562,876	$1,585,927	$1,725,627
Net (loss) income(2)(3)	$(19,548)	$73,799	$78,847	$49,827	$76,234
Basic and diluted (loss) earnings per common share(2)(3)(4)	$(0.61)	$2.31	$2.47	$1.56	$2.39
Basic average shares outstanding	31,979	31,957	31,957	31,957	31,957
Diluted average shares outstanding	31,979	32,016	31,957	31,957	31,957
Consolidated Balance Sheet Data
Total assets	$1,288,526	$1,349,999	$1,194,275	$1,217,722	$1,238,923
Other Financial and Operating Data
Adjusted EBITDA(5)	$107,288	$164,298	$150,010	$107,673	$144,996
Number of retail stores at year end	246	255	290	293	306

(1)	Our fiscal year end is on the Friday preceding the Saturday closest to January 31 each year. Fiscal year 2012 consisted of 53 weeks. All other fiscal years consisted of 52 weeks.

(2)	Fiscal 2015 Net loss includes an impairment charge of $98.3 million, $62.0 million net of tax, related to the non-cash write-down of our trade name asset, Lands' End.

(3)	Fiscal 2015 and Fiscal 2014 Net (loss) income includes interest expense and stand-alone public company expenses which did not exist in prior periods.

(4)
On April 4, 2014, Sears Holdings distributed 31,956,521 shares of Lands’ End common stock. The computation of basic and diluted shares for all periods prior to April 4, 2014 was calculated using the number of shares of Lands’ End common stock outstanding on April 4, 2014. The same number of shares was used to calculate basic and diluted earnings per share. Refer to Note 2, Summary of Significant Accounting Policies, to the Consolidated and Combined Financial Statements for information regarding earnings per share.

(5)
Adjusted EBITDA—In addition to our net (loss) income determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), for purposes of evaluating operating performance, we use Adjusted EBITDA, which is adjusted to exclude certain significant items as set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our business for comparable periods. This metric is also incorporated into executive compensation plans when compared to our budgeted operating performance. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items. Adjusted EBITDA should not be considered as a substitute for GAAP measurements.

While Adjusted EBITDA is a non-GAAP measurement, management believes that it is an important indicator of operating performance, and useful to investors, because:

•	EBITDA excludes the effects of financings, investing activities and tax structure by eliminating the effects of interest, depreciation and income tax costs; and

•
Other significant items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of results. We have adjusted our results for these items to make our statements more comparable and therefore more useful to investors as the items are not representative of our ongoing operations.

•	Intangible asset impairment—charge associated with the non-cash write-down of our trade name asset, Lands' End, in Fiscal 2015.

•
Product recall—costs associated with a recall of selected styles of children's sleepwear in Fiscal 2014 that did not meet the federal flammability standard for children's sleepwear and the subsequent reversal of some costs in Fiscal 2015 as customer return rates were lower than Company estimates.

•
Restructuring costs—costs associated with an initiative to reduce the corporate cost structure in Fiscal 2013. Management considers these costs to be infrequent and affecting comparability of results between reporting periods.

•	Gain or loss on the sale of property and equipment—management considers the gains or losses on sale of assets to result from investing decisions rather than ongoing operations.
The following table presents a reconciliation of Adjusted EBITDA to net (loss) income, the most comparable GAAP measure for each of the periods indicated:

	Fiscal Year
(in thousands)	2015	2014	2013	2012	2011
Net (loss) income	$(19,548)	$73,799	$78,847	$49,827	$76,234
Income tax (benefit) expense	(9,691)	46,758	49,544	32,243	45,669
Other income, net	(671)	(1,408)	(50)	(67)	(95)
Interest expense	24,826	20,494	—	—	—
Intangible asset impairment	98,300	—	—	—	—
Depreciation and amortization	17,399	19,703	21,599	23,121	22,686
Product recall	(3,371)	4,713	—	—	—
Restructuring costs	—	—	—	2,479	—
Loss on sale of property and equipment	44	239	70	70	502
Adjusted EBITDA	$107,288	$164,298	$150,010	$107,673	$144,996

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with the Consolidated and Combined Financial Statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. See “Cautionary Statements Concerning Forward-Looking Statements” below and Item 1A, Risk Factors, in this Annual Report on Form 10-K and for a discussion of the uncertainties, risks and assumptions associated with these statements.
As used in this Annual Report on Form 10-K, references to the “Company”, “Lands' End”, “we”, “us”, “our” and similar terms refer to Lands' End, Inc. and its subsidiaries. Our fiscal year ends on the Friday preceding the Saturday closest to January 31. Other terms that are commonly used in this Annual Report on Form 10-K are defined as follows:

•ABL Facility - Asset-based senior secured credit agreements, dated as of April 4, 2014, with Bank of America, N.A and certain other lenders
•ASU - FASB Accounting Standards Update
•ERP - enterprise resource planning software solutions
•ESL - ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert
•Debt facilities - Collectively, the ABL Facility and the Term Loan Facility
•FASB - Financial Accounting Standards Board
•Fiscal 2016 - Our next fiscal year representing the fifty-two weeks ending January 27, 2017
•Fiscal 2015 - The fifty-two weeks under January 29, 2016
•Fiscal 2014 - The fifty-two weeks ended January 30, 2015
•Fiscal 2013 - The fifty-two weeks ended January 31, 2014
•GAAP - Accounting principles generally accepted in the United States
•LIBOR - London inter-bank offered rate
•Same Store Sales - Net revenue, from stores that have been open for at least 12 full months where selling square footage has not changed by 15% or more within the past year
•Sears Holdings or Sears Holdings Corporation - Sears Holdings Corporation, a Delaware Corporation, and its consolidated subsidiaries (other than, for all periods following the Separation, Lands' End)
•Sears Roebuck - Sears, Roebuck and Co., a wholly owned subsidiary of Sears Holdings
•SEC - United States Securities and Exchange Commission
•Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders
•Tax Sharing Agreement - A tax sharing agreement entered into by Sears Holdings Corporation and Lands' End in connection with the Separation
•Term Loan Facility - Term loan credit agreements, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders

•UK Borrower - A United Kingdom subsidiary borrower of Lands’ End under the ABL Facility
•UTBs - Gross unrecognized tax benefits

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

•
Discussion and analysis. This section highlights items affecting the comparability of our financial results and provides an analysis of our combined and segment results of operations for Fiscal 2015, Fiscal 2014 and Fiscal 2013.

•
Liquidity and capital resources. This section provides an overview of our historical and anticipated cash and financing activities. We also review our historical sources and uses of cash in our operating, investing and financing activities.

•
Contractual Obligations and Off-Balance-Sheet Arrangements. This section provides details of the Company's off-balance-sheet arrangements and contractual obligations for the next 5 years and thereafter.

•	Financial Instruments with Off-Balance-Sheet Risk. This section discusses financial instruments of the Company that could have off-balance-sheet risk.

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
Through April 4, 2014, Sears Holdings Corporation’s investment in Lands’ End is shown as Net parent company investment in the Balance Sheet. Upon completion of the Separation, the Company had 31,956,521 shares of common stock outstanding at a par value of $0.01 per share. After Separation adjustments were recorded, the remaining Net parent company investment, which includes all earnings prior to the Separation, was transferred to Additional paid-in capital.
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
The prior arrangements, as reflected in the historical Combined Financial Statements contained herein, are not materially different from the arrangements that were entered into with Sears Holdings in connection with the Separation, with the exception of the Shop Your Way member loyalty program. Net annual costs associated with the Shop Your Way member loyalty program decreased by $1.3 million in Fiscal 2015 compared to Fiscal 2014 and $6.4 million in Fiscal 2014 compared to 2013.
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

The success of our Retail segment depends on the performance of the Lands’ End Shops at Sears. Under the terms of the master lease agreement and master sublease agreement pursuant to which Sears Roebuck leases or subleases to us the premises for the Lands’ End Shops at Sears, Sears Roebuck has certain rights to (1) relocate our leased premises within the building in which such premises are located, subject to certain limitations, including our right to terminate the applicable lease if we are not satisfied with the new premises, and (2) terminate without liability the lease with respect to a particular Lands’ End Shop if the overall Sears store in which such Lands’ End Shop is located is closed or sold. Sears Holdings announced that it intends to continue to right-size, redeploy and highlight the value of its assets, including its real estate portfolio, in its transition from an asset-intensive, store-focused retailer and that it has entered into lease agreements with third party retailers for stand-alone stores. On July 7, 2015, Sears Holdings completed a rights offering and sale-leaseback transaction (the “Seritage transaction”) with Seritage Growth Properties (“Seritage”), an independent publicly traded real estate investment trust. Sears Holdings disclosed that as part of the Seritage transaction, it sold 235 properties to Seritage (the “REIT properties”) along with Sears Holdings’ 50% interest in each of three real estate joint ventures (collectively, the “JVs”). Sears Holdings also disclosed that it contributed 31 properties to the JVs (the “JV properties”). As of January 29, 2016, 59 of the REIT properties contained a Lands’ End Shop and 15 of the JV properties contained a Lands’ End Shop, the leases with respect to which Sears Roebuck retained for its own account. Sears Holdings disclosed that Seritage and the JVs have a recapture right with respect to approximately 50% of the space within the stores at the REIT properties and JV properties (subject to certain exceptions), and with respect to nine of the stores that contain a Lands’ End Shop, Seritage has the additional right to recapture 100% of the space within the Sears Roebuck store. If Sears Roebuck continues to dispose of retail stores that contain Lands’ End Shops, and/or offer us relocation alternatives for Lands’ End Shops that are less attractive than the current premises, our business and results of operations could be adversely affected. On January 29, 2016 the Company operated 227 Lands’ End Shops at Sears, compared to 236 Lands’ End Shops at Sears on January 30, 2015.
Debt Service Costs. Since the separation, we are also incurring increased costs related to our $175.0 million ABL Facility and on our Term Loan Facility with an initial balance of $515.0 million. On January 29, 2016 the Term Loan Facility had a balance of $506.0 million. Interest costs related to the Debt facilities were $24.8 million in Fiscal 2015 and $20.5 million for the ten months the Debt facilities were in place in Fiscal 2014. The interest costs include approximately $1.7 million and $1.6 million of amortization of debt issuance costs in Fiscal 2015 and Fiscal 2014, respectively. Annual payments under the Debt facilities are expected to be the cash interest charges plus the Term Loan Facility seven year amortization of principal at a rate equal to 1% per annum. See “Liquidity and Capital Resources - Description of Material Indebtedness” below.
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
Seasonality
We experience seasonal fluctuations in our net revenue and operating results and historically have realized a significant portion of our net revenue and earnings for the year during our fourth fiscal quarter. We generated 33.4%, 32.4% and 34.4% of our net revenue in the fourth fiscal quarter of Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively. Thus, lower than expected fourth quarter net revenue could have an adverse impact on our annual operating results.
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
Results of Operations
Fiscal Year. Our fiscal year end is on the Friday preceding the Saturday closest to January 31 each year. Fiscal years 2015, 2014 and 2013 each consisted of 52 weeks.

The following tables sets forth, for the periods indicated, selected income statement data:

	Fiscal 2015		Fiscal 2014		Fiscal 2013
(in thousands)	$’s	% of Net Revenue	$’s	% of Net Revenue	$’s	% of Net Revenue
Net revenue:	$1,419,778	100.0%	$1,555,353	100.0%	$1,562,876	100.0%
Cost of sales (excluding depreciation and amortization)	767,189	54.0%	819,422	52.7%	852,539	54.5%
Gross profit	652,589	46.0%	735,931	47.3%	710,337	45.5%
Selling and administrative	545,301	38.4%	573,335	36.9%	560,327	35.9%
Depreciation and amortization	17,399	1.2%	19,703	1.3%	21,599	1.4%
Intangible asset impairment	98,300	6.9%	—	—%	—	—%
Other operating (income) expense, net	(3,327)	(0.2)%	3,250	0.2%	70	—%
Operating (loss) income	(5,084)	(0.4)%	139,643	9.0%	128,341	8.2%
Interest expense	24,826	1.7%	20,494	1.3%	—	—%
Other income, net	(671)	—%	(1,408)	(0.1)%	(50)	—%
(Loss) income before income taxes	(29,239)	(2.1)%	120,557	7.8%	128,391	8.2%
Income tax (benefit) expense	(9,691)	(0.7)%	46,758	3.0%	49,544	3.2%
Net (loss) income	$(19,548)	(1.4)%	$73,799	4.8%	$78,847	5.0%
Depreciation and amortization is not included in our cost of sales because we are a reseller of inventory and do not believe that including depreciation and amortization is meaningful. As a result, our gross profits may not be comparable to other entities that include depreciation and amortization related to the sale of their product in their gross profit measure.
Net (Loss) Income and Adjusted EBITDA
We recorded Net (loss) income of $(19.5) million, $73.8 million, and $78.8 million for Fiscal 2015, Fiscal 2014, and Fiscal 2013 respectively. In addition to our Net (loss) income determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted EBITDA measurement. Adjusted EBITDA is computed as Net (loss) income appearing on the Consolidated and Combined Statements of Comprehensive Operations net of Income tax expense, Interest expense, Depreciation and amortization, and certain significant items set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our businesses, as well as executive compensation metrics, for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.
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

▪	Intangible asset impairment—change associated with the non-cash write-down of our trade name asset, Lands' End, in Fiscal 2015.

▪
Product recall—costs associated with a recall of selected styles of children's sleepwear in Fiscal 2014 that did not meet the federal flammability standard for children's sleepwear and the subsequent reversal of some costs in Fiscal 2015 as customer return rates were lower than Company estimates.

▪	Gain or loss on the sale of property and equipment—management considers the gains or losses on sale of assets to result from investing decisions rather than ongoing operations.

	Fiscal 2015		Fiscal 2014		Fiscal 2013
(in thousands)	$’s	% of Net Revenue	$’s	% of Net Revenue	$’s	% of Net Revenue
Net (loss) income	$(19,548)	(1.4)%	$73,799	4.8%	$78,847	5.0%
Income tax (benefit) expense	(9,691)	(0.7)%	46,758	3.0%	49,544	3.2%
Other income, net	(671)	—%	(1,408)	(0.1)%	(50)	—%
Interest expense	24,826	1.7%	20,494	1.3%	—	—%
Operating (loss) income	(5,084)	(0.4)%	139,643	9.0%	128,341	8.2%
Intangible asset impairment	98,300	6.9%	—	—%	—	—%
Depreciation and amortization	17,399	1.2%	19,703	1.3%	21,599	1.4%
Product recall	(3,371)	(0.2)%	4,713	0.3%	—	—%
Loss on disposal of property and equipment	44	—%	239	—%	70	—%
Adjusted EBITDA	$107,288	7.6%	$164,298	10.6%	150,010	9.6%
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
Discussion and Analysis
Fiscal 2015 Compared to Fiscal 2014
Net revenue
Total Net revenue for Fiscal 2015 was $1.42 billion, compared with $1.56 billion for Fiscal 2014, a decrease of $135.6 million. The decrease was primarily attributable to a decrease in our Direct segment of $105.7 million and a decrease in our Retail segment of $30.1 million.
Direct segment Net revenue was $1.21 billion in Fiscal 2015, a decrease of $105.7 million, or 8% from $1.3 billion during the same period of the prior year. The decrease was driven by a decrease in catalog circulation, a reduced promotional approach, and lower customer acceptance of our product offering in a challenging retail environment, partially offset by our new marketing initiatives. Changes in foreign currency exchange rates compared with Fiscal 2014 negatively affected Net revenue in the Direct segment by approximately $26.7 million.
Net revenue in the Retail segment was $204.6 million in Fiscal 2015, a decrease of $30.1 million, or 13% from $234.6 million during the same period of the prior year. The decrease was drive by Same Store Sales and fewer Land's End Shops at Sears. Same Store Sales in the Retail segment decreased 9.3%, driven by lower sales in the Company’s Lands’ End Shops at Sears. On January 29, 2016 the Company operated 227 Lands’ End Shops at Sears, 14 global Lands’ End Inlet stores and five international shop-in-shops compared to 236 Lands’ End Shops at Sears and 14 global Lands’ End Inlets and five international shop-in-shops on January 30, 2015.
Gross Profit
Total gross profit decreased 11.3% to $652.6 million and gross margin decreased approximately 130 basis points to 46.0% of total Net revenue, compared with $735.9 million, or 47.3% of total Net revenue in Fiscal 2015 and Fiscal 2014, respectively.

The decrease in gross profit was driven by a decrease in Direct segment gross profit to $567.1 million in Fiscal 2015 compared with $636.1 million in Fiscal 2014. The Direct segment gross margin decreased 150 basis points to 46.7% in Fiscal 2015 from 48.2% in Fiscal 2014, driven by a highly promotional retail environment which required deeper discounting during the fourth quarter of the year. Changes in foreign currency exchange rates compared with Fiscal 2014 negatively affected gross margin in the Direct segment by approximately 90 basis points.
Retail segment gross profit decreased 14.2% to $85.5 million in Fiscal 2015 compared with $99.7 million in Fiscal 2014. Retail segment gross margin decreased 70 basis points to 41.8% of Retail Net revenue in Fiscal 2015, from 42.5% in Fiscal 2014, driven by a highly promotional retail environment which required deeper discounting during the fourth quarter of the year.
Selling and Administrative Expenses
Selling and administrative expenses were $545.3 million, or 38.4% of total Net revenue in Fiscal 2015 compared with $573.3 million, or 36.9% of total Net revenue for the comparable period in the prior year. The decrease of $28.0 million in Selling and administrative expense was primarily attributable to $12.9 million in favorable foreign exchange impacts, a $8.1 million decrease in incentive compensation and a $7.7 million decrease in personnel costs.
The Direct segment Selling and administrative expenses were $424.8 million for Fiscal 2015 compared to $445.0 million for the prior year. The decrease of $20.2 million in Selling and administrative expense was primarily due to $12.9 million of favorable foreign exchange impacts, a $4.3 million decrease in incentive compensation, a $3.4 million decline in personnel costs and lower marketing investments of $2.8 million, partially offset by increased information technology expenses.
The Retail segment Selling and administrative expenses were $86.1 million for Fiscal 2015 compared to $92.6 million for the prior year. The decrease of $6.5 million in Selling and administrative expense was primarily due to the reduction in the number of locations, including declines in personnel costs of $5.5 million, and occupancy costs of $0.5 million.
Corporate / other Selling and administrative expenses were $34.4 million for Fiscal 2015 compared to $35.7 million for the prior year. The decrease of $1.3 million in selling and administrative expense was primarily due to decreased incentive compensation of $3.6 million, partially offset by $2.0 million in increased personnel costs.
Depreciation and Amortization
Depreciation and amortization was $17.4 million in Fiscal 2015, a decrease of $2.3 million or 11.7%, compared with $19.7 million in Fiscal 2014. The decrease in Depreciation and amortization was primarily attributable to lower amortization of intangible assets.
Intangible Asset Impairment
Intangible asset impairment was a non-cash write-down of the trade name asset Lands' End in Fiscal 2015 of $98.3 million. See Note 2, Summary of Significant Accounting Policies, and Note 8, Goodwill and Intangible Assets, of the Note to the Consolidated and Combined Financial Statements in this Annual Report on Form 10-K for more information about these assets and the related impairment charge.
Other Operating (Income) Expense, Net
Other operating (income) expense, net was $(3.3) million in Fiscal 2015 compared to Other operating (income) expense, net of $3.3 million in Fiscal 2014. Other operating income during Fiscal 2015 was largely comprised of the reversal of a portion of the product recall accrual recognized in Fiscal 2014. Customer return rates for the recalled products were lower than estimated despite the efforts by the Company to contact impacted customers which resulted in the product recall reversal causing Other Operating to be income in Fiscal 2015 and an expense in Fiscal 2014.

Operating (Loss) Income
Operating (loss) income was $(5.1) million in Fiscal 2015, compared with Operating (loss) income of $139.6 million in Fiscal 2014. The decrease of $144.7 million, or 103.6%, was primarily driven by the intangible asset impairment and lower Net revenues.
Interest Expense
Interest expense was $24.8 million in Fiscal 2015, compared with $20.5 million in Fiscal 2014. The increase in Interest expense was driven by 2 additional months of interest in Fiscal 2015 versus Fiscal 2014.
Other Income, Net
Other Income, Net was $0.7 million in Fiscal 2015 compared to $1.4 million in Fiscal 2014. Other Income, Net consists primarily of rental and interest income. In Fiscal 2015 we incurred a charge of $1.2 million from the reduction of a tax receivable from our former parent as a result of favorable tax settlements in certain tax jurisdictions. Consequently, there is a $1.2 million increase in income tax benefit (before consideration of federal income tax impact).
Income Tax (Benefit) Expense
Income tax (benefit) expense was $(9.7) million for Fiscal 2015 compared with Income tax (benefit) expense of $46.8 million in Fiscal 2014. The decrease was primarily attributable to lower Operating income. Our effective tax rate was 33.1% and 38.8% in Fiscal 2015 and Fiscal 2014, respectively. The decrease in the effective tax rate was primarily driven by the favorable tax settlements discussed above.
Net (Loss) Income
Net (loss) income was $(19.5) million, or $(0.61) per diluted share in Fiscal 2015 compared to Net (loss) income of $73.8 million, or $2.31 per diluted share in Fiscal 2014. The decrease in Net (loss) income was primarily attributable to the Intangible asset impairment, lower gross profit and increased Interest expense partially offset by lower Selling and administrative expenses.
Adjusted EBITDA
Adjusted EBITDA was $107.3 million in Fiscal 2015, compared with Adjusted EBITDA of $164.3 million in Fiscal 2014. The 34.7% decrease was primarily driven by lower Net revenue.
Fiscal 2014 Compared to Fiscal 2013
Net revenue
Total Net revenue for Fiscal 2014 was $1.56 billion, compared with $1.56 billion in the same period of the prior year, a slight decrease of $7.5 million. Net revenue was negatively impacted by $3.4 million from the product recall announced on March 23, 2015. Excluding the product recall, Net revenue decreased $4.1 million in Fiscal 2014 compared to Fiscal 2013. The decrease was attributable to a decrease in our Retail segment of $24.3 million, partially offset by an increase in our Direct segment of $16.8 million. The Direct segment excluding the product recall increased $20.2 million compared to Fiscal 2013.
Direct segment Net revenue was $1.32 billion in Fiscal 2014, an increase of $16.8 million, or 1% from $1.30 billion during the same period of the prior year. The increase was driven by an increase in our United States businesses driven by business and school uniforms, and our women's product offerings, partially offset by decreases in our international business and the product recall. Changes in foreign currency exchange rates compared with Fiscal 2013 negatively affected Net revenue in the Direct segment by approximately 40 basis points.
Net revenue in the Retail segment was $234.6 million in Fiscal 2014, a decrease of $24.3 million, or 9% from $258.9 million during the same period of the prior year. The decrease was driven by a decrease in the number of Lands’ End Shops at Sears, a decrease in Shop Your Way member loyalty program redemption credits resulting from the commercial agreements entered into with Sears Holdings as part of the Separation, and a decrease in same store sales. Same store sales in the Retail segment decreased 2%, driven by lower sales in the Company’s Lands’ End Shops at Sears. On January 30, 2015 the Company operated 236 Lands’ End Shops at Sears and 14 global Lands’

End Inlet stores and five international shop-in-shops compared to 274 Lands’ End Shops at Sears and 16 global Lands’ End Inlet stores on January 31, 2014.
Gross Profit
Total gross profit increased 4% to $735.9 million and gross margin increased approximately 180 basis points to 47.3% of total Net revenue, compared with $710.3 million, or 45.5% of total Net revenue, in Fiscal 2014 and Fiscal 2013, respectively.
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
Retail segment gross profit decreased 7% to $99.7 million in Fiscal 2014 compared with $106.8 million in Fiscal 2013. Retail segment gross margin increased 130 basis points to 42.5% of Retail Net revenue in Fiscal 2014, from 41.2% in Fiscal 2013, driven by improved merchandise assortment architecture and a more targeted promotional strategy, partially offset by increased net costs associated with the Shop Your Way member loyalty program.
Selling and Administrative Expenses
Selling and administrative expenses were $573.3 million, or 36.9% of total Net revenue in Fiscal 2014 compared with $560.3 million, or 35.9% of total Net revenue for the comparable period in the prior year. The increase of $13.0 million in Selling and administrative expense was primarily attributable to a $8.6 million increase in incentive compensation, $8.5 million in costs associated with being a stand-alone public company, increased investment in marketing and the product recall, partially offset by lower personnel costs. In Fiscal 2013 the Company had $0.6 million of incentive expenses and no stand-alone public company related expenses.
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
Liquidity and Capital Resources
Our primary need for liquidity is to fund working capital requirements of our business, capital expenditures, debt service and for general corporate purposes. Our cash and cash equivalents and the ABL Facility serve as sources of liquidity for short-term working capital needs and general corporate purposes. We expect that our cash on hand and cash flows from operations, along with our ABL Facility, will be adequate to meet our capital requirements and operational needs for the next 12 months. Cash generated from our net revenue and profitability, and somewhat to a lesser extent our changes in working capital, are driven by the seasonality of our business, with a disproportionate amount of net revenue and operating cash flows generally occurring in the fourth fiscal quarter of each year.
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

Description of Material Indebtedness
Debt Arrangements
Lands’ End entered into an asset-based senior secured credit agreement, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders, which provides for maximum borrowings of $175.0 million under the ABL Facility for Lands’ End, subject to a borrowing base, with a $30.0 million sub facility for the UK Borrower. The ABL Facility has a sub-limit of $70.0 million for domestic letters of credit and a sub-limit of $15.0 million for letters of credit for the UK Borrower. The ABL Facility is available for working capital and other general corporate purposes, and was undrawn at January 29, 2016, other than for letters of credit. The Company had borrowing availability under the ABL Facility of $150.7 million as of January 29, 2016, net of outstanding letters of credit of $24.3 million.
Also on April 4, 2014, Lands’ End entered into a term loan credit agreement with Bank of America, N.A. and certain other lenders, with respect to the Term Loan Facility of $515.0 million, the proceeds of which were used to pay a dividend of $500.0 million to a subsidiary of Sears Holdings Corporation immediately prior to the Separation and to pay fees and expenses associated with the Debt facilities of approximately $11.4 million, with the remaining proceeds used for general corporate purposes.
Maturity; Amortization and Prepayments
The ABL Facility will mature on April 4, 2019. The Term Loan Facility will mature on April 4, 2021, will amortize at a rate equal to 1% per annum, and beginning in Fiscal 2015, is subject to mandatory prepayment in an amount equal to a percentage of the borrower’s excess cash flows (as defined in the ABL Facility) in each fiscal year, ranging from 0% to 50% depending on Lands’ End’s secured leverage ratio, and the proceeds from certain asset sales and casualty events. Based on Fiscal 2015 results, the Company was not required to make a mandatory prepayment.
Guarantees; Security
All domestic obligations under the Debt facilities are unconditionally guaranteed by Lands’ End and, subject to certain exceptions, each of its existing and future direct and indirect domestic subsidiaries. In addition, the obligations of the UK Borrower under the ABL Facility are guaranteed by its existing and future direct and indirect subsidiaries organized in the United Kingdom. The ABL Facility is secured by a first priority security interest in certain working capital of the borrowers and guarantors consisting primarily of accounts receivable and inventory. The Term Loan Facility is secured by a second priority security interest in the same collateral, with certain exceptions.
The Term Loan Facility also is secured by a first priority security interest in certain property and assets of the borrowers and guarantors, including certain fixed assets and stock of subsidiaries. The ABL Facility is secured by a second priority security interest in the same collateral.
Interest; Fees
The interest rates per annum applicable to the loans under the Debt facilities are based on a fluctuating rate of interest measured by reference to, at the borrowers’ election, either (i) LIBOR plus a borrowing margin, or (ii) an alternative base rate plus a borrowing margin. The borrowing margin is fixed for the Term Loan Facility at 3.25% in the case of LIBOR loans and 2.25% in the case of base rate loans. For the Term Loan Facility, LIBOR is subject to a 1% interest rate floor. The borrowing margin for the ABL Facility is subject to adjustment based on the average excess availability under the ABL Facility for the preceding fiscal quarter, and will range from 1.5% to 2.0% in the case of LIBOR borrowings and will range from 0.5% to 1.0% in the case of base rate borrowings.
Customary agency fees are payable pursuant to the terms of the Debt facilities. The ABL Facility fees also include (i) commitment fees, based on a percentage ranging from approximately 0.25% to 0.375% of the daily unused portions of the facility, and (ii) customary letter of credit fees.
Representations and Warranties; Covenants
Subject to specified exceptions, the Debt facilities contain various representations and warranties and restrictive covenants that, among other things, restrict the ability of Lands’ End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the ABL Facility falls below the greater of 10% of the loan cap amount or $15.0 million, Lands’ End will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Debt facilities do not otherwise contain financial maintenance covenants. The Company was in compliance with all financial covenants related to the Debt facilities as of January 29, 2016.
The Debt facilities contain certain affirmative covenants, including reporting requirements such as delivery of financial statements, certificates and notices of certain events, maintaining insurance, and providing additional guarantees and collateral in certain circumstances.
Events of Default
The Debt facilities include customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross defaults related to certain other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, and material judgments and change of control.
Cash Flows from Operating Activities
Operating activities generated net cash of $35.9 million, $211.1 million and $114.9 million in Fiscal 2015, Fiscal 2014, and Fiscal 2013, respectively. Our primary source of operating cash flows is the sale of merchandise goods and services to customers, while the primary use of cash in operations is the purchase of merchandise inventories.
In Fiscal 2015, net cash provided by operating activities decreased $175.2 million compared to Fiscal 2014 primarily due to:

•	Lower revenues, which drove a decrease in Net (loss) income before non-cash items and an increase in inventory,

•	Increased inventory purchases to replenish inventory levels, as beginning inventory for Fiscal 2014 was $68.6 million more than beginning inventory for Fiscal 2015,

•	Cash payments for taxes and incentive compensation, and

•	The one time impact in Fiscal 2014 of items that were settled through inter-company transactions with our former parent prior to the separation as described further below.
In Fiscal 2014, net cash provided by operating activities increased $96.2 million compared to Fiscal 2013 primarily due to:

•	Improved inventory management,

•
The net effect of changes in the settlement methods with our former parent company and certain suppliers resulting from the Separation, including $28.8 million in Accounts payable less $3.5 million in Accounts receivable, as these items would have been included in equity as part of Net parent company investment prior to the Separation on April 4, 2014 from Sears Holdings, and

•	Increased Operating income, partially offset by

•	Interest payments on debt.
Cash Flows from Investing Activities
Net cash used in investing activities was $22.2 million, $16.6 million and $9.9 million for Fiscal 2015, Fiscal 2014, and Fiscal 2013, respectively. Cash used in investing activities for all periods was primarily used in investing in information technology infrastructure, specifically ERP, and property and equipment.
For Fiscal 2016, we plan to invest a total of approximately $40 to $45 million in capital expenditures for strategic investments and infrastructure, primarily in technology and general corporate needs.

Cash Flows from Financing Activities
Net cash (used in) / provided in financing activities was $(5.2) million, $8.2 million and $(110.9) million for Fiscal 2015, Fiscal 2014, and Fiscal 2013, respectively. Financing activities in Fiscal 2015 consisted of required annual payments on our Term Loan Facility. Financing activities in Fiscal 2014 consisted of cash proceeds of $515.0 million from our Term Loan Facility and a $8.5 million contribution from Sears Holdings, offset by a $500.0 million dividend paid to a subsidiary of Sears Holdings Corporation prior to the Separation, $11.4 million of debt issuance costs related to the Debt facilities and $5.2 million of payments on the Term Loan Facility. Financing activities for Fiscal 2014 prior to the Separation and Fiscal 2013 consisted of intercompany activity with Sears Holdings. Contributions from / (distributions to) parent company, net is the net effect of our former parent’s intercompany settlement for transactions with the Lands' End business of Sears Holdings. Subsequent to the Separation, some of these activities are now included in cash flows from operating activities.

Contractual Obligations and Off-Balance-Sheet Arrangements
We have no material off-balance-sheet arrangements other than the guarantees and contractual obligations that are discussed below.
Information concerning our obligations and commitments to make future payments under contracts such as lease agreements, and under contingent commitments, as of January 29, 2016, is aggregated in the following table:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	2-3 Years	4-5 Years	After 5 years

Operating leases(1)	$91,416	$28,653	$45,700	$13,259	$3,804
Principal payments on long-term debt	505,988	5,150	10,300	10,300	480,238
Interest on long-term debt and ABL Facility fees	113,055	22,603	44,548	42,049	3,855
Purchase obligations(2)	125,925	125,925	—	—	—
Total contractual obligations	$836,384	$182,331	$100,548	$65,608	$487,897

(1)    Operating lease obligations consist primarily of future minimum lease commitments related to store operating leases (refer to Note 4, Leases, of our consolidated and combined financial statements).

(2)    Purchase obligations primarily represent open purchase orders to purchase inventory.

At January 29, 2016, Lands’ End had UTBs of $8.3 million, which are not reflected in the table above. We are unable to reasonably estimate the timing of liability payments arising from uncertain tax positions in individual years due to uncertainties in the timing of effective settlement of tax positions. Pursuant to the Tax Sharing Agreement, Sears Holdings Corporation is generally responsible for all United States federal, state and local UTBs through the date of the Separation and, as such, the UTBs are recorded in Other liabilities in the Consolidated and Balance Sheets, and an indemnification asset from Sears Holdings Corporation for the $8.0 million pre-Separation UTBs is recorded in Other assets in the Consolidated Balance Sheets.
Financial Instruments with Off-Balance-Sheet Risk
Lands’ End entered into the ABL Facility, which provides for maximum borrowings of $175.0 million for Lands’ End, subject to a borrowing base, with a $30.0 million sub facility for the UK Borrower. The ABL Facility has a sub-limit of $70.0 million for domestic letters of credit and a sub-limit of $15.0 million for letters of credit for the UK Borrower. The ABL Facility is available for working capital and other general corporate purposes, and was undrawn at the Separation and at January 29, 2016, other than for letters of credit. The Company had borrowing availability under the ABL Facility of $150.7 million as of January 29, 2016, net of outstanding letters of credit of $24.3 million.

In addition, Lands’ End had a $2.1 million foreign subsidiary credit facility that was supported by a Lands’ End, Inc. guarantee. This credit facility guaranteed and allowed for deferred payment of custom duties. This credit facility was not utilized during the fiscal year ended January 30, 2015 and was merged into the ABL Facility as of January 29, 2016.

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
For a summary of our significant accounting policies, please refer to Note 2, Summary of Significant Accounting Policies, of our consolidated and combined financial statements. We believe the accounting policies discussed below represent the accounting policies we apply that are the most critical to understanding our consolidated and combined financial statements.
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
For financial reporting and tax purposes, the Company’s United States inventory, primarily merchandise held for sale, is stated at last-in, first-out (“LIFO”) cost, which is lower than market. The Company accounts for its non-United States inventory on the first-in, first-out (“FIFO”) method. The United States inventory accounted for using the LIFO method was 88% and 83% of total inventory as of January 29, 2016 and January 30, 2015, respectively.
We continually make assessments as to whether the carrying cost of inventory exceeds its market value, and, if so, by what dollar amount. Excess inventories may be disposed of through our Direct segment and Retail segment. Based on historical results experienced through various methods of disposition, we write down the carrying value of inventories that are not expected to be sold at or above cost. The excess and obsolete reserve balances were $15.5 million and $18.2 million as of January 29, 2016 and January 30, 2015, respectively. For the inventory marked down to net realizable value, a one percentage point increase in our adjustment rate at January 29, 2016 would have had an immaterial impact on our consolidated and combined financial statements.
Goodwill and Trade Name Impairment Assessments
Goodwill and the trade name intangible asset are tested separately for impairment on an annual basis, or are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The goodwill and trade name intangible asset relate to Kmart’s acquisition of Sears Roebuck in March 2005.
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
During Fiscal 2015, Fiscal 2014 and Fiscal 2013, the fair value of the reporting unit exceeded the carrying value and, as such, we did not record any goodwill impairment charges.
The use of different assumptions, estimates or judgments in the first step of the goodwill impairment testing process, such as the estimated future cash flows of our reporting units, the discount rate used to discount such cash flows, and the market multiples of comparable companies, could significantly increase or decrease the estimated fair value of a reporting unit. At the Fiscal 2015 annual impairment test date, the conclusion that no indication of goodwill impairment existed for the reporting unit would not have changed had the test been conducted assuming: (1) a 100 basis point increase in the discount rate used to discount the aggregate estimated cash flows of our reporting units to their net present value in determining their estimated fair values and/or (2) a 100 basis point decrease in the estimated sales growth rate and/or terminal period growth rate.
Goodwill impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment, retail industry or in the equity markets, deterioration in our performance or our future projections, or changes in our plans for the reporting unit.
Indefinite-lived intangible asset impairment assessments. We review our indefinite-lived intangible asset, the Lands’ End trade name, for impairment by comparing the carrying amount of the asset to its fair value. We consider the income approach when testing the intangible asset with indefinite life for impairment on an annual basis. We determined that the income approach, specifically the relief from royalty method, was most appropriate for analyzing our indefinite-lived asset. This method is based on the assumption that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset class. The relief from royalty method involves two steps: (1) estimation of reasonable royalty rates for the assets and (2) the application of these royalty rates to a net revenue stream and discounting the resulting cash flows to determine a value. We multiplied the selected royalty rate by the forecasted net revenue stream to calculate the cost savings (relief from royalty payment) associated with the asset. The cash flows are then discounted to present value by the selected discount rate and compared to the carrying value of the asset.
In Fiscal 2015 we tested our indefinite-lived intangible assets as required. As a result of this testing, we recorded a non-cash pretax trade name impairment charge to our Direct segment of $98.3 million in Fiscal 2015, due to lower future revenue forecasts as a result of declining results in Fiscal 2015, including a 6% decline in fourth quarter revenues in Fiscal 2015 compared to Fiscal 2014. Revenues in the fourth quarter generally account for approximately one third of annual revenues due to the significance of the holiday selling season to our business, and therefore fourth quarter results have a significant influence on future projections for the Company. The impairment is recorded in Intangible asset impairment in the Consolidated and Combined Statements of Operations in this Annual Report on Form 10-K. No impairment charge was in Fiscal 2014 or Fiscal 2013. Future cash expenditures will not result from these impairment charges. If actual results are not consistent with our estimates and assumptions used in estimating future revenue streams, we may be exposed to further losses.
See Note 2, Summary of Significant Accounting Policies, and Note 8, Goodwill and Intangible Assets, of the Note to the Consolidated and Combined Financial Statements in this Annual Report on Form 10-K for more information about these assets and the related impairment charge.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides new guidance for revenue recognition. This guidance was deferred by ASU 2015-14, issued by the FASB in August 2015, and will be effective for Lands' End in the first quarter of its fiscal year ending February 1, 2019. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company's Consolidated and Combined Financial Statements. See Note 2, Summary of Significant Accounting Policies, for further information.
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
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The Company has adopted this guidance in Fiscal 2015 and applied it retrospectively. The prior period presented has been restated to conform to the current year presentation. See Note 2, Summary of Significant Accounting Policies, and Note 9, Income Taxes, for further information.

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
The following additional factors, among others, could cause our actual results, performance, and achievements to differ from those described in the forward-looking statements: our ability to offer merchandise and services that customers want to purchase, including new collections that are designed to attract new customers and drive demand from core customers; changes in customer preference for our branded merchandise; customers’ use of our digital platform, including our e-commerce websites, and response to direct mail catalogs and digital marketing, including the success of initiatives that are intended to optimize catalog productivity; the success of our overall marketing strategies, including our brand awareness initiatives and our efforts to maintain a robust customer list; our dependence on information technology and a failure of information technology systems, including with respect to our e-commerce operations, or an inability to upgrade or adapt our systems; the success of our ERP implementation; fluctuations and increases in the costs of raw materials; impairment of our relationships with our vendors; our failure to maintain the security of customer, employee or company information; our failure to compete effectively in the apparel industry; the performance of our “store within a store” business model; reliance on promotions and markdowns to encourage consumer purchases; if Sears Roebuck sells or disposes of its retail stores or if its retail business does not attract customers or does not adequately provide services to Lands’ End Shops at Sears; legal, regulatory, economic and political risks associated with international trade and those markets in which we conduct business and source our merchandise; failure of our efforts to expand our channels and geographic reach; our failure to protect or preserve the image of our brands and our intellectual property rights; increases in postage, paper and printing costs; failure by third parties who provide us with services in connection with certain aspects of our business to perform their obligations; our failure to timely and effectively obtain shipments of products from our vendors and deliver merchandise to our customers; our failure to efficiently manage inventory levels; unseasonal or severe weather conditions; the seasonal nature of our business; the adverse effect on our reputation if our independent vendors do not use ethical business practices or comply with applicable laws and regulations; assessments for additional state taxes; our exposure to periodic litigation and other regulatory proceedings, including with respect to product liability claims; incurrence of charges due to impairment of goodwill, other intangible assets and long-lived assets; our failure to retain our executive management team and to attract qualified new personnel; the impact on our business of adverse worldwide economic and market conditions, including economic factors that negatively impact consumer spending on discretionary items; the inability of our past performance generally, as reflected on our historical financial statements, to be indicative of our future performance; the impact of increased costs due to a decrease in our purchasing power following the Separation and other losses of benefits associated with being a subsidiary of Sears Holdings; the failure of Sears Holdings or its subsidiaries to perform under various transaction agreements that have been executed in connection with the Separation or our failure to have necessary systems and services in place when certain of the transaction agreements expire; our agreements related to the Separation and our continuing relationship with Sears Holdings were negotiated while we were a subsidiary of Sears Holdings and we may have received better terms from an unaffiliated third party; potential indemnification liabilities to Sears Holdings pursuant to the separation and distribution agreement; our inability to engage in certain corporate transactions after the Separation; the ability of our principal shareholders to exert substantial influence over us; adverse effects of the Separation on our business; potential liabilities under fraudulent conveyance and transfer laws and legal capital requirements; declines in our stock price due to the eligibility of a number of our shares of common stock for future sale; our inability to pay dividends; stockholders’ percentage ownership in Lands’ End may be diluted in the future; and increases in our expenses and administrative burden in relation to being a public company, in particular to maintain compliance with certain provisions of the Sarbanes-Oxley Act of 2002; and other factors.

The foregoing factors should not be understood as exhaustive and should be read in conjunction with the other cautionary statements, including the “Risk Factors,” that are included in this Annual Report filed on Form 10-K and in our other filings with the SEC and our other public announcements. While we believe that our forecasts and assumptions are reasonable, we caution that actual results may differ materially. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by our forward-looking statements. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report on Form 10-K, and we undertake no obligation to publicly update or review any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or circumstances or otherwise, except as required by law.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in currency rates. We have not been materially impacted by fluctuations in foreign currency exchange rates as a significant portion of our business is transacted in United States dollars, and is expected to continue to be transacted in United States dollars or United States dollar-based currencies. As of January 29, 2016 we had $31.4 million of cash denominated in foreign currency, principally in British Pounds, Euros and Yen. We do not enter into financial instruments for trading purposes or hedging and have not used any derivative financial instruments. We do not consider our foreign earnings to be permanently reinvested.
We are subject to interest rate risk with our Term Loan Facility and our ABL Facility, as both require us to pay interest on outstanding borrowings at variable rates. Each one percentage point change in interest rates associated with the Term Loan Facility would result in a $2.2 million change in our annual cash interest expenses. Assuming our ABL Facility was fully drawn to a principal amount equal to $175.0 million, each one percentage point change in interest rates would result in a $1.8 million change in our annual cash interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm	51
Consolidated and Combined Statements of Operations for Fiscal Years Ended January 29, 2016 January 30, 2015, and January 31, 2014	53
Consolidated and Combined Statements of Comprehensive Operations for Fiscal Years Ended January 29, 2016 January 30, 2015, and January 31, 2014	54
Consolidated Balance Sheets at January 29, 2016 and January 30, 2015	55
Consolidated and Combined Statements of Cash Flows for Fiscal Years Ended January 29, 2016, January 30, 2015 and January 31, 2014	56
Consolidated and Combined Statements of Changes in Stockholders' Equity for Fiscal Years Ended January 29, 2016, January 30, 2015 and January 31, 2014	57
Notes to Consolidated and Combined Financial Statements	58

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lands’ End, Inc.:

We have audited the accompanying consolidated balance sheets of Lands’ End, Inc. and subsidiaries (the "Company") as of January 29, 2016 and January 30, 2015, and the related consolidated and combined statements of operations, comprehensive operations, cash flows, and stockholders’ equity for each of the three fiscal years in the period ended January 29, 2016. We also have audited the Company's internal control over financial reporting as of January 29, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Lands’ End, Inc. and subsidiaries as of January 29, 2016 and January 30, 2015, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 and Note 11, the combined financial statements, constituting the periods prior to April 4, 2014, include the Lands’ End business of Sears Holdings Corporation and have been derived from the consolidated financial statements and accounting records of Sears Holdings Corporation. The combined financial statements also include expense allocations for certain corporate functions historically provided by Sears Holdings Corporation. These allocations may not be reflective of the actual expense which would have been incurred had the Company operated as a separate entity apart from Sears Holdings Corporation prior to April 4, 2014.

/s/ DELOITTE & TOUCHE LLP

Davenport, Iowa
April 1, 2016

LANDS’ END, INC.
Consolidated and Combined Statements of Operations
for Fiscal Years Ended January 29, 2016, January 30, 2015 and January 31, 2014

(in thousands except per share data)	2015	2014	2013
REVENUES
Net revenue:	$1,419,778	$1,555,353	$1,562,876
Cost of sales (excluding depreciation and amortization)	767,189	819,422	852,539
Gross profit	652,589	735,931	710,337

Selling and administrative	545,301	573,335	560,327
Depreciation and amortization	17,399	19,703	21,599
Intangible asset impairment	98,300	—	—
Other operating (income) expense, net	(3,327)	3,250	70
Total costs and expenses	657,673	596,288	581,996
Operating (loss) income	(5,084)	139,643	128,341
Interest expense	24,826	20,494	—
Other income, net	(671)	(1,408)	(50)
(Loss) income before income taxes	(29,239)	120,557	128,391
Income tax (benefit) expense	(9,691)	46,758	49,544
NET (LOSS) INCOME	$(19,548)	$73,799	$78,847
NET (LOSS) INCOME PER COMMON SHARE ATTRIBUTABLE TO STOCKHOLDERS (Note 2)
Basic:	$(0.61)	$2.31	$2.47
Diluted:	$(0.61)	$2.31	$2.47

Basic weighted average common shares outstanding	31,979	31,957	31,957
Diluted weighted average common shares outstanding	31,979	32,016	31,957

See accompanying Notes to Consolidated and Combined Financial Statements.

LANDS’ END, INC.
Consolidated and Combined Statements of Comprehensive Operations
for Fiscal Years Ended January 29, 2016, January 30, 2015 and January 31, 2014

(in thousands)	2015	2014	2013
NET (LOSS) INCOME	$(19,548)	$73,799	$78,847
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(2,086)	(5,303)	1,166
COMPREHENSIVE (LOSS) INCOME	$(21,634)	$68,496	$80,013

See accompanying Notes to Consolidated and Combined Financial Statements.

LANDS’ END, INC.
Consolidated Balance Sheets

(in thousands, except share data)	January 29, 2016	January 30, 2015
ASSETS
Current assets
Cash and cash equivalents	$228,368	$221,454
Restricted cash	3,300	3,300
Accounts receivable, net	32,061	30,073
Inventories, net	329,203	301,367
Prepaid expenses and other current assets	24,972	31,408
Total current assets	617,904	587,602
Property and equipment, net	109,831	101,223
Goodwill	110,000	110,000
Intangible assets, net	430,000	528,712
Other assets	20,791	22,462
TOTAL ASSETS	$1,288,526	$1,349,999
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$146,097	$132,796
Other current liabilities	83,992	107,553
Total current liabilities	230,089	240,349
Long-term debt	500,838	505,988
Long-term deferred tax liabilities	157,252	181,045
Other liabilities	15,838	18,424
TOTAL LIABILITIES	904,017	945,806
Commitments and contingencies
STOCKHOLDERS' EQUITY
Common stock, par value $0.01- authorized: 480,000,000 shares; issued and outstanding: 31,991,668, 31,956,521, respectively	320	320
Additional paid-in capital	344,244	342,294
Retained earnings	49,329	68,877
Accumulated other comprehensive loss	(9,384)	(7,298)
Total stockholders’ equity	384,509	404,193
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,288,526	$1,349,999

See accompanying Notes to Consolidated and Combined Financial Statements.

LANDS’ END, INC.
Consolidated and Combined Statements of Cash Flows
for Fiscal Years Ended January 29, 2016, January 30, 2015 and January 31, 2014

(in thousands)	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(19,548)	$73,799	$78,847
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	17,399	19,703	21,599
Intangible asset impairment	98,300	—	—
Product recall	(3,371)	4,713	—
Amortization of debt issuance costs	1,741	1,563	—
Loss on disposal of property and equipment	44	239	70
Stock-based compensation	2,395	2,118	—
Deferred income taxes	(22,670)	17,545	(4,961)
Change in operating assets and liabilities:
Inventories	(29,819)	64,252	10,007
Accounts payable	10,005	19,207	9,145
Other operating assets	3,462	(9,342)	(3,946)
Other operating liabilities	(22,047)	17,324	4,158
Net cash provided by operating activities	35,891	211,121	114,919
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	—	—	14
Purchases of property and equipment	(22,224)	(16,608)	(9,887)
Net cash used in investing activities	(22,224)	(16,608)	(9,873)
CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from / (distributions to) Sears Holdings, net	—	8,481	(110,936)
Proceeds from issuance of long-term debt	—	515,000	—
Payments on term loan facility	(5,150)	(3,862)	—
Debt issuance costs	—	(11,433)	—
Dividend paid to a subsidiary of Sears Holdings Corporation	—	(500,000)	—
Net cash (used in) provided by financing activities	(5,150)	8,186	(110,936)
Effects of exchange rate changes on cash	(1,603)	(3,656)	44
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,914	199,043	(5,846)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	221,454	22,411	28,257
CASH AND CASH EQUIVALENTS, END OF YEAR	$228,368	$221,454	$22,411
SUPPLEMENTAL INFORMATION:
Supplemental Cash Flow Data:
Unpaid liability to acquire property and equipment	$8,182	$4,157	$2,208
Income taxes paid	$23,991	$19,842	$4,059
Interest paid	$22,690	$18,726	$—

See accompanying Notes to Consolidated and Combined Financial Statements.

LANDS’ END, INC.
Consolidated and Combined Statements of Changes in Stockholders’ Equity

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Net Parent Company Investment	Total Stockholders' Equity
(in thousands except share data)	Shares	Amount
Balance at February 1, 2013	—	$—	$—	$—	$(3,161)	$826,398	$823,237
Net income	—	—	—	—	—	78,847	78,847
Cumulative translation adjustment, net of tax	—	—	—	—	1,166	—	1,166
Distribution to Sears Holdings, net	—	—	—	—	—	(110,936)	(110,936)
Balance at January 31, 2014	—	—	—	—	(1,995)	794,309	792,314
Net income	—	—	—	68,877	—	4,922	73,799
Cumulative translation adjustment, net of tax	—	—	—	—	(5,303)	—	(5,303)
Stock-based compensation expense	—	—	2,118	—	—	—	2,118
Contribution from Sears Holdings, net	—	—	—	—	—	8,481	8,481
Dividend paid to parent company	—	—	—	—	—	(500,000)	(500,000)
Separation related adjustment	—	—	—	—	—	32,784	32,784
Reclassification of net parent company investment to common stock and additional paid-in capital in conjunction with the separation	31,956,521	320	340,176	—	—	(340,496)	—
Balance at January 30, 2015	31,956,521	320	342,294	68,877	(7,298)	—	404,193
Net loss	—	—	—	(19,548)	—	—	(19,548)
Cumulative translation adjustment, net of tax	—	—	—	—	(2,086)	—	(2,086)
Stock-based compensation expense	—	—	2,395	—	—	—	2,395
Vesting of restricted shares	52,948	—	—	—	—	—	—
Restricted stock shares surrendered for taxes	(17,801)	—	(445)	—	—	—	(445)
Balance at January 29, 2016	31,991,668	$320	$344,244	$49,329	$(9,384)	$—	$384,509

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
Terms that are commonly used in the Company's notes to consolidated financial statements are defined as follows:
•ABL Facility - Asset-based senior secured credit agreements, dated as of April 4, 2014, with Bank of America, N.A and certain other lenders
•Adjusted EBITDA - Adjusted Earnings before Interest, Taxes, Depreciation and Amortization, Other Income, net, and certain significant items
•ASC - Financial Accounting Standards Board Accounting Standards Codification, which serves as the source for authoritative GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative GAAP for SEC registrants
•ASU - FASB Accounting Standards Update
•CAM - Common area maintenance for leased properties
•Debt facilities - Collectively, the ABL Facility and the Term Loan Facility
•EPS - Earnings per share
•ERP - enterprise resource planning software solutions
•ESL - ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert
•FASB - Financial Accounting Standards Board
•Fiscal 2016 - The Company's next fiscal year representing the fifty-two weeks ending January 27, 2017
•Fiscal 2015 - The fifty-two weeks ended January 29, 2016
•Fiscal 2014 - The fifty-two weeks ended January 30, 2015
•Fiscal 2013 - The fifty-three weeks ended January 31, 2014
•GAAP - Accounting principles generally accepted in the United States
•LIBOR - London inter-bank offered rate
•Sears Holdings or Sears Holdings Corporation - Sears Holdings Corporation, a Delaware Corporation, and its consolidated subsidiaries (other than, for all periods following the Separation, Lands' End)
•Sears Roebuck - Sears, Roebuck and Co., a subsidiary of Sears Holdings Corporation
•SEC - United States Securities and Exchange Commission
•Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders
•SHMC - Sears Holdings Management Corporation, a subsidiary of Sears Holdings Corporation
•SHCP - SHC Promotions LLC, a subsidiary of Sears Holdings Corporation
•SYW - Shop Your Way member loyalty program

•Tax Sharing Agreement - A tax sharing agreement entered into by Sears Holdings Corporation and Lands' End in connection with the Separation
•Term Loan Facility - Term loan credit agreements, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders
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
All intracompany transactions and accounts have been eliminated. Prior to the Separation, all intercompany transactions between Sears Holdings and Lands’ End were considered to be effectively settled in the Combined Financial Statements at the time the transactions were recorded. The total net effect of the settlement of these intercompany transactions is reflected in the Combined Statements of Cash Flows as a financing activity and in the Combined Statements of Stockholders' Equity as Net parent company investment.
Through April 4, 2014, Sears Holdings Corporation’s investment in Lands’ End was shown as Net parent company investment in the Balance Sheet. Upon completion of the Separation, the Company had 31,956,521 shares of common stock outstanding at a par value of $0.01 per share. After Separation adjustments were recorded, the remaining Net parent company investment, which includes all earnings prior to Separation, was transferred to Additional paid-in capital.

As a business operation of Sears Holdings, Lands' End did not maintain its own tax and certain other corporate support functions prior to the Separation. Lands' End entered into agreements with Sears Holdings for the continuation of certain of these services, as well as to support the Lands' End Shops at Sears. These expenses had been allocated to Lands’ End based on direct usage or benefit where identifiable, with the remainder allocated on a pro rata basis based upon revenue, headcount, square footage or other measures. Lands’ End considers the expense allocation methodology and results to be reasonable for all periods presented. However, the costs and allocations charged to the Company by Sears Holdings do not necessarily reflect the costs of obtaining the services from unaffiliated third parties or of the Company providing the applicable services itself. The historical Combined Financial Statements contained herein may not be indicative of the Company’s financial position, operating results, and cash flows in the future, or what they would have been if it had been a stand-alone company during all periods presented. See Note 11, Related Party Agreements and Transactions.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Fiscal Year
The Company’s fiscal year end is on the Friday preceding the Saturday closest to January 31 each year. Fiscal Years 2015, 2014 and 2013 each consisted of 52 weeks. Unless the context otherwise requires. The following fiscal periods are presented in this report.

Fiscal Year	Ended	Weeks
2015	January 29, 2016	52
2014	January 30, 2015	52
2013	January 31, 2014	52
Seasonality
The Company’s operations have historically been seasonal, with a disproportionate amount of net revenue occurring in the fourth fiscal quarter, reflecting increased demand during the year-end holiday selling season. The impact of seasonality on results of operations is more pronounced since the level of certain fixed costs, such as occupancy and overhead expenses, do not vary with sales. The Company’s results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons and promotions, the amount of net revenue contributed by new and existing stores, the timing and level of markdowns, competitive factors, weather and general economic conditions.
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

Restricted cash
The Company classifies cash balances pledged as collateral for an employee benefit trust fund as Restricted cash on the Consolidated Balance Sheets.
Allowance for Doubtful Accounts
The Company provides an allowance for doubtful accounts based on both historical experience and specific identification. Allowances for doubtful accounts on accounts receivable balances were $0.6 million and $0.7 million as of January 29, 2016 and January 30, 2015, respectively. Accounts receivable balance is presented net of the Company’s allowance for doubtful accounts and is comprised of various customer-related accounts receivable.
Changes in the balance of the allowance for doubtful accounts are as follows for the following years:

(in thousands)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Beginning balance	$688	$1,031	$1,316
Provision	286	371	444
Write-offs	(348)	(714)	(729)
Ending balance	$626	$688	$1,031
Inventory
Inventories primarily consist of merchandise purchased for resale. For financial reporting and tax purposes, the Company’s United States inventory, primarily merchandise held for sale, is stated at last-in, first-out (“LIFO”) cost, which is lower than market. The Company accounts for its non-United States inventory on the first-in, first-out (“FIFO”) method. The United States inventory accounted for using the LIFO method was 88% and 83% of total inventory as of January 29, 2016 and January 30, 2015, respectively. If the FIFO method of accounting for inventory had been used, the effect on inventory would have been immaterial as of January 29, 2016 and January 30, 2015.
The Company maintains a reserve for excess and obsolete inventory. The reserve is calculated based on historical experience related to liquidation/disposal of identified inventory. The excess and obsolescence reserve balances were $15.5 million and $18.2 million as of January 29, 2016 and January 30, 2015, respectively.
Deferred Catalog Costs and Marketing
Costs incurred for direct response marketing consist primarily of catalog production and mailing costs that are generally amortized within two months from the date catalogs are mailed. Unamortized marketing costs reported as prepaid assets were $11.5 million and $20.7 million as of January 29, 2016 and January 30, 2015, respectively. The Company expenses the costs of marketing for website, magazines, newspaper, radio and other general media when the marketing takes place. Marketing expenses, including catalog costs amortization, website-related costs and other print media were $199.0 million, $208.0 million and $198.6 million for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively. These costs are included within Selling and administrative expenses in the accompanying Consolidated and Combined Statements of Comprehensive Operations.
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

(in thousands)	Asset Lives	January 29, 2016	January 30, 2015
Land	—	$3,509	$3,529
Buildings and improvements	15-30	99,957	100,583
Furniture, fixtures and equipment	3-10	78,864	76,938
Computer hardware and software	3-5	75,170	67,432
Leasehold improvements	3-7	12,841	12,781
Assets in development		17,020	5,630
Gross property and equipment		287,361	266,893
Accumulated depreciation		(177,530)	(165,670)
Total property and equipment, net		$109,831	$101,223

As of January 29, 2016, assets in development relate primarily to technological investments in a new ERP system. January 30, 2015 assets in development, primarily related to the ERP system, have been reclassified from computer hardware and software to assets in development to conform to the current year presentation.
Depreciation expense is recorded over the estimated useful lives of the respective assets using the straight-line method. Leasehold improvements are depreciated over the shorter of the associated lease term or the estimated useful life of the asset. Depreciation expense included within Depreciation and amortization expense reported in the accompanying Consolidated and Combined Statements of Comprehensive Operations was $17.0 million, $17.1 million and $19.0 million for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.
Impairment of Long-Lived Assets and Finite-Lived Intangible Assets
Long-lived assets, including property and equipment and finite-lived intangible assets (customer lists) are subject to a review for impairment if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future undiscounted cash flows generated by an asset or asset group is less than its carrying amount, the Company then determines the fair value of the asset generally by using a discounted cash flow model. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value as determined based on quoted market prices or through the use of other valuation techniques. There were no impairments recognized in Fiscal 2015, Fiscal 2014 or Fiscal 2013.
Goodwill and Indefinite-lived Intangible Asset Impairment Assessments
Goodwill and the trade name intangible asset are tested separately for impairment on an annual basis, or are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The majority of the Company's goodwill and intangible assets relate to Kmart Holding Corporation’s acquisition of Sears Roebuck in March 2005.
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
During Fiscal 2015, Fiscal 2014 and Fiscal 2013, the fair value of the reporting unit exceeded the carrying value and, as such, the Company did not record any goodwill impairment charges.
Indefinite-lived intangible asset impairment assessments. The Company's indefinite lived intangible asset, the Lands' End trade name, resides in the Direct reporting unit. Lands' End reviews the trade name for impairment by comparing the carrying amount to its fair value. The Company considers the income approach when testing the indefinite-lived intangible asset for impairment on an annual basis. Lands' End determined that the income approach, specifically the relief from royalty method, was most appropriate for analyzing the Company's indefinite-lived asset. This method is based on the assumption that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset class. The relief from royalty method involves two steps: (1) estimation of reasonable royalty rates for the assets and (2) the application of these royalty rates to a net revenue stream and discounting the resulting cash flows to determine a present value. The Company multiplied the selected royalty rate by the forecasted net revenue stream to calculate the cost savings (relief from royalty payment) associated with the asset. The cash flows are then discounted to present value using the selected discount rate and compared to the carrying value of the asset.
In Fiscal 2015, Fiscal 2014 and Fiscal 2013, the Company tested the indefinite-lived intangible assets as required. As a result of this testing, in Fiscal 2015 the Company recorded a non-cash pretax trade name impairment charge to the Direct segment of approximately $98.3 million to the Intangible asset impairment line in the Consolidated and Combined Statements of Operations. No impairment charges were recorded in Fiscal 2014 or Fiscal 2013.
Financial Instruments with Off-Balance-Sheet Risk
Lands' End entered into the ABL Facility, which provides for maximum borrowings of $175.0 million for Lands' End, subject to a borrowing base, with a $30.0 million sub facility for the UK Borrower. The ABL Facility has a sub-limit of $70.0 million for domestic letters of credit and a sub-limit of $15.0 million for letters of credit for the UK Borrower. The ABL Facility is available for working capital and other general corporate purposes, and was undrawn at January 29, 2016 and January 30, 2015, other than for letters of credit. See Note 3, Debt.
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
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable. Total accounts receivable were $32.1 million and $30.1 million as of January 29, 2016 and January 30, 2015, respectively. Bad debt expense was $0.3 million and $0.4 million $0.5 million in Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively. At January 29, 2016 and January 30, 2015 accounts receivable included $3.9 million and $5.7 million, respectively, due from Sears Holdings.
Cash and cash equivalents, Accounts receivable, Accounts payable and Other current liabilities are reflected in the Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments.
Long-term debt is reflected in the Consolidated Balance Sheets at amortized cost. The fair value of debt was determined utilizing level 2 valuation techniques based on the closing inactive market bid price on January 29, 2016 and January 30, 2015. See Note 7, Fair Value of Financial Assets and Liabilities.
Foreign Currency Translations and Transactions
The Company translates the assets and liabilities of foreign subsidiaries from their respective functional currencies to United States dollars at the appropriate spot rates as of the balance sheet date. Revenue and expenses of operations are translated to United States dollars using weighted average exchange rates during the year. The foreign subsidiaries use the local currency as their functional currency. The effects of foreign currency translation adjustments are included as a component of Accumulated other comprehensive (loss) income in the accompanying Consolidated and Combined Statements of Changes in Stockholders' Equity. The Company recognized net foreign exchange transaction losses of $5.7 million, $4.7 million and $1.8 million in Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively, in the accompanying Consolidated and Combined Statements of Comprehensive Operations.
Revenue Recognition
Revenues include sales of merchandise and delivery revenues related to merchandise sold. Revenue is recognized for the Direct segment when the merchandise is expected to be received by the customer and for the Retail segment at the time of sale in the store.
Net revenues are reported net of estimated returns and allowances and exclude sales taxes. Estimated returns and allowances are recorded as a reduction of sales and cost of sales. The reserve for sales returns and allowances is calculated based on historical experience and future expectations and is included in Other current liabilities on the Consolidated Balance Sheets.
Reserves for sales returns and allowances consisted of the following:

(in thousands)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Beginning balance	$13,868	$13,805	$13,524
Provision	166,579	187,000	211,505
Write-offs	(167,842)	(186,937)	(211,224)
Ending balance	$12,605	$13,868	$13,805
The Company sells gift certificates, gift cards and e-certificates (collectively, “gift cards”) to customers through both the Direct and Retail segments. The gift cards do not have expiration dates. Revenue from gift cards are recognized when (i) the gift card is redeemed by the customer for merchandise, or (ii) after 3 years when the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”) and the Company does not have a legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions. Revenue recognized from gift card breakage was $2.2 million, $1.7 million and $1.7 million in Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.

Cost of Sales
Cost of sales are comprised principally of the costs of merchandise, in-bound freight, duty, warehousing and distribution (including receiving, picking, packing, store delivery and value added costs), customer shipping and handling costs and physical inventory losses. Depreciation and amortization is not included in the Company's cost of sales.
The Company participates in Sears Holdings’ SYW program. The expenses for this program are recorded in Cost of sales, as described in Note 11, Related Party Agreements and Transactions.
Selling and Administrative Expenses
Selling and administrative expenses are comprised principally of payroll and benefits costs for direct, retail and corporate employees, marketing, occupancy costs of retail stores and corporate facilities, buying, pre-opening costs and other administrative expenses. All stock-based compensation is recorded in Selling and administrative expenses. See Note 5, Stock-Based Compensation.
Prior to the Separation, expenses related to the Lands’ End Shops at Sears were allocated to the Company by Sears Holdings, as well as shared services, co-location and services costs. Subsequent to the Separation, these expenses were charged to the Company by Sears Holdings. Selling and administrative expenses included $56.6 million, $62.3 million and $68.4 million in Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively, of costs allocated or charged to the Company by Sears Holdings. See Note 11, Related Party Agreements and Transactions.
Product Recall
In Fiscal 2014, the Company recorded a $4.7 million accrual related to a recall of selected styles of children’s sleepwear that did not meet the federal flammability standard.  In Fiscal 2015, $3.4 million of this amount was reversed due to customer return rates for the recalled products being lower than estimated despite the efforts by the Company to contact impacted customers.  This reversal was recorded in Other Operating income (expense), net.
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
Tax positions are recognized when they are more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is more likely than not to be realized upon settlement. The Company is subject to periodic audits by the United States Internal Revenue Service and other state and local taxing authorities. These audits may challenge certain of the Company’s tax positions such as the timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. The Company evaluates its tax positions and establishes liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes. These tax uncertainties are reviewed as facts and circumstances change and are adjusted accordingly. This requires significant management judgment in estimating final outcomes. Interest and penalties are classified as Income tax expense in the Consolidated and Combined Statements of Operations. See Note 9—Income Taxes.
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
For purposes of the Combined Financial Statements, the income tax provision represents the tax attributable to these operations as if the Company were required to file separate tax returns. Sears Holdings paid all United States federal, state and local income taxes attributable to the Lands’ End business prior to the Separation and the related taxes payable and tax payments were reflected directly in Net parent company investment in the Balance Sheets. Prior to the Separation, income taxes paid by Lands' End only represent taxes for its wholly owned foreign subsidiaries. Following the Separation, Lands' End is responsible for all taxes due. Income taxes paid by Lands' End were $24.0 million, $19.8 million and $4.1 million for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.
Self-Insurance
The Company has a self-insured plan for health and welfare benefits and provides an accrual to cover the obligation. The accrual for the self-insured liability is based on claims filed and an estimate of claims incurred but not yet reported. The Company considers a number of factors, including historical claims information, when determining the amount of the accrual. Costs related to the administration of the plan and related claims are expensed as incurred. Total expenses were $16.2 million, $14.1 million and $16.2 million for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.
The Company also has a self-insured plan for certain costs related to workers’ compensation. The Company obtains third-party insurance coverage to limit exposure to this self-insured risk.
Postretirement Benefit Plan
Effective January 1, 2006, the Company decided to indefinitely suspend eligibility to the postretirement medical plan for future company retirees. In addition, the Company elected to immediately recognize all existing net actuarial losses and prior service costs. All future actuarial gains or losses were recognized in the year they occurred and were not material in Fiscal 2015, Fiscal 2014 and Fiscal 2013. At the time of the Separation the $1.5 million liability related to postretirement benefits was transferred to Sears Holdings Corporation as it assumed administration and funding of the plan after the Separation. This transaction was accounted for as an adjustment to Net parent company investment and did not result in cash flows.
The Company also has a 401(k) retirement plan, which covers most regular employees and allows them to make contributions. The Company also provides a matching contribution on a portion of the employee contributions. Total expense provided under this plan was $3.3 million, $3.4 million and $3.3 million for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) encompasses all changes in equity other than those arising from transactions with stockholders, and is comprised solely of foreign currency translation adjustments and net income.

(in thousands)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Beginning balance: Accumulated other comprehensive loss (net of tax of $3,931, $1,211 and $1,938, respectively)	$(7,298)	$(1,995)	$(3,161)
Other comprehensive income (loss)
Foreign currency translation adjustments (net of tax (expense) benefit of $1,122, $2,720, and $(727), respectively)	(2,086)	(5,303)	1,166
Ending balance: Accumulated other comprehensive loss (net of tax of $5,053, $3,931, and $1,211, respectively)	$(9,384)	$(7,298)	$(1,995)
Comprehensive income—no amounts were reclassified out of Accumulated other comprehensive loss during any of the periods presented.

Stock-Based Compensation
Stock-based compensation expense for restricted stock units is determined based on the grant date fair value. The fair value is determined based on the Company's stock price on the date of the grant. The Company recognizes stock-based compensation cost net of estimated forfeitures and revises the estimates in subsequent periods if actual forfeitures differ from the estimates. The Company estimates the forfeiture rate based on historical data as well as expected future behavior. Stock-based compensation is recorded in Selling and administrative expense in the Consolidated and Combined Statements of Operations over the period in which the employee is required to provide service in exchange for the restricted stock units.
Earnings per Share
The numerator for both basic and diluted EPS is net income attributable to Lands’ End. The denominator for basic EPS is based upon the number of weighted average shares of Lands’ End common stock outstanding during the reporting periods. The denominator for diluted EPS is based upon the number of weighted average shares of Lands’ End common stock and common stock equivalents outstanding during the reporting periods using the treasury stock method in accordance with the FASB ASC. For periods ended April 4, 2014 and prior, basic EPS is computed using the number of shares of Lands’ End common stock outstanding on April 4, 2014, the date on which the Lands’ End common stock was distributed to the stockholders of Sears Holdings Corporation. The same number of shares was used to calculate basic and diluted EPS for Fiscal 2015 and Fiscal 2013. In Fiscal 2015, the dilutive shares were not included due to the net loss reported. In Fiscal 2013 there were no dilutive securities during these periods.
The following table summarizes the components of basic and diluted EPS:

(in thousands, except per share amounts)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Net (loss) income	$(19,548)	$73,799	$78,847

Basic weighted average shares outstanding	31,979	31,957	31,957
Dilutive effect of stock awards	—	59	—
Diluted weighted average shares outstanding	$31,979	$32,016	$31,957

Basic (loss) earnings per share	$(0.61)	$2.31	$2.47
Diluted (loss) earnings per share	$(0.61)	$2.31	$2.47
Anti-dilutive stock awards are comprised of awards which are anti-dilutive in the application of the treasury stock method. In Fiscal 2015, 8,736 anti-dilutive shares were excluded from the diluted weighted average shares outstanding due to the net loss reported. There were no anti-dilutive securities excluded from the diluted weighted average shares outstanding in Fiscal 2014 and Fiscal 2013.
New Accounting Pronouncements
Compensation - Stock Compensation
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation, which simplifies the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. This guidance will be effective for Lands' End in its fiscal year ending February 2, 2018. The adoption of this guidance is not expected to have a material impact on the Company's Consolidated and Combined Financial Statements.
Leases
In February 2016, the FASB issued ASU 2016-02, Leases, which will replace the existing guidance in ASC 840, Leases. This ASU requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-

of-use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. This guidance will be effective for Lands' End in the first quarter of its fiscal year ending January 31, 2020. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company's Consolidated and Combined Financial Statements.
Recognition of Breakage for Certain Prepaid Stored-Value Products
In March 2016, the FASB issued ASU 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products. This update clarifies when it is acceptable to recognize the unredeemed portion of prepaid gift cards into income. This guidance will be effective for Lands' End in the first quarter of its fiscal year ending February 1, 2019. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company's Consolidated and Combined Financial Statements.
Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This update requires an entity to classify deferred tax liabilities and assets as noncurrent within a classified statement of financial position. ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early application is permitted as of the beginning of the interim or annual reporting period. The Company has adopted this guidance in Fiscal 2015 and applied it retrospectively. The prior period presented has been restated to conform to the current year presentation. See Note 9 - Income Taxes for further information.
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
Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which modifies the requirements for disposals to qualify as discontinued operations and expands related disclosure requirements. This guidance will be effective for Lands' End in its fiscal year ending January 29, 2016. This guidance has been adopted and had an immaterial impact on the Company's Consolidated and Combined Financial Statements.
Reclassifications
Certain prior period amounts presented in the Consolidated Balance Sheet have been reclassified to conform to the current year presentation. These reclassifications relate to current deferred tax assets as of January 30, 2015 that were reclassified to Long-term deferred tax liabilities.  This reclassification reduced our current and total assets and our total liabilities, as previously reported in the Consolidated Balance Sheet for January 30, 2015, by $3.4 million. This reclassification had no effect on the Consolidated and Combined Statements of Operations, Comprehensive Operations, Stockholders’ Equity or Cash Flows as previously reported. See Note 9, Income Taxes, for further discussion.
NOTE 3. DEBT
Debt Arrangements
On April 4, 2014, Lands’ End entered into an ABL Facility, which provides for maximum borrowings of $175.0 million for Lands’ End, subject to a borrowing base, with a $30.0 million sub facility for the UK Borrower. The ABL Facility has a sub-limit of $70.0 million for domestic letters of credit and a sub-limit of $15.0 million for letters of credit for the UK Borrower. The ABL Facility is available for working capital and other general corporate purposes, and was undrawn at the Separation and at January 29, 2016, other than for letters of credit.
Also on April 4, 2014, Lands’ End entered into a Term Loan Facility of $515.0 million, the proceeds of which were used to pay a dividend of $500.0 million to a subsidiary of Sears Holdings Corporation immediately prior to the Separation and to pay fees and expenses associated with the Debt facilities of approximately $11.4 million, with the remaining proceeds used for general corporate purposes. The fees were capitalized as debt issuance costs, and are included in Other assets on the Consolidated Balance Sheets and are being amortized as an adjustment to Interest expense over the remaining life of the Debt facilities.
The Company's debt consisted of the following:

	January 29, 2016		January 30, 2015
	Principal Amount	Interest Rate	Principal Amount	Interest Rate
Term Loan Facility, maturing April 4, 2021	$505,988	4.25%	$511,138	4.25%
ABL Facility, maturing April 4, 2019	—	—%	—	—%
	505,988		511,138
Less: current maturities in Other current liabilities	5,150		5,150
Long-term debt	$500,838		$505,988

The following table summarizes the Company's borrowing availability under the ABL Facility:

	January 29, 2016	January 30, 2015
ABL maximum borrowing	$175,000	$175,000
Outstanding letters of credit	24,311	15,541
Borrowing availability under ABL	$150,689	$159,459

Interest; Fees
The interest rates per annum applicable to the loans under the Debt facilities are based on a fluctuating rate of interest measured by reference to, at the borrowers’ election, either (i) an adjusted London inter-bank offered rate (“LIBOR”) plus a borrowing margin, or (ii) an alternative base rate plus a borrowing margin. The borrowing margin is fixed for the Term Loan Facility at 3.25% in the case of LIBOR loans and 2.25% in the case of base rate loans. For the Term Loan Facility, LIBOR is subject to a 1% interest rate floor. The borrowing margin for the ABL Facility is subject to adjustment based on the average excess availability under the ABL Facility for the preceding fiscal quarter, and will range from 1.50% to 2.00% in the case of LIBOR borrowings and will range from 0.50% to 1.00% in the case of base rate borrowings.
Customary agency fees are payable in respect of both Debt facilities. The ABL Facility fees also include (i) commitment fees, based on a percentage ranging from approximately 0.25% to 0.375% of the daily unused portions of the ABL Facility, and (ii) customary letter of credit fees.
Amortization and Prepayments
The Term Loan Facility will amortize at a rate equal to 1% per annum, and is subject to mandatory prepayment in an amount equal to a percentage of the borrower’s excess cash flows (as defined in the Term Loan Facility) in each fiscal year, ranging from 0% to 50% depending on Lands’ End’s secured leverage ratio, and the proceeds from certain asset sales and casualty events. Based on Fiscal 2015 results, no mandatory prepayment is required in the first quarter of Fiscal 2016. The Company’s aggregate scheduled maturities of the Term Loan Facility as of January 29, 2016 are as follows:

(in thousands)
Less than 1 year	$5,150
1 - 2 years	5,150
2 - 3 years	5,150
3 - 4 years	5,150
4 - 5 years	5,150
Thereafter	480,238
$505,988
Guarantees; Security
All domestic obligations under the Debt facilities are unconditionally guaranteed by Lands’ End and, subject to certain exceptions, each of its existing and future direct and indirect domestic subsidiaries. In addition, the obligations of the UK Borrower under the ABL Facility are guaranteed by its existing and future direct and indirect subsidiaries organized in the United Kingdom. The ABL Facility is secured by a first priority security interest in certain working capital of the borrowers and guarantors consisting primarily of accounts receivable and inventory. The Term Loan Facility is secured by a second priority security interest in the same collateral, with certain exceptions.
The Term Loan Facility also is secured by a first priority security interest in certain property and assets of the borrowers and guarantors, including certain fixed assets and stock of subsidiaries. The ABL Facility is secured by a second priority security interest in the same collateral.

Representations and Warranties; Covenants
Subject to specified exceptions, the Debt facilities contain various representations and warranties and restrictive covenants that, among other things, restrict the ability of Lands’ End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the ABL Facility falls below the greater of 10% of the loan cap amount or $15.0 million, Lands’ End will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Debt facilities do not otherwise contain financial maintenance covenants. The Company was in compliance with all financial covenants related to the Debt facilities as of January 29, 2016.
The Debt facilities contain certain affirmative covenants, including reporting requirements such as delivery of financial statements, certificates and notices of certain events, maintaining insurance, and providing additional guarantees and collateral in certain circumstances.
Events of Default
The Debt facilities include customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross defaults related to certain other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, and material judgments and change of control.
NOTE 4. LEASES
The Company leases stores, office space and warehouses under various leasing arrangements. As of January 29, 2016, the Company leases store space in 227 Sears Holdings store locations (see Note 11, Related Party Agreements and Transactions) and 14 Lands’ End Inlet Stores. The total number of retail stores, 246, includes one Lands’ End Inlet Store that is owned by the Company and 5 international shop-in-shops which have no required minimum lease payments. All leases are accounted for as operating leases. Operating lease obligations are based upon contractual minimum rents. Certain leases include renewal options.
Total rental expense under operating leases was $31.1 million, $32.0 million and $33.1 million for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.
Total future commitments under these operating leases (primarily leased Lands’ End Shops at Sears space at Sears Holdings locations as described in Note 11, Related Party Agreements and Transactions) as of January 29, 2016 are as follows for the years ending (in thousands):

2016	$28,653
2017	27,302
2018	18,398
2019	11,845
2020	1,414
Thereafter	3,804

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
The following table summarizes the Company’s stock-based compensation expense, which is included in Selling and administrative expense in the Consolidated and Combined Statements of Comprehensive Operations:

(in thousands)	Fiscal 2015	Fiscal 2014
Performance Awards	$861	$1,883
Deferred Awards	1,534	235
Total stock-based compensation expense	$2,395	$2,118
Stock-based compensation costs for certain executives participating in stock-based compensation plans administered by Sears Holdings were included in Selling and administrative expenses and were not material for Fiscal 2013.
Awards Granted
In Fiscal 2015 the Company granted Deferred Awards and Performance Awards to various employees. In general Deferred Awards granted during Fiscal 2015 have a three year vesting period with 25% of the award vesting in both the first and second years and 50% vesting in the third year. The Performance Awards granted to executives vest over a four year service period and have a performance measure at the end of the second year of service. If earned, 25% of the awards vest in the second and third years and 50% vests in the fourth year.
In general Deferred Awards granted during Fiscal 2014 have a three year vesting period with 25% of the award vesting in both the first and second years and 50% vesting in the third year. In general, the Performance Awards granted to executives vest over a three year service period and have a performance measure at the end of the first year of service. If earned, 25% of the awards vest in the first and second years and 50% vests in the third year.
Changes in the Company’s Unvested Stock Awards
Deferred Awards

(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Deferred Awards, as of January 31, 2014	—	$—
Granted	47	27.86
Forfeited	(3)	27.58
Unvested Deferred Awards, as of January 30, 2015	44	$28.01
Granted	165	31.20
Vested	(9)	28.02
Forfeited	(25)	28.74
Unvested Deferred Awards, as of January 29, 2016	175	$30.87
Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $3.9 million as of January 29, 2016, which will be recognized over a weighted average period of approximately 2.0 years.

Performance Awards

(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Deferred Awards, as of January 31, 2014	—	$—
Granted	304	27.56
Forfeited	(107)	26.73
Unvested Deferred Awards, as of January 30, 2015	197	$28.01
Granted	19	21.94
Vested	(43)	27.86
Forfeited	(64)	28.34
Unvested Performance Awards, as of January 29, 2016	109	$26.81
Total unrecognized stock-based compensation expense related to unvested Performance Awards approximated $1.4 million as of January 29, 2016, which will be recognized over a weighted average period of approximately 1.8 years.
NOTE 6. OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following:

(in thousands)	January 29, 2016	January 30, 2015
Deferred gift card revenue	$20,802	$23,025
Accrued employee compensation and benefits	12,785	18,778
Reserve for sales returns and allowances	12,605	13,868
Deferred revenue	11,097	11,228
Accrued property, sales and other taxes	7,536	8,194
Short-term portion of long-term debt	5,150	5,150
Product recall	207	4,406
Income taxes payable	—	9,559
Other	13,810	13,345
Total other current liabilities	$83,992	$107,553

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

Restricted cash is reflected on the Consolidated Balance Sheets at fair value. The fair value of Restricted cash as of January 29, 2016 and January 30, 2015 was $3.3 million, based on Level 1 inputs. Restricted cash amounts are valued based upon statements received from financial institutions.
Carrying values and fair values of other financial instruments in the Consolidated Balance Sheets are as follows:

	January 29, 2016		January 30, 2015
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including short-term portion	$505,988	$418,073	$511,138	$491,331
Long-term debt was valued utilizing level 2 valuation techniques based on the closing inactive market bid price on January 29, 2016. There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis as of January 29, 2016 and January 30, 2015.
Goodwill and indefinite-lived intangible assets are also tested annually or if a triggering event occurs that indicates an impairment loss may have been incurred using fair value measurements with unobservable inputs (Level 3). During the annual testing, the fair value of the indefinite-lived trade name asset was estimated to be $430 million as of January 29, 2016, less than its carrying amount of $528.3 million as of January 30, 2015. As a result, the Company recorded a non-cash impairment charge of $98.3 million related to the trade name intangible asset, Lands' End, in Fiscal 2015. See Note 2, Summary of Significant Accounting Policies-Goodwill and Intangible Asset Impairment Assessments, and Note 8, Goodwill and Intangible Assets, for further details on the impairment charge and for further description of the valuation methodology used.
NOTE 8. GOODWILL AND INTANGIBLE ASSETS
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase accounting method. The net carrying amounts of goodwill, trade name and customer lists are included within the Company's Direct segment.
ASC 350 requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that the carrying amount may not be recoverable. During Fiscal 2015, Fiscal 2014 and Fiscal 2013 the Company conducted annual impairment testing of goodwill and indefinite-lived intangible assets. As a result of this testing the Company recorded a non-cash pretax intangible asset impairment charge of $98.3 million to our Direct segment during Fiscal 2015. The impairment is recorded in Intangible asset impairment on the Consolidated and Combined Statements of Operations. There was no impairment charge for intangible assets recorded in Fiscal 2014 or prior. There were no impairments of goodwill during any periods presented or since goodwill was first recognized. (See also Note 2, Summary of Significant Accounting Policies-Goodwill and Intangible Asset Impairment Assessments, for further details on the impairment charge).

The following summarizes goodwill and intangible assets:

		January 29, 2016	January 30, 2015
(in thousands)	Useful Life
Amortizing intangible assets:
Gross Customer lists	10	$26,300	$26,300
Accumulated Amortization		(26,300)	(25,888)
Net Customer lists		—	412
Indefinite-lived intangible assets:
Gross Trade Names		528,300	528,300
Impairments		(98,300)	—
Net Trade Names		430,000	528,300
Total intangible assets, net		$430,000	$528,712
Goodwill		$110,000	$110,000

Annual Amortization Expense (in thousands)
Fiscal 2015	$412
Fiscal 2014	2,630
Fiscal 2013	2,630
NOTE 9. INCOME TAXES
The Company’s (loss) income before income taxes in the United States and in foreign jurisdictions is as follows:

(in thousands)	Fiscal 2015	Fiscal 2014	Fiscal 2013
(Loss) income before income taxes:
United States	$(31,206)	$114,772	$117,318
Foreign	1,967	5,785	11,073
Total (loss) income before income taxes	$(29,239)	$120,557	$128,391

The components of the (benefit from) provision for income taxes are as follows:

(in thousands)	Fiscal 2015	Fiscal 2014	Fiscal 2013
United States	$(9,737)	$44,503	$46,272
Foreign	46	2,255	3,272
Total (benefit) provision	$(9,691)	$46,758	$49,544

(in thousands)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Current:
Federal	$10,524	$20,902	$46,355
State	2,409	6,361	5,631
Foreign	46	1,950	2,519
Total current	12,979	29,213	54,505
Deferred:
Federal	(20,956)	14,579	(4,238)
State	(1,714)	2,661	(426)
Foreign	—	305	(297)
Total deferred	(22,670)	17,545	(4,961)
Total (benefit) provision	$(9,691)	$46,758	$49,544
A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Tax at statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	(1.6)%	2.9%	2.6%
Other, net	(0.3)%	0.9%	1.0%
Total	33.1%	38.8%	38.6%
Deferred tax assets and liabilities consisted of the following:

(in thousands)	January 29, 2016	January 30, 2015
Deferred tax assets:
Deferred revenue	$5,349	$7,894
Credit carryforwards	—	5,964
Product recall and other reserves	1,839	5,253
Deferred compensation	3,199	4,823
Reserve for returns	4,911	4,695
Inventory	4,231	4,822
Currency translation adjustment - foreign subsidiaries	5,053	3,931
Other	6,935	7,518
Total deferred tax assets	31,517	44,900
Deferred tax liabilities:
Intangible assets	161,503	197,786
LIFO reserve	20,153	19,864
Unremitted foreign earnings	5,722	4,782
Catalog marketing	1,390	3,474
Other	—	39
Total deferred tax liabilities	188,768	225,945
Net deferred tax liability	$157,251	$181,045
During Fiscal 2015, the Company adopted ASU 2015-017, Balance Sheet Classification of Deferred Taxes, which requires an entity to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet rather than as current and noncurrent. Asof January 30, 2015, the Company reclassified $3,438 of current deferred tax assets to noncurrent deferred tax liabilities to conform to the current year presentation.
A reconciliation of the beginning and ending amount of UTBs for the fiscal years is as follows:

	Federal, State and Foreign Tax
(in thousands)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Gross UTB balance at beginning of period	$9,082	$8,718	$8,507
Tax positions related to the current period—gross increases	116	364	252
Tax positions related to the prior periods—gross decreases	(697)	—	(41)
Settlements	(190)	—	—
Gross UTB balance at end of period	$8,311	$9,082	$8,718
As of January 29, 2016, the Company had UTBs of $8.3 million. Of this amount, $5.4 million would, if recognized, impact its effective tax rate. The Company does not expect that UTBs will fluctuate in the next 12 months for tax audit settlements and the expiration of the statute of limitations for certain jurisdictions. Pursuant to the Tax Sharing Agreement, Sears Holdings Corporation is generally responsible for all United States federal, state and local UTBs through the date of the Separation and, as such, the UTBs are recorded in Other liabilities in the Consolidated Balance Sheets, and an indemnification asset from Sears Holdings Corporation for the $8.0 million pre-Separation UTBs is recorded in Other assets in the Consolidated Balance Sheets.
The Company classifies interest expense and penalties related to UTBs and interest income on tax overpayments as components of income tax expense. As of January 29, 2016, the total amount of interest expense and penalties recognized on the balance sheet was $5.7 million ($3.7 million net of federal benefit). As of January 30, 2015, the total amount of interest and penalties recognized on the balance sheet was $5.5 million ($3.6 million net of federal benefit). The total amount of net interest expense recognized in the Consolidated Statements of Comprehensive Operations was $0.2 million, $0.4 million and $0.4 million for Fiscal 2015, Fiscal 2014 and Fiscal 2013. Sears Holdings and Lands' End files income tax returns in both the United States and various foreign jurisdictions. The Internal Revenue Service has completed its examination of all federal income tax returns of Sears Holdings through the 2009 return, and all matters arising from such examinations have been resolved. Sears Holdings and the Company are under examination by various state income tax jurisdictions for the years 2002 to 2012.
Impacts of Separation
Prior to the Separation, the tax provision and related tax accounts represented the tax attributable to the Company as if the Company filed a separate tax return.  However, the computed obligations were settled through Sears Holdings Corporation. Accordingly, the taxes payable and related tax payments were reflected directly in Net parent company investment in the Consolidated Balance Sheets.
As a result of the Separation, the Company will be filing its own income tax returns and, as a result certain tax attributes previously included in Net parent company investment have been reclassified.  Specifically, subsequent to the Separation the Company reclassified (i) $30.4 million of deferred tax assets related primarily to foreign tax credits; and (ii) a $13.7 million reserve for uncertain tax positions (including penalties and interest) out of Net parent company investment and into Deferred tax liabilities and Other liabilities, respectively, in the Consolidated Balance Sheets.  In addition, pursuant to the tax sharing agreement, a $13.7 million receivable was recorded by the Company to reflect the indemnification by Sears Holdings Corporation of the pre-Separation uncertain tax positions (including penalties and interest) for which Sears Holdings is responsible.  This receivable has been included in Other assets in the Consolidated Balance Sheets.
NOTE 10. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company is party to various claims, legal proceedings and investigations arising in the ordinary course of business. Some of these actions involve complex factual and legal issues and are subject to uncertainties. At this time, the Company is not able to either predict the outcome of these legal proceedings or reasonably estimate a potential range of loss with respect to the proceedings. While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on results of operations, cash flows or financial position taken as a whole.
Beginning in 2005, the Company initiated the first of several claims in Iowa County Circuit Court against the City of Dodgeville (the "City") to recover overpaid taxes resulting from the city’s excessive property tax assessment of the Company’s headquarters campus. As of March 31, 2016, the City has refunded, as the result of various court decisions, over $4.0 million in excessive taxes and interest to the Company in the following amounts: (1) approximately $1.6 million arising from the 2005 and 2006 tax years that was recognized in Fiscal 2009; (2) approximately $1.6 million arising from the 2007, 2009 and 2010 tax years, recognized in Fiscal 2013; (3) approximately $0.9 million arising from the 2008 tax year, recognized in Fiscal 2014. The claims arising from the 2005 and 2006 tax years are closed. The Company claims arising from tax years 2007 and 2009 through 2015 remain unresolved and are still pending before the Wisconsin Supreme Court on several unresolved issues. The Company believes that the potential additional aggregate recovery from the City of Dodgeville arising from the 2007 to 2015 tax years will range from $2.8 million to $4.6 million, none of which has been recorded in the Consolidated and Combined Financial Statements.
NOTE 11. RELATED PARTY AGREEMENTS AND TRANSACTIONS
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
The components of the transactions between the Company and Sears Holdings, which exclude pass-through payments to third parties, are as follows:
Lands’ End Shops at Sears
Related party costs charged by Sears Holdings to the Company related to Lands’ End Shops at Sears are as follows:

(in thousands)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Retail services, store labor	$26,773	$31,087	$34,495
Rent, CAM and occupancy costs	25,239	26,605	28,021
Financial services and payment processing	2,792	3,034	3,353
Supply chain costs	985	1,044	2,037
Total expenses	$55,789	$61,770	$67,906
Number of Lands’ End Shops at Sears at period end (1)	227	236	274
(1) During Fiscal 2015 and Fiscal 2014, 9 and 38 Lands’ End Shops at Sears were closed, respectively.
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
General Corporate Services
Related party costs charged by Sears Holdings to the Company for general corporate services are as follows:

(in thousands)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Sourcing	$9,609	$8,986	$9,805
Shop Your Way	2,896	4,202	8,788
Shared services	484	559	442
Co-location and services	—	15	26
Total expenses	$12,989	$13,762	$19,061
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

Shop Your Way
The Company contracts with SHMC to participate in Sears Holdings’ SYW program. Customers earn points issued by SHMC on purchases which may be redeemed to pay for future purchases. The Company pays SHMC an agreed-upon fee for points issued in connection with purchases from the Company. Depending on the ratio of points redeemed in Lands’ End formats to points issued in Lands’ End formats in the previous 12 months, the Company generally either pays additional fees or is reimbursed fees by SHMC. For Fiscal 2015 and Fiscal 2014, the Company recorded an expense for additional fees payable to SHMC based on the preceding formula. All SYW program expenses are recorded in Cost of sales in the Consolidated and Combined Statements of Comprehensive Operations.
In Fiscal 2013, under the prior arrangements that governed the Company’s participation in the SYW program, as customers redeemed points on purchases, Sears Holdings reimbursed the Company through a redemption credit. The redemption credit was $10.8 million for Fiscal 2013 and was included in Net revenue in the Combined Statements of Comprehensive Operations. There was no redemption credit recognized in Fiscal 2015 or Fiscal 2014.
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
Use of Intellectual Property or Services
Related party revenue and costs charged by the Company to and from Sears Holdings for the use of intellectual property or services is as follows:

(in thousands)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Call center services	$2,344	$2,346	$1,505
Lands' End business outfitters revenue	1,398	1,995	1,808
Credit card revenue	1,274	1,519	1,276
Royalty income	220	79	92
Gift card revenue (expense)	(33)	239	1,515
Total	$5,203	$6,178	$6,196
Call Center Services
The Company has entered into a contract with SHMC to provide call center services in support of Sears Holdings’ SYW program. This income is net of agreed upon costs directly attributable for the Company providing these services. The income is included in Net revenue and costs are included in Selling and administrative expenses in the Consolidated and Combined Statements of Comprehensive Operations. Total call center service income included in Net revenue was $8.6 million, $8.1 million and $7.2 million in Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.
Lands' End Business Outfitters Revenue
The Company sells store uniforms and other company apparel to Sears Holdings from time to time. Revenue related to these sales is included in Net revenue in the Consolidated and Combined Statements of Comprehensive Operations.

Credit Card Revenue
The Company has entered into a contract with SHMC to provide credit cards for customer sales transactions. The Company earns revenue based on the dollar volume of revenue and receives a fee based on the generation of new credit card accounts. This income is included in Net revenue in the Consolidated and Combined Statements of Comprehensive Operations.
Royalty Income
The Company entered into a licensing agreement with SHMC whereby royalties are paid in consideration for sharing or use of intellectual property. Royalties received under this agreement are included in Net revenue in the Consolidated and Combined Statements of Comprehensive Operations.
Gift Card Revenue (Expense)
The Company has entered into a contract with SHCP to provide gift cards for use by the Company. The Company offers gift cards for sale on behalf of SHCP and redeems such items on the Company’s internet websites, retail stores and other retail outlets for merchandise. The Company receives a commission fee on the face value for each gift card it sells, and a payment from Sears Holdings for certain Lands' End-branded gift cards that are redeemed by Sears Holdings for non-Lands' End merchandise. The Company pays a transaction/redemption fee to SHCP for each gift card the Company redeems. The income net of associated expenses is included in Net revenue in the Consolidated and Combined Statements of Comprehensive Operations.
Additional Related Party Balance Sheet Information
At January 29, 2016 and January 30, 2015, the Company included $3.9 million and $5.7 million in Accounts Receivable, net, respectively, and $2.7 million and $9.1 million in Accounts payable, respectively, in the Consolidated Balance Sheets to reflect amounts due from and owed to Sears Holdings. At January 29, 2016 and January 30, 2015, a $13.7 million and $14.3 million receivable, respectively, was recorded by the Company in Other assets in the Consolidated Balance Sheets to reflect the indemnification by Sears Holdings Corporation of the pre-Separation uncertain tax positions (including penalties and interest) for which Sears Holdings Corporation is responsible.
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

(in thousands)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Net revenue:
Apparel	$1,156,047	$1,248,847	$1,245,670
Non-apparel	183,073	220,385	226,302
Services and other	80,658	86,121	90,904
Total net revenue	$1,419,778	$1,555,353	$1,562,876
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

Depreciation, amortization, and property and equipment expenditures are recognized in each respective segment. There were no material transactions between reporting segments for the years ended January 29, 2016, January 30, 2015 and January 31, 2014.

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

Financial information by segment is presented as follows:

(in thousands)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Net revenue:
Direct	$1,214,993	$1,320,642	$1,303,862
Retail	204,566	234,632	258,922
Corporate/ other	219	79	92
Total net revenue	$1,419,778	$1,555,353	$1,562,876

(in thousands)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Adjusted EBITDA:
Direct	$141,936	$192,763	$166,313
Retail	(520)	7,161	4,665
Corporate/ other	(34,128)	(35,626)	(20,968)
Total adjusted EBITDA	$107,288	$164,298	$150,010

(in thousands)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Depreciation and amortization:
Direct	$13,916	$15,640	$16,691
Retail	2,029	2,618	3,547
Corporate/ other	1,454	1,445	1,361
Total depreciation and amortization	$17,399	$19,703	$21,599

(in thousands)	January 29, 2016	January 30, 2015
Total assets:
Direct	$953,502	$1,019,926
Retail	69,321	67,765
Corporate/ other	265,703	262,308
Total assets	$1,288,526	$1,349,999

(in thousands)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Capital expenditures:
Direct	$21,630	$15,160	$9,057
Retail	318	1,004	260
Corporate/ other	276	444	570
Total capital expenditures	$22,224	$16,608	$9,887
The geographical allocation of Net revenue is based upon country of order fulfillment. Other foreign amounts represent orders fulfilled from the United States and shipped to customers in another country. The following presents summarized geographical information:

(in thousands)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Net revenue:
United States	$1,211,226	$1,309,252	$1,289,359
Europe	136,890	159,796	181,129
Asia	51,808	56,014	54,948
Other foreign	19,854	30,291	37,440
Total net revenue	$1,419,778	$1,555,353	$1,562,876

(in thousands)	January 29, 2016	January 30, 2015
Property and equipment, net:
United States	$98,153	$88,300
Europe	10,980	12,380
Asia	698	543
Total property and equipment, net	$109,831	$101,223
Other than the United States, no one country is greater than 10% of total Net revenue or of total property and equipment, net except the United Kingdom, which had total property and equipment, net of $10,580 as of January 29, 2016 and $11,826 as of January 30, 2015.

NOTE 13. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal 2015
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(in thousands except share data)	$’s	% Net Sales	$’s	% Net Sales	$’s	% Net Sales	$’s	% Net Sales
Net revenue	$299,387	100.0%	$312,414	100.0%	$334,434	100.0%	$473,543	100.0%
Gross profit	146,564	49.0%	144,500	46.3%	162,415	48.6%	199,110	42.0%
Operating income (loss)	8,495	2.8%	17,918	5.7%	23,297	7.0%	(54,794)	(11.6)%
Net income (loss)(3)	$1,724	0.6%	$7,461	2.4%	$10,725	3.2%	$(39,458)	(8.3)%
Basic earnings (loss) per common share	$0.05		$0.23		$0.34		$(1.23)
Diluted earnings (loss) per common share(2)	$0.05		$0.23		$0.33		$(1.23)

	Fiscal 2014
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(in thousands except share data)	$’s	Net Sales	$’s	Net Sales	$’s	Net Sales	$’s	Net Sales
Net revenue	$330,483	100.0%	$347,222	100.0%	$373,082	100.0%	$504,566	100.0%
Gross profit	162,022	49.0%	168,406	48.5%	183,295	49.1%	222,208	44.0%
Operating income	18,794	5.7%	25,298	7.3%	35,098	9.4%	60,453	12.0%
Net income	$10,868	3.3%	$11,845	3.4%	$17,991	4.8%	$33,095	6.6%
Basic earnings per common share(1)	$0.34		$0.37		$0.56		$1.04
Diluted earnings per common share(1)(2)	$0.34		$0.37		$0.56		$1.03

(1)
For periods ended April 4, 2014 and prior, basic earnings per share are computed using 31,956,521, the number of shares of Lands’ End common stock outstanding on April 4, 2014, the date on which the Lands’ End common stock was distributed to the stockholders of Sears Holdings Corporation. The same number of shares was used to calculate basic and diluted earnings per share for Fiscal 2014 as there were no dilutive securities during these periods.

(2)	The sum of the quarterly earnings per share—basic and diluted amounts may not equal the fiscal year amount due to rounding.

(3)	Fourth Quarter 2015 Net loss includes an impairment charge of $98.3 million related to the non-cash write-down of our trade name asset, Lands' End.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors as appropriate to allow timely decisions regarding required disclosure.
Based on their evaluation the President and Chief Executive Officer and Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective as of January 29, 2016.

Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed under the supervision of the President and Chief Executive Officer and Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected on a timely basis.
Management, including our President and Chief Executive Officer and Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation our management concluded that our internal control over financial reporting was effective as of January 29, 2016. Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the Company's fourth fiscal quarter ended January 29, 2016  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 10 with respect to directors, the audit committee, audit committee financial experts and Section 16(a) beneficial ownership reporting compliance is included under the headings “Item 1. Election of Directors - Committees of the Board of Directors,” “Corporate Governance - Director Independence” and “Other Information - Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement for our annual meeting of stockholders to be held on May 12, 2016 (the “2016 Proxy Statement.”) and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION
Information regarding executive and director compensation is incorporated by reference to the material under the headings “Item 1. Election of Directors - Executive Compensation,” “- Executive Compensation - Compensation Committee Interlocks and Insider Participation,” “- Executive Compensation - Compensation Committee Report” and “- Compensation of Directors,” of the 2016 Proxy Statement. The material incorporated herein by reference to the information set forth under the heading “- Executive Compensation - Compensation Committee Report” of the 2016 Proxy Statement shall be deemed furnished, and not filed, in this Annual Report on Form 10-K and shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended as a result of this furnishing except to the extent that it is specifically incorporated by reference by the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading “Item 1. Election of Directors - Amount and Nature of Beneficial Ownership” of the 2016 Proxy Statement. See also “Equity Compensation Plan Information” in Item 5 of this Report for a discussion of securities authorized for issuance under equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the material under the headings “Certain Relationships and Transactions” and “Corporate Governance” of the 2016 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding principal accountant fees and services is incorporated herein by reference to the material under the heading “Item 3. Ratification of Appointment of Independent Registered Public Accounting Firm - Independent Registered Accounting Firm Fees” of the 2016 Proxy Statement.

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

10.3
Master Lease Agreement, dated as of April 4, 2014, by and between Sears, Roebuck and Co. and Lands’ End, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 8, 2014 (File No. 001-09769)).(1)

10.4
First Amendment to Master Lease Agreement, by and between Sears, Roebuck and Co. and Lands’ End, Inc., effective on July 6, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2015 (File No. 001-09769)). (1)

10.5
Master Sublease Agreement, dated as of April 4, 2014, by and between Sears, Roebuck and Co. and Lands’ End, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 8, 2014 (File No. 001-09769)). (1)

10.6
First Amendment to Master Sublease Agreement, by and between Sears, Roebuck and Co. and Lands’ End, Inc., effective on July 6, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2015 (File No. 001-09769)). (1)

10.7
Lands’ End Shops at Sears Retail Operations Agreement, dated as of April 4, 2014, by and between Sears, Roebuck and Co. and Lands’ End, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 8, 2014 (File No. 001-09769)).

10.8
Shop Your WaySM Retail Establishment Agreement, dated as of April 4, 2014, by and between Sears Holdings Management Corporation and Lands’ End, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 8, 2014 (File No. 001-09769)). (1)

10.9
Financial Services Agreement, dated as of April 4, 2014, by and between Sears Holdings Management Corporation and Lands’ End, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on April 8, 2014 (File No. 001-09769)).

10.10
Buying Agency Agreement, dated as of April 4, 2014, by and between Sears Holdings Global Sourcing, Ltd. and Lands’ End, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on April 8, 2014 (File No. 001-09769)).

*10.11	Director Compensation Policy effective as of December 23, 2015**
10.12
Lands’ End, Inc. Umbrella Incentive Program (As Amended and Restated) (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).**

10.13
Lands’ End, Inc. 2014 Stock Plan (As Amended and Restated) (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).**

10.14	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K filed on May 27, 2014 (File No. 001-09769)).**
10.15	Form of Restricted Stock Unit Award Agreement (Timed-Based) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 6, 2015 (File No. 001-09769)).**
10.16
Lands’ End, Inc. Annual Incentive Plan (As Amended and Restated) (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).**

10.17
2015 Additional Definitions Under Lands’ End, Inc. Annual Incentive Plan (As Amended and Restated) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2015 (File No. 001-09769)).**

10.18
Lands’ End, Inc. Long-Term Incentive Program (As Amended and Restated) (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 20, 2015 (File No. 001-09769)).**

10.19
2015 Additional Definitions Under Lands’ End, Inc. Long-Term Incentive Program (As Amended and Restated) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 6, 2015 (File No. 001-09769)).**

10.20
Lands’ End, Inc. Cash Long-Term Incentive Plan (As Amended and Restated) (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).**

10.21	Form of Lands’ End, Inc. Executive Severance Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K/A filed on July 2, 2014 (File No. 001-09769)).** (1)

10.22
Letter from Lands’ End, Inc. to Federica Marchionni relating to employment, dated January 30, 2015 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).**

10.23
Executive Severance Agreement dated and effective as of January 30, 2015 between Lands’ End, Inc. and its affiliates and subsidiaries and Federica Marchionni (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).** (1)

10.24
Restricted Stock Unit Agreement dated and effective as of February 17, 2015 between Lands’ End, Inc. and Federica Marchionni (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).

10.25	Letter from Sears Holdings Corporation to Edgar Huber relating to employment, dated July 18, 2011 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10 (File No. 001-09769)).** (1)
10.26
Executive Severance Agreement dated and effective as of December 5, 2014 between Lands’ End, Inc. and its affiliates and subsidiaries and Edgar Huber (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).** (1)

10.27
Letter from Lands’ End, Inc. to Edgar Huber, dated February 1, 2015 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).**

*10.28	Letter from Lands’ End, Inc. to James Gooch relating to employment, dated January 26, 2016 and effective as of January 27, 2016.**
*10.29	Executive Severance Agreement dated and effective as of January 27, 2016 between Lands’ End, Inc. and its affiliates and subsidiaries and James Gooch.** (2)
*10.30	Restricted Stock Unit Agreement dated and effective as of January 27, 2016 between Lands’ End, Inc. and James Gooch.**
10.31	Letter from Lands’ End, Inc. to Michael Rosera relating to employment, dated June 27, 2012 (incorporated by reference to Exhibit 10.11 to the Company’s Form 10 (File No. 001-09769)).**
10.32
Executive Severance Agreement dated and effective as of December 5, 2014 between Lands’ End, Inc. and its affiliates and subsidiaries and Michael Rosera (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).** (1)

10.33
Executive Severance Agreement dated and effective as of December 5, 2014 between Lands’ End, Inc. and its affiliates and subsidiaries and Kelly Ritchie (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).** (1)

10.34
Letter from Lands’ End, Inc. to Steven G. Rado relating to employment, dated April 16, 2014 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).**

10.35
Executive Severance Agreement dated and effective as of August 5, 2014 between Lands' End, Inc. and its affiliates and subsidiaries and Steven G. Rado (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).** (1)

*10.36	Letter from Lands’ End, Inc. to Scott Hyatt relating to employment, dated June 9, 2016.**
*10.37	Executive Severance Agreement dated and effective as of June 29, 2016 between Lands' End, Inc. and its affiliates and subsidiaries and Scott Hyatt.** (2)
*21	Subsidiaries of Lands’ End, Inc.
*23	Consent of Deloitte & Touche LLP.
*24	Powers of Attorney.
*31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Filed herewith.
**	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of Form 10-K.
***	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

(1)	Confidential treatment was granted as to omitted portions of this exhibit. The omitted material has been filed separately with the Securities and Exchange Commission.
(2)	Confidential treatment requested as to certain terms in this exhibit; these terms have been omitted from this filing and filed separately with the Securities and Exchange Commission.

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

LANDS’ END, INC. (Registrant)
By:	/s/ James F. Gooch
Name:	James F. Gooch
Title:	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer
Date:	April 1, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Date
/s/ Federica Marchionni	Director, President and Chief Executive Officer (principal executive officer)	April 1, 2016
Federica Marchionni

/s/ James F. Gooch	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (principal financial officer)	April 1, 2016
James F. Gooch

/s/ Bernard L. McCracken	Vice President and Chief Accounting Officer (principal accounting officer)	April 1, 2016
Bernard L. McCracken

Josephine Linden*	Chairman of the Board of Directors

Robert Galvin*	Director

Elizabeth Darst Leykum*	Director

John T. McClain*	Director

Jignesh Patel*	Director

Jonah Staw*	Director

*By:	/s/ James F. Gooch
James F. Gooch
Attorney-in Fact
April 1, 2016