Form 10-Q
period 2016-04-29
LANDS' END, INC.
filed 2016-06-02
CIK 799288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 29, 2016
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

As of June 2, 2016, the registrant had 32,029,359 shares of common stock, $0.01 par value, outstanding.

LANDS’ END, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED APRIL 29, 2016

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LANDS’ END, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	13 Weeks Ended
(in thousands except per share data)	April 29, 2016	May 1, 2015
Net revenue	$273,433	$299,387
Cost of sales (excluding depreciation and amortization)	143,763	152,823
Gross profit	129,670	146,564

Selling and administrative	129,034	133,514
Depreciation and amortization	4,136	4,553
Other operating (income) expense, net	(14)	2
Operating (loss) income	(3,486)	8,495
Interest expense	6,170	6,186
Other income, net	(453)	(508)
(Loss) income before income taxes	(9,203)	2,817
Income tax (benefit) expense	(3,444)	1,093
NET (LOSS) INCOME	$(5,759)	$1,724
NET (LOSS) INCOME PER COMMON SHARE (Note 2)
Basic:	$(0.18)	$0.05
Diluted:	$(0.18)	$0.05

Basic weighted average common shares outstanding	32,002	31,957
Diluted weighted average common shares outstanding	32,002	32,060

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.
Condensed Consolidated Statements of Comprehensive Operations
(Unaudited)

	13 Weeks Ended
(in thousands)	April 29, 2016	May 1, 2015
NET (LOSS) INCOME	$(5,759)	$1,724
Other comprehensive income, net of tax
Foreign currency translation adjustments	2,315	363
COMPREHENSIVE (LOSS) INCOME	$(3,444)	$2,087

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.
Condensed Consolidated Balance Sheets

(in thousands, except share data)	April 29, 2016	May 1, 2015	January 29, 2016
	(unaudited)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$169,073	$177,814	$228,368
Restricted cash	3,300	3,300	3,300
Accounts receivable, net	31,127	36,423	32,061
Inventories, net	309,855	284,589	329,203
Prepaid expenses and other current assets	32,118	36,544	23,618
Total current assets	545,473	538,670	616,550
Property and equipment, net	111,208	105,393	109,831
Goodwill	110,000	110,000	110,000
Intangible assets, net	430,000	528,300	430,000
Other assets	15,386	15,439	15,145
TOTAL ASSETS	$1,212,067	$1,297,802	$1,281,526
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$76,038	$93,972	$146,097
Other current liabilities	86,807	101,491	83,992
Total current liabilities	162,845	195,463	230,089
Long-term debt	492,890	496,685	493,838
Long-term deferred tax liabilities	158,499	181,925	157,252
Other liabilities	16,216	16,768	15,838
TOTAL LIABILITIES	830,450	890,841	897,017
Commitments and contingencies
STOCKHOLDERS' EQUITY
Common stock, par value $0.01- authorized: 480,000,000 shares; issued and outstanding: 31,969,645, 31,956,521, 31,991,668, respectively	320	320	320
Additional paid-in capital	344,796	342,975	344,244
Retained earnings	43,570	70,601	49,329
Accumulated other comprehensive loss	(7,069)	(6,935)	(9,384)
Total stockholders’ equity	381,617	406,961	384,509
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,212,067	$1,297,802	$1,281,526

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	13 Weeks Ended
(in thousands)	April 29, 2016	May 1, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(5,759)	$1,724
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	4,136	4,553
Amortization of debt issuance costs	428	490
(Gain) loss on disposal of property and equipment	(14)	2
Stock-based compensation	713	681
Deferred income taxes	—	684
Change in operating assets and liabilities:
Inventories	21,441	16,766
Accounts payable	(65,390)	(36,025)
Other operating assets	(5,637)	(13,076)
Other operating liabilities	(130)	(7,287)
Net cash used in operating activities	(50,212)	(31,488)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(10,485)	(10,974)
Net cash used in investing activities	(10,485)	(10,974)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on term loan facility	(1,288)	(1,288)
Net cash used in financing activities	(1,288)	(1,288)
Effects of exchange rate changes on cash	2,690	110
NET DECREASE IN CASH AND CASH EQUIVALENTS	(59,295)	(43,640)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	228,368	221,454
CASH AND CASH EQUIVALENTS, END OF YEAR	$169,073	$177,814
SUPPLEMENTAL CASH FLOW DATA
Unpaid liability to acquire property and equipment	$2,822	$1,453
Income taxes paid	$3,057	$12,793
Interest paid	$5,657	$5,634

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BACKGROUND AND BASIS OF PRESENTATION
Description of Business and Separation
Lands' End, Inc. (“Lands’ End” or the “Company”) is a leading multi-channel retailer of clothing, accessories and footwear, as well as home products. Lands' End offers products through catalogs, online at www.landsend.com, www.canvasbylandsend.com and affiliated specialty and international websites, and through retail locations, primarily at Lands’ End Shops at Sears, stand-alone Lands’ End Inlet stores and international shop-in-shops that sell merchandise in various retail department stores.
Terms that are commonly used in the Company's notes to condensed consolidated financial statements are defined as follows:
• ABL Facility - Asset-based senior secured credit agreements, dated as of April 4, 2014, with Bank of America, N.A and certain other lenders
• ASC - Financial Accounting Standards Board Accounting Standards Codification, which serves as the source for authoritative GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative GAAP for Securities and Exchange Commission registrants
• ASU - FASB Accounting Standards Update
• CAM - Common area maintenance for leased properties
• Debt Facilities - Collectively, the ABL Facility and the Term Loan Facility
• EPS - (Loss) earnings per share
• ESL - ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert
• FASB - Financial Accounting Standards Board
• First Quarter 2016 - The thirteen weeks ended April 29, 2016
• First Quarter 2015 - The thirteen weeks ended May 1, 2015
• Fiscal 2016 - The fifty-two weeks ending January 27, 2017
• Fiscal 2015 - The fifty-two weeks ended January 29, 2016
• GAAP - Accounting principles generally accepted in the United States
• LIBOR - London inter-bank offered rate
• Sears Holdings or Sears Holdings Corporation - Sears Holdings Corporation, a Delaware Corporation, and its consolidated subsidiaries (other than, for all periods following the Separation, Lands' End)
• SEC - United States Securities and Exchange Commission
• Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders
• SYW - Shop Your Way member loyalty program
• Tax Sharing Agreement - A tax sharing agreement entered into by Sears Holdings Corporation and Lands' End in connection with the Separation
• Term Loan Facility - Term loan credit agreements, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders

• UTBs - Gross unrecognized tax benefits related to uncertain tax positions
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of Lands' End, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all material adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. Dollar amounts are reported in thousands, except per share data, unless otherwise noted. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Lands' End Annual Report on Form 10-K filed with the SEC on April 1, 2016.
Reclassifications
Certain prior period amounts presented in the Condensed Consolidated Balance Sheet have been reclassified to conform to the current year presentation. In November 2015, FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires an entity to classify deferred tax liabilities and assets as noncurrent within a classified statement of financial position. These reclassifications relate to current deferred tax assets as of May 1, 2015 that were reclassified to Long-term deferred tax liabilities. This reclassification reduced our current and total assets and our total liabilities, as previously reported in the Condensed Consolidated Balance Sheet for May 1, 2015. This reclassification had no effect on the Condensed Consolidated Statements of Operations, Comprehensive Operations, Stockholders’ Equity or Cash Flows as previously reported. See Note 8, Income Taxes, for further discussion.
In April 2015, FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the required presentation of debt issuance costs from an asset on the balance sheet to a deduction from related debt liability. These reclassifications relate to Prepaid expenses and other current assets and Other assets as of January 29, 2016 and May 1, 2015 that were reclassified to Other current liabilities and Long-term debt. This reclassification reduced our current and total assets and our total current liabilities and total liabilities, as previously reported in the Condensed Consolidated Balance Sheet for January 29, 2016 and May 1, 2015. This reclassification had no effect on the Condensed Consolidated Statements of Operations, Comprehensive Operations, Stockholders’ Equity or Cash Flows as previously reported. See Note 4, Debt, for further discussion.
NOTE 2. (LOSS) EARNINGS PER SHARE
The numerator for both basic and diluted EPS is net (loss) income. The denominator for basic EPS is based upon the number of weighted average shares of Lands’ End common stock outstanding during the reporting periods. The denominator for diluted EPS is based upon the number of weighted average shares of Lands' End common stock and common stock equivalents outstanding during the reporting periods using the treasury stock method in accordance with the ASC.
The following table summarizes the components of basic and diluted EPS:

	13 Weeks Ended
(in thousands, except per share amounts)	April 29, 2016	May 1, 2015
Net (loss) income	$(5,759)	$1,724

Basic weighted average shares outstanding	32,002	31,957
Dilutive effect of stock awards	—	103
Diluted weighted average shares outstanding	32,002	32,060

Basic (loss) earnings per share	$(0.18)	$0.05
Diluted (loss) earnings per share	$(0.18)	$0.05

Anti-dilutive stock awards are comprised of awards which are anti-dilutive in the application of the treasury stock method and are excluded from the diluted weighted average shares outstanding. Total anti-dilutive stock awards were 65,143 shares for the First Quarter 2016 due to the net loss reported. There were no anti-dilutive stock awards for the First Quarter 2015.
NOTE 3. OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) encompasses all changes in equity other than those arising from transactions with stockholders, and is comprised solely of foreign currency translation adjustments.

	13 Weeks Ended
(in thousands)	April 29, 2016	May 1, 2015
Beginning balance: Accumulated other comprehensive loss (net of tax of $5,053 and $3,931, respectively)	$(9,384)	$(7,298)
Other comprehensive income:
Foreign currency translation adjustments (net of tax expense of $1,247 and $197, respectively)	2,315	363
Ending balance: Accumulated other comprehensive loss (net of tax of $3,806 and $3,734, respectively)	$(7,069)	$(6,935)
No amounts were reclassified out of Accumulated other comprehensive loss during any of the periods presented.
NOTE 4. DEBT
The Company's debt consisted of the following:

	April 29, 2016		May 1, 2015		January 29, 2016
	Amount	Rate	Amount	Rate	Amount	Rate
Term Loan Facility, maturing April 4, 2021	$504,700	4.25%	$509,850	4.25%	$505,988	4.25%
ABL Facility, maturing April 4, 2019	—	—%	—	—%	—	—%
	504,700		509,850		505,988
Less: Current maturities in Other current liabilities, net	5,150		5,150		5,150
Less: Unamortized debt issuance costs	6,660		8,015		7,000
Long-term debt	$492,890		$496,685		$493,838

The following table summarizes the Company's borrowing availability under the ABL Facility:

	April 29, 2016	May 1, 2015	January 29, 2016
ABL maximum borrowing	$175,000	$175,000	$175,000
Outstanding Letters of Credit	13,164	19,249	24,311
Borrowing availability under ABL	$161,836	$155,751	$150,689
During First Quarter 2016, the Company adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance, which requires an entity to present debt issuance costs as a deduction from the related debt liability. To conform to the current year presentation the Company reclassified $1.4 million of Prepaid expenses and other current assets along with $6.7 million of Other assets to Long-term debt as of May 1, 2015. Similarly, as of January 29, 2016, the company reclassified $1.4 million of Prepaid expenses and other current assets along with $5.6 million of Other assets to Long-term debt.
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
Representations and Warranties; Covenants
Subject to specified exceptions, the Debt Facilities contain various representations and warranties and restrictive covenants that, among other things, restrict the ability of Lands’ End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the ABL Facility falls below the greater of 10% of the loan cap amount or $15.0 million, Lands’ End will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Debt Facilities do not otherwise contain financial maintenance covenants. The Company was in compliance with all financial covenants related to the Debt Facilities as of April 29, 2016.
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
The Company has granted time vesting stock awards ("Deferred Awards") and performance-based stock awards ("Performance Awards") to employees at management levels and above. Deferred Awards were granted in the form of restricted stock units that only require each recipient to complete a service period. Deferred Awards generally vest over three years or in full after a three year period. Performance Awards were granted in the form of restricted stock units which have, in addition to a service requirement, performance criteria that must be achieved for the awards to be earned. Performance Awards have annual vesting, but due to the performance criteria, are not eligible for straight-line expensing. Therefore, Performance Awards are amortized using a graded expense process. The fair value of all awards is based on the closing price of the Company’s common stock on the grant date. Compensation expense is reduced for estimated forfeitures of those awards not expected to vest due to employee turnover.
The following table summarizes the Company’s stock-based compensation expense, which is included in Selling and administrative expense in the Condensed Consolidated Statements of Operations:

	13 Weeks Ended
(in thousands)	April 29, 2016	May 1, 2015
Performance Awards	$234	$397
Deferred Awards	479	284
Total stock-based compensation expense	$713	$681
Awards Granted First Quarter 2016
There were no Deferred Awards or Performance Awards granted in the First Quarter 2016.
Changes in the Company’s Unvested Stock Awards First Quarter 2016
Deferred Awards

(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Deferred Awards, as of January 29, 2016	175	$30.87
Grant	—	—
Vested	(19)	35.83
Forfeit	—	—
Unvested Deferred Awards, as of April 29, 2016	156	30.25
Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $3.4 million as of April 29, 2016, which will be recognized over a weighted average period of approximately 1.8 years.
Performance Awards

(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Performance Awards, as of January 29, 2016	109	$26.81
Grant	—	—
Vested	—	—
Forfeit	—	—
Unvested Performance Awards, as of April 29, 2016	109	26.81
Total unrecognized stock-based compensation expense related to unvested Performance Awards approximated $0.8 million as of April 29, 2016, which will be recognized over a weighted average period of approximately 1.1 years.
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
Restricted cash is reflected on the Condensed Consolidated Balance Sheets at fair value. The fair value of restricted cash as of April 29, 2016, May 1, 2015 and January 29, 2016 was approximately $3.3 million based on Level 1 inputs. Restricted cash amounts are valued based upon statements received from financial institutions.
Cash and cash equivalents, accounts receivable, accounts payable and other current liabilities are reflected on the Condensed Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments.
Carrying values and fair values of long-term debt, including the short-term portion, in the Condensed Consolidated Balance Sheets are as follows:

	April 29, 2016		May 1, 2015		January 29, 2016
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including short-term portion	$504,700	$411,961	$509,850	$502,840	$505,988	$418,073
Long-term debt was valued utilizing level 2 valuation techniques based on the closing inactive market bid price on April 29, 2016, May 1, 2015, and January 29, 2016. There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis as of April 29, 2016, May 1, 2015, and January 29, 2016.
NOTE 7. GOODWILL AND INTANGIBLE ASSETS
The Company's intangible assets consist of a trade name and goodwill valued as a result of business combinations accounted for under the purchase accounting method. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The net carrying amounts of goodwill, trade names and customer lists are included within the Company's Direct segment.
ASC 350 requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that the carrying amount may not be recoverable. There was no impairment charge for intangible assets in First Quarter 2016. As a result of the 2015 annual impairment testing the Company recorded a non-cash pretax intangible asset impairment charge of $98.3 million during Fiscal 2015. There was no impairment charge for intangible assets recorded in any other prior years. There were no impairments of goodwill during any periods presented or since goodwill was first recognized.
The following summarizes goodwill and intangible assets:

	April 29, 2016	May 1, 2015	January 29, 2016
(in thousands)
Indefinite-lived intangible assets:
Gross Trade Names	528,300	528,300	528,300
Cumulative impairments	(98,300)	—	(98,300)
Net Trade Names	430,000	528,300	430,000
Total intangible assets, net	$430,000	$528,300	$430,000
Goodwill	$110,000	$110,000	$110,000

NOTE 8. INCOME TAXES
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
As of April 29, 2016, the Company had UTBs of $8.3 million. Of this amount, $5.4 million would, if recognized, impact its effective tax rate, with the remaining amount being comprised of UTBs related to gross temporary differences or other indirect benefits. Pursuant to the Tax Sharing Agreement, Sears Holdings Corporation is generally responsible for all United States federal, state and local UTBs through the date of the Separation and, as such, an indemnification asset from Sears Holdings Corporation for the pre-Separation UTBs is recorded in Other assets in the Condensed Consolidated Balance Sheets. The indemnification asset was $13.9 million, $14.5 million and $13.7 million as of April 29, 2016, May 1, 2015, and January 29, 2016, respectively.
The Company classifies interest expense and penalties related to UTBs and interest income on tax overpayments as components of income tax expense. As of April 29, 2016, the total amount of interest expense and penalties recognized on our balance sheet was $5.9 million ($3.8 million net of federal benefit). The total amount of net interest expense recognized in the Condensed Consolidated Statements of Operations was insignificant for all periods presented. The Company files income tax returns in the United States and various foreign jurisdictions. The Company is under examination by various income tax jurisdictions for the years 2009 to 2015.
During Fiscal 2015, the Company adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires an entity to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet rather than as current and noncurrent. As of May 1, 2015, the Company reclassified $2.3 million of current deferred tax assets to noncurrent deferred tax liabilities to conform to the current year presentation.
NOTE 9. COMMITMENTS AND CONTINGENCIES
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
Beginning in 2005, the Company initiated the first of several claims in Iowa County Circuit Court against the City of Dodgeville (the "City") to recover overpaid taxes resulting from the city’s excessive property tax assessment of the Company’s headquarters campus. As of May 31, 2016, the City has refunded, as the result of various court decisions, over $4.0 million in excessive taxes and interest to the Company in the following amounts: (1) approximately $1.6 million arising from the 2005 and 2006 tax years that was recognized in the fiscal year ended January 29, 2010; (2) approximately $1.6 million arising from the 2007, 2009 and 2010 tax years, recognized in the fiscal year ended January 31, 2014; (3) approximately $0.9 million arising from the 2008 tax year, recognized in the fiscal year ended January 30, 2015. The claims arising from the 2005 and 2006 tax years are closed. The Company claims arising from tax years 2007 through 2015 remain unresolved and are still pending before the courts. The Company believes that the potential additional aggregate recovery from the City of Dodgeville arising from the 2007 to 2015 tax years will range from $2.8 million to $4.6 million, none of which has been recorded in the Condensed Consolidated Financial Statements.

NOTE 10. RELATED PARTY TRANSACTIONS
According to statements on form Schedule 13D filed with the SEC by ESL, ESL beneficially owned significant portions of both the Company's and Sears Holdings Corporation's outstanding shares of common stock. Therefore, Sears Holdings Corporation, the Company's former parent company, is considered a related party.
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
See further descriptions of the transactions in the Company's 2015 Annual Report on Form 10-K. The components of the transactions between the Company and Sears Holdings, which exclude pass-through payments to third parties, are as follows:
Lands’ End Shops at Sears
Related party costs charged by Sears Holdings to the Company related to Lands’ End Shops at Sears are as follows:

	13 Weeks Ended
(in thousands)	April 29, 2016	May 1, 2015
Rent, CAM and occupancy costs	$6,306	$6,350
Retail services, store labor	5,946	6,601
Financial services and payment processing	719	623
Supply chain costs	315	277
Total expenses	$13,286	$13,851
Number of Lands’ End Shops at Sears at period end	225	235
General Corporate Services
Related party costs charged by Sears Holdings to the Company for general corporate services are as follows:

	13 Weeks Ended
(in thousands)	April 29, 2016	May 1, 2015
Sourcing	$1,372	$1,584
Shop Your Way	462	525
Shared services	48	150
Total expenses	$1,882	$2,259

Use of Intellectual Property or Services
Related party revenue and costs charged by the Company to and from Sears Holdings for the use of intellectual property or services is as follows:

	13 Weeks Ended
(in thousands)	April 29, 2016	May 1, 2015
Lands' End business outfitters revenue	$548	$403
Call center services	446	214
Credit card revenue	245	287
Royalty income	32	21
Gift card (expense)	(7)	(4)
Total income	$1,264	$921
Call Center Services
The Company has entered into a contract with Sears Holdings Management Corporation, a subsidiary of Sears Holdings Corporation, to provide call center services in support of Sears Holdings’ SYW member loyalty program. This income is net of agreed upon costs directly attributable to the Company providing these services. The income is included in Net revenue and costs are included in Selling and administrative expenses in the Condensed Consolidated Statements of Operations. Total call center service income included in Net revenue was $1.9 million and $1.3 million for the First Quarter 2016 and First Quarter 2015, respectively.
Additional Balance Sheet Information
At April 29, 2016, May 1, 2015 and January 29, 2016 the Company included $4.0 million, $5.2 million and $3.9 million in Accounts receivable, net, respectively and $2.6 million, $7.8 million and $2.7 million in Accounts payable, respectively, in the Condensed Consolidated Balance Sheets to reflect amounts due from and owed to Sears Holdings.
At April 29, 2016, May 1, 2015 and January 29, 2016 a $13.9 million, $14.5 million and $13.7 million receivable, respectively, was recorded by the Company in Other assets in the Condensed Consolidated Balance Sheets to reflect the indemnification by Sears Holdings Corporation of the pre-Separation UTBs (including penalties and interest) for which Sears Holdings Corporation is responsible under the Tax Sharing Agreement.
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

	13 Weeks Ended
(in thousands)	April 29, 2016	May 1, 2015
Net revenue:
Apparel	$231,158	$253,445
Non-apparel	26,650	31,325
Service and other	15,625	14,617
Total net revenue	$273,433	$299,387
The Company identifies reportable segments according to how business activities are managed and evaluated. Each of the Company’s operating segments are reportable segments and are strategic business units that offer similar products and services but are sold either directly from its warehouses (Direct) or through its retail stores (Retail).

Adjusted EBITDA is the primary measure used to make decisions on allocating resources and assessing performance of each operating segment. Adjusted EBITDA is computed as Income before taxes appearing on the Condensed Consolidated Statements of Operations net of interest expense, depreciation and amortization and other significant items that while periodically affecting the Company's results, may vary significantly from period to period and may have a disproportionate effect in a given period, which may affect comparability of results. Reportable segment assets are those directly used in or clearly allocable to an operating segment’s operations. Depreciation, amortization, and property and equipment expenditures are recognized in each respective segment. There were no material transactions between reporting segments for the First Quarter 2016 and First Quarter 2015.

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

Financial information by segment is presented in the following tables.
SUMMARY OF SEGMENT DATA

	13 Weeks Ended
(in thousands)	April 29, 2016	May 1, 2015
Net revenue:
Direct	$232,185	$253,373
Retail	41,216	45,992
Corporate / other	32	22
Total net revenue	$273,433	$299,387

	13 Weeks Ended
(in thousands)	April 29, 2016	May 1, 2015
Adjusted EBITDA:
Direct	$12,832	$21,678
Retail	(3,930)	144
Corporate / other	(8,266)	(8,772)
Total adjusted EBITDA	$636	$13,050

	13 Weeks Ended
(in thousands)	April 29, 2016	May 1, 2015
Depreciation and amortization:
Direct	$3,350	$3,695
Retail	419	497
Corporate / other	367	361
Total depreciation and amortization	$4,136	$4,553

(in thousands)	April 29, 2016	May 1, 2015	January 29, 2016
Total Assets:
Direct	$952,138	$1,030,240	$953,502
Retail	60,756	57,549	69,321
Corporate / other	199,173	210,013	258,703
Total assets	$1,212,067	$1,297,802	$1,281,526

	13 Weeks Ended
(in thousands)	April 29, 2016	May 1, 2015
Capital expenditures:
Direct	$10,302	$10,883
Retail	183	—
Corporate / other	—	91
Total capital expenditures	$10,485	$10,974
NOTE 12. RECENT ACCOUNTING PRONOUNCEMENTS
Compensation - Stock Compensation
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation, which simplifies the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. This guidance will be effective for Lands' End in its fiscal year ending February 2, 2018. The adoption of this guidance is not expected to have a material impact on the Company's Condensed Consolidated Financial Statements.
Leases
In February 2016, the FASB issued ASU 2016-02, Leases, which will replace the existing guidance in ASC 840, Leases. This ASU requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. This guidance will be effective for Lands' End in the first quarter of its fiscal year ending January 31, 2020. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company's Condensed Consolidated Financial Statements.
Recognition of Breakage for Certain Prepaid Stored-Value Products
In March 2016, the FASB issued ASU 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products. This update clarifies when it is acceptable to recognize the unredeemed portion of prepaid gift cards into income. This guidance will be effective for Lands' End in the first quarter of its fiscal year ending February 1, 2019. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company's Condensed Consolidated Financial Statements.

Simplifying the Measurement of Inventory
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. Under this ASU, non-LIFO inventory will be measured at the lower of cost and net realizable value, eliminating the options that currently exist for market valuation. The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. No other changes were made to the current guidance on inventory measurement. This guidance is effective for Lands' End in the First Quarter 2016 and only applies to our international inventory as United States inventory is valued using LIFO. The adoption of this guidance did not have a material impact on the Company's Condensed Consolidated Financial Statements.
Customer's Accounting for Fees Paid in a Cloud Computing Arrangement
In April 2015, the FASB issued ASU 2015-05, Customers' Accounting for Fees Paid in a Cloud Computing Arrangement, which clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software under ASC 350-40. This guidance was effective for Lands' End in the First Quarter 2016. The adoption of this guidance did not have a material impact on the Company's Condensed Consolidated Financial Statements.
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This guidance was deferred by ASU 2015-14, issued by the FASB in August 2015, and will be effective for Lands' End in the first quarter of its fiscal year ending February 1, 2019. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company's Condensed Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. See “Cautionary Statements Concerning Forward-Looking Statements” below and "Item 1A. Risk Factors" in our Annual Report filed on Form 10-K for the year ended January 30, 2015, for a discussion of the uncertainties, risks and assumptions associated with these statements.

As used in this Quarterly Report on Form 10-Q, references to the “Company”, “Lands' End”, “we”, “us”, “our” and similar terms refer to Lands' End, Inc. and its subsidiaries. Our fiscal year ends on the Friday preceding the Saturday closest to January 31. Other terms that are commonly used in this Quarterly Report on Form 10-Q are defined as follows:
•ABL Facility - Asset-based senior secured credit agreements, dated as of April 4, 2014, with Bank of America, N.A and certain other lenders
•ERP - Enterprise resource planning software solutions
•ESL - ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert
•Debt Facilities - Collectively, the ABL Facility and the Term Loan Facility
•Fiscal 2016 - The fifty-two weeks ending January 27, 2017
•Fiscal 2015 - The fifty-two weeks ended January 29, 2016
•Fiscal 2014 - The fifty-two weeks ended January 30, 2015
•GAAP - Accounting principles generally accepted in the United States
•UK Borrower - A United Kingdom subsidiary borrower of Lands’ End under the ABL Facility
•Same Store Sales - Net sales, from stores that have been open for at least 12 full months where selling square footage has not changed by 15% or more within the past fiscal year
•SEC - United States Securities and Exchange Commission
•Sears Holdings or Sears Holdings Corporation - Sears Holdings Corporation, a Delaware Corporation, and its consolidated subsidiaries (other than, for all periods following the Separation, Lands' End)
•Sears Roebuck - Sears, Roebuck and Co., a subsidiary of Sears Holdings Company
•Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders
•Term Loan Facility - Term loan credit agreements, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders
•First Quarter 2016 - the thirteen weeks ended April 29, 2016
•First Quarter 2015 - the thirteen weeks ended May 1, 2015

Introduction
Management's discussion and analysis of financial condition and results of operations accompanies our Condensed Consolidated Financial Statements and provides additional information about our business, financial condition, liquidity and capital resources, cash flows and results of operations. We have organized the information as follows:

•	Executive overview. This section provides a brief description of our business, accounting basis of presentation and a brief summary of our results of operations.

•
Discussion and analysis. This section highlights items affecting the comparability of our financial results and provides an analysis of our segment results of operations for the 2016 and 2015 first fiscal quarter.

•
Liquidity and capital resources. This section provides an overview of our historical and anticipated cash and financing activities. We also review our historical sources and uses of cash in our operating, investing and financing activities.

•
Contractual Obligations and Off-Balance-Sheet Arrangements. This section provides details of the Company's off-balance-sheet arrangements and contractual obligations for the next five years and thereafter.

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

•	Recent accounting pronouncements. This section summarizes recently issued accounting pronouncements and the impact or expected impact on the Company's financial statements.
Executive Overview
Description of the Company
Lands’ End, Inc. is a leading multi-channel retailer of clothing, accessories and footwear, as well as home products. We offer products through catalogs, online at www.landsend.com, www.canvasbylandsend.com and affiliated specialty and international websites, and through retail locations, primarily at Lands’ End Shops at Sears, stand-alone Lands’ End Inlet stores and international shop-in-shops that sell merchandise in various retail department stores. We are a classic American lifestyle brand with a passion for quality, legendary service and real value, and we seek to deliver timeless style for men, women, kids and the home. Lands’ End was founded in 1963 in Chicago by Gary Comer and his partners to sell sailboat hardware and equipment by catalog. While our product focus has shifted significantly over the years, we have continued to adhere to our founder’s motto as one of our guiding principles: “Take care of the customer, take care of the employee and the rest will take care of itself.”
The Company identifies reportable segments according to how business activities are managed and evaluated. Each of the Company’s operating segments are reportable segments and are strategic business units that offer similar products and services but are sold either directly from our warehouses (Direct) or through our retail stores (Retail).
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of Lands' End, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.
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
The success of our Retail segment depends on the performance of the Lands’ End Shops at Sears. Under the terms of the master lease agreement and master sublease agreement pursuant to which Sears Roebuck leases or subleases to us the premises for the Lands’ End Shops at Sears, Sears Roebuck has certain rights to (1) relocate our leased premises within the building in which such premises are located, subject to certain limitations, including our right to terminate the applicable lease if we are not satisfied with the new premises, and (2) terminate without liability the lease with respect to a particular Lands’ End Shop if the overall Sears store in which such Lands’ End Shop is located is closed or sold. Sears Holdings announced that it intends to continue to right-size, redeploy and highlight the value of its assets, including its real estate portfolio, in its transition from an asset-intensive, store-focused retailer and that it has entered into lease agreements with third party retailers for stand-alone stores. On July 7, 2015, Sears Holdings completed a rights offering and sale-leaseback transaction (the “Seritage transaction”) with Seritage Growth Properties (“Seritage”), a recently formed, independent publicly traded real estate investment trust. Sears Holdings disclosed that as part of the Seritage transaction, it sold 235 properties to Seritage (the “REIT properties”) along with Sears Holdings’ 50% interest in each of three real estate joint ventures (collectively, the “JVs”). Sears Holdings also disclosed that it contributed 31 properties to the JVs (the “JV properties”). As of April 29, 2016, 59 of the REIT properties contained a Lands’ End Shop and 15 of the JV properties contained a Lands’ End Shop, the leases with respect to which Sears Roebuck retained for its own account. Sears Holdings disclosed that Seritage and the JVs have a recapture right with respect to approximately 50% of the space within the stores at the REIT properties and JV properties (subject to certain exceptions), and with respect to nine of the stores that contain a Lands’ End Shop, Seritage has the additional right to recapture 100% of the space within the Sears Roebuck store. If Sears Roebuck continues to dispose of retail stores that contain Lands’ End Shops, and/or offer us relocation alternatives for Lands’ End Shops that are less attractive than the current premises, our business and results of operations could be adversely affected. On April 29, 2016 the Company operated 225 Lands’ End Shops at Sears, compared with 235 Lands’ End Shops at Sears on May 1, 2015.
Seasonality
We experience seasonal fluctuations in our Net revenue and operating results and historically have realized a significant portion of our net sales and earnings for the year during our fourth fiscal quarter. We generated approximately 34% of our Net revenue in the fourth fiscal quarter of the past three years. Thus, lower than expected fourth quarter net revenue could have an adverse impact on our annual operating results.
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
Results of Operations
The following table sets forth, for the periods indicated, selected income statement data:

	13 Weeks Ended
	April 29, 2016		May 1, 2015
(in thousands)	$’s	% of Net revenue	$’s	% of Net revenue
Net revenue	$273,433	100.0%	$299,387	100.0%
Cost of sales (excluding depreciation and amortization)	143,763	52.6%	152,823	51.0%
Gross profit	129,670	47.4%	146,564	49.0%
Selling and administrative	129,034	47.2%	133,514	44.6%
Depreciation and amortization	4,136	1.5%	4,553	1.5%
Other operating (income) expense, net	(14)	—%	2	—%
Operating (loss) income	(3,486)	(1.3)%	8,495	2.8%
Interest expense	6,170	2.3%	6,186	2.1%
Other income, net	(453)	(0.2)%	(508)	(0.2)%
(Loss) income before income taxes	(9,203)	(3.4)%	2,817	0.9%
Income tax (benefit) expense	(3,444)	(1.3)%	1,093	0.4%
NET (LOSS) INCOME	$(5,759)	(2.1)%	$1,724	0.6%
Depreciation and amortization is not included in our cost of sales because we are a reseller of inventory and do not believe that including depreciation and amortization is meaningful. As a result, our gross margins may not be comparable to other entities that include depreciation and amortization related to the sale of their product in their gross margin measure.
Net (Loss) Income and Adjusted EBITDA
We recorded a Net loss of $5.8 million in the First Quarter 2016 compared to a Net income of $1.7 million in the First Quarter 2015. In addition to our Net (loss) income determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted EBITDA measurement. Adjusted EBITDA is computed as Net (loss) income appearing on the Condensed Consolidated Statements of Operations net of Income tax (benefit) expense, Other income, net, Interest expense, Depreciation and amortization, and certain significant items set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our businesses, as well as executive compensation metrics, for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.
While Adjusted EBITDA is a non-GAAP measurement, management believes that it is an important indicator of operating performance, and useful to investors, because:

•	EBITDA excludes the effects of financings, investing activities and tax structure by eliminating the effects of interest, depreciation and income tax costs or benefits.

•
Other significant items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of results. We have adjusted our results for these items to make our statements more comparable and therefore more useful to investors as the items are not representative of our ongoing operations.

◦	Gain or loss on the sale of property and equipment - management considers the gains or losses on sale of assets to result from investing decisions rather than ongoing operations.

	13 Weeks Ended
	April 29, 2016		May 1, 2015
(in thousands)	$’s	% of Net revenue	$’s	% of Net revenue
Net (loss) income	$(5,759)	(2.1)%	$1,724	0.6%
Income tax (benefit) expense	(3,444)	(1.3)%	1,093	0.4%
Other income, net	(453)	(0.2)%	(508)	(0.2)%
Interest expense	6,170	2.3%	6,186	2.1%
Operating (loss) income	(3,486)	(1.3)%	8,495	2.8%
Depreciation and amortization	4,136	1.5%	4,553	1.5%
(Gain) loss on disposal of property and equipment	(14)	—%	2	—%
Adjusted EBITDA	$636	0.2%	$13,050	4.4%
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
Discussion and Analysis
First Quarter 2016 compared with the First Quarter 2015
Net Revenue
Net revenue for the First Quarter 2016 was $273.4 million, compared with $299.4 million in the comparable period of the prior year, a decrease of $26.0 million or 8.7%. The decrease was comprised of a decrease in our Direct segment of $21.2 million and a decrease in our Retail segment of $4.8 million.

Net revenue in our Direct segment was $232.2 million for the First Quarter 2016, a decrease of $21.2 million, or 8.4% from the comparable period of the prior year. During the quarter Net revenue was negatively impacted by internal and external factors that resulted in a decrease in traffic to our websites. The primary external factor that contributed to the decrease in Net revenue during the quarter was the overall weakness in the retail environment including aggressive discounting and promotional activity. Internal factors that contributed to the decrease in Net revenue during the quarter included a planned reduction in catalog circulation as well as product and promotion presentation.
Net revenue in our Retail segment was $41.2 million for the First Quarter 2016, a decrease of $4.8 million, or 10.4% from the comparable period of the prior year. The decrease was driven by a 7.1% decrease in Same Store Sales, and a decrease in the number of Lands’ End Shops at Sears. The same store sales decrease was attributable to the same factors which impacted our direct segment as well as declining traffic at our Lands' End Shops at Sears. On April 29, 2016, the Company operated 225 Lands’ End Shops at Sears, 14 global Lands’ End Inlet stores and five international shop-in-shops compared with 235 Lands’ End Shops at Sears, 14 global Lands’ End Inlet stores and five international shop-in-shops on May 1, 2015.
Gross Profit
Total gross profit decreased $16.9 million to $129.7 million and gross margin decreased 160 basis points to 47.4% of total Net revenue in the First Quarter 2016, compared with $146.6 million, or 49.0% of total Net revenue, in the First Quarter 2015. The gross profit decrease was comprised of a decrease in our Direct segment of $12.1 million and a decrease in our Retail segment of $4.8 million.
Gross profit in the Direct segment was $113.3 million compared with $125.4 million for the First Quarter 2016 and First Quarter 2015, respectively. Gross margin in the Direct segment decreased approximately 70 basis points to 48.8% in the First Quarter 2016 versus 49.5% in the comparable prior year period, primarily attributable to a highly competitive retail environment resulting in increased promotional activity, deeper product discounts and an unfavorable sales mix during the quarter.
Retail segment gross profit decreased $4.8 million to $16.3 million in the First Quarter 2016 from $21.2 million in the First Quarter 2015. Retail segment gross margin decreased to 39.5% for the First Quarter 2016 compared to 46.0% for the First Quarter 2015 driven by the same factors which impacted our Direct segment. Additionally, approximately 200 basis points of the decline in the retail segment was due to the taking of markdowns earlier in the product life cycle this year compared to last year.
Selling and Administrative Expenses
Selling and administrative expenses were $129.0 million, or 47.2% of total Net revenue compared with $133.5 million or 44.6% of total Net revenue in the First Quarter 2016 and First Quarter 2015, respectively. The decrease in Selling and administrative expenses was primarily due to a decrease of $3.2 million in the Direct segment and a decrease of $0.8 million in the Retail segment.
The Direct segment Selling and administrative expenses were $100.5 million compared with $103.7 million for the First Quarter 2016 and First Quarter 2015, respectively. The $3.2 million or 3.1% decrease, was primarily attributable to a decrease in advertising expenses related to the reduction of circulation.
The Retail segment Selling and administrative expenses were $20.2 million compared with $21.0 million for the First Quarter 2016 and First Quarter 2015, respectively. The $0.8 million or 3.7% decrease was primarily attributable to a decrease in personnel and other expenses related to closed stores.
Corporate / other Selling and administrative expenses decreased to $8.3 million in the First Quarter 2016 compared to $8.8 million in the First Quarter 2015 due to decreases in incentive compensation and professional fees.
Depreciation and Amortization
Depreciation and amortization expense was $4.1 million in the First Quarter 2016, a decrease of $0.4 million or 9.2%, compared with $4.6 million in First Quarter 2015, primarily attributable to an increase in fully depreciated assets.

Operating (Loss) Income

Operating (loss) income decreased to $(3.5) million in the First Quarter 2016 from $8.5 million in First Quarter 2015 primarily due to lower revenues and gross margins as described more fully above.
Interest Expense
Interest expense was unchanged at $6.2 million in the First Quarter 2016 compared to the First Quarter 2015.
Income Tax (Benefit) Expense
Income tax benefit was $3.4 million for the First Quarter 2016 compared with income tax expense of $1.1 million in the First Quarter 2015. The decrease was primarily attributable to a Net loss in comparison to Net income in the prior year. The effective tax rate was 37.4% in the First Quarter 2016 compared with 38.8% in the First Quarter 2015.
Net (Loss) Income
As a result of the above factors, Net loss was $5.8 million and diluted loss per share was $0.18 in the First Quarter 2016 compared with Net income of $1.7 million and diluted earnings per share of $0.05 in the First Quarter 2015.
Adjusted EBITDA
As a result of the above factors, Adjusted EBITDA decreased to $0.6 million in the First Quarter 2016 from $13.1 million in the First Quarter 2015.

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
Description of Material Indebtedness
Debt Arrangements
Lands’ End entered into asset-based senior secured credit agreements, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders, which provides for maximum borrowings of $175.0 million under the ABL Facility for Lands’ End, subject to a borrowing base, with a $30.0 million sub facility for the UK Borrower. The ABL Facility has a sub-limit of $70.0 million for domestic letters of credit and a sub-limit of $15.0 million for letters of credit for the UK Borrower. The ABL Facility is available for working capital and other general corporate purposes, and was undrawn at April 29, 2016 and May 1, 2015, other than for letters of credit. The Company had borrowing availability under the ABL Facility of $161.8 million as of April 29, 2016, net of outstanding letters of credit of $13.2 million.
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
Representations and Warranties; Covenants
Subject to specified exceptions, the Debt Facilities contain various representations and warranties and restrictive covenants that, among other things, restrict the ability of Lands’ End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the ABL Facility falls below the greater of 10% of the loan cap amount or $15 million, Lands’ End will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Debt Facilities do not otherwise contain financial maintenance covenants. The Company was in compliance with all financial covenants related to the Debt Facilities as of April 29, 2016.
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
Cash Flows from Operating Activities
Operating activities used net cash of $50.2 million and $31.5 million for the First Quarter 2016 and First Quarter 2015, respectively, primarily due to:

•	Lower revenues, which drove a decrease in net (loss) income before non-cash items and an increase in inventory,

•	Increased payments on accounts payable in the First Quarter 2016 due to higher ending accounts payable at the end of the prior year and the timing of inventory receipts and payments.

Cash Flows from Investing Activities
Net cash used in investing activities was $10.5 million and $11.0 million for the First Quarter 2016 and First Quarter 2015, respectively. Cash used in investing activities for both periods was primarily used for investments to update our information technology infrastructure and property and equipment.
For Fiscal 2016, we plan to invest a total of approximately $40.0 million to $45.0 million in capital expenditures for strategic investments and infrastructure, primarily associated with our ERP investment, other technology investments and general corporate needs.
Cash Flows from Financing Activities
Net cash used by financing activities was $1.3 million for both the First Quarter 2016 and First Quarter 2015, consisting of one quarterly payment for the Term Loan.
Contractual Obligations and Off-Balance-Sheet Arrangements
There have been no material changes to our contractual obligations and off-balance-sheet arrangements as discussed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2016.
Financial Instruments with Off-Balance-Sheet Risk
Lands’ End entered into the ABL Facility, which provides for maximum borrowings of $175.0 million for Lands’ End, subject to a borrowing base, with a $30.0 million sub facility for the UK Borrower. The ABL Facility has a sub-limit of $70.0 million for domestic letters of credit and a sub-limit of $15.0 million for letters of credit for the UK Borrower. The ABL Facility is available for working capital and other general corporate purposes, and was undrawn at April 29, 2016 and May 1, 2015, other than for letters of credit. The Company had borrowing availability under the ABL Facility of $161.8 million as of April 29, 2016, net of outstanding letters of credit of $13.2 million.
Application of Critical Accounting Policies and Estimates
We believe that the assumptions and estimates associated with inventory valuation, goodwill and intangible asset impairment assessments and income taxes have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

There have been no material changes to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended January 29, 2016.

As previously discussed, Lands' End reviews the Company's indefinite-lived intangible asset, the Lands’ End trade name, for impairment by comparing the carrying amount of the asset to the fair value on an annual basis, or more frequently if events occur or changes in circumstances indicate that the carrying value is not recoverable. At the date of its most recent annual impairment assessment, Lands' end determined that the income approach, specifically the relief from royalty method, was most appropriate for analyzing the Company's indefinite-lived asset. This method is based on the assumption that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset class. The relief from royalty method involves two steps: (1) estimation of reasonable royalty rates for the assets and (2) the application of these royalty rates to a revenue stream and discounting the resulting cash flows to determine a value. The Company multiplied the selected royalty rate by the forecasted net sales stream to calculate the cost savings (relief from royalty payment) associated with the asset. The cash flows were then discounted to present value by the selected discount rate and compared to the carrying value of the asset.
In the First Quarter 2016, there were no events or changes in circumstances that indicated that the carrying value of Lands' End trade name is not recoverable. As such, an impairment assessment was not performed and there was no impairment charge related to the trade name in the First Quarter 2016. As a result of the Fiscal 2015 annual impairment assessment, the Company recorded a non-cash pretax intangible asset impairment charge of $98.3 million during Fiscal 2015 to reduce the carrying value of the trade name to the fair value. However, if actual results are not consistent with our estimates and assumptions used in estimating future revenue streams, we may be exposed to further losses.

Recent Accounting Pronouncements
See Part I, Item 1, Note 12 – Recent Accounting Pronouncements, of the Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

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

The following additional factors, among others, could cause our actual results, performance, and achievements to differ from those described in the forward-looking statements: our ability to offer merchandise and services that customers want to purchase, including new collections such as our Canvas by Lands’ End™ collection, that are designed to attract new customers and drive demand from core customers; changes in customer preference from our branded merchandise; customers’ use of our digital platform, including customer acceptance of our efforts to enhance our e-commerce websites; customer response to direct mail catalogs and digital marketing and catalogs; the success of our efforts to optimize catalog productivity; the success of our overall marketing strategies, including brand marketing initiatives, some of which, if successful, may not produce positive results in the short term; the success of our efforts to optimize promotions to drive sales and maximize gross margin dollars; our maintenance of a robust customer list; our dependence on information technology and a failure of information technology systems, including with respect to our e-commerce operations, or an inability to upgrade or adapt our systems; the success of our ERP implementation; the success of our efforts to grow and expand into new markets and channels; fluctuations and increases in costs of raw materials; impairment of our relationships with our vendors; our failure to maintain the security of customer, employee or company information; our failure to compete effectively in the apparel industry; the performance of our “store within a store” business; if Sears Holdings sells or disposes of its retail stores, including pursuant to the recapture rights granted to Seritage Growth Properties, and other parties or if its retail business does not attract customers or does not adequately provide services to the Lands’ End Shops at Sears; legal, regulatory, economic and political risks associated with international trade and those markets in which we conduct business and source our merchandise; our failure to protect or preserve the image of our brands and our intellectual property rights; increases in postage, paper and printing costs; failure by third parties who provide us with services in connection with certain aspects of our business to perform their obligations; our failure to timely and effectively obtain shipments of products from our vendors and deliver merchandise to our customers; reliance on promotions and markdowns to encourage customer purchases; our failure to efficiently manage inventory levels; unseasonal or severe weather conditions; the seasonal nature of our business; the adverse effect on our reputation if our independent vendors do not use ethical business practices or comply with applicable laws and regulations; assessments for additional state taxes; our exposure to periodic litigation and other regulatory proceedings, including with respect to product liability claims; incurrence of charges due to impairment of goodwill, other intangible assets and long-lived assets; our failure to retain our executive management team and to attract qualified new personnel; the impact on our business of adverse worldwide economic and market conditions, including economic factors that negatively impact consumer spending on discretionary items; the inability of our past performance generally, as reflected on our historical financial statements, to be indicative of our future performance; the impact of increased costs due to a decrease in our purchasing power following our separation from Sears Holdings (“Separation”) and other losses of benefits associated with being a subsidiary of Sears Holdings; the failure of Sears Holdings or its subsidiaries to perform under various transaction agreements that have been executed in connection with the Separation or our failure to have necessary systems and services in place when certain of the transaction agreements expire; our agreements related to the Separation and our continuing relationship with Sears Holdings were negotiated while we were a subsidiary of Sears Holdings and we may have received better terms from an unaffiliated third party; potential indemnification liabilities to Sears Holdings pursuant to the separation and distribution agreement; our inability to engage in certain corporate transactions after the Separation; the ability of our principal shareholders to exert substantial influence over us; adverse effects of the Separation on our business; potential liabilities under fraudulent conveyance and transfer laws and legal capital requirements; declines in our stock price due to the eligibility of a number of our shares of common stock for future sale; our inability to pay dividends; stockholders’ percentage ownership in Lands’ End may be diluted in the future; and increases in our expenses and administrative burden in relation to being a public company, in particular to maintain compliance with certain provisions of the Sarbanes-Oxley Act of 2002; and other risks, uncertainties and factors discussed in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended January 29, 2016 and other filings with the SEC. We intend the forward-looking statements to speak only as of the time made and do not undertake to update or revise them as more information becomes available, except as required by law.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in currency rates. A significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of April 29, 2016, we had $25.3 million of cash denominated in foreign currencies, principally in British Pound Sterling, Euros and Yen. We do not enter into financial instruments for trading purposes or hedging and have not used any derivative financial instruments. We do not consider our foreign earnings to be permanently reinvested.
We are subject to interest rate risk with our Term Loan Facility and our ABL Facility, as both require us to pay interest on outstanding borrowings at variable rates. Each one percentage point change in interest rates associated with the Term Loan Facility would result in a $2.1 million change in our annual cash interest expenses. Assuming our ABL Facility was fully drawn to a principal amount equal to $175.0 million, each one percentage point change in interest rates would result in a $1.8 million change in our annual cash interest expense.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based on their evaluation for the period covered by this Quarterly Report on Form 10-Q, Lands’ End’s President and Chief Executive Officer and Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer have concluded that, as of April 29, 2016, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the Company’s first fiscal quarter ended April 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
See Part I, Item 1 "Financial Statements - Notes to Condensed Consolidated Financial Statements," Note 9 Commitments and Contingencies - Legal Proceedings for additional information regarding legal proceedings (incorporated herein by reference).
ITEM 1A. RISK FACTORS
There have been no material changes with respect to the factors disclosed in our Annual Report filed on Form 10-K for the year ended January 29, 2016, which was filed with the SEC on April 1, 2016.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the First Quarter 2016 and First Quarter 2015, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

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

10.1
2016 Additional Definition Under Lands’ End, Inc. Annual Incentive Plan (As Amended and Restated) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2016 (File No. 001-09769)).

10.2
2016 Additional Definition Under Lands’ End, Inc. Long-Term Incentive Program (As Amended and Restated) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 29, 2016 (File No. 001-09769)).

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

Lands’ End, Inc.

By:	/s/ James F. Gooch
James F. Gooch
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)

Dated: June 2, 2016