Form 10-Q
period 2016-07-29
LANDS' END, INC.
filed 2016-09-01
CIK 799288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 29, 2016
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
Indicate by check mark whether the Registrant is a shell company.    YES  ☐    NO  ☒
As of September 1, 2016, the registrant had 32,029,359 shares of common stock, $0.01 par value, outstanding.

LANDS’ END, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JULY 29, 2016

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LANDS’ END, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(in thousands except per share data)	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
Net revenue	$292,010	$312,414	$565,443	$611,801
Cost of sales (excluding depreciation and amortization)	155,858	167,914	299,621	320,737
Gross profit	136,152	144,500	265,822	291,064

Selling and administrative	128,892	124,880	257,926	258,394
Depreciation and amortization	4,488	4,061	8,624	8,614
Other operating expense (income), net	60	(2,359)	46	(2,357)
Operating income (loss)	2,712	17,918	(774)	26,413
Interest expense	6,174	6,225	12,344	12,411
Other income, net	(528)	(498)	(981)	(1,006)
(Loss) income before income taxes	(2,934)	12,191	(12,137)	15,008
Income tax (benefit) expense	(954)	4,730	(4,398)	5,823
NET (LOSS) INCOME	$(1,980)	$7,461	$(7,739)	$9,185
NET (LOSS) INCOME PER COMMON SHARE (Note 2)
Basic:	$(0.06)	$0.23	$(0.24)	$0.29
Diluted:	$(0.06)	$0.23	$(0.24)	$0.29

Basic weighted average common shares outstanding	32,024	31,978	32,013	31,967
Diluted weighted average common shares outstanding	32,024	32,047	32,013	32,049

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.
Condensed Consolidated Statements of Comprehensive Operations
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
NET (LOSS) INCOME	$(1,980)	$7,461	$(7,739)	$9,185
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(3,084)	302	(769)	665
COMPREHENSIVE (LOSS) INCOME	$(5,064)	$7,763	$(8,508)	$9,850

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.
Condensed Consolidated Balance Sheets

(in thousands, except share data)	July 29, 2016	July 31, 2015	January 29, 2016
	(unaudited)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$210,736	$208,375	$228,368
Restricted cash	3,300	3,300	3,300
Accounts receivable, net	29,287	22,550	32,061
Inventories, net	354,739	367,823	329,203
Prepaid expenses and other current assets	31,781	33,827	23,618
Total current assets	629,843	635,875	616,550
Property and equipment, net	112,682	105,976	109,831
Goodwill	110,000	110,000	110,000
Intangible asset, net	430,000	528,300	430,000
Other assets	15,913	15,537	15,145
TOTAL ASSETS	$1,298,438	$1,395,688	$1,281,526
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$174,940	$192,472	$146,097
Other current liabilities	82,212	88,980	83,992
Total current liabilities	257,152	281,452	230,089
Long-term debt, net	491,941	495,737	493,838
Long-term deferred tax liabilities	155,451	186,162	157,252
Other liabilities	16,539	17,218	15,838
TOTAL LIABILITIES	921,083	980,569	897,017
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01- authorized: 480,000,000 shares; issued and outstanding: 32,029,359, 31,991,000, 31,991,668, respectively	320	320	320
Additional paid-in capital	345,598	343,370	344,244
Retained earnings	41,590	78,062	49,329
Accumulated other comprehensive loss	(10,153)	(6,633)	(9,384)
Total stockholders’ equity	377,355	415,119	384,509
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,298,438	$1,395,688	$1,281,526

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	26 Weeks Ended
(in thousands)	July 29, 2016	July 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(7,739)	$9,185
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	8,624	8,614
Product recall	—	(2,364)
Amortization of debt issuance costs	856	885
Loss on disposal of property and equipment	46	2
Stock-based compensation	1,752	1,521
Deferred income taxes	(1,387)	4,757
Change in operating assets and liabilities:
Inventories	(25,983)	(65,667)
Accounts payable	34,472	60,609
Other operating assets	(4,015)	2,829
Other operating liabilities	(4,948)	(16,925)
Net cash provided by operating activities	1,678	3,446
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	44	—
Purchases of property and equipment	(18,017)	(13,520)
Net cash used in investing activities	(17,973)	(13,520)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on term loan facility	(2,575)	(2,575)
Net cash used in financing activities	(2,575)	(2,575)
Effects of exchange rate changes on cash	1,238	(430)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(17,632)	(13,079)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	228,368	221,454
CASH AND CASH EQUIVALENTS, END OF YEAR	$210,736	$208,375
SUPPLEMENTAL CASH FLOW DATA
Unpaid liability to acquire property and equipment	$2,297	$3,235
Income taxes paid, net of refund	$3,067	$13,925
Interest paid	$11,291	$11,372

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
• Second Quarter 2016 - The thirteen weeks ended July 29, 2016
• Second Quarter 2015 - The thirteen weeks ended July 31, 2015
• Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders
• SYW - Shop Your Way member loyalty program
• Tax Sharing Agreement - A tax sharing agreement entered into by Sears Holdings Corporation and Lands' End in connection with the Separation

• Term Loan Facility - Term loan credit agreements, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders
• UTBs - Gross unrecognized tax benefits related to uncertain tax positions
• Year to Date 2016 - the twenty-six weeks ended July 29, 2016
• Year to Date 2015 - the twenty-six weeks ended July 31, 2015
Basis of Presentation
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
Reclassifications
In April 2015, FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the required presentation of debt issuance costs from an asset on the balance sheet to a deduction from related debt liability, and which was adopted by the Company in the First Quarter 2016. The reclassifications resulting from the adoption of this ASU relate to Prepaid expenses and other current assets and Other assets as of January 29, 2016 and July 31, 2015 that were reclassified to Long-term debt. This reclassification reduced our current and total assets and our total liabilities, as previously reported in the Condensed Consolidated Balance Sheet for January 29, 2016 and July 31, 2015. This reclassification had no effect on the Condensed Consolidated Statements of Operations, Comprehensive Operations, Stockholders’ Equity or Cash Flows as previously reported. See Note 4, Debt, for further discussion.
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
The following table summarizes the components of basic and diluted EPS:

	13 Weeks Ended		26 Weeks Ended
(in thousands, except per share amounts)	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
Net (loss) income	$(1,980)	$7,461	$(7,739)	$9,185

Basic weighted average shares outstanding	32,024	31,978	32,013	31,967
Dilutive effect of stock awards	—	69	—	82
Diluted weighted average shares outstanding	32,024	32,047	32,013	32,049

Basic (loss) earnings per share	$(0.06)	$0.23	$(0.24)	$0.29
Diluted (loss) earnings per share	$(0.06)	$0.23	$(0.24)	$0.29

Anti-dilutive stock awards are comprised of awards which are anti-dilutive in the application of the treasury stock method and are excluded from the diluted weighted average shares outstanding. Total anti-dilutive stock awards were 36,392 and 54,035 shares for the Second Quarter 2016 and Year to Date 2016, respectively, due to the net loss reported. Total anti-dilutive stock awards were 133,081 shares for both the Second Quarter 2015 and Year to Date 2015.
NOTE 3. OTHER COMPREHENSIVE (LOSS) INCOME
Other comprehensive (loss) income encompasses all changes in equity other than those arising from transactions with stockholders, and is comprised solely of foreign currency translation adjustments.

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
Beginning balance: Accumulated other comprehensive loss (net of tax of $3,806, $3,734, $5,053 and $3,931, respectively)	$(7,069)	$(6,935)	$(9,384)	$(7,298)
Other comprehensive (loss) income:
Foreign currency translation adjustments (net of tax (benefit) expense of $1,661, $(163), $414 and $(360), respectively)	(3,084)	302	(769)	665
Ending balance: Accumulated other comprehensive loss (net of tax of $5,467, $3,571, $5,467 and $3,571, respectively)	$(10,153)	$(6,633)	$(10,153)	$(6,633)
No amounts were reclassified out of Accumulated other comprehensive loss during any of the periods presented.
NOTE 4. DEBT
The Company's debt consisted of the following:

	July 29, 2016		July 31, 2015		January 29, 2016
	Amount	Rate	Amount	Rate	Amount	Rate
Term Loan Facility, maturing April 4, 2021	$503,412	4.25%	$508,563	4.25%	$505,988	4.25%
ABL Facility, maturing April 4, 2019	—	—%	—	—%	—	—%
	503,412		508,563		505,988
Less: Current maturities in Other current liabilities, net	5,150		5,150		5,150
Less: Unamortized debt issuance costs	6,321		7,676		7,000
Long-term debt, net	$491,941		$495,737		$493,838

The following table summarizes the Company's borrowing availability under the ABL Facility:

	July 29, 2016	July 31, 2015	January 29, 2016
ABL maximum borrowing	$175,000	$175,000	$175,000
Outstanding Letters of Credit	9,398	11,289	24,311
Borrowing availability under ABL	$165,602	$163,711	$150,689

During First Quarter 2016, the Company adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance, which requires an entity to present debt issuance costs as a deduction from the related debt liability. To conform to the current year presentation the Company reclassified $1.4 million of Prepaid expenses and other current assets and $6.3 million of Other assets to Long-term debt as of July 31, 2015. Similarly, as of January 29, 2016, the company reclassified $1.4 million of Prepaid expenses and other current assets and $5.6 million of Other assets to Long-term debt.
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
Representations and Warranties; Covenants
Subject to specified exceptions, the Debt Facilities contain various representations and warranties and restrictive covenants that, among other things, restrict the ability of Lands’ End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the ABL Facility falls below the greater of 10% of the loan cap amount or $15.0 million, Lands’ End will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Debt Facilities do not otherwise contain financial maintenance covenants. The Company was in compliance with all financial covenants related to the Debt Facilities as of July 29, 2016.
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
The following table summarizes the Company’s stock-based compensation expense, which is included in Selling and administrative expense in the Condensed Consolidated Statements of Operations:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
Performance Awards	$150	$384	$384	$781
Deferred Awards	889	456	1,368	740
Total stock-based compensation expense	$1,039	$840	$1,752	$1,521
Awards Granted Year to Date 2016
The company granted Deferred Awards to various employees during the Year to Date 2016, which generally vest ratably over a three year period. There were no Performance Awards granted in the Year to Date 2016.
Changes in the Company’s Unvested Stock Awards Year to Date 2016
Deferred Awards

(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Deferred Awards, as of January 29, 2016	175	$30.87
Granted	224	24.39
Vested	(27)	33.53
Forfeited	(16)	26.31
Unvested Deferred Awards, as of July 29, 2016	356	26.82
`
Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $8.0 million as of July 29, 2016, which will be recognized over a weighted average period of approximately 2.3 years.
Performance Awards

(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Performance Awards, as of January 29, 2016	109	$26.81
Granted	—	—
Vested	(30)	27.84
Forfeited	(7)	26.73
Unvested Performance Awards, as of July 29, 2016	72	26.39
Total unrecognized stock-based compensation expense related to unvested Performance Awards approximated $0.6 million as of July 29, 2016, which will be recognized over a weighted average period of approximately 0.8 years.
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

Restricted cash is reflected on the Condensed Consolidated Balance Sheets at fair value. The fair value of restricted cash as of July 29, 2016, July 31, 2015 and January 29, 2016 was $3.3 million based on Level 1 inputs. Restricted cash amounts are valued based upon statements received from financial institutions.
Cash and cash equivalents, accounts receivable, accounts payable and other current liabilities are reflected on the Condensed Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments.
Carrying values and fair values of long-term debt, including the short-term portion, in the Condensed Consolidated Balance Sheets are as follows:

	July 29, 2016		July 31, 2015		January 29, 2016
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including short-term portion	$503,412	$395,178	$508,563	$486,949	$505,988	$418,073
Long-term debt was valued utilizing level 2 valuation techniques based on the closing inactive market bid price on July 29, 2016, July 31, 2015, and January 29, 2016. There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis as of July 29, 2016, July 31, 2015, and January 29, 2016.
NOTE 7. GOODWILL AND INTANGIBLE ASSET
The Company's intangible asset, consisting of a trade name, and goodwill were valued as a result of business combinations accounted for under the purchase accounting method. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The net carrying amounts of goodwill and trade name are included within the Company's Direct segment.
ASC 350, Intangibles - Goodwill and Other, requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that the carrying amount may not be recoverable. There was no impairment charge recorded for the intangible asset in Year to Date 2016. As a result of the 2015 annual impairment testing the Company recorded a non-cash pretax intangible asset impairment charge of $98.3 million during Fiscal 2015. There was no impairment charge for the intangible asset recorded in any other prior years. There were no impairments of goodwill during any periods presented or since goodwill was first recognized. If actual results are not consistent with our estimates and assumptions used in estimating revenue growth, future cash flows and asset fair values, we could incur further impairment charges for the intangible asset or goodwill, which could have an adverse effect on our results of operations.
The following summarizes goodwill and the intangible asset:

(in thousands)	July 29, 2016	July 31, 2015	January 29, 2016
Indefinite-lived intangible asset:
Gross Trade Name	$528,300	$528,300	$528,300
Cumulative impairment	(98,300)	—	(98,300)
Net Trade Name	430,000	528,300	430,000
Total intangible asset, net	$430,000	$528,300	$430,000
Goodwill	$110,000	$110,000	$110,000
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

As of July 29, 2016, the Company had UTBs of $8.3 million. Of this amount, $5.4 million would, if recognized, impact its effective tax rate, with the remaining amount being comprised of UTBs related to gross temporary differences or other indirect benefits. Pursuant to the Tax Sharing Agreement, Sears Holdings Corporation is generally responsible for all United States federal, state and local UTBs through the date of the Separation and, as such, an indemnification asset from Sears Holdings Corporation for the pre-Separation UTBs is recorded in Other assets in the Condensed Consolidated Balance Sheets. The indemnification asset was $14.2 million, $14.6 million and $13.7 million as of July 29, 2016, July 31, 2015, and January 29, 2016, respectively.
The Company classifies interest expense and penalties related to UTBs and interest income on tax overpayments as components of income tax expense. As of July 29, 2016, the total amount of interest expense and penalties recognized on our balance sheet was $6.2 million ($4.0 million net of federal benefit). The total amount of net interest expense recognized in the Condensed Consolidated Statements of Operations was insignificant for all periods presented. The Company files income tax returns in the United States and various foreign jurisdictions. The Company is under examination by various income tax jurisdictions for the years 2009 to 2015.
During Fiscal 2015, the Company adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires an entity to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet rather than as current and noncurrent. As of July 31, 2015, the Company reclassified $2.3 million of current deferred tax liabilities to noncurrent deferred tax liabilities to conform to the current year presentation.
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
Beginning in 2005, the Company initiated the first of several claims in Iowa County Circuit Court against the City of Dodgeville (the "City") to recover overpaid taxes resulting from the city’s excessive property tax assessment of the Company’s headquarters campus. In July 2016, the Company filed an amended and supplemental complaint to recover over paid property taxes for the 2016 tax year. As of August 31, 2016, the City has refunded, as the result of various court decisions, over $5.3 million in excessive taxes and interest to the Company in the following amounts: (1) approximately $1.6 million arising from the 2005 and 2006 tax years that was recognized in the fiscal year ended January 29, 2010; (2) approximately $1.6 million arising from the 2007, 2009 and 2010 tax years, recognized in the fiscal year ended January 31, 2014; (3) approximately $0.9 million arising from the 2008 tax year, recognized in the fiscal year ended January 30, 2015; and (4) approximately $1.3 million arising from the 2011 and 2012 tax years, recognized in Second Quarter 2016 primarily within Selling and administrative costs in the Condensed Consolidated Statements of Operations.
The claims arising from the 2005, 2006, 2008 and 2012 tax years are closed. The Company's claims arising from tax years 2007, 2009, 2010, 2011 and 2013 through 2016 remain unresolved and are still pending before the courts. The Company believes that the potential additional aggregate recovery from the City of Dodgeville arising from the 2007, 2009, 2010, 2011 and 2013 through 2016 tax years will range from $1.8 million to $3.0 million, none of which has been recorded in the Condensed Consolidated Financial Statements.
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

See further descriptions of the transactions in the Company's 2015 Annual Report on Form 10-K. The components of the transactions between the Company and Sears Holdings, which exclude pass-through payments to third parties, are as follows:
Lands’ End Shops at Sears
Related party costs charged by Sears Holdings to the Company related to Lands’ End Shops at Sears are as follows:

	13 Weeks Ended		26 Weeks Ended
(in thousands, except for number of stores)	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
Rent, CAM and occupancy costs	$6,237	$6,532	$12,543	$12,882
Retail services, store labor	6,084	6,676	12,029	13,277
Financial services and payment processing	671	627	1,390	1,250
Supply chain costs	236	272	551	549
Total expenses	$13,228	$14,107	$26,513	$27,958
Number of Lands’ End Shops at Sears at period end	224	229	224	229
General Corporate Services
Related party costs charged by Sears Holdings to the Company for general corporate services are as follows:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
Sourcing	$1,666	$2,454	$3,038	$4,038
Shop Your Way	612	730	1,074	1,255
Shared services	48	131	95	281
Total expenses	$2,326	$3,315	$4,207	$5,574
Sourcing
The Company contracts with a subsidiary of Sears Holdings to provide agreed upon buying agency services, on a non-exclusive basis, in foreign territories from where the Company purchases merchandise. These services, primarily based upon quantities purchased, include quality-control functions, regulatory compliance, product claims management and new vendor selection and setup assistance. These amounts are included in Cost of sales in the Consolidated and Combined Statements of Comprehensive Operations. During Second Quarter 2016 the Company entered into a new buying agency services agreement with a subsidiary of Sears Holding and terminated the agreement that was entered into at the time of the Separation. The new agreement provides for a higher commission rate and a higher annual commission minimum, as well as enhanced sourcing services, including for product development, costing analyses, vendor communications, vendor strategy and quality assurance.

Use of Intellectual Property or Services
Related party revenue and costs charged by the Company to and from Sears Holdings for the use of intellectual property or services is as follows:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
Call center services	$521	$455	$967	$669
Lands' End business outfitters revenue	426	317	974	720
Credit card revenue	266	281	511	568
Royalty income	94	103	126	124
Gift card (expense)	(6)	(7)	(13)	(11)
Total income	$1,301	$1,149	$2,565	$2,070
Call Center Services
The Company has entered into a contract with Sears Holdings Management Corporation, a subsidiary of Sears Holdings Corporation, to provide call center services in support of Sears Holdings’ SYW member loyalty program. This income is net of agreed upon costs directly attributable to the Company providing these services. The income is included in Net revenue and costs are included in Selling and administrative expenses in the Condensed Consolidated Statements of Operations. Total call center service income included in Net revenue was $1.9 million, $1.7 million, $3.8 million and $3.1 million for the Second Quarter 2016, Second Quarter 2015, Year to Date 2016 and Year to Date 2015, respectively.
Additional Balance Sheet Information
At July 29, 2016, July 31, 2015 and January 29, 2016 the Company included $3.7 million, $4.2 million and $3.9 million in Accounts receivable, net, respectively, and $3.2 million, $9.5 million and $2.7 million in Accounts payable, respectively, in the Condensed Consolidated Balance Sheets to reflect amounts due from and owed to Sears Holdings.
At July 29, 2016, July 31, 2015 and January 29, 2016 a $14.2 million, $14.6 million and $13.7 million receivable, respectively, was recorded by the Company in Other assets in the Condensed Consolidated Balance Sheets to reflect the indemnification by Sears Holdings Corporation of the pre-Separation UTBs (including penalties and interest) for which Sears Holdings Corporation is responsible under the Tax Sharing Agreement.
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

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
Net revenue:
Apparel	$241,822	$258,168	$472,980	$511,613
Non-apparel	30,517	34,503	57,167	65,828
Service and other	19,671	19,743	35,296	34,360
Total net revenue	$292,010	$312,414	$565,443	$611,801
The Company identifies reportable segments according to how business activities are managed and evaluated. Each of the Company’s operating segments are reportable segments and are strategic business units that offer similar products and services but are sold either directly from its warehouses (Direct) or through its retail stores (Retail). Adjusted EBITDA is the primary measure used to make decisions on allocating resources and assessing performance of each operating segment. Adjusted EBITDA is computed as Income before taxes appearing on the Condensed Consolidated Statements of Operations net of interest expense, depreciation and amortization and other significant items that while periodically affecting the Company's results, may vary significantly from period to period and may have a disproportionate effect in a given period, which may affect comparability of results. Reportable segment assets are those directly used in or clearly allocable to an operating segment’s operations. Depreciation, amortization, and property and equipment expenditures are recognized in each respective segment. There were no material transactions between reporting segments for any periods presented.

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

Financial information by segment is presented in the following tables.
SUMMARY OF SEGMENT DATA

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
Net revenue:
Direct	$246,395	$264,735	$478,580	518,108
Retail	45,521	47,577	86,737	93,569
Corporate / other	94	102	126	124
Total net revenue	$292,010	$312,414	$565,443	$611,801

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
Adjusted EBITDA:
Direct	$14,780	$26,687	$27,612	$48,365
Retail	450	663	(3,480)	807
Corporate / other	(7,970)	(7,730)	(16,236)	(16,502)
Total adjusted EBITDA	$7,260	$19,620	$7,896	$32,670

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
Depreciation and amortization:
Direct	$3,720	$3,200	$7,070	$6,895
Retail	406	499	825	996
Corporate / other	362	362	729	723
Total depreciation and amortization	$4,488	$4,061	$8,624	$8,614

(in thousands)	July 29, 2016	July 31, 2015	January 29, 2016
Total Assets:
Direct	$980,173	$1,078,682	$953,502
Retail	78,011	76,593	69,321
Corporate / other	240,254	240,413	258,703
Total assets	$1,298,438	$1,395,688	$1,281,526

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
Capital expenditures:
Direct	$7,461	$2,419	$17,763	$13,302
Retail	71	53	254	53
Corporate / other	—	74	—	165
Total capital expenditures	$7,532	$2,546	$18,017	$13,520
NOTE 12. RECENT ACCOUNTING PRONOUNCEMENTS
Simplifying the Measurement of Inventory
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. Under this ASU, non-LIFO inventory will be measured at the lower of cost and net realizable value, eliminating the options that currently exist for market valuation. The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. No other changes were made to the current guidance on inventory measurement. This guidance was effective for Lands' End in the First Quarter 2016 and only applies to our international inventory as United States inventory is valued using LIFO. The adoption of this guidance did not have a material impact on the Company's Condensed Consolidated Financial Statements.
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
Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changed the required presentation of debt issuance costs from an asset on the balance sheet to a deduction from the related debt liability. This guidance was adopted by the Company during First Quarter 2016. See Note 4, Debt, for further discussion.
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This guidance was deferred by ASU 2015-14, Revenue from Contracts with Customers, issued by the FASB in August 2015, and will be effective for Lands' End in the first quarter of its fiscal year ending February 1, 2019. Subsequently, the FASB has also issued accounting standards updates which clarify the guidance. The Company is currently in the process of evaluating the impact of adoption of this ASU and related clarifications on the Company's Condensed Consolidated Financial Statements.

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
Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. This update clarifies issues to reduce the current and potential future diversity in practice of the classification of certain cash receipts and cash payments within the statement of cash flows. This guidance will be effective for Lands' End in the first quarter of its fiscal year ending February 1, 2019. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company's Condensed Consolidated Financial Statements.
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

As used in this Quarterly Report on Form 10-Q, references to the “Company”, “Lands' End”, “we”, “us”, “our” and similar terms refer to Lands' End, Inc. and its subsidiaries. Our fiscal year ends on the Friday preceding the Saturday closest to January 31. Other terms that are commonly used in this Quarterly Report on Form 10-Q are defined as follows:
•ABL Facility - Asset-based senior secured credit agreements, dated as of April 4, 2014, with Bank of America, N.A and certain other lenders
•Debt Facilities - Collectively, the ABL Facility and the Term Loan Facility
•ERP - Enterprise resource planning software solutions
•ESL - ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert
•First Quarter 2016 - the thirteen weeks ended April 29, 2016
•Fiscal 2016 - the fifty-two weeks ending January 27, 2017
•Fiscal 2015 - the fifty-two weeks ended January 29, 2016
•Fourth Quarter 2015 - The thirteen weeks ended January 29, 2016
•GAAP - Accounting principles generally accepted in the United States
•Same Store Sales - Net sales, from stores that have been open for at least 12 full months where selling square footage has not changed by 15% or more within the past fiscal year
•Sears Holdings or Sears Holdings Corporation - Sears Holdings Corporation, a Delaware Corporation, and its consolidated subsidiaries (other than, for all periods following the Separation, Lands' End)
•Sears Roebuck - Sears, Roebuck and Co., a subsidiary of Sears Holdings Corporation
•SEC - United States Securities and Exchange Commission
•Second Quarter 2016 - the thirteen weeks ended July 29, 2016
•Second Quarter 2015 - the thirteen weeks ended July 31, 2015
•Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders
•Term Loan Facility - Term loan credit agreements, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders
•UK Borrower - A United Kingdom subsidiary borrower of Lands’ End under the ABL Facility
•Year to Date 2016 - the twenty-six weeks ended July 29, 2016
•Year to Date 2015 - the twenty-six weeks ended July 31, 2015

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

•
Discussion and analysis. This section highlights items affecting the comparability of our financial results and provides an analysis of our segment results of operations for the 2016 and 2015 second fiscal quarter and fiscal year to date periods.

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
The success of our Retail segment depends on the performance of the Lands’ End Shops at Sears. Under the terms of the master lease agreement and master sublease agreement pursuant to which Sears Roebuck leases or subleases to us the premises for the Lands’ End Shops at Sears, Sears Roebuck has certain rights to (1) relocate our leased premises within the building in which such premises are located, subject to certain limitations, including our right to terminate the applicable lease if we are not satisfied with the new premises, and (2) terminate without liability the lease with respect to a particular

Lands’ End Shop if the overall Sears store in which such Lands’ End Shop is located is closed or sold. Sears Holdings announced that it intends to continue to right-size, redeploy and highlight the value of its assets, including its real estate portfolio, in its transition from an asset-intensive, store-focused retailer and that it has entered into lease agreements with third party retailers for stand-alone stores. On July 7, 2015, Sears Holdings completed a rights offering and sale-leaseback transaction (the “Seritage transaction”) with Seritage Growth Properties (“Seritage”), a recently formed, independent publicly traded real estate investment trust. Sears Holdings disclosed that as part of the Seritage transaction, it sold 235 properties to Seritage (the “REIT properties”) along with Sears Holdings’ 50% interest in each of three real estate joint ventures (collectively, the “JVs”). Sears Holdings also disclosed that it contributed 31 properties to the JVs (the “JV properties”). As of July 29, 2016, 58 of the REIT properties contained a Lands’ End Shop and 15 of the JV properties contained a Lands’ End Shop, the leases with respect to which Sears Roebuck retained for its own account. Sears Holdings disclosed that Seritage and the JVs have a recapture right with respect to approximately 50% of the space within the stores at the REIT properties and JV properties (subject to certain exceptions), and with respect to nine of the stores that contain a Lands’ End Shop, Seritage has the additional right to recapture 100% of the space within the Sears Roebuck store. If Sears Roebuck continues to dispose of retail stores that contain Lands’ End Shops, and/or offer us relocation alternatives for Lands’ End Shops that are less attractive than the current premises, our business and results of operations could be adversely affected. On July 29, 2016 the Company operated 224 Lands’ End Shops at Sears, compared with 229 Lands’ End Shops at Sears on July 31, 2015.
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
Results of Operations
The following table sets forth, for the periods indicated, selected income statement data:

	13 Weeks Ended
	July 29, 2016		July 31, 2015
(in thousands)	$’s	% of Net revenue	$’s	% of Net revenue
Net revenue	$292,010	100.0%	$312,414	100.0%
Cost of sales (excluding depreciation and amortization)	155,858	53.4%	167,914	53.7%
Gross profit	136,152	46.6%	144,500	46.3%
Selling and administrative	128,892	44.1%	124,880	40.0%
Depreciation and amortization	4,488	1.5%	4,061	1.3%
Other operating expense (income), net	60	—%	(2,359)	(0.8)%
Operating income	2,712	0.9%	17,918	5.7%
Interest expense	6,174	2.1%	6,225	2.0%
Other income, net	(528)	(0.2)%	(498)	(0.2)%
(Loss) income before income taxes	(2,934)	(1.0)%	12,191	3.9%
Income tax (benefit) expense	(954)	(0.3)%	4,730	1.5%
NET (LOSS) INCOME	$(1,980)	(0.7)%	$7,461	2.4%

	26 Weeks Ended
	July 29, 2016		July 31, 2015
(in thousands)	$’s	% of Net revenue	$’s	% of Net revenue
Net revenue	$565,443	100.0%	$611,801	100.0%
Cost of sales (excluding depreciation and amortization)	299,621	53.0%	320,737	52.4%
Gross profit	265,822	47.0%	291,064	47.6%
Selling and administrative	257,926	45.6%	258,394	42.2%
Depreciation and amortization	8,624	1.5%	8,614	1.4%
Other operating expense (income), net	46	—%	(2,357)	(0.4)%
Operating income (loss)	(774)	(0.1)%	26,413	4.3%
Interest expense	12,344	2.2%	12,411	2.0%
Other income, net	(981)	(0.2)%	(1,006)	(0.2)%
(Loss) income before income taxes	(12,137)	(2.1)%	15,008	2.5%
Income tax (benefit) expense	(4,398)	(0.8)%	5,823	1.0%
NET (LOSS) INCOME	$(7,739)	(1.4)%	$9,185	1.5%
Depreciation and amortization is not included in our cost of sales because we are a reseller of inventory and do not believe that including depreciation and amortization is meaningful. As a result, our gross margins may not be comparable to other entities that include depreciation and amortization related to the sale of their product in their gross margin measure.
Net (Loss) Income and Adjusted EBITDA
We recorded a Net loss of $2.0 million in the Second Quarter 2016 compared to a Net income of $7.5 million in the Second Quarter 2015. In addition to our Net (loss) income determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted EBITDA measurement. Adjusted EBITDA is computed as Net (loss) income appearing on the Condensed Consolidated Statements of Operations net of Income tax (benefit) expense, Other income, net, Interest expense, Depreciation and amortization, and certain significant items set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our businesses, as well as executive compensation metrics, for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.
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

◦
For the Second Quarter 2015 and Year to Date 2015, we excluded a benefit related to the reversal of a portion of the product recall accrual recognized in Fiscal 2014 as this was an unusual even that affects the comparability of our financial results.

◦	Loss on the sale of property and equipment - management considers the gains or losses on sale of assets to result from investing decisions rather than ongoing operations.

	13 Weeks Ended
	July 29, 2016		July 31, 2015
(in thousands)	$’s	% of Net revenue	$’s	% of Net revenue
Net (loss) income	$(1,980)	(0.7)%	$7,461	2.4%
Income tax (benefit) expense	(954)	(0.3)%	4,730	1.5%
Other income, net	(528)	(0.2)%	(498)	(0.2)%
Interest expense	6,174	2.1%	6,225	2.0%
Operating income	2,712	0.9%	17,918	5.7%
Depreciation and amortization	4,488	1.5%	4,061	1.3%
Product recall	—	—%	(2,364)	(0.8)%
Loss on disposal of property and equipment	60	—%	5	—%
Adjusted EBITDA	$7,260	2.5%	$19,620	6.3%

	26 Weeks Ended
	July 29, 2016		July 31, 2015
(in thousands)	$’s	% of Net revenue	$’s	% of Net revenue
Net (loss) income	$(7,739)	(1.4)%	$9,185	1.5%
Income tax (benefit) expense	(4,398)	(0.8)%	5,823	1.0%
Other income, net	(981)	(0.2)%	(1,006)	(0.2)%
Interest expense	12,344	2.2%	12,411	2.0%
Operating income (loss)	(774)	(0.1)%	26,413	4.3%
Depreciation and amortization	8,624	1.5%	8,614	1.4%
Product recall	—	—%	(2,364)	(0.4)%
Loss on disposal of property and equipment	46	—%	7	—%
Adjusted EBITDA	$7,896	1.4%	$32,670	5.3%
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
Discussion and Analysis
Second Quarter 2016 compared with the Second Quarter 2015
Net Revenue
Net revenue for the Second Quarter 2016 was $292.0 million, compared with $312.4 million in the comparable period of the prior year, a decrease of $20.4 million or 6.5%. The decrease was comprised of a decrease in our Direct segment of $18.3 million and a decrease in our Retail segment of $2.1 million.
Net revenue in our Direct segment was $246.4 million for the Second Quarter 2016, a decrease of $18.3 million, or 6.9% from the comparable period of the prior year. The decrease in the Direct segment was a continuation of the difficult retail environment including aggressive discounting and promotional activity. The Direct segment did, however, experience an incremental improvement from First Quarter 2016 as the Company increased catalog circulation and improved catalog presentation.
Net revenue in our Retail segment was $45.5 million for the Second Quarter 2016, a decrease of $2.1 million, or 4.3% from the comparable period of the prior year. The decrease was driven by a 2.5% decrease in Same Store Sales, and a decrease in the number of Lands’ End Shops at Sears. The Same Store Sales decrease was attributable to the same competitive marketplace as in our Direct segment as well as declining traffic at our Lands' End Shops at Sears. On July 29, 2016, the Company operated 224 Lands’ End Shops at Sears, 13 global Lands’ End Inlet stores and four international shop-in-shops compared with 229 Lands’ End Shops at Sears, 14 global Lands’ End Inlet stores and four international shop-in-shops on July 31, 2015.
Gross Profit
Total gross profit decreased $8.3 million to $136.2 million and gross margin increased approximately 30 basis points to 46.6% of total Net revenue in the Second Quarter 2016, compared with $144.5 million, or 46.3% of total Net revenue, in the Second Quarter 2015. The gross profit decrease was comprised of a decrease in our Direct segment of $7.3 million and a decrease in our Retail segment of $1.0 million.
Gross profit in the Direct segment was $116.0 million compared with $123.3 million for the Second Quarter 2016 and Second Quarter 2015, respectively. Gross margin in the Direct segment increased approximately 50 basis points to 47.1% in the Second Quarter 2016 versus 46.6% in the comparable prior year period. Gross margin also improved incrementally from First Quarter 2016 due to catalog improvement and targeted promotional activities. Gross margin also benefited from air freight expense incurred in Second Quarter 2015 which did not recur in Second Quarter 2016.
Retail segment gross profit decreased $1.0 million to $20.1 million in the Second Quarter 2016 from $21.1 million in the Second Quarter 2015. Retail segment gross margin decreased to 44.2% for the Second Quarter 2016 compared to 44.4% for the Second Quarter 2015 driven by increased promotional activity to remain competitive in current retail environment, partially offset by taking markdowns earlier in the product life cycle this year compared to last year.
Selling and Administrative Expenses
Selling and administrative expenses were $128.9 million, or 44.1% of total Net revenue compared with $124.9 million or 40.0% of total Net revenue in the Second Quarter 2016 and Second Quarter 2015, respectively. The increase in Selling and administrative expenses was primarily due to an increase of $4.6 million in the Direct segment, a decrease of $0.9 million in the Retail segment and an increase of $0.3 million in the Corporate segment.
The Direct segment Selling and administrative expenses were $101.2 million compared with $96.6 million for the Second Quarter 2016 and Second Quarter 2015, respectively. The $4.6 million or 4.8% increase, was primarily attributable to an increase in marketing investments partially offset by a property tax recovery related to our claims and ongoing litigation against the City of Dodgeville.
The Retail segment Selling and administrative expenses were $19.6 million compared with $20.5 million for the Second Quarter 2016 and Second Quarter 2015, respectively. The $0.9 million or 4.4% decrease was primarily attributable to a decrease in personnel costs.
Corporate / other Selling and administrative expenses increased to $8.1 million in the Second Quarter 2016 compared to $7.8 million in the Second Quarter 2015 due to a reversal of year-to-date incentive compensation expenses in the Second Quarter of 2015.
Depreciation and Amortization
Depreciation and amortization expense was $4.5 million in the Second Quarter 2016, an increase of $0.4 million or 10.5%, compared with $4.1 million in Second Quarter 2015, primarily attributable to an increase in depreciation associated with acquired information technology assets.
Other Operating (Income) / Expense, Net
The increase in Other Operating Expense / (Income), Net was attributable to the Second Quarter 2015 reversal of approximately $2.4 million of the product recall accrual that was recorded in Fourth Quarter 2014.

Operating Income

Operating income decreased to $2.7 million in the Second Quarter 2016 from $17.9 million in Second Quarter 2015 primarily due to lower revenues and increased selling and administrative expenses as described more fully above.
Interest Expense
Interest expense was essentially unchanged at $6.2 million in the Second Quarter 2016 compared to the Second Quarter 2015.
Income Tax (Benefit) Expense
Income tax benefit was $1.0 million for the Second Quarter 2016 compared with income tax expense of $4.7 million in the Second Quarter 2015. The decrease was primarily attributable to a Net loss in comparison to Net income in the prior year. The effective tax rate was 32.5% in the Second Quarter 2016 compared with 38.8% in the Second Quarter 2015.
Net (Loss) Income
As a result of the above factors, Net loss was $2.0 million and diluted loss per share was $0.06 in the Second Quarter 2016 compared with Net income of $7.5 million and diluted earnings per share of $0.23 in the Second Quarter 2015. The Second Quarter 2015 contained a product recall adjustment that favorably impacted Net income by $1.4 million (after tax) and earnings per share by $0.05.
Adjusted EBITDA
As a result of the above factors, Adjusted EBITDA decreased to $7.3 million in the Second Quarter 2016 from $19.6 million in the Second Quarter 2015.
Year to Date 2016 compared with the Year to Date 2015
Net Revenue
Net revenue for the Year to Date 2016 was $565.4 million, compared with $611.8 million in the comparable period of the prior year, a decrease of $46.4 million or 7.6%. The decrease was comprised of a decrease in our Direct segment of $39.5 million and a decrease in our Retail segment of $6.8 million.
Net revenue in our Direct segment was $478.6 million for the Year to Date 2016, a decrease of $39.5 million, or 7.6% from the comparable period of the prior year. The decrease was attributable to declines in all of our markets, though primarily concentrated in our U.S. consumer business. We realized declining performance in most of our major product categories, as the highly competitive and promotional retail environment negatively impacted our ability to generate traffic to our U.S. consumer websites.
Net revenue in our Retail segment was $86.7 million for the Year to Date 2016, a decrease of $6.8 million, or 7.3% from the comparable period of the prior year. The decrease was driven by a 4.7% decrease in Same Store Sales, and a decrease in the number of Lands’ End Shops at Sears. The Same Store Sales decrease was attributable to the same competitive marketplace as in our Direct segment as well as declining traffic at our Lands' End Shops at Sears. On July 29, 2016, the Company operated 224 Lands’ End Shops at Sears, 13 global Lands’ End Inlet stores and four international shop-in-shops compared with 229 Lands’ End Shops at Sears, 14 global Lands’ End Inlet stores and four international shop-in-shops on July 31, 2015.
Gross Profit
Total gross profit decreased $25.2 million to $265.8 million and gross margin decreased approximately 60 basis points to 47.0% of total Net revenue, compared with $291.1 million, or 47.6% of total Net revenue, for the Year to Date 2016 and Year to Date 2015, respectively.
Gross profit in the Direct segment was $229.3 million compared with $248.6 million for the Year to Date 2016 and Year to Date 2015, respectively. The decrease in Gross profit is largely attributable to lower revenue. Gross margin in the

Direct segment decreased approximately 10 basis points to 47.9% in the Year to Date 2016 versus 48.0% in the comparable prior year period, primarily attributable to a highly competitive retail environment resulting in increased promotional activity and deeper product discounts.
Retail segment gross profit decreased $5.9 million to $36.4 million in the Year to Date 2016 from $42.3 million in the Year to Date 2015. Retail segment gross margin decreased approximately 320 basis points to 42.0% compared with 45.2% for the Year to Date 2016 and Year to Date 2015, respectively, driven by the same factors which impacted our Direct segment.
Selling and Administrative Expenses
Selling and administrative expenses were $257.9 million, or 45.6% of total Net revenue compared with $258.4 million or 42.2% of total Net revenue in the Year to Date 2016 and Year to Date 2015, respectively. The $0.5 million decrease was attributable to a $1.4 million increase in the Direct segment, a $1.6 million decrease in the Retail segment, and a $0.3 million decrease in the Corporate segment.
The Direct segment Selling and administrative expenses were $201.7 million compared with $200.3 million for the Year to Date 2016 and Year to Date 2015, respectively. The $1.4 million or 0.7% increase was primarily attributable to increased marketing investments.
The Retail segment Selling and administrative expenses were $39.9 million compared with $41.5 million for the Year to Date 2016 and Year to Date 2015, respectively. The $1.6 million or 3.9% decrease was primarily attributable to a decrease in personnel expenses, and expenses related to closed stores.
Corporate / other Selling and administrative expenses were $16.3 million compared with $16.6 million for the Year to Date 2016 and Year to Date 2015, respectively.
Depreciation and Amortization
Depreciation and amortization expense remained consistent at $8.6 million in the Year to Date 2016 and Year to Date 2015.
Other Operating (Income) / Expense, Net
The increase in Other Operating Expense / (Income), Net was attributable to the Second Quarter 2015 reversal of approximately $2.4 million of the product recall accrual that was recorded in Fourth Quarter 2014.
Operating (Loss) Income

Operating (loss) income decreased to an $0.8 million Operating loss in Year to Date 2016 from Operating income of $26.4 million in Year to Date 2015 primarily due to lower revenues and gross margins as described more fully above.
Interest Expense
Interest expense decreased to $12.3 million in the Year to Date 2016 compared with $12.4 million in the Year to Date 2015.
Income Tax (Benefit) Expense
Income tax benefit was $4.4 million for the Year to Date 2016 compared with an Income tax expense of $5.8 million in the Year to Date 2015. The decrease was primarily attributable to lower Operating income. The effective tax rate was 36.2% in the Year to Date 2016 compared with 38.8% in the Year to Date 2015.
Net (Loss) Income
As a result of the above factors, Net loss was $7.7 million and diluted loss per share was $0.24 in the Year to Date 2016 compared with Net income of $9.2 million and diluted earnings per share of $0.29 in the Year to Date 2015. Year to Date

2015 contained a product recall adjustment that favorably impacted Net income by $1.4 million (after tax) and earnings per share by $0.05.
Adjusted EBITDA
As a result of the above factors, Adjusted EBITDA decreased 75.8% to $7.9 million in the Year to Date 2016 from $32.7 million in the Year to Date 2015.

Liquidity and Capital Resources
Our primary need for liquidity is to fund working capital requirements of our business, capital expenditures, debt service and for general corporate purposes. Our cash and cash equivalents and the ABL Facility serve as sources of liquidity for short-term working capital needs and general corporate purposes. We expect that our cash on hand and cash flows from operations, along with our ABL Facility, will be adequate to meet our capital requirements and operational needs for at least the next 12 months. Cash generated from our net sales and profitability, and somewhat to a lesser extent our changes in working capital, are driven by the seasonality of our business, with a disproportionate amount of net revenue and operating cash flows generally occurring in the fourth fiscal quarter of each year.
Description of Material Indebtedness
Debt Arrangements
Lands’ End entered into the ABL Facility, which provides for maximum borrowings of $175.0 million for Lands’ End, subject to a borrowing base, with a $30.0 million sub facility for the UK Borrower. The ABL Facility has a sub-limit of $70.0 million for domestic letters of credit and a sub-limit of $15.0 million for letters of credit for the UK Borrower. The ABL Facility is available for working capital and other general corporate purposes, and was undrawn at July 29, 2016 and July 31, 2015, other than for letters of credit. The Company had borrowing availability under the ABL Facility of $165.6 million as of July 29, 2016, net of outstanding letters of credit of $9.4 million.
Also on April 4, 2014, Lands’ End entered into the $515.0 million Term Loan Facility of which proceeds were used to pay a dividend of $500.0 million to a subsidiary of Sears Holdings Corporation immediately prior to the Separation and to pay fees and expenses associated with the Debt Facilities of approximately $11.4 million, with the remaining proceeds used for general corporate purposes.
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
Representations and Warranties; Covenants
Subject to specified exceptions, the Debt Facilities contain various representations and warranties and restrictive covenants that, among other things, restrict the ability of Lands’ End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the ABL Facility falls below the greater of 10% of the loan cap amount or $15 million, Lands’ End will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Debt Facilities do not otherwise contain financial maintenance covenants. The Company was in compliance with all financial covenants related to the Debt Facilities as of July 29, 2016.
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
Cash Flows from Operating Activities
Operating activities provided net cash of $1.7 million and $3.4 million for the Year to Date 2016 and Year to Date 2015, respectively, primarily due to:

•	Lower revenues, which drove a decrease in net (loss) income before non-cash items, partially offset,

•	by lower inventories as the Company has worked diligently to manage inventory levels.
Cash Flows from Investing Activities
Net cash used in investing activities was $18.0 million and $13.5 million for the Year to Date 2016 and Year to Date 2015, respectively. Cash used in investing activities for both periods was primarily used for investments to update our information technology infrastructure and property and equipment.
For Fiscal 2016, we plan to invest a total of approximately $40.0 million to $45.0 million in capital expenditures for strategic investments and infrastructure, primarily associated with our ERP investment, other technology investments and general corporate needs.
Cash Flows from Financing Activities
Net cash used by financing activities was $2.6 million for both the Year to Date 2016 and Year to Date 2015, consisting of our quarterly payments for the Term Loan.

Contractual Obligations and Off-Balance-Sheet Arrangements
There have been no material changes to our contractual obligations and off-balance-sheet arrangements as discussed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2016.
Financial Instruments with Off-Balance-Sheet Risk
Lands’ End entered into the ABL Facility, which provides for maximum borrowings of $175.0 million for Lands’ End, subject to a borrowing base, with a $30.0 million sub facility for the UK Borrower. The ABL Facility has a sub-limit of $70.0 million for domestic letters of credit and a sub-limit of $15.0 million for letters of credit for the UK Borrower. The ABL Facility is available for working capital and other general corporate purposes, and was undrawn at July 29, 2016 and July 31, 2015, other than for letters of credit. The Company had borrowing availability under the ABL Facility of $165.6 million as of July 29, 2016, net of outstanding letters of credit of $9.4 million.
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
As a result of the Fiscal 2015 annual impairment assessment, the Company recorded a non-cash pretax intangible asset impairment charge of $98.3 million during Fiscal 2015 to reduce the carrying value of the trade name to the fair value. During Year to Date 2016, there were no events or changes in circumstances that indicated that the carrying value of Lands' End trade name is not recoverable. As such, an impairment assessment was not performed and there was no impairment charge related to the trade name in Year to Date 2016. If actual results are not consistent with our estimates and assumptions used in estimating revenue growth, future cash flows and asset fair values, we could incur further impairment charges for the intangible asset or goodwill, which could have an adverse effect on our results of operations.
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

The following additional factors, among others, could cause our actual results, performance, and achievements to differ from those described in the forward-looking statements: our ability to offer merchandise and services that customers want to purchase, including new collections such as our Canvas by Lands’ End™ collection, that are designed to attract new customers and drive demand from core customers; changes in customer preference from our branded merchandise; customers’ use of our digital platform, including customer acceptance of our efforts to enhance our e-commerce websites; customer response to direct mail catalogs and digital marketing and catalogs; the success of our efforts to optimize catalog productivity; the success of our overall marketing strategies, including brand marketing initiatives, some of which, if successful, may not produce positive results in the short term; the success of our efforts to optimize promotions to drive sales and maximize gross margin dollars; our maintenance of a robust customer list; our dependence on information technology and a failure of information technology systems, including with respect to our e-commerce operations, or an inability to upgrade or adapt our systems; the success of our ERP implementation; the success of our efforts to grow and expand into new markets and channels; fluctuations and increases in costs of raw materials; impairment of our relationships with our vendors; our failure to maintain the security of customer, employee or company information; our failure to compete effectively in the apparel industry; the performance of our “store within a store” business; if Sears Holdings sells or disposes of its retail stores, including pursuant to the recapture rights granted to Seritage Growth Properties, and other parties or if its retail business does not attract customers or does not adequately provide services to the Lands’ End Shops at Sears; legal, regulatory, economic and political risks associated with international trade and those markets in which we conduct business and source our merchandise; our failure to protect or preserve the image of our brands and our intellectual property rights; increases in postage, paper and printing costs; failure by third parties who provide us with services in connection with certain aspects of our business to perform their obligations; our failure to timely and effectively obtain shipments of products from our vendors and deliver merchandise to our customers; reliance on promotions and markdowns to encourage customer purchases; our failure to efficiently manage inventory levels; unseasonal or severe weather conditions; the seasonal nature of our business; the adverse effect on our reputation if our independent vendors do not use ethical business practices or comply with applicable laws and regulations; assessments for additional state taxes; our exposure to periodic litigation and other regulatory proceedings, including with respect to product liability claims; incurrence of charges due to impairment of goodwill, other intangible assets and long-lived assets; our failure to retain our executive management team and to attract qualified new personnel; the impact on our business of adverse worldwide economic and market conditions, including economic factors that negatively impact consumer spending on discretionary items; the inability of our past performance generally, as reflected on our historical financial statements, to be indicative of our future performance; the impact of increased costs due to a decrease in our purchasing power following our separation from Sears Holdings (“Separation”) and other losses of benefits associated with being a subsidiary of Sears Holdings; the failure of Sears Holdings or its subsidiaries to perform under various transaction agreements or our failure to have necessary systems and services in place when certain of the transaction agreements expire; our agreements related to the Separation and certain agreements related to our continuing relationship with Sears Holdings were negotiated while we were a subsidiary of Sears Holdings and we may have received better terms from an unaffiliated third party; potential indemnification liabilities to Sears Holdings pursuant to the separation and distribution agreement; our inability to engage in certain corporate transactions after the Separation; the ability of our principal shareholders to exert substantial influence over us; adverse effects of the Separation on our business; potential liabilities under fraudulent conveyance and transfer laws and legal capital requirements; declines in our stock price due to the eligibility of a number of our shares of common stock for future sale; our inability to pay dividends; stockholders’ percentage ownership in Lands’ End may be diluted in the future; and increases in our expenses and administrative burden in relation to being a public company, in particular to maintain compliance with certain provisions of the Sarbanes-Oxley Act of 2002; and other risks, uncertainties and factors discussed in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended January 29, 2016 and other filings with the SEC. We intend the forward-looking statements to speak only as of the time made and do not undertake to update or revise them as more information becomes available, except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in currency rates. A significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of July 29, 2016, we had $30.8 million of cash denominated in foreign currencies, principally in British Pound Sterling, Euros and Yen. We do not enter into financial instruments for trading purposes or hedging and have not used any derivative financial instruments. We do not consider our foreign earnings to be permanently reinvested.
We are subject to interest rate risk with our Term Loan Facility and our ABL Facility, as both require us to pay interest on outstanding borrowings at variable rates. Each one percentage point change in interest rates associated with the Term Loan Facility would result in a $2.6 million change in our annual cash interest expenses. Assuming our ABL Facility was fully drawn to a principal amount equal to $175.0 million, each one percentage point change in interest rates would result in a $1.8 million change in our annual cash interest expense.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based on their evaluation for the period covered by this Quarterly Report on Form 10-Q, Lands’ End’s President and Chief Executive Officer and Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer have concluded that, as of July 29, 2016, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the Company’s second fiscal quarter ended July 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are involved in various claims, legal proceedings and investigations arising in the ordinary course of business. Some of these actions involve complex factual and legal issues and are subject to uncertainties. At this time, the Company is not able to either predict the outcome of these legal proceedings or reasonably estimate a potential range of loss with respect to the proceedings. While it is not feasible to predict the outcome of pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on our results of operations, cash flows or financial position.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the Second Quarter 2016 and Second Quarter 2015, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

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

10.1
Buying Agency Agreement, dated as of July 11, 2016, by and between International Sourcing & Logistics Limited and Lands’ End, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 14, 2016 (File No. 001-09769)).

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

Dated: September 1, 2016