Form 10-Q
period 2016-10-28
LANDS' END, INC.
filed 2016-12-01
CIK 799288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 28, 2016
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
Indicate by check mark whether the Registrant is a shell company.    YES  ☐    NO  ☒
As of December 1, 2016, the registrant had 32,029,359 shares of common stock, $0.01 par value, outstanding.

LANDS’ END, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED OCTOBER 28, 2016

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LANDS’ END, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(in thousands except per share data)	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
Net revenue	$311,476	$334,434	$876,919	$946,235
Cost of sales (excluding depreciation and amortization)	177,825	172,019	477,446	492,756
Gross profit	133,651	162,415	399,473	453,479

Selling and administrative	132,365	135,867	390,291	394,261
Depreciation and amortization	4,795	4,260	13,419	12,874
Other operating (income), net	(86)	(1,009)	(40)	(3,366)
Operating (loss) income	(3,423)	23,297	(4,197)	49,710
Interest expense	6,149	6,204	18,493	18,615
Other (income) expense, net	(432)	796	(1,413)	(210)
(Loss) income before income taxes	(9,140)	16,297	(21,277)	31,305
Income tax (benefit) expense	(1,918)	5,572	(6,316)	11,395
NET (LOSS) INCOME	$(7,222)	$10,725	$(14,961)	$19,910
NET (LOSS) INCOME PER COMMON SHARE (Note 2)
Basic:	$(0.23)	$0.34	$(0.47)	$0.62
Diluted:	$(0.23)	$0.33	$(0.47)	$0.62

Basic weighted average common shares outstanding	32,029	31,991	32,018	31,975
Diluted weighted average common shares outstanding	32,029	32,059	32,018	32,042

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.
Condensed Consolidated Statements of Comprehensive Operations
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
NET (LOSS) INCOME	$(7,222)	$10,725	$(14,961)	$19,910
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(2,183)	260	(2,952)	925
COMPREHENSIVE (LOSS) INCOME	$(9,405)	$10,985	$(17,913)	$20,835

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.
Condensed Consolidated Balance Sheets

(in thousands, except share data)	October 28, 2016	October 30, 2015	January 29, 2016
	(unaudited)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$131,532	$104,986	$228,368
Restricted cash	3,300	3,300	3,300
Accounts receivable, net	40,101	37,875	32,061
Inventories, net	425,290	436,712	329,203
Prepaid expenses and other current assets	40,942	40,833	23,618
Total current assets	641,165	623,706	616,550
Property and equipment, net	115,871	105,661	109,831
Goodwill	110,000	110,000	110,000
Intangible asset, net	430,000	528,300	430,000
Other assets	16,142	14,352	15,145
TOTAL ASSETS	$1,313,178	$1,382,019	$1,281,526
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$180,608	$151,429	$146,097
Other current liabilities	101,093	107,596	83,992
Total current liabilities	281,701	259,025	230,089
Long-term debt, net	490,992	494,788	493,838
Long-term deferred tax liabilities	158,048	184,926	157,252
Other liabilities	16,766	16,390	15,838
TOTAL LIABILITIES	947,507	955,129	897,017
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01- authorized: 480,000,000 shares; issued and outstanding: 32,029,359, 31,991,343 and 31,991,668, respectively	320	320	320
Additional paid-in capital	343,319	344,156	344,244
Retained earnings	34,368	88,787	49,329
Accumulated other comprehensive loss	(12,336)	(6,373)	(9,384)
Total stockholders’ equity	365,671	426,890	384,509
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,313,178	$1,382,019	$1,281,526

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	39 Weeks Ended
(in thousands)	October 28, 2016	October 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(14,961)	$19,910
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	13,419	12,874
Product recall	(212)	(3,371)
Amortization of debt issuance costs	1,284	1,313
Loss on disposal of property and equipment	172	5
Stock-based compensation	1,578	2,307
Deferred income taxes	839	3,381
Change in operating assets and liabilities:
Inventories	(99,997)	(134,690)
Accounts payable	40,186	20,078
Other operating assets	(25,100)	(18,124)
Other operating liabilities	15,537	1,523
Net cash used in operating activities	(67,255)	(94,794)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	44	—
Purchases of property and equipment	(26,083)	(18,117)
Net cash used in investing activities	(26,039)	(18,117)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on term loan facility	(3,863)	(3,863)
Net cash used in financing activities	(3,863)	(3,863)
Effects of exchange rate changes on cash	321	306
NET DECREASE IN CASH AND CASH EQUIVALENTS	(96,836)	(116,468)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	228,368	221,454
CASH AND CASH EQUIVALENTS, END OF PERIOD	$131,532	$104,986
SUPPLEMENTAL CASH FLOW DATA
Unpaid liability to acquire property and equipment	$3,101	$2,695
Income taxes paid, net of refund	$3,220	$19,714
Interest paid	$16,892	$17,037

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
• First Quarter 2016 - The thirteen weeks ended April 29, 2016
• Fiscal 2016 - The fifty-two weeks ending January 27, 2017
• Fiscal 2015 - The fifty-two weeks ended January 29, 2016
• Fiscal November 2016 - the four week fiscal month ending November 25, 2016
• GAAP - Accounting principles generally accepted in the United States
• LIBOR - London inter-bank offered rate
• Sears Holdings or Sears Holdings Corporation - Sears Holdings Corporation, a Delaware Corporation, and its consolidated subsidiaries (other than, for all periods following the Separation, Lands' End)
• SEC - United States Securities and Exchange Commission
• Second Quarter 2016 - The thirteen weeks ended July 29, 2016
• Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders
• SYW or Shop Your Way - Shop Your Way member loyalty program
• Tax Sharing Agreement - A tax sharing agreement entered into by Sears Holdings Corporation and Lands' End in connection with the Separation

• Term Loan Facility - Term loan credit agreements, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders
• Third Quarter 2016 - The thirteen weeks ended October 28, 2016
• Third Quarter 2015 - The thirteen weeks ended October 30, 2015
• UTBs - Gross unrecognized tax benefits related to uncertain tax positions
• Year to Date 2016 - the thirty-nine weeks ended October 28, 2016
• Year to Date 2015 - the thirty-nine weeks ended October 30, 2015
Basis of Presentation
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
Reclassifications
In April 2015, FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the required presentation of debt issuance costs from an asset on the balance sheet to a deduction from related debt liability, and which was adopted by the Company in the First Quarter 2016. The reclassifications resulting from the adoption of this ASU relate to Prepaid expenses and other current assets and Other assets as of January 29, 2016 and October 30, 2015 that were reclassified to Long-term debt. This reclassification reduced our current and total assets and our total liabilities, as previously reported in the Condensed Consolidated Balance Sheet for January 29, 2016 and October 30, 2015. This reclassification had no effect on the Condensed Consolidated Statements of Operations, Comprehensive Operations, Stockholders’ Equity or Cash Flows as previously reported. See Note 4, Debt, for further discussion.
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

The following table summarizes the components of basic and diluted EPS:

	13 Weeks Ended		39 Weeks Ended
(in thousands, except per share amounts)	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
Net (loss) income	$(7,222)	$10,725	$(14,961)	$19,910

Basic weighted average shares outstanding	32,029	31,991	32,018	31,975
Dilutive effect of stock awards	—	68	—	67
Diluted weighted average shares outstanding	32,029	32,059	32,018	32,042

Basic (loss) earnings per share	$(0.23)	$0.34	$(0.47)	$0.62
Diluted (loss) earnings per share	$(0.23)	$0.33	$(0.47)	$0.62
Anti-dilutive stock awards are comprised of awards which are anti-dilutive in the application of the treasury stock method and are excluded from the diluted weighted average shares outstanding. Total anti-dilutive stock awards were 17,719 and 30,673 shares for the Third Quarter 2016 and Year to Date 2016, respectively, due to the net loss reported. Total anti-dilutive stock awards were 129 and 126,602 shares for the Third Quarter 2015 and Year to Date 2015, respectively.
NOTE 3. OTHER COMPREHENSIVE (LOSS)
Other comprehensive (loss) income encompasses all changes in equity other than those arising from transactions with stockholders, and is comprised solely of foreign currency translation adjustments.

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
Beginning balance: Accumulated other comprehensive loss (net of tax of $5,467, $3,572, $5,053 and $3,931, respectively)	$(10,153)	$(6,633)	$(9,384)	$(7,298)
Other comprehensive (loss) income:
Foreign currency translation adjustments (net of tax (benefit) expense of $1,176, $(141), $1,590 and $(500), respectively)	(2,183)	260	(2,952)	925
Ending balance: Accumulated other comprehensive loss (net of tax of $6,643, $3,431, $6,643 and $3,431, respectively)	$(12,336)	$(6,373)	$(12,336)	$(6,373)
No amounts were reclassified out of Accumulated other comprehensive loss during any of the periods presented.
NOTE 4. DEBT
The Company's debt consisted of the following:

	October 28, 2016		October 30, 2015		January 29, 2016
	Amount	Rate	Amount	Rate	Amount	Rate
Term Loan Facility, maturing April 4, 2021	$502,125	4.25%	$507,275	4.25%	$505,988	4.25%
ABL Facility, maturing April 4, 2019	—	—%	—	—%	—	—%
	502,125		507,275		505,988
Less: Current maturities in Other current liabilities, net	5,150		5,150		5,150
Less: Unamortized debt issuance costs	5,983		7,337		7,000
Long-term debt, net	$490,992		$494,788		$493,838

The following table summarizes the Company's borrowing availability under the ABL Facility:

	October 28, 2016	October 30, 2015	January 29, 2016
ABL maximum borrowing	$175,000	$175,000	$175,000
Outstanding Letters of Credit	13,845	18,523	24,311
Borrowing availability under ABL	$161,155	$156,477	$150,689
During First Quarter 2016, the Company adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance, which requires an entity to present debt issuance costs as a deduction from the related debt liability. To conform to the current year presentation the Company reclassified $1.4 million of Prepaid expenses and other current assets and $6.0 million of Other assets to Long-term debt as of October 30, 2015. Similarly, as of January 29, 2016, the company reclassified $1.4 million of Prepaid expenses and other current assets and $5.6 million of Other assets to Long-term debt.
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
Representations and Warranties; Covenants
Subject to specified exceptions, the Debt Facilities contain various representations and warranties and restrictive covenants that, among other things, restrict the ability of Lands’ End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the ABL Facility falls below the greater of 10% of the loan cap amount or $15.0 million, Lands’ End will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Debt Facilities do not otherwise contain financial maintenance covenants. The Company was in compliance with all financial covenants related to the Debt Facilities as of October 28, 2016.
The Debt Facilities contain certain affirmative covenants, including reporting requirements such as delivery of financial statements, certificates and notices of certain events, maintaining insurance, and providing additional guarantees and collateral in certain circumstances.

NOTE 5. STOCK-BASED COMPENSATION
Accounting standards require, among other things, that (i) the fair value of all stock awards be expensed over their respective vesting periods; (ii) the amount of cumulative compensation cost recognized at any date must at least be equal to the portion of the grant-date value of the award that is vested at that date and (iii) compensation expense includes a forfeiture estimate for those shares not expected to vest. Also in accordance with these provisions, for awards that only have a service requirement with multiple vest dates, the Company is required to recognize compensation cost on a straight-line basis over the requisite service period for the entire award.
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
The following table summarizes the Company’s stock-based compensation expense, which is included in Selling and administrative expense in the Condensed Consolidated Statements of Operations:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
Performance Awards	$127	$315	$511	$1,096
Deferred Awards	(301)	471	1,067	1,211
Total stock-based compensation (benefit) expense	$(174)	$786	$1,578	$2,307
In Third Quarter 2016 there was a reversal of prior period expense due to the resignation of the former Chief Executive Officer.
Awards Granted Year to Date 2016
The company granted Deferred Awards to various employees during the Year to Date 2016, which generally vest ratably over a three year period. There were no Performance Awards granted in the Year to Date 2016.
Changes in the Company’s Unvested Stock Awards Year to Date 2016
Deferred Awards

(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Deferred Awards, as of January 29, 2016	175	$30.87
Granted	225	24.39
Vested	(27)	33.53
Forfeited	(132)	30.25
Unvested Deferred Awards, as of October 28, 2016	241	24.91
Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $4.5 million as of October 28, 2016, which will be recognized over a weighted average period of approximately 2.2 years.

Performance Awards

(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Performance Awards, as of January 29, 2016	109	$26.81
Granted	—	—
Vested	(30)	27.84
Forfeited	(10)	26.73
Unvested Performance Awards, as of October 28, 2016	69	26.38
Total unrecognized stock-based compensation expense related to unvested Performance Awards approximated $0.5 million as of October 28, 2016, which will be recognized over a weighted average period of approximately 0.6 years.
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
Restricted cash is reflected on the Condensed Consolidated Balance Sheets at fair value. The fair value of restricted cash as of October 28, 2016, October 30, 2015 and January 29, 2016 was $3.3 million based on Level 1 inputs. Restricted cash amounts are valued based upon statements received from financial institutions.
Cash and cash equivalents, accounts receivable, accounts payable and other current liabilities are reflected on the Condensed Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments.
Carrying values and fair values of long-term debt, including the short-term portion, in the Condensed Consolidated Balance Sheets are as follows:

	October 28, 2016		October 30, 2015		January 29, 2016
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including short-term portion	$502,125	$386,636	$507,275	$473,668	$505,988	$418,073
Long-term debt was valued utilizing level 2 valuation techniques based on the closing inactive market bid price on October 28, 2016, October 30, 2015, and January 29, 2016. There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis as of October 28, 2016, October 30, 2015, and January 29, 2016.
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

ASC 350, Intangibles - Goodwill and Other, requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that the carrying amount may not be recoverable. There was no impairment charge recorded for the intangible asset in Year to Date 2016. As a result of the 2015 annual impairment testing the Company recorded a non-cash pretax intangible asset impairment charge of $98.3 million during Fiscal 2015. There was no impairment charge for the intangible asset recorded in any other prior years. There were no impairments of goodwill during any periods presented or since goodwill was first recognized. If actual results are not consistent with our estimates and assumptions used in estimating revenue growth, future cash flows and asset fair values, we could incur further impairment charges for the intangible asset or goodwill, which could have an adverse effect on our results of operations. The annual test for impairment will be conducted as of the end of Fiscal November 2016.
The following summarizes goodwill and the intangible asset:

(in thousands)	October 28, 2016	October 30, 2015	January 29, 2016
Indefinite-lived intangible asset:
Gross Trade Name	$528,300	$528,300	$528,300
Cumulative impairment	(98,300)	—	(98,300)
Net Trade Name	430,000	528,300	430,000
Total intangible asset, net	$430,000	$528,300	$430,000
Goodwill	$110,000	$110,000	$110,000
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
Prior to the Separation, all tax obligations were settled through Sears Holdings through Net parent company investment.  At the date of Separation, certain tax attributes that were recorded in Net parent company investment were reclassified.  During the Third Quarter 2016, as a result of filing its Fiscal Year 2015 income tax return, the Company recorded an increase in the deferred tax liabilities and a decrease in Additional paid in capital of $2.1 million related to the calculation of a deferred tax liability related to the LIFO inventory calculation that existed as of the date of the Separation.
As of October 28, 2016, the Company had UTBs of $8.3 million. Of this amount, $5.4 million would, if recognized, impact its effective tax rate, with the remaining amount being comprised of UTBs related to gross temporary differences or other indirect benefits. Pursuant to the Tax Sharing Agreement, Sears Holdings Corporation is generally responsible for all United States federal, state and local UTBs through the date of the Separation and, as such, an indemnification asset from Sears Holdings Corporation for the pre-Separation UTBs is recorded in Other assets in the Condensed Consolidated Balance Sheets. The indemnification asset was $14.4 million, $13.5 million and $13.7 million as of October 28, 2016, October 30, 2015, and January 29, 2016, respectively.
The Company classifies interest expense and penalties related to UTBs and interest income on tax overpayments as components of income tax expense. As of October 28, 2016, the total amount of interest expense and penalties recognized on our balance sheet was $6.4 million ($4.2 million net of federal benefit). The total amount of net interest expense recognized in the Condensed Consolidated Statements of Operations was insignificant for all periods presented. The Company files income tax returns in the United States and various foreign jurisdictions. The Company is under examination by various income tax jurisdictions for the years 2009 to 2015.
During the Third Quarter 2015, Sears Holdings settled tax audits in certain state tax jurisdictions related to pre-Separation periods. As a result, the Company re-evaluated the reserves for the pre-Separation period and recorded a

$1.2 million reduction in income tax expense, before consideration of federal income tax benefit. Under the Tax Sharing Agreement, Sears Holdings indemnifies the Company for such liabilities and, as a result, the Company reduced the indemnification receivable by $1.2 million; such reduction was reflected as a decrease in Other assets in the Condensed Consolidated Balance Sheets and as Other expense (income), net in the Condensed Consolidated and Combined Statements of Operations.

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
Beginning in 2005, the Company initiated the first of several claims in Iowa County Circuit Court against the City of Dodgeville (the "City") to recover overpaid taxes resulting from the City’s excessive property tax assessment of the Company’s headquarters campus. In July 2016, the Company filed an amended and supplemental complaint to recover over paid property taxes for the 2016 tax year. As of November 30, 2016, the City has refunded, as the result of various court decisions, approximately $6.5 million in excessive taxes and interest to the Company in the following amounts: (1) approximately $1.6 million arising from the 2005 and 2006 tax years that was recognized in the fiscal year ended January 29, 2010; (2) approximately $1.6 million arising from the 2007, 2009 and 2010 tax years, recognized in the fiscal year ended January 31, 2014; (3) approximately $0.9 million arising from the 2008 tax year, recognized in the fiscal year ended January 30, 2015; (4) approximately $1.3 million arising from the 2011 and 2012 tax years, recognized in Second Quarter 2016; and (5) approximately $1.1 million arising from the 2007, 2009 and 2010 tax years, recognized in Third Quarter 2016; primarily within Selling and administrative costs in the Condensed Consolidated Statements of Operations.
The claims arising from the 2005 through 2010 and 2012 tax years are closed. The Company's claims arising from tax years 2011 and 2013 through 2016 remain unresolved and are still pending before the courts. The Company believes that the potential additional aggregate recovery from the City arising from the 2011 and 2013 through 2016 tax years will range from $0.7 million to $2.0 million, none of which has been recorded in the Condensed Consolidated Financial Statements.
NOTE 10. RELATED PARTY TRANSACTIONS
According to statements on form Schedule 13D filed with the SEC by ESL, ESL beneficially owned significant portions of both the Company's and Sears Holdings Corporation's outstanding shares of common stock. Therefore, Sears Holdings Corporation, the Company's former parent company, is considered a related party.
In connection with and subsequent to the Separation, the Company entered into various agreements with Sears Holdings which, among other things, (i) govern specified aspects of the Company's relationship following the Separation, especially with regards to the Lands’ End Shops at Sears, and (ii) establish terms pursuant to which subsidiaries of Sears Holdings Corporation are providing services to us.
See further descriptions of the transactions in the Company's 2015 Annual Report on Form 10-K and proxy statement filed with the SEC on April 1, 2016 . The components of the transactions between the Company and Sears Holdings, which exclude pass-through payments to third parties, are as follows:

Lands’ End Shops at Sears
Related party costs charged by Sears Holdings to the Company related to Lands’ End Shops at Sears are as follows:

	13 Weeks Ended		39 Weeks Ended
(in thousands, except for number of stores)	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
Rent, CAM and occupancy costs	$6,165	$6,167	$18,707	$19,049
Retail services, store labor	6,004	6,774	18,034	20,051
Financial services and payment processing	573	627	1,963	1,876
Supply chain costs	183	219	735	768
Total expenses	$12,925	$13,787	$39,439	$41,744
Number of Lands’ End Shops at Sears at period end	219	227	219	227
General Corporate Services
Related party costs charged by Sears Holdings to the Company for general corporate services are as follows:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
Sourcing	$4,941	$3,632	$7,979	$7,670
Shop Your Way	596	751	1,670	2,007
Shared services	48	111	143	393
Total expenses	$5,585	$4,494	$9,792	$10,070
Sourcing
The Company contracts with a subsidiary of Sears Holdings to provide agreed upon buying agency services, on a non-exclusive basis, in foreign territories from where the Company purchases merchandise. These services, primarily based upon quantities purchased, include quality-control functions, regulatory compliance, product claims management and new vendor selection and setup assistance. During Second Quarter 2016 the Company entered into a new buying agency services agreement with a subsidiary of Sears Holding and terminated the agreement that was entered into at the time of the Separation. The new agreement provides for a higher commission rate and a higher annual commission minimum, as well as enhanced sourcing services, including for product development, costing analyses, vendor communications, vendor strategy and quality assurance. Certain of these amounts are capitalized into inventory and are expensed through cost of goods sold over the course of inventory turns and included in Cost of sales in the Condensed Consolidated Statements of Comprehensive Operations.

Use of Intellectual Property or Services
Related party revenue and costs charged by the Company to and from Sears Holdings for the use of intellectual property or services is as follows:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
Call center services	$492	$674	$1,459	$1,343
Lands' End business outfitters revenue	333	323	1,307	1,043
Credit card revenue	265	300	776	868
Royalty income	56	60	182	183
Gift card (expense)	(7)	(5)	(20)	(16)
Total income	$1,139	$1,352	$3,704	$3,421
Call Center Services
The Company has entered into a contract with Sears Holdings Management Corporation, a subsidiary of Sears Holdings Corporation, to provide call center services in support of Sears Holdings’ SYW. This income is net of agreed upon costs directly attributable to the Company providing these services. The income is included in Net revenue and costs are included in Selling and administrative expenses in the Condensed Consolidated Statements of Operations. Total call center service income included in Net revenue was $2.0 million, $2.2 million, $5.8 million and $5.3 million for the Third Quarter 2016, Third Quarter 2015, Year to Date 2016 and Year to Date 2015, respectively.
Additional Balance Sheet Information
At October 28, 2016, October 30, 2015 and January 29, 2016 the Company included $4.6 million, $5.1 million and $3.9 million in Accounts receivable, net, respectively, and $3.8 million, $9.4 million and $2.7 million in Accounts payable, respectively, in the Condensed Consolidated Balance Sheets to reflect amounts due from and owed to Sears Holdings.
At October 28, 2016, October 30, 2015 and January 29, 2016 a $14.4 million, $13.5 million and $13.7 million receivable, respectively, was recorded by the Company in Other assets in the Condensed Consolidated Balance Sheets to reflect the indemnification by Sears Holdings Corporation of the pre-Separation UTBs (including penalties and interest) for which Sears Holdings Corporation is responsible under the Tax Sharing Agreement.
NOTE 11. SEGMENT REPORTING
The Company is a leading multi-channel retailer of clothing, accessories and footwear, as well as home products, and has two reportable segments: Direct and Retail. Both segments sell similar products and provide services. Product revenues are divided by product categories: Apparel and Non-apparel. The Non-apparel revenues include accessories, footwear, and home goods. Services and other revenue includes embroidery, monogramming, gift wrapping, shipping and other services. Net revenue is aggregated by product category in the following table:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
Net revenue:
Apparel	$252,082	$272,228	$725,062	$783,841
Non-apparel	37,854	40,708	95,021	106,536
Service and other	21,540	21,498	56,836	55,858
Total net revenue	$311,476	$334,434	$876,919	$946,235
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

Financial information by segment is presented in the following tables.
SUMMARY OF SEGMENT DATA

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
Net revenue:
Direct	$272,080	$287,778	$750,660	805,886
Retail	39,340	46,597	126,077	140,166
Corporate / other	56	59	182	183
Total net revenue	$311,476	$334,434	$876,919	$946,235

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
Adjusted EBITDA:
Direct	$13,904	$36,951	$41,516	$85,316
Retail	(3,583)	(1,714)	(7,063)	(907)
Corporate / other	(9,035)	(8,689)	(25,271)	(25,191)
Total adjusted EBITDA	$1,286	$26,548	$9,182	$59,218

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
Depreciation and amortization:
Direct	$4,027	$3,385	$11,097	$10,280
Retail	408	510	1,233	1,506
Corporate / other	360	365	1,089	1,088
Total depreciation and amortization	$4,795	$4,260	$13,419	$12,874

(in thousands)	October 28, 2016	October 30, 2015	January 29, 2016
Total Assets:
Direct	$1,073,975	$1,166,991	$953,502
Retail	78,373	79,492	69,321
Corporate / other	160,830	135,536	258,703
Total assets	$1,313,178	$1,382,019	$1,281,526

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
Capital expenditures:
Direct	$8,041	$4,415	$25,804	$17,717
Retail	25	95	279	148
Corporate / other	—	87	—	252
Total capital expenditures	$8,066	$4,597	$26,083	$18,117
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. See “Cautionary Statements Concerning Forward-Looking Statements” below and "Item 1A. Risk Factors" in our Annual Report filed on Form 10-K for the year ended January 29, 2016, for a discussion of the uncertainties, risks and assumptions associated with these statements.

As used in this Quarterly Report on Form 10-Q, references to the “Company”, “Lands' End”, “we”, “us”, “our” and similar terms refer to Lands' End, Inc. and its subsidiaries. Our fiscal year ends on the Friday preceding the Saturday closest to January 31. Other terms that are commonly used in this Quarterly Report on Form 10-Q are defined as follows:
•ABL Facility - Asset-based senior secured credit agreements, dated as of April 4, 2014, with Bank of America, N.A and certain other lenders
•Debt Facilities - Collectively, the ABL Facility and the Term Loan Facility
•ERP - Enterprise resource planning software solutions
•ESL - ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert
•Fiscal 2016 - the fifty-two weeks ending January 27, 2017
•Fiscal 2015 - the fifty-two weeks ended January 29, 2016
•Fiscal November 2016 - the four week fiscal month ending November 25, 2016
•Fourth Quarter 2015 - The thirteen weeks ended January 29, 2016
•GAAP - Accounting principles generally accepted in the United States
•Same Store Sales - Net sales, from stores that have been open for at least 12 full months where selling square footage has not changed by 15% or more within the past fiscal year
•Sears Holdings or Sears Holdings Corporation - Sears Holdings Corporation, a Delaware Corporation, and its consolidated subsidiaries (other than, for all periods following the Separation, Lands' End)
•Sears Roebuck - Sears, Roebuck and Co., a subsidiary of Sears Holdings Corporation
•SEC - United States Securities and Exchange Commission
•Second Quarter 2016 - The thirteen weeks ended July 29, 2016
•Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders
•Term Loan Facility - Term loan credit agreements, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders
•Third Quarter 2016 - the thirteen weeks ended October 28, 2016
•Third Quarter 2015 - the thirteen weeks ended October 30, 2015
•UK Borrower - A United Kingdom subsidiary borrower of Lands’ End under the ABL Facility
•Year to Date 2016 - the thirty-nine weeks ended October 28, 2016
•Year to Date 2015 - the thirty-nine weeks ended October 30, 2015

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

•
Discussion and analysis. This section highlights items affecting the comparability of our financial results and provides an analysis of our segment results of operations for the 2016 and 2015 third fiscal quarter and fiscal year to date periods.

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
The success of our Retail segment depends on the performance of the Lands’ End Shops at Sears. Under the terms of the master lease agreement and master sublease agreement pursuant to which Sears Roebuck leases or subleases to us the premises for the Lands’ End Shops at Sears, Sears Roebuck has certain rights to (1) relocate our leased premises within the building in which such premises are located, subject to certain limitations, including our right to terminate the applicable lease if we are not satisfied with the new premises, and (2) terminate without liability the lease with respect to a particular

Lands’ End Shop if the overall Sears store in which such Lands’ End Shop is located is closed or sold. Sears Holdings announced that it intends to continue to right-size, redeploy and highlight the value of its assets, including its real estate portfolio, in its transition from an asset-intensive, store-focused retailer and that it has entered into lease agreements with third party retailers for stand-alone stores. On July 7, 2015, Sears Holdings completed a rights offering and sale-leaseback transaction (the “Seritage transaction”) with Seritage Growth Properties (“Seritage”), an independent publicly traded real estate investment trust. Sears Holdings disclosed that as part of the Seritage transaction, it sold 235 properties to Seritage (the “REIT properties”) along with Sears Holdings’ 50% interest in each of three real estate joint ventures (collectively, the “JVs”). Sears Holdings also disclosed that it contributed 31 properties to the JVs (the “JV properties”). As of October 28, 2016, 55 of the REIT properties contained a Lands’ End Shop and 15 of the JV properties contained a Lands’ End Shop, the leases with respect to which Sears Roebuck retained for its own account. Sears Holdings disclosed that Seritage and the JVs have a recapture right with respect to approximately 50% of the space within the stores at the REIT properties and JV properties (subject to certain exceptions), and with respect to eight of the stores that contain a Lands’ End Shop, Seritage has the additional right to recapture 100% of the space within the Sears Roebuck store. If Sears Roebuck continues to dispose of retail stores that contain Lands’ End Shops, and/or offer us relocation alternatives for Lands’ End Shops that are less attractive than the current premises, our business and results of operations could be adversely affected. On October 28, 2016 the Company operated 219 Lands’ End Shops at Sears, compared with 227 Lands’ End Shops at Sears on October 30, 2015.
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
Results of Operations
The following table sets forth, for the periods indicated, selected income statement data:

	13 Weeks Ended
	October 28, 2016		October 30, 2015
(in thousands)	$’s	% of Net revenue	$’s	% of Net revenue
Net revenue	$311,476	100.0%	$334,434	100.0%
Cost of sales (excluding depreciation and amortization)	177,825	57.1%	172,019	51.4%
Gross profit	133,651	42.9%	162,415	48.6%
Selling and administrative	132,365	42.5%	135,867	40.6%
Depreciation and amortization	4,795	1.5%	4,260	1.3%
Other operating (income), net	(86)	—%	(1,009)	(0.3)%
Operating (loss) income	(3,423)	(1.1)%	23,297	7.0%
Interest expense	6,149	2.0%	6,204	1.9%
Other (income) expense, net	(432)	(0.1)%	796	0.2%
(Loss) income before income taxes	(9,140)	(2.9)%	16,297	4.9%
Income tax (benefit) expense	(1,918)	(0.6)%	5,572	1.7%
NET (LOSS) INCOME	$(7,222)	(2.3)%	$10,725	3.2%

	39 Weeks Ended
	October 28, 2016		October 30, 2015
(in thousands)	$’s	% of Net revenue	$’s	% of Net revenue
Net revenue	$876,919	100.0%	$946,235	100.0%
Cost of sales (excluding depreciation and amortization)	477,446	54.4%	492,756	52.1%
Gross profit	399,473	45.6%	453,479	47.9%
Selling and administrative	390,291	44.5%	394,261	41.7%
Depreciation and amortization	13,419	1.5%	12,874	1.4%
Other operating (income), net	(40)	—%	(3,366)	(0.4)%
Operating (loss) income	(4,197)	(0.5)%	49,710	5.3%
Interest expense	18,493	2.1%	18,615	2.0%
Other (income) expense, net	(1,413)	(0.2)%	(210)	—%
(Loss) income before income taxes	(21,277)	(2.4)%	31,305	3.3%
Income tax (benefit) expense	(6,316)	(0.7)%	11,395	1.2%
NET (LOSS) INCOME	$(14,961)	(1.7)%	$19,910	2.1%
Depreciation and amortization is not included in our cost of sales because we are a reseller of inventory and do not believe that including depreciation and amortization is meaningful. As a result, our gross margins may not be comparable to other entities that include depreciation and amortization related to the sale of their product in their gross margin measure.
Net (Loss) Income and Adjusted EBITDA
We recorded a Net loss of $7.2 million in the Third Quarter 2016 compared to a Net income of $10.7 million in the Third Quarter 2015. In addition to our Net (loss) income determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted EBITDA measurement. Adjusted EBITDA is computed as Net (loss) income appearing on the Condensed Consolidated Statements of Operations net of Income tax (benefit) expense, Other income, net, Interest expense, Depreciation and amortization, and certain significant items set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our businesses, as well as executive compensation metrics, for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.
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

◦	We excluded a benefit related to the reversal of a portion of the product recall accrual recognized in Fiscal 2014 as this was an unusual event that affects the comparability of our financial results.

◦	We excluded the gain or loss on disposal of property and equipment as management considers the gains or losses on disposal of assets to result from investing decisions rather than ongoing operations.

	13 Weeks Ended
	October 28, 2016		October 30, 2015
(in thousands)	$’s	% of Net revenue	$’s	% of Net revenue
Net (loss) income	$(7,222)	(2.3)%	$10,725	3.2%
Income tax (benefit) expense	(1,918)	(0.6)%	5,572	1.7%
Other (income) expense, net	(432)	(0.1)%	796	0.2%
Interest expense	6,149	2.0%	6,204	1.9%
Operating (loss) income	(3,423)	(1.1)%	23,297	7.0%
Depreciation and amortization	4,795	1.5%	4,260	1.3%
Product recall	(212)	(0.1)%	(1,007)	(0.3)%
Loss (gain) on disposal of property and equipment	126	—%	(2)	—%
Adjusted EBITDA	$1,286	0.4%	$26,548	7.9%

	39 Weeks Ended
	October 28, 2016		October 30, 2015
(in thousands)	$’s	% of Net revenue	$’s	% of Net revenue
Net (loss) income	$(14,961)	(1.7)%	$19,910	2.1%
Income tax (benefit) expense	(6,316)	(0.7)%	11,395	1.2%
Other (income) expense, net	(1,413)	(0.2)%	(210)	—%
Interest expense	18,493	2.1%	18,615	2.0%
Operating (loss) income	(4,197)	(0.5)%	49,710	5.3%
Depreciation and amortization	13,419	1.5%	12,874	1.4%
Product recall	(212)	—%	(3,371)	(0.4)%
Loss on disposal of property and equipment	172	—%	5	—%
Adjusted EBITDA	$9,182	1.0%	$59,218	6.3%
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
Discussion and Analysis
Third Quarter 2016 compared with the Third Quarter 2015
Net Revenue
Net revenue for the Third Quarter 2016 was $311.5 million, compared with $334.4 million in the comparable period of the prior year, a decrease of $23.0 million or 6.9%. The decrease was comprised of a decrease in our Direct segment of $15.7 million and a decrease in our Retail segment of $7.3 million.
Net revenue in our Direct segment was $272.1 million for the Third Quarter 2016, a decrease of $15.7 million, or 5.5% from the comparable period of the prior year. The decrease in the Direct segment was a continuation of the difficult retail environment which led us to broaden our promotional activity with deeper discounting. The Direct segment did, however, experience an incremental improvement from Second Quarter 2016 as the Company increased catalog circulation and improved catalog presentation. During the quarter our uniform business out performed the rest of the Direct segment.
Net revenue in our Retail segment was $39.3 million for the Third Quarter 2016, a decrease of $7.3 million, or 15.6% from the comparable period of the prior year. The decrease was driven by a 14.3% decrease in Same Store Sales, and a decrease in the number of Lands’ End Shops at Sears. The Same Store Sales decrease was attributable to the same competitive marketplace as in our Direct segment as well as declining traffic at our Lands' End Shops at Sears. On October 28, 2016, the Company operated 219 Lands’ End Shops at Sears, 14 global Lands’ End Inlet stores and no international shop-in-shops compared with 227 Lands’ End Shops at Sears, 14 global Lands’ End Inlet stores and five international shop-in-shops on October 30, 2015.
Gross Profit
Total gross profit decreased $28.8 million to $133.7 million and gross margin decreased approximately 570 basis points to 42.9% of total Net revenue in the Third Quarter 2016, compared with $162.4 million, or 48.6% of total Net revenue, in the Third Quarter 2015. The gross profit decrease was comprised of a decrease in our Direct segment of $25.2 million and a decrease in our Retail segment of $3.6 million.
Gross profit in the Direct segment was $116.7 million compared with $141.9 million for the Third Quarter 2016 and Third Quarter 2015, respectively. Gross margin in the Direct segment decreased approximately 640 basis points to 42.9% in the Third Quarter 2016 versus 49.3% in the comparable prior year period. The decrease in Gross margin during the third quarter was primarily attributable to increased promotional activity in the highly competitive retail environment. Additionally, approximately 160 basis points of the decrease resulted from a $4.4 million write down of under performing Canvas by Lands' End inventory.
Retail segment gross profit decreased $3.6 million to $16.9 million in the Third Quarter 2016 from $20.5 million in the Third Quarter 2015. Retail segment gross margin decreased to 42.9% for the Third Quarter 2016 compared to 44.0% for the Third Quarter 2015 driven by increased promotional activity to remain competitive in current retail environment.
Selling and Administrative Expenses
Selling and administrative expenses were $132.4 million, or 42.5% of total Net revenue compared with $135.9 million or 40.6% of total Net revenue in the Third Quarter 2016 and Third Quarter 2015, respectively. During the quarter we incurred $1.2 million of expenses associated with the departure of the Company's former Chief Executive Officer.
The decrease in Selling and administrative expenses was primarily due to a decrease of $2.1 million in the Direct segment, a decrease of $1.7 million in the Retail segment and an increase of $0.3 million in the Corporate segment.
The Direct segment Selling and administrative expenses were $102.8 million compared with $104.9 million for the Third Quarter 2016 and Third Quarter 2015, respectively. The $2.1 million or 2.0% decrease, was primarily attributable to a property tax recovery related to our claims and ongoing litigation against the City of Dodgeville and lower variable costs resulting from lower revenue.
The Retail segment Selling and administrative expenses were $20.5 million compared with $22.2 million for the Third Quarter 2016 and Third Quarter 2015, respectively. The $1.7 million or 8.0% decrease was primarily attributable to a decrease in marketing investments and personnel costs.
Corporate / other Selling and administrative expenses increased to $9.1 million in the Third Quarter 2016 compared to $8.8 million in the Third Quarter 2015 due to increased severance expenses resulting from the CEO transition, partially offset by a decrease in other personnel costs.
Depreciation and Amortization
Depreciation and amortization expense was $4.8 million in the Third Quarter 2016, an increase of $0.5 million or 12.6%, compared with $4.3 million in Third Quarter 2015, primarily attributable to an increase in depreciation associated with acquired information technology assets.

Other Operating (Income), Net
The decrease in Other operating income, net was attributable to the Third Quarter 2015 reversal of approximately $1.0 million of the product recall accrual that was recorded in Fourth Quarter 2014.
Operating (Loss) Income
Operating (loss) income decreased to a $3.4 million loss in the Third Quarter 2016 from $23.3 million of income in Third Quarter 2015 primarily due to lower revenues and lower gross margin discussed above.
Interest Expense
Interest expense was essentially unchanged at $6.1 million in the Third Quarter 2016 compared to $6.2 million in the Third Quarter 2015.
Other (Income) / Expense, Net
Other (Income) / Expense, Net in the Third Quarter 2015 includes a charge of $1.2 million from the reduction to a tax receivable from our former parent as a result of favorable tax settlements in certain tax jurisdictions.
Income Tax (Benefit) Expense
Income tax benefit was $1.9 million for the Third Quarter 2016 compared with income tax expense of $5.6 million in the Third Quarter 2015. The decrease was primarily attributable to a Net loss in comparison to Net income in the prior year. The effective tax rate was 21.0% in the Third Quarter 2016 compared with 34.2% in the Third Quarter 2015. The change is primarily attributable to the effects of credits and other permanent differences for the Company.
Net (Loss) Income
As a result of the above factors, Net loss was $7.2 million and diluted loss per share was $0.23 in the Third Quarter 2016 compared with Net income of $10.7 million and diluted earnings per share of $0.33 in the Third Quarter 2015. Net loss for the Third Quarter 2016 includes the aforementioned $4.4 million inventory write-down ($3.0 million net of tax), as well as $1.2 million in one-time personnel costs net of reversals ($0.8 million net of tax), primarily related to the departure of the Company's former Chief Executive Officer.
Adjusted EBITDA
As a result of the above factors, Adjusted EBITDA decreased to $1.3 million in the Third Quarter 2016 from $26.5 million in the Third Quarter 2015.
Year to Date 2016 compared with the Year to Date 2015
Net Revenue
Net revenue for the Year to Date 2016 was $876.9 million, compared with $946.2 million in the comparable period of the prior year, a decrease of $69.3 million or 7.3%. The decrease was comprised of a decrease in our Direct segment of $55.2 million and a decrease in our Retail segment of $14.1 million.
Net revenue in our Direct segment was $750.7 million for the Year to Date 2016, a decrease of $55.2 million, or 6.9% from the comparable period of the prior year. The decrease was attributable to declines in all of our markets, though primarily concentrated in our U.S. consumer business. We realized declining performance in most of our major product categories, as the highly competitive and promotional retail environment negatively impacted our ability to generate traffic to our U.S. consumer websites.
Net revenue in our Retail segment was $126.1 million for the Year to Date 2016, a decrease of $14.1 million, or 10.1% from the comparable period of the prior year. The decrease was driven by a 7.9% decrease in Same Store Sales, and a decrease in the number of Lands’ End Shops at Sears. The Same Store Sales decrease was attributable to the same competitive marketplace as in our Direct segment as well as declining traffic at our Lands' End Shops at Sears. On October 28, 2016, the

Company operated 219 Lands’ End Shops at Sears, 14 global Lands’ End Inlet stores and no international shop-in-shops compared with 227 Lands’ End Shops at Sears, 14 global Lands’ End Inlet stores and five international shop-in-shops on October 30, 2015.
Gross Profit
Total gross profit decreased $54.0 million to $399.5 million and gross margin decreased approximately 230 basis points to 45.6% of total Net revenue, compared with $453.5 million, or 47.9% of total Net revenue, for the Year to Date 2016 and Year to Date 2015, respectively.
Gross profit in the Direct segment was $346.0 million compared with $390.5 million for the Year to Date 2016 and Year to Date 2015, respectively. The decrease in Gross profit is largely attributable to lower revenue. Gross margin in the Direct segment decreased approximately 240 basis points to 46.1% in the Year to Date 2016 versus 48.5% in the comparable prior year period, primarily attributable to a highly competitive retail environment resulting in increased promotional activity and deeper product discounts. Additionally, approximately 60 basis points of the decrease resulted from a $4.4 million write down of under performing Canvas by Lands' End inventory.
Retail segment gross profit decreased $9.5 million to $53.3 million in the Year to Date 2016 from $62.8 million in the Year to Date 2015. Retail segment gross margin decreased approximately 260 basis points to 42.2% compared with 44.8% for the Year to Date 2016 and Year to Date 2015, respectively, driven by the same factors which impacted our Direct segment.
Selling and Administrative Expenses
Selling and administrative expenses were $390.3 million, or 44.5% of total Net revenue compared with $394.3 million or 41.7% of total Net revenue in the Year to Date 2016 and Year to Date 2015, respectively. The $4.0 million decrease was attributable to a $0.7 million decrease in the Direct segment, a $3.4 million decrease in the Retail segment, and the Corporate segment was essentially flat.
The Direct segment Selling and administrative expenses were $304.5 million compared with $305.2 million for the Year to Date 2016 and Year to Date 2015, respectively. The $0.7 million or 0.2% decrease was primarily attributable to property tax recoveries related to our claims and ongoing litigation against the City of Dodgeville, partially offset by increased marketing investments.
The Retail segment Selling and administrative expenses were $60.3 million compared with $63.7 million for the Year to Date 2016 and Year to Date 2015, respectively. The $3.4 million or 5.3% decrease was primarily attributable to a decrease in personnel expenses, and expenses related to closed stores.
Corporate / other Selling and administrative expenses were $25.5 million compared with $25.4 million for the Year to Date 2016 and Year to Date 2015, respectively.
Depreciation and Amortization
Depreciation and amortization expense increased to $13.4 million in the Year to Date 2016 compared to $12.9 million in the Year to Date 2015, primarily attributable to an increase in depreciation associated with acquired information technology assets.
Other Operating (Income), Net
The decrease in Other Operating (Income), Net was attributable to the Third Quarter 2015 reversal of approximately $3.4 million of the product recall accrual that was recorded in Fourth Quarter 2014.
Operating (Loss) Income
Operating (loss) income decreased to a $4.2 million Operating loss in Year to Date 2016 from Operating income of $49.7 million in Year to Date 2015 primarily due to lower revenues and lower gross margin discussed above.

Interest Expense
Interest expense is essentially unchanged at $18.5 million in the Year to Date 2016 compared with $18.6 million in the Year to Date 2015.
Other (Income) / Expense, Net
Other (Income) / Expense, Net in the Year to Date 2015 includes a charge of $1.2 million from the reduction to a tax receivable from our former parent as a result of favorable tax settlements in certain tax jurisdictions.
Income Tax (Benefit) Expense
Income tax benefit was $6.3 million for the Year to Date 2016 compared with an Income tax expense of $11.4 million in the Year to Date 2015. The change was primarily attributable to an operating loss in the Year to Date 2016 compared to operating income in the Year to Date 2015. The effective tax rate was 29.7% in the Year to Date 2016 compared with 36.4% in the Year to Date 2015. The change is primarily attributable to the effects of credits and other permanent differences for the Company.
Net (Loss) Income
As a result of the above factors, Net loss was $15.0 million and diluted loss per share was $0.47 in the Year to Date 2016 compared with Net income of $19.9 million and diluted earnings per share of $0.62 in the Year to Date 2015. Net loss for the Year to Date 2016 includes the aforementioned $4.4 million inventory write-down ($3.0 million net of tax), as well as $1.2 million in one-time personnel costs net of reversals ($0.8 million net of tax), primarily related to the departure of the Company's former Chief Executive Officer. Year to Date 2015 contained a product recall adjustment that favorably impacted Net income by $2.1 million (after tax).
Adjusted EBITDA
As a result of the above factors, Adjusted EBITDA decreased 84.5% to $9.2 million in the Year to Date 2016 from $59.2 million in the Year to Date 2015.

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
Description of Material Indebtedness
Debt Arrangements
Lands’ End entered into the ABL Facility, which provides for maximum borrowings of $175.0 million for Lands’ End, subject to a borrowing base, with a $30.0 million sub facility for the UK Borrower. The ABL Facility has a sub-limit of $70.0 million for domestic letters of credit and a sub-limit of $15.0 million for letters of credit for the UK Borrower. The ABL Facility is available for working capital and other general corporate purposes, and was undrawn at October 28, 2016 and October 30, 2015, other than for letters of credit. The Company had borrowing availability under the ABL Facility of $161.2 million as of October 28, 2016, net of outstanding letters of credit of $13.8 million.
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
Representations and Warranties; Covenants
Subject to specified exceptions, the Debt Facilities contain various representations and warranties and restrictive covenants that, among other things, restrict the ability of Lands’ End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the ABL Facility falls below the greater of 10% of the loan cap amount or $15 million, Lands’ End will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Debt Facilities do not otherwise contain financial maintenance covenants. The Company was in compliance with all financial covenants related to the Debt Facilities as of October 28, 2016.
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

Cash Flows from Operating Activities
Operating activities used net cash of $67.3 million and $94.8 million for the Year to Date 2016 and Year to Date 2015, respectively, primarily due to the combination of:

•	Lower inventories as the Company has worked diligently to manage inventory levels,

•	Higher accounts payable due to the timing of inventory receipts in the current quarter, and

•	Lower revenues, which drove a decrease in net (loss) income before non-cash items.
Cash Flows from Investing Activities
Net cash used in investing activities was $26.0 million and $18.1 million for the Year to Date 2016 and Year to Date 2015, respectively. Cash used in investing activities for both periods was primarily used for investments to update our information technology infrastructure and property and equipment.
For Fiscal 2016, we plan to invest a total of approximately $35.0 million to $40.0 million in capital expenditures for strategic investments and infrastructure, primarily associated with our ERP investment, other technology investments and general corporate needs.
Cash Flows from Financing Activities
Net cash used by financing activities was $3.9 million for both the Year to Date 2016 and Year to Date 2015, consisting of our quarterly payments for the Term Loan.

Contractual Obligations and Off-Balance-Sheet Arrangements
There have been no material changes to our contractual obligations and off-balance-sheet arrangements as discussed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2016.
Financial Instruments with Off-Balance-Sheet Risk
Lands’ End entered into the ABL Facility, which provides for maximum borrowings of $175.0 million for Lands’ End, subject to a borrowing base, with a $30.0 million sub facility for the UK Borrower. The ABL Facility has a sub-limit of $70.0 million for domestic letters of credit and a sub-limit of $15.0 million for letters of credit for the UK Borrower. The ABL Facility is available for working capital and other general corporate purposes, and was undrawn at October 28, 2016 and October 30, 2015, other than for letters of credit. The Company had borrowing availability under the ABL Facility of $161.2 million as of October 28, 2016, net of outstanding letters of credit of $13.8 million.
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

As a result of the Fiscal 2015 annual impairment assessment, the Company recorded a non-cash pretax intangible asset impairment charge of $98.3 million during Fiscal 2015 to reduce the carrying value of the trade name to the fair value. During Year to Date 2016, there were no events or changes in circumstances that indicated that the carrying value of Lands' End trade name is not recoverable. As such, an impairment assessment was not performed and there was no impairment charge related to the trade name in Year to Date 2016. If actual results are not consistent with our estimates and assumptions used in estimating revenue growth, future cash flows and asset fair values, we could incur further impairment charges for the intangible asset or goodwill, which could have an adverse effect on our results of operations. The annual test for impairment will be conducted as of the end of Fiscal November 2016.
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

The following additional factors, among others, could cause our actual results, performance, and achievements to differ from those described in the forward-looking statements: our ability to offer merchandise and services that customers want to purchase, including a product assortment with improved fit and quality; changes in customer preference from our branded merchandise; customers’ use of our digital platform, including customer acceptance of our efforts to enhance our e-commerce websites; customer response to direct mail catalogs and digital/social media marketing efforts; the success of our efforts to improve catalog quality and optimize catalog productivity; the success of our overall marketing strategies, some of which, if successful, may not produce positive results in the short term; the success of our efforts to optimize promotions to drive sales and maximize gross margin dollars; our maintenance of a robust customer list; our dependence on information technology and a failure of information technology systems, including with respect to our e-commerce operations, or an inability to upgrade or adapt our systems; the success of our ERP implementation; the success of our efforts to grow and expand into new markets and channels; fluctuations and increases in costs of raw materials; impairment of our relationships with our vendors; our failure to maintain the security of customer, employee or company information; our failure to compete effectively in the apparel industry; the performance of our “store within a store” business; if Sears Holdings sells or disposes of its retail stores, including pursuant to the recapture rights granted to Seritage Growth Properties, and other parties or if its retail business does not attract customers or does not adequately provide services to the Lands’ End Shops at Sears; legal, regulatory, economic and political risks associated with international trade and those markets in which we conduct business and source our merchandise; our failure to protect or preserve the image of our brands and our intellectual property rights; increases in postage, paper and printing costs; failure by third parties who provide us with services in connection with certain aspects of our business to perform their obligations; our failure to timely and effectively obtain shipments of products from our vendors and deliver merchandise to our customers; reliance on promotions and markdowns to encourage customer purchases; our failure to efficiently manage inventory levels; unseasonal or severe weather conditions; the seasonal nature of our business; the adverse effect on our reputation if our independent vendors do not use ethical business practices or comply with applicable laws and regulations; assessments for additional state taxes; our exposure to periodic litigation and other regulatory proceedings, including with respect to product liability claims; incurrence of charges due to impairment of goodwill, other intangible assets and long-lived assets; our failure to retain our executive management team and to attract qualified new personnel; the impact on our business of adverse worldwide economic and market conditions, including economic factors that negatively impact consumer spending on discretionary items; the inability of our past performance generally, as reflected on our historical financial statements, to be indicative of our future performance; the impact of increased costs due to a decrease in our purchasing power following our separation from Sears Holdings (“Separation”) and other losses of benefits associated with being a subsidiary of Sears Holdings; the failure of Sears Holdings or its subsidiaries to perform under various transaction agreements or our failure to have necessary systems and services in place when certain of the transaction agreements expire; our agreements related to the Separation and certain agreements related to our continuing relationship with Sears Holdings were negotiated while we were a subsidiary of Sears Holdings and we may have received better terms from an unaffiliated third party; potential indemnification liabilities to Sears Holdings pursuant to the separation and distribution agreement; our inability to engage in certain corporate transactions after the Separation; the ability of our principal shareholders to exert substantial influence over us; adverse effects of the Separation on our business; potential liabilities under fraudulent conveyance and transfer laws and legal capital requirements; declines in our stock price due to the eligibility of a number of our shares of common stock for future sale; our inability to pay dividends; stockholders’ percentage ownership in Lands’ End may be diluted in the future; and increases in our expenses and administrative burden in relation to being a public company, in particular to maintain compliance with certain provisions of the Sarbanes-Oxley Act of 2002; and other risks, uncertainties and factors discussed in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended January 29, 2016 and other filings with the SEC. We intend the forward-looking statements to speak only as of the time made and do not undertake to update or revise them as more information becomes available, except as required by law.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in currency rates. A significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of October 28, 2016, we had $21.5 million of cash denominated in foreign currencies, principally in British Pound Sterling, Euros and Yen. We do not enter into financial instruments for trading purposes or hedging and have not used any derivative financial instruments. We do not consider our foreign earnings to be permanently reinvested.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based on their evaluation for the period covered by this Quarterly Report on Form 10-Q, Lands’ End’s Co-Interim Chief Executive Officers and Executive Vice Presidents, one of which is also the Chief Financial Officer, Chief Operating Officer and Treasurer have concluded that, as of October 28, 2016, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the Company’s third fiscal quarter ended October 28, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended January 29, 2016, which was filed with the SEC on April 1, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the Third Quarter 2016 and Third Quarter 2015, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS
The following documents are filed as exhibits hereto:

3.1
Amended and Restated Certificate of Incorporation of Lands’ End, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Lands’ End, Inc. on March 20, 2014 (File No. 001-09769)).

3.2	Amended and Restated Bylaws of Lands’ End, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on April 8, 2014 (File No. 001-09769)).

10.1	Compensation Committee Resolutions dated September 23, 2016 regarding Co-Interim Chief Executive Officer Compensation.

10.2	Director Compensation Policy effective as of November 16, 2016.

31.1	Certification of Co-Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Co-Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Co-Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lands’ End, Inc.

By:	/s/ James F. Gooch
James F. Gooch
Co-Interim Chief Executive Officer and Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer (Co-Principal Executive Officer and Principal Financial Officer)

Dated: December 1, 2016