Form 10-K
period 2017-01-27
LANDS' END, INC.
filed 2017-03-31
CIK 799288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 27, 2017
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
Indicate by check mark whether the Registrant is a shell company.    YES  ☐    NO  ☒
The aggregate market value (based on the closing price of the Registrant's common stock quoted on the NASDAQ Stock Market) of the Registrant's common stock owned by non-affiliates, as of July 29, 2016, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $84.8 million.
As of March 31, 2017, the registrant had 32,029,359 shares of common stock, $0.01 par value, outstanding.

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
•ABL Facility - Asset-based senior secured credit agreements, dated as of April 4, 2014, with Bank of America, N.A and certain other lenders
•Debt Facilities - Collectively, the ABL Facility and the Term Loan Facility
•ERP - enterprise resource planning software solutions
•ESL - ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert
•Fiscal 2017 - The Company's next fiscal year representing the 53 weeks ending February 2, 2018
•Fiscal 2016 - The 52 weeks ended January 27, 2017
•Fiscal 2015 - The 52 weeks ended January 29, 2016
•Fiscal 2014 - The 52 weeks ended January 30, 2015
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
•UK Borrower - A United Kingdom subsidiary borrower of Lands’ End under the ABL Facility
Lands’ End is a leading multi-channel retailer of casual clothing, accessories and footwear, as well as home products. We offer products through catalogs, online at www.landsend.com and affiliated specialty and international websites, and through retail locations, primarily at Lands' End Shops at Sears and Lands' End stores. We are a classic American lifestyle brand with a passion for quality, legendary service and real value, and we seek to deliver timeless style for women, men, kids and the home. Lands’ End was founded in 1963 by Gary Comer and his partners in Chicago, Illinois, to sell sailboat hardware and equipment by catalog. While our product focus has shifted significantly over the years, we have continued to adhere to our founder’s motto as one of our guiding principles: “Take care of the customer, take care of the employee and the rest will take care of itself.”
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
Prior to the completion of the Separation, Sears Holdings transferred all the remaining assets and liabilities of Lands' End that were held by Sears Holdings to Lands' End or its subsidiaries. Lands' End also paid a dividend of $500.0 million to a subsidiary of Sears Holdings Corporation.

In Fiscal 2016, we generated revenue of approximately $1.34 billion. Our revenues are generated worldwide through an international, multi-channel network in the United States, United Kingdom, Germany and Japan that permits distribution to approximately 160 countries and territories. This network reinforces and supports sales across the multiple channels in which we do business. In Fiscal 2016 we shipped products to approximately 155 countries outside the United States, totaling approximately $192.2 million, or 14.4% of revenue. This compares to sales outside of the United States in Fiscal 2015 and Fiscal 2014 of $208.6 million and $246.1 million, or 14.7% and 15.8% of revenue, respectively.
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

(in thousands)	Fiscal 2016	% of Sales	Fiscal 2015	% of Sales	Fiscal 2014	% of Sales
Net revenue
Apparel	$1,086,439	81.3%	$1,156,047	81.4%	$1,248,847	80.3%
Non-apparel	168,945	12.6%	183,073	12.9%	220,385	14.2%
Services and other	80,376	6.0%	80,658	5.7%	86,121	5.5%
Total net revenue	$1,335,760	100.0%	$1,419,778	100.0%	$1,555,353	100.0%
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
The Retail segment sells products and services through dedicated Lands’ End Shops at Sears across the United States, the Company’s Lands’ End stores and international shop-in-shops. Operating costs consist primarily of labor and benefits costs; occupancy costs; distribution costs; and in-store marketing costs. Assets primarily include inventory in the retail stores, fixtures and leasehold improvements.
Net revenue is presented by segment in the following table:

(in thousands)	Fiscal 2016	% of Sales	Fiscal 2015	% of Sales	Fiscal 2014	% of Sales
Net revenue:
Direct	$1,149,149	86.0%	$1,214,993	85.6%	$1,320,642	84.9%
Retail	186,390	14.0%	204,566	14.4%	234,632	15.1%
Corporate/other	221	—%	219	—%	79	—%
Total Net revenue	$1,335,760	100.0%	$1,419,778	100.0%	$1,555,353	100.0%
Additionally, selected financial data for our segments is presented in Note 12, Segment Reporting, to our Consolidated and Combined Financial Statements included in Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.

Strategy
Lands’ End remains committed to our brand strategy which is grounded in bringing the quality, value and service that we are known for, to a broader customer base that has a passion for living a life, doing what matters most to them. We remain focused on delivering uncompromising customer service and stand by our return policy of Guaranteed. Period.®. We continue to focus on the following core strategies for the future of Lands’ End:

•
Product and Merchandising: creating a merchandise architecture to enhance our current offering and also appeal to a broader customer base with a focus on building product that appeals to our core customer base, but is also innovative and exciting. Building on the strength of our high-margin categories we will develop product extensions that are natural to our heritage and are strategically valuable for the acquisition of new customers.

•
Brand and Marketing: while maintaining a consistent overall spend amount, we will be more efficient, focusing primarily on working medias, while also enabling us to test initiatives that we believe may yield benefits over the long term to identify creative ways of engaging customers in order to expand our customer base and influence credibility and relevance, without negatively impacting the experience of our current loyal customers.

•
Operations and Technology: improved web technology to support higher conversion rates and leveraging information technology as an innovation enabler to establish strong operations and increase productivity within each department while maintaining our high standards of quality, value and service.

•
Distribution: adapting and creating distribution strategies to achieve an optimal blend of retail, online and other channels. Prepared to capitalize on market opportunities and grow top-line and profitability across channels.

•	Talent: continue investment in human capital management to achieve a first class organization that is poised to drive growth.
Key Capabilities
Lands’ End was founded on certain principles of doing business that are embodied in our promise to deliver great quality, exceptional value and uncompromising service to our customers. These core principles of quality, value and service are the foundation of the competitive advantages that we believe distinguish us from our competitors, including:
Customer base. We believe that a principal factor in our success to date has been the development of our list of existing and prospective households, many of whom were identified by their responses to our marketing. We routinely update and refine our customer list prior to individual catalog and email mailings and monitor customer interest in our offerings as reflected by criteria such as the timing and frequency of purchases and the dollar amount of and types of products purchased. We believe that our customer base consists primarily of affluent, college-educated, professional and style-conscious women and men. In Fiscal 2016, our customers had average annual household income of $107,000 and the average age of our customer is 56, according to an analysis of our customer file with data provided by our third-party consumer information provider using its proprietary demographic, behavioral, lifestyle, financial and home attribute databases.
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

Customer service. We are committed to building on Lands’ End’s legacy of strong customer service. We believe that we have a strong track record of improving the customer service experience through innovation. Today, Lands’ End is focused on making the shopping experience as easy and personalized as possible, regardless of whether our customers shop online, by phone or in one of our Lands’ End Shops at Sears. Our operations, including prompt order fulfillment, responsiveness to our customers’ requests and our return policy of Guaranteed. Period.®, have contributed to our award-winning customer service, which we believe is one of our core strengths and a key point of differentiation from our competitors. Due to our commitment to excellent customer service, we have received many accolades over the years and most recently, received the following:

•	Lands’ End Earns StellaService’s Elite Award for Phone, Email & Chat, which is awarded to retailers who provide the very best in customer care, Source: StellaService (May 10, 2016)

•	Lands’ End Named Customer Service Champion, Source: Prosper Insights & Analytics. Featured on Forbes.com (March 29, 2016)
In addition, Lands’ End introduced Text Messaging for Customer Service in 2016 - among the first in the apparel retail industry to do so.
E-commerce. As one of the first apparel retailers to establish an online e-commerce presence, we are a leading digital brand in the apparel industry. One of our strategic goals is to broaden our customer base by creating engaging shopping experiences through our e-commerce platforms. To this end, we launched a significantly improved and redesigned landsend.com website. Highlights of our new website include:

•	Streamlined checkout, optimized for mobile and tablet shoppers to capture an increasing share of sales as customer migrate to mobile devices.

•	Convenient payment types including Visa Pay to simplify checkout, especially from mobile devices.

•	Improved search, navigation and our recommendation engine that provide great solutions for customers to quickly find products that best fulfill their product and style preferences.

•	New enhanced digital E- catalogs, which allow prospective and existing customers to view, engage and shop our products in a new and innovative way. Our new E-catalog can be viewed at www.landsend.com.
Marketing and Brand
We believe that our most important asset is our brand. Lands’ End is a well-recognized brand with a deeply rooted tradition of offering excellent quality, value and service along with the Lands’ End guarantee, and we seek to reflect that tradition in all of our merchandise. Any item associated with our name falls under our return policy of Guaranteed. Period®. We believe that this commitment has generated our large and loyal customer base for over fifty years. We invest significantly in brand development through our focus on providing excellent customer service and our emphasis on digital transformation and innovative product development.
We attempt to build on our brand recognition through multi-channel marketing campaigns including an e-commerce website, www.landsend.com, catalog distribution, digital marketing, social media, experiential and national print advertising. Creative designs for these marketing platforms are primarily developed in-house by our talented creative team. We strive to be more efficient in our overall spend, enabling us to invest in initiatives that we believe will yield benefits over the longer-term. The majority of our marketing spend will be allocated to our catalog and digital marketing, where we can generate near term return on investment. We are also investing in branding initiatives designed to communicate the enhancements we are making to our product offering and to broaden the Lands’ End image, while not stepping away from our core DNA. We will also continue to deliver the Lands’ End value proposition with strategically planned promotions throughout the year.
Suppliers
Our apparel and non-apparel products are produced globally by independent manufacturers who are selected, monitored and coordinated by the Lands’ End Global Sourcing team based in Dodgeville, Wisconsin, a Hong Kong domiciled subsidiary of Sears Holdings and other third party buying agents. Our products are manufactured in approximately 20 to 30 countries and substantially all are imported from Asia and South America, depending on the nature of the product mix. Our top 10 vendors accounted for approximately 40% of our merchandise purchases in Fiscal 2016. In Fiscal 2016, we worked with approximately 200 vendors that manufactured substantially all of our product receipts. We generally do not enter into long-term merchandise supply contracts. We continue to take advantage of opportunities to more efficiently source our products worldwide, consistent with our high standards of quality and value. Significant areas of non-product spend include transportation, information systems, marketing, packaging and catalog paper and print.
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
We own and operate a distribution center in the United Kingdom based in Oakham, a community north of London. Order fulfillment and specialty services for our European businesses are performed at this facility, which originally opened in 1998 and totals approximately 175,000 square feet. We also lease a 55,580 square foot distribution center in Fujieda, Japan.
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
We have a dedicated information technology team that provides strategic direction, application development, infrastructure services and systems support for the functions and processes of our business. The information technology team contracts with third-party consulting firms to provide cost-effective staff augmentation services and partners with leading hardware, software and cloud-based technology firms to provide the infrastructure necessary to run and operate our systems. Our core software applications are comprised of a combination of internally developed and packaged third-party systems. The e-commerce solutions powering www.landsend.com, the Lands’ End Business Outfitters websites, and our international Lands’ End websites are operated out of our own internal data centers as well as through hosting relationships with third parties.
We are in the process of implementing new information technology systems as part of a multi-year plan to expand and upgrade our information technology platforms and infrastructure. In Fiscal 2017 we intend to continue to pursue additional strategic investments, including development of our ERP platform and digital capabilities including enhanced mobile experiences, personalization, data driven decision making and social media integration, and continued enhancements to the digital shopping experiences on our e-commerce platforms.
As described previously, we are implementing an ERP platform and other complementary information technology systems over the next several years to create efficiencies within our internal processes and reporting. Implementation of these solutions and systems is highly dependent on coordination of numerous software, hardware, cloud and system integration providers. See also Item 1A, Risk Factors, in this Annual Report on Form 10-K.

Sources and Availability of Raw Materials
We purchase, in the ordinary course of business, raw materials and supplies essential to our operations from numerous suppliers around the world, including in the United States. There have been no recent significant availability problems or supply shortages.
Competition
We operate primarily in the apparel industry. The apparel industry is highly competitive. We compete with a diverse group of direct-to-consumer companies and retailers, including national department store chains, men’s and women’s specialty apparel chains, outdoor specialty stores, apparel catalog businesses, sportswear marketers and online apparel businesses that sell similar lines of merchandise. We compete principally on the basis of merchandise value (quality and price), our established customer list and award-winning customer service, including reliable order fulfillment, our return policy and services and information provided at our user-friendly websites.
Seasonality
We experience seasonal fluctuations in our net revenue and operating results and historically have realized a significant portion of our net revenue and earnings for the year during our fourth fiscal quarter. We generated 34.4%, 33.4% and 32.4% of our net revenue in the fourth fiscal quarter of Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. Thus, lower than expected fourth quarter net revenue could have an adverse impact on our annual operating results.
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
Employees
We employ approximately 5,000 employees throughout our operations: approximately 4,200 employees in the United States and approximately 800 employees outside the United States. With the seasonal nature of the retail industry, over 2,000 flexible part-time employees join us each year to support our varying peak seasons, including the fourth quarter holiday shopping season. The non-peak workforce is comprised of approximately 18% salaried exempt employees, 41% regular hourly employees and 41% year-round flexible part-time employees.
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
Sustainability Initiatives
Lands’ End is working towards improving its sustainable footprint through key practices like waste reduction, purchasing recycled products and through corporate partnerships. Lands' End hopes to inspire customers and other corporations to increase sustainability awareness and initiatives.
We have a focus on raising awareness and educating associates on reducing our internal use of consumables and natural resources. In addition, we have a broad range of recycling and waste management initiatives at our corporate office and distribution centers to address our use of paper products, aluminum cans, glass, electronics and plastic as well as maintenance operations, disposal of non-recyclables with composting and water management. In 2016, we reused or recycled approximately 90% of waste generated at our corporate headquarters.
Additionally, we believe that we also demonstrate marketplace leadership by participating in industry educational workshops and initiatives. Lands’ End has formed strategic partnerships with organizations like the Sustainable Apparel Coalition, bluesign, National Forest Foundation, and the Clean Lakes Alliance. These partnerships, which respectively operate globally, nationally, and locally allow us to engage at a variety of levels.
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
According to statements on form Schedule 13D filed with the SEC by ESL, ESL beneficially owned significant portions of both the Company's and Sears Holdings Corporation's outstanding shares of common stock. Therefore Sears Holdings Corporation, the Company's former parent company, is considered a related party both prior to and subsequent to the Separation. Additionally, in Fiscal 2016, ESL purchased approximately $10.7 million of the Company's outstanding debt at a discount of approximately $2.7 million. Due to the related party relationship, this discount was considered a cancellation of debt under Section 108 of the Internal Revenue Code, triggering additional income tax payments due in the current period for the Company.
In its annual report on Form 10-K for the fiscal year ended January 28, 2017, Sears Holdings disclosed that its historical operating results indicate substantial doubt exists related to its ability to continue as a going concern. Sears Holdings also disclosed they believe that actions they have taken in the last 12 months and expected benefits from actions in 2017 are probable of occurring and mitigating the substantial doubt raised by their historical operating results and therefore will satisfy their liquidity needs for the 12 months from issuance of their financial statements.
In connection with and subsequent to the Separation, we entered into various agreements with Sears Holdings or its subsidiaries that govern our relationship with Sears Holdings with respect to the Lands' End Shops at Sears, various general corporate services, and other relationships. Accordingly, the terms of these agreements may be more or less favorable than those we could have negotiated with unaffiliated third parties. See Note 11, Related Party Agreements and Transactions.

Corporate Information
Our principal executive offices are located at 1 Lands’ End Lane, Dodgeville, Wisconsin 53595. Our telephone number is (608) 935-9341.
Available Information, Internet Address and Internet Access to Current and Periodic Reports and Other Information
Our website address is www.landsend.com. Information contained on our website is not incorporated by reference unless specifically stated herein. We file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments to those reports electronically with the SEC, and they are available on the SEC’s web site (www.sec.gov). In addition, all reports filed by Lands’ End with the SEC may be read and copied at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.
Our Corporate Governance Guidelines, the charters of the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee, Related Party Relationships Committee, the Technology Committee of the Board of Directors, our Code of Conduct, and our Board of Directors Code of Conduct are available at the "Investor Relations" link under “Corporate Governance” at www.landsend.com. References to www.landsend.com do not constitute incorporation by reference of the information at www.landsend.com, and the information at www.landsend.com is not part of this Annual Report on Form 10-K.
Executive Officers of the Registrant
The following table sets forth information regarding our executive officers, including their positions.

Name	Position	Age	Date First Became an Executive Officer
Jerome S. Griffith	Chief Executive Officer and President	59	2017
James F. Gooch	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer	49	2016
Joseph M. Boitano	Executive Vice President and Chief Merchandising and Design Officer	66	2015
Rebecca L. Gebhardt	Executive Vice President, Chief Marketing Officer	47	2016
Kelly Ritchie	Senior Vice President, Employee and Customer Services	53	1999
Dorian R. Williams	Senior Vice President, General Counsel and Corporate Secretary	57	2014

Jerome S. Griffith joined Lands’ End as Chief Executive Officer and President and as a member of the Board of Directors in March 2017. He served as the Chief Executive Officer, President and a member of the board of directors of Tumi Holdings, Inc. from April 2009 until its sale in August 2016 to Samsonite International S.A. From 2002 to February 2009, he was employed at Esprit Holdings Limited, a global fashion brand, where he was promoted to Chief Operating Officer and appointed to the board in 2004, then promoted to President of Esprit North and South America in 2006. From 1999 to 2002, he worked as an executive vice president at Tommy Hilfiger. From 1998 to 1999, he worked as the president of retail at the J. Peterman Company, a catalog-based apparel and retail company. From 1989 through 1998, he worked in various positions of increasing responsibility at Gap, Inc. He has served as a member of the board of Vince Holding Corp. since November 2013, Samsonite International S.A. since August 2016, and Parsons School of Design, which is part of the New School, since September 2013.
James F. Gooch joined the Company as Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer in January 2016. He also served as our Co-Interim Chief Executive Officer from September 2016 to March 2017. From March 2014 until December 2014, he served as Co-Chief Executive Officer and Chief Administrative Officer of DeMoulas Supermarkets, Inc. He served as President and Chief Executive Officer of RadioShack Corporation, an electronics retailer, from May 2011 to October 2012, as President and Chief Financial

Officer of RadioShack Corporation from January 2011 to May 2011, and as Chief Financial Officer of RadioShack Corporation from August 2006 to January 2011. Earlier in his career he was employed by Helene Curtis, The Quaker Oats Company, Kmart Corporation, and Sears Holdings. Mr. Gooch has served as a member of the board of directors of Sears Hometown and Outlet Stores, Inc. from March 2013.
Joseph M. Boitano joined the Company in June 2015 as Executive Vice President and Chief Merchandising and Design Officer. He also served as our Co-Interim Chief Executive Officer from September 2016 to March 2017. From 1999 until February 2014, he served in positions with increasing levels of responsibility with Saks Incorporated, a luxury retailer, most recently as Saks Fifth Avenue Group Senior Vice President and General Merchandise Manager, Women’s Ready to Wear and Children’s. Earlier in his career he was employed by Bergdorf Goodman and I. Magnin.
Rebecca L. Gebhardt has served as the Company’s Executive Vice President and Chief Marketing Officer since June 2016. She rejoined the Company in May 2014 as Senior Vice President and Chief Creative Officer. From 1995 to December 2007, she served the Company in positions with increasing levels of responsibility, most recently as Vice President of Creative. From January 2011 to May 2014, she served as Vice President, Global Creative Director for Crocs, Inc. From December 2007 to January 2011, Ms. Gebhardt served as Vice President, Creative, Public Relations and Online Experience for Bag Borrow or Steal, a luxury handbag rental service.
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
Our products and services must satisfy the desires of customers, whose preferences change over time. In order to be successful, we must identify, obtain supplies of, and offer customers attractive, innovative and high-quality merchandise on a continuous and timely basis. Failure to effectively gauge the direction of customer preferences, or convey a compelling brand image or price/value equation to customers may result in lower sales and resultant lower gross profit margins. This could have an adverse effect on our business and results of operations.
Customer preference for our branded merchandise could change, which may adversely affect our profitability.
Sales of branded merchandise account for substantially all of our total revenues and the Lands’ End brand, in particular, is a critical differentiating factor for our business. We are pursuing a strategy that includes initiatives to expand our customer base, enhance gross margin by improving promotional productivity and mix of products, and broaden our reach. Our inability to develop products that resonate with our existing customers and attract new customers, our inability to maintain our strict quality standards or to develop, produce and deliver products in a timely manner, or any unfavorable publicity with respect to the foregoing or otherwise could negatively impact the image of our brand with our customers and could result in diminished loyalty to our brand. As customer tastes change, our failure to anticipate, identify and react in a timely manner to emerging fashion trends and appropriately supply our stores, catalogs and websites with attractive high-quality products that maintain or enhance the appeal of our brand could have an adverse effect on our sales, operating margins and results of operations.
The success of our Direct segment depends on customers’ use of our digital platform, including our e-commerce websites, and response to direct mail catalogs and digital marketing; if our overall marketing strategies, including our maintenance of a robust customer list, is not successful, our business and results of operations could be adversely affected.
The success of our Direct segment, which accounted for approximately 86% of our revenues in Fiscal 2016, depends on customers’ use of our e-commerce websites and their response to our direct mail catalogs and digital marketing.
The level of customer traffic and volume of customer purchases on our e-commerce websites is substantially dependent on our ability to provide attractive and accessible websites, a high-quality customer experience and reliable delivery of our merchandise. Although the success of our e-commerce websites also has historically been dependent on performance of our direct mail catalogs, our strategy includes initiatives that are intended to improve marketing productivity and optimize catalog productivity. If we are unable to maintain and increase customers’ use of our e-commerce websites and the volume of goods they purchase, including, as a result of changes to the level and types of marketing or amount of spend allocated to each type of marketing, or through our failure to otherwise successfully promote and maintain our e-commerce websites and their associated services, our business and results of operations could be adversely affected.
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
We rely on sophisticated information technology systems to operate our business, including the e-commerce websites that drive our direct-to-consumer, Outfitters by Lands’ End, and international sales channels and in-store/point-of-sale systems, inventory management, warehouse management and human resources, some of which are based on end-of-life or legacy technology, operate with minimal or no vendor support and are otherwise difficult to maintain. Our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events such as fires, tornadoes and hurricanes, and usage errors by our employees or vendors. Operating legacy systems subjects us to inherent costs and risks associated with maintaining, upgrading and replacing these systems and recruiting and retaining sufficiently skilled personnel to maintain and operate the systems, demands on management time, and other risks and costs. Our e-commerce websites are subject to numerous risks associated with selling merchandise that could have an adverse effect on our results of operations, including unanticipated operating problems, reliance on third-party computer hardware and software providers, system failures and the need to invest in additional and updated computer platforms.
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

Sears Holdings point of sale and supply chain management information technology systems are leveraged in support of our Lands’ End Shops at Sears. We currently depend on Sears Holdings’ information technology systems for certain key services to support our Lands' End Shops at Sears. There can be no assurance that Sears Holdings will maintain and protect these information technology systems in such a way that would prevent breakdowns or breaches in such systems, which could adversely affect our business.
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

•
changes in United States and non-United States laws (or changes in the enforcement of those laws) affecting the importation and taxation of goods, including duties, tariffs and quotas, enhanced security measures at United States ports, or imposition of new legislation relating to import quotas, particularly in light of current uncertainty with respect to U.S. trade policy stemming from the 2016 United States presidential election;

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
The United Kingdom's referendum on European Union membership (referred to as Brexit), advising for the exit of the United Kingdom from the European Union, followed by the delivery of notice by the United Kingdom government under Article 50 of the treaty on the European Unions has resulted in increased uncertainty in the economic and political environment in Europe, including potential market uncertainty, volatility in currency exchange rates, greater restrictions on imports and exports between United Kingdom and European Union countries and increased regulatory complexities, which could have an adverse effect on our business and results of operations.
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
The success of our Retail segment, which accounted for approximately 14.0% of our revenues in Fiscal 2016, depends on the success of our Lands’ End Shops at Sears. We operated 216 Lands’ End Shops at Sears as of the end of Fiscal 2016. These stores had revenues of approximately $165.0 million in Fiscal 2016, representing 89% of our Retail sales and 12% of our overall sales for Fiscal 2016. The Lands’ End Shops at Sears may decrease or be eliminated entirely if Sears Roebuck sells, disposes of or transfers ownership or control of any or all of its retail stores. The success and appeal of Sears stores and foot traffic within Sears stores, therefore, have a major impact on the sales of our Retail segment.
In addition, under our retail operations agreement and leases with Sears Roebuck, we depend on Sears Roebuck for various retail services and employees to support the Lands’ End Shops at Sears, including providing a dedicated, well-trained staff to directly engage with customers at the Lands’ End Shops at Sears, and maintaining dedicated sales areas for Lands’ End branded products and shopping lounges where customers can search our offerings via the Internet and catalog. If Sears Roebuck does not provide these services going forward with the standard of care and quality provided while we were a part of Sears Holdings and in accordance with our agreements with Sears Roebuck and does not deliver a rewarding shopping experience to our customers, our reputation could suffer and our business and results of operations could be adversely affected.
Under the terms of the master lease agreement and master sublease agreement pursuant to which Sears Roebuck leases or subleases to us the premises for the Lands’ End Shops at Sears, Sears Roebuck has certain rights to (1) relocate our leased premises within the building in which such premises are located, subject to certain limitations, including our right to terminate the applicable lease if we are not satisfied with the new premises, and (2) terminate without liability the lease with respect to a particular Lands’ End Shop if the overall Sears store in which such Lands’ End Shop is located is closed or sold. Sears Holdings has announced that it intends to continue to right-size, redeploy and highlight the value of its assets, including its real estate portfolio, in its transition from an asset-intensive, store-focused retailer and that it has entered into lease agreements with third party retailers for stand-alone stores. On July 7, 2015, Sears Holdings completed a rights offering and sale-leaseback transaction (the “Seritage transaction”) with Seritage Growth Properties (“Seritage”), an independent publicly traded real estate investment trust. Sears Holdings disclosed that as part of the Seritage transaction, it sold 235 properties to Seritage (the “REIT properties”) along with Sears Holdings’ 50% interest in each of three real estate joint ventures (collectively, the “JVs”). Sears Holdings also disclosed that it contributed 31 properties to the JVs (the “JV properties”). As of January 27, 2017, 59 of the REIT properties contained a Lands’ End Shop and 15 of the JV properties contained a Lands’ End Shop, the leases with respect to which Sears Roebuck retained for its own account. Sears Holdings disclosed that Seritage and the JVs have a recapture right with respect to approximately 50% of the space within the stores at the REIT properties and JV properties (subject to certain exceptions), and with respect to nine of the stores that contain a Lands’ End Shop, Seritage has the additional right to recapture 100% of the space within the Sears Roebuck store. If Sears Roebuck continues to dispose of retail stores that contain Lands’ End Shops, and/or offer us relocation alternatives for Lands’ End Shops that are less attractive than the current premises, our business and results of operations could be adversely affected.
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
As of January 27, 2017, we had goodwill and intangible asset balances totaling $367.0 million, which are subject to testing for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Our intangible assets consist of $257.0 million for our trade name and a goodwill balance of $110.0 million. Any event that impacts our reputation could result in impairment charges for our trade name. Long-lived assets, primarily property and equipment, are also subject to testing for impairment if events or changes in circumstances indicate that the asset might be impaired. A significant amount of judgment is involved in our impairment assessment. If actual results are not consistent with our estimates and assumptions used in estimating revenue growth, future cash flows and asset fair values, we could incur further impairment charges for intangible assets, goodwill or long-lived assets, which could have an adverse effect on our results of operations. In Fiscal 2016 the fair value of the goodwill exceeded the carrying value by $82.5 million, while in Fiscal 2015 the fair value of the goodwill exceeded the carrying value by $177.7 million. We recorded impairments to our trade name intangible asset of $173.0 million and $98.3 million Fiscal 2016 and Fiscal 2015, respectively.
Our failure to retain our executive management team and to attract qualified new personnel could adversely affect our business and results of operations.
We depend on the talents and continued efforts of our executive management team. The loss of members of our executive management may disrupt our business and adversely affect our results of operations. Furthermore, our ability to manage further expansion will require us to continue to train, motivate and manage employees and to attract, motivate and retain additional qualified personnel, including field sales representatives for our Outfitters by Lands' End business. We believe that having personnel who are passionate about our brand and have industry experience and a strong customer service ethic has been an important factor in our historical success, and we believe that it will continue to be important to growing our business. Competition for these types of personnel is intense, and we may not be successful in attracting, assimilating and retaining the personnel required to grow and operate our business profitably. With the seasonal nature of the retail business, over 2,000 flexible part-time employees join us each year to support our varying peak seasons, including the fourth quarter holiday shopping season. An inability to attract qualified seasonal personnel could interrupt our sales during this period.
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

Additional Risks Related to Our Separation from, and Relationship with, Sears Holdings
If Sears Holdings' financial condition were to significantly deteriorate, or if Sears Holdings or its subsidiaries fail to perform under various agreements with us as a result of insolvency or otherwise, our financial performance could be materially and adversely affected.
In its annual report on Form 10-K for the fiscal year ended January 28, 2017, Sears Holdings disclosed that its historical operating results indicate substantial doubt exists related to its ability to continue as a going concern. In a separate statement, Sears Holdings’ chief financial officer commented that while pursuant to regulatory standards such disclosure was driven by its historical performance, Sears Holdings’ financial plans and forecast do not reflect the continuation of that performance, and that Sears Holdings is a viable business that can meet its financial and other obligations for the foreseeable future. In connection with the Separation, we entered into various agreements to effect the Separation and provide a framework for our relationship with Sears Holdings after the Separation, including agreements that require each party to indemnify the other for all liabilities (including third-party claims) incurred or suffered by the other relating to their respective assumed liabilities. We also entered into various commercial agreements with subsidiaries of Sears Holdings, including a master lease agreement, a master sublease agreement, and a retail operations agreement for the Lands’ End Shops at Sears, under which we lease those locations from Sears Roebuck and rely on it and other subsidiaries of Sears Holdings to provide logistics, point-of-sale and related store systems to the Lands’ End Shops at Sears. If Sears Holdings’ financial condition significantly deteriorates, its ability to perform under its various agreements with us could be negatively impacted. Moreover, if

Sears Holdings were to become the subject of insolvency proceedings, a court could, among other things, permit or require Sears Holdings to terminate one or more of its existing agreements or leases with us. If Sears Holdings or its subsidiaries are unable to satisfy their performance and payment obligations under their agreements with us, including their indemnification obligations, or if these agreements or leases are rejected in connection with insolvency proceedings, we could lose the ability to operate some or all of the Lands’ End Shops at Sears, suffer operational difficulties and incur significant costs or losses, and our financial performance could be materially and adversely affected.
Our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.
Although we were an independent company prior to our acquisition by Sears Roebuck in June 2002, the information about us in this Annual Report on Form 10-K prior to the Separation date of April 4, 2014 refers to the Lands' End’s business as operated by and integrated with Sears Holdings. Accordingly, such historical financial information included in this Annual Report on Form 10-K does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future primarily as a result of the factors described below:

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
According to an amendment to Schedule 13D filed on January 6, 2017 with the SEC, ESL beneficially owned on the filing date 58.5% of our outstanding shares of common stock. Accordingly, ESL could have substantial influence over many, if not all, actions to be taken or approved by our stockholders, and will have a significant voice in the election of directors and any transactions involving a change of control. The interests of ESL, which has investments in other companies (including Sears Holdings), may from time to time diverge from the interests of our other stockholders. Mr. Lampert is the Chairman of the Board and Chief Executive Officer of Sears Holdings.
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
International Office, Customer Service and Distribution Properties
We own a distribution center and customer sales/service center in Oakham, United Kingdom that supports our northern European business. We lease two buildings in Mettlach, Germany for customer sales/service center supporting our central European business. We also lease office space in Shin Yokohama, Japan for a customer sales/service center as well as general administrative offices and a distribution center in Fujieda, Japan.
Lands’ End Retail Properties
As of January 27, 2017, our retail properties consisted of 216 Lands’ End Shops at Sears, which averaged approximately 7,700 square feet; 14 Lands’ End stores, which averaged approximately 7,600 square feet; and no international shop-in-shops. We lease the premises of our Lands’ End Shops at Sears from Sears Roebuck. Under the terms of the master lease agreement and master sublease agreement pursuant to which Sears Roebuck leases or subleases to us the premises for the Lands’ End Shops at Sears, Sears Roebuck has certain rights to (1) relocate our leased premises within the building in which such premises are located, subject to certain limitations, including our right to terminate the applicable lease if we are not satisfied with the new premises, and (2) terminate without liability the lease with respect to a particular Lands’ End Shop if the overall Sears store in which such Lands’ End Shop is located is closed or sold. With respect to our Lands’ End stores, as of January 27, 2017, 12 were leased and 2 were owned, with 11 located in the United States, one in the United Kingdom and one in Germany.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information

Lands' End's common stock is traded on the NASDAQ Stock Market under the ticker symbol LE. There were 9,075 stockholders of record at March 21, 2017. The quarterly high and low sales prices for Lands' End common stock are set forth below.

	Fiscal 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common Stock Price
High	$26.30	$23.61	$18.81	$18.40
Low	21.48	14.71	14.60	15.30

	Fiscal 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common Stock Price
High	$37.45	$30.50	$28.92	$25.62
Low	28.85	23.06	21.26	20.95
Stock Performance Graph

The following graph compares the cumulative total return to stockholders on Lands’ End common stock from March 20, 2014, the first day our common stock began “when-issued” trading on the NASDAQ Stock Market, through January 27, 2017, the last day of Fiscal 2016, with the return on the NASDAQ Composite Index and the NASDAQ Global Retail Index for the same period. Our common stock began “regular-way” trading following the Separation on April 7, 2014. The graph assumes an initial investment of $100 on March 20, 2014 in each of our common stock, the NASDAQ Composite Index and the NASDAQ Global Retail Index.

See accompanying Notes to Consolidated and Combined Financial Statements.

	3/20/2014	1/30/2015	1/29/2016	1/27/2017
Lands' End, Inc.	$100	$104	$65	$46
NASDAQ Composite Index	$100	$107	$107	$131
NASDAQ Retail Index	$100	$107	$108	$115

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act or incorporated by reference into any of our filings, as amended, with the SEC, except as shall be expressly set forth by specific reference in such filing.
Dividends
Except for a $500.0 million dividend we paid to a subsidiary of Sears Holdings prior to the Separation, we have not paid, and we do not expect to pay in the foreseeable future, dividends on our common stock. Any payment of dividends will be at the discretion of our board of directors and will depend upon various factors then existing, including earnings, financial condition, results of operations, capital requirements, level of indebtedness, any contractual restrictions with respect to payment of dividends, restrictions imposed by applicable law, general business conditions and other factors that our board of directors may deem relevant. Additionally, the Debt Facilities contain various representations and warranties and restrictive covenants that, among other things, and subject to specified exceptions, restrict the ability of Lands’ End and its subsidiaries to make dividends or distributions with respect to capital stock.

Equity Compensation Plan Information
The following table reflects information about securities authorized for issuance under the Company’s equity compensation plans as of January 27, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans* (in thousands)
Equity compensation plans approved by security holders	321	—	570
Equity compensation plans not approved by security holders	—	—	—
Total	321	—	570

*
Represents shares of common stock that may be issued pursuant to the Lands’ End, Inc. 2014 Stock Plan as amended (the “2014 Stock Plan”). Awards under the 2014 Stock Plan may be restricted stock, stock unit awards, incentive stock options, nonqualified stock options, stock appreciation rights, or certain other stock-based awards. The numbers shown exclude shares covered by an outstanding plan award that, subsequent to January 27, 2017, ultimately are not delivered on an unrestricted basis (for example, because the award is forfeited, canceled or used to satisfy tax withholding obligations).

ITEM 6. SELECTED FINANCIAL DATA
The Consolidated and Combined Statements of Operations data set forth below for the fiscal years ended January 27, 2017, January 29, 2016 and January 30, 2015 and the Consolidated Balance Sheet data as of January 27, 2017 and January 29, 2016 are derived from the audited Consolidated and Combined Financial Statements included elsewhere in this Annual Report on Form 10-K. The Combined Statements of Operations data for the fiscal year ended January 31, 2014 and February 1, 2013 and the Balance Sheet data as of January 30, 2015, January 31, 2014 and February 2, 2013 are derived from audited Consolidated and Combined Financial Statements not included in this Annual Report on Form 10-K. All historical financial and other data prior to the Separation reflects the Lands’ End business of Sears Holdings, and the historical financial and other data subsequent to the Separation include the accounts of Lands' End, Inc. and its subsidiaries which are collectively referred to herein as “our” historical financial and other data. See Note 1, Background and Basis of Presentation, to the Consolidated and Combined Financial Statements and accompanying notes.
The selected historical consolidated and combined financial statements and other financial data presented below should be read in conjunction with our Consolidated and Combined Financial Statements and accompanying notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Annual Report on Form 10-K. Our combined financial information may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we operated as a publicly traded company independent from Sears Holdings during all the periods presented.

	Fiscal Year
(in thousands, except per share data and number of stores)	2016	2015	2014	2013	2012
Consolidated and Combined Statement of Operations Data(1)
Net revenue	$1,335,760	$1,419,778	$1,555,353	$1,562,876	$1,585,927
Net (loss) income(2)(3)(4)	$(109,782)	$(19,548)	$73,799	$78,847	$49,827
Basic and diluted (loss) earnings per common share(2)(3)(4)(5)	$(3.43)	$(0.61)	$2.31	$2.47	$1.56
Basic average shares outstanding	32,021	31,979	31,957	31,957	31,957
Diluted average shares outstanding	32,021	31,979	32,016	31,957	31,957
Consolidated Balance Sheet Data
Total assets	$1,114,391	$1,288,526	$1,349,999	$1,194,275	$1,217,722
Other Financial and Operating Data
Adjusted EBITDA(6)	$39,832	$107,288	$164,298	$150,010	$107,673
Number of retail stores at year end	230	246	255	290	293

(1)	Our fiscal year end is on the Friday preceding the Saturday closest to January 31 each year. Fiscal year 2012 consisted of 53 weeks. All other fiscal years consisted of 52 weeks.

(2)	Fiscal 2016 Net loss includes an impairment charge of $173.0 million, $107.8 million net of tax, related to the non-cash write-down of our trade name intangible asset, Lands' End.

(3)	Fiscal 2015 Net loss includes an impairment charge of $98.3 million, $62.0 million net of tax, related to the non-cash write-down of our trade name intangible asset, Lands' End.

(4)	Fiscal 2016, Fiscal 2015 and Fiscal 2014 Net (loss) income includes interest expense and stand-alone public company expenses which did not exist in prior periods.

(5)
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

(6)
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

•	Intangible asset impairment—charge associated with the non-cash write-down of our trade name intangible asset, Lands' End, in Fiscal 2016 and Fiscal 2015.

•
Product recall—costs associated with a recall of selected styles of children's sleepwear in Fiscal 2014 that did not meet the federal flammability standard for children's sleepwear and the subsequent reversal of some costs in Fiscal 2016 and Fiscal 2015 as customer return rates were lower than Company estimates.

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
The following table presents a reconciliation of Adjusted EBITDA to net (loss) income, the most comparable GAAP measure for each of the periods indicated:

	Fiscal Year
(in thousands)	2016	2015	2014	2013	2012
Net (loss) income	$(109,782)	$(19,548)	$73,799	$78,847	$49,827
Income tax (benefit) expense	(69,098)	(9,691)	46,758	49,544	32,243
Other expense (income), net	1,619	(671)	(1,408)	(50)	(67)
Interest expense	24,630	24,826	20,494	—	—
Intangible asset impairment	173,000	98,300	—	—	—
Depreciation and amortization	19,003	17,399	19,703	21,599	23,121
Product recall	(212)	(3,371)	4,713	—	—
Restructuring costs	—	—	—	—	2,479
Loss on sale of property and equipment	672	44	239	70	70
Adjusted EBITDA	$39,832	$107,288	$164,298	$150,010	$107,673

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
•ERP - enterprise resource planning software solutions
•ESL - ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert
•Debt Facilities - Collectively, the ABL Facility and the Term Loan Facility
•FASB - Financial Accounting Standards Board
•Fiscal 2017 - The Company's next fiscal year representing the 53 weeks ending February 2, 2018
•Fiscal 2016 - The 52 weeks ended January 27, 2017
•Fiscal 2015 - The 52 weeks ended January 29, 2016
•Fiscal 2014 - The 52 weeks ended January 30, 2015
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

•
Discussion and analysis. This section highlights items affecting the comparability of our financial results and provides an analysis of our combined and segment results of operations for Fiscal 2016, Fiscal 2015 and Fiscal 2014.

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

Description of the Company
Lands’ End, Inc. is a leading multi-channel retailer of casual clothing, accessories and footwear, as well as home products. We offer products through catalogs, online at www.landsend.com and affiliated specialty and international websites, and through retail locations, primarily at Lands’ End Shops at Sears and Lands’ End stores. We are a classic American lifestyle brand with a passion for quality, legendary service and real value, and we seek to deliver timeless style for men, women, kids and the home. Lands’ End was founded in 1963 in Chicago by Gary Comer and his partners to sell sailboat hardware and equipment by catalog. While our product focus has shifted significantly over the years, we have continued to adhere to our founder’s motto as one of our guiding principles: “Take care of the customer, take care of the employee and the rest will take care of itself.”
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
Prior to the completion of the Separation, Sears Holdings transferred all the remaining assets and liabilities of Lands' End that were held by Sears Holdings to Lands' End or its subsidiaries. Lands' End also paid a dividend of $500.0 million to a subsidiary of Sears Holdings Corporation.
The Company identifies reportable segments according to how business activities are managed and evaluated. Each of the Company’s operating segments are reportable segments and are strategic business units that offer similar products and services but are sold either directly from our warehouses (Direct) or through our retail stores (Retail).
Basis of Presentation
The financial statements presented herein represent (1) periods prior to April 4, 2014 when we were a wholly owned subsidiary of Sears Holdings Corporation (referred to as “Combined Financial Statements”) and (2) the period as of and subsequent to April 4, 2014 when we became a separate publicly-traded company (referred to as “Consolidated Financial Statements”).
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

Impacts from the Separation from Sears Holdings
Following the Separation, we began operating as a separate, publicly traded company, independent from Sears Holdings. According to statements on Schedule 13D filed with the SEC by ESL, ESL beneficially owned significant portions of both the Company's and Sears Holdings Corporation's outstanding shares of common stock. Therefore Sears Holdings Corporation, the Company's former parent company, is considered a related party both prior to and subsequent to the Separation. Impacts from the Separation from Sears Holdings are below:
General administrative and Separation costs. Historically, we used the corporate functions of Sears Holdings for a variety of shared services. We continue to pay Sears Holdings a fee for certain services. We believe that the assumptions and methodologies underlying these expenses from Sears Holdings are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been or will be incurred by us as we operate as a publicly traded company independent from Sears Holdings. We entered into agreements with Sears Holdings or its subsidiaries for the continuation of certain of these services. We believe that the arrangements before the Separation, as reflected in the historical Combined Financial Statements contained herein, are not materially different from the arrangements that were entered into as part of the Separation.
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
The success of our Retail segment depends on the performance of the Lands’ End Shops at Sears. Under the terms of the master lease agreement and master sublease agreement pursuant to which Sears Roebuck leases or subleases to us the premises for the Lands’ End Shops at Sears, Sears Roebuck has certain rights to (1) relocate our leased premises within the building in which such premises are located, subject to certain limitations, including our right to terminate the applicable lease if we are not satisfied with the new premises, and (2) terminate without liability the lease with respect to a particular Lands’ End Shop if the overall Sears store in which such Lands’ End Shop is located is closed or sold. Sears Holdings announced that it intends to continue to right-size, redeploy and highlight the value of its assets, including its real estate portfolio, in its transition from an asset-intensive, store-focused retailer and that it has entered into lease agreements with third party retailers for stand-alone stores. On July 7, 2015, Sears Holdings completed a rights offering and sale-leaseback transaction (the “Seritage transaction”) with Seritage Growth Properties (“Seritage”), an independent publicly traded real estate investment trust. Sears Holdings disclosed that as part of the Seritage transaction, it sold 235 properties to Seritage (the “REIT properties”) along with Sears Holdings’ 50% interest in each of three real estate joint ventures (collectively, the “JVs”). Sears Holdings also disclosed that it contributed 31 properties to the JVs (the “JV properties”). As of January 27, 2017, 59 of the REIT properties contained a Lands’ End Shop and 15 of the JV properties contained a Lands’ End Shop, the leases with respect to which Sears Roebuck retained for its own account. Sears Holdings disclosed that Seritage and the JVs have a recapture right with respect to approximately 50% of the space within the stores at the REIT properties and JV properties (subject to certain exceptions), and with respect to nine of the stores that contain a Lands’ End Shop, Seritage has the additional right to recapture 100% of the space within the Sears Roebuck store. If Sears Roebuck continues to dispose of retail stores that contain Lands’ End Shops, and/or offer us relocation alternatives for Lands’ End Shops that are less attractive than the current premises, our business and results of operations could be adversely affected. On January 27, 2017 the Company operated 216 Lands’ End Shops at Sears, compared to 227 Lands’ End Shops at Sears on January 29, 2016.
Debt Service Costs. Since the Separation, we are also incurring increased costs related to our $175.0 million ABL Facility and on our Term Loan Facility with an initial balance of $515.0 million. On January 27, 2017 the Term Loan

Facility had a balance of $500.8 million. Interest costs related to the Debt Facilities were $24.6 million and $24.8 million in Fiscal 2016 and Fiscal 2015, respectively, and $20.5 million for the ten months the Debt Facilities were in place in Fiscal 2014. The interest costs include approximately $1.7 million, $1.7 million and $1.6 million of amortization of debt issuance costs in Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. Annual payments under the Debt Facilities are expected to be the cash interest charges plus the Term Loan Facility seven year amortization of principal at a rate equal to 1% per annum. See “Liquidity and Capital Resources - Description of Material Indebtedness” below.
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
Seasonality
We experience seasonal fluctuations in our net revenue and operating results and historically have realized a significant portion of our net revenue and earnings for the year during our fourth fiscal quarter. We generated 34.4%, 33.4% and 32.4% of our net revenue in the fourth fiscal quarter of Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. Thus, lower than expected fourth quarter net revenue could have an adverse impact on our annual operating results.
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
Results of Operations
Fiscal Year. Our fiscal year end is on the Friday preceding the Saturday closest to January 31 each year. Fiscal years 2016, 2015 and 2014 each consisted of 52 weeks.
The following tables sets forth, for the periods indicated, selected income statement data:

	Fiscal 2016		Fiscal 2015		Fiscal 2014
(in thousands)	$’s	% of Net Revenue	$’s	% of Net Revenue	$’s	% of Net Revenue
Net revenue	$1,335,760	100.0%	$1,419,778	100.0%	$1,555,353	100.0%
Cost of sales (excluding depreciation and amortization)	759,352	56.8%	767,189	54.0%	819,422	52.7%
Gross profit	576,408	43.2%	652,589	46.0%	735,931	47.3%
Selling and administrative	536,576	40.2%	545,301	38.4%	573,335	36.9%
Depreciation and amortization	19,003	1.4%	17,399	1.2%	19,703	1.3%
Intangible asset impairment	173,000	13.0%	98,300	6.9%	—	—%
Other operating expense (income), net	460	—%	(3,327)	(0.2)%	3,250	0.2%
Operating (loss) income	(152,631)	(11.4)%	(5,084)	(0.4)%	139,643	9.0%
Interest expense	24,630	1.8%	24,826	1.7%	20,494	1.3%
Other expense (income), net	1,619	0.1%	(671)	—%	(1,408)	(0.1)%
(Loss) income before income taxes	(178,880)	(13.4)%	(29,239)	(2.1)%	120,557	7.8%
Income tax (benefit) expense	(69,098)	(5.2)%	(9,691)	(0.7)%	46,758	3.0%
Net (loss) income	$(109,782)	(8.2)%	$(19,548)	(1.4)%	$73,799	4.8%
Depreciation and amortization is not included in our cost of sales because we are a reseller of inventory and do not believe that including depreciation and amortization is meaningful. As a result, our gross profits may not be comparable to other entities that include depreciation and amortization related to the sale of their product in their gross profit measure.
Net (Loss) Income and Adjusted EBITDA
We recorded Net (loss) income of $(109.8) million, $(19.5) million, and $73.8 million for Fiscal 2016, Fiscal 2015, and Fiscal 2014 respectively. In addition to our Net (loss) income determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted EBITDA measurement. Adjusted EBITDA is computed as Net (loss) income appearing on the Consolidated and Combined Statements of Operations net of Income tax expense, Interest expense, Depreciation and amortization, and certain significant items set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our business, as well as executive compensation metrics, for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.
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

▪	Intangible asset impairment—charge associated with the non-cash write-down of our trade name intangible asset, Lands' End, in Fiscal 2016 and Fiscal 2015.

▪
Product recall—costs associated with a recall of selected styles of children's sleepwear in Fiscal 2014 that did not meet the federal flammability standard for children's sleepwear and the subsequent reversal of some costs in Fiscal 2015 and Fiscal 2016 as customer return rates were lower than Company estimates.

▪	Gain or loss on the sale of property and equipment—management considers the gains or losses on sale of assets to result from investing decisions rather than ongoing operations.

	Fiscal 2016		Fiscal 2015		Fiscal 2014
(in thousands)	$’s	% of Net Revenue	$’s	% of Net Revenue	$’s	% of Net Revenue
Net (loss) income	$(109,782)	(8.2)%	$(19,548)	(1.4)%	$73,799	4.8%
Income tax (benefit) expense	(69,098)	(5.2)%	(9,691)	(0.7)%	46,758	3.0%
Other expense (income), net	1,619	0.1%	(671)	—%	(1,408)	(0.1)%
Interest expense	24,630	1.8%	24,826	1.7%	20,494	1.3%
Operating (loss) income	(152,631)	(11.4)%	(5,084)	(0.4)%	139,643	9.0%
Intangible asset impairment	173,000	13.0%	98,300	6.9%	—	—%
Depreciation and amortization	19,003	1.4%	17,399	1.2%	19,703	1.3%
Product recall	(212)	—%	(3,371)	(0.2)%	4,713	0.3%
Loss on disposal of property and equipment	672	0.1%	44	—%	239	—%
Adjusted EBITDA	$39,832	3.0%	$107,288	7.6%	164,298	10.6%
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
To evaluate revenue performance for the Direct segment we use Net revenue. For our Retail segment, we use Same Store Sales as a key measure in evaluating performance. A store is included in Same Store Sales calculations on the first day it has comparable prior year sales. Stores in which the selling square footage has changed by 15% or more as a result of a remodel, expansion, reductions or relocations are excluded from Same Store Sales calculations until the first day they have comparable prior year sales. Online sales and sales generated through our in-store computer kiosks are considered revenue in our Direct segment and are excluded from Same Store Sales.

Discussion and Analysis
Fiscal 2016 Compared to Fiscal 2015
Net revenue
Total Net revenue for Fiscal 2016 was $1.34 billion, compared with $1.42 billion for Fiscal 2015, a decrease of $84.0 million. The decrease was primarily attributable to a decrease in our Direct segment of $65.8 million and a decrease in our Retail segment of $18.2 million.
Direct segment Net revenue was $1.15 billion in Fiscal 2016, a decrease of $65.8 million, or 5.4% from $1.21 billion during the same period of the prior year. The decrease was driven by a challenging and increasingly promotional retail environment that resulted in a decline in traffic to our websites and a decline in average order value primarily attributable to increased promotional activity with deeper discounts. Additionally, customer acceptance of our fashion offerings, particularly our Canvas by Lands' End collection, did not meet expectations.
Net revenue in the Retail segment was $186.4 million in Fiscal 2016, a decrease of $18.2 million, or 8.9% from $204.6 million during the same period of the prior year. The decrease was attributable to a decline in Same Store Sales and fewer Land's End Shops at Sears. Same Store Sales in the Retail segment decreased 6.0%, driven by lower sales in the Company’s Lands’ End Shops at Sears. On January 27, 2017 the Company operated 216 Lands’ End Shops at Sears and 14 global Lands’ End stores compared to 227 Lands’ End Shops at Sears, 14 global Lands’ End stores and 5 international shop-in-shops on January 29, 2016.
Gross Profit
Total gross profit decreased 11.7% to $576.4 million and gross margin decreased approximately 280 basis points to 43.2% of total Net revenue in Fiscal 2016 compared with $652.6 million, or 46.0% of total Net revenue in Fiscal 2015.
The decrease in gross profit was driven by a decrease in Direct segment gross profit to $502.2 million in Fiscal 2016 compared with $567.1 million in Fiscal 2015. The Direct segment gross margin decreased 300 basis points to 43.7% in Fiscal 2016 from 46.7% in Fiscal 2015, driven by a highly promotional retail environment which required deeper discounting. The under performance of our Canvas by Land's End collection during Fiscal 2016 negatively affected gross margin in the Direct segment by approximately 70 basis points.
Retail segment gross profit decreased 13.5% to $74.0 million in Fiscal 2016 compared with $85.5 million in Fiscal 2015. Retail segment gross margin decreased 210 basis points to 39.7% in Fiscal 2016, from 41.8% in Fiscal 2015, driven by a highly promotional retail environment which required deeper discounting throughout the year.
Selling and Administrative Expenses
Selling and administrative expenses were $536.6 million, or 40.2% of total Net revenue in Fiscal 2016 compared with $545.3 million, or 38.4% of total Net revenue in Fiscal 2015. The decrease of $8.7 million in Selling and administrative expense was primarily attributable to a $5.9 million decrease in marketing expenses and $4.7 million decrease in other volume related variable expenses, partially offset by an increase of information technology expenses primarily associated with the ERP.
The Direct segment Selling and administrative expenses were $423.6 million for Fiscal 2016 compared to $424.8 million for the prior year. The decrease of $1.2 million in Selling and administrative expense was primarily due to a $3.5 million decline in marketing expenses and $1.7 million decrease in other volume related variable expenses, partially offset by increases in personnel expenses and information technology expenses.
The Retail segment Selling and administrative expenses were $79.6 million for Fiscal 2016 compared to $86.1 million for the prior year. The decrease of $6.5 million in Selling and administrative expense was primarily due to the reduction in the number of locations, including declines in personnel costs of $3.3 million, and a $2.4 million reduction in marketing expenses.

Corporate / other Selling and administrative expenses were $33.4 million for Fiscal 2016 compared to $34.4 million for the prior year. The decrease of $1.0 million in selling and administrative expense was primarily due to decreases in various expenses, partially offset by increased personnel expenses.
Depreciation and Amortization
Depreciation and amortization was $19.0 million in Fiscal 2016, an increase of $1.6 million or 9.2%, compared with $17.4 million in Fiscal 2015. The increase in Depreciation and amortization was primarily attributable to increased depreciation associated with information technology assets.
Intangible Asset Impairment
Intangible asset impairment was a non-cash write-down of the trade name asset Lands' End of $173.0 million and $98.3 million in Fiscal 2016 and Fiscal 2015, respectively. See Note 2, Summary of Significant Accounting Policies, and Note 8, Goodwill and Intangible Asset, of the Notes to the Consolidated and Combined Financial Statements in this Annual Report on Form 10-K for more information about the impairment charges.
Other Operating (Income) Expense, Net
Other operating expense, net was $0.5 million in Fiscal 2016 compared to Other operating income, net of $3.3 million in Fiscal 2015. Other operating income during Fiscal 2015 was largely comprised of the $3.4 million reversal of a portion of the product recall accrual recognized in Fiscal 2014. Customer return rates for the recalled products were lower than estimated despite the efforts by the Company to contact impacted customers.
Operating Loss
Operating loss was $152.6 million in Fiscal 2016, compared with Operating loss of $5.1 million in Fiscal 2015. The decrease of $147.5 million was primarily driven by the intangible asset impairment and lower Net revenues.
Interest Expense
Interest expense was $24.6 million in Fiscal 2016, compared with $24.8 million in Fiscal 2015.
Other Expense (Income), Net
Other expense, net was $1.6 million in Fiscal 2016 compared to Other income, net of $0.7 million in Fiscal 2015. In Fiscal 2016 and Fiscal 2015, we incurred charges of $3.2 million and $1.2 million, respectively, due to the reduction of indemnification assets from our former parent company related to reassessments of tax liabilities. There were also corresponding increases to the Income tax benefit of $3.2 million and $1.2 million (before consideration of federal income tax impact) in Fiscal 2016 and Fiscal 2015, respectively. These losses were offset by rental and interest income in both years.
Income Tax Benefit
Income tax benefit was $69.1 million for Fiscal 2016 compared with Income tax benefit of $9.7 million in Fiscal 2015. The decrease was primarily attributable to lower Operating income. Our effective tax rate was 38.6% and 33.1% in Fiscal 2016 and Fiscal 2015, respectively. The change in the effective tax rate was primarily driven by the near break even pre-tax income in Fiscal 2016, which caused the one time benefits discussed above to have a more pronounced impact on the rate.
Net Loss
Net loss was $109.8 million, or $(3.43) per diluted share in Fiscal 2016 compared to Net loss of $19.5 million, or $(0.61) per diluted share in Fiscal 2015. The decrease in Net loss was primarily attributable to the higher Intangible asset impairment charge in Fiscal 2016 and lower gross profit, partially offset by lower Selling and administrative expenses.

Adjusted EBITDA
Adjusted EBITDA was $39.8 million in Fiscal 2016, compared with Adjusted EBITDA of $107.3 million in Fiscal 2015. The 62.9% decrease was primarily driven by lower Net revenue.
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
Net revenue in the Retail segment was $204.6 million in Fiscal 2015, a decrease of $30.1 million, or 13% from $234.6 million during the same period of the prior year. The decrease was drive by Same Store Sales and fewer Land's End Shops at Sears. Same Store Sales in the Retail segment decreased 9.3%, driven by lower sales in the Company’s Lands’ End Shops at Sears. On January 29, 2016 the Company operated 227 Lands’ End Shops at Sears, 14 global Lands’ End stores and five international shop-in-shops compared to 236 Lands’ End Shops at Sears and 14 global Lands’ End stores and five international shop-in-shops on January 30, 2015.
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
Description of Material Indebtedness
Debt Arrangements
On April 4, 2014, Lands’ End entered into the ABL Facility, which provides for maximum borrowings of $175.0 million for Lands’ End, subject to a borrowing base, with a $30.0 million sub facility for the UK Borrower. The ABL Facility has a sub-limit of $70.0 million for domestic letters of credit and a sub-limit of $15.0 million for letters of credit for the UK Borrower. The ABL Facility is available for working capital and other general corporate purposes, and was undrawn at January 27, 2017 and January 29, 2016, other than for letters of credit. The Company had borrowing availability under the ABL Facility of $155.3 million as of January 27, 2017, net of outstanding letters of credit of $19.7 million.
Also on April 4, 2014, Lands’ End entered into a Term Loan Facility of which the proceeds were used to pay a dividend of $500.0 million to a subsidiary of Sears Holdings Corporation immediately prior to the Separation and to pay fees and expenses associated with the Debt Facilities of approximately $11.4 million, with the remaining proceeds used for general corporate purposes.
Maturity; Amortization and Prepayments
The Term Loan Facility amortizes at a rate equal to 1% per annum, and is subject to mandatory prepayment in an amount equal to a percentage of the borrower’s excess cash flows (as defined in the Term Loan Facility) in each fiscal year, ranging from 0% to 50% depending on Lands’ End’s secured leverage ratio, and the proceeds from certain asset sales and casualty events. Based on Fiscal 2016 results, a mandatory prepayment triggered, however, excess cash flow was negative resulting in no prepayment to be made in the first quarter of Fiscal 2017.

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
Representations and Warranties; Covenants
Subject to specified exceptions, the Debt Facilities contain various representations and warranties and restrictive covenants that, among other things, restrict the ability of Lands’ End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the ABL Facility falls below the greater of 10% of the loan cap amount or $15.0 million, Lands’ End will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Debt Facilities do not otherwise contain financial maintenance covenants. The Company was in compliance with all financial covenants related to the Debt Facilities as of January 27, 2017.
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
Cash Flows from Operating Activities
Operating activities generated net cash of $23.7 million, $35.9 million and $211.1 million in Fiscal 2016, Fiscal 2015, and Fiscal 2014, respectively. Our primary source of operating cash flows is the sale of merchandise goods and services to customers, while the primary use of cash in operations is the purchase of merchandise inventories.
In Fiscal 2016, net cash provided by operating activities decreased $12.2 million compared to Fiscal 2015 primarily due to:

•	Lower revenues, which drove a decrease in Net (loss) income before non-cash items,

•	Prior year cash payments for taxes and incentive compensation and

•	Changes in marketing strategies, driving increased prepaid advertising, partially offset by

•	Improved inventory management.
In Fiscal 2015, net cash provided by operating activities decreased $175.2 million compared to Fiscal 2014 primarily due to:

•	Lower revenues, which drove a decrease in Net (loss) income before non-cash items and an increase in inventory,

•	Increased inventory purchases to replenish inventory levels, as beginning inventory for Fiscal 2014 was $68.8 million more than beginning inventory for Fiscal 2015,

•	Cash payments for taxes and incentive compensation, and

•	The one time impact in Fiscal 2014 of items that were settled through inter-company transactions with our former parent prior to the separation as described further below.
Cash Flows from Investing Activities
Net cash used in investing activities was $33.3 million, $22.2 million and $16.6 million for Fiscal 2016, Fiscal 2015, and Fiscal 2014, respectively. Cash used in investing activities for all periods was primarily used in investing in information technology infrastructure, specifically ERP, and property and equipment.
For Fiscal 2017, we plan to invest a total of approximately $40 to $50 million in capital expenditures for strategic investments and infrastructure, primarily in technology and general corporate needs.
Cash Flows from Financing Activities
Net cash (used in) / provided in financing activities was $(5.2) million, $(5.2) million and $8.2 million for Fiscal 2016, Fiscal 2015, and Fiscal 2014, respectively. Financing activities in Fiscal 2016 and Fiscal 2015 consisted of required annual payments on our Term Loan Facility. Financing activities in Fiscal 2014 consisted of cash proceeds of $515.0 million from our Term Loan Facility and a $8.5 million contribution from Sears Holdings, offset by a $500.0 million dividend paid to a subsidiary of Sears Holdings Corporation prior to the Separation, $11.4 million of debt issuance costs related to the Debt Facilities and $3.9 million of payments on the Term Loan Facility. Financing activities for Fiscal 2014 prior to the Separation consisted of intercompany activity with Sears Holdings. Contributions from / (distributions to) parent company, net is the net effect of our former parent’s intercompany settlement for transactions with the Lands' End business of Sears Holdings. Subsequent to the Separation, some of these activities are now included in cash flows from operating activities.
Contractual Obligations and Off-Balance-Sheet Arrangements
We have no material off-balance-sheet arrangements other than the guarantees and contractual obligations that are discussed below.
Information concerning our obligations and commitments to make future payments under contracts such as lease agreements, and under contingent commitments, as of January 27, 2017, is aggregated in the following table:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	2-3 Years	4-5 Years	After 5 years
Operating leases(1)	$65,219	$27,881	$30,863	$3,754	$2,721
Principal payments on long-term debt	500,838	5,150	10,300	485,388	—
Interest on long-term debt and ABL Facility fees	90,251	22,263	43,128	24,860	—
Purchase obligations(2)	189,066	189,066	—	—	—
Total contractual obligations	$845,374	$244,360	$84,291	$514,002	$2,721

(1)    Operating lease obligations consist primarily of future minimum lease commitments related to store operating leases (refer to Note 4, Leases, of our consolidated and combined financial statements).

(2)    Purchase obligations primarily represent open purchase orders to purchase inventory.

At January 27, 2017, Lands’ End had UTBs of $6.9 million, which are not reflected in the table above. We are unable to reasonably estimate the timing of liability payments arising from uncertain tax positions in individual years due to uncertainties in the timing of effective settlement of tax positions. Pursuant to the Tax Sharing Agreement, Sears Holdings Corporation is generally responsible for all United States federal, state and local UTBs through the date of the Separation and, as such, the UTBs are recorded in Other liabilities in the Consolidated and Balance Sheets, and an indemnification asset from Sears Holdings Corporation for the $6.5 million pre-Separation UTBs is recorded in Other assets in the Consolidated Balance Sheets.
Financial Instruments with Off-Balance-Sheet Risk
On April 4, 2014, Lands’ End entered into the ABL Facility, which provides for maximum borrowings of $175.0 million for Lands’ End, subject to a borrowing base, with a $30.0 million sub facility for the UK Borrower. The ABL Facility has a sub-limit of $70.0 million for domestic letters of credit and a sub-limit of $15.0 million for letters of credit for the UK Borrower. The ABL Facility is available for working capital and other general corporate purposes, and was undrawn at the Separation and at January 27, 2017, other than for letters of credit. The Company had borrowing availability under the ABL Facility of $155.3 million as of January 27, 2017, net of outstanding letters of credit of $19.7 million.
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
For financial reporting and tax purposes, the Company’s United States inventory, primarily merchandise held for sale, is stated at last-in, first-out (“LIFO”) cost, which is lower than market. The Company accounts for its non-United States inventory on the first-in, first-out (“FIFO”) method. The United States inventory accounted for using the LIFO method was 90% and 88% of total inventory as of January 27, 2017 and January 29, 2016, respectively.
We continually make assessments as to whether the carrying cost of inventory exceeds its market value, and, if so, by what dollar amount. Excess inventories may be disposed of through our Direct segment and Retail segment. Based on historical results experienced through various methods of disposition, we write down the carrying value of inventories that are not expected to be sold at or above cost. The excess and obsolete reserve balances were $20.1 million and $15.5 million as of January 27, 2017 and January 29, 2016, respectively, primarily driven by specific reserves related to Canvas by Lands' End inventory. For the inventory marked down to net realizable value, a one percentage point increase in our adjustment rate at January 27, 2017 would have had an immaterial impact on our consolidated and combined financial statements.
Goodwill and Trade Name Impairment Assessments
Goodwill and the trade name indefinite-lived intangible asset are tested separately for impairment on an annual basis, or are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The goodwill and trade name intangible asset relate to Kmart’s acquisition of Sears Roebuck in March 2005.
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
Goodwill impairment assessments. Our goodwill resides in the Direct reporting unit. The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. We estimate fair value using the best information available, using a discounted cash flow model, commonly referred to as the income approach. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions appropriate to the Company's reporting unit. The projection uses management’s best estimates of economic and market conditions over the projected period, including growth rates in revenues, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. In prior years, a market approach was also used, and the Company's final estimate of the fair value of the reporting unit was developed by weighting the fair values determined through both the market participant and income approaches. The market approach determines a value of the reporting unit by deriving market multiples for the reporting unit based on assumptions potential market participants would use in establishing a bid price for the reporting unit, however, this method is dependent on the availability of comparable market participant information. Due to the lack of comparable market participants, the Company adjusted the valuation methodology to only rely on the discounted cash flow valuation.
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
During Fiscal 2016, Fiscal 2015 and Fiscal 2014, the fair value of the reporting unit exceeded the carrying value and, as such, we did not record any goodwill impairment charges. In Fiscal 2016, Fiscal 2015 and Fiscal 2014, the fair value of the reporting unit exceeded the carrying value by 17.1%, 23.8% and 163.3%, respectively.
The use of different assumptions, estimates or judgments in the first step of the goodwill impairment testing process, such as the estimated future cash flows of our reporting units and the discount rate used to discount such cash flows, could significantly increase or decrease the estimated fair value of a reporting unit. At the Fiscal 2016 annual impairment test date, the conclusion that no indication of goodwill impairment existed for the reporting unit would not have changed had the test been conducted assuming: (1) a 100 basis point increase in the discount rate used to discount the aggregate estimated cash flows of our reporting units to their net present value in determining their estimated fair values and/or (2) a 30 basis point decrease in the estimated sales growth rate and/or terminal period growth rate.
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
In Fiscal 2016, Fiscal 2015 and Fiscal 2014 we tested our indefinite-lived intangible assets as required. As a result of this testing, we recorded a non-cash pretax trade name impairment charge to our Direct segment of $173.0 million and $98.3 million in Fiscal 2016 and Fiscal 2015, respectively, due to lower future revenue forecasts as a result of declining results in Fiscal 2016, including a 3% decline in fourth quarter revenues in Fiscal 2016 compared to Fiscal 2015 and a 6% decline in fourth quarter revenues in Fiscal 2015 compared to Fiscal 2014. Revenues in the fourth quarter generally account for approximately one third of annual revenues due to the significance of the holiday selling season to our business, and therefore fourth quarter results have a significant influence on future projections for the Company. The impairment is recorded in Intangible asset impairment in the Consolidated and Combined Statements of Operations in this Annual Report on Form 10-K. No impairment charge was recorded in Fiscal 2014. Future cash expenditures will not result from these impairment charges. If actual results are not consistent with our estimates and assumptions used in estimating future revenue streams, we may be exposed to further losses.
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
The Company is currently assessing the impact of adopting ASU 2014-09 on our revenue recognition practices. We have organized a team and based upon our preliminary assessment believe it could impact the timing of recognition of revenues from gift cards and revenues from our Direct segment. The Company expects to finalize its evaluation in Fiscal 2017 and will provide updates on its progress in future filings. See Note 2, Summary of Significant Accounting Policies, for further information.
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

At any point in time, many tax years are subject to or in the process of being audited by various taxing authorities. To the extent our estimates of settlements change or the final tax outcome of these matters is different from the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. Our income tax expense includes changes in our estimated liability for exposures associated with our various tax filing positions. Determining the income tax expense for these potential assessments requires management to make assumptions that are subject to factors such as proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations, and resolution of tax audits. The Company performed an evaluation over its deferred tax assets and determined that a valuation allowance is not considered necessary. Without the $173.0 million and $98.3 million non-cash impairment charges to the indefinite-lived intangible asset in Fiscal 2016 and Fiscal 2015, respectively, the Company would not be in a cumulative loss position.
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
The following additional factors, among others, could cause our actual results, performance, and achievements to differ from those described in the forward-looking statements: our ability to offer merchandise and services that customers want to purchase, including a product assortment with improved fit and quality; changes in customer preference from our branded merchandise; customers’ use of our digital platform, including customer acceptance of our efforts to enhance our e-commerce websites; the success of our overall marketing strategies, including our efforts to maintain and grow a robust customer list; customer response to direct mail catalogs and digital/social media marketing efforts; the success of initiatives that are intended to optimize catalog productivity; our dependence on information technology and a failure of information technology systems, including with respect to our e-commerce operations, or an inability to upgrade or adapt our systems; the success of our ERP implementation; our failure to maintain the security of customer, employee or company information; legal, regulatory, economic and political risks associated with international trade and those markets in which we conduct business and source our merchandise; impairment of our relationships with our vendors; the impact on our business of adverse worldwide economic and market conditions, including economic factors that negatively impact consumer spending on discretionary items; our failure to compete effectively in the apparel industry; the success of efforts to optimize promotions to drive sales and maximize gross margin dollars; the success of our efforts to grow and expand into new markets and channels; if Sears Roebuck sells or disposes of its retail stores, including pursuant to recapture rights granted to Seritage Growth Properties and other parties, or if its retail business does not attract customers or does not adequately provide services to Lands’ End Shops at Sears; our failure to timely and effectively obtain shipments of products from our vendors and deliver merchandise to our customers; our failure to efficiently manage inventory levels; our failure to protect or preserve the image of our brands and our intellectual property rights; incurrence of charges due to impairment of goodwill, other intangible assets and long-lived assets; our failure to retain our executive management team and to attract qualified new personnel; fluctuations and increases in the costs of raw materials; increases in postage, paper and printing costs; failure by third parties who provide us with services in connection with certain aspects of our business to perform their obligations; the adverse effect on our reputation if our independent vendors do not use ethical business practices or comply with applicable laws and regulations; our exposure to periodic litigation and other regulatory proceedings, including with respect to product liability claims; assessments for additional state taxes; the seasonal nature of our business; unseasonal or severe weather conditions; the failure of Sears Holdings or its subsidiaries to perform under various agreements due to insolvency or otherwise; the inability of our past performance generally, as reflected on our historical financial statements, to be indicative of our future performance; our agreements related to the Separation and certain of our agreements that govern our continuing relationship with Sears Holdings were negotiated while we were a subsidiary of Sears Holdings and we may have received better terms from an unaffiliated third party; potential indemnification liabilities to Sears Holdings pursuant to the separation and distribution agreement; the ability of our principal stockholders to exert substantial influence over us; potential liabilities under fraudulent conveyance and transfer laws and legal capital requirements; the impact of increased costs due to a decrease in our purchasing power following the Separation and other losses of benefits associated with being a subsidiary of Sears Holdings; and other factors.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in currency rates. We have not been materially impacted by fluctuations in foreign currency exchange rates as a significant portion of our business is transacted in United States dollars, and is expected to continue to be transacted in United States dollars or United States dollar-based currencies. As of January 27, 2017 we had $27.6 million of cash denominated in foreign currency, principally in British Pounds, Euros and Yen. We do not enter into financial instruments for trading purposes or hedging and have not used any derivative financial instruments. We do not consider our foreign earnings to be permanently reinvested.
We are subject to interest rate risk with our Term Loan Facility and our ABL Facility, as both require us to pay interest on outstanding borrowings at variable rates. Each one percentage point change in interest rates associated with the Term Loan Facility would result in a $4.0 million change in our annual cash interest expenses. Assuming our ABL Facility was fully drawn to a principal amount equal to $175.0 million, each one percentage point change in interest rates would result in a $1.8 million change in our annual cash interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm	50
Consolidated and Combined Statements of Operations for Fiscal Years Ended January 27, 2017, January 29, 2016 and January 30, 2015	52
Consolidated and Combined Statements of Comprehensive Operations for Fiscal Years Ended January 27, 2017, January 29, 2016 and January 30, 2015	53
Consolidated Balance Sheets at January 27, 2017 and January 29, 2016	54
Consolidated and Combined Statements of Cash Flows for Fiscal Years Ended January 27, 2017, January 29, 2016 and January 30, 2015	55
Consolidated and Combined Statements of Changes in Stockholders' Equity for Fiscal Years Ended January 27, 2017, January 29, 2016 and January 30, 2015	56
Notes to Consolidated and Combined Financial Statements	57

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lands’ End, Inc.:

We have audited the accompanying consolidated balance sheets of Lands’ End, Inc. and subsidiaries (the "Company") as of January 27, 2017 and January 29, 2016, and the related consolidated and combined statements of operations, comprehensive operations, cash flows, and changes in stockholders’ equity for each of the three fiscal years in the period ended January 27, 2017. We also have audited the Company's internal control over financial reporting as of January 27, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Lands’ End Inc. and subsidiaries as of January 27, 2017 and January 29, 2016, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 27, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 27, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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
March 31, 2017

LANDS’ END, INC.
Consolidated and Combined Statements of Operations
for Fiscal Years Ended January 27, 2017, January 29, 2016 and January 30, 2015

(in thousands except per share data)	2016	2015	2014
REVENUES
Net revenue	$1,335,760	$1,419,778	$1,555,353
Cost of sales (excluding depreciation and amortization)	759,352	767,189	819,422
Gross profit	576,408	652,589	735,931

Selling and administrative	536,576	545,301	573,335
Depreciation and amortization	19,003	17,399	19,703
Intangible asset impairment	173,000	98,300	—
Other operating expense (income), net	460	(3,327)	3,250
Total costs and expenses	729,039	657,673	596,288
Operating (loss) income	(152,631)	(5,084)	139,643
Interest expense	24,630	24,826	20,494
Other expense (income), net	1,619	(671)	(1,408)
(Loss) income before income taxes	(178,880)	(29,239)	120,557
Income tax (benefit) expense	(69,098)	(9,691)	46,758
NET (LOSS) INCOME	$(109,782)	$(19,548)	$73,799
NET (LOSS) INCOME PER COMMON SHARE ATTRIBUTABLE TO STOCKHOLDERS (Note 2)
Basic:	$(3.43)	$(0.61)	$2.31
Diluted:	$(3.43)	$(0.61)	$2.31

Basic weighted average common shares outstanding	32,021	31,979	31,957
Diluted weighted average common shares outstanding	32,021	31,979	32,016

See accompanying Notes to Consolidated and Combined Financial Statements.

LANDS’ END, INC.
Consolidated and Combined Statements of Comprehensive Operations
for Fiscal Years Ended January 27, 2017, January 29, 2016 and January 30, 2015

(in thousands)	2016	2015	2014
NET (LOSS) INCOME	$(109,782)	$(19,548)	$73,799
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(3,042)	(2,086)	(5,303)
COMPREHENSIVE (LOSS) INCOME	$(112,824)	$(21,634)	$68,496

See accompanying Notes to Consolidated and Combined Financial Statements.

LANDS’ END, INC.
Consolidated Balance Sheets

(in thousands, except share data)	January 27, 2017	January 29, 2016
ASSETS
Current assets
Cash and cash equivalents	$213,108	$228,368
Restricted cash	3,300	3,300
Accounts receivable, net	39,284	32,061
Inventories, net	325,314	329,203
Prepaid expenses and other current assets	26,394	23,618
Total current assets	607,400	616,550
Property and equipment, net	122,836	109,831
Goodwill	110,000	110,000
Intangible asset, net	257,000	430,000
Other assets	17,155	15,145
Total assets	$1,114,391	$1,281,526
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$162,408	$146,097
Other current liabilities	86,446	83,992
Total current liabilities	248,854	230,089
Long-term debt, net	490,043	493,838
Long-term deferred tax liabilities	90,467	157,252
Other liabilities	13,615	15,838
Total liabilities	842,979	897,017
Commitments and contingencies
STOCKHOLDERS' EQUITY
Common stock, par value $0.01- authorized: 480,000,000 shares; issued and outstanding: 32,029,359, 31,991,668, respectively	320	320
Additional paid-in capital	343,971	344,244
Retained (deficit) earnings	(60,453)	49,329
Accumulated other comprehensive loss	(12,426)	(9,384)
Total stockholders’ equity	271,412	384,509
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,114,391	$1,281,526

See accompanying Notes to Consolidated and Combined Financial Statements.

LANDS’ END, INC.
Consolidated and Combined Statements of Cash Flows
for Fiscal Years Ended January 27, 2017, January 29, 2016 and January 30, 2015

(in thousands)	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(109,782)	$(19,548)	$73,799
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	19,003	17,399	19,703
Intangible asset impairment	173,000	98,300	—
Product recall	(212)	(3,371)	4,713
Amortization of debt issuance costs	1,712	1,741	1,563
Loss on disposal of property and equipment	672	44	239
Stock-based compensation	2,230	2,395	2,118
Deferred income taxes	(67,253)	(22,670)	17,545
Change in operating assets and liabilities:
Inventories	755	(29,819)	64,252
Accounts payable	16,951	10,005	19,207
Other operating assets	(12,356)	3,462	(9,342)
Other operating liabilities	(1,027)	(22,047)	17,324
Net cash provided by operating activities	23,693	35,891	211,121
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	47	—	—
Purchases of property and equipment	(33,319)	(22,224)	(16,608)
Net cash used in investing activities	(33,272)	(22,224)	(16,608)
CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from / (distributions to) Sears Holdings, net	—	—	8,481
Proceeds from issuance of long-term debt	—	—	515,000
Payments on term loan facility	(5,150)	(5,150)	(3,862)
Debt issuance costs	—	—	(11,433)
Dividend paid to a subsidiary of Sears Holdings Corporation	—	—	(500,000)
Net cash (used in) provided by financing activities	(5,150)	(5,150)	8,186
Effects of exchange rate changes on cash	(531)	(1,603)	(3,656)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15,260)	6,914	199,043
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	228,368	221,454	22,411
CASH AND CASH EQUIVALENTS, END OF YEAR	$213,108	$228,368	$221,454
SUPPLEMENTAL INFORMATION:
Supplemental Cash Flow Data:
Unpaid liability to acquire property and equipment	$8,419	$8,182	$4,157
Income taxes paid	$3,653	$23,991	$19,842
Interest paid	$22,484	$22,690	$18,726

See accompanying Notes to Consolidated and Combined Financial Statements.

LANDS’ END, INC.
Consolidated and Combined Statements of Changes in Stockholders’ Equity

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Net Parent Company Investment	Total Stockholders' Equity
(in thousands except share data)	Shares	Amount
Balance at February 1, 2014	—	$—	$—	$—	$(1,995)	$794,309	$792,314
Net income	—	—	—	68,877	—	4,922	73,799
Cumulative translation adjustment, net of tax	—	—	—	—	(5,303)	—	(5,303)
Stock-based compensation expense	—	—	2,118	—	—		2,118
Contribution from Sears Holdings, net	—	—	—	—	—	8,481	8,481
Dividend paid to parent company	—	—	—	—	—	(500,000)	(500,000)
Separation related adjustment	—	—	—	—	—	32,784	32,784
Reclassification of net parent company investment to common stock and additional paid-in capital in conjunction with the separation	31,956,521	320	340,176	—	—	(340,496)	—
Balance at January 30, 2015	31,956,521	320	342,294	68,877	(7,298)	—	404,193
Net loss	—	—	—	(19,548)	—	—	(19,548)
Cumulative translation adjustment, net of tax	—	—	—	—	(2,086)	—	(2,086)
Stock-based compensation expense	—	—	2,395	—	—	—	2,395
Vesting of restricted shares	52,948	—	—	—	—	—	—
Restricted stock shares surrendered for taxes	(17,801)	—	(445)	—	—	—	(445)
Balance at January 29, 2016	31,991,668	320	344,244	49,329	(9,384)	—	384,509
Net loss	—	—	—	(109,782)	—		(109,782)
Cumulative translation adjustment, net of tax	—	—	—	—	(3,042)	—	(3,042)
Adjustment from pre-Separation deferred tax liabilities	—	—	(2,107)	—	—	—	(2,107)
Stock-based compensation expense	—	—	2,230	—	—	—	2,230
Vesting of restricted shares	57,543	—	—	—	—	—	—
Restricted stock shares surrendered for taxes	(19,852)	—	(396)	—	—	—	(396)
Balance at January 27, 2017	32,029,359	$320	$343,971	$(60,453)	$(12,426)	$—	$271,412

See accompanying Notes to Consolidated and Combined Financial Statements.

LANDS’ END, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
NOTE 1. BACKGROUND AND BASIS OF PRESENTATION
Description of Business and Separation
Lands' End, Inc. (“Lands’ End” or the “Company”) is a leading multi-channel retailer of casual clothing, accessories and footwear, as well as home products. Lands' End offers products through catalogs, online at www.landsend.com and affiliated specialty and international websites, and through retail locations, primarily at Lands’ End Shops at Sears and Lands’ End stores.
Terms that are commonly used in the Company's notes to consolidated financial statements are defined as follows:
•ABL Facility - Asset-based senior secured credit agreements, dated as of April 4, 2014, with Bank of America, N.A and certain other lenders
•Adjusted EBITDA - Adjusted Earnings before Interest, Taxes, Depreciation and Amortization, Other Income, net, and certain significant items
•ASC - Financial Accounting Standards Board Accounting Standards Codification, which serves as the source for authoritative GAAP, except that rules and interpretive releases by the SEC are also sources of authoritative GAAP for SEC registrants
•ASU - Financial Accounting Standards Board Accounting Standards Update
•CAM - Common area maintenance for leased properties
•Debt Facilities - Collectively, the ABL Facility and the Term Loan Facility
•Deferred Awards - Time vesting stock awards
•EPS - Earnings per share
•ERP - Enterprise resource planning software solutions
•ESL - ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert
•FASB - Financial Accounting Standards Board
•First Quarter 2016 - The 13 weeks ended April 29, 2016
•First Quarter 2015 - The 13 weeks ended May 1, 2015
•Fiscal 2017 - The Company's next fiscal year representing the 53 weeks ending February 2, 2018
•Fiscal 2016 - The 52 weeks ended January 27, 2017
•Fiscal 2015 - The 52 weeks ended January 29, 2016
•Fiscal 2014 - The 52 weeks ended January 30, 2015
•Fourth Quarter 2016 - The 13 weeks ended January 27, 2017
•Fourth Quarter 2015 - The 13 weeks ended January 29, 2016
•GAAP - Accounting principles generally accepted in the United States
•LIBOR - London inter-bank offered rate
•Performance Awards - Performance-based stock awards
•Sears Holdings or Sears Holdings Corporation - Sears Holdings Corporation, a Delaware Corporation, and its consolidated subsidiaries (other than, for all periods following the Separation, Lands' End)
•Sears Roebuck - Sears, Roebuck and Co., a subsidiary of Sears Holdings Corporation
•SEC - United States Securities and Exchange Commission

•Second Quarter 2016 - The 13 weeks ended July 29, 2016
•Second Quarter 2015 - The 13 weeks ended July 31, 2015
•Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders
•SHMC - Sears Holdings Management Corporation, a subsidiary of Sears Holdings Corporation
•SHCP - SHC Promotions LLC, a subsidiary of Sears Holdings Corporation
•SYW - Shop Your Way member loyalty program
•Tax Sharing Agreement - A tax sharing agreement entered into by Sears Holdings Corporation and Lands' End in connection with the Separation
•Term Loan Facility - Term loan credit agreements, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders
•Third Quarter 2016 - The 13 weeks ended October 28, 2016
•Third Quarter 2015 - The 13 weeks ended October 31, 2015
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
Basis of Presentation
The financial statements presented herein represent (1) periods prior to April 4, 2014 when Lands' End was a wholly owned subsidiary of Sears Holdings Corporation (referred to as “Combined Financial Statements”) and (2) the period as of and subsequent to April 4, 2014 when Lands' End became a separate publicly-traded company (referred to as “Consolidated Financial Statements”).
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Fiscal Year
The Company’s fiscal year end is on the Friday preceding the Saturday closest to January 31 each year. Fiscal Years 2016, 2015 and 2014 each consisted of 52 weeks. Unless the context otherwise requires. The following fiscal periods are presented in this report.

Fiscal Year	Ended	Weeks
2016	January 27, 2017	52
2015	January 29, 2016	52
2014	January 30, 2015	52
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
Cash and cash equivalents
Cash and cash equivalents consist of highly liquid temporary instruments purchased with original maturities of three months or less and includes deposits in-transit from banks for payments related to third-party credit card and debit card transactions within cash.
Restricted cash
The Company classifies cash balances pledged as collateral for an employee benefit trust fund as Restricted cash on the Consolidated Balance Sheets.
Allowance for Doubtful Accounts
The Company provides an allowance for doubtful accounts based on both historical experience and specific identification. Allowances for doubtful accounts on accounts receivable balances were $0.6 million as of January 27, 2017 and January 29, 2016. Accounts receivable balance is presented net of the Company’s allowance for doubtful accounts and is comprised of various customer-related accounts receivable.
Changes in the balance of the allowance for doubtful accounts are as follows for the following years:

(in thousands)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Beginning balance	$626	$688	$1,031
Provision	281	286	371
Write-offs	(328)	(348)	(714)
Ending balance	$579	$626	$688
Inventory
Inventories primarily consist of merchandise purchased for resale. For financial reporting and tax purposes, the Company’s United States inventory, primarily merchandise held for sale, is stated at last-in, first-out (“LIFO”) cost, which is lower than market. The Company accounts for its non-United States inventory on the first-in, first-out (“FIFO”) method. The United States inventory accounted for using the LIFO method was 90% and 88% of total inventory as of January 27, 2017 and January 29, 2016, respectively. If the FIFO method of accounting for inventory had been used, the effect on inventory would have been immaterial as of January 27, 2017 and January 29, 2016.
The Company maintains a reserve for excess and obsolete inventory. The reserve is calculated based on historical experience related to liquidation/disposal of identified inventory. The excess and obsolescence reserve balances were $20.1 million and $15.5 million as of January 27, 2017 and January 29, 2016, respectively. In Fiscal 2016, the Company sold approximately $3.8 million of inventory in exchange for marketing trade credits. This was recorded as a non-monetary transaction and the trade credits receivable was recorded at the value of the inventory exchanged. As of January 27, 2017, the Company had approximately $1.0 million and $3.6 million of trade credits receivable recorded in Accounts receivable, net and Other assets, respectively, including trade credits recorded in prior years, based on the time period in which the credits are expected to be used.
Deferred Catalog Costs and Marketing
Costs incurred for direct response marketing consist primarily of catalog production and mailing costs that are generally amortized within two months from the date catalogs are mailed. Unamortized marketing costs reported as prepaid assets were $12.7 million and $11.5 million as of January 27, 2017 and January 29, 2016, respectively. The

Company expenses the costs of marketing for website, magazine, newspaper, radio and other general media when the marketing takes place. Marketing expenses, including catalog costs amortization, website-related costs and other print media were $193.2 million, $199.0 million and $208.0 million for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. These costs are included within Selling and administrative expenses in the accompanying Consolidated and Combined Statements of Operations.
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

(in thousands)	Asset Lives	January 27, 2017	January 29, 2016
Land	—	$3,466	$3,509
Buildings and improvements	15-30	98,213	99,957
Furniture, fixtures and equipment	3-10	78,563	78,864
Computer hardware and software	3-5	82,491	75,170
Leasehold improvements	3-7	11,176	12,841
Assets in development		34,882	17,020
Gross property and equipment		308,791	287,361
Accumulated depreciation		(185,955)	(177,530)
Total property and equipment, net		$122,836	$109,831

As of January 27, 2017 and January 29, 2016, assets in development relate primarily to technological investments in a new ERP system.
Depreciation expense is recorded over the estimated useful lives of the respective assets using the straight-line method. Leasehold improvements are depreciated over the shorter of the associated lease term or the estimated useful life of the asset. Depreciation expense included within Depreciation and amortization expense reported in the accompanying Consolidated and Combined Statements of Operations was $19.0 million, $17.0 million and $17.1 million for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.
Impairment of Long-Lived Assets
Long-lived assets, including property and equipment are subject to a review for impairment if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future undiscounted cash flows generated by an asset or asset group is less than its carrying amount, the Company then determines the fair value of the asset generally by using a discounted cash flow model. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value as determined based on quoted market prices or through the use of other valuation techniques. There were no impairments of long-lived assets recognized in Fiscal 2016, Fiscal 2015 or Fiscal 2014.
Goodwill and Indefinite-lived Intangible Asset Impairment Assessments
Goodwill and the indefinite-lived trade name intangible asset are tested separately for impairment on an annual basis, or are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company's goodwill and trade name intangible asset relate to Kmart Holding Corporation’s acquisition of Sears Roebuck in March 2005.
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
Goodwill impairment assessments. The Company's goodwill resides in the Direct reporting unit. The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. Lands' End estimates fair value using the best information available, using a discounted cash flow model, commonly referred to as the income approach. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions appropriate to the Company's reporting unit. The projection uses management’s best estimates of economic and market conditions over the projected period, including growth rates in revenues, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. In prior years, a market approach was also used, and the Company's final estimate of the fair value of the reporting unit was developed by weighting the fair values determined through both the market participant and income approaches. The market approach determines a value of the reporting unit by deriving market multiples for the reporting unit based on assumptions potential market participants would use in establishing a bid price for the reporting unit, however, this method is dependent on the availability of comparable market participant information. Due to the lack of comparable market participants, the Company adjusted the valuation methodology to only rely on the discounted cash flow valuation.
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
During Fiscal 2016, Fiscal 2015 and Fiscal 2014, the fair value of the reporting unit exceeded the carrying value and, as such, the Company did not record any goodwill impairment charges. In Fiscal 2016, Fiscal 2015 and Fiscal 2014, the fair value of the reporting unit exceeded the carrying value by 17.1%, 23.8% and 163.3%, respectively.
Indefinite-lived intangible asset impairment assessments. The Company's indefinite-lived intangible asset, the Lands' End trade name, resides in the Direct reporting unit. Lands' End reviews the trade name for impairment by comparing the carrying amount to its fair value. The Company considers the income approach when testing the indefinite-lived intangible asset for impairment on an annual basis. Lands' End determined that the income approach, specifically the relief from royalty method, was most appropriate for analyzing the Company's indefinite-lived asset. This method is based on the assumption that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset class. The relief from royalty method involves two steps: (1) estimation of reasonable royalty rates for the assets and (2) the application of these royalty rates to a net revenue stream and discounting the resulting cash flows to determine a present value. The Company multiplied the selected royalty rate by the forecasted net revenue stream to calculate the cost savings (relief from royalty payment) associated with the asset. The cash flows are then discounted to present value using the selected discount rate and compared to the carrying value of the asset.
In Fiscal 2016, Fiscal 2015 and Fiscal 2014, the Company tested the indefinite-lived intangible assets as required. As a result of this testing, in Fiscal 2016 and Fiscal 2015 the Company recorded a non-cash pretax trade name impairment charge to the Direct segment of approximately $173.0 million and $98.3 million, respectively, to the Intangible asset impairment line in the Consolidated and Combined Statements of Operations. No trade name impairment charges were recorded in Fiscal 2014.

Financial Instruments with Off-Balance-Sheet Risk
Lands' End entered into the ABL Facility, which provides for maximum borrowings of $175.0 million for Lands' End, subject to a borrowing base, with a $30.0 million sub facility for the UK Borrower. The ABL Facility has a sub-limit of $70.0 million for domestic letters of credit and a sub-limit of $15.0 million for letters of credit for the UK Borrower. The ABL Facility is available for working capital and other general corporate purposes, and was undrawn at January 27, 2017 and January 29, 2016, other than for letters of credit. See Note 3, Debt.
Fair Value of Financial Instruments
The Company determines the fair value of financial instruments in accordance with accounting standards pertaining to fair value measurements. Such standards define fair value and establish a framework for measuring fair value in accordance with GAAP. Under fair value measurement accounting standards, fair value is considered to be the exchange price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The Company reports or discloses the fair value of financial assets and liabilities based on the fair value hierarchy prescribed by accounting standards for fair value measurements, which prioritizes the inputs to valuation techniques used to measure fair value into three levels.
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable. Total accounts receivable were $39.3 million and $32.1 million as of January 27, 2017 and January 29, 2016, respectively. Bad debt expense was $0.3 million, $0.3 million and $0.4 million in Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. At January 27, 2017 and January 29, 2016 accounts receivable included $3.7 million and $3.9 million, respectively, due from Sears Holdings.
Cash and cash equivalents, Accounts receivable, Accounts payable and Other current liabilities are reflected in the Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments.
Long-term debt is reflected in the Consolidated Balance Sheets at amortized cost. The fair value of debt was determined utilizing level 2 valuation techniques based on the closing inactive market bid price on January 27, 2017 and January 29, 2016. See Note 7, Fair Value of Financial Assets and Liabilities.
Foreign Currency Translations and Transactions
The Company translates the assets and liabilities of foreign subsidiaries from their respective functional currencies to United States dollars at the appropriate spot rates as of the balance sheet date. Revenue and expenses of operations are translated to United States dollars using weighted average exchange rates during the year. The foreign subsidiaries use the local currency as their functional currency. The effects of foreign currency translation adjustments are included as a component of Accumulated other comprehensive loss in the accompanying Consolidated and Combined Statements of Changes in Stockholders' Equity. The Company recognized insignificant net foreign exchange transaction losses in Fiscal 2016, and losses of $5.7 million and $4.7 million in Fiscal 2015 and Fiscal 2014, respectively, in the accompanying Consolidated and Combined Statements of Operations.
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

Reserves for sales returns and allowances consisted of the following:

(in thousands)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Beginning balance	$12,605	$13,868	$13,805
Provision	143,410	166,579	187,000
Write-offs	(144,221)	(167,842)	(186,937)
Ending balance	$11,794	$12,605	$13,868
The Company sells gift certificates, gift cards and e-certificates (collectively, “gift cards”) to customers through both the Direct and Retail segments. The gift cards do not have expiration dates. Revenue from gift cards are recognized when (i) the gift card is redeemed by the customer for merchandise, or (ii) after three years when the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”) and the Company does not have a legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions. Revenue recognized from gift card breakage was $2.3 million, $2.2 million and $1.7 million in Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.
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
Prior to the Separation, expenses related to the Lands’ End Shops at Sears were allocated to the Company by Sears Holdings, as well as shared services, co-location and services costs. Subsequent to the Separation, these expenses were charged to the Company by Sears Holdings. Selling and administrative expenses included $52.9 million, $56.6 million and $62.3 million in Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively, of costs allocated or charged to the Company by Sears Holdings. See Note 11, Related Party Agreements and Transactions.
Product Recall
In Fiscal 2014, the Company recorded a $4.7 million accrual related to a recall of selected styles of children’s sleepwear that did not meet the federal flammability standard. In Fiscal 2016 and Fiscal 2015, $0.2 million and $3.4 million, respectively, was reversed due to customer return rates for the recalled products being lower than estimated despite the efforts by the Company to contact impacted customers. This reversal was recorded in Other operating income (expense), net.
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
The Company performed an evaluation over its deferred tax assets and determined that a valuation allowance is not considered necessary. Without the $173.0 million and $98.3 million non-cash impairment charges to the indefinite-lived intangible asset in Fiscal 2016 and Fiscal 2015, respectively, the Company would not be in a cumulative loss position.
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
Self-Insurance
The Company has a self-insured plan for health and welfare benefits and provides an accrual to cover the obligation. The accrual for the self-insured liability is based on claims filed and an estimate of claims incurred but not yet reported. The Company considers a number of factors, including historical claims information, when determining the amount of the accrual. Costs related to the administration of the plan and related claims are expensed as incurred. Total expenses were $18.2 million, $16.2 million and $14.1 million for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.
The Company also has a self-insured plan for certain costs related to workers’ compensation. The Company obtains third-party insurance coverage to limit exposure to this self-insured risk.
Postretirement Benefit Plan
Effective January 1, 2006, the Company decided to indefinitely suspend eligibility to the postretirement medical plan for future company retirees. In addition, the Company elected to immediately recognize all existing net actuarial losses and prior service costs and were not material in Fiscal 2014 prior to the Separation. At the time of the Separation the $1.5 million liability related to postretirement benefits was transferred to Sears Holdings Corporation as it assumed administration and funding of the plan after the Separation. This transaction was accounted for as an adjustment to Net parent company investment and did not result in cash flows.
The Company also has a 401(k) retirement plan, which covers most regular employees and allows them to make contributions. The Company also provides a matching contribution on a portion of the employee contributions.

Total expense provided under this plan was $3.3 million, $3.3 million and $3.4 million for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.
Other Comprehensive Loss
Other comprehensive loss encompasses all changes in equity other than those arising from transactions with stockholders, and is comprised solely of foreign currency translation adjustments and net income.

(in thousands)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Beginning balance: Accumulated other comprehensive loss (net of tax of $5,053, $3,931 and $1,211, respectively)	$(9,384)	$(7,298)	$(1,995)
Other comprehensive loss
Foreign currency translation adjustments (net of tax of $1,638, $1,122, and $2,720, respectively)	(3,042)	(2,086)	(5,303)
Ending balance: Accumulated other comprehensive loss (net of tax of $6,691, $5,053, and $3,931, respectively)	$(12,426)	$(9,384)	$(7,298)
Comprehensive loss—no amounts were reclassified out of Accumulated other comprehensive loss during any of the periods presented.
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
The following table summarizes the components of basic and diluted EPS:

(in thousands, except per share amounts)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Net (loss) income	$(109,782)	$(19,548)	$73,799

Basic weighted average shares outstanding	32,021	31,979	31,957
Dilutive effect of stock awards	—	—	59
Diluted weighted average shares outstanding	32,021	31,979	32,016

Basic (loss) earnings per share	$(3.43)	$(0.61)	$2.31
Diluted (loss) earnings per share	$(3.43)	$(0.61)	$2.31
Stock awards are considered anti-dilutive based on the application of the treasury stock method or in the event of a net loss. There were 163,633 and 41,994 anti-dilutive shares excluded from the diluted weighted average shares outstanding in Fiscal 2016 and Fiscal 2015, respectively. There were no anti-dilutive securities excluded from the diluted weighted average shares outstanding in Fiscal 2014.
New Accounting Pronouncements
Simplifying the Measurement of Inventory
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. Under this ASU, non-LIFO inventory will be measured at the lower of cost and net realizable value, eliminating the options that currently exist for market valuation. The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. No other changes were made to the current guidance on inventory measurement. This guidance was effective for Lands' End in the First Quarter 2016 and only applies to our international inventory as United States inventory is valued using LIFO. The adoption of this guidance did not have a material impact on the Company's Consolidated and Combined Financial Statements.
Customer's Accounting for Fees Paid in a Cloud Computing Arrangement
In April 2015, the FASB issued ASU 2015-05, Customers' Accounting for Fees Paid in a Cloud Computing Arrangement, which clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software under ASC 350-40. This guidance was effective for Lands' End in the First Quarter 2016. The adoption of this guidance did not have a material impact on the Company's Consolidated and Combined Financial Statements.
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
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This guidance was deferred by ASU 2015-14, Revenue from Contracts with Customers, issued by the FASB in August 2015, and will be effective for Lands' End in the first quarter of its fiscal year ending February 1, 2019. Subsequently, the FASB has also issued ASUs which clarify the guidance.
The Company is currently assessing the impact of adopting ASU 2014-09 on our revenue recognition practices. We have organized a team and based upon our preliminary assessment believe it could impact the timing of recognition of revenues from gift cards and revenues from our Direct segment. The Company expects to finalize its evaluation in Fiscal 2017 and will provide updates on its progress in future filings.
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
Intangibles - Goodwill and Other
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other, which simplifies the test for goodwill impairment. This update removes the second step of the goodwill impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This guidance will be effective for Lands' End for its fiscal year ending January 29, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company’s Consolidated and Combined Financial Statements.
Reclassifications
In First Quarter 2016, the Company adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changed the required presentation of debt issuance costs from an asset on the balance sheet to a deduction from related debt liability. As a result of the adoption, the Company reclassified debt issuance costs from Prepaid expenses and other current assets and Other assets as of January 29, 2016 to Long-term debt. This reclassification had no effect on the Consolidated Statements of Operations, Comprehensive Operations, Stockholders’ Equity or Cash Flows. See Note 3, Debt, for further discussion.
NOTE 3. DEBT
Debt Arrangements
On April 4, 2014, Lands’ End entered into the ABL Facility, which provides for maximum borrowings of $175.0 million for Lands’ End, subject to a borrowing base, with a $30.0 million sub facility for the UK Borrower. The ABL Facility has a sub-limit of $70.0 million for domestic letters of credit and a sub-limit of $15.0 million for letters of credit for the UK Borrower. The ABL Facility is available for working capital and other general corporate purposes, and was undrawn at January 27, 2017 and January 29, 2016, other than for letters of credit.
Also on April 4, 2014, Lands’ End entered into the Term Loan Facility of $515.0 million, the proceeds of which were used to pay a dividend of $500.0 million to a subsidiary of Sears Holdings Corporation immediately prior to the Separation and to pay fees and expenses associated with the Debt Facilities of approximately $11.4 million, with the remaining proceeds used for general corporate purposes. The fees were capitalized as debt issuance costs and are being amortized as an adjustment to Interest expense over the remaining life of the Debt Facilities.
The Company's debt consisted of the following:

	January 27, 2017		January 29, 2016
(in thousands)	Principal Amount	Interest Rate	Principal Amount	Interest Rate
Term Loan Facility, maturing April 4, 2021	$500,838	4.25%	$505,988	4.25%
ABL Facility, maturing April 4, 2019	—	—%	—	—%
	500,838		505,988
Less: current maturities in Other current liabilities	5,150		5,150
Less: unamortized debt issuance costs	5,645		7,000
Long-term debt, net	$490,043		$493,838
During First Quarter 2016, the Company adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance, which requires an entity to present debt issuance costs as a deduction from the related debt liability. To conform to the current year presentation the Company reclassified $1.4 million of Prepaid expenses and other current assets and $5.6 million of Other assets to Long-term debt as of as of January 29, 2016.
The following table summarizes the Company's borrowing availability under the ABL Facility:

(in thousands)	January 27, 2017	January 29, 2016
ABL maximum borrowing	$175,000	$175,000
Outstanding letters of credit	19,705	24,311
Borrowing availability under ABL	$155,295	$150,689

Interest; Fees
The interest rates per annum applicable to the loans under the Debt Facilities are based on a fluctuating rate of interest measured by reference to, at the borrowers’ election, either (i) an adjusted LIBOR plus a borrowing margin, or (ii) an alternative base rate plus a borrowing margin. The borrowing margin is fixed for the Term Loan Facility at 3.25% in the case of LIBOR loans and 2.25% in the case of base rate loans. For the Term Loan Facility, LIBOR is subject to a 1% interest rate floor. The borrowing margin for the ABL Facility is subject to adjustment based on the average excess availability under the ABL Facility for the preceding fiscal quarter, and will range from 1.50% to 2.00% in the case of LIBOR borrowings and will range from 0.50% to 1.00% in the case of base rate borrowings.
Customary agency fees are payable in respect of both Debt Facilities. The ABL Facility fees also include (i) commitment fees, based on a percentage ranging from approximately 0.25% to 0.375% of the daily unused portions of the ABL Facility, and (ii) customary letter of credit fees.
Amortization and Prepayments
The Term Loan Facility amortizes at a rate equal to 1% per annum, and is subject to mandatory prepayment in an amount equal to a percentage of the borrower’s excess cash flows (as defined in the Term Loan Facility) in each fiscal year, ranging from 0% to 50% depending on Lands’ End’s secured leverage ratio, and the proceeds from certain asset sales and casualty events. Based on Fiscal 2016 results, a mandatory prepayment triggered, however, excess cash flow was negative resulting in no prepayment to be made in the first quarter of Fiscal 2017. The Company’s aggregate scheduled maturities of the Term Loan Facility as of January 27, 2017 are as follows:

(in thousands)
Less than 1 year	$5,150
1 - 2 years	5,150
2 - 3 years	5,150
3 - 4 years	5,150
4 - 5 years	480,238
$500,838
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
Representations and Warranties; Covenants
Subject to specified exceptions, the Debt Facilities contain various representations and warranties and restrictive covenants that, among other things, restrict the ability of Lands’ End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the ABL Facility falls below the greater of 10% of the loan cap amount or $15.0 million, Lands’ End will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Debt Facilities do not otherwise contain financial maintenance covenants. The Company was in compliance with all financial covenants related to the Debt Facilities as of January 27, 2017.
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
NOTE 4. LEASES
The Company leases stores, office space and warehouses under various leasing arrangements. As of January 27, 2017, the Company leases store space in 216 Sears Holdings store locations (see Note 11, Related Party Agreements and Transactions) and 12 Lands’ End Stores. The total number of retail stores, 230, includes two Lands’ End stores that are owned by the Company which have no required minimum lease payments. All leases are accounted for as operating leases. Operating lease obligations are based upon contractual minimum rents. Certain leases include renewal options.
Total rental expense under operating leases was $30.6 million, $31.1 million and $32.0 million for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.

Total future commitments under these operating leases (primarily leased Lands’ End Shops at Sears space at Sears Holdings locations as described in Note 11, Related Party Agreements and Transactions) as of January 27, 2017 are as follows for the fiscal years ending (in thousands):

2017	$27,881
2018	18,663
2019	12,199
2020	2,180
2021	1,574
Thereafter	2,721
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
The Company has granted Deferred Awards and Performance Awards to employees at management levels and above. Deferred Awards were granted in the form of restricted stock units that only require each recipient to complete a service period. Deferred Awards generally vest ratably over three years or in full after a three year period. Performance Awards were granted in the form of restricted stock units which have, in addition to a service requirement, performance criteria that must be achieved for the awards to be earned. Performance Awards have annual vesting, but due to the performance criteria, are not eligible for straight-line expensing. Therefore, Performance Awards are amortized using a graded expense process. The fair value of all awards is based on the closing price of the Company’s common stock on the grant date. Compensation expense is reduced for estimated forfeitures of those awards not expected to vest due to employee turnover.
The following table summarizes the Company’s stock-based compensation expense, which is included in Selling and administrative expense in the Consolidated and Combined Statements of Operations:

(in thousands)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Deferred Awards	$1,599	$1,534	$235
Performance Awards	631	861	1,883
Total stock-based compensation expense	$2,230	$2,395	$2,118
Awards Granted
In Fiscal 2016, the Company granted Deferred Awards to various employees. In general Deferred Awards granted during Fiscal 2016 have a three year vesting period with 25% of the award vesting in both the first and second years and 50% vesting in the third year. In Fiscal 2015 the Company granted Deferred Awards and Performance Awards to various employees. In general Deferred Awards granted during Fiscal 2015 have a three year vesting period with 25% of the award vesting in both the first and second years and 50% vesting in the third year. The Performance Awards granted to executives vest over a four year service period and have a performance measure at the end of the second year of service. If earned, 25% of the awards vest in the second and third years and 50% vests in the fourth year.

Changes in the Company’s Unvested Stock Awards
Deferred Awards

(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Deferred Awards, as of January 30, 2015	44	$28.01
Granted	165	31.20
Vested	(9)	28.02
Forfeited	(25)	28.74
Unvested Deferred Awards, as of January 29, 2016	175	30.87
Granted	242	23.93
Vested	(27)	33.53
Forfeited	(138)	30.05
Unvested Deferred Awards, as of January 27, 2017	252	24.42
Total unrecognized stock-based compensation expense related to unvested Deferred Awards approximated $4.1 million as of January 27, 2017, which will be recognized over a weighted average period of approximately 1.7 years.
Performance Awards

(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Performance Awards, as of January 30, 2015	197	$28.01
Granted	19	21.94
Vested	(43)	27.86
Forfeited	(64)	28.34
Unvested Performance Awards, as of January 29, 2016	109	26.81
Vested	(30)	27.84
Forfeited	(10)	26.73
Unvested Performance Awards, as of January 27, 2017	69	26.38
Total unrecognized stock-based compensation expense related to unvested Performance Awards approximated $0.1 million as of January 27, 2017, which will be recognized over a weighted average period of approximately 0.3 years.
NOTE 6. OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following:

(in thousands)	January 27, 2017	January 29, 2016
Deferred gift card revenue	$19,999	$20,802
Accrued employee compensation and benefits	13,165	12,785
Reserve for sales returns and allowances	11,794	12,605
Deferred revenue	10,660	11,097
Accrued property, sales and other taxes	7,578	7,536
Short-term portion of long-term debt	5,150	5,150
Product recall	—	207
Other	18,100	13,810
Total other current liabilities	$86,446	$83,992

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
Restricted cash is reflected on the Consolidated Balance Sheets at fair value. The fair value of Restricted cash as of January 27, 2017 and January 29, 2016 was $3.3 million, based on Level 1 inputs. Restricted cash amounts are valued based upon statements received from financial institutions.

Carrying values and fair values of other financial instruments in the Consolidated Balance Sheets are as follows:

	January 27, 2017		January 29, 2016
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including short-term portion	$500,838	$379,385	$505,988	$418,073
Long-term debt was valued utilizing level 2 valuation techniques based on the closing inactive market bid price on January 27, 2017. There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis as of January 27, 2017 and January 29, 2016.
Goodwill and indefinite-lived intangible assets are also tested annually or if a triggering event occurs that indicates an impairment loss may have incurred using fair value measurements with unobservable inputs (Level 3). As part of the annual testing in Fiscal 2016, the fair value of the indefinite-lived trade name asset was estimated to be $257.0 million as of January 27, 2017, less than its carrying amount of $430.0 million as of January 29, 2016. During the annual testing in Fiscal 2015, the fair value of the indefinite-lived trade name asset was estimated to be $430.0 million as of January 29, 2016, less than its carrying amount of $528.3 million as of January 30, 2015. As a result of these annual tests, the Company recorded a non-cash impairment charge of $173.0 million and $98.3 million in Fiscal 2016 and Fiscal 2015, respectively, related to the trade name intangible asset, Lands' End. See Note 2, Summary of Significant Accounting Policies-Goodwill and Intangible Asset Impairment Assessments, and Note 8, Goodwill and Intangible Assets, for further details on the impairment charge and for further description of the valuation methodology used.
NOTE 8. GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSET
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase accounting method. The net carrying amounts of goodwill, trade name and customer lists are included within the Company's Direct segment.
ASC 350 requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that the carrying amount may not be recoverable. During Fiscal 2016, Fiscal 2015 and Fiscal 2014 the Company conducted annual impairment testing of its goodwill and indefinite-lived intangible asset. As a result of this testing the Company recorded non-cash pretax indefinite-lived intangible asset impairment charges of $173.0 million and $98.3 million to our Direct segment during Fiscal 2016 and Fiscal 2015, respectively. The impairment is recorded in Intangible asset impairment on the Consolidated and Combined Statements of Operations. There was no impairment charge for intangible assets recorded in Fiscal 2014. There were no impairments of goodwill during any periods presented or since goodwill was first recognized. In Fiscal 2016, Fiscal 2015 and Fiscal 2014, the fair value of the reporting unit exceeded the carrying value by 17.1%, 23.8% and 163.3%, respectively. If actual results are not consistent with the Company's estimates and assumptions used in estimating revenue growth, future cash flows and asset fair values, the Company could incur further impairment charges for the intangible asset or goodwill, which could have an adverse effect on its results of operations. (See also Note 2, Summary of Significant Accounting Policies-Goodwill and Intangible Asset Impairment Assessments, for further details on the impairment charge).

The following summarizes goodwill and intangible assets:

(in thousands)	January 27, 2017	January 29, 2016
Indefinite-lived intangible asset:
Trade name	$430,000	$528,300
Impairments	(173,000)	(98,300)
Total intangible asset, net	$257,000	$430,000
Goodwill	$110,000	$110,000

Annual amortization expense (in thousands)
Fiscal 2016	—
Fiscal 2015	412
Fiscal 2014	2,630
NOTE 9. INCOME TAXES
The Company’s (loss) income before income taxes in the United States and in foreign jurisdictions is as follows:

(in thousands)	Fiscal 2016	Fiscal 2015	Fiscal 2014
(Loss) income before income taxes:
United States	$(174,461)	$(31,206)	$114,772
Foreign	(4,419)	1,967	5,785
Total (loss) income before income taxes	$(178,880)	$(29,239)	$120,557

The components of the (benefit from) provision for income taxes are as follows:

(in thousands)	Fiscal 2016	Fiscal 2015	Fiscal 2014
United States	$(70,316)	$(9,737)	$44,503
Foreign	1,218	46	2,255
Total (benefit) provision	$(69,098)	$(9,691)	$46,758

(in thousands)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Current:
Federal	$(2,834)	$10,524	$20,902
State	(229)	2,409	6,361
Foreign	1,218	46	1,950
Total current	(1,845)	12,979	29,213
Deferred:
Federal	(62,645)	(20,956)	14,579
State	(4,608)	(1,714)	2,661
Foreign	—	—	305
Total deferred	(67,253)	(22,670)	17,545
Total (benefit) provision	$(69,098)	$(9,691)	$46,758
A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Tax at statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.7%	(1.6)%	2.9%
Other, net	0.9%	(0.3)%	0.9%
Total	38.6%	33.1%	38.8%
Deferred tax assets and liabilities consisted of the following:

(in thousands)	January 27, 2017	January 29, 2016
Deferred tax assets:
Deferred revenue	$4,903	$5,349
Legal and other reserves	1,892	1,839
Deferred compensation	4,653	3,199
Reserve for returns	3,578	4,911
Inventory	7,817	4,231
Currency translation adjustment - foreign subsidiaries	6,691	5,053
Other	8,197	6,935
Total deferred tax assets	37,731	31,517
Deferred tax liabilities:
Intangible assets	96,812	161,503
LIFO reserve	24,601	20,153
Unremitted foreign earnings	5,208	5,722
Catalog marketing	1,577	1,390
Total deferred tax liabilities	128,198	188,768
Net deferred tax liability	$90,467	$157,251
A reconciliation of the beginning and ending amount of UTBs for the fiscal years is as follows:

	Federal, State and Foreign Tax
(in thousands)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Gross UTB balance at beginning of period	$8,311	$9,082	$8,718
Tax positions related to the current period—gross increases	120	116	364
Tax positions related to the prior periods—gross decreases	(1,530)	(697)	—
Settlements	—	(190)	—
Gross UTB balance at end of period	$6,901	$8,311	$9,082
As of January 27, 2017, the Company had UTBs of $6.9 million. Of this amount, $4.5 million would, if recognized, impact its effective tax rate. The Company does not expect that UTBs will fluctuate in the next 12 months for tax audit settlements and the expiration of the statute of limitations for certain jurisdictions. Pursuant to the Tax Sharing Agreement, Sears Holdings Corporation is generally responsible for all United States federal, state and local UTBs through the date of the Separation and, as such, the UTBs are recorded in Other liabilities in the Consolidated Balance Sheets, and an indemnification asset from Sears Holdings Corporation for the $6.5 million pre-Separation UTBs is recorded in Other assets in the Consolidated Balance Sheets. Prior to the Separation, the tax provision and related tax accounts represented the tax attributable to the Company as if the Company filed a separate tax return. However, the computed obligations were settled through Sears Holdings Corporation.
The Company classifies interest expense and penalties related to UTBs and interest income on tax overpayments as components of income tax expense. As of January 27, 2017, the total amount of interest expense and penalties recognized on the balance sheet was $4.9 million ($3.2 million net of federal benefit). As of

January 29, 2016, the total amount of interest and penalties recognized on the balance sheet was $5.7 million ($3.7 million net of federal benefit). The total amount of net interest expense recognized in the Consolidated and Combined Statements of Operations were insignificant for all periods presented. Sears Holdings and Lands' End files income tax returns in both the United States and various foreign jurisdictions. The Internal Revenue Service has completed its examination of all federal income tax returns of Sears Holdings through the 2009 return, and all matters arising from such examinations have been resolved. The Company is currently under audit by the Internal Revenue Service for the year 2014. Sears Holdings and the Company are under examination by various state income tax jurisdictions for the years 2011 to 2014.
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
As a result of the Separation, the Company began filing its own income tax returns and, as a result certain tax attributes previously included in Net parent company investment were reclassified. Specifically, subsequent to the Separation the Company reclassified (i) $30.4 million of deferred tax assets related primarily to foreign tax credits; and (ii) a $13.7 million reserve for uncertain tax positions (including penalties and interest) out of Net parent company investment and into Deferred tax liabilities and Other liabilities, respectively, in the Consolidated Balance Sheets. As a result of the 2015 income tax return filed by the Company during Fiscal 2016, the Company recorded an increase in the deferred tax liabilities and a decrease in additional paid-in capital of $2.1 million related to the calculation of a deferred tax liability related to the LIFO inventory calculation that existed as of the date of the Separation. In addition, pursuant to the tax sharing agreement, a $13.7 million receivable was recorded by the Company to reflect the indemnification by Sears Holdings Corporation of the pre-Separation uncertain tax positions (including penalties and interest) for which Sears Holdings is responsible. This receivable is included in Other assets in the Consolidated Balance Sheets and was $11.4 million and $13.7 million at January 27, 2017 and January 29, 2016, respectively.
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
Beginning in 2005, the Company initiated claims in Iowa County Circuit Court against the City of Dodgeville (the "City") to recover overpaid taxes resulting from the City’s excessive property tax assessment of the Company’s headquarters campus for each tax year from 2005 through 2016. As of March 31, 2017, the City has refunded, as the result of various court decisions, over $6.5 million in excessive taxes and interest to the Company in the following amounts: (1) approximately $1.6 million arising from the 2005 and 2006 tax years that was recognized in Fiscal 2009; (2) approximately $1.6 million arising from the 2007, 2009 and 2010 tax years, recognized in Fiscal 2014; (3) approximately $0.9 million arising from the 2008 tax year, recognized in Fiscal 2015, and (4) approximately $2.4 million arising from the 2007, 2009, 2010, 2011 and 2012 tax years, recognized in Fiscal 2016.
The claims arising from 2005 through 2010 and 2012 tax years are closed. The Company's claims arising from tax years 2011 and 2013 through 2016 remain unresolved and are still pending before the courts.

NOTE 11. RELATED PARTY AGREEMENTS AND TRANSACTIONS
According to statements on form Schedule 13D filed with the SEC by ESL, ESL beneficially owned significant portions of both the Company's and Sears Holdings Corporation's outstanding shares of common stock. Therefore Sears Holdings Corporation, the Company's former parent company, is considered a related party both prior to and subsequent to the Separation. Additionally, in Fiscal 2016, ESL purchased approximately $10.7 million of the Company's outstanding debt at a discount of approximately $2.7 million. Due to the related party relationship, this discount was considered a cancellation of debt under Section 108 of the Internal Revenue Code, triggering additional income tax payments due in the current period for the Company.
Prior to the Separation, Sears Holdings Corporation (including certain non-Lands’ End subsidiaries) and the Company entered into various agreements to, among other things: (i) support the Lands’ End Shops at Sears; (ii) provide various general corporate services; (iii) support the Company's participation in the SYW program; and (iv) allow for the use of intellectual property or services. The amounts charged to the Company by Sears Holdings do not necessarily reflect the costs of obtaining the services from unaffiliated third parties or of the Company providing the applicable services itself. Management believes that such costs are reasonable; however, the Combined Financial Statements contained herein may not be indicative of the Company’s financial position, operating results, and cash flows in the future, or what they would have been if it had been a stand-alone company during all periods presented. Unless indicated otherwise, the fees and expense charged are included in Selling and administrative expense in the Consolidated and Combined Statements of Operations.
In its annual report on Form 10-K for its fiscal year ended January 28, 2017, Sears Holdings disclosed that its historical operating results indicate substantial doubt exists related to its ability to continue as a going concern. Sears Holdings also disclosed they believe that actions they have taken in the last 12 months and expected benefits from actions in 2017 are probable of occurring and mitigating the substantial doubt raised by their historical operating results and therefore will satisfy their liquidity needs the 12 months following the issuance of their financial statements.
In connection with the Separation, the Company entered into various agreements with Sears Holdings, certain of which have been subsequently amended, which, among other things, (i) govern specified aspects of the Company's relationship following the Separation, especially with regards to the Lands’ End Shops at Sears, and (ii) establish terms pursuant to which subsidiaries of Sears Holdings Corporation are providing services to the Company, including the International Buying Office under the Buying Agency Agreement.
References to and descriptions of the agreements below represent the agreements entered into in connection with the Separation, and as amended, where applicable.
The components of the transactions between the Company and Sears Holdings, which exclude pass-through payments to third parties, are as follows:
Lands’ End Shops at Sears
Related party costs charged by Sears Holdings to the Company related to Lands’ End Shops at Sears are as follows:

(in thousands)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Rent, CAM and occupancy costs	$24,727	$25,239	$26,605
Retail services, store labor	24,052	26,773	31,087
Financial services and payment processing	2,834	2,792	3,034
Supply chain costs	979	985	1,044
Total expenses	$52,592	$55,789	$61,770
Number of Lands’ End Shops at Sears at period end (1)	216	227	236
(1) During Fiscal 2016, Fiscal 2015 and Fiscal 2014, 11, 9 and 38 Lands’ End Shops at Sears were closed, respectively.

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
General Corporate Services
Related party costs charged by Sears Holdings to the Company for general corporate services are as follows:

(in thousands)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Sourcing	$10,878	$9,609	$8,986
Shop Your Way	2,301	2,896	4,202
Shared services	192	484	559
Co-location and services	—	—	15
Total expenses	$13,371	$12,989	$13,762
Sourcing
The Company contracts with a subsidiary of Sears Holdings to provide agreed upon buying agency services, on a non-exclusive basis, in foreign territories from where the Company purchases merchandise. These services, primarily based upon quantities purchased, include quality-control functions, regulatory compliance, product claims management and new vendor selection and setup assistance. During Second Quarter 2016 the Company entered into a new buying agency services agreement with a subsidiary of Sears Holding and terminated the agreement that was entered into at the time of the Separation. The new agreement provides for a higher commission rate and a higher annual commission minimum, as well as enhanced sourcing services, including for product development, costing analyses, vendor communications, vendor strategy and quality assurance. Certain of these amounts are capitalized into inventory and are expensed through cost of goods sold over the course of inventory turns and included in Cost of sales in the Consolidated and Combined Statements of Operations.
Shop Your Way
The Company contracts with SHMC to participate in Sears Holdings’ SYW program. Customers earn points issued by SHMC on purchases which may be redeemed to pay for future purchases. The Company pays SHMC an agreed-upon fee for points issued in connection with purchases from the Company. Depending on the ratio of points redeemed in Lands’ End formats to points issued in Lands’ End formats in the previous 12 months, the Company generally either pays additional fees or is reimbursed fees by SHMC. All SYW program expenses are recorded in Cost of sales in the Consolidated and Combined Statements of Operations.

Shared Services
The Company contracts with SHMC to provide certain shared corporate services. These shared services include compliance.

Use of Intellectual Property or Services
Related party revenue and costs charged by the Company to and from Sears Holdings for the use of intellectual property or services is as follows:

(in thousands)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Call center services	$2,124	$2,344	$2,346
Lands' End business outfitters revenue	1,574	1,398	1,995
Credit card revenue	1,147	1,274	1,519
Royalty income	221	220	79
Gift card revenue (expense)	(32)	(33)	239
Total	$5,034	$5,203	$6,178
Call Center Services
The Company has entered into a contract with SHMC to provide call center services in support of Sears Holdings’ SYW program. This income is net of agreed upon costs directly attributable for the Company providing these services. The income is included in Net revenue and costs are included in Selling and administrative expenses in the Consolidated and Combined Statements of Operations. Total call center service income included in Net revenue was $8.2 million, $8.6 million and $8.1 million in Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. The contract for call center services will expire on April 30, 2017.
Lands' End Business Outfitters Revenue
The Company sells store uniforms and other company apparel to Sears Holdings from time to time. Revenue related to these sales is included in Net revenue in the Consolidated and Combined Statements of Operations.
Credit Card Revenue
The Company has entered into a contract with SHMC to provide credit cards for customer sales transactions. The Company earns revenue based on the dollar volume of revenue and receives a fee based on the generation of new credit card accounts. This income is included in Net revenue in the Consolidated and Combined Statements of Operations.
Royalty Income
The Company entered into a licensing agreement with SHMC whereby royalties are paid in consideration for sharing or use of intellectual property. Royalties received under this agreement are included in Net revenue in the Consolidated and Combined Statements of Operations.
Gift Card Revenue (Expense)
The Company has entered into a contract with SHCP to provide gift cards for use by the Company. The Company offers gift cards for sale on behalf of SHCP and redeems such items on the Company’s internet websites, retail stores and other retail outlets for merchandise. The Company receives a commission fee on the face value for each gift card it sells, and a payment from Sears Holdings for certain Lands' End-branded gift cards that are redeemed by Sears Holdings for non-Lands' End merchandise. The Company pays a transaction/redemption fee to SHCP for each gift card the Company redeems. The income, net of associated expenses, is included in Net revenue in the Consolidated and Combined Statements of Operations.

Additional Related Party Balance Sheet Information
At January 27, 2017 and January 29, 2016, the Company included $3.7 million and $3.9 million in Accounts Receivable, net, respectively, and $3.1 million and $2.7 million in Accounts payable, respectively, in the Consolidated Balance Sheets to reflect amounts due from and owed to Sears Holdings. At January 27, 2017 and January 29, 2016, a $11.4 million and $13.7 million receivable, respectively, was recorded by the Company in Other assets in the Consolidated Balance Sheets to reflect the indemnification by Sears Holdings Corporation of the pre-Separation uncertain tax positions (including penalties and interest) for which Sears Holdings Corporation is responsible.
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

(in thousands)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Net revenue:
Apparel	$1,086,439	$1,156,047	$1,248,847
Non-apparel	168,945	183,073	220,385
Services and other	80,376	80,658	86,121
Total Net revenue	$1,335,760	$1,419,778	$1,555,353
The Company identifies reportable segments according to how business activities are managed and evaluated. Each of the Company’s operating segments are reportable segments and are strategic business units that offer similar products and services but are sold either directly from its warehouses (Direct) or through its retail stores (Retail). Adjusted EBITDA is the primary measure used to make decisions on allocating resources and assessing performance of each operating segment. Adjusted EBITDA is computed as Income before taxes appearing on the Consolidated and Combined Statements of Operations net of interest expense, depreciation and amortization and other significant items that while periodically affecting the Company's results, may vary significantly from period to period and may have a disproportionate effect in a given period, which may affect comparability of results. Reportable segment assets are those directly used in or clearly allocable to an operating segment’s operations. Depreciation, amortization, and property and equipment expenditures are recognized in each respective segment. There were no material transactions between reporting segments for the years ended January 27, 2017, January 29, 2016 and January 30, 2015.

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

•
The Retail segment sells products and services through dedicated Lands’ End Shops at Sears across the United States, the Company’s Lands’ End stores and international shop-in-shops. Operating costs consist primarily of labor and benefits costs; rent, CAM and occupancy costs; distribution costs; and in-store marketing costs. Assets primarily include inventory in the retail stores, fixtures and leasehold improvements.

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

Financial information by segment is presented as follows:

(in thousands)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Net revenue:
Direct	$1,149,149	$1,214,993	$1,320,642
Retail	186,390	204,566	234,632
Corporate/other	221	219	79
Total Net revenue	$1,335,760	$1,419,778	$1,555,353

(in thousands)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Adjusted EBITDA:
Direct	$78,582	$141,936	$192,763
Retail	(5,560)	(520)	7,161
Corporate/other	(33,190)	(34,128)	(35,626)
Total adjusted EBITDA	$39,832	$107,288	$164,298
Loss on disposal of property and equipment	672	44	239
Product recall	(212)	(3,371)	4,713
Depreciation and amortization	19,003	17,399	19,703
Intangible asset impairment	173,000	98,300	—
Operating (loss) income	$(152,631)	$(5,084)	$139,643
Interest expense	24,630	24,826	20,494
Other income, net	1,619	(671)	(1,408)
Income tax (benefit) expense	(69,098)	(9,691)	46,758
Net (loss) income	$(109,782)	$(19,548)	$73,799

(in thousands)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Depreciation and amortization:
Direct	$15,877	$13,916	$15,640
Retail	1,674	2,029	2,618
Corporate/other	1,452	1,454	1,445
Total Depreciation and amortization	$19,003	$17,399	$19,703

(in thousands)	January 27, 2017	January 29, 2016
Total assets:
Direct	$805,201	$953,502
Retail	69,792	69,321
Corporate/other	239,398	258,703
Total assets	$1,114,391	$1,281,526

(in thousands)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Capital expenditures:
Direct	$32,590	$21,630	$15,160
Retail	635	318	1,004
Corporate/other	94	276	444
Total capital expenditures	$33,319	$22,224	$16,608

The geographical allocation of Net revenue is based upon country of order fulfillment. Other foreign amounts represent orders fulfilled from the United States and shipped to customers in another country. The following presents summarized geographical information:

(in thousands)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Net revenue:
United States	$1,143,529	$1,211,226	$1,309,252
Europe	125,410	136,890	159,796
Asia	50,030	51,808	56,014
Other foreign	16,791	19,854	30,291
Total Net revenue	$1,335,760	$1,419,778	$1,555,353

(in thousands)	January 27, 2017	January 29, 2016
Property and equipment, net:
United States	$113,045	$98,153
Europe	9,075	10,980
Asia	716	698
Total Property and equipment, net	$122,836	$109,831
Other than the United States, no one country is greater than 10% of total Net revenue or of total Property and equipment, net.
NOTE 13. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal 2016
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(in thousands except share data)	$’s	% Net Sales	$’s	% Net Sales	$’s	% Net Sales	$’s	% Net Sales
Net revenue	$273,433	100.0%	$292,010	100.0%	$311,476	100.0%	$458,841	100.0%
Gross profit	129,670	47.4%	136,152	46.6%	133,651	42.9%	176,935	38.6%
Operating income (loss)(2)	(3,486)	(1.3)%	2,712	0.9%	(3,423)	(1.1)%	(148,434)	(32.3)%
Net loss(2)	$(5,759)	(2.1)%	$(1,980)	(0.7)%	$(7,222)	(2.3)%	$(94,821)	(20.7)%
Basic loss per common share(1)	$(0.18)		$(0.06)		$(0.23)		$(2.96)
Diluted loss per common share(1)	$(0.18)		$(0.06)		$(0.23)		$(2.96)

	Fiscal 2015
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(in thousands except share data)	$’s	Net Sales	$’s	Net Sales	$’s	Net Sales	$’s	Net Sales
Net revenue	$299,387	100.0%	$312,414	100.0%	$334,434	100.0%	$473,543	100.0%
Gross profit	146,564	49.0%	144,500	46.3%	162,415	48.6%	199,110	42.0%
Operating income(3)	8,495	2.8%	17,918	5.7%	23,297	7.0%	(54,794)	(11.6)%
Net income (loss)(3)	$1,724	0.6%	$7,461	2.4%	$10,725	3.2%	$(39,458)	(8.3)%
Basic earnings (loss) per common share(1)	$0.05		$0.23		$0.34		$(1.23)
Diluted earnings (loss) per common share(1)	$0.05		$0.23		$0.33		$(1.23)

(1)	The sum of the quarterly earnings per share—basic and diluted amounts may not equal the fiscal year amount due to rounding.

(2)	Fourth Quarter 2016 Net loss includes an impairment charge of $173.0 million related to the non-cash write-down of our trade name indefinite-lived asset, Lands' End.

(3)	Fourth Quarter 2015 Net loss includes an impairment charge of $98.3 million related to the non-cash write-down of our trade name indefinite-lived asset, Lands' End.

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
Based on their evaluation the President and Chief Executive Officer and Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective as of January 27, 2017.

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
Management, including our President and Chief Executive Officer and Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation our management concluded that our internal control over financial reporting was effective as of
January 27, 2017. Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the Company's fourth fiscal quarter ended January 27, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 10 with respect to directors, the audit committee, audit committee financial experts and Section 16(a) beneficial ownership reporting compliance is included under the headings “Item 1. Election of Directors - Committees of the Board,” “Corporate Governance - Director Independence” and “Other Information - Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement for our annual meeting of stockholders to be held on May 11, 2017 (the “2017 Proxy Statement.”) and is incorporated herein by reference.

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
ITEM 11. EXECUTIVE COMPENSATION
Information regarding executive and director compensation is incorporated by reference to the material under the headings “Item 1. Election of Directors - Executive Compensation,” “- Executive Compensation - Compensation Committee Interlocks and Insider Participation,” “- Executive Compensation - Compensation Committee Report” and “- Compensation of Directors,” of the 2017 Proxy Statement. The material incorporated herein by reference to the information set forth under the heading “- Executive Compensation - Compensation Committee Report” of the 2017 Proxy Statement shall be deemed furnished, and not filed, in this Annual Report on Form 10-K and shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended as a result of this furnishing except to the extent that it is specifically incorporated by reference by the Company.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading “Item 1. Election of Directors - Amount and Nature of Beneficial Ownership” of the 2017 Proxy Statement. See also “Equity Compensation Plan Information” in Item 5 of this Report for a discussion of securities authorized for issuance under equity compensation plans.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the material under the headings “Certain Relationships and Transactions” and “Corporate Governance” of the 2017 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding principal accountant fees and services is incorporated herein by reference to the material under the heading “Item 4. Ratification of Appointment of Independent Registered Public Accounting Firm - Independent Registered Accounting Firm Fees” of the 2017 Proxy Statement.

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

10.10
Buying Agency Agreement, dated as of July 11, 2016, by and between International Sourcing & Logistics Limited and Lands’ End, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 12, 2016 (File No. 001-09769)).

10.11
Buying Agency Agreement, dated as of April 4, 2014, by and between Sears Holdings Global Sourcing, Ltd. and Lands’ End, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on April 8, 2014 (File No. 001-09769)).

10.12
Director Compensation Policy effective as of November 16, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2016 (File No. 001-09769)).**

10.13
Lands’ End, Inc. Umbrella Incentive Program (As Amended and Restated) (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).**

*10.14	Lands’ End, Inc. 2017 Stock Plan.**
10.15
Lands’ End, Inc. 2014 Stock Plan (As Amended and Restated) (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).**

10.16	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K filed on May 27, 2014 (File No. 001-09769)).**
10.17	Form of Restricted Stock Unit Award Agreement (Timed-Based) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 6, 2015 (File No. 001-09769)).**
10.18
Lands’ End, Inc. Annual Incentive Plan (As Amended and Restated) (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).**

10.19
2016 Additional Definition Under Lands’ End, Inc. Annual Incentive Plan (As Amended and Restated) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2016 (File No. 001-09769)).

10.20
2017 Additional Definition Under Lands’ End, Inc. Annual Incentive Plan (As Amended and Restated) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2017 (File No. 001-09769)).

10.21
Lands’ End, Inc. Long-Term Incentive Program (As Amended and Restated) (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 20, 2015 (File No. 001-09769)).**

10.22
2016 Additional Definition Under Lands’ End, Inc. Long-Term Incentive Program (As Amended and Restated) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 29, 2016 (File No. 001-09769)).**

10.23
2015 Additional Definitions Under Lands’ End, Inc. Long-Term Incentive Program (As Amended and Restated) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 6, 2015 (File No. 001-09769)).**

10.24
Lands’ End, Inc. Cash Long-Term Incentive Plan (As Amended and Restated) (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).**

10.25	Form of Lands’ End, Inc. Executive Severance Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K/A filed on July 2, 2014 (File No. 001-09769)).** (1)
*10.26	Letter from Lands’ End, Inc. to Jerome S. Griffith relating to employment, dated December 19, 2016.**
*10.27	Executive Severance Agreement dated and effective as of December 19, 2016 between Lands’ End, Inc. and its affiliates and subsidiaries and Jerome S. Griffith.** (2)
*10.28	Sign-on Restricted Stock Unit Agreement dated and effective as of March 6, 2017 between Lands’ End, Inc. and Jerome S. Griffith.**
*10.29	Sign-on Nonqualified Stock Option Agreement dated and effective as of March 6, 2017 between Lands’ End, Inc. and Jerome S. Griffith.**
10.30
Letter from Lands’ End, Inc. to James Gooch relating to employment, dated January 26, 2016 and effective as of January 27, 2016 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2016 (File No. 001-09769)).**

*10.31	Letter from Lands’ End, Inc. to James Gooch relating to employment, dated December 19, 2016.**
10.32
Executive Severance Agreement dated and effective as of January 27, 2016 between Lands’ End, Inc. and its affiliates and subsidiaries and James Gooch (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2016 (File No. 001-09769)).** (1)

10.33
Restricted Stock Unit Agreement dated and effective as of January 27, 2016 between Lands’ End, Inc. and James Gooch. (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2016 (File No. 001-09769)).**

10.34
Compensation Committee Resolutions dated September 23, 2016 regarding Co-Interim Chief Executive Officer Compensation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2016 (File No. 001-09769)).**

*10.35	Letter from Lands’ End, Inc. to Joseph M. Boitano relating to employment, dated June 1, 2015.**
*10.36	Executive Severance Agreement dated and effective as of June 8, 2015 between Lands’ End, Inc. and its affiliates and subsidiaries and Joseph M. Boitano.** (2)
*10.37	Letter from Lands’ End, Inc. to Rebecca L. Gebhardt relating to employment, dated March 25, 2014.**
*10.38	Letter from Lands’ End, Inc. to Rebecca L. Gebhardt relating to employment, dated June 16, 2016.**
*10.39	Executive Severance Agreement dated and effective as of August 5, 2014 between Lands’ End, Inc. and its affiliates and subsidiaries and Rebecca L. Gebhardt.** (2)
10.40
Letter from Lands’ End, Inc. to Scott Hyatt relating to employment, dated June 9, 2016 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2016 (File No. 001-09769)).**

10.41
Executive Severance Agreement dated and effective as of June 29, 2016 between Lands' End, Inc. and its affiliates and subsidiaries and Scott Hyatt (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2016 (File No. 001-09769)).** (1)

10.42
Executive Severance Agreement dated and effective as of December 5, 2014 between Lands’ End, Inc. and its affiliates and subsidiaries and Kelly Ritchie (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).** (1)

10.43
Letter from Lands’ End, Inc. to Federica Marchionni relating to employment, dated January 30, 2015 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).**

10.44
Executive Severance Agreement dated and effective as of December 5, 2014 between Lands’ End, Inc. and its affiliates and subsidiaries and Kelly Ritchie (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).** (1)

10.45
Restricted Stock Unit Agreement dated and effective as of February 17, 2015 between Lands’ End, Inc. and Federica Marchionni (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).**

10.46
Letter from Lands’ End, Inc. to Steven G. Rado relating to employment, dated April 16, 2014 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).**

10.47
Executive Severance Agreement dated and effective as of August 5, 2014 between Lands' End, Inc. and its affiliates and subsidiaries and Steven G. Rado (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).** (1)

*10.48	Letter from Lands' End, Inc. to James Gooch relating to employment, dated March 29, 2017.**
*21	Subsidiaries of Lands’ End, Inc.
*23	Consent of Deloitte & Touche LLP.
*24	Powers of Attorney.
*31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Filed herewith.
**	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of Form 10-K.
***	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

(1)	Confidential treatment was granted as to omitted portions of this exhibit. The omitted material has been filed separately with the Securities and Exchange Commission.
(2)	Confidential treatment requested as to certain terms in this exhibit; these terms have been omitted from this filing and filed separately with the Securities and Exchange Commission.

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

LANDS’ END, INC. (Registrant)
By:	/s/ James F. Gooch
Name:	James F. Gooch
Title:	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer
Date:	March 31, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Date
/s/ Jerome S. Griffith	Director, Chief Executive Officer and President (Principal Executive Officer)	March 31, 2017
Jerome S. Griffith

/s/ James F. Gooch	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 31, 2017
James F. Gooch

/s/ Bernard L. McCracken	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 31, 2017
Bernard L. McCracken

Josephine Linden*	Chairman of the Board of Directors

Robert A. Bowman*	Director

Robert Galvin*	Director

Elizabeth Leykum*	Director

John T. McClain*	Director

Jignesh Patel*	Director

Jonah Staw*	Director

*By:	/s/ James F. Gooch
James F. Gooch
Attorney-in Fact
March 31, 2017