Form 10-Q
period 2017-04-28
LANDS' END, INC.
filed 2017-06-06
CIK 799288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 28, 2017
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    YES  ☒    NO  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company.    YES  ☐    NO  ☒
As of June 6, 2017, the registrant had 32,029,359 shares of common stock, $0.01 par value, outstanding.

LANDS’ END, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED APRIL 28, 2017

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LANDS’ END, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	13 Weeks Ended
(in thousands except per share data)	April 28, 2017	April 29, 2016
Net revenue	$268,365	$273,433
Cost of sales (excluding depreciation and amortization)	145,722	143,763
Gross profit	122,643	129,670

Selling and administrative	121,346	129,034
Depreciation and amortization	6,509	4,136
Other operating expense (income), net	1,508	(14)
Operating loss	(6,720)	(3,486)
Interest expense	6,125	6,170
Other income, net	(742)	(453)
Loss before income taxes	(12,103)	(9,203)
Income tax benefit	(4,264)	(3,444)
NET LOSS	$(7,839)	$(5,759)
NET LOSS PER COMMON SHARE (Note 2)
Basic:	$(0.24)	$(0.18)
Diluted:	$(0.24)	$(0.18)

Basic weighted average common shares outstanding	32,029	32,002
Diluted weighted average common shares outstanding	32,029	32,002

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.
Condensed Consolidated Statements of Comprehensive Operations
(Unaudited)

	13 Weeks Ended
(in thousands)	April 28, 2017	April 29, 2016
NET LOSS	$(7,839)	$(5,759)
Other comprehensive income, net of tax
Foreign currency translation adjustments	517	2,315
COMPREHENSIVE LOSS	$(7,322)	$(3,444)

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.
Condensed Consolidated Balance Sheets

(in thousands, except share data)	April 28, 2017	April 29, 2016	January 27, 2017
	(unaudited)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$139,810	$169,073	$213,108
Restricted cash	3,300	3,300	3,300
Accounts receivable, net	32,731	31,127	39,284
Inventories, net	309,914	309,855	325,314
Prepaid expenses and other current assets	38,009	32,118	26,394
Total current assets	523,764	545,473	607,400
Property and equipment, net	124,021	111,208	122,836
Goodwill	110,000	110,000	110,000
Intangible asset, net	257,000	430,000	257,000
Other assets	16,975	15,386	17,155
TOTAL ASSETS	$1,031,760	$1,212,067	$1,114,391
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$88,331	$76,038	$162,408
Other current liabilities	85,798	86,807	86,446
Total current liabilities	174,129	162,845	248,854
Long-term debt, net	489,095	492,890	490,043
Long-term deferred tax liabilities	89,994	158,499	90,467
Other liabilities	13,872	16,216	13,615
TOTAL LIABILITIES	767,090	830,450	842,979
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01- authorized: 480,000,000 shares; issued and outstanding: 32,029,359, 31,969,645 and 32,029,359, respectively	320	320	320
Additional paid-in capital	344,551	344,796	343,971
Retained earnings	(68,292)	43,570	(60,453)
Accumulated other comprehensive loss	(11,909)	(7,069)	(12,426)
Total stockholders’ equity	264,670	381,617	271,412
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,031,760	$1,212,067	$1,114,391

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	13 Weeks Ended
(in thousands)	April 28, 2017	April 29, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,839)	$(5,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,509	4,136
Amortization of debt issuance costs	428	428
Loss (gain) on disposal of property and equipment	62	(14)
Stock-based compensation	579	713
Deferred income taxes	(974)	—
Change in operating assets and liabilities:
Inventories	16,601	21,441
Accounts payable	(70,378)	(65,390)
Other operating assets	(4,555)	(5,637)
Other operating liabilities	(757)	31
Net cash used in operating activities	(60,324)	(50,051)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(11,382)	(10,485)
Net cash used in investing activities	(11,382)	(10,485)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on term loan facility	(1,288)	(1,288)
Payments of employee withholding taxes on share-based compensation	—	(161)
Net cash used in financing activities	(1,288)	(1,449)
Effects of exchange rate changes on cash	(304)	2,690
NET DECREASE IN CASH AND CASH EQUIVALENTS	(73,298)	(59,295)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	213,108	228,368
CASH AND CASH EQUIVALENTS, END OF PERIOD	$139,810	$169,073
SUPPLEMENTAL CASH FLOW DATA
Unpaid liability to acquire property and equipment	$4,476	$2,822
Income taxes paid, net of refund	$49	$3,057
Interest paid	$5,583	$5,657

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
• First Quarter 2017 - The thirteen weeks ended April 28, 2017
• First Quarter 2016 - The thirteen weeks ended April 29, 2016
• Fiscal 2017 - The fifty-three weeks ending February 2, 2018
• Fiscal 2016 - The fifty-two weeks ended January 27, 2017
• Fiscal 2015 - The fifty-two weeks ended January 29, 2016
• Fiscal 2014 - The fifty-two weeks ended January 30, 2015
• Fiscal 2009 - The fifty-two weeks ended January 29, 2010
• Fiscal November 2017 - the four week fiscal month ending November 24, 2017
• GAAP - Accounting principles generally accepted in the United States
• LIBOR - London inter-bank offered rate
• Sears Holdings or Sears Holdings Corporation - Sears Holdings Corporation, a Delaware Corporation, and its consolidated subsidiaries (other than, for all periods following the Separation, Lands' End)
• SEC - United States Securities and Exchange Commission
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
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all material adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. Dollar amounts are reported in thousands, except per share data, unless otherwise noted. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Lands' End Annual Report on Form 10-K filed with the SEC on March 31, 2017.
Reclassifications
In First Quarter 2017, the Company adopted ASU 2016-09, Compensation - Stock Compensation, which changed the required presentation of payments of employee withholding taxes on share-based compensation on the Condensed consolidated statement of cash flows from an operating activity to a financing activity. As a result of the adoption, the Company reclassified payments of employee withholding taxes on share-based compensation from Other operating liabilities for the 13 weeks ended April 29, 2016 to Payments of employee withholding taxes on share-based compensation. Other requirements of this guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements.
NOTE 2. LOSS PER SHARE
The numerator for both basic and diluted EPS is net loss. The denominator for basic EPS is based upon the number of weighted average shares of Lands’ End common stock outstanding during the reporting periods. The denominator for diluted EPS is based upon the number of weighted average shares of Lands' End common stock and common stock equivalents outstanding during the reporting periods using the treasury stock method in accordance with the ASC. Potentially dilutive securities for the diluted loss per share calculations consist of nonvested equity shares of common stock and in-the-money outstanding stock options to purchase the Company’s common stock.
The following table summarizes the components of basic and diluted EPS:

	13 Weeks Ended
(in thousands, except per share amounts)	April 28, 2017	April 29, 2016
Net loss	$(7,839)	$(5,759)

Basic weighted average shares outstanding	32,029	32,002
Dilutive effect of stock awards	—	—
Diluted weighted average shares outstanding	32,029	32,002

Basic loss per share	$(0.24)	$(0.18)
Diluted loss per share	$(0.24)	$(0.18)

Stock awards are considered anti-dilutive based on the application of the treasury stock method or in the event of a net loss. There were 98,905 and 65,143 shares excluded from the diluted weighted average shares outstanding for First Quarter 2017 and First Quarter 2016, respectively.
NOTE 3. OTHER COMPREHENSIVE (LOSS)
Other comprehensive (loss) income encompasses all changes in equity other than those arising from transactions with stockholders, and is comprised solely of foreign currency translation adjustments.

	13 Weeks Ended
(in thousands)	April 28, 2017	April 29, 2016
Beginning balance: Accumulated other comprehensive loss (net of tax of $6,691 and $5,053, respectively)	$(12,426)	$(9,384)
Other comprehensive (loss) income:
Foreign currency translation adjustments (net of tax expense of $502 and $1,247, respectively)	517	2,315
Ending balance: Accumulated other comprehensive loss (net of tax of $6,189 and $3,806, respectively)	$(11,909)	$(7,069)
No amounts were reclassified out of Accumulated other comprehensive loss during any of the periods presented.
NOTE 4. DEBT
The Company's debt consisted of the following:

	April 28, 2017		April 29, 2016		January 27, 2017
	Amount	Rate	Amount	Rate	Amount	Rate
Term Loan Facility, maturing April 4, 2021	$499,550	4.25%	$504,700	4.25%	$500,838	4.25%
ABL Facility, maturing April 4, 2019	—	—%	—	—%	—	—%
	499,550		504,700		500,838
Less: Current maturities in Other current liabilities, net	5,150		5,150		5,150
Less: Unamortized debt issuance costs	5,305		6,660		5,645
Long-term debt, net	$489,095		$492,890		$490,043

The following table summarizes the Company's borrowing availability under the ABL Facility:

	April 28, 2017	April 29, 2016	January 27, 2017
ABL maximum borrowing	$175,000	$175,000	$175,000
Outstanding Letters of Credit	19,967	13,164	19,705
Borrowing availability under ABL	$155,033	$161,836	$155,295
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
Representations and Warranties; Covenants
Subject to specified exceptions, the Debt Facilities contain various representations and warranties and restrictive covenants that, among other things, restrict the ability of Lands’ End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the ABL Facility falls below the greater of 10% of the loan cap amount or $15.0 million, Lands’ End will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Debt Facilities do not otherwise contain financial maintenance covenants. The Company was in compliance with all financial covenants related to the Debt Facilities as of April 28, 2017.
The Debt Facilities contain certain affirmative covenants, including reporting requirements such as delivery of financial statements, certificates and notices of certain events, maintaining insurance, and providing additional guarantees and collateral in certain circumstances.
NOTE 5. STOCK-BASED COMPENSATION
The Company expenses the fair value of all stock awards over their respective vesting periods, ensuring that, the amount of cumulative compensation cost recognized at any date is at least equal to the portion of the grant-date value of the award that is vested at that date. The Company has elected to adjust compensation expense for an estimated forfeiture rate for those shares not expected to vest and to recognize compensation cost on a straight-line basis for awards that only have a service requirement with multiple vest dates.
The Company has granted the following types of stock awards to employees at management levels and above:

i.
Time vesting stock awards ("Deferred Awards") which are in the form of restricted stock units which only require each recipient to complete a service period; Deferred awards generally vest over three years or in full after a three year period. The fair value of Deferred Awards is based on the closing price of the Company's common stock on the grant date and is reduced for estimated forfeitures of those awards not expected to vest due to employee turnover.

ii.
Stock option awards ("Option Awards") which provide the recipient with the option to purchase a set number of shares at a stated exercise price over the term of the contract, which is 10 years for all Option Awards granted.

iii.
Performance-based stock awards ("Performance Awards") which are in the form of restricted stock units which have, in addition to a service requirement, performance criteria that must be achieved for the awards to be earned. Performance Awards have annual vesting, but due to the performance criteria, are not eligible for straight-line expensing. Therefore, Performance Awards are amortized using a graded expense process. Similar to the Deferred Awards, Performance Awards fair value is based on the closing price of the Company’s common stock on the grant date and the compensation expense is reduced for estimated forfeitures of those awards not expected to vest due to employee turnover.

The following table provides a summary of the Company's stock-based compensation expense, which is included in Selling and administrative expense in the Condensed Consolidated Statements of Operations:

	13 Weeks Ended
(in thousands)	April 28, 2017	April 29, 2016
Deferred Awards	$421	$479
Option Awards	91	—
Performance Awards	67	234
Total stock-based compensation expense	$579	$713
The following table provides a summary of the activities for stock awards for First Quarter 2017:

	Option Awards		Deferred Awards		Performance Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Exercise price per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 27, 2017	—	$—	252	$24.42	69	$26.38
Granted	294	18.10	124	17.75	—	—
Vested	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited or expired	—	—	(33)	25.12	(28)	23.47
Outstanding as of April 28, 2017	294	18.10	343	22.01	41	28.33
Total unrecognized stock-based compensation expense related to unvested Option Awards, Deferred Awards and Performance Awards was approximately $2.4 million, $5.5 million and $0.1 million, respectively, as of April 28, 2017, which is expected to be recognized ratably over a weighted average period of 3.8 years, 2.4 years and 0.1 years, respectively.
During First Quarter 2017, the Company granted long-term incentive awards to employees consisting of 294,118 Option Awards and 124,226 Deferred Awards with respective weighted average grant date fair values per share of $8.49 and $17.75. The Option Awards vest ratably over 4.0 years and the contract to buy Option Awards extends for another 6.0 years. Based on the closing price of Lands' End common stock on the grant date, the weighted average option exercise price is $18.10. The fair value of each Option Award was estimated on the grant date using the Black-Scholes option pricing model. No Option Awards were exercisable as of April 28, 2017. Deferred Awards granted to various employees during First Quarter 2017 generally vest ratably for a period between fifteen months to four years.
The fair value of stock options is determined on the grant date utilizing a Black-Scholes option pricing model. The following weighted average assumptions were utilized in deriving the fair value for Option Awards for First Quarter 2017:

Risk-free interest rate	1.90%
Expected dividend yield	—%
Volatility	46.12%
Expected life (in years)	6.25
Weighted average grant date fair value per share	$8.49
The simplified method was used to calculate the Expected life (in years) to be utilized in the Black-Scholes option pricing model applied to the First Quarter 2017 Option Awards granted. The simplified method was used as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of the Option Awards due to the limited period of time its equity shares have been publicly held.
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
Restricted cash is reflected on the Condensed Consolidated Balance Sheets at fair value. The fair value of restricted cash as of April 28, 2017, April 29, 2016 and January 27, 2017 was $3.3 million based on Level 1 inputs. Restricted cash amounts are valued based upon statements received from financial institutions.
Cash and cash equivalents, accounts receivable, accounts payable and other current liabilities are reflected on the Condensed Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments.
Carrying values and fair values of long-term debt, including the short-term portion, in the Condensed Consolidated Balance Sheets are as follows:

	April 28, 2017		April 29, 2016		January 27, 2017
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including short-term portion	$499,550	$413,378	$504,700	$411,961	$500,838	$379,385
Long-term debt was valued utilizing level 2 valuation techniques based on the closing inactive market bid price on April 28, 2017, April 29, 2016, and January 27, 2017. There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis as of April 28, 2017, April 29, 2016, and January 27, 2017.
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
ASC 350, Intangibles - Goodwill and Other, requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that the carrying amount may not be recoverable. There was no impairment charge recorded for the indefinite-lived trade name intangible asset in Year to Date 2017. As a result of the 2016 annual impairment testing the Company recorded a non-cash pretax trade name impairment charge of $173.0 million during Fiscal 2016. There were no impairments of goodwill during any periods presented or since goodwill was first recognized. If actual results are not consistent with our estimates and assumptions used in estimating revenue growth, future cash flows and asset fair values, we could incur further impairment charges for the intangible asset or goodwill, which could have an adverse effect on our results of operations. The annual test for impairment will be conducted as of the end of Fiscal November 2017.
The following summarizes goodwill and the intangible asset:

(in thousands)	April 28, 2017	April 29, 2016	January 27, 2017
Trade name intangible asset, net	$257,000	$430,000	$257,000
Goodwill	$110,000	$110,000	$110,000
NOTE 8. INCOME TAXES
As of April 28, 2017, the Company had UTBs of $6.9 million. Of this amount, $4.5 million would, if recognized, impact its effective tax rate, with the remaining amount being comprised of UTBs related to gross temporary differences or other indirect benefits. Pursuant to the Tax Sharing Agreement, Sears Holdings Corporation is generally responsible for all United States federal, state and local UTBs through the date of the Separation and, as such, an indemnification asset from Sears Holdings Corporation for the pre-Separation UTBs is recorded in Other assets in the Condensed Consolidated Balance Sheets. The indemnification asset was $11.6 million, $13.9 million and $11.4 million as of April 28, 2017, April 29, 2016, and January 27, 2017, respectively.
The Company classifies interest expense and penalties related to UTBs and interest income on tax overpayments as components of income tax expense. As of April 28, 2017, the total amount of accrued interest expense and penalties recognized on our balance sheet was $5.1 million ($3.3 million net of federal benefit). The total amount of net interest expense recognized in the Condensed Consolidated Statements of Operations was insignificant for all periods presented. The Company files income tax returns in the United States and various foreign jurisdictions. The Company is currently under audit by the Internal Revenue Service for the year 2014. The Company is under examination by various state income tax jurisdictions for the years 2011 to 2014.
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
Beginning in 2005, the Company initiated claims in Iowa County Circuit Court against the City of Dodgeville (the "City") to recover overpaid taxes resulting from the City’s excessive property tax assessment of the Company’s headquarters campus for each tax year from 2005 through 2016. As of June 6, 2017 the City has refunded, as the result of various court decisions and a settlement agreement, over $7.5 million in excessive taxes and interest to the Company in the following amounts: (1) approximately $1.6 million arising from the 2005 and 2006 tax years that was recognized in Fiscal 2009; (2) approximately $1.6 million arising from the 2007, 2009 and 2010 tax years, recognized in Fiscal 2014; (3) approximately $0.9 million arising from the 2008 tax year, recognized in Fiscal 2015; (4) approximately $2.4 million arising from the 2007, 2009, 2010, 2011 and 2012 tax years, recognized in Fiscal 2016; and (5) approximately $1.0 million arising from the 2013, 2014, 2015 and 2016 tax years, recognized in First Quarter 2017. All of the foregoing refunds were recorded primarily within Selling and administrative costs in the Condensed Consolidated Statements of Operations.
All excessive property tax assessment claims arising with respect to the tax years 2005 through 2016 are now closed.
NOTE 10. RELATED PARTY TRANSACTIONS
According to statements on Schedule 13D filed with the SEC by ESL on January 6, 2017, ESL beneficially owned significant portions of both the Company's and Sears Holdings Corporation's outstanding shares of common stock. Therefore, Sears Holdings Corporation, the Company's former parent company, is considered a related party. Additionally, in First Quarter 2017, ESL purchased approximately $4.0 million of the Company's outstanding debt at a discount of approximately $1.0 million. Due to the related party relationship, this discount was considered a cancellation of debt under Section 108 of the Internal Revenue Code, triggering additional income tax payments for the Company. As of April 28, 2017 ESL owned a total of $14.7 million of the Company's outstanding debt.
In connection with and subsequent to the Separation, the Company entered into various agreements with Sears Holdings which, among other things, (i) govern specified aspects of the Company's relationship following the Separation, especially with regards to the Lands’ End Shops at Sears, and (ii) establish terms pursuant to which subsidiaries of Sears Holdings Corporation are providing services to us. See further descriptions of the transactions in the Company's 2016 Annual Report on Form 10-K and proxy statement filed with the SEC on March 31, 2017.
In its annual report on Form 10-K for its fiscal year ended January 28, 2017, Sears Holdings disclosed that its historical operating results indicate substantial doubt exists related to its ability to continue as a going concern. Sears

Holdings also disclosed it believes that actions it has taken in the last 12 months and expected benefits from actions to be taken in 2017 are probable to mitigate the substantial doubt raised by its historical operating results and therefore will satisfy its liquidity needs for the 12 months following the issuance of its financial statements.
The components of the transactions between the Company and Sears Holdings, which exclude pass-through payments to third parties, are as follows:
Lands’ End Shops at Sears
Related party costs charged by Sears Holdings to the Company related to Lands’ End Shops at Sears are as follows:

	13 Weeks Ended
(in thousands, except for number of stores)	April 28, 2017	April 29, 2016
Rent, CAM and occupancy costs	$5,909	$6,306
Retail services, store labor	5,548	5,946
Financial services and payment processing	472	719
Supply chain costs	191	315
Total expenses	$12,120	$13,286
Number of Lands’ End Shops at Sears at period end	205	225
General Corporate Services
Related party costs charged by Sears Holdings to the Company for general corporate services are as follows:

	13 Weeks Ended
(in thousands)	April 28, 2017	April 29, 2016
Sourcing	$2,398	$1,372
Shop Your Way	377	462
Shared services	48	48
Total expenses	$2,823	$1,882
Sourcing
The Company contracts with a subsidiary of Sears Holdings to provide agreed upon buying agency services, on a non-exclusive basis, in foreign territories from where the Company purchases merchandise. These services, primarily based upon quantities purchased, include quality-control functions, regulatory compliance, product claims management and new vendor selection and setup assistance. During Second Quarter 2016, the Company entered into a new buying agency services agreement with a subsidiary of Sears Holdings and terminated the agreement that was entered into at the time of the Separation. The new agreement provides for a higher commission rate and a higher annual commission minimum, as well as enhanced sourcing services, including for product development, costing analyses, vendor communications, vendor strategy and quality assurance. Certain of these amounts are capitalized into inventory and are expensed through cost of goods sold over the course of inventory turns and included in Cost of sales in the Condensed Consolidated Statements of Comprehensive Operations.

Use of Intellectual Property or Services
Related party revenue and costs charged by the Company to and from Sears Holdings for the use of intellectual property or services is as follows:

	13 Weeks Ended
(in thousands)	April 28, 2017	April 29, 2016
Lands' End business outfitters revenue	$271	$548
Credit card revenue	212	245
Royalty income	28	32
Gift card (expense)	(6)	(7)
Total income	$505	$818
Call Center Services
The Company has entered into a contract with Sears Holdings Management Corporation, a subsidiary of Sears Holdings Corporation, to provide call center services in support of Sears Holdings’ SYW. This income is net of agreed upon costs directly attributable to the Company providing these services. The income is included in Net revenue and costs are included in Selling and administrative expenses in the Condensed Consolidated Statements of Operations. Total call center service income included in Net revenue was $1.2 million and $1.9 million for First Quarter 2017 and First Quarter 2016, respectively. The contract for call center services expired on April 30, 2017.
Additional Balance Sheet Information
At April 28, 2017, April 29, 2016 and January 27, 2017, the Company included $3.5 million, $4.0 million and $3.7 million in Accounts receivable, net, respectively, and $2.4 million, $2.6 million and $3.1 million in Accounts payable, respectively, in the Condensed Consolidated Balance Sheets to reflect amounts due from and owed to Sears Holdings.
At April 28, 2017, April 29, 2016 and January 27, 2017 an $11.6 million, $13.9 million and $11.4 million receivable, respectively, was recorded by the Company in Other assets in the Condensed Consolidated Balance Sheets to reflect the indemnification by Sears Holdings Corporation of the pre-Separation UTBs (including penalties and interest) for which Sears Holdings Corporation is responsible under the Tax Sharing Agreement.
NOTE 11. SEGMENT REPORTING
The Company is a leading multi-channel retailer of clothing, accessories and footwear, as well as home products, and has three operating segments: Direct, Retail and Corporate. The Company has determined that the Direct and Retail segments meet the qualifications to be aggregated. Product revenues are divided by product categories: Apparel and Non-apparel. The Non-apparel revenues include accessories, footwear, and home goods. Services and other revenue includes embroidery, monogramming, gift wrapping, shipping and other services. Net revenue is aggregated by product category in the following table:

	13 Weeks Ended
(in thousands)	April 28, 2017	April 29, 2016
Net revenue:
Apparel	$231,028	$231,158
Non-apparel	23,980	26,650
Service and other	13,357	15,625
Total net revenue	$268,365	$273,433
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

•
The Retail segment sells products and services through dedicated Lands’ End Shops at Sears across the United States and the Company’s stand-alone Lands’ End stores. Operating costs consist primarily of labor and benefits costs; rent, CAM and occupancy costs; distribution costs; and in-store marketing costs. Assets primarily include retail inventory, fixtures and leasehold improvements.

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

Financial information by segment is presented in the following tables.
SUMMARY OF SEGMENT DATA

	13 Weeks Ended
(in thousands)	April 28, 2017	April 29, 2016
Net revenue:
Direct	$228,290	$232,185
Retail	40,047	41,216
Corporate / other	28	32
Total net revenue	$268,365	$273,433

	13 Weeks Ended
(in thousands)	April 28, 2017	April 29, 2016
Adjusted EBITDA:
Direct	$11,839	$12,832
Retail	(3,175)	(3,930)
Corporate / other	(7,367)	(8,266)
Total adjusted EBITDA	$1,297	$636
Loss (gain) on disposal of property and equipment	62	$(14)
Transfer of corporate functions	1,446	$—
Depreciation and amortization	6,509	$4,136
Operating loss	$(6,720)	$(3,486)
Interest expense	6,125	6,170
Other income, net	(742)	(453)
Income tax benefit	(4,264)	(3,444)
NET LOSS	$(7,839)	$(5,759)

	13 Weeks Ended
(in thousands)	April 28, 2017	April 29, 2016
Depreciation and amortization:
Direct	$5,779	$3,350
Retail	353	419
Corporate / other	377	367
Total depreciation and amortization	$6,509	$4,136

(in thousands)	April 28, 2017	April 29, 2016	January 27, 2017
Total Assets:
Direct	$803,222	$952,138	$805,201
Retail	62,995	60,756	69,792
Corporate / other	165,543	199,173	239,398
Total assets	$1,031,760	$1,212,067	$1,114,391

	13 Weeks Ended
(in thousands)	April 28, 2017	April 29, 2016
Capital expenditures:
Direct	$11,381	$10,302
Retail	1	183
Corporate / other	—	—
Total capital expenditures	$11,382	$10,485
NOTE 12. PROPERTY, PLANT AND EQUIPMENT

During First Quarter 2017, the Company implemented the first phase of a multi-year plan to implement a global enterprise resource planning ("ERP") system. In connection to the financial suite assets $19.3 million was placed in service during First Quarter 2017, the Company began depreciating the assets over useful lives of 3 to 10 years.
NOTE 13. RECENT ACCOUNTING PRONOUNCEMENTS
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
The Company is currently assessing the impact of adopting ASU 2014-09 on our revenue recognition practices. The Company has organized a team and management's preliminary assessment indicates it could impact the timing of recognition of revenues from gift cards and revenues from our Direct segment. The Company expects to finalize its evaluation in Fiscal 2017 and will provide updates on its progress in future filings.

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
Leases
In February 2016, the FASB issued ASU 2016-02, Leases, which will replace the existing guidance in ASC 840, Leases. This ASU requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. This guidance will be effective for Lands' End in the first quarter of its fiscal year ending January 31, 2020. While it is expected that the standard will have a material increase in the assets and liabilities recorded on the Company's Consolidated Balance Sheet, the Company is still evaluating the overall impact on the Company's Condensed Consolidated Financial Statements.
Intangibles - Goodwill and Other
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other, which simplifies the test for goodwill impairment. This update removes the second step of the goodwill impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This guidance will be effective for Lands' End for its fiscal year ending January 29, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently in the process of evaluating the adoption of this ASU on the Company’s Condensed Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. See “Cautionary Statements Concerning Forward-Looking Statements” below and "Item 1A. Risk Factors" in our Annual Report filed on Form 10-K for the year ended January 27, 2017, for a discussion of the uncertainties, risks and assumptions associated with these statements.

As used in this Quarterly Report on Form 10-Q, references to the “Company”, “Lands' End”, “we”, “us”, “our” and similar terms refer to Lands' End, Inc. and its subsidiaries. Our fiscal year ends on the Friday preceding the Saturday closest to January 31. Other terms that are commonly used in this Quarterly Report on Form 10-Q are defined as follows:
•ABL Facility - Asset-based senior secured credit agreements, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders
•Debt Facilities - Collectively, the ABL Facility and the Term Loan Facility
•ERP - Enterprise resource planning software solutions
•ESL - ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert
•Fiscal 2017 - the fifty-three weeks ending February 2, 2018
•Fiscal 2016 - the fifty-two weeks ended January 27, 2017
•Fiscal November 2017 - the four week fiscal month ending November 24, 2017
•GAAP - Accounting principles generally accepted in the United States
•Same Store Sales - Net sales, from stores that have been open for at least 12 full months where selling square footage has not changed by 15% or more within the past fiscal year
•Sears Holdings or Sears Holdings Corporation - Sears Holdings Corporation, a Delaware Corporation, and its consolidated subsidiaries (other than, for all periods following the Separation, Lands' End)
•Sears Roebuck - Sears, Roebuck and Co., a subsidiary of Sears Holdings Corporation
•SEC - United States Securities and Exchange Commission
•Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders
•Term Loan Facility - Term loan credit agreements, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders
•First Quarter 2017 - the thirteen weeks ended April 28, 2017
•First Quarter 2016 - the thirteen weeks ended April 29, 2016
•UK Borrower - A United Kingdom subsidiary borrower of Lands’ End under the ABL Facility

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

•
Discussion and analysis. This section highlights items affecting the comparability of our financial results and provides an analysis of our segment results of operations for the 2017 and 2016 first fiscal quarter.

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
Following the Separation, we began operating as a separate, publicly traded company, independent from Sears Holdings. According to statements on Schedule 13D filed with the SEC by ESL on January 6, 2017, ESL beneficially owned significant portions of both the Company's and Sears Holdings Corporation's outstanding shares of common stock. Therefore Sears Holdings Corporation, the Company's former parent company, is considered a related party both prior to and subsequent to the Separation.
The success of our Retail segment depends on the performance of the Lands’ End Shops at Sears. Under the terms of the master lease agreement and master sublease agreement pursuant to which Sears Roebuck leases or subleases to us the premises for the Lands’ End Shops at Sears, Sears Roebuck has certain rights to (1) relocate our leased premises within the building in which such premises are located, subject to certain limitations, including our right to terminate the applicable lease if we are not satisfied with the new premises, and (2) terminate without liability the lease with respect to a particular Lands’ End Shop if the overall Sears store in which such Lands’ End Shop is located is closed or sold. Sears Holdings announced that it intends to continue to right-size, redeploy and highlight the value of its assets, including its real estate portfolio, in its transition from an asset-intensive, store-focused retailer and that it has entered into lease agreements with third party retailers for stand-alone stores. On July 7, 2015, Sears Holdings completed a rights offering and sale-leaseback transaction (the “Seritage transaction”) with Seritage Growth Properties (“Seritage”), an independent publicly traded real estate investment trust. Sears Holdings disclosed that as part of the Seritage transaction, it sold 235 properties to Seritage (the “REIT properties”) along with Sears Holdings’ 50% interest in each of three real estate joint ventures (collectively, the “JVs”). Sears Holdings also disclosed that it contributed 31 properties to the JVs (the “JV properties”). As of April 28, 2017, 51 of the REIT properties contained a Lands’ End Shop and 14 of the JV properties contained a Lands’ End Shop, the leases with respect to which Sears Roebuck retained for its own account. Sears Holdings disclosed that Seritage and the JVs have a recapture right with respect to approximately 50% of the space within the stores at the REIT properties and JV properties (subject to certain exceptions), and with respect to eight of the stores that contain a Lands’ End Shop, Seritage has the additional right to recapture 100% of the space within the Sears Roebuck store. If Sears Roebuck continues to dispose of retail stores that contain Lands’ End Shops, and/or offer us relocation alternatives for Lands’ End Shops that are less attractive than the current premises, our business and results of operations could be adversely affected. On April 28, 2017 the Company operated 205 Lands’ End Shops at Sears, compared with 225 Lands’ End Shops at Sears on April 29, 2016.
Seasonality
We experience seasonal fluctuations in our Net revenue and operating results and historically have realized a significant portion of our net sales and earnings for the year during our fourth fiscal quarter. We generated approximately 33% of our Net revenue in the fourth fiscal quarter of the past three years. Thus, lower than expected fourth quarter net revenue could have an adverse impact on our annual operating results.
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
Results of Operations
The following table sets forth, for the periods indicated, selected income statement data:

	13 Weeks Ended
	April 28, 2017		April 29, 2016
(in thousands)	$’s	% of Net revenue	$’s	% of Net revenue
Net revenue	$268,365	100.0%	$273,433	100.0%
Cost of sales (excluding depreciation and amortization)	145,722	54.3%	143,763	52.6%
Gross profit	122,643	45.7%	129,670	47.4%
Selling and administrative	121,346	45.2%	129,034	47.2%
Depreciation and amortization	6,509	2.4%	4,136	1.5%
Other operating expense (income), net	1,508	0.6%	(14)	—%
Operating loss	(6,720)	(2.5)%	(3,486)	(1.3)%
Interest expense	6,125	2.3%	6,170	2.3%
Other income, net	(742)	(0.3)%	(453)	(0.2)%
Loss before income taxes	(12,103)	(4.5)%	(9,203)	(3.4)%
Income tax benefit	(4,264)	(1.6)%	(3,444)	(1.3)%
NET LOSS	$(7,839)	(2.9)%	$(5,759)	(2.1)%
Depreciation and amortization is not included in our cost of sales because we are a reseller of inventory and do not believe that including depreciation and amortization is meaningful. As a result, our gross margins may not be comparable to other entities that include depreciation and amortization related to the sale of their product in their gross margin measure.
Net Loss and Adjusted EBITDA
We recorded a Net loss of $7.8 million in First Quarter 2017 compared to a Net loss of $5.8 million in First Quarter 2016. In addition to our Net loss determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted EBITDA measurement. Adjusted EBITDA is computed as Net loss appearing on the Condensed

Consolidated Statements of Operations net of Income tax benefit, Other income, net, Interest expense, Depreciation and amortization, and certain significant items set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our businesses, as well as executive compensation metrics, for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.
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

◦	Transfer of corporate functions - severance associated with a transition of certain corporate activities from our New York office to our Dodgeville headquarters.

◦	Gain or loss on the sale of property and equipment - management considers the gains or losses on disposal of assets to result from investing decisions rather than ongoing operations.

	13 Weeks Ended
	April 28, 2017		April 29, 2016
(in thousands)	$’s	% of Net revenue	$’s	% of Net revenue
Net loss	$(7,839)	(2.9)%	$(5,759)	(2.1)%
Income tax benefit	(4,264)	(1.6)%	(3,444)	(1.3)%
Other income, net	(742)	(0.3)%	(453)	(0.2)%
Interest expense	6,125	2.3%	6,170	2.3%
Operating loss	(6,720)	(2.5)%	(3,486)	(1.3)%
Depreciation and amortization	6,509	2.4%	4,136	1.5%
Transfer of corporate functions	1,446	0.5%	—	—%
Loss (gain) on disposal of property and equipment	62	—%	(14)	—%
Adjusted EBITDA	$1,297	0.5%	$636	0.2%

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

Discussion and Analysis
First Quarter 2017 compared with First Quarter 2016
Net Revenue
Net revenue for First Quarter 2017 was $268.4 million, compared with $273.4 million in the comparable period of the prior year, a decrease of $5.1 million or 1.9%. The decrease was comprised of a decrease in our Direct segment of $3.9 million and a decrease in our Retail segment of $1.2 million.
Net revenue in our Direct segment was $228.3 million for First Quarter 2017, a decrease of $3.9 million, or 1.7% from the comparable period of the prior year. The decrease in the Direct segment was largely attributable to decreases in our business and school uniform businesses, as well as our international business. This was partially offset by an increase in our U.S. consumer business. In our U.S. consumer business, we increased circulation and customer contacts resulting in an increase in revenue.
Net revenue in our Retail segment was $40.0 million for First Quarter 2017, a decrease of $1.2 million, or 2.8% from the comparable period of the prior year. The decrease was driven by a decrease in the number of Lands’ End Shops at Sears, partially offset by an increase in Same Store Sales of 2.1%. On April 28, 2017, the Company operated 205 Lands’ End Shops at Sears, 14 global Lands’ End stores and no international shop-in-shops compared with 225 Lands’ End Shops at Sears, 14 global Lands’ End stores and five international shop-in-shops on April 29, 2016.
Gross Profit
Total gross profit decreased $7.0 million to $122.6 million and gross margin decreased approximately 170 basis points to 45.7% of total Net revenue in First Quarter 2017, compared with $129.7 million, or 47.4% of total Net revenue, in First Quarter 2016. The gross profit decrease was comprised of a decrease in our Direct segment of $5.7 million and a decrease in our Retail segment of $1.3 million.
Gross profit in the Direct segment was $107.6 million compared with $113.3 million for First Quarter 2017 and First Quarter 2016, respectively. Gross margin in the Direct segment decreased approximately 170 basis points to 47.1% in First Quarter 2017 versus 48.8% in the comparable prior year period. The decrease in Gross margin during first quarter was primarily attributable to increased promotional activity in the highly competitive retail environment.
Retail segment gross profit decreased $1.3 million to $15.0 million in First Quarter 2017 from $16.3 million in First Quarter 2016. Retail segment gross margin decreased to 37.4% for First Quarter 2017 compared to 39.5% for First Quarter 2016 driven by increased promotional activity to remain competitive in the highly competitive retail environment.
Selling and Administrative Expenses
Selling and administrative expenses were $121.3 million, or 45.2% of total Net revenue compared with $129.0 million or 47.2% of total Net revenue in First Quarter 2017 and First Quarter 2016, respectively. The decrease in Selling and administrative expenses was primarily due to a decrease of $4.8 million in the Direct segment, a decrease of $2.0 million in the Retail segment and an decrease of $0.9 million in the Corporate segment.
The Direct segment Selling and administrative expenses were $95.7 million compared with $100.5 million for First Quarter 2017 and First Quarter 2016, respectively. The $4.8 million or 4.8% decrease, was primarily attributable to a reduction in personnel costs and marketing expenses.
The Retail segment Selling and administrative expenses were $18.2 million compared with $20.2 million for First Quarter 2017 and First Quarter 2016, respectively. The $2.0 million or 9.9% decrease was primarily attributable to a decrease in marketing expenses and personnel costs.
Corporate / other Selling and administrative expenses decreased to $7.4 million in First Quarter 2017 compared to $8.3 million in First Quarter 2016 due to personnel costs.
Depreciation and Amortization
Depreciation and amortization expense was $6.5 million in First Quarter 2017, an increase of $2.4 million or 57.4%, compared with $4.1 million in First Quarter 2016, primarily attributable to an increase in depreciation associated with the implementation of the first phase of our multi-year ERP system. During First Quarter 2017, the Company placed $19.3 million of financial suite assets in service and began depreciating the assets over useful lives of 3 to 10 years.
Other Operating Expense (Income), Net
Other operating expense (income), net was $1.5 million in First Quarter 2017 as the result of a $1.4 million severance charge associated with the transition of certain corporate activities from the New York office to the Company's Dodgeville headquarters.
Operating Loss
Operating loss increased to a $6.7 million loss in First Quarter 2017 from $3.5 million in First Quarter 2016 primarily due to lower revenues and lower gross margin discussed above.
Interest Expense
Interest expense was essentially unchanged at $6.1 million in First Quarter 2017 compared to $6.2 million in First Quarter 2016.
Income Tax Benefit
Income tax benefit was $4.3 million for First Quarter 2017 compared to $3.4 million in First Quarter 2016. The effective tax rate was 35.2% in First Quarter 2017 compared with 37.4% in First Quarter 2016.
Net Loss
As a result of the above factors, Net loss was $7.8 million and diluted loss per share was $0.24 in First Quarter 2017 compared with Net loss of $5.8 million and diluted loss per share of $0.18 in First Quarter 2016.
Adjusted EBITDA
As a result of the above factors, Adjusted EBITDA increased to $1.3 million in First Quarter 2017 from $0.6 million in First Quarter 2016.

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
Description of Material Indebtedness
Debt Arrangements
Lands’ End entered into the ABL Facility, which provides for maximum borrowings of $175.0 million for Lands’ End, subject to a borrowing base, with a $30.0 million sub facility for the UK Borrower. The ABL Facility has a sub-limit of $70.0 million for domestic letters of credit and a sub-limit of $15.0 million for letters of credit for the UK Borrower. The ABL Facility is available for working capital and other general corporate purposes, and was undrawn at April 28, 2017 and April 29, 2016, other than for letters of credit. The Company had borrowing availability under the ABL Facility of $155.0 million as of April 28, 2017, net of outstanding letters of credit of $20.0 million.
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
Representations and Warranties; Covenants
Subject to specified exceptions, the Debt Facilities contain various representations and warranties and restrictive covenants that, among other things, restrict the ability of Lands’ End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the ABL Facility falls below the greater of 10% of the loan cap amount or $15 million, Lands’ End will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Debt Facilities do not otherwise contain financial maintenance covenants. The Company was in compliance with all financial covenants related to the Debt Facilities as of April 28, 2017.
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

Cash Flows from Operating Activities
Operating activities used net cash of $60.3 million and $50.1 million for the Year to Date 2017 and Year to Date 2016, respectively, primarily due to the combination of:

•	Increased use of cash to pay down accounts payable due to higher payables at the end of the prior year, and

•	Lower improvements in working capital due to a better inventory position at the beginning of the year.
Cash Flows from Investing Activities
Net cash used in investing activities was $11.4 million and $10.5 million for the Year to Date 2017 and Year to Date 2016, respectively. Cash used in investing activities for both periods was primarily used for investments to update our information technology infrastructure and property and equipment.
For Fiscal 2017, we plan to invest a total of approximately $40.0 million to $50.0 million in capital expenditures for strategic investments and infrastructure, primarily associated with our ERP investment, other technology investments and general corporate needs.
Cash Flows from Financing Activities
Net cash used by financing activities was $1.3 million and $1.4 million for Year to Date 2017 and Year to Date 2016, respectively, consisting primarily of our quarterly payments for the Term Loan.
Contractual Obligations and Off-Balance-Sheet Arrangements
There have been no material changes to our contractual obligations and off-balance-sheet arrangements as discussed in our Annual Report on Form 10-K for the fiscal year ended January 27, 2017.
Financial Instruments with Off-Balance-Sheet Risk
Lands’ End entered into the ABL Facility, which provides for maximum borrowings of $175.0 million for Lands’ End, subject to a borrowing base, with a $30.0 million sub facility for the UK Borrower. The ABL Facility has a sub-limit of $70.0 million for domestic letters of credit and a sub-limit of $15.0 million for letters of credit for the UK Borrower. The ABL Facility is available for working capital and other general corporate purposes, and was undrawn at April 28, 2017 and April 29, 2016, other than for letters of credit. The Company had borrowing availability under the ABL Facility of $155.0 million as of April 28, 2017, net of outstanding letters of credit of $20.0 million.
Application of Critical Accounting Policies and Estimates
We believe that the assumptions and estimates associated with inventory valuation, goodwill and intangible asset impairment assessments and income taxes have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

There have been no material changes to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended January 27, 2017.

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
As a result of the Fiscal 2016 annual impairment assessment, the Company recorded a non-cash pretax intangible asset impairment charge of $173.0 million during Fiscal 2016 to reduce the carrying value of the trade name to the fair value. During First Quarter 2017, there were no events or changes in circumstances that indicated that the carrying value of Lands' End trade name is not recoverable. As such, an impairment assessment was not performed and there was no impairment charge related to the trade name in First Quarter 2017. If actual results are not consistent with our estimates and assumptions used in estimating revenue growth, future cash flows and asset fair values, we could incur further impairment charges for the intangible asset or goodwill, which could have an adverse effect on our results of operations. The annual test for impairment will be conducted as of the end of Fiscal November 2017.
Recent Accounting Pronouncements
See Part I, Item 1, Note 13 – Recent Accounting Pronouncements, of the Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

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
The following important factors and uncertainties, among others, could cause actual results to differ materially from those described in these forward-looking statements: our ability to offer merchandise and services that customers want to purchase; changes in customer preference from our branded merchandise; customers' use of our digital platform, including customer acceptance of our efforts to enhance our e-commerce websites; customer response to our marketing efforts across all types of media; our maintenance of a robust customer list; our dependence on information technology and a failure of information technology systems, including with respect to our e-commerce operations, or an inability to upgrade or adapt our systems; the success of our ERP implementation; fluctuations and increases in costs of raw materials; impairment of our relationships with our vendors; our failure to maintain the security of customer, employee or company information; our failure to compete effectively in the apparel industry; the performance of our “store within a store” business; if Sears Holdings Corporation sells or disposes of its retail stores, including pursuant to the recapture rights granted to Seritage Growth Properties, and other parties or if its retail business does not attract customers or does not adequately provide services to the Lands’ End Shops at Sears; legal, regulatory, economic and political risks associated with international trade and those markets in which we conduct business and source our merchandise; our failure to protect or preserve the image of our brands and our intellectual property rights; increases in postage, paper and printing costs; failure by third parties who provide us with services in connection with certain aspects of our business to perform their obligations; our failure to timely and effectively obtain shipments of products from our vendors and deliver merchandise to our customers; reliance on promotions and markdowns to encourage customer purchases; our failure to efficiently manage inventory levels; unseasonal or severe weather conditions; the seasonal nature of our business; the adverse effect on our reputation if our independent vendors do not use ethical business practices or comply with applicable laws and regulations; assessments for additional state taxes; incurrence of charges due to impairment of goodwill, other intangible assets and long-lived assets; the impact on our business of adverse worldwide economic and market conditions, including economic factors that negatively impact consumer spending on discretionary items; the impact of increased costs due to a decrease in our purchasing power following our separation from Sears Holdings (“Separation”) and other losses of benefits associated with being a subsidiary of Sears Holdings; the failure of Sears Holdings or its subsidiaries to perform under various transaction agreements or our failure to have necessary systems and services in place when certain of the transaction agreements expire; our agreements related to the Separation and certain agreements related to our continuing relationship with Sears Holdings were negotiated while we were a subsidiary of Sears Holdings and we may have received better terms from an unaffiliated third party; potential indemnification liabilities to Sears Holdings pursuant to the separation and distribution agreement; the ability of our principal shareholders to exert substantial influence over us; adverse effects of the Separation on our business; potential liabilities under fraudulent conveyance and transfer laws and legal capital requirements; and other risks, uncertainties and factors discussed in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended January 27, 2017.  We intend the forward-looking statements to speak only as of the time made and do not undertake to update or revise them as more information becomes available, except as required by law.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in currency rates. A significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of April 28, 2017, we had $25.3 million of cash denominated in foreign currencies, principally in British Pound Sterling, Euros and Yen. We do not enter into financial instruments for trading purposes or hedging and have not used any derivative financial instruments. We do not consider our foreign earnings to be permanently reinvested.
We are subject to interest rate risk with our Term Loan Facility and our ABL Facility, as both require us to pay interest on outstanding borrowings at variable rates. Each one percentage point change in interest rates associated with the Term Loan Facility would result in a $4.3 million change in our annual cash interest expenses. Assuming our ABL Facility was fully drawn to a principal amount equal to $175.0 million, each one percentage point change in interest rates would result in a $1.8 million change in our annual cash interest expense.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based on their evaluation for the period covered by this Quarterly Report on Form 10-Q, Lands’ End’s President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer have concluded that, as of April 28, 2017, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective.
Changes in Internal Control over Financial Reporting
During First Quarter 2017, the Company implemented the first phase of a multi-year implementation of a global enterprise resource planning ("ERP") system. The new ERP system was designed to better support our business needs in response to the changing operating environment. The implementation of a worldwide ERP system will likely affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness as the implementation progresses. The Company expects that the new ERP system will enhance the overall system of internal controls over financial reporting through further automation and integration of business processes, although it is not being implemented in response to any identified deficiency in the Company’s internal controls over financial reporting.
Other than the ERP implementation, there have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 under the Exchange Act during the first fiscal quarter ended April 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended January 27, 2017, which was filed with the SEC on March 31, 2017.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During First Quarter 2017 and First Quarter 2016, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.
ITEM 6. EXHIBITS
The following documents are filed as exhibits hereto:

3.1
Amended and Restated Certificate of Incorporation of Lands’ End, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Lands’ End, Inc. on March 20, 2014 (File No. 001-09769)).

3.2	Amended and Restated Bylaws of Lands’ End, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on April 8, 2014 (File No. 001-09769)).

10.1	Letter from Lands' End, Inc. to Peter L. Gray relating to employment, dated April 21, 2017.

10.2	Executive Severance Agreement dated and effective as of April 21, 2017 between Lands’ End, Inc. and its affiliates and subsidiaries and Peter L. Gray.

10.3	Director Compensation Policy effective as of May 10, 2017.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lands’ End, Inc.
(Registrant)

By:	/s/ James F. Gooch
James F. Gooch
Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer (Principal Financial Officer)

Dated: June 6, 2017