Form 10-Q
period 2017-07-28
LANDS' END, INC.
filed 2017-09-01
CIK 799288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 28, 2017
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
(608) 935-9341
Registrant’s Telephone Number Including Area Code
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
As of August 31, 2017, the registrant had 32,095,021 shares of common stock, $0.01 par value, outstanding.

LANDS’ END, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JULY 28, 2017

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LANDS’ END, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(in thousands, except per share data)	July 28, 2017	July 29, 2016	July 28, 2017	July 29, 2016
Net revenue	$302,190	$292,010	$570,555	$565,443
Cost of sales (excluding depreciation and amortization)	168,025	155,858	313,748	299,621
Gross profit	134,165	136,152	256,807	265,822

Selling and administrative	127,336	128,892	248,682	257,926
Depreciation and amortization	6,175	4,488	12,683	8,624
Other operating expense, net	480	60	1,988	46
Operating income (loss)	174	2,712	(6,546)	(774)
Interest expense	6,167	6,174	12,292	12,344
Other income, net	(494)	(528)	(1,236)	(981)
Loss before income taxes	(5,499)	(2,934)	(17,602)	(12,137)
Income tax benefit	(1,619)	(954)	(5,883)	(4,398)
NET LOSS	$(3,880)	$(1,980)	$(11,719)	$(7,739)
NET LOSS PER COMMON SHARE (Note 2)
Basic:	$(0.12)	$(0.06)	$(0.37)	$(0.24)
Diluted:	$(0.12)	$(0.06)	$(0.37)	$(0.24)

Basic weighted average common shares outstanding	32,079	32,024	32,054	32,013
Diluted weighted average common shares outstanding	32,079	32,024	32,054	32,013

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.
Condensed Consolidated Statements of Comprehensive Operations
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 28, 2017	July 29, 2016	July 28, 2017	July 29, 2016
NET LOSS	$(3,880)	$(1,980)	$(11,719)	$(7,739)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	622	(3,084)	1,139	(769)
COMPREHENSIVE LOSS	$(3,258)	$(5,064)	$(10,580)	$(8,508)

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share data)	July 28, 2017	July 29, 2016	January 27, 2017
ASSETS
Current assets
Cash and cash equivalents	$176,955	$210,736	$213,108
Restricted cash	3,300	3,300	3,300
Accounts receivable, net	24,632	29,287	39,284
Inventories, net	370,470	354,739	325,314
Prepaid expenses and other current assets	36,216	31,781	26,394
Total current assets	611,573	629,843	607,400
Property and equipment, net	126,825	112,682	122,836
Goodwill	110,000	110,000	110,000
Intangible asset, net	257,000	430,000	257,000
Other assets	17,007	15,913	17,155
TOTAL ASSETS	$1,122,405	$1,298,438	$1,114,391
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$181,685	$174,940	$162,408
Other current liabilities	85,415	82,212	86,446
Total current liabilities	267,100	257,152	248,854
Long-term debt, net	488,146	491,941	490,043
Long-term deferred tax liabilities	91,015	155,451	90,467
Other liabilities	14,144	16,539	13,615
TOTAL LIABILITIES	860,405	921,083	842,979
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01- authorized: 480,000,000 shares; issued and outstanding: 32,087,532, 32,029,359 and 32,029,359, respectively	320	320	320
Additional paid-in capital	345,139	345,598	343,971
Retained (deficit) earnings	(72,172)	41,590	(60,453)
Accumulated other comprehensive loss	(11,287)	(10,153)	(12,426)
Total stockholders’ equity	262,000	377,355	271,412
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,122,405	$1,298,438	$1,114,391

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	26 Weeks Ended
(in thousands)	July 28, 2017	July 29, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,719)	$(7,739)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	12,683	8,624
Amortization of debt issuance costs	856	856
Loss on disposal of property and equipment	62	46
Stock-based compensation	1,800	1,752
Deferred income taxes	(88)	(1,387)
Change in operating assets and liabilities:
Inventories	(43,493)	(25,983)
Accounts payable	22,434	34,472
Other operating assets	5,603	(4,015)
Other operating liabilities	(1,333)	(4,552)
Net cash (used in) provided by operating activities	(13,195)	2,074
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	—	44
Purchases of property and equipment	(20,223)	(18,017)
Net cash used in investing activities	(20,223)	(17,973)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on term loan facility	(2,575)	(2,575)
Payments of employee withholding taxes on share-based compensation	(629)	(396)
Net cash used in financing activities	(3,204)	(2,971)
Effects of exchange rate changes on cash	469	1,238
NET DECREASE IN CASH AND CASH EQUIVALENTS	(36,153)	(17,632)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	213,108	228,368
CASH AND CASH EQUIVALENTS, END OF PERIOD	$176,955	$210,736
SUPPLEMENTAL CASH FLOW DATA
Unpaid liability to acquire property and equipment	$4,438	$2,297
Income taxes paid, net of refunds	$3,082	$3,067
Interest paid	$11,257	$11,291

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BACKGROUND AND BASIS OF PRESENTATION
Description of Business and Separation
Lands' End, Inc. (“Lands' End” or the “Company”) is a leading multi-channel retailer of casual clothing, accessories and footwear, as well as home products. Lands' End offers products through catalogs, online at www.landsend.com and affiliated specialty and international websites, and through retail locations, primarily at Lands’ End Shops at Sears and Lands’ End stores.
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
• Second Quarter 2017 - The thirteen weeks ended July 28, 2017
• Second Quarter 2016 - The thirteen weeks ended July 29, 2016
• Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders
• SHMC - Sears Holdings Management Corporation, a subsidiary of Sears Holdings Corporation
• SYW or Shop Your Way - Shop Your Way member loyalty program

• Tax Sharing Agreement - A tax sharing agreement entered into by Sears Holdings Corporation and Lands' End in connection with the Separation
• Term Loan Facility - Term loan credit agreements, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders
• UTBs - Gross unrecognized tax benefits related to uncertain tax positions
• Year to Date 2017 - the twenty-six weeks ended July 28, 2017
• Year to Date 2016 - the twenty-six weeks ended July 29, 2016
Basis of Presentation
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
Reclassifications
In First Quarter 2017, the Company adopted ASU 2016-09, Compensation - Stock Compensation, which changed the required presentation of payments of employee withholding taxes on share-based compensation on the Condensed consolidated statements of cash flows from an operating activity to a financing activity. As a result of the adoption, the Company reclassified payments of employee withholding taxes on share-based compensation from Other operating liabilities for the Year to Date 2016 to Payments of employee withholding taxes on share-based compensation. Other requirements of this guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements.
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
The following table summarizes the components of basic and diluted EPS:

	13 Weeks Ended		26 Weeks Ended
(in thousands, except per share amounts)	July 28, 2017	July 29, 2016	July 28, 2017	July 29, 2016
Net loss	$(3,880)	$(1,980)	$(11,719)	$(7,739)

Basic weighted average shares outstanding	32,079	32,024	32,054	32,013
Dilutive effect of stock awards	—	—	—	—
Diluted weighted average shares outstanding	32,079	32,024	32,054	32,013

Basic loss per share	$(0.12)	$(0.06)	$(0.37)	$(0.24)
Diluted loss per share	$(0.12)	$(0.06)	$(0.37)	$(0.24)

Stock awards are considered anti-dilutive based on the application of the treasury stock method or in the event of a net loss. There were 41,080, 19,931, 69,239 and 40,360 shares excluded from the diluted weighted average shares outstanding for Second Quarter 2017, Second Quarter 2016, Year to Date 2017 and Year to Date 2016, respectively.
NOTE 3. OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) encompasses all changes in equity other than those arising from transactions with stockholders, and is comprised solely of foreign currency translation adjustments.

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 28, 2017	July 29, 2016	July 28, 2017	July 29, 2016
Beginning balance: Accumulated other comprehensive loss (net of tax of $6,189, $3,806, $6,691 and $5,053, respectively)	$(11,909)	$(7,069)	$(12,426)	$(9,384)
Other comprehensive income (loss):
Foreign currency translation adjustments (net of tax expense (benefit) of $(135), $1,661, $(637) and $414, respectively)	622	(3,084)	1,139	(769)
Ending balance: Accumulated other comprehensive loss (net of tax of $6,054, $5,467, $6,054 and $5,467, respectively)	$(11,287)	$(10,153)	$(11,287)	$(10,153)
No amounts were reclassified out of Accumulated other comprehensive loss during any of the periods presented.
NOTE 4. DEBT
The Company's debt consisted of the following:

	July 28, 2017		July 29, 2016		January 27, 2017
	Amount	Rate	Amount	Rate	Amount	Rate
Term Loan Facility, maturing April 4, 2021	$498,263	4.48%	$503,412	4.25%	$500,838	4.25%
ABL Facility, maturing April 4, 2019	—	—%	—	—%	—	—%
	498,263		503,412		500,838
Less: Current maturities in Other current liabilities, net	5,150		5,150		5,150
Less: Unamortized debt issuance costs - Term Loan Facility	4,967		6,321		5,645
Long-term debt, net	$488,146		$491,941		$490,043

The following table summarizes the Company's borrowing availability under the ABL Facility:

	July 28, 2017	July 29, 2016	January 27, 2017
ABL maximum borrowing	$175,000	$175,000	$175,000
Outstanding Letters of Credit	10,362	9,398	19,705
Borrowing availability under ABL	$164,638	$165,602	$155,295
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
Representations and Warranties; Covenants
Subject to specified exceptions, the Debt Facilities contain various representations and warranties and restrictive covenants that, among other things, restrict the ability of Lands’ End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the ABL Facility falls below the greater of 10% of the loan cap amount or $15.0 million, Lands’ End will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Debt Facilities do not otherwise contain financial maintenance covenants. The Company was in compliance with all financial covenants related to the Debt Facilities as of July 28, 2017.
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

The following table provides a summary of the Company's stock-based compensation expense, which is included in Selling and administrative expense in the Condensed Consolidated Statements of Operations:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 28, 2017	July 29, 2016	July 28, 2017	July 29, 2016
Deferred Awards	$1,015	$889	$1,436	$1,368
Option Awards	185	—	276	—
Performance Awards	21	150	88	384
Total stock-based compensation expense	$1,221	$1,039	$1,800	$1,752
The following table provides a summary of the activities for stock awards for Year to Date 2017:

	Deferred Awards		Option Awards		Performance Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 27, 2017	252	$24.42	—	$—	69	$26.38
Granted	395	21.99	343	8.73	—	—
Vested	(47)	25.20	—	—	(41)	28.33
Exercised	—	—	—	—	—	—
Forfeited or expired	(55)	25.04	—	—	(28)	23.47
Outstanding as of July 28, 2017	545	22.47	343	8.73	—	—
Total unrecognized stock-based compensation expense related to unvested Deferred Awards was approximately $10.0 million as of July 28, 2017, which is expected to be recognized ratably over a weighted average period of 2.6 years years. Deferred Awards granted to various employees during Second Quarter 2017 generally vest ratably for a period between fifteen months to four years.
There was no unrecognized stock-based compensation expense related to unvested Performance Awards as of July 28, 2017.
Total unrecognized stock-based compensation expense related to unvested Option Awards was approximately $2.7 million as of July 28, 2017, which is expected to be recognized ratably over a weighted average period of 3.6 years. The Option Awards vest ratably over 4.0 years and the contract to buy Option Awards extends for another 6.0 years. The fair value of each Option Award was estimated on the grant date using the Black-Scholes option pricing model. No Option Awards were exercisable as of July 28, 2017.
The fair value of Option Awards is determined on the grant date utilizing a Black-Scholes option pricing model. The following assumptions were utilized in deriving the fair value for Option Awards granted during Year to Date 2017:

Risk-free interest rate	1.82%	-	1.90%
Expected dividend yield	—%	-	—%
Volatility	45.59%	-	46.12%
Expected life (in years)	6.25	-	6.25
Weighted average exercise price per share	$18.10	-	$22.00
The simplified method was used to calculate the Expected life (in years) to be utilized in the Black-Scholes option pricing model applied to First Quarter 2017 and Second Quarter 2017 Option Awards granted. The simplified method was used as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of the Option Awards due to the limited period of time since the Company began publicly issuing shares.
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
Restricted cash is reflected on the Condensed Consolidated Balance Sheets at fair value. The fair value of restricted cash as of July 28, 2017, July 29, 2016 and January 27, 2017 was $3.3 million based on Level 1 inputs. Restricted cash amounts are valued based upon statements received from financial institutions.
Cash and cash equivalents, accounts receivable, accounts payable and other current liabilities are reflected on the Condensed Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments.
Carrying values and fair values of long-term debt, including the short-term portion, in the Condensed Consolidated Balance Sheets are as follows:

	July 28, 2017		July 29, 2016		January 27, 2017
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including short-term portion	$498,263	$418,541	$503,412	$395,178	$500,838	$379,385
Long-term debt was valued utilizing Level 2 valuation techniques based on the closing inactive market bid price on July 28, 2017, July 29, 2016, and January 27, 2017. There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis as of July 28, 2017, July 29, 2016, and January 27, 2017.
NOTE 7. GOODWILL AND INTANGIBLE ASSET
The Company's intangible asset, consisting of a trade name and goodwill, were valued as a result of business combinations accounted for under the purchase accounting method. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The net carrying amounts of goodwill and trade name are included within the Company's Direct segment.
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
As a result of the 2016 annual impairment test the Company recorded a non-cash pretax trade name intangible asset impairment charge of $173.0 million in Fiscal 2016. There were no impairment charges recorded for the intangible asset Year to Date 2017.
The intangible asset was $257.0 million, $430.0 million and $257.0 million as of July 28, 2017, July 29, 2016 and January 27, 2017, respectively.
There were no impairments for goodwill during any periods presented or since goodwill was first recognized.
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
As of July 28, 2017, the Company had UTBs of $6.9 million. Of this amount, $4.5 million would, if recognized, impact its effective tax rate, with the remaining amount being comprised of UTBs related to gross temporary differences or other indirect benefits. Pursuant to the Tax Sharing Agreement, Sears Holdings Corporation is generally responsible for all United States federal, state and local UTBs, including interest and penalties, through the date of the Separation and, as such, an indemnification asset from Sears Holdings Corporation for the pre-Separation UTBs is recorded in

Other assets in the Condensed Consolidated Balance Sheets. The indemnification asset was $11.8 million, $14.2 million and $11.4 million as of July 28, 2017, July 29, 2016, and January 27, 2017, respectively.
The Company classifies interest expense and penalties related to UTBs and interest income on tax overpayments as components of income tax expense. As of July 28, 2017, the total amount of interest expense and penalties recognized on our balance sheet was $5.3 million ($3.4 million net of federal benefit). The total amount of such net interest expense recognized in the Condensed Consolidated Statements of Operations was insignificant for all periods presented. The Company files income tax returns in the United States and various foreign jurisdictions. Sears Holdings and the Company are under examination by various state tax jurisdictions for the years 2003 to 2014.
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
Beginning in 2005, the Company initiated claims in Iowa County Circuit Court against the City of Dodgeville (the "City") to recover overpaid taxes resulting from the City’s excessive property tax assessment of the Company’s headquarters campus for each tax year from 2005 through 2016. As of June 6, 2017 the City has refunded, as the result of various court decisions and a settlement agreement, over $7.5 million in excessive taxes and interest to the Company. All excessive property tax assessment claims arising with respect to the tax years 2005 through 2016 are now closed. The Company received refunds of $1.0 million in the First Quarter 2017 and $1.2 million in the Second Quarter 2016 which were recorded primarily within Selling and administrative costs in the Condensed Consolidated Statements of Operations.

NOTE 10. RELATED PARTY TRANSACTIONS
According to statements on Schedule 13D filed with the SEC by ESL, ESL beneficially owns significant portions of both the Company's and Sears Holdings Corporation's outstanding shares of common stock. Therefore, Sears Holdings Corporation, the Company's former parent company, is considered a related party. In First Quarter 2017, ESL purchased approximately $4.0 million of the Company's outstanding debt at a discount of approximately $1.0 million. Due to the related party relationship, this discount was considered a cancellation of debt under Section 108 of the Internal Revenue Code, triggering additional income tax payments for the Company. As of May 4, 2017, ESL had divested itself of all of the Company's outstanding debt to an unrelated third party.
In connection with and subsequent to the Separation, the Company entered into various agreements with Sears Holdings which, among other things, (i) govern specified aspects of the Company's relationship following the Separation, especially with regards to the Lands’ End Shops at Sears, and (ii) establish terms pursuant to which subsidiaries of Sears Holdings Corporation are providing services to us. Descriptions of these transactions are included in the Company's 2016 Annual Report on Form 10-K and proxy statement filed with the SEC on March 31, 2017.
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
The components of the transactions between the Company and Sears Holdings, which exclude pass-through payments to third parties, are as follows:

Lands’ End Shops at Sears
Related party costs charged by Sears Holdings to the Company related to Lands’ End Shops at Sears are as follows:

	13 Weeks Ended		26 Weeks Ended
(in thousands, except for number of stores)	July 28, 2017	July 29, 2016	July 28, 2017	July 29, 2016
Rent, CAM and occupancy costs	$5,597	$6,237	$11,506	$12,543
Retail services, store labor	5,594	6,084	11,142	12,029
Financial services and payment processing	676	671	1,148	1,390
Supply chain costs	200	236	391	551
Total expenses	$12,067	$13,228	$24,187	$26,513
Number of Lands’ End Shops at Sears at period end	204	224	204	224
General Corporate Services
Related party costs charged by Sears Holdings to the Company for general corporate services are as follows:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 28, 2017	July 29, 2016	July 28, 2017	July 29, 2016
Sourcing	$2,682	$1,666	$5,080	$3,038
Shop Your Way	321	612	697	1,074
Shared services	48	48	95	95
Total expenses	$3,051	$2,326	$5,872	$4,207
Use of Intellectual Property or Services
Related party revenue and costs charged by the Company to and from Sears Holdings for the use of intellectual property or services is as follows:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 28, 2017	July 29, 2016	July 28, 2017	July 29, 2016
Lands' End Business Outfitters revenue	$271	$426	$542	$974
Credit card revenue	221	266	433	511
Royalty income	86	94	114	126
Gift card (expense)	(7)	(6)	(13)	(13)
Total income	$571	$780	$1,076	$1,598
The Company is currently in negotiations to extend the contract under which it receives sourcing services and the contract governing its participation in the Shop Your Way program.
Call Center Services
The Company had entered into a contract with SHMC to provide call center services in support of Sears Holdings’ SYW. This income is net of agreed upon costs directly attributable to the Company providing these services. The income is included in Net revenue and costs are included in Selling and administrative expenses in the Condensed Consolidated Statements of Operations. The contract for call center services expired on April 30, 2017. Due to the contract expiration there was no call center service income for Second Quarter 2017. Total call center service income was $1.9 million, $1.2 million and $3.8 million for Second Quarter 2016, Year to Date 2017 and Year to Date 2016, respectively.

Additional Balance Sheet Information
At July 28, 2017, July 29, 2016 and January 27, 2017, the Company included $3.0 million, $3.7 million and $3.7 million in Accounts receivable, net, respectively, and $3.6 million, $3.2 million and $3.1 million in Accounts payable, respectively, in the Condensed Consolidated Balance Sheets to reflect amounts due from and owed to Sears Holdings.
At July 28, 2017, July 29, 2016 and January 27, 2017, an $11.8 million, $14.2 million and $11.4 million receivable, respectively, was recorded by the Company in Other assets in the Condensed Consolidated Balance Sheets to reflect the indemnification by Sears Holdings Corporation of the pre-Separation UTBs (including penalties and interest) for which Sears Holdings Corporation is responsible under the Tax Sharing Agreement.
NOTE 11. SEGMENT REPORTING
The Company is a leading multi-channel retailer of clothing, accessories and footwear, as well as home products, and has two operating segments: Direct and Retail. Product revenues are divided by product categories: Apparel and Non-apparel. The Non-apparel revenues include accessories, footwear, and home goods. Services and other revenue includes embroidery, monogramming, gift wrapping, shipping and other services. Net revenue is aggregated by product category in the following table:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 28, 2017	July 29, 2016	July 28, 2017	July 29, 2016
Net revenue:
Apparel	$256,369	$241,822	$488,596	$472,980
Non-apparel	30,416	30,517	54,548	57,167
Service and other	15,405	19,671	27,411	35,296
Total net revenue	$302,190	$292,010	$570,555	$565,443
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

Financial information by segment is presented in the following tables.
SUMMARY OF SEGMENT DATA

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 28, 2017	July 29, 2016	July 28, 2017	July 29, 2016
Net revenue:
Direct	$259,938	$246,395	$488,228	$478,580
Retail	42,166	45,521	82,213	86,737
Corporate / other	86	94	114	126
Total net revenue	$302,190	$292,010	$570,555	$565,443

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 28, 2017	July 29, 2016	July 28, 2017	July 29, 2016
Adjusted EBITDA:
Direct	$13,080	$14,780	$24,918	$27,612
Retail	1,773	450	(1,402)	(3,480)
Corporate / other	(8,024)	(7,970)	(15,391)	(16,236)
Total adjusted EBITDA	$6,829	$7,260	$8,125	$7,896
Loss on disposal of property and equipment	—	60	62	46
Transfer of corporate functions	480	—	1,926	—
Depreciation and amortization	6,175	4,488	12,683	8,624
Operating income (loss)	$174	$2,712	$(6,546)	$(774)
Interest expense	6,167	6,174	12,292	12,344
Other income, net	(494)	(528)	(1,236)	(981)
Income tax benefit	(1,619)	(954)	(5,883)	(4,398)
NET LOSS	$(3,880)	$(1,980)	$(11,719)	$(7,739)

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 28, 2017	July 29, 2016	July 28, 2017	July 29, 2016
Depreciation and amortization:
Direct	$5,489	$3,720	$11,267	$7,070
Retail	353	406	707	825
Corporate / other	333	362	709	729
Total depreciation and amortization	$6,175	$4,488	$12,683	$8,624

(in thousands)	July 28, 2017	July 29, 2016	January 27, 2017
Total Assets:
Direct	$846,313	$980,173	$805,201
Retail	73,953	78,011	69,792
Corporate / other	202,139	240,254	239,398
Total assets	$1,122,405	$1,298,438	$1,114,391

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 28, 2017	July 29, 2016	July 28, 2017	July 29, 2016
Capital expenditures:
Direct	$8,832	$7,461	$20,213	$17,763
Retail	9	71	10	254
Corporate / other	—	—	—	—
Total capital expenditures	$8,841	$7,532	$20,223	$18,017
NOTE 12. PROPERTY, PLANT AND EQUIPMENT

As part of a multi-year plan to implement a global enterprise resource planning ("ERP") system, $11.4 million and $30.7 million of ERP assets were placed in service for Second Quarter 2017 and Year to Date 2017, respectively, in connection with the financial suite assets. The Company began depreciating the assets over useful lives of 3 to 10 years.
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
The Company has developed a road map for implementation and is currently assessing the impact of adopting ASU 2014-09 on our revenue recognition practices. The Company has organized a team and management's preliminary assessment indicates it could impact the timing of recognition of revenues from gift cards and revenues from our Direct segment. The Company expects to finalize its evaluation in Fiscal 2017 and will provide updates on its progress in future filings.
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
•Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders
•Term Loan Facility - Term loan credit agreements, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders
•Second Quarter 2017 - the thirteen weeks ended July 28, 2017
•Second Quarter 2016 - the thirteen weeks ended July 29, 2016
•UK Borrower - A United Kingdom subsidiary borrower of Lands’ End under the ABL Facility
•Year to Date 2016 - the twenty-six weeks ended July 29, 2016
•Year to Date 2017 - the twenty-six weeks ended July 28, 2017

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

•
Discussion and analysis. This section highlights items affecting the comparability of our financial results and provides an analysis of our segment results of operations for Second Quarter 2017 and Second Quarter 2016.

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
The Company identifies reportable segments according to how business activities are managed and evaluated. Each of the Company’s operating segments are strategic business units that offer similar products and services but are sold either directly from our warehouses (Direct) or through our retail stores (Retail).
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of Lands' End, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.
Following the Separation, we began operating as a separate, publicly traded company, independent from Sears Holdings. According to statements on Schedule 13D filed with the SEC by ESL, ESL beneficially owns significant portions of both the Company's and Sears Holdings Corporation's outstanding shares of common stock. Therefore Sears Holdings Corporation, the Company's former parent company, is considered a related party both prior to and subsequent to the Separation.

Seasonality
We experience seasonal fluctuations in our Net revenue and operating results and historically have realized a significant portion of our net sales and earnings for the year during our fourth fiscal quarter. We generated an average of 33% of our Net revenue in the fourth fiscal quarter of the past three years. Thus, lower than expected fourth quarter net revenue could have an adverse impact on our annual operating results.
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
Results of Operations
The following table sets forth, for the periods indicated, selected income statement data:

	13 Weeks Ended
	July 28, 2017		July 29, 2016
(in thousands)	$’s	% of Net revenue	$’s	% of Net revenue
Net revenue	$302,190	100.0%	$292,010	100.0%
Cost of sales (excluding depreciation and amortization)	168,025	55.6%	155,858	53.4%
Gross profit	134,165	44.4%	136,152	46.6%
Selling and administrative	127,336	42.1%	128,892	44.1%
Depreciation and amortization	6,175	2.0%	4,488	1.5%
Other operating expense, net	480	0.2%	60	—%
Operating income	174	0.1%	2,712	0.9%
Interest expense	6,167	2.0%	6,174	2.1%
Other income, net	(494)	(0.2)%	(528)	(0.2)%
Loss before income taxes	(5,499)	(1.8)%	(2,934)	(1.0)%
Income tax benefit	(1,619)	(0.5)%	(954)	(0.3)%
NET LOSS	$(3,880)	(1.3)%	$(1,980)	(0.7)%

	26 Weeks Ended
	July 28, 2017		July 29, 2016
(in thousands)	$’s	% of Net revenue	$’s	% of Net revenue
Net revenue	$570,555	100.0%	$565,443	100.0%
Cost of sales (excluding depreciation and amortization)	313,748	55.0%	299,621	53.0%
Gross profit	256,807	45.0%	265,822	47.0%
Selling and administrative	248,682	43.6%	257,926	45.6%
Depreciation and amortization	12,683	2.2%	8,624	1.5%
Other operating expense, net	1,988	0.3%	46	—%
Operating loss	(6,546)	(1.1)%	(774)	(0.1)%
Interest expense	12,292	2.2%	12,344	2.2%
Other income, net	(1,236)	(0.2)%	(981)	(0.2)%
Loss before income taxes	(17,602)	(3.1)%	(12,137)	(2.1)%
Income tax benefit	(5,883)	(1.0)%	(4,398)	(0.8)%
NET LOSS	$(11,719)	(2.1)%	$(7,739)	(1.4)%

Depreciation and amortization is not included in our cost of sales because we are a reseller of inventory and do not believe that including depreciation and amortization is meaningful. As a result, our gross margins may not be comparable to other entities that include depreciation and amortization related to the sale of their product in their gross margin measure.
Net Loss and Adjusted EBITDA
We recorded a Net loss of $3.9 million in Second Quarter 2017 compared to a Net loss of $2.0 million in Second Quarter 2016. In addition to our Net loss determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted EBITDA measurement. Adjusted EBITDA is computed as Net loss appearing on the Condensed Consolidated Statements of Operations net of Income tax benefit, Other income, net, Interest expense, Depreciation and amortization, and certain significant items set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our businesses, as well as executive compensation metrics, for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.
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

◦	Transfer of corporate functions - severance associated with a transition of certain corporate activities from our New York office to our Dodgeville headquarters.

◦	Gain or loss on the sale of property and equipment - management considers the gains or losses on disposal of assets to result from investing decisions rather than ongoing operations.

	13 Weeks Ended
	July 28, 2017		July 29, 2016
(in thousands)	$’s	% of Net revenue	$’s	% of Net revenue
Net loss	$(3,880)	(1.3)%	$(1,980)	(0.7)%
Income tax benefit	(1,619)	(0.5)%	(954)	(0.3)%
Other income, net	(494)	(0.2)%	(528)	(0.2)%
Interest expense	6,167	2.0%	6,174	2.1%
Operating income	174	0.1%	2,712	0.9%
Depreciation and amortization	6,175	2.0%	4,488	1.5%
Transfer of corporate functions	480	0.2%	—	—%
Loss on disposal of property and equipment	—	—%	60	—%
Adjusted EBITDA	$6,829	2.3%	$7,260	2.5%

	26 Weeks Ended
	July 28, 2017		July 29, 2016
(in thousands)	$’s	% of Net revenue	$’s	% of Net revenue
Net loss	$(11,719)	(2.1)%	$(7,739)	(1.4)%
Income tax benefit	(5,883)	(1.0)%	(4,398)	(0.8)%
Other income, net	(1,236)	(0.2)%	(981)	(0.2)%
Interest expense	12,292	2.2%	12,344	2.2%
Operating loss	(6,546)	(1.1)%	(774)	(0.1)%
Depreciation and amortization	12,683	2.2%	8,624	1.5%
Transfer of corporate functions	1,926	0.3%	—	—%
Loss on disposal of property and equipment	62	—%	46	—%
Adjusted EBITDA	$8,125	1.4%	$7,896	1.4%

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
Discussion and Analysis
Second Quarter 2017 compared with Second Quarter 2016
Net Revenue
Net revenue for Second Quarter 2017 was $302.2 million, compared with $292.0 million in the comparable period of the prior year, an increase of $10.2 million or 3.5%. The increase was comprised of an increase in our Direct segment of $13.5 million and a decrease in our Retail segment of $3.4 million.
Net revenue in our Direct segment was $259.9 million for Second Quarter 2017, an increase of $13.5 million, or 5.5% from the comparable period of the prior year. The increase in the Direct segment was primarily attributable to an increase in our U.S. consumer business. We increased circulation and customer contacts in our U.S. consumer business which resulted in an increase in revenue, particularly in our Women's swimwear product categories.
Net revenue in our Retail segment was $42.2 million for Second Quarter 2017, a decrease of $3.4 million, or 7.4% from the comparable period of the prior year. The decrease was attributable to a decrease in the number of Lands’ End Shops at Sears, partially offset by an increase in Same Store Sales of 3.8%. On July 28, 2017, the Company operated 204 Lands’ End Shops at Sears, 14 global Lands’ End stores and no international shop-in-shops compared with 224 Lands’ End Shops at Sears, 13 global Lands’ End stores and four international shop-in-shops on July 29, 2016.
Gross Profit
Total gross profit decreased $2.0 million to $134.2 million and gross margin decreased approximately 220 basis points to 44.4% of total Net revenue in Second Quarter 2017, compared with $136.2 million, or 46.6% of total Net revenue, in Second Quarter 2016. The gross profit decrease was comprised of a decrease in our Direct segment of $1.0 million and a decrease in our Retail segment of $1.0 million.
Gross profit in the Direct segment was $115.0 million compared with $116.0 million for Second Quarter 2017 and Second Quarter 2016, respectively. Gross margin in the Direct segment decreased approximately 290 basis points to 44.2%

in Second Quarter 2017 versus 47.1% in the comparable prior year period. The decrease in Gross margin during second quarter was primarily attributable to increased shipping and net duty expenses, unfavorable changes in currency exchange rates as well as increased promotional activity.
Retail segment gross profit decreased $1.0 million to $19.1 million in Second Quarter 2017 from $20.1 million in Second Quarter 2016. Retail segment gross margin increased to 45.3% for Second Quarter 2017 compared to 44.2% for Second Quarter 2016 driven by certain liquidation activities that occurred in Second Quarter 2016 which did not occur in Second Quarter 2017.
Selling and Administrative Expenses
Selling and administrative expenses were $127.3 million, or 42.1% of total Net revenue compared with $128.9 million or 44.1% of total Net revenue in Second Quarter 2017 and Second Quarter 2016, respectively. The decrease in Selling and administrative expenses was primarily due to a decrease of $2.3 million in the Retail segment partially offset by an increase of $0.7 million in the Direct segment.
The Direct segment Selling and administrative expenses were $101.9 million compared with $101.2 million for Second Quarter 2017 and Second Quarter 2016, respectively. The $0.7 million or 0.7% increase, was primarily attributable to an increase in incentive compensation expenses and a property tax refund received in Second Quarter 2016 which did not repeat in Second Quarter 2017, largely offset by lower marketing expenses.
The Retail segment Selling and administrative expenses were $17.3 million compared with $19.6 million for Second Quarter 2017 and Second Quarter 2016, respectively. The $2.3 million or 11.8% decrease was largely attributable to a decrease in marketing expenses and occupancy costs.
Depreciation and Amortization
Depreciation and amortization expense was $6.2 million in Second Quarter 2017, an increase of $1.7 million or 37.6%, compared with $4.5 million in Second Quarter 2016, primarily attributable to an increase in depreciation associated with our ongoing multi-year ERP system implementation. During Second Quarter 2017, the Company placed $11.4 million of ERP assets in service. The useful lives of the assets are 3 to 7 years.
Other Operating Expense, Net
Other operating expense, net was $0.5 million in Second Quarter 2017 compared to $0.1 million in Second Quarter 2016 as the result of a severance charge associated with the transition of certain corporate activities from the New York office to the Company's Dodgeville headquarters.
Operating Income
Operating income decreased to $0.2 million in Second Quarter 2017 from $2.7 million in Second Quarter 2016 primarily due to lower gross margin discussed above.
Interest Expense
Interest expense was unchanged at $6.2 million in Second Quarter 2017 compared to $6.2 million in Second Quarter 2016.
Income Tax Benefit
Income tax benefit was $1.6 million for Second Quarter 2017 compared to $1.0 million in Second Quarter 2016. The effective tax rate was 29.4% in Second Quarter 2017 compared with 32.5% in Second Quarter 2016.
Net Loss
As a result of the above factors, Net loss was $3.9 million and diluted loss per share was $0.12 in Second Quarter 2017 compared with Net loss of $2.0 million and diluted loss per share of $0.06 in Second Quarter 2016.

Adjusted EBITDA
As a result of the above factors, Adjusted EBITDA decreased to $6.8 million in Second Quarter 2017 from $7.3 million in Second Quarter 2016.
Year to Date 2017 compared with Year to Date 2016
Net Revenue
Net revenue for Year to Date 2017 was $570.6 million, compared with $565.4 million in the comparable period of the prior year, an increase of $5.1 million or 0.9%. The increase was comprised of an increase in our Direct segment of $9.6 million and a decrease in our Retail segment of $4.5 million.
Net revenue in our Direct segment was $488.2 million for Year to Date 2017, an increase of $9.6 million, or 2.0% from the comparable period of the prior year. The increase in the Direct segment was largely attributable to an increase in our U.S. consumer business. In our U.S. consumer business, we increased circulation and customer contacts which resulted in an increase in revenue, particularly in Women's swimwear.
Net revenue in our Retail segment was $82.2 million for Year to Date 2017, a decrease of $4.5 million, or 5.2% from the comparable period of the prior year. The decrease was driven by a decrease in the number of Lands’ End Shops at Sears, partially offset by an increase in Same Store Sales of 3.0%. On July 28, 2017, the Company operated 204 Lands’ End Shops at Sears, 14 global Lands’ End stores and no international shop-in-shops compared with 224 Lands’ End Shops at Sears, 13 global Lands’ End stores and four international shop-in-shops on July 29, 2016.
Gross Profit
Total gross profit decreased $9.0 million to $256.8 million and gross margin decreased approximately 200 basis points to 45.0% of total Net revenue in Year to Date 2017, compared with $265.8 million, or 47.0% of total Net revenue, in Year to Date 2016. The gross profit decrease was comprised of a decrease in our Direct segment of $6.7 million and a decrease in our Retail segment of $2.3 million.
Gross profit in the Direct segment was $222.6 million compared with $229.3 million for Year to Date 2017 and Year to Date 2016, respectively. Gross margin in the Direct segment decreased approximately 230 basis points to 45.6% in Year to Date 2017 versus 47.9% in the comparable prior year period. The decrease in Gross margin during second quarter was primarily attributable to increased promotional activity in the highly competitive retail environment, as well as increased shipping expenses and unfavorable changes in currency exchange rates.
Retail segment gross profit decreased $2.3 million to $34.1 million in Year to Date 2017 from $36.4 million in Year to Date 2016. Retail segment gross margin decreased to 41.4% for Year to Date 2017 compared to 42.0% for Year to Date 2016 driven by increased promotional activity in the highly competitive retail environment, partially offset by certain liquidation activities that occurred in Second Quarter 2016 which did not occur in Second Quarter 2017.
Selling and Administrative Expenses
Selling and administrative expenses were $248.7 million, or 43.6% of total Net revenue compared with $257.9 million or 45.6% of total Net revenue in Year to Date 2017 and Year to Date 2016, respectively. The decrease in Selling and administrative expenses was primarily due to a decrease of $4.0 million in the Direct segment, a decrease of $4.4 million in the Retail segment and a decrease of $0.8 million in the Corporate segment.
The Direct segment Selling and administrative expenses were $197.7 million compared with $201.7 million for Year to Date 2017 and Year to Date 2016, respectively. The $4.0 million or 2.0% decrease, was primarily attributable to a reduction in marketing expenses, partially offset by increased incentive compensation expense.
The Retail segment Selling and administrative expenses were $35.5 million compared with $39.9 million for Year to Date 2017 and Year to Date 2016, respectively. The $4.4 million or 11.0% decrease was primarily attributable to a decrease in marketing expenses as well as occupancy and other operating expenses associated with closed stores.
Corporate / other Selling and administrative expenses decreased to $15.5 million in Year to Date 2017 compared to $16.3 million in Year to Date 2016 due to personnel costs.

Depreciation and Amortization
Depreciation and amortization expense was $12.7 million in Year to Date 2017, an increase of $4.1 million or 47.1%, compared with $8.6 million in Year to Date 2016, primarily attributable to an increase in depreciation associated with our ongoing multi-year ERP system implementation. Year to Date 2017 we have placed $30.7 million of ERP related assets in service. The useful lives of the assets are 3 to 10 years.
Other Operating Expense, Net
Other operating expense, net was $2.0 million in Year to Date 2017 as the result of severance charges associated with the transition of certain corporate activities from the New York office to the Company's Dodgeville headquarters.
Operating Loss
Operating loss increased to a $6.5 million loss in Year to Date 2017 from $0.8 million in Year to Date 2016 primarily due to lower gross margin discussed above.
Interest Expense
Interest expense was unchanged at $12.3 million in Year to Date 2017 compared to $12.3 million in Year to Date 2016.
Income Tax Benefit
Income tax benefit was $5.9 million for Year to Date 2017 compared to $4.4 million in Year to Date 2016. The effective tax rate was 33.4% in Year to Date 2017 compared with 36.2% in Year to Date 2016.
Net Loss
As a result of the above factors, Net loss was $11.7 million and diluted loss per share was $0.37 in Year to Date 2017 compared with Net loss of $7.7 million and diluted loss per share of $0.24 in the Year to Date 2016.
Adjusted EBITDA
As a result of the above factors, Adjusted EBITDA increased to $8.1 million in Year to Date 2017 from $7.9 million in Year to Date 2016.

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
Description of Material Indebtedness
Debt Arrangements
Lands’ End entered into the ABL Facility, which provides for maximum borrowings of $175.0 million for Lands’ End, subject to a borrowing base, with a $30.0 million sub facility for the UK Borrower. The ABL Facility has a sub-limit of $70.0 million for domestic letters of credit and a sub-limit of $15.0 million for letters of credit for the UK Borrower. The ABL Facility is available for working capital and other general corporate purposes, and was undrawn at July 28, 2017 and July 29, 2016, other than for letters of credit. The Company had borrowing availability under the ABL Facility of $164.6 million as of July 28, 2017, net of outstanding letters of credit of $10.4 million.
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
Representations and Warranties; Covenants
Subject to specified exceptions, the Debt Facilities contain various representations and warranties and restrictive covenants that, among other things, restrict the ability of Lands’ End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the ABL Facility falls below the greater of 10% of the loan cap amount or $15 million, Lands’ End will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Debt Facilities do not otherwise contain financial maintenance covenants. The Company was in compliance with all financial covenants related to the Debt Facilities as of July 28, 2017.
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
Cash Flows from Operating Activities
Operating activities used net cash of $13.2 million and provided net cash of $2.1 million for Year to Date 2017 and Year to Date 2016, respectively, primarily due to the combination of:

•	Increased use of cash to pay down accounts payable due to higher payables entering the current year, and

•	Increased inventory build due to more timely receipts in the current year.
Cash Flows from Investing Activities
Net cash used in investing activities was $20.2 million and $18.0 million for Year to Date 2017 and Year to Date 2016, respectively. Cash used in investing activities for both periods was primarily used for investments to update our information technology infrastructure and property and equipment.
For Fiscal 2017, we plan to invest a total of approximately $35.0 million to $45.0 million in capital expenditures for strategic investments and infrastructure, primarily associated with our ERP investment, other technology investments and general corporate needs.
Cash Flows from Financing Activities
Net cash used by financing activities was $3.2 million and $3.0 million for Year to Date 2017 and Year to Date 2016, respectively, consisting primarily of our quarterly payments for the Term Loan.

Contractual Obligations and Off-Balance-Sheet Arrangements
There have been no material changes to our contractual obligations and off-balance-sheet arrangements as discussed in our Annual Report on Form 10-K for the fiscal year ended January 27, 2017.
Financial Instruments with Off-Balance-Sheet Risk
Lands’ End entered into the ABL Facility, which provides for maximum borrowings of $175.0 million for Lands’ End, subject to a borrowing base, with a $30.0 million sub facility for the UK Borrower. The ABL Facility has a sub-limit of $70.0 million for domestic letters of credit and a sub-limit of $15.0 million for letters of credit for the UK Borrower. The ABL Facility is available for working capital and other general corporate purposes, and was undrawn at July 28, 2017 and July 29, 2016, other than for letters of credit. The Company had borrowing availability under the ABL Facility of $164.6 million as of July 28, 2017, net of outstanding letters of credit of $10.4 million.
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
As a result of the Fiscal 2016 annual impairment assessment, the Company recorded a non-cash pretax intangible asset impairment charge of $173.0 million during Fiscal 2016 to reduce the carrying value of the trade name to the fair value. During Year to Date 2017, there were no events or changes in circumstances that indicated that the carrying value of Lands' End trade name is not recoverable. As such, an impairment assessment was not performed and there was no impairment charge related to the trade name in Year to Date 2017. If actual results are not consistent with our estimates and assumptions used in estimating revenue growth, future cash flows and asset fair values, we could incur further impairment charges for the intangible asset or goodwill, which could have an adverse effect on our results of operations. The annual test for impairment will be conducted as of the end of Fiscal November 2017.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in currency rates. A significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of July 28, 2017, we had $40.2 million of cash denominated in foreign currencies, principally in British Pound Sterling, Euros and Yen. We do not enter into financial instruments for trading purposes or hedging and have not used any derivative financial instruments. We do not consider our foreign earnings to be permanently reinvested.
We are subject to interest rate risk with our Term Loan Facility and our ABL Facility, as both require us to pay interest on outstanding borrowings at variable rates. Each one percentage point change in interest rates associated with the Term Loan Facility would result in a $5.1 million change in our annual cash interest expenses. Assuming our ABL Facility was fully drawn to a principal amount equal to $175.0 million, each one percentage point change in interest rates would result in a $1.8 million change in our annual cash interest expense.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based on their evaluation for the period covered by this Quarterly Report on Form 10-Q, Lands’ End’s Chief Executive Officer and President and Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer have concluded that, as of July 28, 2017, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective.
Changes in Internal Control over Financial Reporting
During Second Quarter 2017, the Company implemented the additional phases of a multi-year implementation of a global enterprise resource planning ("ERP") system. The new ERP system was designed to better support our business needs in response to the changing operating environment. The implementation of a worldwide ERP system will likely affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness as the implementation progresses. The Company expects that the new ERP system will enhance the overall system of internal controls over financial reporting through further automation and integration of business processes, although it is not being implemented in response to any identified deficiency in the Company’s internal controls over financial reporting.
Other than the ERP implementation, there have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 under the Exchange Act during the second quarter ended July 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 6. EXHIBITS

3.1
Amended and Restated Certificate of Incorporation of Lands’ End, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Lands’ End, Inc. on March 20, 2014 (File No. 001-09769)).

3.2	Amended and Restated Bylaws of Lands’ End, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on April 8, 2014 (File No. 001-09769)).

10.1	Form of Restricted Stock Unit Agreement (Time-Based Vesting) (for use under Company stock plans)*

10.2	Form of Stock Option Agreement (for use under Company stock plans)*

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lands’ End, Inc.
(Registrant)

Dated: August 31, 2017

By:	/s/ James F. Gooch
James F. Gooch
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)