Form 10-Q
period 2017-10-27
LANDS' END, INC.
filed 2017-12-05
CIK 799288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 27, 2017
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
(608) 935-9341
(Registrant’s Telephone Number Including Area Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
As of December 5, 2017, the registrant had 32,097,483 shares of common stock, $0.01 par value, outstanding.

LANDS’ END, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED OCTOBER 27, 2017

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LANDS’ END, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(in thousands, except per share data)	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016
Net revenue	$325,489	$311,476	$896,044	$876,919
Cost of sales (excluding depreciation and amortization)	183,515	177,825	497,262	477,446
Gross profit	141,974	133,651	398,782	399,473

Selling and administrative	129,122	132,365	377,804	390,291
Depreciation and amortization	6,347	4,795	19,031	13,419
Other operating expense (income), net	564	(86)	2,552	(40)
Operating income (loss)	5,941	(3,423)	(605)	(4,197)
Interest expense	6,350	6,149	18,642	18,493
Other income, net	(576)	(432)	(1,812)	(1,413)
Income (loss) before income taxes	167	(9,140)	(17,435)	(21,277)
Income tax expense (benefit)	5	(1,918)	(5,878)	(6,316)
NET INCOME (LOSS)	$162	$(7,222)	$(11,557)	$(14,961)
NET INCOME (LOSS) PER COMMON SHARE (Note 2)
Basic:	$0.01	$(0.23)	$(0.36)	$(0.47)
Diluted:	$0.01	$(0.23)	$(0.36)	$(0.47)

Basic weighted average common shares outstanding	32,095	32,029	32,068	32,018
Diluted weighted average common shares outstanding	32,117	32,029	32,068	32,018

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.
Condensed Consolidated Statements of Comprehensive Operations
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016
NET INCOME (LOSS)	$162	$(7,222)	$(11,557)	$(14,961)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(79)	(2,183)	1,060	(2,952)
COMPREHENSIVE INCOME (LOSS)	$83	$(9,405)	$(10,497)	$(17,913)

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share data)	October 27, 2017	October 28, 2016	January 27, 2017
ASSETS
Current assets
Cash and cash equivalents	$92,913	$131,532	$213,108
Restricted cash	1,640	3,300	3,300
Accounts receivable, net	39,044	40,101	39,284
Inventories, net	423,540	425,290	325,314
Prepaid expenses and other current assets	48,934	40,942	26,394
Total current assets	606,071	641,165	607,400
Property and equipment, net	129,955	115,871	122,836
Goodwill	110,000	110,000	110,000
Intangible asset, net	257,000	430,000	257,000
Other assets	17,454	16,142	17,155
TOTAL ASSETS	$1,120,480	$1,313,178	$1,114,391
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$160,340	$180,608	$162,408
Other current liabilities	103,886	101,093	86,446
Total current liabilities	264,226	281,701	248,854
Long-term debt, net	487,197	490,992	490,043
Long-term deferred tax liabilities	91,392	158,048	90,467
Other liabilities	14,568	16,766	13,615
TOTAL LIABILITIES	857,383	947,507	842,979
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 authorized: 480,000,000 shares; issued and outstanding: 32,095,021, 32,029,359 and 32,029,359, respectively	320	320	320
Additional paid-in capital	346,153	343,319	343,971
Retained (deficit) earnings	(72,010)	34,368	(60,453)
Accumulated other comprehensive loss	(11,366)	(12,336)	(12,426)
Total stockholders’ equity	263,097	365,671	271,412
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,120,480	$1,313,178	$1,114,391

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	39 Weeks Ended
(in thousands)	October 27, 2017	October 28, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,557)	$(14,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,031	13,419
Product recall	—	(212)
Amortization of debt issuance costs	1,284	1,284
Loss on disposal of property and equipment	151	172
Stock-based compensation	2,855	1,578
Deferred income taxes	355	839
Change in operating assets and liabilities:
Inventories	(96,522)	(99,997)
Accounts payable	944	40,186
Other operating assets	(21,890)	(25,100)
Other operating liabilities	17,542	15,933
Net cash used in operating activities	(87,807)	(66,859)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	—	44
Change in restricted cash	1,660	—
Purchases of property and equipment	(29,143)	(26,083)
Net cash used in investing activities	(27,483)	(26,039)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on term loan facility	(3,863)	(3,863)
Payments of employee withholding taxes on share-based compensation	(674)	(396)
Net cash used in financing activities	(4,537)	(4,259)
Effects of exchange rate changes on cash	(368)	321
NET DECREASE IN CASH AND CASH EQUIVALENTS	(120,195)	(96,836)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	213,108	228,368
CASH AND CASH EQUIVALENTS, END OF PERIOD	$92,913	$131,532
SUPPLEMENTAL CASH FLOW DATA
Unpaid liability to acquire property and equipment	$4,796	$3,101
Income taxes paid, net of refunds	$3,220	$3,220
Interest paid	$17,106	$16,892

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
• CAM - Common area maintenance for leased properties
• Debt Facilities - Collectively, the ABL Facility and the Term Loan Facility and excluding the New ABL Facility
• EPS - Earnings (loss) per share
• ERP - Enterprise resource planning software solutions
• ESL - ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert
• FASB - Financial Accounting Standards Board
• First Quarter 2017 - The thirteen weeks ended April 28, 2017
• Fiscal 2017 - The fifty-three weeks ending February 2, 2018
• Fiscal 2016 - The fifty-two weeks ended January 27, 2017
• Fiscal 2014 - The fifty-two weeks ended January 30, 2015
• Fiscal November 2017 - the four week fiscal month ending November 24, 2017
• GAAP - Accounting principles generally accepted in the United States
• LIBOR - London inter-bank offered rate
• New ABL Facility - Asset-based senior secured credit agreement, dated as of November 16, 2017, with Wells Fargo Bank, National Association
• Sears Holdings or Sears Holdings Corporation - Sears Holdings Corporation, a Delaware Corporation, and its consolidated subsidiaries
• SEC - United States Securities and Exchange Commission
• Second Quarter 2016 - The thirteen weeks ended July 29, 2016
• Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders

• SHMC - Sears Holdings Management Corporation, a subsidiary of Sears Holdings Corporation
• SYW or Shop Your Way - Shop Your Way member loyalty program
• Tax Sharing Agreement - A tax sharing agreement entered into by Sears Holdings Corporation and Lands' End in connection with the Separation
• Term Loan Facility - Term loan credit agreement, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders
• Third Quarter 2017 - The thirteen weeks ended October 27, 2017
• Third Quarter 2016 - The thirteen weeks ended October 28, 2016
• UTBs - Gross unrecognized tax benefits related to uncertain tax positions
• Year to Date 2017 - the thirty-nine weeks ended October 27, 2017
• Year to Date 2016 - the thirty-nine weeks ended October 28, 2016
Basis of Presentation
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
NOTE 2. EARNINGS (LOSS) PER SHARE
The numerator for both basic and diluted EPS is net income (loss). The denominator for basic EPS is based upon the number of weighted average shares of Lands’ End common stock outstanding during the reporting periods. The denominator for diluted EPS is based upon the number of weighted average shares of Lands' End common stock and common stock equivalents outstanding during the reporting periods using the treasury stock method in accordance with the ASC. Potentially dilutive securities for the diluted EPS calculations consist of nonvested equity shares of common stock and in-the-money outstanding stock options, if any, to purchase the Company’s common stock.

The following table summarizes the components of basic and diluted EPS:

	13 Weeks Ended		39 Weeks Ended
(in thousands, except per share amounts)	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016
Net income (loss)	$162	$(7,222)	$(11,557)	$(14,961)

Basic weighted average shares outstanding	32,095	32,029	32,068	32,018
Dilutive effect of stock awards	22	—	—	—
Diluted weighted average shares outstanding	32,117	32,029	32,068	32,018

Basic earnings (loss) per share	$0.01	$(0.23)	$(0.36)	$(0.47)
Diluted earnings (loss) per share	$0.01	$(0.23)	$(0.36)	$(0.47)
Stock awards are considered anti-dilutive based on the application of the treasury stock method or in the event of a net loss. There were 827,057, 376,347, 692,175 and 314,664 shares excluded from the diluted weighted average shares outstanding for Third Quarter 2017, Third Quarter 2016, Year to Date 2017 and Year to Date 2016, respectively.
NOTE 3. OTHER COMPREHENSIVE (LOSS) INCOME
Other comprehensive (loss) income encompasses all changes in equity other than those arising from transactions with stockholders, and is comprised solely of foreign currency translation adjustments.

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016
Beginning balance: Accumulated other comprehensive loss (net of tax of $6,054, $5,467, $6,691 and $5,053, respectively)	$(11,287)	$(10,153)	$(12,426)	$(9,384)
Other comprehensive (loss) income:
Foreign currency translation adjustments (net of tax (benefit) expense of $66, $1,176, $(571) and $1,590, respectively)	(79)	(2,183)	1,060	(2,952)
Ending balance: Accumulated other comprehensive loss (net of tax of $6,120, $6,643, $6,120 and $6,643, respectively)	$(11,366)	$(12,336)	$(11,366)	$(12,336)
No amounts were reclassified out of Accumulated other comprehensive loss during any of the periods presented.
NOTE 4. DEBT
The Company's debt consisted of the following:

	October 27, 2017		October 28, 2016		January 27, 2017
	Amount	Rate	Amount	Rate	Amount	Rate
Term Loan Facility, maturing April 4, 2021	$496,975	4.49%	$502,125	4.25%	$500,838	4.25%
ABL Facility, maturing April 4, 2019[1]	—	—%	—	—%	—	—%
	496,975		502,125		500,838
Less: Current maturities in Other current liabilities	5,150		5,150		5,150
Less: Unamortized debt issuance costs - Term Loan Facility	4,628		5,983		5,645
Long-term debt, net	$487,197		$490,992		$490,043
1 Debt arrangement terminated on November 16, 2017.

The following table summarizes the Company's borrowing availability under the ABL Facility:

	October 27, 2017	October 28, 2016	January 27, 2017
ABL maximum borrowing	$175,000	$175,000	$175,000
Outstanding Letters of Credit	17,788	13,845	19,705
Borrowing availability under ABL	$157,212	$161,155	$155,295
Interest; Fees
The interest rates per annum applicable to the loans under the Debt Facilities are based on a fluctuating rate of interest measured by reference to, at the borrowers’ election, either (i) an adjusted LIBOR rate plus a borrowing margin, or (ii) an alternative base rate plus a borrowing margin. The borrowing margin is fixed for the Term Loan Facility at 3.25% in the case of LIBOR loans and 2.25% in the case of base rate loans. For the Term Loan Facility, LIBOR is subject to a 1% interest rate floor. The borrowing margin for the ABL Facility is subject to adjustment based on the average excess availability under the ABL Facility for the preceding fiscal quarter, and may range from 1.50% to 2.00% in the case of LIBOR borrowings and may range from 0.50% to 1.00% in the case of base rate borrowings.
Customary agency fees are payable pursuant to the terms of the Debt Facilities. The ABL Facility fees also include (i) commitment fees, based on a percentage ranging from approximately 0.25% to 0.375% of the daily unused portions of the ABL Facility, and (ii) customary letter of credit fees.
Representations and Warranties; Covenants
Subject to specified exceptions, the Debt Facilities contain various representations and warranties and restrictive covenants that, among other things, restrict the ability of Lands’ End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the ABL Facility falls below the greater of 10% of the loan cap amount or $15.0 million, Lands’ End will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Debt Facilities do not otherwise contain financial maintenance covenants. The Company was in compliance with all financial covenants related to the Debt Facilities as of October 27, 2017.
The Debt Facilities contain certain affirmative covenants, including reporting requirements such as delivery of financial statements, certificates and notices of certain events, maintaining insurance, and providing additional guarantees and collateral in certain circumstances.
New ABL Facility
Subsequent to the balance sheet date, on November 16, 2017, the Company entered into an asset-based lending credit agreement with Wells Fargo Bank, National Association, which provides for maximum borrowings of $175.0 million for the Company, subject to a borrowing base. The New ABL Facility has a letter of credit sub-limit of $70.0 million. The New ABL Facility is available for working capital and other general corporate purposes. The New ABL Facility will mature no later than November 16, 2022, subject to customary extension provisions provided for therein.
Also on November 16, 2017, in connection with the effectiveness of the New ABL Facility, the company terminated its existing ABL Facility, dated as of April 4, 2014, among the Company, Lands’ End Europe Limited, the financial institutions party thereto as lenders and Bank of America, N.A., as administrative agent and collateral agent, terminated all loan related documents and repaid all outstanding amounts thereunder.
Guarantees; Security for the New ABL Facility
All obligations under the New ABL Facility are unconditionally guaranteed by the Company and, subject to certain exceptions, each of its existing and future direct and indirect wholly-owned domestic subsidiaries.
The New ABL Facility is secured by (1) a first priority security interest in certain working capital of the Company and guarantors consisting primarily of accounts receivable and inventory and (2) a second priority security interest in certain property and assets of the Company and guarantors, including certain fixed assets and stock of subsidiaries.

Interest; Fees for New ABL Facility
The interest rates per annum applicable to the loans under the New ABL Facility are based on a fluctuating rate of interest measured by reference to, at the Company’s election, either (1) an adjusted LIBOR plus a borrowing margin, or (2) an alternative base rate plus a borrowing margin. The borrowing margin for the New ABL Facility is subject to adjustment based on the average daily availability under the ABL Facility for the preceding fiscal quarter, and may range from 1.25% to 1.75% in the case of LIBOR borrowings and may range from 0.50% to 1.00% in the case of base rate borrowings.
Customary agency fees are payable in respect of the New ABL Facility and include (1) commitment fees in an amount equal to 0.25% of the daily unused portions of the ABL Facility, and (2) customary letter of credit fees.
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

ii.
Stock option awards ("Option Awards") which provide the recipient with the option to purchase a set number of shares at a stated exercise price over the term of the contract, which is 10 years for all Option Awards currently outstanding.

iii.
Performance-based stock awards ("Performance Awards") are in the form of restricted stock units and have, in addition to a service requirement, performance criteria that must be achieved for the awards to be earned. Performance Awards have annual vesting, but due to the performance criteria, are not eligible for straight-line expensing. Therefore, Performance Awards are amortized using a graded expense process. Similar to the Deferred Awards, Performance Awards fair value is based on the closing price of the Company’s common stock on the grant date and the compensation expense is reduced for estimated forfeitures of those awards not expected to vest due to employee turnover.

The following table provides a summary of the Company's stock-based compensation expense, which is included in Selling and administrative expense in the Condensed Consolidated Statements of Operations:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016
Deferred Awards	$879	$(301)	$2,315	$1,067
Option Awards	176	—	452	—
Performance Awards	—	127	88	511
Total stock-based compensation expense	$1,055	$(174)	$2,855	$1,578
In the Third Quarter 2016 there was a reversal of prior period expense due to the resignation of the former Chief Executive Officer.
The following table provides a summary of the activities for stock awards for Year to Date 2017:

	Deferred Awards		Option Awards		Performance Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 27, 2017	252	$24.42	—	$—	69	$26.38
Granted	403	21.79	343	8.73	—	—
Vested	(59)	23.00	—	—	(41)	28.33
Exercised	—	—	—	—	—	—
Forfeited or expired	(80)	24.77	—	—	(28)	23.47
Outstanding as of October 27, 2017	516	22.39	343	8.73	—	—
Total unrecognized stock-based compensation expense related to unvested Deferred Awards was approximately $9.0 million as of October 27, 2017, which is expected to be recognized ratably over a weighted average period of 2.4 years. Deferred Awards granted to various employees during Year to Date 2017 generally vest ratably for a period between fifteen months to four years.
There was no unrecognized stock-based compensation expense related to unvested Performance Awards as of October 27, 2017.
Total unrecognized stock-based compensation expense related to unvested Option Awards was approximately $2.5 million as of October 27, 2017, which is expected to be recognized ratably over a weighted average period of 3.4 years. The Option Awards vest ratably over 4.0 years and the contract to buy Option Awards extends for another 6.0 years. The fair value of each Option Award was estimated on the grant date using the Black-Scholes option pricing model. No Option Awards were exercisable as of October 27, 2017.
The fair value of Option Awards is determined on the grant date utilizing a Black-Scholes option pricing model. The following assumptions were utilized in deriving the fair value for Option Awards granted during Year to Date 2017:

Assumption	Low		High
Risk-free interest rate	1.82%	-	1.90%
Expected dividend yield	—%	-	—%
Volatility	45.59%	-	46.12%
Expected life (in years)	6.25	-	6.25
Weighted average exercise price per share	$18.10	-	$22.00
The simplified method was used to calculate the Expected life (in years) to be utilized in the Black-Scholes option pricing model applied to Option Awards granted in Fiscal 2017. The simplified method was used as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of the Option Awards due to the limited period of time since the Company began publicly issuing shares.
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
Restricted cash is reflected on the Condensed Consolidated Balance Sheets at fair value. The fair value of restricted cash was $1.6 million, $3.3 million and $3.3 million as of October 27, 2017, October 28, 2016 and January 27, 2017, respectively based on Level 1 inputs. Restricted cash amounts are valued based upon statements received from financial institutions.
Cash and cash equivalents, accounts receivable, accounts payable and other current liabilities are reflected on the Condensed Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments.
Carrying values and fair values of long-term debt, including the short-term portion, in the Condensed Consolidated Balance Sheets are as follows:

	October 27, 2017		October 28, 2016		January 27, 2017
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including short-term portion	$496,975	$414,353	$502,125	$386,636	$500,838	$379,385
Long-term debt, including short-term portion was valued utilizing Level 2 valuation techniques based on the closing inactive market bid price on October 27, 2017, October 28, 2016, and January 27, 2017. There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis as of October 27, 2017, October 28, 2016, and January 27, 2017.
NOTE 7. GOODWILL AND INTANGIBLE ASSET
The Company's intangible assets, consisting of a trade name and goodwill, were valued as a result of business combinations accounted for under the purchase accounting method. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The net carrying amounts of goodwill and trade name are included within the Company's Direct segment.
ASC 350, Intangibles - Goodwill and Other, requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that the carrying amount may not be recoverable. As a result of the 2016 annual impairment test the Company recorded a non-cash pretax trade name intangible asset impairment charge of $173.0 million in Fiscal 2016. There were no impairment charges recorded for the intangible asset in Year to Date 2017.
If actual results are not consistent with our estimates and assumptions used in estimating revenue growth, future cash flows and asset fair values, we could incur further impairment charges for the intangible asset or goodwill, which could have an adverse effect on our results of operations. The annual test for impairment will be conducted as of the end of Fiscal November 2017.
The intangible asset was $257.0 million, $430.0 million and $257.0 million as of October 27, 2017, October 28, 2016 and January 27, 2017, respectively.
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

As of October 27, 2017, the Company had UTBs of $6.9 million. Of this amount, $4.5 million would, if recognized, impact its effective tax rate, with the remaining amount being comprised of UTBs related to gross temporary differences or other indirect benefits. Pursuant to the Tax Sharing Agreement, Sears Holdings Corporation is generally responsible for all United States federal, state and local UTBs, including interest and penalties, through the date of the Separation and, as such, an indemnification asset from Sears Holdings Corporation for the pre-Separation UTBs is recorded in Other assets in the Condensed Consolidated Balance Sheets. The indemnification asset was $12.0 million, $14.4 million and $11.4 million as of October 27, 2017, October 28, 2016, and January 27, 2017, respectively.
The Company classifies interest expense and penalties related to UTBs and interest income on tax overpayments as components of income tax expense. As of October 27, 2017, the total amount of interest expense and penalties recognized on our balance sheet was $5.5 million ($3.6 million net of federal benefit). The total amount of such net interest expense recognized in the Condensed Consolidated Statements of Operations was insignificant for all periods presented. The Company files income tax returns in the United States and various foreign jurisdictions. Sears Holdings and the Company are under examination by various state tax jurisdictions for the years 2003 to 2014.
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
The Company received refunds of $1.0 million of the above amount in First Quarter 2017, $1.2 million in Second Quarter 2016 and $1.1 million in Third Quarter 2016 which were recorded primarily within Selling and administrative costs in the Condensed Consolidated Statements of Operations.
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
The components of the transactions between the Company and Sears Holdings, which exclude pass-through payments to third parties, are as follows:

Lands’ End Shops at Sears
Related party costs charged by Sears Holdings to the Company related to Lands’ End Shops at Sears are as follows:

	13 Weeks Ended		39 Weeks Ended
(in thousands, except for number of stores)	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016
Rent, CAM and occupancy costs	$5,376	$6,165	$16,882	$18,707
Retail services, store labor	5,268	6,004	16,410	18,034
Financial services and payment processing	479	573	1,627	1,963
Supply chain costs	167	183	558	735
Total expenses	$11,290	$12,925	$35,477	$39,439
Number of Lands’ End Shops at Sears at period end	188	219	188	219
General Corporate Services
Related party costs charged by Sears Holdings to the Company for general corporate services are as follows:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016
Sourcing	$3,445	$4,941	$8,525	$7,979
Shop Your Way	83	596	780	1,670
Shared services	48	48	143	143
Total expenses	$3,576	$5,585	$9,448	$9,792
The Company has extended the contract under which it receives sourcing services through June 30, 2020 and the contract governing its participation in the Shop Your Way program through April 4, 2018.

Use of Intellectual Property or Services
Related party revenue and costs charged by the Company to and from Sears Holdings for the use of intellectual property or services is as follows:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016
Call Center Services	$—	$1,976	$1,160	$5,777
Lands' End Business Outfitters revenue	222	333	764	1,307
Credit card revenue	205	265	638	776
Royalty income	55	56	169	182
Gift card (expense)	(7)	(7)	(20)	(20)
Total income	$475	$2,623	$2,711	$8,022
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
Additional Balance Sheet Information
At October 27, 2017, October 28, 2016 and January 27, 2017, the Company included $3.1 million, $4.6 million and $3.7 million in Accounts receivable, net, respectively, and $3.1 million, $3.8 million and $3.1 million in Accounts payable, respectively, in the Condensed Consolidated Balance Sheets to reflect amounts due from and owed to Sears Holdings.
At October 27, 2017, October 28, 2016 and January 27, 2017, respectively, a $12.0 million, $14.4 million and $11.4 million receivable was recorded by the Company in Other assets in the Condensed Consolidated Balance Sheets to reflect the indemnification by Sears Holdings Corporation of the pre-Separation UTBs (including penalties and interest) for which Sears Holdings Corporation is responsible under the Tax Sharing Agreement.
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

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016
Net revenue:
Apparel	$272,175	$252,082	$759,460	$725,062
Non-apparel	38,559	37,854	93,067	95,021
Service and other	14,755	21,540	43,517	56,836
Total net revenue	$325,489	$311,476	$896,044	$876,919
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

Financial information by segment is presented in the following tables.
SUMMARY OF SEGMENT DATA

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016
Net revenue:
Direct	$290,326	$272,080	$778,554	$750,660
Retail	35,104	39,340	117,317	126,077
Corporate / other	59	56	173	182
Total net revenue	$325,489	$311,476	$896,044	$876,919

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016
Adjusted EBITDA:
Direct	$29,100	$13,904	$54,018	$41,516
Retail	(6,003)	(3,583)	(7,405)	(7,063)
Corporate / other	(10,245)	(9,035)	(25,635)	(25,271)
Total adjusted EBITDA	$12,852	$1,286	$20,978	$9,182
Product recall	—	(212)	—	(212)
Loss on disposal of property and equipment	89	126	151	172
Transfer of corporate functions	475	—	2,401	—
Depreciation and amortization	6,347	4,795	19,031	13,419
Operating income (loss)	$5,941	$(3,423)	$(605)	$(4,197)
Interest expense	6,350	6,149	18,642	18,493
Other income, net	(576)	(432)	(1,812)	(1,413)
Income tax expense (benefit)	5	(1,918)	(5,878)	(6,316)
NET INCOME (LOSS)	$162	$(7,222)	$(11,557)	$(14,961)

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016
Depreciation and amortization:
Direct	$5,747	$4,027	$17,015	$11,097
Retail	285	408	992	1,233
Corporate / other	315	360	1,024	1,089
Total depreciation and amortization	$6,347	$4,795	$19,031	$13,419

(in thousands)	October 27, 2017	October 28, 2016	January 27, 2017
Total Assets:
Direct	$934,508	$1,073,975	$805,201
Retail	67,965	78,373	69,792
Corporate / other	118,007	160,830	239,398
Total assets	$1,120,480	$1,313,178	$1,114,391

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016
Capital expenditures:
Direct	$8,791	$8,041	$29,004	$25,804
Retail	—	25	10	279
Corporate / other	129	—	129	—
Total capital expenditures	$8,920	$8,066	$29,143	$26,083
NOTE 12. PROPERTY, PLANT AND EQUIPMENT

As part of a multi-year plan to implement a global ERP system, assets were placed in service in connection with financial suite assets. No new ERP assets were placed in service during Third Quarter 2017 and $30.7 million were placed in service in Year to Date 2017. The Company began depreciating the assets over useful lives of 3 to 10 years.
NOTE 13. RECENT ACCOUNTING PRONOUNCEMENTS
Intangibles - Goodwill and Other
The Company elected to early adopt ASU 2017-04, Intangibles - Goodwill and Other, which simplifies the test for goodwill impairment by removing the second step of the goodwill impairment test. Under the new guidance, the Company will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit, during its annual test for impairment to be conducted as of the end of Fiscal November 2017. The new guidance does not amend the optional qualitative assessment of goodwill impairment.
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
The Company has developed a road map for implementation and is currently assessing the impact of adopting ASU 2014-09 on our revenue recognition practices. While most revenue recognition policies are not expected to change, the Company has identified anticipated changes to our Condensed Consolidated Statement of Operations related to the timing of revenue recognition for gift card breakage and to the Condensed Consolidated Balance Sheets to the presentation of the reserve for returns, in addition to increased disclosures required. The Company is continuing to study the impacts of this standard and its amendments and expects to finalize its evaluation in the fourth quarter of Fiscal 2017.
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
Restricted Cash
In November 2016, the FASB issued ASU 2016-18, Restricted Cash. This ASU requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. This guidance will be effective for the Company in the first quarter of its fiscal year ending February 1, 2019. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company's Condensed Consolidated Financial Statements.

Leases
In February 2016, the FASB issued ASU 2016-02, Leases, which will replace the existing guidance in ASC 840, Leases. This ASU requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. This guidance will be effective for the Company in the first quarter of its fiscal year ending January 31, 2020. While it is expected that the standard will have a material increase in the assets and liabilities recorded on the Company's Consolidated Balance Sheet, the Company is still evaluating the overall impact on the Company's Condensed Consolidated Financial Statements.

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

As used in this Quarterly Report on Form 10-Q, references to the “Company”, “Lands' End”, “we”, “us”, “our” and similar terms refer to Lands' End, Inc. and its subsidiaries. Our fiscal year ends on the Friday preceding the Saturday closest to January 31. Other terms that are commonly used in this Quarterly Report on Form 10-Q are defined as follows:
•ABL Facility - Asset-based senior secured credit agreement, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders
•Debt Facilities - Collectively, the ABL Facility and the Term Loan Facility and excluding the New ABL Facility
•ERP - Enterprise resource planning software solutions
•ESL - ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert
•Fiscal 2017 - the fifty-three weeks ending February 2, 2018
•Fiscal 2016 - the fifty-two weeks ended January 27, 2017
•Fiscal 2014 - The fifty-two weeks ended January 30, 2015
•Fiscal November 2017 - the four week fiscal month ending November 24, 2017
•GAAP - Accounting principles generally accepted in the United States
•New ABL Facility - Asset-based senior secured credit agreement, dated as of November 16, 2017, with Wells Fargo Bank, National Association
•Same Store Sales - Net sales, from stores that have been open for at least 12 full months where selling square footage has not changed by 15% or more within the past fiscal year
•Sears Holdings or Sears Holdings Corporation - Sears Holdings Corporation, a Delaware Corporation, and its consolidated subsidiaries
•SEC - United States Securities and Exchange Commission
•Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders
•Term Loan Facility - Term loan credit agreement, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders
•Third Quarter 2017 - the thirteen weeks ended October 27, 2017
•Third Quarter 2016 - the thirteen weeks ended October 28, 2016
•UK Borrower - A United Kingdom subsidiary borrower of Lands’ End under the ABL Facility
•Year to Date 2017 - the thirty-nine weeks ended October 27, 2017
•Year to Date 2016 - the thirty-nine weeks ended October 28, 2016

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

•
Discussion and analysis. This section highlights items affecting the comparability of our financial results and provides an analysis of our segment results of operations for Third Quarter 2017 and Third Quarter 2016.

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
Results of Operations
The following table sets forth, for the periods indicated, selected income statement data:

	13 Weeks Ended
	October 27, 2017		October 28, 2016
(in thousands)	$'s	% of Net revenue	$’s	% of Net revenue
Net revenue	$325,489	100.0%	$311,476	100.0%
Cost of sales (excluding depreciation and amortization)	183,515	56.4%	177,825	57.1%
Gross profit	141,974	43.6%	133,651	42.9%
Selling and administrative	129,122	39.7%	132,365	42.5%
Depreciation and amortization	6,347	1.9%	4,795	1.5%
Other operating expense (income), net	564	0.2%	(86)	—%
Operating income (loss)	5,941	1.8%	(3,423)	(1.1)%
Interest expense	6,350	2.0%	6,149	2.0%
Other income, net	(576)	(0.2)%	(432)	(0.1)%
Income (loss) before income taxes	167	0.1%	(9,140)	(2.9)%
Income tax expense (benefit)	5	—%	(1,918)	(0.6)%
NET INCOME (LOSS)	$162	—%	$(7,222)	(2.3)%

	39 Weeks Ended
	October 27, 2017		October 28, 2016
(in thousands)	$’s	% of Net revenue	$’s	% of Net revenue
Net revenue	$896,044	100.0%	$876,919	100.0%
Cost of sales (excluding depreciation and amortization)	497,262	55.5%	477,446	54.4%
Gross profit	398,782	44.5%	399,473	45.6%
Selling and administrative	377,804	42.2%	390,291	44.5%
Depreciation and amortization	19,031	2.1%	13,419	1.5%
Other operating expense (income), net	2,552	0.3%	(40)	—%
Operating loss	(605)	(0.1)%	(4,197)	(0.5)%
Interest expense	18,642	2.1%	18,493	2.1%
Other income, net	(1,812)	(0.2)%	(1,413)	(0.2)%
Loss before income taxes	(17,435)	(1.9)%	(21,277)	(2.4)%
Income tax benefit	(5,878)	(0.7)%	(6,316)	(0.7)%
NET LOSS	$(11,557)	(1.3)%	$(14,961)	(1.7)%

Depreciation and amortization is not included in our cost of sales because we are a reseller of inventory and do not believe that including depreciation and amortization is meaningful. As a result, our gross margins may not be comparable to other entities that include depreciation and amortization related to the sale of their product in their gross margin measure.
Net Income (Loss) and Adjusted EBITDA
We recorded Net income of $0.2 million in Third Quarter 2017 compared to a Net loss of $7.2 million in Third Quarter 2016. In addition to our Net income (loss) determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted EBITDA measurement. Adjusted EBITDA is computed as Net income (loss) appearing on the Condensed Consolidated Statements of Operations net of Income tax expense (benefit), Other income, net, Interest expense, Depreciation and amortization, and certain significant items set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our businesses, as well as executive compensation metrics, for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.
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

◦	We exclude a benefit related to the reversal of a portion of the product recall accrual recognized in Fiscal 2014 as this was an unusual event that affects the comparability of our financial results.

◦	Transfer of corporate functions - severance associated with a transition of certain corporate activities from our New York office to our Dodgeville headquarters.

◦	Gain or loss on the sale of property and equipment - management considers the gains or losses on disposal of assets to result from investing decisions rather than ongoing operations.

	13 Weeks Ended
	October 27, 2017		October 28, 2016
(in thousands)	$’s	% of Net revenue	$’s	% of Net revenue
Net income (loss)	$162	—%	$(7,222)	(2.3)%
Income tax expense (benefit)	5	—%	(1,918)	(0.6)%
Other income, net	(576)	(0.2)%	(432)	(0.1)%
Interest expense	6,350	2.0%	6,149	2.0%
Operating income (loss)	5,941	1.8%	(3,423)	(1.1)%
Depreciation and amortization	6,347	1.9%	4,795	1.5%
Product recall	—	—%	(212)	(0.1)%
Transfer of corporate functions	475	0.1%	—	—%
Loss on disposal of property and equipment	89	—%	126	—%
Adjusted EBITDA	$12,852	3.9%	$1,286	0.4%

	39 Weeks Ended
	October 27, 2017		October 28, 2016
(in thousands)	$’s	% of Net revenue	$’s	% of Net revenue
Net loss	$(11,557)	(1.3)%	$(14,961)	(1.7)%
Income tax benefit	(5,878)	(0.7)%	(6,316)	(0.7)%
Other income, net	(1,812)	(0.2)%	(1,413)	(0.2)%
Interest expense	18,642	2.1%	18,493	2.1%
Operating loss	(605)	(0.1)%	(4,197)	(0.5)%
Depreciation and amortization	19,031	2.1%	13,419	1.5%
Product recall	—	—%	(212)	—%
Transfer of corporate functions	2,401	0.3%	—	—%
Loss on disposal of property and equipment	151	—%	172	—%
Adjusted EBITDA	$20,978	2.3%	$9,182	1.0%

In assessing the operational performance of our business, we consider a variety of financial measures. We operate in two reportable segments: Direct (sold through e-commerce websites and direct mail catalogs) and Retail (sold through stores). A key measure in the evaluation of our business is revenue performance by segment. We also consider gross margin and Selling and administrative expenses in evaluating the performance of our business.
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
Discussion and Analysis
Third Quarter 2017 compared with Third Quarter 2016
Net Revenue
Net revenue for Third Quarter 2017 was $325.5 million, compared with $311.5 million in the comparable period of the prior year, an increase of $14.0 million, or 4.5%. The increase was comprised of an increase in our Direct segment of $18.2 million and a decrease in our Retail segment of $4.2 million.
Net revenue in our Direct segment was $290.3 million for Third Quarter 2017, an increase of $18.2 million, or 6.7%, from the comparable period of the prior year. The increase in the Direct segment was primarily attributable to an increase in our U.S. consumer business. We increased circulation and customer contacts in our U.S. consumer business which resulted in an increase, particularly in the outwear and bottoms categories.
Net revenue in our Retail segment was $35.1 million for Third Quarter 2017, a decrease of $4.2 million, or 10.8%, from the comparable period of the prior year. The decrease was attributable to a decrease in the number of Lands’ End Shops at Sears and a decrease in Same Store Sales of 1.3%. On October 27, 2017, the Company operated 188 Lands’ End Shops at Sears and 14 global Lands’ End stores compared with 219 Lands’ End Shops at Sears and 14 global Lands’ End stores on October 28, 2016.

Gross Profit
Total Gross profit increased $8.3 million to $142.0 million and gross margin increased approximately 70 basis points to 43.6% of total Net revenue in Third Quarter 2017, compared with $133.7 million, or 42.9% of total Net revenue, in Third Quarter 2016. The Gross profit increase was comprised of an increase in our Direct segment of $13.2 million and a decrease in our Retail segment of $4.9 million.
Gross profit in the Direct segment was $129.9 million compared with $116.7 million for Third Quarter 2017 and Third Quarter 2016, respectively. Gross margin in the Direct segment increased approximately 190 basis points to 44.8% in Third Quarter 2017 versus 42.9% in the comparable prior year period. The increase in gross margin during third quarter was primarily attributable to a $4.4 million write down of under performing Canvas by Lands' End inventory that occurred in Third Quarter 2016 and did not reoccur in Third Quarter 2017.
Retail segment Gross profit decreased $4.9 million to $12.0 million in Third Quarter 2017 from $16.9 million in Third Quarter 2016. Retail segment gross margin decreased approximately 880 basis points to 34.1% for Third Quarter 2017 compared to 42.9% for Third Quarter 2016 driven by certain shrink and liquidation activities that occurred in Third Quarter 2017.
Selling and Administrative Expenses
Selling and administrative expenses were $129.1 million, or 39.7% of total Net revenue, compared with $132.4 million, or 42.5% of total Net revenue, in Third Quarter 2017 and Third Quarter 2016, respectively. The approximately 280 basis point decrease in Selling and administrative expenses as a percentage of sales was primarily due to a decrease of $2.0 million in the Direct Segment and a decrease of $2.5 million in the Retail segment, partially offset by an increase of $1.2 million in the Corporate segment.
The Direct segment Selling and administrative expenses were $100.8 million compared with $102.8 million for Third Quarter 2017 and Third Quarter 2016, respectively. The approximately 310 basis point decrease was largely attributable to a reduction in marketing expenses, partially offset by increased incentive compensation expense.
The Retail segment Selling and administrative expenses were $18.0 million compared with $20.5 million for Third Quarter 2017 and Third Quarter 2016, respectively. The approximately 80 basis point decrease was largely attributable to a decrease in personnel and occupancy costs associated with store closures.
The Corporate segment Selling and administrative expenses were $10.3 million compared with $9.1 million for Third Quarter 2017 and Third Quarter 2016, respectively. The $1.2 million, or 13.2%, increase was largely attributable to an increase in incentive compensation expenses, partially offset by lower professional fees.
Depreciation and Amortization
Depreciation and amortization expense was $6.3 million in Third Quarter 2017, an increase of $1.6 million or 32.4%, compared with $4.8 million in Third Quarter 2016, primarily attributable to an increase in depreciation associated with our ongoing multi-year ERP system implementation.
Other Operating Expense (Income), Net
Other operating expense, net was $0.6 million in Third Quarter 2017 compared to $0.1 million of income in Third Quarter 2016 as the result of a severance charge associated with the transition of certain corporate activities from the New York office to the Company's Dodgeville headquarters.
Operating Income (Loss)
Operating income was $5.9 million in Third Quarter 2017 compared to an operating loss of $3.4 million in Third Quarter 2016 primarily due to increased revenue and lower marketing costs.
Interest Expense
Interest expense was $6.4 million in Third Quarter 2017 compared to $6.1 million in Third Quarter 2016.

Income Tax Expense (Benefit)
Income tax expense was insignificant for Third Quarter 2017 compared to the $1.9 million benefit in Third Quarter 2016. The effective tax rate was 3.0% in Third Quarter 2017 compared with 21.0% in Third Quarter 2016.
Net Income (Loss)
As a result of the above factors, Net income was $0.2 million and diluted earnings per share was $0.01 in Third Quarter 2017 compared with a Net loss of $7.2 million and diluted loss per share of $0.23 in Third Quarter 2016.
Adjusted EBITDA
As a result of the above factors, Adjusted EBITDA increased to $12.9 million in Third Quarter 2017 from $1.3 million in Third Quarter 2016.
Year to Date 2017 compared with Year to Date 2016
Net Revenue
Net revenue for Year to Date 2017 was $896.0 million, compared with $876.9 million in the comparable period of the prior year, an increase of $19.1 million or 2.2%. The increase was comprised of an increase in our Direct segment of $27.9 million and a decrease in our Retail segment of $8.8 million.
Net revenue in our Direct segment was $778.6 million for Year to Date 2017, an increase of $27.9 million, or 3.7%, from the comparable period of the prior year. The increase in the Direct segment was largely attributable to an increase in our U.S. consumer business. In our U.S. consumer business, we increased circulation and customer contacts which resulted in an increase, particularly in Women's swimwear.
Net revenue in our Retail segment was $117.3 million for Year to Date 2017, a decrease of $8.8 million, or 6.9%, from the comparable period of the prior year. The decrease was driven by a decrease in the number of Lands’ End Shops at Sears, partially offset by an increase in Same Store Sales of 1.7%. On October 27, 2017, the Company operated 188 Lands’ End Shops at Sears and 14 global Lands’ End stores compared with 219 Lands’ End Shops at Sears and 14 global Lands’ End stores on October 28, 2016.
Gross Profit
Total Gross profit decreased $0.7 million to $398.8 million and gross margin decreased approximately 110 basis points to 44.5% of total Net revenue in Year to Date 2017, compared with $399.5 million, or 45.6% of total Net revenue, in Year to Date 2016. The Gross profit decrease was comprised of an increase in our Direct segment of $6.6 million and a decrease in our Retail segment of $7.3 million.
Gross profit in the Direct segment was $352.6 million compared with $346.0 million for Year to Date 2017 and Year to Date 2016, respectively. Gross margin in the Direct segment decreased approximately 80 basis points to 45.3% in Year to Date 2017 versus 46.1% in the comparable prior year period. The decrease in gross margin during Year to Date 2017 was primarily attributable to increased promotional activity in the highly competitive retail environment as well as increased shipping expenses, partially offset by a $4.4 million write down of under performing Canvas by Lands' End inventory that occurred in Third Quarter 2016 and did not reoccur in Third Quarter 2017.
Retail segment Gross profit decreased $7.3 million to $46.0 million in Year to Date 2017 from $53.3 million in Year to Date 2016. Retail segment gross margin decreased approximately 300 basis points to 39.2% for Year to Date 2017 compared to 42.2% for Year to Date 2016 primarily attributable to store closures and increased promotional activity in the highly competitive retail environment
Selling and Administrative Expenses
Selling and administrative expenses were $377.8 million, or 42.2% of total Net revenue, compared with $390.3 million, or 44.5% of total Net revenue, in Year to Date 2017 and Year to Date 2016, respectively. The approximately 230 basis points decrease in Selling and administrative expenses was primarily due to a decrease of $5.9 million in the Direct segment and a decrease of $6.9 million in the Retail segment, partially offset by an increase of $0.3 million in the Corporate segment.

The Direct segment Selling and administrative expenses were $298.6 million compared with $304.5 million for Year to Date 2017 and Year to Date 2016, respectively. The $5.9 million, or 1.9%, decrease was largely attributable to a reduction in marketing expenses, partially offset by increased incentive compensation expense.
The Retail segment Selling and administrative expenses were $53.4 million compared with $60.3 million for Year to Date 2017 and Year to Date 2016, respectively. The $6.9 million, or 11.4%, decrease was primarily attributable to a decrease in marketing expenses as well as occupancy and other operating expenses associated with closed stores.
Corporate / other Selling and administrative expenses increased to $25.8 million in Year to Date 2017 compared to $25.5 million in Year to Date 2016 primarily due to an increase in incentive compensation expenses.
Depreciation and Amortization
Depreciation and amortization expense was $19.0 million in Year to Date 2017, an increase of $5.6 million, or 41.8%, compared with $13.4 million in Year to Date 2016, primarily attributable to an increase in depreciation associated with our ongoing multi-year ERP system implementation.
Other Operating Expense (Income), Net
Other operating expense (income), net was income of $2.6 million in Year to Date 2017 as the result of severance charges associated with the transition of certain corporate activities from the New York office to the Company's Dodgeville headquarters.
Operating Loss
Operating loss decreased to $0.6 million in Year to Date 2017 from a $4.2 million loss in Year to Date 2016 primarily due to lower Selling and administrative expenses discussed above.
Interest Expense
Interest expense was $18.6 million in Year to Date 2017 compared to $18.5 million in Year to Date 2016.
Income Tax Benefit
Income tax benefit was $5.9 million for Year to Date 2017 compared to $6.3 million in Year to Date 2016. The effective tax rate was 33.7% in Year to Date 2017 compared with 29.7% in Year to Date 2016.
Net Loss
As a result of the above factors, Net loss was $11.6 million and diluted loss per share was $0.36 in Year to Date 2017 compared with Net loss of $15.0 million and diluted loss per share of $0.47 in Year to Date 2016.
Adjusted EBITDA
As a result of the above factors, Adjusted EBITDA increased to $21.0 million in Year to Date 2017 from $9.2 million in Year to Date 2016.

Liquidity and Capital Resources
Our primary need for liquidity is to fund working capital requirements of our business, capital expenditures, debt service and for general corporate purposes. Our cash and cash equivalents and the New ABL Facility serve as sources of liquidity for short-term working capital needs and general corporate purposes. We expect that our cash on hand and cash flows from operations, along with our New ABL Facility, will be adequate to meet our capital requirements and operational needs for at least the next 12 months. Cash generated from our net sales and profitability, and somewhat to a lesser extent our changes in working capital, are driven by the seasonality of our business, with a disproportionate amount of Net revenue and operating cash flows generally occurring in the fourth fiscal quarter of each year.

Description of Material Indebtedness
Debt Arrangements
On April 4, 2014, Lands’ End entered into the ABL Facility, which provided for maximum borrowings of $175.0 million for Lands’ End, subject to a borrowing base, with a $30.0 million sub facility for the UK Borrower. The ABL Facility had a sub-limit of $70.0 million for domestic letters of credit and a sub-limit of $15.0 million for letters of credit for the UK Borrower. The ABL Facility was available for working capital and other general corporate purposes, and was undrawn at October 27, 2017 and October 28, 2016, other than for letters of credit. The Company had borrowing availability under the ABL Facility of $157.2 million as of October 27, 2017, net of outstanding letters of credit of $17.8 million.
Also on April 4, 2014, Lands’ End entered into the $515.0 million Term Loan Facility of which proceeds were used to pay a dividend of $500.0 million to a subsidiary of Sears Holdings Corporation immediately prior to the Separation and to pay fees and expenses associated with the Debt Facilities of approximately $11.4 million, with the remaining proceeds used for general corporate purposes.
On November 16, 2017, the Company entered into an asset-based lending credit agreement with Wells Fargo Bank, National Association, which provides on the closing date for maximum borrowings of $175.0 million for the Company, subject to a borrowing base. The New ABL Facility has a letter of credit sub-limit of $70.0 million. The New ABL Facility is available for working capital and other general corporate purposes and was undrawn as of the closing date.
Also on November 16, 2017, in connection with the effectiveness of the New ABL Facility, the company terminated the ABL Facility.
Maturity; Amortization and Prepayments
The ABL Facility was to mature on April 4, 2019. The New ABL Facility will mature no later than November 16, 2022, subject to customary extension provisions provided for therein. The Term Loan Facility will mature on April 4, 2021 and will amortize at a rate equal to 1% per annum, and is subject to mandatory prepayment in an amount equal to a percentage of the borrower’s excess cash flows in each fiscal year, ranging from 0% to 50% depending on Lands’ End’s secured leverage ratio, and the proceeds from certain asset sales and casualty events.
Guarantees; Security
All domestic obligations under the Debt Facilities are unconditionally guaranteed by the Company and, subject to certain exceptions, each of its existing and future direct and indirect domestic subsidiaries. In addition, the obligations of the UK Borrower under the ABL Facility were guaranteed by its existing and future direct and indirect subsidiaries organized in the United Kingdom. The ABL Facility was secured by a first priority security interest in certain working capital of the borrowers and guarantors consisting primarily of accounts receivable and inventory. The Term Loan Facility is secured by a second priority security interest in the same collateral, with certain exceptions.
The Term Loan Facility also is secured by a first priority security interest in certain property and assets of the borrowers and guarantors, including certain fixed assets and stock of subsidiaries. The ABL Facility was secured by a second priority security interest in the same collateral.
Guarantees; Security for the New ABL Facility
All obligations under the New ABL Facility are unconditionally guaranteed by the Company and, subject to certain exceptions, each of its existing and future direct and indirect wholly-owned domestic subsidiaries.
The New ABL Facility is secured by (1) a first priority security interest in certain working capital of the Company and guarantors consisting primarily of accounts receivable and inventory and (2) a second priority security interest in certain property and assets of the Company and guarantors, including certain fixed assets and stock of subsidiaries.
Interest; Fees

The interest rates per annum applicable to the loans under the Debt Facilities are based on a fluctuating rate of interest measured by reference to, at the borrowers’ election, either (i) LIBOR plus a borrowing margin, or (ii) an alternative base rate plus a borrowing margin. The borrowing margin is fixed for the Term Loan Facility at 3.25% in the case of LIBOR loans and 2.25% in the case of base rate loans. For the Term Loan Facility, LIBOR is subject to a 1% interest rate floor. The borrowing margin for the ABL Facility was subject to adjustment based on the average excess availability under the ABL Facility for the preceding fiscal quarter, and ranged from 1.50% to 2.00% in the case of LIBOR borrowings and ranged from 0.50% to 1.00% in the case of base rate borrowings.
Customary agency fees are payable pursuant to the terms of the Debt Facilities. The ABL Facility fees also included (i) commitment fees, based on a percentage ranging from approximately 0.25% to 0.375% of the daily unused portions of the facility, and (ii) customary letter of credit fees.
Interest; Fees for New ABL Facility
Under the New ABL Facility entered into on November 16, 2017, the interest rates per annum applicable to the loans under the New ABL Facility are based on a fluctuating rate of interest measured by reference to, at the Company’s election, either (1) an adjusted LIBOR plus a borrowing margin, or (2) an alternative base rate plus a borrowing margin. The borrowing margin for the New ABL Facility is subject to adjustment based on the average daily availability under the ABL Facility for the preceding fiscal quarter, and will range from 1.25% to 1.75% in the case of LIBOR borrowings and will range from 0.50% to 1.00% in the case of base rate borrowings.
Customary agency fees are payable in respect of the New ABL Facility and include (1) commitment fees in an amount equal to 0.25% of the daily unused portions of the ABL Facility, and (2) customary letter of credit fees.
Representations and Warranties; Covenants
Subject to specified exceptions, the Debt Facilities and the New ABL Facility contain various representations and warranties and restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business.
In addition, if excess availability under the ABL Facility or the New ABL Facility falls below the greater of 10% of the loan cap amount or $15 million, the Company will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Debt Facilities and the New ABL Facility do not otherwise contain financial maintenance covenants.
The Company was in compliance with all financial covenants related to the Debt Facilities as of October 27, 2017.
Events of Default
The Debt Facilities and the New ABL Facility include customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross defaults related to certain other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, and material judgments and change of control.
Cash Flows from Operating Activities
Operating activities used net cash of $87.8 million and provided net cash of $66.9 million for Year to Date 2017 and Year to Date 2016, respectively, primarily due to the combination of:

•	Increased use of cash to pay down accounts payable due to higher payables entering the current year, and

•	Increased inventory build due to more timely receipts in the current year.
Cash Flows from Investing Activities
Net cash used in investing activities was $27.5 million and $26.0 million for Year to Date 2017 and Year to Date 2016, respectively. Cash used in investing activities for both periods was primarily used for investments to update our information technology infrastructure and property and equipment.

For Fiscal 2017, we plan to invest a total of approximately $35.0 million to $45.0 million in capital expenditures for strategic investments and infrastructure, primarily associated with our ERP investment, other technology investments and general corporate needs.
Cash Flows from Financing Activities
Net cash used by financing activities was $4.5 million and $4.3 million for Year to Date 2017 and Year to Date 2016, respectively, consisting primarily of our quarterly payments under the Term Loan.

Contractual Obligations and Off-Balance-Sheet Arrangements
There have been no material changes to our contractual obligations and off-balance-sheet arrangements as discussed in our Annual Report on Form 10-K for the fiscal year ended January 27, 2017.
Financial Instruments with Off-Balance-Sheet Risk
On April 4, 2014, Lands’ End entered into the ABL Facility, which provided for maximum borrowings of $175.0 million for Lands’ End, subject to a borrowing base, with a $30.0 million sub facility for the UK Borrower. The ABL Facility had a sub-limit of $70.0 million for domestic letters of credit and a sub-limit of $15.0 million for letters of credit for the UK Borrower. The ABL Facility was available for working capital and other general corporate purposes, and was undrawn at October 27, 2017 and October 28, 2016, other than for letters of credit. The Company had borrowing availability under the ABL Facility of $157.2 million as of October 27, 2017, net of outstanding letters of credit of $17.8 million.
New ABL Facility
On November 16, 2017, the Company entered into an asset-based lending credit agreement with Wells Fargo Bank, National Association, which provides on the closing date for maximum borrowings of $175.0 million for the Company, subject to a borrowing base. The New ABL Facility has a letter of credit sub-limit of $70.0 million. The New ABL Facility is available for working capital and other general corporate purposes. The New ABL Facility will mature no later than November 16, 2022, subject to customary extension provisions provided for therein.
Also on November 16, 2017, in connection with the effectiveness of the New ABL Facility, the company terminated the ABL Facility.
Guarantees; Security for the New ABL Facility
All obligations under the New ABL Facility are unconditionally guaranteed by the Company and, subject to certain exceptions, each of its existing and future direct and indirect wholly-owned domestic subsidiaries.
The New ABL Facility is secured by (1) a first priority security interest in certain working capital of the Company and guarantors consisting primarily of accounts receivable and inventory and (2) a second priority security interest in certain property and assets of the Company and guarantors, including certain fixed assets and stock of subsidiaries.
Interest; Fees for New ABL Facility
Under the New ABL Facility entered into on November 16, 2017, the interest rates per annum applicable to the loans under the New ABL Facility are based on a fluctuating rate of interest measured by reference to, at the Company’s election, either (1) an adjusted LIBOR plus a borrowing margin, or (2) an alternative base rate plus a borrowing margin. The borrowing margin for the New ABL Facility is subject to adjustment based on the average daily availability under the New ABL Facility for the preceding fiscal quarter, and will range from 1.25% to 1.75% in the case of LIBOR borrowings and will range from 0.50% to 1.00% in the case of base rate borrowings.
Customary agency fees are payable in respect of the New ABL Facility and include (1) commitment fees in an amount equal to 0.25% of the daily unused portions of the New ABL Facility, and (2) customary letter of credit fees.
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

As previously discussed, the Company reviews its indefinite-lived intangible asset, the Lands’ End trade name, for impairment by comparing the carrying amount of the asset to the fair value on an annual basis, or more frequently if events occur or changes in circumstances indicate that the carrying value is not recoverable. At the date of its most recent annual impairment assessment, the Company determined that the income approach, specifically the relief from royalty method, was most appropriate for analyzing its indefinite-lived asset. This method is based on the assumption that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset class. The relief from royalty method involves two steps: (1) estimation of reasonable royalty rates for the assets and (2) the application of these royalty rates to a revenue stream and discounting the resulting cash flows to determine a value. The Company multiplied the selected royalty rate by the forecasted net sales stream to calculate the cost savings (relief from royalty payment) associated with the asset. The cash flows were then discounted to present value by the selected discount rate and compared to the carrying value of the asset.
As a result of the Fiscal 2016 annual impairment assessment, the Company recorded a non-cash pretax intangible asset impairment charge of $173.0 million during Fiscal 2016 to reduce the carrying value of the trade name to the fair value. During Year to Date 2017, there were no events or changes in circumstances that indicated that the carrying value of the Lands' End trade name is not recoverable. As such, an impairment assessment was not performed and there was no impairment charge related to the trade name in Year to Date 2017. If actual results are not consistent with our estimates and assumptions used in estimating revenue growth, future cash flows and asset fair values, we could incur further impairment charges for the intangible asset or goodwill, which could have an adverse effect on our results of operations. The annual test for impairment will be conducted as of the end of Fiscal November 2017.
Recent Accounting Pronouncements
See Part I, Item 1, Note 13, Recent Accounting Pronouncements, of the Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in currency rates. A significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of October 27, 2017, we had $18.3 million of cash denominated in foreign currencies, principally in British Pound Sterling, Euros and Yen. We do not enter into financial instruments for trading purposes or hedging and have not used any derivative financial instruments. We do not consider our foreign earnings to be permanently reinvested.
We are subject to interest rate risk with the Term Loan Facility and the New ABL Facility, as both require the Company to pay interest on outstanding borrowings at variable rates. Each one percentage point change in interest rates associated with the Term Loan Facility would result in a $5.1 million change in our annual cash interest expenses. Assuming our ABL Facility was fully drawn to a principal amount equal to $175.0 million, each one percentage point change in interest rates would result in a $1.8 million change in our annual cash interest expense.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based on their evaluation for the period covered by this Quarterly Report on Form 10-Q, Lands’ End’s Chief Executive Officer and President and Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer have concluded that, as of October 27, 2017, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective.
Changes in Internal Control over Financial Reporting
During Fiscal 2017, the Company implemented phases of a multi-year implementation of a global enterprise resource planning ("ERP") system. The new ERP system was designed to better support our business needs in response to the changing operating environment. The implementation of a worldwide ERP system will likely affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness as the implementation progresses. The Company expects that the new ERP system will enhance the overall system of internal controls over financial reporting through further automation and integration of business processes, although it is not being implemented in response to any identified deficiency in the Company’s internal controls over financial reporting.
Other than the ERP implementation, there have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 under the Exchange Act during the third quarter ended October 27, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
See Part I, Item 1 "Financial Statements - Notes to Condensed Consolidated Financial Statements," Note 9, Commitments and Contingencies, for additional information regarding legal proceedings (incorporated herein by reference).
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

Dated: December 5, 2017

By:	/s/ James F. Gooch
James F. Gooch
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)