Form 10-K
period 2018-02-02
LANDS' END, INC.
filed 2018-03-29
CIK 799288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended February 2, 2018
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
(Registrant’s Telephone Number, Including Area Code)
Securities registered under Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
Common stock, par value $0.01 per share	The NASDAQ Stock Market
Securities registered under Section 12(g) of the Exchange Act:

None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    YES  ☐    NO  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
The aggregate market value (based on the closing price of the registrant's common stock quoted on the NASDAQ Stock Market) of the registrant's common stock owned by non-affiliates, as of July 28, 2017, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $106.5 million.
As of March 27, 2018, the registrant had 32,131,970 shares of common stock, $0.01 par value, outstanding.

LANDS’ END, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K

PART I
ITEM 1. BUSINESS
As used in this Annual Report on Form 10-K, references to the "Company", "Lands' End", "we", "us", "our" and similar terms refer to Lands' End, Inc. and its subsidiaries. Our fiscal year ends on the Friday preceding the Saturday on or closest to January 31. Other terms commonly used in this Annual Report on Form 10-K are defined as follows:
•ABL Facilities - Collectively the Prior ABL Facility and the Current ABL Facility
•Current ABL Facility - Asset-based senior secured credit agreement, dated as of November 16, 2017, with Wells Fargo, N.A. and certain other lenders
•Debt Facilities - Collectively, the ABL Facilities and the Term Loan Facility
•ERP - enterprise resource planning software solutions
•ESL - ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert
•Fiscal 2019 - The 52 weeks ended January 31, 2020
•Fiscal 2018 - The Company's next fiscal year representing the 52 weeks ending February 1, 2019
•Fiscal 2017 - The 53 weeks ended February 2, 2018
•Fiscal 2016 - The 52 weeks ended January 27, 2017
•Fiscal 2015 - The 52 weeks ended January 29, 2016
•Fiscal 2014 - The 52 weeks ended January 30, 2015
•Fiscal 2013 - The 52 weeks ended January 31, 2014
•GAAP - Accounting principles generally accepted in the United States
•Prior ABL Facility - Asset-based senior secured credit agreements, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders, terminated November 16, 2017
•Sears Holdings - Sears Holdings Corporation, a Delaware corporation, and its consolidated subsidiaries (other than, for all periods following the Separation, Lands' End)
•Sears Roebuck - Sears, Roebuck and Co., a wholly owned subsidiary of Sears Holdings
•SEC - United States Securities and Exchange Commission
•Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders
•Tax Act - The Tax Cuts and Jobs Act passed by the United States government on December 22, 2017
•Term Loan Facility - Term loan credit agreements, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders
•UK Borrower - A United Kingdom subsidiary borrower of Lands' End under the Prior ABL Facility
Lands' End is an iconic American brand and a leading multi-channel retailer of casual clothing, accessories and footwear, as well as home products. We offer products through catalogs, online at www.landsend.com and affiliated specialty and international websites, and through retail locations. We have a passion for providing quality products, legendary service and great value. We seek to deliver timeless style for women, men, kids and the home. Lands' End was founded in 1963 by Gary Comer and his partners in Chicago, Illinois, to sell sailboat hardware and equipment by catalog. While our product focus has shifted significantly over the years, we have continued to adhere to our founder's motto as one of our guiding principles: "Take care of the customer, take care of the employee and the rest will take care of itself."

Strategy
In Fiscal 2017, we stabilized the brand by reconnecting with core customers. In Fiscal 2018 we plan to build momentum through four major growth initiatives:

Product. We are focused on delivering timeless pieces, made of quality materials and in classic styles, that offer great value to our core customers and their families. We strive to leverage customer data to develop product extensions that are natural to our heritage and incorporate functionality, comfort and product innovation. We are also focused on growing our uniform business with the innovative products we offer to meet the needs of our partners.

Digital. We are focused on utilizing digital technologies to enhance our customers' experience and leveraging our comprehensive data analytics to better tailor and personalize the shopping experience for each customer. We are taking steps to become a quicker and more nimble digitally-led organization, adapting to ongoing shifts in customer shopping behaviors. We are implementing initiatives centered on improving and optimizing the customer experience across multiple device platforms by offering personalized messaging, improved product presentation and tailored product suggestions. The Company will continue to use a test and learn approach as it assesses new initiatives.

Distribution. We utilize multi-point distribution, including our traditional catalogs, eCommerce and brick and mortar, to engage our customer where and how they shop. We plan to open new stand alone Lands' End stores to create an omni-channel experience and we anticipate opening our first new location in early Fiscal 2018 in the Chicago area. We plan to test and refine the store concept with additional stores, to create a store experience that embodies our brand, resonates well with our customers and offers a seamless experience. For Fiscal 2018 and beyond, we plan to apply a customer analytics-driven distribution strategy, where we leverage our comprehensive data set to define product mix, target store locations, and explore opportunities with third party business to consumer channels.

Business Process. We continue to focus on building strategic competencies through improved business processes that are based on standardization and efficiency. We have implemented the foundational aspects of our enterprise resource planning solution to improve our core financial systems and pave the way to roll out more strategic competencies. We continue to upgrade our inventory planning process as we work to grow the business and operate as a global multi-channel player. In Fiscal 2018 and beyond, we also plan to focus on improving our order management and warehouse management systems, as well as optimizing our logistics and transportation capabilities, which will further enable us to improve our speed and efficiency.
We believe that we have a competitive advantage as we build advanced analytic capabilities leveraging our comprehensive data set and are developing processes to capitalize on our brand heritage and interact with our customers in a personalized way, based on their behavior and lifestyles.
In Fiscal 2017, we generated revenues of approximately $1.41 billion. Our revenues are generated worldwide through an international, multi-channel network based in the United States, United Kingdom, Germany and Japan. This network reinforces and supports sales across the multiple channels in which we do business. In Fiscal 2017, we shipped products to approximately 155 countries outside the United States, totaling approximately $202.5 million, or 14.4% of revenue. This compares to sales outside of the United States in Fiscal 2016 and Fiscal 2015 of $192.2 million and $208.6 million, or 14.4% and 14.7% of revenue, respectively. Sales inside the United States totaled $1,204.2 million, $1,143.5 million and $1,211.2 million in Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.
Long-lived assets located inside the United States totaled $497.3 million and $485.1 million in Fiscal 2017 and Fiscal 2016, respectively. Outside of the United States, long-lived assets totaled $10.8 million and $9.8 million in Fiscal 2017 and Fiscal 2016, respectively.

Segment Reporting
The Company has two reportable segments: Direct and Retail. Product revenue is divided into product categories: Apparel and Non-apparel. The Non-apparel revenue includes accessories, footwear, and home goods. Services and other revenue includes embroidery, monogramming, gift wrapping, shipping and other services. Net revenue is grouped by product category in the following table:

(in thousands)	Fiscal 2017	% of Net revenue	Fiscal 2016	% of Net revenue	Fiscal 2015	% of Net revenue
Net revenue
Apparel	$1,144,950	81.4%	$1,086,439	81.3%	$1,156,047	81.4%
Non-apparel	176,287	12.5%	168,945	12.6%	183,073	12.9%
Services and other	85,440	6.1%	80,376	6.0%	80,658	5.7%
Total net revenue	$1,406,677	100.0%	$1,335,760	100.0%	$1,419,778	100.0%
The Company identifies reportable segments according to how business activities are managed and evaluated. The Company's reportable segments are strategic business units that offer similar products and services but are sold either directly from its warehouses (Direct) or through its retail stores (Retail).
The Direct segment sells products through the Company's e-commerce websites and direct mail catalogs. Operating costs consist primarily of direct marketing costs (catalog and e-commerce marketing costs); order processing and shipping costs; direct labor and benefits costs and facility costs. Assets primarily include goodwill and trade name intangible assets, inventory, accounts receivable, prepaid expenses (deferred catalog costs), technology infrastructure, and property and equipment.
The Retail segment sells products and services through dedicated Lands' End Shops at Sears across the United States and the Company's Lands' End stores. Operating costs consist primarily of labor and benefits costs; occupancy costs; distribution costs; and in-store marketing costs. Assets primarily include inventory in the retail stores, fixtures and leasehold improvements.
Net revenue is presented by segment in the following table:

(in thousands)	Fiscal 2017	% of Net revenue	Fiscal 2016	% of Net revenue	Fiscal 2015	% of Net revenue
Net revenue:
Direct	$1,234,115	87.7%	$1,149,149	86.0%	$1,214,993	85.6%
Retail	172,562	12.3%	186,611	14.0%	204,785	14.4%
Total Net revenue	$1,406,677	100.0%	$1,335,760	100.0%	$1,419,778	100.0%
Additionally, selected financial data for our segments is presented in Note 12, Segment Reporting, to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.

Key Capabilities
Lands' End was founded on certain principles of doing business that are embodied in our goal to deliver great quality, uncompromising service and exceptional value to our customers. These core principles of quality, service and value are the foundation of the competitive advantages that we believe distinguish us from our competitors, including:
Customer base. Lands' End is an iconic American brand with a large and loyal customer base. Operating out of Wisconsin, in the heartland of the United States, our vision and values make a strong connection with our core customer. In Fiscal 2017, we believe we stabilized the brand by reconnecting with those core customers. We believe that a principal indicator of our success to date has been the growth of our buyer file in Fiscal 2017, with increases in new, retained and reactivated customers. We leverage multi-channel data to send personalized communications to our customers using both digital and print media. In Fiscal 2017, our customers had an average annual household income of $110,000 and the average customer's age is in the mid-50's, according to an analysis of our customer file with data provided by our third-party consumer information provider using its proprietary demographic, behavioral, lifestyle, financial and home attribute databases.
Product innovation. We seek to develop new, innovative products for our customers by utilizing modern fabrics and quality construction to create timeless, affordable styles with excellent fits. We also seek to present our products in an engaging and inspiring way. We believe that our typical customers value quality, seek good value for their money and are looking to add classics to their wardrobe while also placing an emphasis on comfort, functionality and product innovation that supports their lifestyle. From a design and merchandising perspective, we believe that we have had success adding relevant items into our product assortment, many of which have become customer favorites. We devote significant time and resources to quality assurance, fit testing and product compliance. Our in-house team manages all product specifications and seeks to ensure brand integrity by providing our customers with the consistent, high-quality merchandise for which Lands' End is known. We are a vertically integrated retailer that manages all aspects of our design, marketing and distribution in-house, which provides us with maximum control over the promotion and sale of our products.
Customer service. We are committed to building on Lands' End's legacy of strong customer service. We believe that we have a strong track record of improving the customer service experience through innovation. Today, Lands' End is focused on using our extensive customer data to make the shopping experience as easy and personalized as possible, regardless of whether our customers shop online, by phone or in one of our store locations. Our operations, including prompt order fulfillment, responsiveness to our customers' requests and our customer friendly return policy, have contributed to our award-winning customer service, which we believe is one of our core strengths and a key point of differentiation from our competitors. Due to our commitment to excellent customer service, we have received many accolades over the years and most recently, received the following:

•	Lands' End Earns StellaService's Elite Award for Phone and Email, which is awarded to retailers who provide the very best in customer care, Source: StellaService (March 15, 2017)

•	Land's End Named Customer Experience Leader, Source: Mulitchannel Merchant (March 17, 2017)

•	Lands' End Named Customer Service Champion, Source: Prosper Insights & Analytics. Featured on Forbes.com (August 3, 2017)
In addition, Lands' End introduced Text Messaging for Customer Service in 2016 - among the first in the apparel retail industry to do so.
Marketing
We believe that our most important asset is our brand. The Lands' End brand is well-recognized with a deeply rooted tradition of offering excellent quality, value and service along with the Lands' End guarantee. We seek to reflect that tradition in all of our merchandise. We also invest significantly in brand development through our focus on providing excellent customer service and our emphasis on digital transformation and innovative product development. We believe that this commitment to our brand has helped to generate our large and loyal customer base for over fifty years.

We attempt to build on our brand recognition through multi-channel marketing campaigns including an e-commerce website, www.landsend.com, catalog distribution, digital marketing and social media. Creative designs for these marketing platforms are primarily developed in-house by our creative team. We strive to be efficient in our overall spend, enabling us to invest in initiatives that we believe will yield benefits over the longer-term. We expect the majority of our marketing spend to be allocated to our catalog and digital marketing, where we believe we can generate near term return on investment. We are also seeking to enhance our branding initiatives by investing in strategic partnerships designed to showcase our apparel and personalizing promotions offered to customers.
Suppliers
Our products are produced globally by independent manufacturers who are selected, monitored and coordinated by the Lands' End Global Sourcing team based in Dodgeville, Wisconsin and other third party buying agents. Our products are manufactured in approximately 30 countries and substantially all are imported from Asia and South America, depending on the nature of the product mix. Our top 10 vendors accounted for approximately 40% of our merchandise purchases in Fiscal 2017. In Fiscal 2017, we worked with approximately 200 vendors that manufactured substantially all of our products. We generally do not enter into long-term merchandise supply contracts. We continue to take advantage of opportunities to more efficiently source our products worldwide, consistent with our high standards of quality and value. Significant areas of non-product spend include transportation, information systems, marketing, packaging and catalog paper and print.
Distribution
We also own and operate three distribution centers in Wisconsin to support our United States Direct and Retail businesses and a portion of our international business. Our Dodgeville facility is approximately 1.1 million square feet and is a full-service distribution center, including monogramming, hemming and embroidery services. Our Reedsburg location is approximately 400,000 square feet and offers all order fulfillment services except hemming. Our Stevens Point distribution center is approximately 150,000 square feet and primarily focuses on supporting Lands' End Business Outfitters with embroidery services. Customer orders are shipped via UPS, USPS and third-party parcel consolidators.
We own and operate a distribution center in the United Kingdom based in Oakham, a community north of London. Order fulfillment and specialty services for our European businesses are performed at this facility, which opened in 1998 and totals approximately 175,000 square feet. We also lease a 55,580 square foot distribution center in Fujieda, Japan.
Orders are generally filled on a current basis, and order backlog is not material to our business.
Vendors
It is important to us that our partners share the same values in business as we do, therefore, we require that the vendors comply with all legal requirements, agree to our global compliance requirements and meet our product quality standards. Our vendors are required to provide us with full access to their facilities and to relevant records relating to their employment practices, such as, but not limited to child labor, wages and benefits, forced labor, discrimination, freedom of association, unlawful inducements, safe and healthy working conditions and other business practices so that we may monitor their compliance with ethical and legal requirements relating to the conduct of their business.
Information Technology
Our information technology systems provide comprehensive support for the design, merchandising, importing, marketing, distribution, sales, order processing and fulfillment of our Lands' End products. We believe our merchandising and financial systems, coupled with our e-commerce platforms and point-of-sale systems, allow for effective merchandise planning and sales accounting.

We have a dedicated information technology team that provides strategic direction, application development, infrastructure services and systems support for the functions and processes of our business. The information technology team contracts with third-party consulting firms to provide cost-effective staff augmentation services and partners with leading hardware, software and cloud-based technology firms to provide the infrastructure necessary to run and operate our systems. Our core software applications are comprised of a combination of internally developed and packaged third-party systems. The e-commerce solutions powering www.landsend.com, the Lands' End Business Outfitters websites, and our international Lands' End websites are operated out of our own internal data centers as well, through hosting relationships with third parties and through industry-leading cloud providers.
We are in the process of implementing new information technology systems as part of a multi-year plan to expand and upgrade our information technology platforms and infrastructure. In Fiscal 2017, we implemented several financial, merchandising and inventory planning capabilities as part of our ongoing ERP implementation. We intend to build off of these core capabilities to drive future improvements in our operations.
In Fiscal 2018, we intend to continue to pursue additional strategic investments, including continued development of our ERP platform, enterprise order management, and digital capabilities including enhanced mobile experiences, personalization, data science, and continued enhancements to the digital shopping experiences on our e-commerce platforms. In addition, we intend to invest in digital solutions to augment the customer and sales associate experiences within our Lands' End stand-alone stores.
The implementation of our ERP platform and other complementary information technology systems over the next several years are expected to create efficiencies within our internal processes and reporting. However, implementation of these solutions and systems is highly dependent on coordination of numerous software, hardware, cloud and system integration providers. See also Item 1A, Risk Factors, in this Annual Report on Form 10-K.
Sources and Availability of Raw Materials
We purchase, in the ordinary course of business, raw materials and supplies essential to our operations from numerous suppliers around the world, including in the United States. There have been no recent significant availability problems or supply shortages.
Competition
We operate primarily in the apparel industry. The apparel industry is highly competitive. We compete with a diverse group of direct-to-consumer companies and retailers, including national department store chains, men's and women's specialty apparel chains, outdoor specialty stores, apparel catalog businesses, sportswear marketers and online apparel businesses that sell similar lines of merchandise. We compete principally on the basis of merchandise value (quality and price), product innovation, our established customer list and award-winning customer service, including reliable order fulfillment, our return policy and services and information provided at our user-friendly websites.
Seasonality
We experience seasonal fluctuations in our net revenue and operating results and historically have realized a significant portion of our net revenue and earnings for the year during our fourth fiscal quarter. We generated 36.3%, 34.4% and 33.4% of our net revenue in the fourth fiscal quarter of Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively. Thus, lower than expected fourth quarter net revenue could have an adverse impact on our annual operating results.
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

Intellectual Property
Lands' End owns or has rights to use certain word and design trademarks, service marks, and trade names that are registered or exist under common law in the United States and other jurisdictions. The Lands' End® trade name and trademark is used both in the United States and internationally, and is material to our business. Trademarks that are important in identifying and distinguishing our products and services are Guaranteed. Period.®, Lighthouse by Lands' End™, Square Rigger®, Squall®, Super-T™, Drifter™, Outrigger®, Marinac®, and Beach Living®, all of which are owned by us, as well as the licensed marks Supima®, No-Gape®, and others. Other recognized trademarks owned by Lands' End include SwimMates™, Starfish™, Iron Knees®, Willis & Geiger® and ThermaCheck®. Lands' End's rights to some of these trademarks are limited to select markets.
Employees
We employ approximately 5,000 employees throughout our operations: approximately 4,100 employees in the United States and approximately 900 employees outside the United States. With the seasonal nature of the retail industry, over 2,000 flexible part-time employees join us each year to support our varying peak seasons, including the fourth quarter holiday shopping season. The non-peak workforce is comprised of approximately 19% salaried employees, 40% hourly employees and 41% part-time employees.
Pledged Assets
All domestic obligations under the Debt Facilities are unconditionally guaranteed by the Company and, subject to certain exceptions, each of its existing and future direct and indirect wholly-owned domestic subsidiaries. The Current ABL Facility is secured by a first priority security interest in certain working capital of the borrowers and guarantors consisting primarily of accounts receivable and inventory. The Term Loan Facility is secured by a second priority security interest in the same collateral, with certain exceptions.
The Term Loan Facility also is secured by a first priority security interest in certain property and assets of the borrowers and guarantors, including certain fixed assets and stock of subsidiaries. The Current ABL Facility is secured by a second priority security interest in the same collateral.
The Prior ABL Facility had the same terms to those stated above. In addition, the obligations of the UK Borrower under the Prior ABL Facility were guaranteed by its existing and future direct and indirect subsidiaries organized in the United Kingdom.
Corporate Citizenship
Sustainability Initiatives. Lands' End is working towards improving its sustainable footprint through key practices like waste reduction, purchasing recycled products and through corporate partnerships. Lands' End hopes to inspire customers and other corporations to increase sustainability awareness and initiatives.
We have a focus on raising awareness and educating associates on reducing our internal use of consumables and natural resources. In addition, we have a broad range of recycling and waste management initiatives at our corporate office and distribution centers to address our use of paper products, aluminum cans, glass, electronics and plastic as well as maintenance operations, disposal of non-recyclables with composting and water management. In 2017, we reused or recycled approximately 85% of waste generated at our corporate headquarters.
Additionally, we believe that we also demonstrate marketplace leadership by participating in industry educational workshops and initiatives. Lands' End has formed strategic partnerships with organizations like the Sustainable Apparel Coalition, bluesign, National Forest Foundation, where we have helped plant over 1 million trees, and the Clean Lakes Alliance, where we help protect and improve maintenance of local lakes in Wisconsin. These partnerships, which respectively operate globally, nationally, and locally allow us to engage at a variety of levels.
Corporate Giving. Lands' End is dedicated to helping our communities around the world. Through our efforts, we have strategically partnered with a number of local and national not-for-profit organizations to help people and animals in need.

In 2017, Lands' End partnered with the American Red Cross to provide support to their disaster relief efforts following Hurricanes Harvey, Irma and Maria and the wildfires in California. Our annual Pink Thread™ Project supports the efforts of the Breast Cancer Research Foundation by advancing the world's most promising research to end breast cancer. In addition, we have partnered with the Skin Cancer Foundation, the American Heart Association and Freedom Service Dogs of America. We also partner with local food pantries in support of Hunger Action Month.
Additionally, we help our employees connect with volunteer opportunities in their hometowns and we honor the time they give by matching their fundraising efforts with our contribution program.
History
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
Corporate Information
Our principal executive offices are located at 1 Lands' End Lane, Dodgeville, Wisconsin 53595. Our telephone number is (608) 935-9341.
Available Information, Internet Address and Internet Access to Current and Periodic Reports and Other Information
Our website address is www.landsend.com. References to www.landsend.com do not constitute incorporation by reference of the information at www.landsend.com, and such information is not part of this Annual Report on Form 10-K. We file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments to those reports electronically with the SEC, and they are available on the SEC's web site (www.sec.gov). We also make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available through our website, free of charge, as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. In addition, all reports filed by Lands' End with the SEC may be read and copied at the SEC's Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.
Our Corporate Governance Guidelines, the charters of the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the Related Party Relationships Committee of the Board of Directors, our Related Party Transactions Policy, our Director Compensation Policy, our Code of Conduct, and our Board of Directors Code of Conduct are available at the "Investor Relations" link under "Corporate Governance" at www.landsend.com.

Executive Officers of the Registrant
The following table sets forth information regarding our executive officers, including their positions.

Name	Position	Age	Date First Became an Executive Officer
Jerome S. Griffith	Chief Executive Officer and President	60	2017
James F. Gooch	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer	50	2016
Peter L. Gray	Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary	50	2017
Gill Hong	Executive Vice President, Chief Merchandising Officer and Head of International	51	2017
Kelly Ritchie	Senior Vice President, Employee and Customer Services	54	1999

Jerome S. Griffith joined Lands' End as Chief Executive Officer and President and as a member of the Board of Directors in March 2017. He served as the Chief Executive Officer, President and a member of the board of directors of Tumi Holdings, Inc., a manufacturer and retailer of consumer goods including business bags, luggage, apparel and other travel-related goods, from April 2009 until its sale to Samsonite International S.A. in August 2016. From 2002 to February 2009, he was employed at Esprit Holdings Limited, a global fashion brand, where he was promoted to Chief Operating Officer and appointed to the board in 2004, then promoted to President of Esprit North and South America in 2006. From 1999 to 2002, he worked as an executive vice president at Tommy Hilfiger, a global fashion brand. From 1998 to 1999, he worked as the president of retail at the J. Peterman Company, a catalog-based apparel and retail company. From 1989 through 1998, he worked in various positions of increasing responsibility at Gap, Inc., a global clothing and accessories retailer. He has served as a member of the board of Vince Holding Corp. since November 2013, Samsonite International S.A. since August 2016, and Parsons School of Design, which is part of the New School, since September 2013.
James F. Gooch joined the Company as Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer in January 2016. He also served as our Co-Interim Chief Executive Officer from September 2016 to March 2017. From March 2014 until December 2014, he served as Co-Chief Executive Officer and Chief Administrative Officer of DeMoulas Supermarkets, Inc., a regional supermarket chain. He served as President and Chief Executive Officer of RadioShack Corporation, an electronics retailer, from May 2011 to October 2012, as President and Chief Financial Officer of RadioShack Corporation from January 2011 to May 2011, and as Chief Financial Officer of RadioShack Corporation from August 2006 to January 2011. Earlier in his career he was employed by Helene Curtis, The Quaker Oats Company, Kmart Corporation, and Sears Holdings. Mr. Gooch has served as a member of the board of directors of Sears Hometown and Outlet Stores, Inc. since March 2013.
Peter L. Gray joined Lands' End as Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary in May 2017. Mr. Gray served as Executive Vice President, General Counsel and Secretary of Tumi Holdings, Inc., a manufacturer and retailer of consumer goods including business bags, luggage, apparel and other travel-related goods, from December 2013 until November 2016. He was employed by ModusLink Global Solutions, Inc. (formerly CMGI, Inc.), a supply chain business process management company from June 1999 to October 2013. Beginning in March 2002, he was ModusLink's Executive Vice President and General Counsel, additionally becoming its Secretary in December 2005 and its Chief Administrative Officer in June 2012. Prior to joining ModusLink, Mr. Gray was Assistant General Counsel at Cambridge Technology Partners (Massachusetts), Inc., and a junior partner at Hale and Dorr LLP. Mr. Gray also serves as Chairman of the Board of Directors of the Tufts University Hillel Foundation.

Gill Hong joined the Company as Executive Vice President, Chief Merchandising Officer and Head of International in November 2017. From January 2016 until July 2016 she was employed by Gap, Inc., a global clothing and accessories retailer, as an Executive Advisor, consulting primarily for Old Navy. From June 2014 until October 2015 she served as Chief Merchandising Officer for Oakley, Inc. which designs, develops and manufactures sports performance equipment and lifestyle products. She served as Vice President and General Manager of signature sub-brand and Vice President of Younger Customer Initiatives at L.L. Bean, a leading U.S. catalog company and supplier of outdoor gear, from November 2011 until June 2014. Prior to that, she spent 17 years in progressive leadership roles in retail, brand strategy, marketing and merchandising at NIKE leading both global and European businesses.
Kelly Ritchie joined Lands' End in 1985 and has served as Senior Vice President, Employee and Customer Services since 2003, assuming responsibility for our distribution centers in 2005. She served as Senior Vice President, Employee Services from 1999 until 2003. She also served as Vice President of Employee Services from 1995 to 1999 and in various other Customer Service and Employee Services roles from 1985 to 1995.

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
Sales of branded merchandise account for substantially all of our total revenues and the Lands' End brand, in particular, is a critical differentiating factor for our business. Our inability to develop products that resonate with our existing customers and attract new customers, our inability to maintain our strict quality standards or to develop, produce and deliver products in a timely manner, or any unfavorable publicity with respect to the foregoing or otherwise could negatively impact the image of our brand with our customers and could result in diminished loyalty to our brand. As customer tastes change, our failure to anticipate, identify and react in a timely manner to emerging fashion trends and appropriately supply our stores, catalogs and websites with attractive high-quality products that maintain or enhance the appeal of our brand could have an adverse effect on our sales, operating margins and results of operations.
The success of our Direct segment, depends on customers' use of our digital platform, including our e-commerce websites, and response to direct mail catalogs and digital marketing; if our overall marketing strategies, including our maintenance of a robust customer list, is not successful, our business and results of operations could be adversely affected.
The success of our Direct segment, which accounted for approximately 88% of our revenues in Fiscal 2017, depends on customers' use of our e-commerce websites and their response to our direct mail catalogs and digital marketing.
The level of customer traffic and volume of customer purchases on our e-commerce websites is substantially dependent on our ability to provide attractive and accessible websites, a high-quality customer experience and reliable delivery of our merchandise. Although the success of our e-commerce websites also has historically been dependent on the performance of our direct mail catalogs, our strategy includes initiatives that are intended to improve marketing productivity and optimize catalog productivity. If we are unable to maintain and increase customers' use of our e-commerce websites and the volume of goods they purchase, including, as a result of changes to the level and types of marketing or amount of spend allocated to each type of marketing, or through our failure to otherwise successfully promote and maintain our e-commerce websites and their associated services, our business and results of operations could be adversely affected.
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
We rely on sophisticated information technology systems to operate our business, including the e-commerce websites that drive our direct-to-consumer, Outfitters by Lands' End, and international sales channels and in-store/point-of-sale systems, inventory management, warehouse management and human resources, some of which are based on end-of-life or legacy technology, operate with minimal or no vendor support and are otherwise difficult to maintain. Our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events such as fires, tornadoes and hurricanes, and usage errors by our employees or vendors. Operating legacy systems subjects us to inherent costs and risks associated with maintaining, upgrading and replacing these systems and recruiting and retaining sufficiently skilled personnel to maintain and operate the systems, demands on management time, and other risks and costs. Our e-commerce websites are subject to numerous risks associated with selling merchandise that could have an adverse effect on our results of operations, including unanticipated operating problems, reliance on third-party computer hardware and software providers, system failures and the need to invest in additional and updated computer platforms.
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
Sears Holdings point of sale and supply chain management information technology systems are leveraged in support of our Lands' End Shops at Sears. There can be no assurance that Sears Holdings will maintain and protect these information technology systems in such a way that would prevent breakdowns or breaches in such systems, which could adversely affect our business.
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

Our implementation of an ERP software solution and other information technology systems could result in significant disruptions to our operations.
We have implemented the financial suites as a foundation to our multi-year ERP implementation and other complementary information technology systems that will be upgraded over the next several years. Implementation of these solutions and systems is highly dependent on coordination of numerous software and system providers and internal business teams. The interdependence of these solutions and systems is a significant risk to the successful completion of the initiatives and the failure of any one system could have a material adverse effect on the implementation of our overall information technology infrastructure. We may experience difficulties as we transition to these new or upgraded systems and processes, including loss or corruption of data, delayed shipments, decreases in productivity as our personnel and third party providers implement and become familiar with new systems, increased costs and lost revenues. In addition, transitioning to these new systems requires significant capital investments and personnel resources. Difficulties in implementing new or upgraded information systems or significant system failures could disrupt our operations and have a material adverse effect on our capital resources, financial condition, results of operations or cash flows. Implementation of this new information technology infrastructure has a significant impact on our business processes and information systems across a significant portion of our operations. As a result, we will be undergoing significant changes in our operational processes and internal controls as our implementation progresses, which in turn require significant change management, including recruiting and training of qualified personnel. If we are unable to successfully manage these changes as we implement these systems, including harmonizing our systems, data, processes and reporting analytics, our ability to conduct, manage and control routine business functions could be negatively affected and significant disruptions to our business could occur. In addition, we could incur material unanticipated expenses, including additional costs of implementation or costs of conducting business. These risks could result in significant business disruptions or divert management's attention from key strategic initiatives and have a material adverse effect on our capital resources, financial condition, results of operations or cash flows.
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
The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data is compromised due to a breach or misuse of data, we may have higher transaction fees, be subject to fines or our ability to accept or facilitate certain types of payments may be impaired. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs.

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

Impairment of relationships with our vendors and/or the failure of our new merchandise sourcing initiatives could have an adverse effect on our competitive position and our business and results of operations.
Most of our arrangements with the vendors that supply a significant portion of our merchandise are vendors that we have long standing relationships but with whom we do not have long-term agreements with, and, therefore, our success depends on maintaining good relations with them. Our growth strategy depends to a significant extent on the willingness and ability of our vendors to efficiently supply merchandise that is consistent with our standards for quality and value. In the event we engage new vendors, it may cause us to encounter delays in production and added costs as a result of the time it takes to train our vendors in producing our products and adhering to our standards. If we cannot obtain a sufficient amount and variety of quality product at acceptable prices, including at prices that offset increased buying agent commissions incurred, it could have a negative impact on our competitive position. This could result in lower revenues and decreased customer interest in our product offerings, which, in turn, could adversely affect our business and results of operations.
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
Our business is affected by worldwide economic and market conditions; an unstable economy, a decline in consumer-spending levels and other adverse developments, including inflation, could lead to reduced revenues and gross margins and adversely affect our business, results of operations and liquidity.
Many economic and other factors are outside of our control, including general economic and market conditions, consumer and commercial credit availability, inflation, unemployment, consumer debt levels and other challenges affecting the global economy. Increases in the rates of unemployment, decreases in home values, reduced access to credit and issues related to the domestic and international political situations may adversely affect consumer confidence and disposable income levels. Low consumer confidence and disposable incomes could lead to reduced consumer spending and lower demand for our products, which are discretionary items, the purchase of which can be reduced before customers adjust their budgets for necessities. These factors could have a negative impact on our sales and cause us to increase inventory markdowns and promotional expenses, thereby reducing our gross margins and operating results.
In addition, our liquidity needs are funded by operating cash flows and, to the extent necessary, may be funded by borrowings under our Current ABL Facility. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources. The ability to raise additional financing depends on numerous factors that are outside of our control, including general economic and market conditions, the health of financial institutions, our credit ratings and lenders' assessments of our prospects and the prospects of the retail industry in general. The lenders under any credit facilities or loan agreements we may enter into may not be able to meet their commitments if they experience shortages of capital and liquidity. There can be no assurance that our ability to otherwise access the credit markets will not be adversely affected by changes in the financial markets and the global economy. If we are not able to fulfill our liquidity needs through operating cash flows and/or borrowings under credit facilities or otherwise in the capital markets, our business and financial condition could be adversely affected.
If we cannot compete effectively in the apparel industry, our business and results of operations may be adversely affected.
The apparel industry is highly competitive. We compete with a diverse group of direct-to-consumer companies and retailers, including national department store chains, men's and women's specialty apparel chains, outdoor specialty stores, apparel catalog businesses, sportswear marketers and online apparel businesses that sell similar lines of merchandise. Brand image, marketing, design, price, service, quality, image presentation and fulfillment are all competitive factors. Our competitors may be able to adopt more aggressive pricing policies, adapt to changes in customer tastes or requirements more quickly, devote greater resources to the design, sourcing, distribution, marketing and sale of their products, or generate greater national brand recognition than us. An inability to overcome these potential competitive disadvantages or effectively market our products relative to our competitors could have an adverse effect on our business and results of operations. Similarly, our inability to market and sell our products in foreign jurisdictions could have an adverse effect on our business and results of operations.

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
Our strategy includes initiatives to reach under-penetrated regional markets in the United States and pursue international expansion in a number of countries around the world, through a number of channels and brands, including through relationships with third party e-commerce platforms. We have limited experience operating in many of these locations and with third parties, and face major, established competitors and barriers to entry. In addition, in many of these international locations, the real estate, employment and labor, transportation and logistics, regulatory and other operating requirements differ dramatically from those in the places where we have experience. Foreign currency exchange rate fluctuations may also adversely affect our international operations and sales, including by increasing the cost of business in certain locations. Moreover, consumer tastes and trends may differ in many of these locations from those in our existing locations, and as a result, the sales of our products may not be successful or profitable. If our expansion efforts are not successful or do not deliver an appropriate return on our investments, our business could be adversely affected.
The results of our Retail segment depend on the performance of our Lands' End Shops at Sears; if Sears Roebuck sells or disposes of its retail stores or if its retail business does not adequately promote their business or does not attract customers, our business and results of operations could be adversely affected.
The Retail segment, which accounted for approximately 12.3% of our revenues in Fiscal 2017, depends on the performance of our Lands' End Shops at Sears. We operated 174 Lands' End Shops at Sears as of the end of Fiscal 2017. These stores had revenues of approximately $150.0 million in Fiscal 2017, representing 87% of our Retail sales and 11% of our overall sales for Fiscal 2017. The Lands' End Shops at Sears may decrease or be eliminated entirely if Sears Roebuck sells, disposes of or transfers ownership or control of any or all of its retail stores. The performance and appeal of Sears stores and foot traffic within Sears stores, therefore, have a major impact on the sales of our Retail segment.
In addition, under our retail operations agreement and leases with Sears Roebuck, we depend on Sears Roebuck for various retail services and employees to support the Lands' End Shops at Sears, including providing a dedicated, well-trained staff to directly engage with customers at the Lands' End Shops at Sears, effective inventory management, safeguarding of our assets, and maintaining dedicated sales areas for Lands' End branded products and shopping lounges where customers can search our offerings via the Internet and catalog. If Sears Roebuck does not provide these services going forward with the standard of quality and in accordance with our agreements with Sears Roebuck and does not deliver a rewarding shopping experience to our customers, our reputation could suffer and our business and results of operations could be adversely affected.

Under the terms of the master lease agreement and master sublease agreement pursuant to which Sears Roebuck leases or subleases to us the premises for the Lands' End Shops at Sears, Sears Roebuck has certain rights to (1) relocate our leased premises within the building in which such premises are located, subject to certain limitations, including our right to terminate the applicable lease if we are not satisfied with the new premises, and (2) terminate without liability the lease with respect to a particular Lands' End Shop if the overall Sears store in which such Lands' End Shop is located is closed or sold. Sears Holdings announced that it intends to continue to right-size, redeploy and highlight the value of its assets, including its real estate portfolio, in its transition from an asset-intensive, store-focused retailer and that it has entered into lease agreements with third party retailers for stand-alone stores. On July 7, 2015, Sears Holdings completed a rights offering and sale-leaseback transaction (the "Seritage transaction") with Seritage Growth Properties ("Seritage"), an independent publicly traded real estate investment trust. Sears Holdings disclosed that as part of the Seritage transaction, it sold 235 properties to Seritage (the "REIT properties") along with Sears Holdings' 50% interest in each of three real estate joint ventures (collectively, the "JVs"). Sears Holdings also disclosed that it contributed 31 properties to the JVs (the "JV properties"). As of February 2, 2018, 36 of the REIT properties contained a Lands' End Shop and 10 of the JV properties contained a Lands' End Shop, the leases with respect to which Sears Roebuck retained for its own account. Sears Holdings disclosed that Seritage and the JVs have a recapture right with respect to approximately 50% of the space within the stores at the REIT properties and JV properties (subject to certain exceptions), and with respect to nine of the stores that contain a Lands' End Shop, Seritage has the additional right to recapture 100% of the space within the Sears Roebuck store. If Sears Roebuck continues to dispose of retail stores that contain Lands' End Shops, and/or offer us relocation alternatives for Lands' End Shops that are less attractive than the current premises, our business and results of operations could be adversely affected.
Our efforts to build out our stand alone stores and implement a new store concept may not be successful.
In order to generate customer traffic we will seek to locate our new stores in prominent locations within successful shopping areas. Sales at these new stores will be derived from the volume of traffic. Our sales volume and store traffic generally may be adversely affected by, among other things, economic downturns in a particular area, competition from e-commerce retailers, non-mall retailers and other malls, increases in gasoline prices, fluctuations in exchange rates in border or tourism-oriented locations and the closing or decline in popularity of other stores in the vicinity in which we are located.
Our strategy includes the design and implementation of a standardized store concept in our new store locations. If customers are not receptive of our new store concept, projected store sales and profitability may suffer. Additionally, as Sears Holdings continues to close stores containing a Lands' End Shop, it is possible that we may be unable to open enough stores to fully compensate for the loss of revenues from closures.
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

We rely upon third-party land-based and air freight carriers for merchandise shipments from our distribution centers to customers. Accordingly, we are subject to the risks, including labor disputes, union organizing activity, inclement weather and increased transportation costs, associated with such carriers' ability to provide delivery services to meet outbound shipping needs. In addition, if the cost of fuel rises or remains at current levels, the cost to deliver merchandise from distribution centers to customers may rise, and, although some of these costs are paid by our customers, such costs could have an adverse impact on our profitability. Failure to procure and deliver merchandise to customers in a timely, effective and economically viable manner could damage our reputation and adversely affect our business. In addition, any increase in distribution costs and expenses could adversely affect our future financial performance.
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
As of February 2, 2018, we had goodwill and intangible asset balances totaling $367.0 million, which are subject to testing for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Our intangible assets consist of $257.0 million for our trade name and goodwill of $110.0 million. Any event that impacts our reputation could result in impairment charges for our trade name. Long-lived assets, primarily property and equipment, are also subject to testing for impairment if events or changes in circumstances indicate that the asset might be impaired. A significant amount of judgment is involved in our impairment assessment. If actual results fall short of our estimates and assumptions used in estimating revenue growth, future cash flows and asset fair values, we could incur further impairment charges for intangible assets, goodwill or long-lived assets, which could have an adverse effect on our results of operations. During Fiscal 2017, Fiscal 2016 and Fiscal 2015, the fair value of the Direct reporting unit exceeded the carrying value by 22.9%, 17.1% and 23.8%, respectively, and as such, the Company did not record any goodwill impairment charges. During Fiscal 2017, the fair value exceeded the carrying value by 9.7%, and as such, no trade name impairment charges were recorded.We recorded impairments to our trade name intangible asset of $173.0 million and 98.3 million in Fiscal 2016 and Fiscal 2015, respectively.

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
We currently use the national mail carriers for distribution of substantially all of our catalogs and are therefore vulnerable to postal rate increases. The current economic and legislative environments may lead to further rate increases or a discontinuation of the discounts for bulk mailings and sorting by zip code and carrier routes which Lands' End currently leverages for cost savings.
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
Inventory shrinkage could have a material adverse effect on our business, financial condition and results of operations.
We hold high volumes of inventory and are subject to the attendant risks of inventory loss, spoilage, shrink, scrap and theft (which we collectively refer to as "shrinkage"). Although some level of inventory shrinkage is an unavoidable cost of doing business, if we were to experience higher rates of inventory shrinkage or incur increased security costs to combat inventory theft, it could have a material adverse effect on our business, financial condition and results of operations.
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
Our reputation and customers' willingness to purchase our products depend in part on our vendors' compliance with ethical employment practices, such as with respect to child labor, wages and benefits, forced labor, discrimination, freedom of association, unlawful inducements, safe and healthy working conditions, and with all legal and regulatory requirements relating to the conduct of their business. While we operate compliance and monitoring programs to promote ethical and lawful business practices, we do not exercise ultimate control over our independent vendors or their business practices and cannot guarantee their compliance with ethical and lawful business practices. Violation of labor or other laws by vendors, or the divergence of a vendor's labor practices from those generally accepted as ethical in the United States could materially hurt our reputation, which could have an adverse effect on our business and results of operations.

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
The Company may have significant uncertain impacts related to changes in tax law in the United States.
On December 22, 2017, the Tax Act was signed into law. The Tax Act contains significant changes to corporate taxation, including reduction of the corporate tax rate from 35% to 21%, additional limitations on the tax deductibility of interest, substantial changes to the taxation of foreign earnings, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modification or repeal of many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain, and changes in interpretation or tax planning strategies could significantly impact the Company’s results of operations, cash flows and financial conditions, as well as the trading price of Common Stock, which could be adversely affected.
We may be subject to assessments for additional state taxes, which could adversely affect our business.
In accordance with current law, we pay, collect and/or remit taxes in those states where we or our subsidiaries, as applicable, maintain a physical presence. While we believe that we have appropriately remitted all taxes based on our interpretation of applicable law, tax laws are complex and their application differs from state to state. It is possible that some taxing jurisdictions may attempt to assess additional taxes and penalties on us or assert either an error in our calculation, a change in the application of law, or an interpretation of the law that differs from our own which may, if successful, adversely affect our business and results of operations.
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
Our business is adversely affected by unseasonal weather conditions. Sales of certain seasonal apparel items, specifically outerwear and swimwear, are dependent, in part, on the weather and may decline in years in which weather conditions do not favor the use of these products. Sales of our spring and summer products, which traditionally consist of lighter clothing and swimwear, are adversely affected by cool or wet weather. Similarly, sales of our fall and winter products, which are traditionally weighted toward outerwear, are adversely affected by mild, dry or warm weather. In addition, severe weather events typically lead to temporarily reduced traffic at our retail locations which could lead to reduced sales of our merchandise. Severe weather events may impact our ability to supply our stores, deliver orders to customers on schedule and staff our stores and fulfillment centers, which could have an adverse effect on our business and results of operations.
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

Additional Risks Related to Our Separation from, and Relationship with, Sears Holdings
If Sears Holdings' financial condition were to deteriorate more than expected, or if Sears Holdings or its subsidiaries fail to perform under various agreements with us as a result of insolvency or otherwise, our business and results of operations could be adversely affected.
In connection with the Separation, we entered into various agreements to effect the Separation and provide a framework for our relationship with Sears Holdings after the Separation, including agreements that require each party to indemnify the other for all liabilities (including third-party claims) incurred or suffered by the other relating to their respective assumed liabilities. We have also entered into various commercial agreements with subsidiaries of Sears Holdings, including a buying office agreement for certain sourcing services, as well as a master lease agreement, a master sublease agreement, a retail operations agreement for the Lands' End Shops at Sears, under which we lease those locations from Sears Roebuck and rely on it and other subsidiaries of Sears Holdings to provide logistics, point-of-sale and related store systems to the Lands' End Shops at Sears. If Sears Holdings' financial condition significantly deteriorates, its ability to perform and satisfy its obligations under its various agreements with us could be negatively impacted. Moreover, if Sears Holdings were to become the subject of insolvency proceedings, a court could, among other things, permit or require Sears Holdings to terminate one or more of its existing agreements or leases with us. If Sears Holdings or its subsidiaries are unable to satisfy their performance and payment obligations under their agreements with us, including their indemnification obligations, or if their agreements or leases with us are rejected in connection with insolvency proceedings, we could suffer operational difficulties, lose the ability to operate some or all of the Lands' End Shops at Sears and incur significant costs or losses, and our financial performance could be materially and adversely affected.

ESL, whose interests may be different from the interests of other stockholders, may be able to exert substantial influence over our company.
According to an amendment to Schedule 13D filed on January 25, 2018 with the SEC, ESL beneficially owned on the filing date 67.1% of our outstanding shares of common stock. Accordingly, ESL could have substantial influence over many, if not all, actions to be taken or approved by our stockholders, and will have a significant voice in the election of directors and any transactions involving a change of control. The interests of ESL, which has investments in other companies (including Sears Holdings), may from time to time diverge from the interests of our other stockholders.
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

•
the agreements governing our debt contain operating covenants that limit our ability to engage in activities that may be in our best interests in the long term, including, without limitation, by restricting our subsidiaries' ability to incur debt, create liens, enter into transactions with affiliates or prepay certain kinds of indebtedness; and

•
the failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of the applicable debt, may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies, and in the event our creditors accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that debt.

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

Further, when the market price of a company's common stock drops significantly, stockholders often initiate securities class action lawsuits against the company. A lawsuit against Lands' End could cause us to incur substantial costs and could divert the time and attention of our senior management and other resources.

Your percentage ownership in Lands' End may be diluted in the future.

In the future, your percentage ownership in Lands' End may be diluted because of equity issuances for acquisitions, strategic investments, capital market transactions or otherwise, including equity awards that we may grant to our directors, officers and employees. The Compensation Committee of our Board of Directors may grant additional stock-based awards to our employees, which would have a dilutive effect on our earnings per share, and which could adversely affect the market price of our common stock. From time to time, we may issue additional stock-based awards to our employees under our employee benefits plans.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
Facilities and Store Locations
We own or lease domestic and international properties used as offices, customer sales/service centers, distribution centers and retail stores. We believe that our existing facilities are well maintained and are sufficient to meet our current needs. We review all leases set to expire in the short term to determine the appropriate action to take with respect to them, including moving or closing stores or entering into new leases.
Domestic Headquarters, Customer Service and Distribution Properties
The headquarters for our business is located on an approximately 200 acre campus in Dodgeville, Wisconsin. The Dodgeville campus includes approximately 1.7 million square feet of building space between eight different buildings that are all owned by Lands' End. The primary functions of these buildings are customer sales/service, distribution center and corporate headquarters. We also own customer sales/service and distribution centers in Reedsburg and Stevens Point, Wisconsin.
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
Lands' End Retail Properties
As of February 2, 2018, our Retail segment consists of 174 Lands' End Shops at Sears, which averaged approximately 7,700 square feet, and 14 Lands' End stores, which averaged approximately 7,600 square feet. The Direct segment has one Lands' End school uniform store, which has approximately 1,800 square feet. We lease the premises of our Lands' End Shops at Sears from Sears Roebuck. Under the terms of the master lease agreement and master sublease agreement pursuant to which Sears Roebuck leases or subleases to us the premises for the Lands' End Shops at Sears, Sears Roebuck has certain rights to (1) relocate our leased premises within the building in which such premises are located, subject to certain limitations, including our right to terminate the applicable lease if we are not satisfied with the new premises, and (2) terminate without liability the lease with respect to a particular Lands' End Shop if the overall Sears store in which such Lands' End Shop is located is closed or sold. With respect to our Lands' End stores and the Lands' End school uniform store, as of February 2, 2018, 13 were leased and two were owned, with 12 located in the United States, two in the United Kingdom and one in Germany.
The following table summarizes the fiscal years in which all remaining Lands' End Shops at Sears stores are currently contracted to expire within:

Number of Stores
Fiscal 2018	94
Fiscal 2019	80

ITEM 3. LEGAL PROCEEDINGS
From time to time we are involved in various claims, legal proceedings and investigations arising in the ordinary course of business. Some of these actions involve complex factual and legal issues and are subject to uncertainties. At this time, the Company is not able to either predict the outcome of these legal proceedings or reasonably estimate a potential range of loss with respect to the proceedings. While it is not feasible to predict the outcome of pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on our results of operations, cash flows or financial position.
See Part II, Item 8, Financial Statements and Supplementary Data and Notes to Consolidated Financial Statements, Note 10, Commitments and Contingencies, for additional information regarding legal proceedings (incorporated herein by reference).

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Lands' End's common stock is traded on the NASDAQ Stock Market under the ticker symbol LE. There were 8,210 stockholders of record at March 22, 2018. The quarterly high and low sales prices for Lands' End common stock are set forth below.

	Fiscal 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common Stock Price
High	$23.75	$24.80	$14.95	$20.78
Low	15.05	13.15	11.20	10.55

	Fiscal 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common Stock Price
High	$26.30	$23.61	$18.81	$18.40
Low	21.48	14.71	14.60	15.30

See accompanying Notes to Consolidated Financial Statements.

Stock Performance Graph

The following graph compares the cumulative total return to stockholders on Lands' End common stock from March 20, 2014, the first day our common stock began "when-issued" trading on the NASDAQ Stock Market, through February 2, 2018, the last day of Fiscal 2017, with the return on the NASDAQ Composite Index and the NASDAQ Global Retail Index for the same period. Our common stock began "regular-way" trading following the Separation on April 7, 2014. The graph assumes an initial investment of $100 on March 20, 2014 in each of our common stock, the NASDAQ Composite Index and the NASDAQ Global Retail Index.

	3/20/2014	1/30/2015	1/29/2016	1/27/2017	2/2/2018
Lands' End, Inc.	$100	$104	$65	$46	$49
NASDAQ Composite Index	$100	$107	$107	$131	$168
NASDAQ Retail Index	$100	$107	$108	$115	$148

This performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act or incorporated by reference into any of our filings, as amended, with the SEC, except as shall be expressly set forth by specific reference in such filing.

Dividends
Except for a $500.0 million dividend we paid to a subsidiary of Sears Holdings prior to the Separation, we have not paid, and we do not expect to pay in the foreseeable future, dividends on our common stock. Any payment of dividends will be at the discretion of our board of directors and will depend upon various factors then existing, including earnings, financial condition, results of operations, capital requirements, level of indebtedness, any contractual restrictions with respect to payment of dividends, restrictions imposed by applicable law, general business conditions and other factors that our board of directors may deem relevant. Additionally, the Debt Facilities contain various representations and warranties and restrictive covenants that, among other things, and subject to specified exceptions, restrict the ability of Lands' End and its subsidiaries to make dividends or distributions with respect to capital stock.

ITEM 6. SELECTED FINANCIAL DATA
The Consolidated Statements of Operations Data set forth below for the fiscal years ended February 2, 2018, January 27, 2017 and January 29, 2016 and the Consolidated Balance Sheet Data as of February 2, 2018 and January 27, 2017 are derived from the audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The Consolidated Statements of Operations Data for the fiscal years ended January 30, 2015 and January 31, 2014 and the Consolidated Balance Sheet data as of January 29, 2016, January 30, 2015 and January 31, 2014 are derived from the audited Consolidated and Combined Financial Statements not included in this Annual Report on Form 10-K. All historical financial and other data prior to the Separation reflects the Lands' End business of Sears Holdings, and the historical financial and other data subsequent to the Separation include the accounts of Lands' End, Inc. and its subsidiaries which are collectively referred to herein as "our" historical financial and other data. See Note 1, Background and Basis of Presentation, to the Consolidated Financial Statements and accompanying notes.
The selected historical consolidated and combined financial statement and other financial data presented below should be read in conjunction with our Consolidated Financial Statements and accompanying notes and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year
(in thousands, except per share data and number of stores)	2017	2016	2015	2014(1)	2013(1)
Consolidated Statement of Operations Data(2)
Net revenue	$1,406,677	$1,335,760	$1,419,778	$1,555,353	$1,562,876
Net income (loss)(3)(4)(5)(6)	$28,195	$(109,782)	$(19,548)	$73,799	$78,847
Basic and diluted earnings (loss) per common share(3)(4)(5)(6)(7)	$0.88	$(3.43)	$(0.61)	$2.31	$2.47
Basic average shares outstanding	32,076	32,021	31,979	31,957	31,957
Diluted average shares outstanding	32,110	32,021	31,979	32,016	31,957
Consolidated Balance Sheet Data
Total assets	$1,124,135	$1,114,391	$1,288,526	$1,349,999	$1,194,275
Other Financial and Operating Data
Adjusted EBITDA(8)	$58,264	$39,832	$107,288	$164,298	$150,010
Number of stores at year end	189	230	246	255	290

(1)
Fiscal 2014 and Fiscal 2013 show results of the Company with combined financial information that may not be indicative of future performance and does not necessarily reflect what the financial position and results of operations would have been had the Company operated as a publicly traded company independent from Sears Holdings during those periods.

(2)	The Company's fiscal year end is on the Friday preceding the Saturday closest to January 31 each year. Fiscal year 2017 consisted of 53 weeks. All other fiscal years consisted of 52 weeks.

(3)	Fiscal 2016 Net loss includes an impairment charge of $173.0 million, $107.8 million net of tax, related to the non-cash write-down of the Company's trade name intangible asset, Lands' End.

(4)	Fiscal 2015 Net loss includes an impairment charge of $98.3 million, $62.0 million net of tax, related to the non-cash write-down of the Company's trade name intangible asset, Lands' End.

(5)	Fiscal 2017, Fiscal 2016, Fiscal 2015 and Fiscal 2014 Net income (loss) includes interest expense and stand-alone public company expenses which did not exist in prior periods.

(6)	Fiscal 2017 Net income includes the impact of the Tax Act reform. See Note 9, Income Taxes, for additional details.

(7)
On April 4, 2014, Sears Holdings distributed 31,956,521 shares of Lands' End common stock. The computation of basic and diluted shares for all periods prior to April 4, 2014 was calculated using the number of shares of Lands' End common stock outstanding on April 4, 2014. The same number of shares was used to calculate basic and diluted earnings per share, where applicable. Refer to Note 2, Summary of Significant Accounting Policies, to the Consolidated and Combined Financial Statements for information regarding earnings per share.

(8)
Adjusted EBITDA—In addition to our Net income (loss) determined in accordance with accounting principles generally accepted in the United States of America ("GAAP"), for purposes of evaluating operating performance, we use Adjusted EBITDA, which is adjusted to exclude certain significant items as set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our business for comparable periods. This metric is also incorporated into executive compensation plans. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items. Adjusted EBITDA should not be considered as a substitute for GAAP measurements.

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

•	Intangible asset impairment—charge associated with the non-cash write-down of our trade name intangible asset, Lands' End, in Fiscal 2016 and Fiscal 2015.

•	Product recall—costs associated with a recall in Fiscal 2014 and the subsequent reversal of some costs in Fiscal 2016 and Fiscal 2015 as customer return rates were lower than Company estimates.

•	Transfer of corporate functions—severance and contract losses associated with a transition of certain corporate activities from our New York office to our Dodgeville headquarters.

•	Gain or loss on the sale of property and equipment—management considers the gains or losses on sale of assets to result from investing decisions rather than ongoing operations.
The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP measure for each of the periods indicated:

	Fiscal Year
(in thousands)	2017	2016	2015	2014(1)	2013(1)
Net income (loss)	$28,195	$(109,782)	$(19,548)	$73,799	$78,847
Income tax (benefit) expense	(27,747)	(69,098)	(9,691)	46,758	49,544
Other expense (income), net	2,708	1,619	(671)	(1,408)	(50)
Interest expense	25,929	24,630	24,826	20,494	—
Intangible asset impairment	—	173,000	98,300	—	—
Depreciation and amortization	24,910	19,003	17,399	19,703	21,599
Product recall	—	(212)	(3,371)	4,713	—
Transfer of corporate functions	3,921	—	—	—	—
Loss on sale of property and equipment	348	672	44	239	70
Adjusted EBITDA	$58,264	$39,832	$107,288	$164,298	$150,010

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with the Consolidated Financial Statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. See "Cautionary Statements Concerning Forward-Looking Statements" below and Item 1A, Risk Factors, in this Annual Report on Form 10-K and for a discussion of the uncertainties, risks and assumptions associated with these statements.
As used in this Annual Report on Form 10-K, references to the "Company", "Lands' End", "we", "us", "our" and similar terms refer to Lands' End, Inc. and its subsidiaries. Our fiscal year ends on the Friday preceding the Saturday closest to January 31. Other terms that are commonly used in this Annual Report on Form 10-K are defined as follows:

•ABL Facilities - Collectively the Prior ABL Facility and the Current ABL Facility
•ASU - FASB Accounting Standards Update
•Current ABL Facility - Asset-based senior secured credit agreement, dated as of November 16, 2017, with Wells Fargo, N.A. and certain other lenders
•ERP - enterprise resource planning software solutions
•ESL - ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert
•Debt Facilities - Collectively, the ABL Facilities and the Term Loan Facility
•FASB - Financial Accounting Standards Board
•Fiscal 2018 - The Company's next fiscal year representing the 52 weeks ending February 1, 2019
•Fiscal 2017 - The 53 weeks ended February 2, 2018
•Fiscal 2016 - The 52 weeks ended January 27, 2017
•Fiscal 2015 - The 52 weeks ended January 29, 2016
•GAAP - Accounting principles generally accepted in the United States
•LIBOR - London inter-bank offered rate
•Prior ABL Facility - Asset-based senior secured credit agreement, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders, terminated November 16, 2017
•Same Store Sales - Net revenue, from stores that have been open for at least 12 full months where selling square footage has not changed by 15% or more within the past year
•Sears Holdings or Sears Holdings Corporation - Sears Holdings Corporation, a Delaware corporation, and its consolidated subsidiaries (other than, for all periods following the Separation, Lands' End)
•Sears Roebuck - Sears, Roebuck and Co., a wholly owned subsidiary of Sears Holdings
•SEC - United States Securities and Exchange Commission
•Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders
•Tax Sharing Agreement - A tax sharing agreement entered into by Sears Holdings Corporation and Lands' End in connection with the Separation
•Term Loan Facility - Term loan credit agreements, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders
•UK Borrower - A United Kingdom subsidiary borrower of Lands' End under the Prior ABL Facility
•UTBs - Gross unrecognized tax benefits

Executive Overview
Introduction
Management's discussion and analysis of financial condition and results of operations accompanies our consolidated financial statements and provides additional information about our business, financial condition, liquidity and capital resources, cash flows and results of operations. We have organized the information as follows:

•	Executive overview. This section provides a brief description of our business, accounting basis of presentation and a brief summary of our results of operations.

•
Discussion and analysis. This section highlights items affecting the comparability of our financial results and provides an analysis of our consolidated and segment results of operations for Fiscal 2017, Fiscal 2016 and Fiscal 2015.

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

Description of the Company
Lands' End, Inc. is a leading multi-channel retailer of casual clothing, accessories and footwear, as well as home products. We offer products through catalogs, online at www.landsend.com and affiliated specialty and international websites and through retail locations, primarily at Lands' End Shops at Sears and Lands' End stores. We are a classic American lifestyle brand with a passion for quality, legendary service and real value, and we seek to deliver timeless style for men, women, kids and the home. Lands' End was founded in 1963 in Chicago by Gary Comer and his partners to sell sailboat hardware and equipment by catalog. While our product focus has shifted significantly over the years, we have continued to adhere to our founder's motto as one of our guiding principles: "Take care of the customer, take care of the employee and the rest will take care of itself."
The Company identifies reportable segments according to how business activities are managed and evaluated. The Company's reportable segments are strategic business units that offer similar products and services but are sold either directly from our warehouses (Direct) or through our retail stores (Retail).
Basis of Presentation
Our historical Combined Financial Statements have been prepared on a stand-alone basis and have been derived from the consolidated financial statements of Sears Holdings and accounting records of Sears Holdings. The Combined Financial Statements include Lands' End, Inc. and subsidiaries and certain other items related to the Lands' End business which were held by Sears Holdings prior to the Separation, primarily the Lands' End Shops at Sears. These items were contributed by Sears Holdings to Lands' End, Inc. prior to the Separation. These historical Combined Financial Statements reflect our financial position, results of operations and cash flows in conformity with GAAP.
Through April 4, 2014, Sears Holdings Corporation's investment in Lands' End is shown as Net parent company investment in the Balance Sheet. Upon completion of the Separation, the Company had 31,956,521 shares of common stock outstanding at a par value of $0.01 per share. After Separation adjustments were recorded, the remaining Net parent company investment, which includes all earnings prior to the Separation, was transferred to Additional paid-in capital.

Related party
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
Seasonality
We experience seasonal fluctuations in our net revenue and operating results and historically have realized a significant portion of our net revenue and earnings for the year during our fourth fiscal quarter. We generated 36.3%, 34.4% and 33.4% of our net revenue in the fourth fiscal quarter of Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively. Thus, lower than expected fourth quarter net revenue could have an adverse impact on our annual operating results.
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
Results of Operations
Fiscal Year. Our fiscal year end is on the Friday preceding the Saturday closest to January 31 each year. The fiscal periods in this report are presented as follows, unless the context otherwise requires:

Fiscal Year	Ended	Weeks
2017	February 2, 2018	53
2016	January 27, 2017	52
2015	January 29, 2016	52
As noted in the above table, Fiscal 2017 had 53 weeks. When comparing Fiscal 2017 to Fiscal 2016, the Company may reference the amount of variance due to the extra week. This will be referred to as the 53rd week and represents the last week of Fiscal 2017.

The following tables sets forth, for the periods indicated, selected income statement data:

	Fiscal 2017		Fiscal 2016		Fiscal 2015
(in thousands)	$'s	% of Net Revenue	$'s	% of Net Revenue	$'s	% of Net Revenue
Net revenue	$1,406,677	100.0%	$1,335,760	100.0%	$1,419,778	100.0%
Cost of sales (excluding depreciation and amortization)	809,474	57.5%	759,352	56.8%	767,189	54.0%
Gross profit	597,203	42.5%	576,408	43.2%	652,589	46.0%
Selling and administrative	538,939	38.3%	536,576	40.2%	545,301	38.4%
Depreciation and amortization	24,910	1.8%	19,003	1.4%	17,399	1.2%
Intangible asset impairment	—	—%	173,000	13.0%	98,300	6.9%
Other operating expense (income), net	4,269	0.3%	460	—%	(3,327)	(0.2)%
Operating income (loss)	29,085	2.1%	(152,631)	(11.4)%	(5,084)	(0.4)%
Interest expense	25,929	1.8%	24,630	1.8%	24,826	1.7%
Other expense (income), net	2,708	0.2%	1,619	0.1%	(671)	—%
Income (loss) before income taxes	448	—%	(178,880)	(13.4)%	(29,239)	(2.1)%
Income tax benefit	(27,747)	(2.0)%	(69,098)	(5.2)%	(9,691)	(0.7)%
Net income (loss)	$28,195	2.0%	$(109,782)	(8.2)%	$(19,548)	(1.4)%

Depreciation and amortization is not included in our cost of sales because we are a reseller of inventory and do not believe that including depreciation and amortization is meaningful. As a result, our gross profits may not be comparable to other entities that include depreciation and amortization related to the sale of their product in their gross profit measure.
Net Income (Loss) and Adjusted EBITDA
We recorded Net income (loss) of $28.2 million, $(109.8) million and $(19.5) million for Fiscal 2017, Fiscal 2016 and Fiscal 2015 respectively. In addition to our Net income (loss) determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted EBITDA measurement. Adjusted EBITDA is computed as Net income (loss) appearing on the Consolidated Statements of Operations net of Income tax expense, Interest expense, Depreciation and amortization and certain significant items set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our business for comparable periods and as an executive compensation metric. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.
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

▪	Intangible asset impairment—charge associated with the non-cash write-down of our trade name intangible asset, Lands' End, in Fiscal 2016 and Fiscal 2015.

▪	Product recall—costs associated with a recall in Fiscal 2014 and the subsequent reversal of some costs in Fiscal 2015 and Fiscal 2016 as customer return rates were lower than Company estimates.

▪	Transfer of corporate functions—severance and contract losses associated with a transition of certain corporate activities from our New York office to our Dodgeville headquarters.

▪	Gain or loss on the sale of property and equipment—management considers the gains or losses on sale of assets to result from investing decisions rather than ongoing operations.

	Fiscal 2017		Fiscal 2016		Fiscal 2015
(in thousands)	$'s	% of Net Revenue	$'s	% of Net Revenue	$'s	% of Net Revenue
Net income (loss)	$28,195	2.0%	$(109,782)	(8.2)%	$(19,548)	(1.4)%
Income tax benefit	(27,747)	(2.0)%	(69,098)	(5.2)%	(9,691)	(0.7)%
Other expense (income), net	2,708	0.2%	1,619	0.1%	(671)	—%
Interest expense	25,929	1.8%	24,630	1.8%	24,826	1.7%
Operating income (loss)	29,085	2.1%	(152,631)	(11.4)%	(5,084)	(0.4)%
Intangible asset impairment	—	—%	173,000	13.0%	98,300	6.9%
Depreciation and amortization	24,910	1.8%	19,003	1.4%	17,399	1.2%
Product recall	—	—%	(212)	—%	(3,371)	(0.2)%
Transfer of corporate functions	3,921	0.3%	—	—%	—	—%
Loss on disposal of property and equipment	348	—%	672	0.1%	44	—%
Adjusted EBITDA	$58,264	4.1%	$39,832	3.0%	107,288	7.6%
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
Discussion and Analysis
Fiscal 2017 Compared to Fiscal 2016
Net revenue
Total Net revenue for Fiscal 2017 was $1.41 billion, compared with $1.34 billion for Fiscal 2016, an increase of $70.9 million which included $25.9 million for the 53rd week. The increase was primarily attributable to an increase in our Direct segment of $85.0 million, offset by a decrease in our Retail segment of $14.0 million. The Direct segment and the Retail segment included $24.2 million and $1.7 million, respectively, from the 53rd week.
Direct segment Net revenue was $1.23 billion in Fiscal 2017, an increase of 7.4% from $1.15 billion during the same period of the prior year. Excluding the 53rd week, the increase is 5.3%. The increase in the Direct segment was largely attributable to an increase in our U.S. consumer business.
Net revenue in the Retail segment was $172.6 million in Fiscal 2017, a decrease of 7.5% from $186.6 million during the same period of the prior year. The decrease was attributable to fewer Land's End Shops at Sears and offset by an increase to Same Store Sales, excluding the 53rd week, for Lands' End Shops at Sears and Lands' End stores of 2.2% and 6.2%, respectively. On February 2, 2018 the Company operated 174 Lands' End Shops at Sears and 14 global Lands' End stores compared to 216 Lands' End Shops at Sears and 14 global Lands' End stores on January 27, 2017.
Gross Profit
Total gross profit increased 3.6% to $597.2 million and gross margin decreased approximately 70 basis points to 42.5% of total Net revenue in Fiscal 2017 compared with $576.4 million, or 43.2% of total Net revenue in Fiscal 2016. Fiscal 2017 gross profit includes $10.4 million generated in the 53rd week.
The increase in gross profit was driven by an increase in Direct segment gross profit to $533.6 million in Fiscal 2017 compared with $502.1 million in Fiscal 2016. The Direct segment gross margin decreased 50 basis points to 43.2% in Fiscal 2017 from 43.7% in Fiscal 2016, driven primarily by higher shipping costs in addition to a highly promotional retail environment.
Retail segment gross profit decreased 14.3% to $63.6 million in Fiscal 2017 compared with $74.3 million in Fiscal 2016. Retail segment gross margin decreased 290 basis points to 36.9% in Fiscal 2017, from 39.8% in Fiscal 2016, driven by store closures and more aggressive pricing in the competitive retail environment.
Selling and Administrative Expenses
Selling and administrative expenses were $538.9 million, or 38.3% of total Net revenue in Fiscal 2017 compared with $536.6 million, or 40.2% of total Net revenue in Fiscal 2016. The increase of $2.3 million in Selling and administrative expenses was primarily due to an increase of $5.3 million in the Direct segment and a $5.1 million increase in the Corporate segment, partially offset by a decrease of $8.1 million in the Retail segment. Fiscal 2017 Selling and administrative expenses include approximately $7.0 million of expenses from the 53rd week.
The Direct segment Selling and administrative expenses were $428.9 million for Fiscal 2017 compared to $423.6 million for the prior year. The increase of $5.3 million in Selling and administrative expense was primarily due to increases in personnel and incentive expenses partially offset by a decline in marketing expenses.
The Retail segment Selling and administrative expenses were $71.5 million for Fiscal 2017 compared to $79.6 million for the prior year. The decrease of $8.1 million in Selling and administrative expense was primarily due to the reduction in the number of locations, including declines in personnel costs and rent.

Corporate / other Selling and administrative expenses were $38.5 million for Fiscal 2017 compared to $33.4 million for the prior year. The increase of $5.1 million in selling and administrative expense was primarily due to increases in personnel and incentive expenses.
Depreciation and Amortization
Depreciation and amortization was $24.9 million in Fiscal 2017, an increase of $5.9 million or 31.1%, compared with $19.0 million in Fiscal 2016. The increase in Depreciation and amortization was primarily attributable to an increase in depreciation associated with our ongoing multi-year ERP system implementation. There was no amortization recorded in Fiscal 2017 or Fiscal 2016.
Intangible Asset Impairment
In Fiscal 2016 there was an Intangible asset impairment that was a non-cash write-down of the trade name asset Lands' End that reduced the Intangible asset by $173.0 million. There were no impairment charges recorded in Fiscal 2017. See Note 2, Summary of Significant Accounting Policies, and Note 8, Goodwill and Indefinite-Lived Intangible Asset, of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for more information about the impairment charges.
Other Operating (Income) Expense, Net
Other operating expense, net was $4.3 million in Fiscal 2017 primarily as the result of $2.4 million in severance charges and $1.5 million in contract losses associated with the transition of certain corporate activities from the New York office to the Company's Dodgeville headquarters.
Operating Income (Loss)
Operating income was $29.1 million in Fiscal 2017, compared with Operating loss of $152.6 million in Fiscal 2016. The increase of $181.7 million was largely attributable to the Intangible asset impairment charge recorded in Fiscal 2016 of $173.0 million that did not reoccur in Fiscal 2017. See Note 2, Summary of Significant Accounting Policies, and Note 8, Goodwill and Indefinite-Lived Intangible Asset, of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for more information about the impairment charges.
Interest Expense
Interest expense was $25.9 million in Fiscal 2017, compared with $24.6 million in Fiscal 2016.
Other Expense (Income), Net
Other expense, net was $2.7 million in Fiscal 2017 compared to Other expense, net of $1.6 million in Fiscal 2016. In Fiscal 2017 and Fiscal 2016, we incurred charges of $4.7 million and $3.2 million, respectively, due to the reduction of indemnification assets from our former parent company related to reassessments of tax liabilities. There were also corresponding increases to the Income tax benefit of $4.7 million and $3.2 million (before consideration of federal income tax impact) in Fiscal 2017 and Fiscal 2016, respectively. These losses were offset by rental and interest income in both years.
Income Tax Benefit
Income tax benefit was $27.7 million for Fiscal 2017 compared with Income tax benefit of $69.1 million in Fiscal 2016. Our effective tax rate was (6,193.5)% and 38.6% in Fiscal 2017 and Fiscal 2016, respectively. The change in the effective tax rate was primarily driven by recording an estimated income tax benefit of $30.6 million as a result of the Tax Act. The $30.6 million benefit consisted of the provisional amounts for the re-measurement of our deferred tax balances at the new expected tax rates under the Tax Act. This includes a net reduction of deferred liabilities of $29.7 million plus a $5.2 million reduction to deferred liabilities on unremitted foreign earnings previously recorded. Both amounts are offset by the provisional amount for a nonrecurring transition tax liability of $4.3 million related to our foreign investments under the Tax Act. See Note 9, Income Taxes, of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for more information.

Net Income (Loss)
Net income was $28.2 million, or $0.88 per diluted share in Fiscal 2017 compared to Net loss of $109.8 million, or $3.43 per diluted share in Fiscal 2016. The increase in Net Income (Loss) was primarily attributable to changes in the 2017 Tax Act in the current year and an impairment charge in the prior year leading a Net Loss.
Adjusted EBITDA
Adjusted EBITDA was $58.3 million in Fiscal 2017, compared with Adjusted EBITDA of $39.8 million in Fiscal 2016. The 46.3% increase was primarily driven by higher Net revenue.
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
Net revenue in the Retail segment was $186.6 million in Fiscal 2016, a decrease of $18.2 million, or 8.9% from $204.8 million during the same period of the prior year. The decrease was attributable to a decline in Same Store Sales and fewer Land's End Shops at Sears. Same Store Sales in the Retail segment decreased 6.0%, driven by lower sales in the Company's Lands' End Shops at Sears. On January 27, 2017 the Company operated 216 Lands' End Shops at Sears and 14 global Lands' End stores compared to 227 Lands' End Shops at Sears, 14 global Lands' End stores and 5 international shop-in-shops on January 29, 2016.
Gross Profit
Total gross profit decreased 11.7% to $576.4 million and gross margin decreased approximately 280 basis points to 43.2% of total Net revenue in Fiscal 2016 compared with $652.6 million, or 46.0% of total Net revenue in Fiscal 2015.
The decrease in gross profit was driven by a decrease in Direct segment gross profit to $502.1 million in Fiscal 2016 compared with $566.8 million in Fiscal 2015. The Direct segment gross margin decreased 300 basis points to 43.7% in Fiscal 2016 from 46.7% in Fiscal 2015, driven by a highly promotional retail environment which required deeper discounting. The under performance of our Canvas by Land's End collection during Fiscal 2016 negatively affected gross margin in the Direct segment by approximately 70 basis points.
Retail segment gross profit decreased 13.4% to $74.3 million in Fiscal 2016 compared with $85.8 million in Fiscal 2015. Retail segment gross margin decreased 210 basis points to 39.8% in Fiscal 2016, from 41.9% in Fiscal 2015, driven by a highly promotional retail environment which required deeper discounting throughout the year.
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
Intangible Asset Impairment
Intangible asset impairment was a non-cash write-down of the trade name asset Lands' End of $173.0 million and $98.3 million in Fiscal 2016 and Fiscal 2015, respectively. See Note 2, Summary of Significant Accounting Policies, and Note 8, Goodwill and Indefinite-Lived Intangible Asset, of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for more information about the impairment charges.
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
Liquidity and Capital Resources
Our primary need for liquidity is to fund working capital requirements of our business, capital expenditures, debt service and for general corporate purposes. Our cash and cash equivalents and the Current ABL Facility serve as sources of liquidity for short-term working capital needs and general corporate purposes. We expect that our cash on hand and cash flows from operations, along with our Current ABL Facility, will be adequate to meet our capital requirements and operational needs for at least the next 12 months. Cash generated from our net revenue and profitability, and somewhat to a lesser extent our changes in working capital, are driven by the seasonality of our business, with a disproportionate amount of net revenue and operating cash flows generally occurring in the fourth fiscal quarter of each year.
Description of Material Indebtedness
Debt Arrangements
On November 16, 2017, the Company entered into the Current ABL Facility, which provides for maximum borrowings of $175.0 million for the Company, subject to a borrowing base. The Current ABL Facility has a letter of credit sub-limit of $70.0 million and will mature no later than November 16, 2022, subject to customary extension provisions provided for therein. The Current ABL Facility is available for working capital and other general corporate purposes and was undrawn other than for letters of credit.
Also on November 16, 2017, the Company terminated all loan related documents of the Prior ABL Facility and repaid all outstanding amounts thereunder.
The Prior ABL Facility provided for maximum borrowings of $175.0 million for Lands' End, subject to a borrowing base, with a $30.0 million sub facility for the UK Borrower. The Prior ABL Facility has a sub-limit of $70.0 million for domestic letters of credit and a sub-limit of $15.0 million for letters of credit for the UK Borrower. The Prior ABL Facility was available for working capital and other general corporate purposes and was undrawn other than for letters of credit.
On April 4, 2014, Lands' End entered into the Term Loan Facility of $515.0 million, the proceeds of which were used to pay a dividend of $500.0 million to a subsidiary of Sears Holdings Corporation immediately prior to the Separation and to pay fees and expenses associated with the Debt Facilities of approximately $11.4 million, with the remaining proceeds used for general corporate purposes. Upon entering into the Current ABL Facility, the Company incurred $1.5 million in debt origination fees. The fees were capitalized as debt issuance costs and are being amortized as an adjustment to Interest expense over the remaining life of the Debt Facilities.
Maturity; Amortization and Prepayments
The Term Loan Facility amortizes at a rate equal to 1% per annum and is subject to mandatory prepayment in an amount equal to a percentage of the borrower's excess cash flows (as defined in the Term Loan Facility) in each fiscal year, ranging from 0% to 50% depending on Lands' End's secured leverage ratio, and the proceeds from certain asset sales and casualty events. Based on Fiscal 2017 results, mandatory prepayments were triggered, however, excess cash flows were negative resulting in no prepayments to be made.
The Term Loan Facility matures on April 4, 2021 while the Current ABL Facility will mature no later than November 16, 2022. The prior ABL Facility was fully terminated on November 16, 2017 upon entering into the Current ABL Facility.

Guarantees; Security
All domestic obligations under the Debt Facilities are unconditionally guaranteed by the Company and, subject to certain exceptions, each of its existing and future direct and indirect wholly-owned domestic subsidiaries. The Current ABL Facility is secured by a first priority security interest in certain working capital of the borrowers and guarantors consisting primarily of accounts receivable and inventory. The Term Loan Facility is secured by a second priority security interest in the same collateral, with certain exceptions.
The Term Loan Facility also is secured by a first priority security interest in certain property and assets of the borrowers and guarantors, including certain fixed assets and stock of subsidiaries. The Current ABL Facility is secured by a second priority security interest in the same collateral.
The Prior ABL Facility had the same terms to those stated above. In addition, the obligations of the UK Borrower under the Prior ABL Facility were guaranteed by its existing and future direct and indirect subsidiaries organized in the United Kingdom.
Interest; Fees
The interest rates per annum applicable to the loans under the Debt Facilities are based on a fluctuating rate of interest measured by reference to, at the borrowers' election, either (i) an adjusted LIBOR plus a borrowing margin, or (ii) an alternative base rate plus a borrowing margin. The borrowing margin is fixed for the Term Loan Facility at 3.25% in the case of LIBOR loans and 2.25% in the case of base rate loans. For the Term Loan Facility, LIBOR is subject to a 1% interest rate floor. The borrowing margin for the ABL Facilities is subject to adjustment based on the average excess availability under the ABL Facilities for the preceding fiscal quarter. LIBOR borrowings and will range from 1.25% to 1.75% and 1.50% to 2.00% for the Current ABL Facility and Prior ABL Facility, respectively. Base rate borrowings will range from 0.50% to 1.00% for the ABL Facilities.
Customary agency fees are payable in respect of the Debt Facilities. The ABL Facilities fees also include (i) commitment fees in an amount equal to 0.25% and 0.25% to 0.375% of the daily unused portions of the Current ABL Facility and Prior ABL Facility, respectively, and (ii) customary letter of credit fees.
Representations and Warranties; Covenants
Subject to specified exceptions, the Debt Facilities contain various representations and warranties and restrictive covenants that, among other things, restrict the ability of Lands' End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the Current ABL Facility falls below the greater of 10% of the loan cap amount or $15.0 million, Lands' End will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Debt Facilities do not otherwise contain financial maintenance covenants. The Company was in compliance with all financial covenants related to the Debt Facilities as of February 2, 2018.
The Debt Facilities contain certain affirmative covenants, including reporting requirements such as delivery of financial statements, certificates and notices of certain events, maintaining insurance and providing additional guarantees and collateral in certain circumstances.
Events of Default
The Debt Facilities include customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross defaults related to certain other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests and material judgments and change of control.

Cash Flows from Operating Activities
Operating activities generated net cash of $28.4 million, $24.1 million and $36.3 million in Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively. Our primary source of operating cash flows is the sale of merchandise goods and services to customers, while the primary use of cash in operations is the purchase of merchandise inventories.
In Fiscal 2017, net cash provided by operating activities increased $4.3 million compared to Fiscal 2016 primarily due to:

•	Higher revenues, which drove an increase in Net income before non-cash items
In Fiscal 2016, net cash provided by operating activities decreased $12.2 million compared to Fiscal 2015 primarily due to:

•	Lower revenues, which drove a decrease in Net (loss) income before non-cash items,

•	Prior year cash payments for taxes and incentive compensation and

•	Changes in marketing strategies, driving increased prepaid advertising, partially offset by

•	Improved inventory management.
Cash Flows from Investing Activities
Net cash used in investing activities was $37.1 million, $33.3 million and $22.2 million for Fiscal 2017, Fiscal 2016,and Fiscal 2015, respectively. Cash used in investing activities for all periods was primarily used in investing in information technology infrastructure, specifically ERP, and property and equipment.
For Fiscal 2018, we plan to invest a total of approximately $35 to $45 million in capital expenditures for strategic investments and infrastructure, primarily in technology and general corporate needs.
Cash Flows from Financing Activities
Net cash used in financing activities was $7.4 million, $5.5 million and $5.6 million for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively. Financing activities in Fiscal 2017, Fiscal 2016 and Fiscal 2015 consisted primarily of required annual payments on our Term Loan Facility.
Contractual Obligations and Off-Balance-Sheet Arrangements
We have no material off-balance-sheet arrangements other than the guarantees and contractual obligations that are discussed below.
Information concerning our obligations and commitments to make future payments under contracts such as lease agreements, and other contingent commitments, as of February 2, 2018, is aggregated in the following table:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	2-3 Years	4-5 Years	After 5 years
Operating leases(1)	$48,771	$21,597	$17,369	$6,291	$3,514
Principal payments on long-term debt	495,688	5,150	10,300	480,238	—
Interest on long-term debt and Current ABL Facility fees	78,572	24,831	48,300	5,441	—
Purchase obligations(2)	196,444	196,444	—	—	—
Total contractual obligations	$819,475	$248,022	$75,969	$491,970	$3,514

(1)    Operating lease obligations consist primarily of future minimum lease commitments related to store operating leases (refer to Note 4, Leases, of the consolidated financial statements for further details).

(2)    Purchase obligations primarily represent open purchase orders for inventory.

At February 2, 2018, Lands' End had UTBs of $4.5 million, which are not reflected in the table above. We are unable to reasonably estimate the timing of liability payments arising from uncertain tax positions in individual years due to uncertainties in the timing of effective settlement of tax positions. Pursuant to the Tax Sharing Agreement, Sears Holdings Corporation is generally responsible for all United States federal, state and local UTBs through the date of the Separation and, as such, the UTBs are recorded in Other liabilities in the Consolidated Balance Sheets and an indemnification asset from Sears Holdings Corporation for the $4.2 million pre-Separation UTBs is recorded in Other assets in the Consolidated Balance Sheets.
Financial Instruments with Off-Balance-Sheet Risk
On November 16, 2017, the Company entered into the Current ABL Facility, which provides for maximum borrowings of $175.0 million for the Company, subject to a borrowing base. The Current ABL Facility has a letter of credit sub-limit of $70.0 million and will mature no later than November 16, 2022, subject to customary extension provisions provided for therein. The Current ABL Facility is available for working capital and other general corporate purposes and was undrawn at February 2, 2018, other than for letters of credit.
Also on November 16, 2017, the Company terminated all loan related documents of the Prior ABL Facility and repaid all outstanding amounts thereunder.
The Prior ABL Facility provided for maximum borrowings of $175.0 million for Lands' End, subject to a borrowing base, with a $30.0 million sub facility for the UK Borrower. The Prior ABL Facility has a sub-limit of $70.0 million for domestic letters of credit and a sub-limit of $15.0 million for letters of credit for the UK Borrower. The Prior ABL Facility was available for working capital and other general corporate purposes and was undrawn, other than for letters of credit.
The Company had borrowing availability under the Current ABL Facility of $152.7 million as of February 2, 2018, net of outstanding letters of credit of $22.3 million.
Application of Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with GAAP, which requires management to make estimates and judgments that affect amounts reported in the consolidated financial statements and accompanying notes. While our estimates and assumptions are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from our estimates and assumptions. Our estimation processes contain uncertainties because they require management to make assumptions and apply judgment to make these estimates. Should actual results be different than our estimates, we could be exposed to gains or losses from differences that may be material.
For a summary of our significant accounting policies, please refer to Note 2, Summary of Significant Accounting Policies, of our consolidated financial statements. We believe the accounting policies discussed below represent the accounting policies we apply that are the most critical to understanding our consolidated financial statements.
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
For financial reporting and tax purposes, the Company's United States inventory, primarily merchandise held for sale, is stated at last-in, first-out ("LIFO") cost, which is adjusted to the lower of cost or market. The Company accounts for its non-United States inventory on the first-in, first-out ("FIFO") method. The United States inventory accounted for using the LIFO method was 88% and 90% of total inventory as of February 2, 2018 and January 27, 2017, respectively.

We continually make assessments as to whether the carrying cost of inventory exceeds its market value and, if so, by what dollar amount. Excess inventories may be disposed of through our Direct segment and Retail segment. Based on historical results experienced through various methods of disposition, we write down the carrying value of inventories that are not expected to be sold at or above cost. The excess and obsolete reserve balances were $12.1 million and $20.1 million as of February 2, 2018 and January 27, 2017, respectively. The reserve balance was significantly higher as of January 27, 2017 primarily as a result of Canvas by Lands' End and other specific inventory reserves. For the inventory marked down to net realizable value, a one percentage point increase in our assumed recovery rates at February 2, 2018 would have had an immaterial impact on our consolidated financial statements.
Goodwill and Trade Name Impairment Assessments
Goodwill and the trade name indefinite-lived intangible asset are tested separately for impairment on an annual basis, or are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The goodwill and trade name intangible asset relates to Kmart's acquisition of Sears Roebuck in March 2005.
Frequently our impairment loss calculations contain multiple uncertainties because the calculation requires management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting cash flows under different scenarios. We perform annual goodwill and indefinite-lived intangible asset impairment tests on the last day of our fiscal November accounting period each year and update the tests between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit or indefinite-lived intangible asset below its carrying amount. If actual results fall short of our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material.
Goodwill impairment assessments. Our goodwill resides in the Direct reporting unit. The Company tests goodwill for impairment using a one-step quantitative test. The quantitative test compares the reporting unit's fair value to its carrying value. An impairment is recorded for any excess carrying value above the reporting unit's fair value, not to exceed the amount of goodwill. The Company estimates fair value using a discounted cash flow model, commonly referred to as the income approach. The income approach uses a reporting unit's projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions appropriate to the Company's reporting unit. The projection uses management's best estimates of economic and market conditions over the projected period using the best information available, including growth rates in revenues, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. This approach is consistent with the annual impairment evaluation for Fiscal 2016. The Company adjusted the valuation methodology in Fiscal 2016 to only rely on the discounted cash flow valuation due to the lack of comparable market participants in both Fiscal 2017 and Fiscal 2016. In Fiscal 2015, a market approach was also used and the Company's final estimate of the fair value of the reporting unit was developed by weighting the fair values determined through both the market participant and income approaches. The market approach determines a value of the reporting unit by deriving market multiples for the reporting unit based on assumptions potential market participants would use in establishing a bid price for the reporting unit, however, this method is dependent on the availability of comparable market participant information. If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist.
During Fiscal 2017, Fiscal 2016 and Fiscal 2015, the fair value of the reporting unit exceeded the carrying value by 22.9%, 17.1% and 23.8%, respectively, and as such, the Company did not record any goodwill impairment charges.
Goodwill impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment, retail industry or in the equity markets, deterioration in our performance or our future projections, or changes in our plans for the reporting unit.
Indefinite-lived intangible asset impairment assessments. We review our indefinite-lived intangible asset, the Lands' End trade name, for impairment by comparing the carrying amount of the asset to its fair value. We consider the income approach when testing the intangible asset with indefinite life for impairment on an annual basis. We determined that the income approach, specifically the relief from royalty method, was most appropriate for analyzing our indefinite-lived asset. This method is based on the assumption that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset class. The relief from royalty method involves two steps: (1) estimation of reasonable royalty rates for the assets and (2) the application of these royalty rates to a net revenue stream and discounting the resulting cash flows to determine a value. We multiplied the selected royalty rate by the forecasted net revenue stream to calculate the cost savings (relief from royalty payment) associated with the asset. The cash flows are then discounted to present value by the selected discount rate and compared to the carrying value of the asset.

In Fiscal 2017, Fiscal 2016 and Fiscal 2015 we tested our indefinite-lived intangible assets as required. During Fiscal 2017, the fair value exceeded the carrying value by 9.7%, and as such, no trade name impairment charges were recorded. In Fiscal 2016 and Fiscal 2015, we recorded a non-cash pretax trade name impairment charge to our Direct segment of $173.0 million and $98.3 million, respectively, due to lower future revenue forecasts as a result of declining results in Fiscal 2016 and Fiscal 2015, including a 3% decline in fourth quarter revenues in Fiscal 2016 compared to Fiscal 2015 and a 6% decline in fourth quarter revenues in Fiscal 2015 compared to Fiscal 2014. Revenues in the fourth quarter generally account for approximately one third of annual revenues due to the significance of the holiday selling season to our business and therefore fourth quarter results have a significant influence on future projections for the Company. The impairment was recorded in Intangible asset impairment in the Consolidated Statements of Operations in this Annual Report on Form 10-K. Future cash expenditures will not result from these impairment charges. If actual results fall short of our estimates and assumptions used in estimating future revenue streams, we may be exposed to further impairment charges
See Note 2, Summary of Significant Accounting Policies, and Note 8, Goodwill and Indefinite-Lived Intangible Assets, of the Note to the Consolidated Financial Statements in this Annual Report on Form 10-K for more information about these assets and the related impairment charges.
Revenue Recognition
While revenue recognition for the Company does not involve significant judgment, it represents an important accounting policy. For sales shipped from our distribution centers, we recognize revenue and the related cost of goods sold at the time the products are expected to be received by the customers. For sales transacted at stores, revenue is recognized when the customer receives and pays for the merchandise at the register. We record an allowance for estimated returns based on our historical return patterns and various other assumptions that management believes to be reasonable.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This guidance was deferred by ASU 2015-14, Revenue from Contracts with Customers, issued by the FASB in August 2015, and will be effective for Lands' End in the first quarter of its fiscal year ending February 1, 2019. Subsequently, the FASB has also issued accounting standards updates which clarify the guidance.
The Company has evaluated its revenue streams to determine whether each revenue stream would be impacted by the provisions of the new guidance, including differences in timing, measurement or presentation. The Company plans to adopt the new guidance using the modified retrospective approach, where policies are implemented on a prospective basis, with the accumulated historical impact recorded as an adjustment to Accumulated deficit in the period of implementation. While most revenue recognition policies are not expected to change, the Company has identified anticipated changes to our Consolidated Statement of Operations related to the timing of revenue recognition for gift card breakage where estimated breakage revenue will now be recognized over the breakage period as opposed to a lump sum at the end of the period. The historical impact of this change in timing is expected to result in an adjustment to Accumulated deficit of approximately $1 million. The Company has also identified a presentational change expected within its Consolidated Balance Sheets, where the reserve for returns will now be presented gross in Inventories, net and Other accrued liabilities. The impact of this presentational change is an increase to both accounts between $5 million and $8 million based on the seasonality of the business. The new guidance will also require increased disclosures.
Provision for Income taxes
We record a valuation allowance against our deferred tax assets when it is more likely than not that some portion or all of such deferred tax assets will not be realized. In determining the need for a valuation allowance, management is required to make assumptions and to apply judgment, including forecasting future income, taxable income and the mix of income or losses in the jurisdictions in which we operate. Our effective tax rate in a given financial statement period may also be materially impacted by changes in the mix and level of income or losses, changes in the expected outcome of audits, or changes in the deferred tax valuation allowance.

At any point in time, many tax years are subject to or in the process of being audited by various taxing authorities. To the extent our estimates of settlements change or the final tax outcome of these matters is different from the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. Our income tax expense includes changes in our estimated liability for exposures associated with our various tax filing positions. Determining the income tax expense for these potential assessments requires management to make assumptions that are subject to factors such as proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations, and resolution of tax audits. The Company performed an evaluation over its deferred tax assets and determined that a valuation allowance is considered necessary. See Note 9, Income Taxes, for further details on the valuation allowance.
We believe the judgments and estimates discussed above are reasonable. However, if actual results fall short of our estimates or assumptions, we may be exposed to losses or gains that could be material.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This document contains forward-looking statements. Forward-looking statements reflect our current views with respect to, among other things, future events and performance. These statements may discuss, among other things, our net sales, gross margin, operating expenses, operating income, net income, cash flow, financial condition, impairments, expenditures, growth, strategies, plans, achievements, dividends, capital structure, organizational structure, future store openings, market opportunities and general market and industry conditions. We generally identify forward-looking statements by words such as “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” “predict,” “believe,” “seek,” “continue,” “outlook,” “may,” “might,” “will,” “should,” “can have,” “likely” or the negative version of these words or comparable words. Forward-looking statements are based on beliefs and assumptions made by management using currently available information. These statements are only predictions and are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties. If one or more of these risks or uncertainties materialize, or if management’s underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include those set forth under Item 1A, Risk Factors, in this Annual Report on Form 10-K. Forward-looking statements speak only as of the date on which they are made. We expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable securities laws and regulations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in currency rates. We have not been materially impacted by fluctuations in foreign currency exchange rates as a significant portion of our business is transacted in United States dollars, and is expected to continue to be transacted in United States dollars or United States dollar-based currencies. As of February 2, 2018 we had $24.3 million of cash denominated in foreign currency, principally in British Pounds, Euros and Yen. We do not enter into financial instruments for trading purposes or hedging and have not used any derivative financial instruments. We do not consider our foreign earnings to be permanently reinvested.
We are subject to interest rate risk with our Term Loan Facility and our Current ABL Facility, as both require us to pay interest on outstanding borrowings at variable rates. Each one percentage point change in interest rates associated with the Term Loan Facility would result in a $5.0 million change in our annual cash interest expenses. Assuming our Current ABL Facility was fully drawn to a principal amount equal to $175.0 million, each one percentage point change in interest rates would result in a $1.8 million change in our annual cash interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Lands' End, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Lands' End, Inc. and subsidiaries (the "Company") as of February 2, 2018 and January 27, 2017, and the related consolidated statements of operations, comprehensive operations, cash flows, and changes in stockholders' equity for each of the three fiscal years in the period ended February 2, 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of February 2, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 2, 2018 and January 27, 2017, and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 2, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definitions and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
March 29, 2018

We have served as the Company's auditor since 2012.

LANDS' END, INC.
Consolidated Statements of Operations
for Fiscal Years Ended February 2, 2018, January 27, 2017 and January 29, 2016

(in thousands except per share data)	2017	2016	2015
REVENUES
Net revenue	$1,406,677	$1,335,760	$1,419,778
Cost of sales (excluding depreciation and amortization)	809,474	759,352	767,189
Gross profit	597,203	576,408	652,589

Selling and administrative	538,939	536,576	545,301
Depreciation and amortization	24,910	19,003	17,399
Intangible asset impairment	—	173,000	98,300
Other operating expense (income), net	4,269	460	(3,327)
Total costs and expenses	568,118	729,039	657,673
Operating income (loss)	29,085	(152,631)	(5,084)
Interest expense	25,929	24,630	24,826
Other expense (income), net	2,708	1,619	(671)
Income (loss) before income taxes	448	(178,880)	(29,239)
Income tax benefit	(27,747)	(69,098)	(9,691)
NET INCOME (LOSS)	$28,195	$(109,782)	$(19,548)
NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO STOCKHOLDERS (Note 2)
Basic:	$0.88	$(3.43)	$(0.61)
Diluted:	$0.88	$(3.43)	$(0.61)

Basic weighted average common shares outstanding	32,076	32,021	31,979
Diluted weighted average common shares outstanding	32,110	32,021	31,979

See accompanying Notes to Consolidated Financial Statements.

LANDS' END, INC.
Consolidated Statements of Comprehensive Operations
for Fiscal Years Ended February 2, 2018, January 27, 2017 and January 29, 2016

(in thousands)	2017	2016	2015
NET INCOME (LOSS)	$28,195	$(109,782)	$(19,548)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	4,282	(3,042)	(2,086)
COMPREHENSIVE INCOME (LOSS)	$32,477	$(112,824)	$(21,634)

See accompanying Notes to Consolidated Financial Statements.

LANDS' END, INC.
Consolidated Balance Sheets

(in thousands, except share data)	February 2, 2018	January 27, 2017
ASSETS
Current assets
Cash and cash equivalents	$195,581	$213,108
Restricted cash	2,356	3,300
Accounts receivable, net	49,860	39,284
Inventories, net	332,297	325,314
Prepaid expenses and other current assets	26,659	26,394
Total current assets	606,753	607,400
Property and equipment, net	136,501	122,836
Goodwill	110,000	110,000
Intangible asset, net	257,000	257,000
Other assets	13,881	17,155
Total assets	$1,124,135	$1,114,391
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$155,874	$162,408
Other current liabilities	100,257	86,446
Total current liabilities	256,131	248,854
Long-term debt, net	486,248	490,043
Long-term deferred tax liabilities	59,137	90,467
Other liabilities	15,526	13,615
Total liabilities	817,042	842,979
Commitments and contingencies
STOCKHOLDERS' EQUITY
Common stock, par value $0.01- authorized: 480,000,000 shares; issued and outstanding: 32,101,793 and 32,029,359, respectively	320	320
Additional paid-in capital	347,175	343,971
Accumulated deficit	(29,810)	(60,453)
Accumulated other comprehensive loss	(10,592)	(12,426)
Total stockholders’ equity	307,093	271,412
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,124,135	$1,114,391

See accompanying Notes to Consolidated Financial Statements.

LANDS' END, INC.
Consolidated Statements of Cash Flows
for Fiscal Years Ended February 2, 2018, January 27, 2017 and January 29, 2016

(in thousands)	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$28,195	$(109,782)	$(19,548)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,910	19,003	17,399
Intangible asset impairment	—	173,000	98,300
Product recall	—	(212)	(3,371)
Amortization of debt issuance costs	1,904	1,712	1,741
Loss on disposal of property and equipment	348	672	44
Stock-based compensation	3,951	2,230	2,395
Deferred income taxes	(32,757)	(67,253)	(22,670)
Change in operating assets and liabilities:
Inventories	(2,709)	755	(29,819)
Accounts payable	(6,950)	16,951	10,005
Other operating assets	(3,234)	(12,356)	3,462
Other operating liabilities	14,779	(631)	(21,602)
Net cash provided by operating activities	28,437	24,089	36,336
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	68	47	—
Change in restricted cash	944	—	—
Purchases of property and equipment	(38,145)	(33,319)	(22,224)
Net cash used in investing activities	(37,133)	(33,272)	(22,224)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of employee withholding taxes on share-based compensation	(747)	(396)	(445)
Debt issuance costs	(1,515)	—	—
Payments on term loan facility	(5,150)	(5,150)	(5,150)
Net cash used in financing activities	(7,412)	(5,546)	(5,595)
Effects of exchange rate changes on cash	(1,419)	(531)	(1,603)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17,527)	(15,260)	6,914
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	213,108	228,368	221,454
CASH AND CASH EQUIVALENTS, END OF YEAR	$195,581	$213,108	$228,368
SUPPLEMENTAL INFORMATION:
Supplemental Cash Flow Data:
Unpaid liability to acquire property and equipment	$7,756	$8,419	$8,182
Income taxes paid	$3,379	$3,653	$23,991
Interest paid	$23,458	$22,484	$22,690

See accompanying Notes to Consolidated Financial Statements.

LANDS' END, INC.
Consolidated Statements of Changes in Stockholders' Equity

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands except share data)	Shares	Amount
Balance at January 30, 2015	31,956,521	$320	$342,294	$68,877	$(7,298)	$404,193
Net loss	—	—	—	(19,548)	—	(19,548)
Cumulative translation adjustment, net of tax	—	—	—	—	(2,086)	(2,086)
Stock-based compensation expense	—	—	2,395	—	—	2,395
Vesting of restricted shares	52,948	—	—	—	—	—
Restricted stock shares surrendered for taxes	(17,801)	—	(445)	—	—	(445)
Balance at January 29, 2016	31,991,668	320	344,244	49,329	(9,384)	384,509
Net loss	—	—	—	(109,782)	—	(109,782)
Cumulative translation adjustment, net of tax	—	—	—	—	(3,042)	(3,042)
Adjustment from pre-Separation deferred tax liabilities	—	—	(2,107)	—	—	(2,107)
Stock-based compensation expense	—	—	2,230	—	—	2,230
Vesting of restricted shares	57,543	—	—	—	—	—
Restricted stock shares surrendered for taxes	(19,852)	—	(396)	—	—	(396)
Balance at January 27, 2017	32,029,359	320	343,971	(60,453)	(12,426)	271,412
Net income	—	—	—	28,195	—	28,195
Cumulative translation adjustment, net of tax	—	—	—	—	4,282	4,282
Impact of Tax Act	—	—	—	2,448	(2,448)	—
Stock-based compensation expense	—	—	3,951	—	—	3,951
Vesting of restricted shares	110,162	—	—	—	—	—
Restricted stock shares surrendered for taxes	(37,728)	—	(747)	—	—	(747)
Balance at February 2, 2018	32,101,793	$320	$347,175	$(29,810)	$(10,592)	$307,093

See accompanying Notes to Consolidated Financial Statements.

LANDS’ END, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BACKGROUND AND BASIS OF PRESENTATION
Description of Business
Lands' End, Inc. ("Lands' End" or the "Company") is a leading multi-channel retailer of casual clothing, accessories and footwear, as well as home products. Lands' End offers products through catalogs, online at www.landsend.com and affiliated specialty and international websites, and through retail locations, primarily at Lands' End Shops at Sears and Lands' End stores.
Terms that are commonly used in the Company's notes to consolidated financial statements are defined as follows:
•ABL Facilities - Collectively the Prior ABL Facility and the Current ABL Facility
•ASC - Financial Accounting Standards Board Accounting Standards Codification, which serves as the source for authoritative GAAP, as supplemented by rules and interpretive releases by the SEC which are also sources of authoritative GAAP for SEC registrants
•ASU - Financial Accounting Standards Board Accounting Standards Update
•CAM - Common area maintenance for leased properties
•Current ABL Facility - Asset-based senior secured credit agreement, dated as of November 16, 2017, with Wells Fargo Bank, N.A. and certain other lenders
•Debt Facilities - Collectively, the ABL Facilities and the Term Loan Facility
•Deferred Awards - Time vesting stock awards
•EPS - Earnings per share
•ERP - Enterprise resource planning software solutions
•ESL - ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert
•FASB - Financial Accounting Standards Board
•First Quarter 2017 - The 13 weeks ended April 28, 2017
•Fiscal 2019 - The 52 weeks ended January 31, 2020
•Fiscal 2018 - The Company's next fiscal year representing the 52 weeks ending February 1, 2019
•Fiscal 2017 - The 53 weeks ended February 2, 2018
•Fiscal 2016 - The 52 weeks ended January 27, 2017
•Fiscal 2015 - The 52 weeks ended January 29, 2016
•Fiscal 2014 - The 52 weeks ended January 30, 2015
•Fourth Quarter 2017 - The 14 weeks ended February 2, 2018
•Fourth Quarter 2016 - The 13 weeks ended January 27, 2017
•GAAP - Accounting principles generally accepted in the United States
•Kmart Holding Corporation - a subsidiary of Sears Holdings Corporation
•LIBOR - London inter-bank offered rate
•Performance Awards - Performance-based stock awards
•Prior ABL Facility - Asset-based senior secured credit agreements, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders, terminated November 16, 2017
•Option Awards - Stock option awards

•Sears Holdings or Sears Holdings Corporation - Sears Holdings Corporation, a Delaware corporation, and its consolidated subsidiaries
•Sears Roebuck - Sears, Roebuck and Co., a subsidiary of Sears Holdings Corporation
•SEC - United States Securities and Exchange Commission
•Second Quarter 2016 - The 13 weeks ended July 29, 2016
•Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders
•SHMC - Sears Holdings Management Corporation, a subsidiary of Sears Holdings Corporation
•SHCP - SHC Promotions LLC, a subsidiary of Sears Holdings Corporation
•SYW - Shop Your Way member loyalty program
•Tax Act - The Tax Cuts and Jobs Act passed by the United States government on December 22, 2017
•Tax Sharing Agreement - A tax sharing agreement entered into by Sears Holdings Corporation and Lands' End in connection with the Separation
•Term Loan Facility - Term loan credit agreements, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders
•UK Borrower - A United Kingdom subsidiary borrower of Lands' End under the Prior ABL Facility
•UTBs - Gross unrecognized tax benefits
Basis of Presentation
The Consolidated Financial Statements include the accounts of Lands' End, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.
The accompanying Consolidated Financial Statements have been prepared in accordance with GAAP. In the opinion of management, all material adjustments are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. Dollar amounts are reported in thousands, except per share data, unless otherwise noted.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Fiscal Year
The Company's fiscal year end is on the Friday preceding the Saturday closest to January 31 each year. The fiscal periods in this report are presented as follows, unless the context otherwise requires:

Fiscal Year	Ended	Weeks
2017	February 2, 2018	53
2016	January 27, 2017	52
2015	January 29, 2016	52
Seasonality
The Company's operations have historically been seasonal, with a disproportionate amount of net revenue occurring in the fourth fiscal quarter, reflecting increased demand during the year-end holiday selling season. The impact of seasonality on results of operations is more pronounced since the level of certain fixed costs, such as occupancy and overhead expenses, do not vary with sales. The Company's results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons and promotions, the amount of net revenue contributed by new and existing stores, the timing and level of markdowns, competitive factors, weather and general economic conditions.

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
Restricted cash
The Company classifies cash balances pledged as collateral as Restricted cash on the Consolidated Balance Sheets.
Allowance for Doubtful Accounts
The Company provides an allowance for doubtful accounts based on both historical experience and specific identification. Allowances for doubtful accounts on accounts receivable balances were $0.6 million as of February 2, 2018 and January 27, 2017. Accounts receivable balance is presented net of the Company's allowance for doubtful accounts and is comprised of various customer-related accounts receivable.
Changes in the balance of the allowance for doubtful accounts are as follows:

(in thousands)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Beginning balance	$579	$626	$688
Provision	187	281	286
Write-offs	(129)	(328)	(348)
Ending balance	$637	$579	$626
Inventory
Inventories primarily consist of merchandise purchased for resale. For financial reporting and tax purposes, the Company's United States inventory, primarily merchandise held for sale, is stated at last-in, first-out ("LIFO") cost, which is lower than market. The Company accounts for its non-United States inventory on the first-in, first-out ("FIFO") method. The United States inventory accounted for using the LIFO method was 88% and 90% of total inventory as of February 2, 2018 and January 27, 2017, respectively. If the FIFO method of accounting for inventory had been used, the effect on inventory would have been $1.0 million and $0.3 million as of February 2, 2018 and January 27, 2017, respectively.
The Company maintains a reserve for excess and obsolete inventory. The reserve is calculated based on historical experience related to liquidation/disposal of identified inventory. The excess and obsolescence reserve balances were $12.1 million and $20.1 million as of February 2, 2018 and January 27, 2017, respectively. In Fiscal 2016, the Company sold approximately $3.8 million of inventory in exchange for marketing trade credits. This was recorded as a non-monetary transaction and the trade credits receivable was recorded at the value of the inventory exchanged. The Company had approximately $0.9 million and $1.0 million of trade credits receivable recorded in Accounts receivable, net as of both February 2, 2018 and January 27, 2017, respectively, and an additional $3.5 million and $3.6 million of trade credits receivable recorded in Other assets as of February 2, 2018 and January 27, 2017, respectively, based on the time period in which the credits are expected to be used. Trade credit receivable balances include credits recorded in prior years.

Deferred Catalog Costs and Marketing
Costs incurred for direct response marketing consist primarily of catalog production and mailing costs that are generally amortized within two months from the date catalogs are mailed. Unamortized marketing costs reported as prepaid assets were $13.7 million and $12.7 million as of February 2, 2018 and January 27, 2017, respectively. The Company expenses the costs of marketing for website, magazine, newspaper, radio and other general media when the marketing takes place. Marketing expenses, including catalog costs amortization, website-related costs and other print media were $186.4 million, $193.2 million and $199.0 million for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively. These costs are included within Selling and administrative expenses in the accompanying Consolidated Statements of Operations.
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

(in thousands)	Asset Lives	February 2, 2018	January 27, 2017
Land	—	$3,533	$3,466
Buildings and improvements	15-30	100,122	98,213
Furniture, fixtures and equipment	3-10	69,940	78,563
Computer hardware and software	3-10	122,336	82,491
Leasehold improvements	3-7	10,329	11,176
Assets in development		23,428	34,882
Gross property and equipment		329,688	308,791
Accumulated depreciation		(193,187)	(185,955)
Total property and equipment, net		$136,501	$122,836
As of February 2, 2018 and January 27, 2017, assets in development relate primarily to technological investments in the ERP system. Assets placed in service related to the ERP system as of February 2, 2018 were $35.5 million.
Depreciation expense is recorded over the estimated useful lives of the respective assets using the straight-line method. Leasehold improvements are depreciated over the shorter of the associated lease term or the estimated useful life of the asset. Depreciation expense was $24.9 million, $19.0 million and $17.4 million for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.
Impairment of Property and Equipment
Property and equipment are subject to a review for impairment if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future undiscounted cash flows generated by an asset or asset group is less than its carrying amount, the Company then determines the fair value of the asset generally by using a discounted cash flow model. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value as determined based on quoted market prices or through the use of other valuation techniques. There were no impairments of property and equipment recognized in Fiscal 2017, Fiscal 2016 or Fiscal 2015.
Goodwill and Indefinite-lived Intangible Asset Impairment Assessments
Goodwill and the indefinite-lived trade name intangible asset are tested separately for impairment on an annual basis, or are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company's goodwill and trade name intangible asset were originally valued in connection with Kmart Holding Corporation's acquisition of Sears Roebuck in March 2005.

The Company's impairment evaluation contains multiple uncertainties because it requires management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting cash flows under different scenarios. Lands' End performs annual goodwill and indefinite-lived intangible asset impairment tests on the last day of the Company's November accounting period each year and updates the tests between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit or indefinite-lived intangible asset below its carrying amount. However, if actual results fall short of the Company's estimates and assumptions used in estimating future cash flows and asset fair values, the Company may be exposed to losses that could be material.
Goodwill impairment assessments. Our goodwill resides in the Direct reporting unit. The Company tests goodwill for impairment using a one-step quantitative test. The quantitative test compares the reporting unit's fair value to its carrying value. An impairment is recorded for any excess carrying value above the reporting unit's fair value, not to exceed the amount of goodwill. The Company estimates fair value using a discounted cash flow model, commonly referred to as the income approach. The income approach uses a reporting unit's projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions appropriate to the Company's reporting unit. The projection uses management's best estimates of economic and market conditions over the projected period using the best information available, including growth rates in revenues, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. This approach is consistent with the annual impairment evaluation for Fiscal 2016. The Company adjusted the valuation methodology in Fiscal 2016 to only rely on the discounted cash flow valuation due to the lack of comparable market participants in both Fiscal 2017 and Fiscal 2016. In Fiscal 2015, a market approach was also used, and the Company's final estimate of the fair value of the reporting unit was developed by weighting the fair values determined through both the market participant and income approaches. The market approach determines a value of the reporting unit by deriving market multiples for the reporting unit based on assumptions potential market participants would use in establishing a bid price for the reporting unit, however, this method is dependent on the availability of comparable market participant information. If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist.
During Fiscal 2017, Fiscal 2016 and Fiscal 2015, the fair value of the reporting unit exceeded the carrying value by 22.9%, 17.1% and 23.8%, respectively, and as such, the Company did not record any goodwill impairment charges.
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
In Fiscal 2017, Fiscal 2016 and Fiscal 2015, the Company tested the indefinite-lived intangible assets as required. As a result of this testing, in Fiscal 2016 and Fiscal 2015 the Company recorded a non-cash pretax trade name impairment charge to the Direct segment of approximately $173.0 million and $98.3 million, respectively, to the Intangible asset impairment line in the Consolidated Statements of Operations. During Fiscal 2017, the fair value exceeded the carrying value by 9.7%, and as such, no trade name impairment charges were recorded.
Financial Instruments with Off-Balance-Sheet Risk
The Company entered into the Current ABL Facility on November 16, 2017, which provides for maximum borrowings of $175.0 million for the Company, subject to a borrowing base. The Current ABL Facility has a letter of credit sub-limit of $70.0 million and will mature no later than November 16, 2022, subject to customary extension provisions provided for therein. The Current ABL Facility is available for working capital and other general corporate purposes, and was undrawn, other than for letters of credit.

Also on November 16, 2017, the Company terminated all loan related documents of the Prior ABL Facility and repaid all outstanding amounts thereunder. See Note 3, Debt.
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
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable. Total accounts receivable were $49.9 million and $39.3 million as of February 2, 2018 and January 27, 2017, respectively. Bad debt expense was $0.2 million, $0.3 million and $0.3 million in Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively. At February 2, 2018 and January 27, 2017 accounts receivable included $2.0 million and $3.7 million, respectively, due from Sears Holdings.
Cash and cash equivalents, Accounts receivable, Accounts payable and Other current liabilities are reflected in the Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments.
Long-term debt, net is reflected in the Consolidated Balance Sheets at amortized cost. The fair value of debt was determined utilizing level 2 valuation techniques based on the closing inactive market bid price on February 2, 2018 and January 27, 2017. See Note 7, Fair Value of Financial Assets and Liabilities.
Foreign Currency Translations and Transactions
The Company translates the assets and liabilities of foreign subsidiaries from their respective functional currencies to United States dollars at the appropriate spot rates as of the balance sheet date. Revenue and expenses of operations are translated to United States dollars using weighted average exchange rates during the year. The foreign subsidiaries use the local currency as their functional currency. The effects of foreign currency translation adjustments are included as a component of Accumulated other comprehensive loss in the accompanying Consolidated Statements of Changes in Stockholders' Equity. The Company recognized a gain of $4.8 million in Fiscal 2017, an insignificant amount in Fiscal 2016 and a loss of $5.7 million in Fiscal 2015 in the accompanying Consolidated Statements of Operations.
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
Reserves for sales returns and allowances consisted of the following:

(in thousands)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Beginning balance	$11,794	$12,605	$13,868
Provision	159,440	143,410	166,579
Write-offs	(160,101)	(144,221)	(167,842)
Ending balance	$11,133	$11,794	$12,605

The Company sells gift certificates, gift cards and e-certificates (collectively, "gift cards") to customers through both the Direct and Retail segments. The gift cards do not have expiration dates. Revenue from gift cards are recognized when (i) the gift card is redeemed by the customer for merchandise, or (ii) after three years when the likelihood of the gift card being redeemed by the customer is remote ("gift card breakage") and the Company does not have a legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions. Revenue recognized from gift card breakage was $1.6 million, $2.3 million and $2.2 million in Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.
Cost of Sales
Cost of sales are comprised principally of the costs of merchandise, in-bound freight, duty, warehousing and distribution (including receiving, picking, packing, store delivery and value added costs), customer shipping and handling costs and physical inventory losses. Depreciation and amortization is not included in the Company's Cost of sales.
The Company participates in Sears Holdings' SYW program. The expenses for this program are recorded in Cost of sales, as described in Note 11, Related Party Agreements and Transactions.
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
Selling and administrative expenses included $47.1 million, $52.9 million and $56.6 million in Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively, of costs allocated or charged to the Company by Sears Holdings. See Note 11, Related Party Agreements and Transactions.

Restructuring Costs
During Fiscal 2017, the Company implemented an initiative to right-size its New York Office in an effort to create efficiencies and refocus the Company back to its corporate headquarters in Dodgeville, Wisconsin. The restructuring included certain headcount reductions and the exit of a facility. The total restructuring charge expected as a result of this action is approximately $4.2 million, of which $3.9 million has been incurred as of February 2, 2018.
The following table summarizes the activity of the Company's restructuring accrual:

(in thousands)	Termination Costs	Other Costs	Total
Balance as of January 27, 2017	$—	$—	$—
Provision	2,401	1,520	3,921
Cash disbursements	(1,793)	—	(1,793)
Non-cash items	—	546	546
Balance as of February 2, 2018	$608	$2,066	$2,674
Termination costs consist of involuntary employee termination benefits and severance pursuant to a nonrecurring benefit arrangement recognized as part of a restructuring initiative. Other costs consist of non-termination type costs, including lease termination costs and incremental costs to consolidate or close facilities and relocate employees.
Product Recall
In Fiscal 2017 there were no product recalls. In Fiscal 2016 and Fiscal 2015, $0.2 million and $3.4 million, respectively, was reversed due to customer return rates for products recalled in Fiscal 2014 being lower than estimated despite the efforts by the Company to contact impacted customers. These reversals were recorded in Other operating income (expense), net.

Income Taxes
Deferred income tax assets and liabilities are based on the estimated future tax effects of differences between the financial and tax basis of assets and liabilities based on currently enacted tax laws. The tax balances and income tax expense recognized are based on management's interpretation of the tax laws of multiple jurisdictions. Income tax expense also reflects best estimates and assumptions regarding, among other things, the level of future taxable income and tax planning. Future changes in tax laws, changes in projected levels of taxable income, tax planning and adoption and implementation of new accounting standards could impact the effective tax rate and tax balances recorded.
Tax positions are recognized when they are more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is more likely than not to be realized upon settlement. The Company is subject to periodic audits by the United States Internal Revenue Service and other state and local taxing authorities. These audits may challenge certain of the Company's tax positions such as the timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. The Company evaluates its tax positions and establishes liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes. These tax uncertainties are reviewed as facts and circumstances change and are adjusted accordingly. This requires significant management judgment in estimating final outcomes. Interest and penalties are classified as Income tax expense in the Consolidated Statements of Operations. See Note 9, Income Taxes, for further details.
The Company performed an evaluation over its deferred tax assets and determined that a valuation allowance is considered necessary. See Note 9, Income Taxes, for further details on the valuation allowance. Excluding the $173.0 million and $98.3 million non-cash impairment charges to the indefinite-lived intangible asset in Fiscal 2016 and Fiscal 2015, respectively, the Company would not be in a cumulative loss position.
Lands' End and Sears Holdings Corporation entered into the Tax Sharing Agreement in connection with the Separation which governs Sears Holdings Corporation's and Lands' End's respective rights, responsibilities and obligations after the Separation with respect to liabilities for United States federal, state, local and foreign taxes attributable to the Lands' End business. In addition to the allocation of tax liabilities, the Tax Sharing Agreement addresses the preparation and filing of tax returns for such taxes and dispute resolution with taxing authorities regarding such taxes. Generally, Sears Holdings Corporation is liable for all pre-Separation United States federal, state and local income taxes. Lands' End generally is liable for all other taxes attributable to its business, including all foreign income taxes.
Self-Insurance
The Company has a self-insured plan for health and welfare benefits and provides an accrual to cover the obligation. The accrual for the self-insured liability is based on claims filed and an estimate of claims incurred but not yet reported. The Company considers a number of factors, including historical claims information, when determining the amount of the accrual. Costs related to the administration of the plan and related claims are expensed as incurred. Total expenses were $16.5 million, $18.2 million and $16.2 million for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.
The Company also has a self-insured plan for certain costs related to workers' compensation. The Company obtains third-party insurance coverage to limit exposure to this self-insured risk.
Postretirement Benefit Plan
Effective January 1, 2006, the Company decided to indefinitely suspend eligibility to the postretirement medical plan for future company retirees.
The Company has a 401(k) retirement plan, which covers most regular employees and allows them to make contributions. The Company also provides a matching contribution on a portion of the employee contributions. Total expense incurred under this plan was $3.2 million, $3.3 million and $3.3 million for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.

Other Comprehensive Income (Loss)
Other comprehensive income (loss) encompasses all changes in equity other than those arising from transactions with stockholders, and is comprised solely of foreign currency translation adjustments, impact of the Tax Act on the translation adjustments and net income (loss).

(in thousands)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Beginning balance: Accumulated other comprehensive loss (net of tax of $6,691, $5,053 and $3,931, respectively)	$(12,426)	$(9,384)	$(7,298)
Other comprehensive income (loss)
Foreign currency translation adjustments (net of tax of $(1,427), $1,638, and $1,122, respectively)	4,282	(3,042)	(2,086)
Impact of Tax Act	(2,448)	—	—
Ending balance: Accumulated other comprehensive loss (net of tax of $2,816, $6,691, and $5,053 respectively)	$(10,592)	$(12,426)	$(9,384)
As a result of the Tax Act, in Fiscal 2017, $2.4 million was reclassified out of Accumulated other comprehensive loss into Accumulated deficit in accordance with the adoption of ASU 2018-02, Income Statement - Reporting Comprehensive Income. See New Accounting Pronouncements for further discussion. No other amounts were reclassified out of Accumulated other comprehensive loss in the periods presented.
Stock-Based Compensation
Stock-based compensation expense for restricted stock units is determined based on the grant date fair value. The fair value is determined based on the Company's stock price on the date of the grant. The Company recognizes stock-based compensation cost net of estimated forfeitures and revises the estimates in subsequent periods if actual forfeitures differ from the estimates. The Company estimates the forfeiture rate based on historical data as well as expected future behavior. Stock-based compensation is recorded in Selling and administrative expense in the Consolidated Statements of Operations over the period in which the employee is required to provide service in exchange for the restricted stock units.
Earnings per Share
The numerator for both basic and diluted EPS is net income attributable to Lands' End. The denominator for basic EPS is based upon the number of weighted average shares of Lands' End common stock outstanding during the reporting periods. The denominator for diluted EPS is based upon the number of weighted average shares of Lands' End common stock and common stock equivalents outstanding during the reporting periods using the treasury stock method in accordance with ASC 718, Compensation - Stock Compensation.

The following table summarizes the components of basic and diluted EPS:

(in thousands, except per share amounts)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Net income (loss)	$28,195	$(109,782)	$(19,548)

Basic weighted average shares outstanding	32,076	32,021	31,979
Dilutive effect of stock awards	34	—	—
Diluted weighted average shares outstanding	32,110	32,021	31,979

Basic earnings (loss) per share	$0.88	$(3.43)	$(0.61)
Diluted earnings (loss) per share	$0.88	$(3.43)	$(0.61)
Stock awards are considered anti-dilutive based on the application of the treasury stock method or in the event of a net loss. There were 397,669, 163,633 and 41,994 anti-dilutive shares excluded from the diluted weighted average shares outstanding in Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.
New Accounting Pronouncements
Intangibles - Goodwill and Other
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other, which simplifies the test for goodwill impairment by removing the second step of the goodwill impairment test. Under the new guidance, a one-step quantitative test is conducted. The excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit, is recorded as the amount of goodwill impairment. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This guidance was adopted by the Company during Fourth Quarter 2017 and did not have a material impact on the Company. See Note 2, Summary of Significant Account Policies - Goodwill and Indefinite-lived Intangible Asset Impairment Assessments, and Note 8, Goodwill and Indefinite-Lived Intangible Asset, for additional details on the methodology used for the annual impairment testing.
Income Statement - Reporting Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income, in response to the Tax Cuts and Jobs Act enacted on December 22, 2017 by the U.S. federal government. The standard eliminates the stranded tax effects resulting from the Tax Cuts and Jobs Act by reclassifying the effect out of Accumulated other comprehensive loss and into Accumulated deficit. This guidance was adopted by the Company during Fourth Quarter 2017 and resulted in a $2.4 million reclassification on the Consolidated Balance Sheets from Accumulated other comprehensive loss to Accumulated deficit in the period the standard was adopted. See Note 2, Summary of Significant Account Policies - Accumulated Other Comprehensive Income (Loss), and Note 9, Income Taxes, for additional details.
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today's guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This guidance was deferred by ASU 2015-14, Revenue from Contracts with Customers, issued by the FASB in August 2015, and will be effective for Lands' End in the first quarter of its fiscal year ending February 1, 2019. Subsequently, the FASB has also issued accounting standards updates which clarify the guidance.

The Company has evaluated its revenue streams to determine whether each revenue stream would be impacted by the provisions of the new guidance, including differences in timing, measurement or presentation. The Company plans to adopt the new guidance using the modified retrospective approach, where policies are implemented on a propsective basis, with the accumulated historical impact recorded as an adjustment to Accumulated deficit in the period of implementation. While most revenue recognition policies are not expected to change, the Company has identified anticipated changes to our Consolidated Statement of Operations related to the timing of revenue recognition for gift card breakage where estimated breakage revenue will now be recognized over the breakage period as opposed to at the end. See Revenue of Breakage for Certain Prepaid Stored-Value Products below for further details. The Company has also identified a presentational change within its Consolidated Balance Sheets, where the reserve for returns will now be presented gross in Inventories, net and Other accrued liabilities. The impact of this presentational change is an increase to both accounts which is expected to range between $5 million and $8 million based on the seasonality of the business. The new guidance will also require increased disclosures.
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
The Company has evaluated the impacts of this ASU and has identified a change in the timing of recognition of revenues from gift cards. Upon implementation, the Company will recognize breakage income over the breakage period for the estimated portion of unredeemed gift cards that is unlikely to be redeemed where the Company does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property. Implementing this guidance will result in a cumulative impact to be recognized in Accumulated deficit at the date of adoption of approximately $1 million for estimated gift card breakage occurring prior to Fiscal 2018, under the modified retrospective approach described under the preceding Revenue from Contracts with Customers section.
Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. This update clarifies guidance to reduce the current diversity in practice of the classification of certain cash receipts and cash payments within the Consolidated Statement of Cash Flows. This guidance will be effective for Lands' End in the first quarter of its fiscal year ending February 1, 2019. The Company does not believe the adoption of this ASU will have a material impact on the Company's Consolidated Financial Statements.
Restricted Cash
In November 2016, the FASB issued ASU 2016-18, Restricted Cash. This ASU requires the inclusion of restricted cash within Cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the Consolidated Statement of Cash Flows. This guidance will be effective for the Company in the first quarter of its fiscal year ending February 1, 2019. The Company does not believe the adoption of this ASU will have a material impact on the Company's Consolidated Financial Statements.
Leases
In February 2016, the FASB issued ASU 2016-02, Leases, which will replace the existing guidance in ASC 840, Leases. This ASU requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. This guidance will be effective for the Company in the first quarter of its fiscal year ending January 31, 2020. While it is expected that the standard will have a material increase in the assets and liabilities recorded on the Company's Consolidated Balance Sheet, the Company is still evaluating the overall impact on the Company's Consolidated Financial Statements.

Reclassifications
In Fourth Quarter 2017, the Company reassessed the segment allocation of royalty revenues related to a retail location. These revenues were not material and have been reclassified from the Corporate Segment to the Retail Segment for all periods presented.
In First Quarter 2017, the Company adopted ASU 2016-09, Compensation - Stock Compensation, which changed the required presentation of payments of employee withholding taxes on share-based compensation on the Consolidated Statement of Cash Flows from an operating activity to a financing activity. As a result of the adoption, the Company reclassified payments of employee withholding taxes on share-based compensation from Other operating liabilities for Fiscal 2016 and Fiscal 2015 to Payments of employee withholding taxes on share-based compensation. Other requirements of this guidance did not have a material impact on the Company's Consolidated Financial Statements.
NOTE 3. DEBT
Debt Arrangements
On November 16, 2017, the Company entered into the Current ABL Facility, which provides for maximum borrowings of $175.0 million for the Company, subject to a borrowing base. The Current ABL Facility has a letter of credit sub-limit of $70.0 million and will mature no later than November 16, 2022, subject to customary extension provisions provided for therein. The Current ABL Facility is available for working capital and other general corporate purposes, and was undrawn, other than for letters of credit. Upon entering into the Current ABL Facility, the Company incurred $1.5 million in debt origination fees. The fees were capitalized as debt issuance costs and are being amortized as an adjustment to Interest expense over the remaining life of the Debt Facilities.
Also on November 16, 2017, the Company terminated all loan related documents of the Prior ABL Facility and repaid all outstanding amounts thereunder.
The Prior ABL Facility provided for maximum borrowings of $175.0 million for Lands' End, subject to a borrowing base, with a $30.0 million sub facility for the UK Borrower. The Prior ABL Facility had a sub-limit of $70.0 million for domestic letters of credit and a sub-limit of $15.0 million for letters of credit for the UK Borrower. The Prior ABL Facility was available for working capital and other general corporate purposes, and was undrawn, other than for letters of credit.
On April 4, 2014, Lands' End entered into the Term Loan Facility of $515.0 million, the proceeds of which were used to pay a dividend of $500.0 million to a subsidiary of Sears Holdings Corporation immediately prior to the Separation and to pay fees and expenses associated with the Prior ABL Facility and the Term Loan Facility of approximately $11.4 million, with the remaining proceeds used for general corporate purposes. The fees were capitalized as debt issuance costs and are being amortized as an adjustment to Interest expense over the remaining life of the Debt Facilities.
The Company's debt consisted of the following:

	February 2, 2018		January 27, 2017
(in thousands)	Principal Amount	Interest Rate	Principal Amount	Interest Rate
Term Loan Facility, maturing April 4, 2021	$495,688	4.82%	$500,838	4.25%
Current ABL Facility, maturing November 16, 2022	—	—%	—	—%
Prior ABL Facility, maturing April 4, 2019(1)	—	—%	—	—%
	495,688		500,838
Less: current maturities in Other current liabilities	5,150		5,150
Less: unamortized debt issuance costs	4,290		5,645
Long-term debt, net	$486,248		$490,043
(1) Debt facility terminated on November 16, 2017.

The following table summarizes the Company's borrowing availability under the ABL Facilities:

(in thousands)	February 2, 2018	January 27, 2017
Current ABL Facility maximum borrowing	$175,000	$—
Prior ABL Facility maximum borrowing	—	175,000
Outstanding letters of credit	22,328	19,705
Borrowing availability under ABL	$152,672	$155,295
Interest; Fees
The interest rates per annum applicable to the loans under the Debt Facilities are based on a fluctuating rate of interest measured by reference to, at the borrowers' election, either (i) an adjusted LIBOR plus a borrowing margin, or (ii) an alternative base rate plus a borrowing margin. The borrowing margin is fixed for the Term Loan Facility at 3.25% in the case of LIBOR loans and 2.25% in the case of base rate loans. For the Term Loan Facility, LIBOR is subject to a 1% interest rate floor. The borrowing margin for the ABL Facilities is subject to adjustment based on the average excess availability under the ABL Facilities for the preceding fiscal quarter. LIBOR borrowings will range from 1.25% to 1.75% and 1.50% to 2.00% for the Current ABL Facility and Prior ABL Facility, respectively. Base rate borrowings will range from 0.50% to 1.00% for the ABL Facilities.
Customary agency fees are payable in respect of the Debt Facilities. The ABL Facilities fees also include (i) commitment fees in an amount equal to 0.25% and 0.25% to 0.375% of the daily unused portions of the Current ABL Facility and Prior ABL Facility respectively, and (ii) customary letter of credit fees.
Amortization and Prepayments
The Term Loan Facility amortizes at a rate equal to 1% per annum, and is subject to mandatory prepayment in an amount equal to a percentage of the borrower's excess cash flows (as defined in the Term Loan Facility) in each fiscal year, ranging from 0% to 50% depending on Lands' End's secured leverage ratio, and the proceeds from certain asset sales and casualty events. Based on Fiscal 2017 results, mandatory prepayments were triggered, however, excess cash flows were negative resulting in no prepayments to be made. The Company's aggregate scheduled maturities of the Term Loan Facility as of February 2, 2018 are as follows:

(in thousands)
Less than 1 year	$5,150
1 - 2 years	5,150
2 - 3 years	5,150
3 - 4 years	480,238
$495,688
Guarantees; Security
All domestic obligations under the Debt Facilities are unconditionally guaranteed by the Company and, subject to certain exceptions, each of its existing and future direct and indirect wholly-owned domestic subsidiaries. The Current ABL Facility is secured by a first priority security interest in certain working capital of the borrowers and guarantors consisting primarily of accounts receivable and inventory. The Term Loan Facility is secured by a second priority security interest in the same collateral, with certain exceptions.
The Term Loan Facility also is secured by a first priority security interest in certain property and assets of the borrowers and guarantors, including certain fixed assets and stock of subsidiaries. The Current ABL Facility is secured by a second priority security interest in the same collateral.
The Prior ABL Facility had the same terms to those stated above. In addition, the obligations of the UK Borrower under the Prior ABL Facility were guaranteed by its existing and future direct and indirect subsidiaries organized in the United Kingdom.

Representations and Warranties; Covenants
Subject to specified exceptions, the Debt Facilities contain various representations and warranties and restrictive covenants that, among other things, restrict the ability of Lands' End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the Current ABL Facility falls below the greater of 10% of the loan cap amount or $15.0 million, Lands' End will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Debt Facilities do not otherwise contain financial maintenance covenants. The Company was in compliance with all financial covenants related to the Debt Facilities as of February 2, 2018.
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
NOTE 4. LEASES
The Company leases stores, office space and warehouses under various leasing arrangements. As of February 2, 2018, the Retail segment leases store space in 174 Sears Holdings store locations (see Note 11, Related Party Agreements and Transactions) and 12 Lands' End Stores. The Direct segment leases one Lands' End school uniform store. The total number of stores, 189, includes two Lands' End stores that are owned by the Company which have no required minimum lease payments. All leases are accounted for as operating leases. Operating lease obligations are based upon contractual minimum rents. Certain leases include renewal options.
Total rental expense under operating leases was $27.2 million, $30.6 million and $31.1 million for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.
Total future commitments under these operating leases (primarily leased Lands' End Shops at Sears space at Sears Holdings locations as described in Note 11, Related Party Agreements and Transactions) as of February 2, 2018 are as follows for the fiscal years ending (in thousands):

2018	$21,597
2019	12,936
2020	4,433
2021	3,570
2022	2,721
Thereafter	3,514
Total minimum payments required(1)	48,771
(1) Minimum payments have not been reduced by minimum sublease rentals of $4.4 million due in the future under noncancelable subleases.
The following table summarizes the fiscal years in which the remaining Lands' End Shops at Sears stores are currently contracted to expire during:

Number of Stores
Fiscal 2018	94
Fiscal 2019	80

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
The Company has granted the following types of stock awards to employees at management levels and above:

i.
Time vesting stock awards ("Deferred Awards") are in the form of restricted stock units and only require each recipient to complete a service period for the awards to be earned. Deferred Awards generally vest over three years or in full after a three year period. The fair value of Deferred Awards is based on the closing price of the Company's common stock on the grant date and is reduced for estimated forfeitures of those awards not expected to vest due to employee turnover.

ii.
Stock option awards ("Option Awards") provide the recipient with the option to purchase a set number of shares at a stated exercise price over the term of the contract, which is 10 years for all Option Awards currently outstanding.

iii.
Performance-based stock awards ("Performance Awards") are in the form of restricted stock units and have, in addition to a service requirement, performance criteria that must be achieved for the awards to be earned. Performance Awards have annual vesting, but due to the performance criteria, are not eligible for straight-line expensing. Therefore, Performance Awards are amortized using a graded expense process. Similar to Deferred Awards, Performance Awards fair value is based on the closing price of the Company's common stock on the grant date and the compensation expense is reduced for estimated forfeitures of those awards not expected to vest due to employee turnover.

The following table summarizes the Company's stock-based compensation expense, which is included in Selling and administrative expense in the Consolidated Statements of Operations:

(in thousands)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Deferred Awards	$3,212	$1,599	$1,534
Option Awards	651	—	—
Performance Awards	88	631	861
Total stock-based compensation expense	$3,951	$2,230	$2,395
The following table provides a summary of the activities for stock awards for Fiscal 2017:

	Deferred Awards		Option Awards		Performance Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested Deferred Awards, as of January 27, 2017	252	$24.42	—	$—	69	$26.38
Granted	422	21.49	343	8.73	—	—
Vested	(70)	22.66	—	—	(41)	28.33
Exercised	—	—	—	—	—	—
Forfeited or expired	(107)	24.85	—	—	(13)	25.20
Unvested Deferred Awards, as of February 2, 2018	497	22.07	343	8.73	15	21.94

The following table provides a summary of the activities for stock awards for Fiscal 2016:

	Deferred Awards		Option Awards		Performance Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested Deferred Awards, as of January 29, 2016	175	$30.87	—	$—	109	$26.81
Granted	242	23.93	—	—	—	—
Vested	(27)	33.53	—	—	(30)	27.84
Exercised	—	—	—	—	—	—
Forfeited or expired	(138)	30.05	—	—	(10)	26.73
Unvested Deferred Awards, as of January 27, 2017	252	24.42	—	—	69	26.38
Total unrecognized stock-based compensation expense related to unvested Deferred Awards was approximately $7.3 million as of February 2, 2018, which is expected to be recognized ratably over a weighted average period of 2.3 years. Deferred Awards granted to various employees during Fiscal 2017 generally vest ratably for a period between fifteen months to four years.
There was no unrecognized stock-based compensation expense related to unvested Performance Awards as of February 2, 2018.
Total unrecognized stock-based compensation expense related to unvested Option Awards was approximately $2.3 million as of February 2, 2018, which is expected to be recognized ratably over a weighted average period of 3.1 years. The Option Awards vest ratably over 4.0 years and the contract to buy Option Awards extends for another 6.0 years. The fair value of each Option Award was estimated on the grant date using the Black-Scholes option pricing model. No Option Awards were exercisable as of February 2, 2018.
The fair value of Option Awards is determined on the grant date utilizing a Black-Scholes option pricing model. The following assumptions were utilized in deriving the fair value for Option Awards granted during Fiscal 2017:

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

NOTE 6. OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following:

(in thousands)	February 2, 2018	January 27, 2017
Deferred gift card revenue	$19,272	$19,999
Accrued employee compensation and benefits	32,302	13,165
Reserve for sales returns and allowances	11,133	11,794
Deferred revenue	12,993	10,660
Accrued property, sales and other taxes	6,663	7,578
Short-term portion of long-term debt	5,150	5,150
Other	12,744	18,100
Total other current liabilities	$100,257	$86,446
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
Restricted cash is reflected on the Consolidated Balance Sheets at fair value. The fair value of Restricted cash as of February 2, 2018 and January 27, 2017 was $2.4 million and $3.3 million, respectively, based on Level 1 inputs. Restricted cash amounts are valued based upon statements received from financial institutions.
Carrying values and fair values of other financial instruments in the Consolidated Balance Sheets are as follows:

	February 2, 2018		January 27, 2017
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including short-term portion	$495,688	$443,641	$500,838	$379,385
Long-term debt, including short-term portion was valued utilizing level 2 valuation techniques based on the closing inactive market bid price on February 2, 2018. There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis as of February 2, 2018 and January 27, 2017.
Goodwill and indefinite-lived intangible assets are also tested annually or if a triggering event occurs that indicates an impairment loss may have incurred using fair value measurements with unobservable inputs (Level 3). See Note 2, Summary of Significant Accounting Policies-Goodwill and Intangible Asset Impairment Assessments, and Note 8, Goodwill Indefinite-Lived and Intangible Assets, for further details.

NOTE 8. GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSET
The Company's intangible assets, consisting of a trade name and goodwill, were originally valued in connection with a business combination accounted for under the purchase accounting method. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The net carrying amounts of goodwill and trade name are included within the Company's Direct segment.
The following table summarizes the Company's indefinite-lived intangible asset and Goodwill:

(in thousands)	Trade Name	Goodwill
Balance as of January 29, 2016	$430,000	$110,000
Impairments	(173,000)	—
Balance as of January 27, 2017	257,000	110,000
Impairments	—	—
Balance as of February 2, 2018	$257,000	$110,000
ASC 350, Intangibles - Goodwill and Other, requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that the carrying amount may not be recoverable. During Fiscal 2017, Fiscal 2016 and Fiscal 2015 the Company conducted annual impairment testing of its goodwill and indefinite-lived intangible asset. Due to revenue declines in the respective periods, the Company recorded non-cash pretax indefinite-lived intangible asset impairment charges of $173.0 million and $98.3 million to its Direct segment during Fiscal 2016 and Fiscal 2015, respectively. There was no impairment charge recorded for the intangible asset in Fiscal 2017. The impairments were recorded in Intangible asset impairment on the Consolidated Statements of Operations.
There were no impairments of goodwill during any periods presented or since goodwill was first recognized. See also Note 2, Summary of Significant Accounting Policies-Goodwill and Intangible Asset Impairment Assessments, for further details.
If actual results fall short of the Company's estimates and assumptions used in estimating revenue growth, future cash flows and asset fair values, the Company could incur further impairment charges for the intangible asset or goodwill, which could have an adverse effect on its results of operations.
NOTE 9. INCOME TAXES
The Company's income (loss) before income taxes in the United States and in foreign jurisdictions is as follows:

(in thousands)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Income (loss) before income taxes:
United States	$9,011	$(174,461)	$(31,206)
Foreign	(8,563)	(4,419)	1,967
Total income (loss) before income taxes	$448	$(178,880)	$(29,239)

The components of the (benefit from) provision for income taxes are as follows:

(in thousands)	Fiscal 2017	Fiscal 2016	Fiscal 2015
United States	$(27,623)	$(70,316)	$(9,737)
Foreign	(124)	1,218	46
Total (benefit) provision	$(27,747)	$(69,098)	$(9,691)

(in thousands)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Current:
Federal	$4,804	$(2,834)	$10,524
State	330	(229)	2,409
Foreign	(124)	1,218	46
Total current	5,010	(1,845)	12,979
Deferred:
Federal	(34,901)	(62,645)	(20,956)
State	2,144	(4,608)	(1,714)
Total deferred	(32,757)	(67,253)	(22,670)
Total (benefit) provision	$(27,747)	$(69,098)	$(9,691)
A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Tax at statutory federal income tax rate	33.8%	35.0%	35.0%
State income taxes, net of federal tax benefit	103.5%	2.7%	(1.6)%
Foreign differential	108.6%	—%	—%
Permanent differences	383.1%	(0.7)%	(1.9)%
Tax reform revaluation of deferred taxes	(7,793.7)%	—%	—%
Transition tax on repatriated foreign earnings	950.9%	—%	—%
Uncertain tax benefits	(600.1)%	0.8%	1.3%
Change in foreign valuation allowance	509.8%	—%	—%
Other, net	110.6%	0.8%	0.3%
Total at effective income tax rate	(6,193.5)%	38.6%	33.1%
Under Internal Revenue Code Section 15(a), companies are required to calculate their federal tax rate by using a blended rate based on the date of enactment of the Tax Act ("Federal Blended Rate"). The Federal Blended Rate for the Company is 33.8% for Fiscal 2017.

Deferred tax assets and liabilities consisted of the following:

(in thousands)	February 2, 2018	January 27, 2017
Deferred tax assets:
Deferred revenue	$3,292	$4,903
Legal and other reserves	1,512	1,892
Deferred compensation	4,029	4,653
Reserve for returns	2,301	3,578
Inventory	3,099	7,817
Currency translation adjustment - foreign subsidiaries	2,816	6,691
Other	4,330	8,197
Total deferred tax assets	21,379	37,731
Foreign net operating loss carryforward	2,284	—
Less valuation allowance	(2,284)	—
Net deferred tax assets	21,379	37,731

Deferred tax liabilities:
Intangible assets	62,754	96,812
LIFO reserve	16,659	24,601
Unremitted foreign earnings	—	5,208
Catalog marketing	1,103	1,577
Total deferred tax liabilities	80,516	128,198
Net deferred tax liability	$59,137	$90,467
As of February 2, 2018, the Company's foreign subsidiaries had $8.6 million of foreign net operating loss ("NOL") carryforwards (generating a $2.3 million deferred tax asset) available to offset future taxable income. These foreign NOLs can be carried forward indefinitely, however, a valuation allowance was established since the future utilization of these NOLs is uncertain.
A reconciliation of the beginning and ending amount of UTBs is as follows:

	Federal, State and Foreign Tax
(in thousands)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Gross UTB balance at beginning of period	$6,901	$8,311	$9,082
Tax positions related to the current period—gross increases	—	120	116
Tax positions related to the prior periods—gross decreases	(2,370)	(1,530)	(697)
Settlements	—	—	(190)
Gross UTB balance at end of period	$4,531	$6,901	$8,311
As of February 2, 2018, the Company had UTBs of $4.5 million. Of this amount, $3.0 million would, if recognized, impact its effective tax rate. It is reasonable that UTBs will fluctuate over the next 12 months for audit settlements and expirations of statute of limitations for certain jurisdictions by no more than $2.5 million. Pursuant to the Tax Sharing Agreement, Sears Holdings Corporation is generally responsible for all United States federal, state and local UTBs through the date of the Separation and, as such, the UTBs are recorded in Other liabilities in the Consolidated Balance Sheets, and an indemnification asset from Sears Holdings Corporation for the $4.2 million pre-Separation UTBs is recorded in Other assets in the Consolidated Balance Sheets. Prior to the Separation, the tax provision and related tax accounts represented the tax attributable to the Company as if the Company filed a separate tax return. However, the computed obligations were settled through Sears Holdings Corporation.

The Company classifies interest expense and penalties related to UTBs and interest income on tax overpayments as components of income tax expense. As of February 2, 2018, the total amount of interest expense and penalties recognized on the balance sheet was $3.2 million ($2.1 million net of federal benefit). As of January 27, 2017, the total amount of interest and penalties recognized on the balance sheet was $4.9 million ($3.2 million net of federal benefit). The total amount of net interest expense recognized in the Consolidated Statements of Operations were insignificant for all periods presented. Sears Holdings and Lands' End files income tax returns in both the United States and various foreign jurisdictions. The Internal Revenue Service has completed its examination of all federal income tax returns of Sears Holdings through the 2009 return, and all matters arising from such examinations have been resolved. The Company is open to examination by the Internal Revenue Service for the years 2015 and forward. Sears Holdings and the Company are under examination by various state income tax jurisdictions for the years 2011 to 2014.
Impacts of Separation
At Separation from Sears, the Company entered into a Tax Sharing Agreement with respect to Federal and State Income tax liabilities concerning pre-separation periods. Pursuant to the tax sharing agreement, a $13.7 million receivable was recorded by the Company to reflect the indemnification by Sears Holdings Corporation of the pre-Separation uncertain tax positions (including penalties and interest) for which Sears Holdings is responsible. This receivable is included in Other assets in the Consolidated Balance Sheets and was $7.4 million and $11.4 million at February 2, 2018 and January 27, 2017, respectively.
Impacts of the Tax Act
On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1) ("Tax Act") was signed into law. The Tax Act contains significant changes to corporate taxation, including (i) the reduction of the corporate income tax rate to 21%, (ii) the acceleration of expensing for certain business assets, (iii) the nonrecurring transition tax related to the transition of U.S. international tax from a worldwide tax system to a territorial tax system, (iv) the repeal of the domestic production deduction, (v) additional limitations on the deductibility of interest expense, and (vi) expanded limitations on the deductibility of executive compensation.
The key impacts of the Tax Act on the Company's Consolidated Financial Statements for Fiscal 2017, were the re-measurement of deferred tax balances to the new corporate tax rate and the accrual for the nonrecurring transition tax liability. While the Company has not yet finalized its assessment of the effects of the Tax Act, the Company is able to determine reasonable estimates for the impacts of the key items specified above, thus the Company reported provisional amounts for these items. In accordance with Staff Accounting Bulletin No. 118 ("SAB 118"), the Company is providing additional disclosures related to these provisional amounts.
In order to calculate the effects of the new corporate tax rate on the deferred tax balances, ASC 740, Income Taxes, ("ASC 740") required the re-measurement of the deferred tax balances as of the enactment date of the Tax Act, based on the rates at which the balances were expected to reverse in the future. The Company is still analyzing the impact of the retroactive provisions of the law on its deferred tax balances and refining its calculations which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount determined, and recorded, for the re-measurement of the deferred tax balances resulted in a net reduction in deferred tax liabilities of $29.7 million. The Company will continue to analyze the impacts of the law on the deferred taxes and will refine the estimate of the balances as of the remeasurement date within 12 months from the date of enactment.
Additionally, the Company determined the provisional amount for the nonrecurring transition tax. The nonrecurring transition tax is based on the total post-1986 foreign earnings and profits ("E&P") that were previously deferred from U.S. income tax. The applicable tax rate is based on the amount of those post-1986 earnings that is held in cash and other specified assets ("Cash Position"). While the Company has not yet finalized its calculation of the total post-1986 E&P and Cash Position for foreign corporations or the impact of foreign tax credits, the Company has (i) prepared reasonable estimates of the total post-1986 E&P and Cash Position of foreign corporations, (ii) determined the applicable tax rates using the estimated Cash Position amounts, and, (iii) calculated, and recorded, a provisional amount for the nonrecurring transition tax liability of $4.3 million. This amount is payable over eight years. Of the $4.3 million transition tax liability, $0.4 million is payable in the next 12 months and is recorded in current liabilities. The balance of $3.9 million is recorded in non-current liabilities. This amount is subject to change upon the completion of the total post-1986 E&P calculation, Cash Position calculation, and foreign tax credit determination. The Company will continue to apply its existing accounting under ASC 740 for this matter.

The Company recorded a $30.6 million benefit which consisted of the provisional amounts for the re-measurement of deferred tax balances at the new expected tax rates under the Tax Act. This includes a net reduction of deferred liabilities of $29.7 million plus a $5.2 million reduction to deferred liabilities on unremitted foreign earnings previously recorded. Both amounts are offset by the provisional amount for a nonrecurring transition tax liability of $4.3 million related to foreign investments under the Tax Act.
The aforementioned provisional amounts related to the deferred tax balances and nonrecurring transition tax are based on information available at this time and may change due to a variety of factors, including, among others, (i) anticipated guidance from the U.S. Department of Treasury about implementing the Tax Act, (ii) potential additional guidance from the Securities and Exchange Commission or the Financial Accounting Standards Board related to the Tax Act, (iii) any impact resulting from the Company's Fiscal 2018 financial closing and reporting processes, and (iv) management's further assessment of the Tax Act and related regulatory guidance. The Company has not finalized its full assessment of the impact of the Tax Act on the business and Consolidated Financial Statements. While the effective date of most of the provisions of the Tax Act do not apply until Fiscal 2018, the Company will continue its assessment of the impact of the Tax Act on the business and Consolidated Financial Statements throughout the one-year measurement period as provided by SAB 118.
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
Beginning in 2005, the Company initiated claims in Iowa County Circuit Court against the City of Dodgeville (the "City") to recover overpaid taxes resulting from the City's excessive property tax assessment of the Company's headquarters campus for each tax year from 2005 through 2016. As of February 2, 2018, the City had refunded, as the result of various court decisions, over $7.5 million in excessive taxes and interest to the Company. All excessive property tax assessments claims arising with respect to the tax years 2005 through 2016 are now closed.
The Company recognized refunds of approximately $1.0 million, $2.4 million and $0.9 million of the above amount in Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively. The refunds were recorded primarily within Selling and administrative costs in the Consolidated Statement of Operations.
NOTE 11. RELATED PARTY AGREEMENTS AND TRANSACTIONS
According to statements on form Schedule 13D filed with the SEC by ESL, ESL beneficially owns significant portions of both the Company's and Sears Holdings Corporation's outstanding shares of common stock. Therefore Sears Holdings Corporation, the Company's former parent company, is considered a related party. In Fiscal 2017, ESL purchased approximately $4.0 million of the Company's outstanding debt at a discount of approximately $1.0 million. Due to the related party relationship, this discount was considered a cancellation of debt under Section 108 of the Internal Revenue Code, triggering additional income tax payments due in the current period for the Company. As of May 4, 2017, ESL had divested itself of all of the Company's outstanding debt to an unrelated third party.
In connection with, and subsequent to, the Separation, the Company entered into various agreements with Sears Holdings which, among other things, (i) govern specified aspects of the Company's relationship following the Separation, especially with regards to the Lands' End Shops at Sears, and (ii) establish terms pursuant to which subsidiaries of Sears Holdings Corporation are providing services to the Company.
References to and descriptions of the agreements below represent certain agreements entered into in connection with, and subsequent to, the Separation, where applicable.

The components of the transactions between the Company and Sears Holdings, which exclude pass-through payments to third parties, are as follows:
Lands' End Shops at Sears
Related party costs charged by Sears Holdings to the Company related to Lands' End Shops at Sears are as follows:

(in thousands)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Retail services, store labor	$21,934	$24,052	$26,773
Rent, CAM and occupancy costs	22,084	24,727	25,239
Financial services and payment processing	2,455	2,834	2,792
Supply chain costs	741	979	985
Total expenses	$47,214	$52,592	$55,789
Number of Lands' End Shops at Sears at period end(1)	174	216	227
(1) During Fiscal 2017, Fiscal 2016 and Fiscal 2015, 42, 11 and 9 Lands' End Shops at Sears were closed, respectively.
Retail Services, Store Labor
The Company contracts with Sears Roebuck to provide hourly labor and required systems and tools to service customers in the Lands' End Shops at Sears. This includes dedicated staff to directly engage with customers and allocated overhead. The dedicated staff undergoes specific Lands' End brand training. Required tools include point-of-sale, price lookup and labor scheduling systems.
Rent, CAM and Occupancy Costs
The Company rents space in store locations owned or leased by Sears Roebuck. The agreements include a cost per square foot for rent, CAM and occupancy costs. The lease terms for the individual store locations generally terminate effective January 31, 2019, or 2020.
Financial Services and Payment Processing
The Company contracts with SHMC to provide retail financing and payment solutions, primarily based upon customer credit card activity, including third-party payment acceptance, credit cards and gift cards.
Supply Chain Costs
The Company contracts with Sears Roebuck to provide logistics, handling, transportation and other services, primarily based upon inventory units processed, to assist in the flow of merchandise from vendors to the Lands' End Shops at Sears locations.
General Corporate Services
Related party costs charged by Sears Holdings to the Company for general corporate services are as follows:

(in thousands)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Sourcing	$10,243	$10,878	$9,609
Shop Your Way	1,119	2,301	2,896
Shared services	176	192	484
Total expenses	$11,538	$13,371	$12,989

Sourcing
The Company contracts with a subsidiary of Sears Holdings to provide agreed upon buying agency services, on a non-exclusive basis, in foreign territories from where the Company purchases merchandise. These services, primarily based upon quantities purchased, include quality-control functions, regulatory compliance, product claims management and new vendor selection and setup assistance. During Second Quarter 2016 the Company entered into a new buying agency services agreement with a subsidiary of Sears Holding and terminated the agreement that was entered into at the time of the Separation. The new agreement provided for a higher commission rate and a higher annual commission minimum, as well as enhanced sourcing services, including for product development, costing analyses, vendor communications, vendor strategy and quality assurance.
During Third Quarter 2017, the Company extended the contract under which it receives sourcing services through June 30, 2020 and amended the contract to contain lower commission rates while retaining the same level of services to be provided. These amounts are capitalized into inventory and are expensed through cost of goods sold over the course of inventory turns and included in Cost of sales in the Consolidated Statements of Operations.
Shop Your Way
The Company contracts with SHMC to participate in Sears Holdings' SYW program. Customers earn points issued by SHMC on purchases which may be redeemed to pay for future purchases. The Company pays SHMC an agreed-upon fee for points issued in connection with purchases from the Company. Depending on the ratio of points redeemed in Lands' End formats to points issued in Lands' End formats in the previous 12 months, the Company generally either pays additional fees or is reimbursed fees by SHMC. All SYW program expenses are recorded in Cost of sales in the Consolidated Statements of Operations. During the Third Quarter 2017, the Company extended the contract governing its participation in the Shop Your Way program through April 4, 2018.
Shared Services
The Company contracts with SHMC to provide certain shared corporate services. These shared services include compliance.
Use of Intellectual Property or Services
Related party revenue charged by the Company to Sears Holdings for the use of intellectual property or services is as follows:

(in thousands)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Call center services	$1,160	$8,207	$8,564
Lands' End business outfitters revenue	1,045	1,574	1,398
Credit card revenue	980	1,147	1,274
Royalty income	213	221	220
Gift card revenue (expense)	(32)	(32)	(33)
Total	$3,366	$11,117	$11,423
Call Center Services
The Company has entered into a contract with SHMC to provide call center services in support of Sears Holdings' SYW program. The income is included in Net revenue and costs are included in Selling and administrative expenses in the Consolidated Statements of Operations. The contract for call center services expired on April 30, 2017.
Lands' End Business Outfitters Revenue
The Company sells store uniforms and other company apparel to Sears Holdings from time to time. Revenue related to these sales is included in Net revenue in the Consolidated Statements of Operations.

Credit Card Revenue
The Company has entered into a contract with SHMC to provide credit cards for customer sales transactions. The Company earns revenue based on the dollar volume of revenue and receives a fee based on the generation of new credit card accounts. This income is included in Net revenue in the Consolidated Statements of Operations.
Royalty Income
The Company entered into a licensing agreement with SHMC whereby royalties are paid in consideration for sharing or use of intellectual property. Royalties received under this agreement are included in Net revenue in the Consolidated Statements of Operations.
Gift Card Revenue (Expense)
The Company has entered into a contract with SHCP to provide gift cards for use by the Company. The Company offers gift cards for sale on behalf of SHCP and redeems such items on the Company's internet websites, retail stores and other retail outlets for merchandise. The Company receives a commission fee on the face value for each gift card it sells, and a payment from Sears Holdings for certain Lands' End-branded gift cards that are redeemed by Sears Holdings for non-Lands' End merchandise. The Company pays a transaction/redemption fee to SHCP for each gift card the Company redeems. The income, net of associated expenses, is included in Net revenue in the Consolidated Statements of Operations.
Additional Related Party Balance Sheet Information
At February 2, 2018 and January 27, 2017, the Company included $2.0 million and $3.7 million in Accounts Receivable, net, respectively, and $2.9 million and $3.1 million in Accounts payable, respectively, in the Consolidated Balance Sheets to reflect amounts due from and owed to Sears Holdings.
At February 2, 2018 and January 27, 2017, a $7.4 million and $11.4 million receivable, respectively, was recorded by the Company in Other assets in the Consolidated Balance Sheets to reflect the indemnification by Sears Holdings Corporation of the pre-Separation uncertain tax positions (including penalties and interest) for which Sears Holdings Corporation is responsible.
NOTE 12. SEGMENT REPORTING
The Company is a leading multi-channel retailer of casual clothing, accessories and footwear, as well as home products, and has two reportable segments: Direct and Retail. Product revenue is divided by product categories: Apparel and Non-apparel. The Non-apparel revenue includes accessories, footwear, and home goods. Services and other revenue includes embroidery, monogramming, gift wrapping, shipping and other services. Net revenue is aggregated by product category in the following table:

(in thousands)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Net revenue:
Apparel	$1,144,950	$1,086,439	$1,156,047
Non-apparel	176,287	168,945	183,073
Services and other	85,440	80,376	80,658
Total Net revenue	$1,406,677	$1,335,760	$1,419,778

The Company identifies reportable segments according to how business activities are managed and evaluated. The Company's reportable segments are strategic business units that offer similar products and services but are sold either directly from its warehouses (Direct) or through its retail stores (Retail). Adjusted EBITDA is the primary measure used to make decisions on allocating resources and assessing performance of each reportable segment. Adjusted EBITDA is computed as Income before taxes appearing on the Consolidated Statements of Operations net of interest expense, depreciation and amortization and other significant items that while periodically affecting the Company's results, may vary significantly from period to period and may have a disproportionate effect in a given period, which may affect comparability of results. Reportable segment assets are those directly used in or clearly allocable to a reportable segment's operations. Depreciation, amortization, and property and equipment expenditures are recognized in each respective segment. There were no material transactions between reporting segments for the years ended February 2, 2018, January 27, 2017 and January 29, 2016.

•
The Direct segment sells products through the Company's e-commerce websites and direct mail catalogs. Operating costs consist primarily of direct marketing costs (catalog and e-commerce marketing costs); order processing and shipping costs; direct labor and benefits costs and facility costs. Assets primarily include goodwill and trade name intangible assets, inventory, accounts receivable, prepaid expenses (deferred catalog costs), technology infrastructure, and property and equipment.

•
The Retail segment sells products and services through dedicated Lands' End Shops at Sears across the United States, the Company's Lands' End stores and international shop-in-shops. Operating costs consist primarily of labor and benefits costs; rent, CAM and occupancy costs; distribution costs; and in-store marketing costs. Assets primarily include inventory in the retail stores, fixtures and leasehold improvements.

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

Financial information by segment is presented as follows:

(in thousands)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Net revenue:
Direct	$1,234,115	$1,149,149	$1,214,993
Retail	172,562	186,611	204,785
Total Net revenue	$1,406,677	$1,335,760	$1,419,778

(in thousands)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Adjusted EBITDA:
Direct	$104,632	$78,582	$141,936
Retail	(7,866)	(5,339)	(301)
Corporate/other	(38,502)	(33,411)	(34,347)
Total adjusted EBITDA	$58,264	$39,832	$107,288
Loss on disposal of property and equipment	348	672	44
Transfer of corporate functions	3,921	—	—
Product recall	—	(212)	(3,371)
Depreciation and amortization	24,910	19,003	17,399
Intangible asset impairment	—	173,000	98,300
Operating income (loss)	$29,085	$(152,631)	$(5,084)
Interest expense	25,929	24,630	24,826
Other expense (income), net	2,708	1,619	(671)
Income tax (benefit) expense	(27,747)	(69,098)	(9,691)
Net income (loss)	$28,195	$(109,782)	$(19,548)

(in thousands)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Depreciation and amortization:
Direct	$22,279	$15,877	$13,916
Retail	1,277	1,674	2,029
Corporate/other	1,354	1,452	1,454
Total Depreciation and amortization	$24,910	$19,003	$17,399

(in thousands)	February 2, 2018	January 27, 2017
Total assets:
Direct	$856,986	$805,201
Retail	49,933	69,792
Corporate/other	217,216	239,398
Total assets	$1,124,135	$1,114,391

(in thousands)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Capital expenditures:
Direct	$37,893	$32,590	$21,630
Retail	123	635	318
Corporate/other	129	94	276
Total capital expenditures	$38,145	$33,319	$22,224

The geographical allocation of Net revenue is based upon country of order fulfillment. Other foreign amounts represent orders fulfilled from the United States and shipped to customers in another country. The following presents summarized geographical information:

(in thousands)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Net revenue:
United States	$1,204,199	$1,143,529	$1,211,226
Europe	134,543	125,410	136,890
Asia	48,704	50,030	51,808
Other foreign	19,231	16,791	19,854
Total Net revenue	$1,406,677	$1,335,760	$1,419,778

(in thousands)	February 2, 2018	January 27, 2017
Property and equipment, net:
United States	$126,015	$113,045
Europe	9,862	9,075
Asia	624	716
Total Property and equipment, net	$136,501	$122,836
Other than the United States, no one country is greater than 10% of total Net revenue or of total Property and equipment, net.
NOTE 13. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal 2017
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(in thousands except share data)	$'s	% Net Sales	$'s	% Net Sales	$'s	% Net Sales	$'s	% Net Sales
Net revenue	$268,365	100.0%	$302,190	100.0%	$325,489	100.0%	$510,633	100.0%
Gross profit	122,643	45.7%	134,165	44.4%	141,974	43.6%	198,421	38.9%
Operating (loss) income	(6,720)	(2.5)%	174	0.1%	5,941	1.8%	29,690	5.8%
Net (loss) income(3)	$(7,839)	(2.9)%	$(3,880)	(1.3)%	$162	—%	$39,752	7.8%
Basic (loss) earnings per common share(1)	$(0.24)		$(0.12)		$0.01		$1.24
Diluted (loss) earnings per common share(1)	$(0.24)		$(0.12)		$0.01		$1.24

	Fiscal 2016
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(in thousands except share data)	$'s	Net Sales	$'s	Net Sales	$'s	Net Sales	$'s	Net Sales
Net revenue	$273,433	100.0%	$292,010	100.0%	$311,476	100.0%	$458,841	100.0%
Gross profit	129,670	47.4%	136,152	46.6%	133,651	42.9%	176,935	38.6%
Operating (loss) income(2)	(3,486)	(1.3)%	2,712	0.9%	(3,423)	(1.1)%	(148,434)	(32.3)%
Net loss(2)	$(5,759)	(2.1)%	$(1,980)	(0.7)%	$(7,222)	(2.3)%	$(94,821)	(20.7)%
Basic loss per common share(1)	$(0.18)		$(0.06)		$(0.23)		$(2.96)
Diluted loss per common share(1)	$(0.18)		$(0.06)		$(0.23)		$(2.96)
(1) The sum of the quarterly earnings per share—basic and diluted amounts may not equal the fiscal year amount due to rounding.
(2) Fourth Quarter 2016 Net loss includes an impairment charge of $173.0 million related to the non-cash write-down of our trade name indefinite-lived asset, Lands' End.
(3) Fourth Quarter 2017 Net income includes the impacts of the Tax Act reform. See Note 9, Income Taxes, for additional details.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors as appropriate to allow timely decisions regarding required disclosure.
Based on their evaluation the Chief Executive Officer and President and Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective as of February 2, 2018.

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
Management, including our President and Chief Executive Officer and Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation our management concluded that our internal control over financial reporting was effective as of February 2, 2018. Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
During Fourth Quarter 2017, the Company integrated its international locations onto the global enterprise resource planning ("ERP") system. The new ERP system was designed to better support our business needs in response to the changing operating environment. The implementation will likely affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness as the implementation progresses. The Company expects that the new ERP system will enhance the overall system of internal controls over financial reporting through further automation and integration of business processes, although it is not being implemented in response to any identified deficiency in the Company's internal controls over financial reporting.
Other than the integration of international onto the ERP system, there were no changes in our internal control over financial reporting that occurred during the Company's fourth fiscal quarter ended February 2, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 10 with respect to directors, the audit committee, audit committee financial experts and Section 16(a) beneficial ownership reporting compliance is included under the headings "Item 1. Election of Directors - Committees of the Board," "Corporate Governance - Director Independence" and "Other Information - Section 16(a) Beneficial Ownership Reporting Compliance" of our definitive proxy statement for our annual meeting of stockholders to be held on May 24, 2018 (the "2018 Proxy Statement.") and is incorporated herein by reference.

The information required by this Item 10 regarding the Company's executive officers is set forth under the heading "Executive Officers of the Registrant" in Part I of this Form 10-K and is incorporated herein by reference.

Lands' End has adopted a Code of Conduct, which applies to all employees, including our principal executive officer, principal financial officer and principal accounting officer, and a Code of Conduct for its Board of Directors. Directors who are also officers of Lands' End are subject to both codes of conduct. Each code of conduct is a code of ethics as defined in Item 406 of SEC Regulation S-K. The codes of conduct are available on the Corporate Governance section under Investor Relations on our website at www.landsend.com. Any amendment to, or waiver from, a provision of either code of conduct will be posted to the above-referenced website.

There were no changes to the process by which stockholders may recommend nominees to the Board of Directors during the last year.

ITEM 11. EXECUTIVE COMPENSATION
Information regarding executive and director compensation is incorporated by reference to the material under the headings "Item 1. Election of Directors - Executive Compensation," "- Executive Compensation - Compensation Committee Interlocks and Insider Participation," "- Executive Compensation - Compensation Committee Report" and "- Compensation of Directors," of the 2018 Proxy Statement. The material incorporated herein by reference to the information set forth under the heading "- Executive Compensation - Compensation Committee Report" of the 2018 Proxy Statement shall be deemed furnished, and not filed, in this Annual Report on Form 10-K and shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended as a result of this furnishing except to the extent that it is specifically incorporated by reference by the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading "Item 1. Election of Directors - Beneficial Ownership of the Company's Common Stock" of the 2018 Proxy Statement.
Equity Compensation Plan Information
The following table sets forth certain information regarding the Company's equity compensation plans as of February 2, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans* (in thousands)
Equity compensation plans approved by security holders	443	22.00	1,412
Equity compensation plans not approved by security holders(1)	412	18.10	—
Total	855	18.66	1,412

*
Represents shares of common stock that may be issued pursuant to the Lands' End, Inc. 2014 Stock Plan as amended (the "2014 Stock Plan") and the Lands' End, Inc. 2017 Stock Plan (the "2017 Stock Plan"). Awards under the 2014 Stock Plan and 2017 Stock Plan may be restricted stock, stock unit awards, incentive stock options, nonqualified stock options, stock appreciation rights, or certain other stock-based awards.

(1)
In connection with commencing employment, on March 6, 2017, the current CEO was granted options to purchase 294,118 shares of the Company’s common stock and 117,647 restricted stock units. These awards were made as inducement grants outside of our stockholder approved stock plans in accordance with NASDAQ Listing Rule 5635(c)(4).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the material under the headings "Certain Relationships and Transactions" and "Corporate Governance" of the 2018 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding principal accountant fees and services is incorporated herein by reference to the material under the heading "Item 4. Ratification of Appointment of Independent Registered Public Accounting Firm - Independent Registered Accounting Firm Fees" of the 2018 Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements filed as part of this Annual Report on Form 10-K are listed under Part II, Item 8.

Exhibits:

The following documents are filed as exhibits hereto:

Exhibit Number	Exhibit Description

2.1
Separation and Distribution Agreement, dated as of April 4, 2014, by and between Sears Holdings Corporation and Lands' End, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 8, 2014 (File No. 001-09769)).

3.1
Amended and Restated Certificate of Incorporation of Lands' End, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 20, 2014 (File No. 001-09769)).

3.2	Amended and Restated Bylaws of Lands' End, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 8, 2014 (File No. 001-09769)).
4.1
ABL Credit Agreement, dated as of April 4, 2014, by and between Lands' End, Inc. (as the Domestic Borrower), Lands' End Europe Limited (as the UK Borrower), Bank of America, N.A. (as Administrative Agent and Collateral Agent), the Other Lenders party thereto, Bank of America , N.A. and GE Capital Markets, Inc. (as Joint Lead Arrangers and Joint Bookrunners), General Electric Capital Corporation (as Syndication Agent) and Bank of Montreal (as Documentation Agent) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 8, 2014 (File No. 001-09769)).

*4.2
ABL Credit Agreement, dated as of November 16, 2017, by and between Lands' End, Inc. (as the Lead Borrower), Wells Fargo Bank, N.A. (as Agent, L/C Issuer and Swing Line Lender), the Other Lenders party thereto, Wells Fargo Bank, N.A. (as Sole Lead Arranger and Sole Bookrunner) and BMO Harris Bank, N.A. (as Syndication Agent), and SunTrust Bank (as Documentation Agent).

4.3
Term Loan Credit Agreement, dated as of April 4, 2014, among Lands' End, Inc. (as the Borrower), Bank of America, N.A. (as Administrative Agent and Collateral Agent and as Arranger and Bookrunner) and the Lenders party thereto (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on April 8, 2014 (File No. 001-09769)).

4.4
Guaranty and Security Agreement, dated as of April 4, 2014, among Lands' End, Inc. (as Domestic Borrower) and certain of its wholly-owned subsidiaries, each as a Grantor, the other grantors from time to time party thereto and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on April 8, 2014 (File No. 001-09769)).

4.5
Term Loan Guarantee and Security Agreement, dated as of April 4, 2014, among Lands' End, Inc., as Borrower and certain of its wholly-owned subsidiaries, each as a Grantor, the other grantors from time to time party thereto and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on April 8, 2014 (File No. 001-09769)).

10.1
Tax Sharing Agreement, dated as of April 4, 2014, by and between Sears Holdings Corporation and Lands' End, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 8, 2014 (File No. 001-09769)).

10.2
Master Lease Agreement, dated as of April 4, 2014, by and between Sears, Roebuck and Co. and Lands' End, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 8, 2014 (File No. 001-09769)). (1)

10.3
First Amendment to Master Lease Agreement, by and between Sears, Roebuck and Co. and Lands' End, Inc., effective on July 6, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2015 (File No. 001-09769)). (1)

*10.4	Second Amendment to Master Lease Agreement, by and between Sears, Roebuck and Co. and Lands' End, Inc., dated February 1, 2018. (2)
*10.5	Master Sublease Agreement, dated February 1, 2018, by and between Sears Operations LLC and Lands' End, Inc.. (2)

10.6
Master Sublease Agreement, dated as of April 4, 2014, by and between Sears, Roebuck and Co. and Lands' End, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 8, 2014 (File No. 001-09769)). (1)

10.7
First Amendment to Master Sublease Agreement, by and between Sears, Roebuck and Co. and Lands' End, Inc., effective on July 6, 2015 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2015 (File No. 001-09769)). (1)

*10.8	Second Amendment to Master Sublease Agreement, dated February 1, 2018, by and between Sears, Roebuck and Co. and Lands' End, Inc. (2)
10.9
Lands' End Shops at Sears Retail Operations Agreement, dated as of April 4, 2014, by and between Sears, Roebuck and Co. and Lands' End, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on April 8, 2014 (File No. 001-09769)).

10.10
Shop Your WaySM Retail Establishment Agreement, dated as of April 4, 2014, by and between Sears Holdings Management Corporation and Lands' End, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on April 8, 2014 (File No. 001-09769)). (1)

*10.11	Shop Your WaySM Retail Establishment Agreement First Amendment, dated as of October 21, 2014, by and between Sears Holdings Management Corporation and Lands' End, Inc. (2)
*10.12	Shop Your WaySM Retail Establishment Agreement Amendment 2, dated as of April 4, 2017, by and between Sears Holdings Management Corporation and Lands' End, Inc. (2)
*10.13	Shop Your WaySM Retail Establishment Agreement Amendment 3, dated as of May 2, 2017, by and between Sears Holdings Management Corporation and Lands' End, Inc. (2)
*10.14	Shop Your WaySM Retail Establishment Agreement Amendment 4, dated as of June 5, 2017, by and between Sears Holdings Management Corporation and Lands' End, Inc. (2)
*10.15	Shop Your WaySM Retail Establishment Agreement Amendment 5, dated as of June 29, 2017, by and between Sears Holdings Management Corporation and Lands' End, Inc. (2)
10.16
Financial Services Agreement, dated as of April 4, 2014, by and between Sears Holdings Management Corporation and Lands' End, Inc. (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on April 8, 2014 (File No. 001-09769)).

10.17
Director Compensation Policy effective as of May 10, 2017 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 28, 2017 (File No. 001-09769)).**

10.18
Lands' End, Inc. Umbrella Incentive Program (As Amended and Restated) (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).**

10.19	Lands' End, Inc. 2017 Stock Plan. (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2017 (File No. 001-09769)).**
10.20
Lands' End, Inc. 2014 Stock Plan (As Amended and Restated) (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).**

*10.21	Form of Restricted Stock Unit Award Agreement (Timed-Based).**
10.22	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 14, 2018 (File No. 001-09769)).**
10.23	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on September 1, 2017 (File No. 001-09769)). **
10.24
Lands' End, Inc. Annual Incentive Plan (As Amended and Restated) (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).**

10.25
2017 Additional Definition Under Lands' End, Inc. Annual Incentive Plan (As Amended and Restated) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 2, 2017 (File No. 001-09769)).**

10.26
Lands' End, Inc. Long-Term Incentive Program (As Amended and Restated) (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).**

10.27
2017 Additional Definition Under Lands' End, Inc. Long-Term Incentive Program (As Amended and Restated) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 12, 2017 (File No. 001-09769)).**

10.28
Lands' End, Inc. Cash Long-Term Incentive Plan (As Amended and Restated) (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).**

10.29
Letter from Lands' End, Inc. to Jerome S. Griffith relating to employment, dated December 19, 2016. (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2017 (File No. 001-09769)).**

10.30
Executive Severance Agreement dated and effective as of December 19, 2016 between Lands' End, Inc. and its affiliates and subsidiaries and Jerome S. Griffith. (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2017 (File No. 001-09769)).** (1)

10.31
Sign-on Restricted Stock Unit Agreement dated and effective as of March 6, 2017 between Lands' End, Inc. and Jerome S. Griffith. (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2017 (File No. 001-09769)).**

10.32
Sign-on Nonqualified Stock Option Agreement dated and effective as of March 6, 2017 between Lands' End, Inc. and Jerome S. Griffith. (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2017 (File No. 001-09769)).**

10.33
Letter from Lands' End, Inc. to James Gooch relating to employment, dated January 26, 2016 and effective as of January 27, 2016 (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2016 (File No. 001-09769)).**

10.34
Letter from Lands' End, Inc. to James Gooch relating to employment, dated December 20, 2016. (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2017 (File No. 001-09769)).**

10.35
Letter from Lands' End, Inc. to James Gooch relating to employment, dated March 29, 2017. (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2017 (File No. 001-09769)).**

10.36
Executive Severance Agreement dated and effective as of January 27, 2016 between Lands' End, Inc. and its affiliates and subsidiaries and James Gooch (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2016 (File No. 001-09769)).** (1)

10.37
Restricted Stock Unit Agreement dated and effective as of January 27, 2016 between Lands' End, Inc. and James Gooch. (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2016 (File No. 001-09769)).**

10.38
Compensation Committee Resolutions dated September 23, 2016 regarding Co-Interim Chief Executive Officer Compensation (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2016 (File No. 001-09769)).**

10.39
Letter from Lands' End, Inc. to Joseph M. Boitano relating to employment, dated June 1, 2015. (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2017 (File No. 001-09769)). **

10.40
Executive Severance Agreement dated and effective as of June 8, 2015 between Lands' End, Inc. and its affiliates and subsidiaries and Joseph M. Boitano. (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2017 (File No. 001-09769)). **(1)

10.41
Letter from Lands' End, Inc. to Rebecca L. Gebhardt relating to employment, dated March 25, 2014. (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2017 (File No. 001-09769)).**

10.42
Letter from Lands' End, Inc. to Rebecca L. Gebhardt relating to employment, dated June 16, 2016. (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2017 (File No. 001-09769)).**

10.43
Executive Severance Agreement dated and effective as of August 5, 2014 between Lands' End, Inc. and its affiliates and subsidiaries and Rebecca L. Gebhardt. (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2017 (File No. 001-09769)).** (1)

10.44
Letter from Lands' End, Inc. to Peter L. Gray relating to employment, dated April 21, 2017. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 28, 2017 (File No. 001-09769)).**

10.45
Executive Severance Agreement dated and effective as of April 21, 2017 between Lands' End, Inc. and its affiliates and subsidiaries and Peter L. Gray. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 28, 2017 (File No. 001-09769)).**

*10.46	Letter from Lands' End, Inc. to Gill Brown Hong relating to employment, dated November 13, 2017.**
*10.47	Executive Severance Agreement dated and effective as of November 2, 2017 between Lands' End, Inc. and its affiliates and subsidiaries and Gill Brown Hong.**
10.48
Letter from Lands' End, Inc. to Scott Hyatt relating to employment, dated June 9, 2015 (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2016 (File No. 001-09769)). **

10.49
Executive Severance Agreement dated and effective as of June 29, 2015 between Lands' End, Inc. and its affiliates and subsidiaries and Scott Hyatt (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2016 (File No. 001-09769)).** (1)

10.50
Executive Severance Agreement dated and effective as of December 5, 2014 between Lands' End, Inc. and its affiliates and subsidiaries and Kelly Ritchie (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).** (1)

*21	Subsidiaries of Lands' End, Inc.
*23	Consent of Deloitte & Touche LLP.
*31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of Form 10-K.
***	This exhibit shall be deemed to be "furnished" and not "filed."

(1)	Confidential treatment was granted as to omitted portions of this exhibit. The omitted material has been filed separately with the Securities and Exchange Commission.
(2)	Confidential treatment requested as to certain terms in this exhibit; these terms have been omitted from this filing and filed separately with the Securities and Exchange Commission.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDS' END, INC. (Registrant)
By:	/s/ James F. Gooch
Name:	James F. Gooch
Title:	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer
Date:	March 29, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:		Date:
/s/ Jerome S. Griffith	Director, Chief Executive Officer and President (Principal Executive Officer)	March 29, 2018
Jerome S. Griffith

/s/ James F. Gooch	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 29, 2018
James F. Gooch

/s/ Bernard L. McCracken	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 29, 2018
Bernard L. McCracken

/s/ Josephine Linden	Chairman of the Board of Directors	March 29, 2018
Josephine Linden

/s/ Robert Galvin	Director	March 29, 2018
Robert Galvin

/s/ Elizabeth Leykum	Director	March 29, 2018
Elizabeth Leykum

/s/ John T. McClain	Director	March 29, 2018
John T. McClain

/s/ Jignesh Patel	Director	March 29, 2018
Jignesh Patel

/s/ Jonah Staw	Director	March 29, 2018
Jonah Staw