Form 10-Q
period 2018-05-04
LANDS' END, INC.
filed 2018-06-12
CIK 799288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 4, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
As of June 12, 2018, the registrant had 32,211,985 shares of common stock, $0.01 par value, outstanding.

LANDS’ END, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MAY 4, 2018

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LANDS’ END, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	13 Weeks Ended
(in thousands, except per share data)	May 4, 2018	April 28, 2017
Net revenue	$299,825	$268,365
Cost of sales (excluding depreciation and amortization)	166,800	145,722
Gross profit	133,025	122,643

Selling and administrative	124,000	121,346
Depreciation and amortization	6,161	6,509
Other operating expense, net	337	1,508
Operating income (loss)	2,527	(6,720)
Interest expense	6,912	6,125
Other expense (income), net	3,864	(742)
Loss before income taxes	(8,249)	(12,103)
Income tax benefit	(5,619)	(4,264)
NET LOSS	$(2,630)	$(7,839)
NET LOSS PER COMMON SHARE (Note 3)
Basic:	$(0.08)	$(0.24)
Diluted:	$(0.08)	$(0.24)

Basic weighted average common shares outstanding	32,125	32,029
Diluted weighted average common shares outstanding	32,125	32,029

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.
Condensed Consolidated Statements of Comprehensive Operations
(Unaudited)

	13 Weeks Ended
(in thousands)	May 4, 2018	April 28, 2017
NET LOSS	$(2,630)	$(7,839)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(1,636)	517
COMPREHENSIVE LOSS	$(4,266)	$(7,322)

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share data)	May 4, 2018	April 28, 2017	February 2, 2018
ASSETS
Current assets
Cash and cash equivalents	$141,616	$139,810	$195,581
Restricted cash	2,081	3,300	2,356
Accounts receivable, net	48,610	32,731	49,860
Inventories, net	304,543	309,914	332,297
Prepaid expenses and other current assets	41,595	38,009	26,659
Total current assets	538,445	523,764	606,753
Property and equipment, net	138,495	124,021	136,501
Goodwill	110,000	110,000	110,000
Intangible asset, net	257,000	257,000	257,000
Other assets	8,557	16,975	13,881
TOTAL ASSETS	$1,052,497	$1,031,760	$1,124,135
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$97,405	$88,331	$155,874
Other current liabilities	95,550	85,798	100,257
Total current liabilities	192,955	174,129	256,131
Long-term debt, net	485,299	489,095	486,248
Long-term deferred tax liabilities	58,708	89,994	59,137
Other liabilities	10,681	13,872	15,526
TOTAL LIABILITIES	747,643	767,090	817,042
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 authorized: 480,000,000 shares; issued and outstanding: 32,208,118, 32,029,359 and 32,101,793, respectively	320	320	320
Additional paid-in capital	348,142	344,551	347,175
Accumulated deficit	(31,380)	(68,292)	(29,810)
Accumulated other comprehensive loss	(12,228)	(11,909)	(10,592)
Total stockholders’ equity	304,854	264,670	307,093
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,052,497	$1,031,760	$1,124,135

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	13 Weeks Ended
(in thousands)	May 4, 2018	April 28, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,630)	$(7,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,161	6,509
Amortization of debt issuance costs	535	428
Loss on property and equipment	336	62
Stock-based compensation	967	579
Deferred income taxes	6	(974)
Change in operating assets and liabilities:
Inventories	26,373	16,601
Accounts payable	(55,603)	(70,378)
Other operating assets	(13,843)	(4,555)
Other operating liabilities	(3,499)	(757)
Net cash used in operating activities	(41,197)	(60,324)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(10,748)	(11,382)
Net cash used in investing activities	(10,748)	(11,382)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on term loan facility	(1,288)	(1,288)
Payments of employee withholding taxes on share-based compensation	(610)	—
Net cash used in financing activities	(1,898)	(1,288)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(397)	(304)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(54,240)	(73,298)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	197,937	216,408
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$143,697	$143,110
SUPPLEMENTAL CASH FLOW DATA
Unpaid liability to acquire property and equipment	$5,059	$4,476
Income taxes paid, net of refunds	$171	$49
Interest paid	$6,139	$5,583

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BACKGROUND AND BASIS OF PRESENTATION
Description of Business and Separation
Lands' End, Inc. ("Lands' End" or the "Company") is a leading multi-channel retailer of casual clothing, accessories, footwear and home products. We offer products through catalogs, online at www.landsend.com and affiliated specialty and international websites, and through retail locations. We are a classic American lifestyle brand with a passion for quality, legendary service and real value, and seek to deliver timeless style for women, men, kids and the home.
Terms that are commonly used in the Company's notes to Condensed Consolidated Financial Statements are defined as follows:
• ABL Facilities - Collectively, the Prior ABL Facility and the Current ABL Facility
• Adjusted EBITDA - Net loss net of Income tax benefit, Other income, net, Interest expense, Depreciation and amortization and certain significant items
• ASC - FASB Accounting Standards Codification
• ASU - FASB Accounting Standards Update
• CAM - Common area maintenance for leased properties
• Company Operated stores - Retail stores owned and operated by Lands' End
• Current ABL Facility - Asset-based senior secured credit agreements, dated as of November 16, 2017, with Wells Fargo Bank, N.A. and certain other lenders
• Debt Facilities - Collectively, the Current ABL Facility and the Term Loan Facility
• Deferred Awards - Time vesting stock awards
• EPS - Earnings (loss) per share
• ESL - ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert
• FASB - Financial Accounting Standards Board
• First Quarter 2018 - The thirteen weeks ended May 4, 2018
• First Quarter 2017 - The thirteen weeks ended April 28, 2017
• Fiscal 2018 - The fifty-two weeks ending February 1, 2019
• Fiscal 2020 - The fifty-two weeks ending January 29, 2021
• Fourth Quarter 2017 - The fourteen weeks ended February 2, 2018
• GAAP - Accounting principles generally accepted in the United States
• LIBOR - London inter-bank offered rate
• Option Awards - Stock option awards
• Performance Awards - Performance-based stock awards
• Prior ABL Facility - Asset-based senior secured credit agreements, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders, terminated November 16, 2017

• Sears Holdings or Sears Holdings Corporation - Sears Holdings Corporation, a Delaware corporation, and its consolidated subsidiaries
• SEC - United States Securities and Exchange Commission
• Second Quarter 2018 - The thirteen weeks ended August 3, 2018
• Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders
• SHMC - Sears Holdings Management Corporation, a subsidiary of Sears Holdings Corporation
• SYW - Shop Your Way member loyalty program
• Target Shares - Shares to be delivered to participants based on achievement of target performance metrics
• Tax Act - The Tax Cuts and Jobs Act passed by the United States government on December 22, 2017
• Tax Sharing Agreement - A tax sharing agreement entered into by Sears Holdings Corporation and Lands' End in connection with the Separation
• Term Loan Facility - Term loan credit agreements, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders
• UTBs - Gross unrecognized tax benefits
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of Lands' End, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all material adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. Dollar amounts are reported in thousands, except per share data, unless otherwise noted. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Lands' End Annual Report on Form 10-K filed with the SEC on March 29, 2018.
Reclassifications
In First Quarter 2018, the Company adopted ASU 2016-18, Restricted Cash, which changed the required presentation of Restricted cash on the Condensed Consolidated Statements of Cash Flows to include those amounts generally described as Restricted cash or restricted cash equivalents with Cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown. As a result of the adoption, the Company reclassified the amount of beginning-of-period cash, cash equivalents, and restricted cash presented in the First Quarter 2017 Condensed Consolidated Statement of Cash Flows to include Restricted cash.
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. In First Quarter 2018, the Company adopted the guidance using the modified retrospective method resulting in only those contracts that were open as of the date of adoption requiring assessment. The Comparative information presented in the Condensed Consolidated Financial Statements was not restated and is reported under the accounting standards in effect for the periods presented. The adoption of this guidance did not have, and is not expected to have, a significant impact on our reported revenue, gross margin or income from operations.

Revenues include sales of merchandise and delivery revenues related to merchandise sold. Substantially all of the Company's revenue is recognized when control of product passes to customers which for the Direct segment is when the merchandise is expected to be received by the customer and for the Retail segment is at the time of sale in the store. Revenues are adjusted for estimated returns and volume rebates with a corresponding liability recorded. Effective First Quarter 2018, the Company changed its balance sheet presentation for estimated product returns by reporting a product return asset for the right to receive returned products and a returns liability for amounts expected to be refunded to customers as a result of product returns. The product return asset is reported within Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet. Prior to adoption, product return assets were reported within Other current liabilities. The returns liability and payments received from customers for future delivery of products are reported within Other current liabilities in the Condensed Consolidated Balance Sheet. The adoption of this guidance did not have an impact on the recording of these liabilities.
The Company recorded a decrease to opening Accumulated deficit and Other current liabilities in the Condensed Consolidated Balance Sheet of $1.1 million due to the cumulative impact related to the accounting for gift card breakage.
The impact of adoption on the Condensed Consolidated Balance Sheet as of February 3, 2018 was:

(in thousands)	February 2, 2018(As reported)	Impact of Adoption	February 3, 2018
Assets:
Prepaid expenses and other current assets	$26,659	$10,425	$37,084

Liabilities:
Other current liabilities	100,257	9,365	109,622

Stockholders' Equity:
Accumulated deficit	(29,810)	1,060	(28,750)

The impact of the new revenue recognition guidance on our Condensed Consolidated Balance Sheet as of May 4, 2018 was:

	May 4, 2018
(in thousands)	Balances Without Adoption	Impact of Adoption	As Reported
Assets:
Prepaid expenses and other current assets	$33,437	$8,158	$41,595

Liabilities:
Other current liabilities	88,495	7,055	95,550

Stockholders' Equity:
Accumulated deficit	(32,483)	1,103	(31,380)

See Note 12, Revenue for additional disclosures.
Recognition of Breakage for Certain Prepaid Stored-Value Products
In March 2016, the FASB issued ASU 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products. This update clarifies when it is acceptable to recognize the unredeemed portion of prepaid gift cards into income. The Company has evaluated the impacts of this ASU and has identified a change in the timing of recognition of revenue from gift cards. The Company will recognize breakage income over the breakage period for the estimated portion of unredeemed gift cards that is unlikely to be redeemed where the Company does not have an obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property. This guidance was adopted by the Company during First Quarter 2018 and resulted in a cumulative impact to be recognized as a reduction in Accumulated deficit and Other current liabilities of $1.1 million for estimated gift card breakage occurring prior to Fiscal 2018, under the modified retrospective approach described under the preceding Revenue from Contracts with Customers section.
Restricted Cash
In November 2016, the FASB issued ASU 2016-18, Restricted Cash. This ASU requires the inclusion of Restricted cash with Cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Condensed Consolidated Statement of Cash Flows. This guidance was adopted by the Company during First Quarter 2018. As a result of the adoption, the Company changed the presentation in its Condensed Consolidated Statements of Cash Flows for all periods presented.
Leases
In February 2016, the FASB issued ASU 2016-02, Leases, which will replace the existing guidance in ASC 840, Leases. This ASU requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. This guidance will be effective for the Company in the first quarter of its fiscal year ending January 31, 2020. While it is expected that the standard will result in a material increase in the assets and liabilities recorded on the Company's Consolidated Balance Sheet, the Company is still evaluating the overall impact on the Company's Condensed Consolidated Financial Statements.
NOTE 3. LOSS PER SHARE
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
The following table summarizes the components of basic and diluted EPS:

	13 Weeks Ended
(in thousands, except per share amounts)	May 4, 2018	April 28, 2017
Net loss	$(2,630)	$(7,839)

Basic weighted average common shares outstanding	32,125	32,029
Dilutive effect of stock awards	—	—
Diluted weighted average common shares outstanding	32,125	32,029

Basic loss per share	$(0.08)	$(0.24)
Diluted loss per share	$(0.08)	$(0.24)
Stock awards are considered anti-dilutive based on the application of the treasury stock method or in the event of a net loss. There were 577,535 and 98,905 anti-dilutive shares excluded from the diluted weighted average shares outstanding for First Quarter 2018 and First Quarter 2017, respectively.

NOTE 4. OTHER COMPREHENSIVE (LOSS) INCOME
Other comprehensive (loss) income encompasses all changes in equity other than those arising from transactions with stockholders, and is comprised solely of foreign currency translation adjustments.

	13 Weeks Ended
(in thousands)	May 4, 2018	April 28, 2017
Beginning balance: Accumulated other comprehensive loss (net of tax of $2,816 and $6,691, respectively)	$(10,592)	$(12,426)
Other comprehensive (loss) income:
Foreign currency translation adjustments (net of tax (benefit) expense of $(434) and $502, respectively)	(1,636)	517
Ending balance: Accumulated other comprehensive loss (net of tax of $3,250 and $6,189, respectively)	$(12,228)	$(11,909)
No amounts were reclassified out of Accumulated other comprehensive loss during any of the periods presented.
NOTE 5. DEBT
The Company's debt consisted of the following:

	May 4, 2018		April 28, 2017		February 2, 2018
(in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Term Loan Facility, maturing April 4, 2021	$494,400	5.13%	$499,550	4.25%	$495,688	4.82%
Current ABL Facility, maturing November 16, 2022(1)	—	—%	—	—%	—	—%
	494,400		499,550		495,688
Less: Current maturities in Other current liabilities	5,150		5,150		5,150
Less: Unamortized debt issuance costs	3,951		5,305		4,290
Long-term debt, net	$485,299		$489,095		$486,248
(1) April 28, 2017 amounts pertain to Prior ABL Facility.

The following table summarizes the Company's borrowing availability under the ABL Facilities:

(in thousands)	May 4, 2018	April 28, 2017	February 2, 2018
Current ABL Facility maximum borrowing(1)	$175,000	$175,000	$175,000
Outstanding Letters of Credit(1)	15,500	19,967	22,328
Borrowing availability under ABL(1)	$159,500	$155,033	$152,672
(1) April 28, 2017 amounts pertain to Prior ABL Facility.
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

Representations and Warranties; Covenants
Subject to specified exceptions, the Debt Facilities contain various representations and warranties and restrictive covenants that, among other things, restrict the ability of Lands’ End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the Current ABL Facility falls below the greater of 10% of the loan cap amount or $15.0 million, Lands’ End will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Debt Facilities do not otherwise contain financial maintenance covenants. The Company was in compliance with all financial covenants related to the Debt Facilities as of May 4, 2018.
The Debt Facilities contain certain affirmative covenants, including reporting requirements such as delivery of financial statements, certificates and notices of certain events, maintaining insurance, and providing additional guarantees and collateral in certain circumstances.
NOTE 6. STOCK-BASED COMPENSATION
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
The Company has granted the following types of stock awards to employees at management levels and above:

i.
Time vesting stock awards ("Deferred Awards") are in the form of restricted stock units and only require each recipient to complete a service period for the awards to be earned. Deferred Awards generally vest over three years. The fair value of Deferred Awards is based on the closing price of the Company's common stock on the grant date and is reduced for estimated forfeitures of those awards not expected to vest due to employee turnover.

ii.
Stock option awards ("Option Awards") provide the recipient with the option to purchase a set number of shares at a stated exercise price over the term of the contract, which is ten years for all Option Awards currently outstanding.

iii.
Performance-based stock awards ("Performance Awards") are in the form of restricted stock units and have, in addition to a service requirement, performance criteria that must be achieved for the awards to be earned. Performance Awards granted prior to First Quarter 2018 had annual vesting, but due to the performance criteria, were not eligible for straight-line expensing. All Performance Awards granted prior to First Quarter 2018 were forfeited during the period. For Performance Awards granted in First Quarter 2018, the Target Shares earned can range from 0% to 200% and depend on the achievement of Adjusted EBITDA and revenue performance measures for the cumulative three-fiscal year performance period from Fiscal 2018 to Fiscal 2020. The applicable percentage of the Target Shares, as determined by performance, vest after the completion of the applicable three year performance period, and unearned Target Shares are forfeited. The fair value of the 2018 Performance Awards granted is based on the closing price of the Company’s common stock on the grant date. Stock-based compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover and adjusted based on the Company's estimate of the percentage of the aggregate Target Shares expected to be earned.

The following table provides a summary of the Company's stock-based compensation expense, which is included in Selling and administrative expense in the Condensed Consolidated Statements of Operations:

	13 Weeks Ended
(in thousands)	May 4, 2018	April 28, 2017
Deferred Awards	$709	$421
Option Awards	187	91
Performance Awards	71	67
Total stock-based compensation expense	$967	$579
The following table provides a summary of the activities for stock awards for First Quarter 2018:

	Deferred Awards		Option Awards		Performance Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares(1)	Weighted Average Grant Date Fair Value per Share
Unvested as of February 2, 2018	497	$22.07	343	$8.73	15	$21.94
Granted	285	21.90	—	—	195	21.90
Vested	(131)	22.88	(74)	8.49	—	—
Exercised	—	—	—	—	—	—
Forfeited or expired	(3)	20.42	—	—	(15)	21.94
Unvested as of May 4, 2018	648	21.79	269	8.80	195	21.90
(1) For those awards with respect to which the performance period is not yet complete, the number of unvested shares in the table above is based on the participants earning their Target Shares at 100%; however, the cumulative expense recognized reflects changes in estimated achievement of the performance measures as they occur.
Total unrecognized stock-based compensation expense related to unvested Deferred Awards was approximately $11.1 million as of May 4, 2018, which is expected to be recognized ratably over a weighted average period of 2.5 years. Deferred Awards granted to various employees during First Quarter 2018 generally vest ratably over a period of three years.
Total unrecognized stock-based compensation expense related to unvested Option Awards was approximately $2.2 million as of May 4, 2018, which is expected to be recognized ratably over a weighted average period of 2.9 years . The Option Awards vest ratably over a period of four years and have a ten year term. The fair value of each Option Award was estimated on the grant date using the Black-Scholes option pricing model. As of May 4, 2018, 73,530 shares related to Option Awards were exercisable.
Total unrecognized stock-based compensation expense related to unvested Performance Awards was approximately $3.6 million as of May 4, 2018, which is expected to be recognized ratably over a weighted average period of 2.9 years. Performance Awards granted to various employees during First Quarter 2018 vest, if earned, after completion of the applicable three year performance period.
NOTE 7. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
Restricted cash is reflected on the Condensed Consolidated Balance Sheets at fair value. The fair value of restricted cash was $2.1 million, $3.3 million and $2.4 million as of May 4, 2018, April 28, 2017 and February 2, 2018, respectively based on Level 1 inputs. Restricted cash amounts are valued based upon statements received from financial institutions.
The carrying amount of the Company's Cash and cash equivalents, Accounts receivable, Accounts payable and Other current liabilities approximate their fair value as recorded due to the short-term maturity of these instruments.

Carrying values and fair values of long-term debt, including the short-term portion, in the Condensed Consolidated Balance Sheets are as follows:

	May 4, 2018		April 28, 2017		February 2, 2018
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including short-term portion	$494,400	$452,994	$499,550	$413,378	$495,688	$443,641
Long-term debt, including short-term portion was valued utilizing Level 2 valuation techniques based on the closing inactive market bid price on May 4, 2018, April 28, 2017, and February 2, 2018. There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis as of May 4, 2018, April 28, 2017, and February 2, 2018.
NOTE 8. INCOME TAXES
The Company recorded a tax benefit at an overall effective tax rate of 68.1% and 35.2% for First Quarter 2018 and First Quarter 2017, respectively. The higher rate results from of the reversal of UTBs as a consequence of the favorable state tax audit settlements for periods prior to the Separation from Sears Holdings Corporation, non-recognition of certain foreign losses whose realization is uncertain and certain impacts of the Tax Act.
In connection with the Tax Act, the Company re-measured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future under the Tax Act. Pursuant to Staff Accounting Bulletin No. 118, a provisional amount for the change in law was recorded in Fourth Quarter 2017. As these estimates are refined and potential planning opportunities present themselves, the Company will revise its estimate. The Company will continue its assessment of the impact of the Tax Act on the business and Consolidated Financial Statements throughout the one-year measurement period as provided by SAB 118.
As of May 4, 2018, the Company had UTBs of $1.9 million. Of this amount, $1.5 million would, if recognized, impact its effective tax rate, with the remaining amount being comprised of UTBs related to gross temporary differences or other indirect benefits. Pursuant to the Tax Sharing Agreement, Sears Holdings Corporation is generally responsible for all United States federal, state and local UTBs, through the date of the Separation and, as such, an indemnification asset from Sears Holdings Corporation for the pre-Separation UTBs is recorded in Other assets in the Condensed Consolidated Balance Sheets. The indemnification asset was $2.5 million, $11.6 million and $7.4 million as of May 4, 2018, April 28, 2017, and February 2, 2018, respectively.
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
NOTE 10. RELATED PARTY TRANSACTIONS
According to statements on Schedule 13D filed with the SEC by ESL, ESL beneficially owns significant portions of both the Company's and Sears Holdings Corporation's outstanding shares of common stock. Therefore, Sears Holdings Corporation, the Company's former parent company, is considered a related party. In connection with and subsequent to the Separation, the Company entered into various agreements with Sears Holdings which, among other things, (i) govern specified aspects of the Company's relationship following the Separation, especially with regards to the Lands’ End Shops at Sears, and (ii) establish terms pursuant to which subsidiaries of Sears Holdings Corporation are providing services to the Company. Descriptions of these transactions are included in the Company's Fiscal 2017 Form 10-K filed with the SEC on March 29, 2018 and proxy statement filed with the SEC on April 6, 2018.

The components of the transactions between the Company and Sears Holdings, which exclude pass-through payments to third parties, are as follows:
Lands’ End Shops at Sears
Related party costs charged by Sears Holdings to the Company related to Lands’ End Shops at Sears are as follows:

	13 Weeks Ended
(in thousands, except for number of stores)	May 4, 2018	April 28, 2017
Rent, CAM and occupancy costs	$4,494	$5,909
Retail services, store labor	4,129	5,548
Financial services and payment processing	389	472
Supply chain costs	130	191
Total expenses	$9,142	$12,120
Number of Lands’ End Shops at Sears at period end	159	205
General Corporate Services
Related party costs charged by Sears Holdings to the Company for general corporate services are as follows:

	13 Weeks Ended
(in thousands)	May 4, 2018	April 28, 2017
Sourcing	$1,817	$2,398
Shop Your Way	167	377
Shared services	48	48
Total expenses	$2,032	$2,823
The Company's contract under which it receives sourcing services from an affiliate of Sears Holdings runs through June 30, 2020. The Company continues to participate in the Shop Your Way program.
Use of Intellectual Property or Services
Related party revenue and costs charged by the Company to and from Sears Holdings for the use of intellectual property or services is as follows:

	13 Weeks Ended
(in thousands)	May 4, 2018	April 28, 2017
Call center services	$—	$1,160
Lands' End business outfitters revenue	325	271
Credit card revenue	153	212
Royalty income	27	28
Gift card (expense)	(5)	(6)
Total income	$500	$1,665
Call Center Services
The Company had entered into a contract with SHMC to provide call center services in support of Sears Holdings’ SYW. This income was net of agreed upon costs directly attributable to the Company providing these services. The income was included in Net revenue and costs are included in Selling and administrative expenses in the Condensed Consolidated Statements of Operations. The contract for call center services expired on April 30, 2017.

Additional Balance Sheet Information
At May 4, 2018, April 28, 2017 and February 2, 2018, the Company included $2.2 million, $3.5 million and $2.0 million in Accounts receivable, net, respectively, and $1.9 million, $2.4 million and $2.9 million in Accounts payable, respectively, in the Condensed Consolidated Balance Sheets to reflect amounts due from and owed to Sears Holdings.
At May 4, 2018, April 28, 2017 and February 2, 2018, respectively, a $2.5 million, $11.6 million and $7.4 million receivable was recorded by the Company in Other assets in the Condensed Consolidated Balance Sheets to reflect the indemnification by Sears Holdings Corporation of the pre-Separation UTBs (including penalties and interest) for which Sears Holdings Corporation is responsible under the Tax Sharing Agreement.
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

	13 Weeks Ended
(in thousands)	May 4, 2018	April 28, 2017
Net revenue:
Apparel	$259,259	$231,028
Non-apparel	25,916	23,980
Service and other	14,650	13,357
Total net revenue	$299,825	$268,365
The Company identifies reportable segments according to how business activities are managed and evaluated. Each of the Company’s reportable segments are strategic business units that offer similar products and services but are sold either directly from its warehouses (Direct) or through its retail stores (Retail). Adjusted EBITDA is the primary measure used to make decisions on allocating resources and assessing performance of each operating segment. Adjusted EBITDA is computed as Net loss appearing on the Condensed Consolidated Statements of Operations net of Income tax benefit, Other income, net, Interest expense, Depreciation and amortization and certain significant items that while periodically affecting the Company's results, may vary significantly from period to period and may have a disproportionate effect in a given period, which may affect comparability of results. Reportable segment assets are those directly used in or clearly allocable to an operating segment’s operations. Depreciation, amortization, and property and equipment expenditures are recognized in each respective segment. There were no material transactions between reporting segments for any periods presented.

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

•
The Retail segment sells products and services through dedicated Lands’ End Shops at Sears across the United States and through Company Operated stores. Operating costs consist primarily of labor and benefits costs; rent, CAM and occupancy costs; distribution costs; and in-store marketing costs. Assets primarily include retail inventory, fixtures and leasehold improvements.

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

Financial information by segment is presented in the following tables.
SUMMARY OF SEGMENT DATA

	13 Weeks Ended
(in thousands)	May 4, 2018	April 28, 2017
Net revenue:
Direct	$273,373	$228,290
Retail	26,452	40,075
Total net revenue	$299,825	$268,365

	13 Weeks Ended
(in thousands)	May 4, 2018	April 28, 2017
Adjusted EBITDA:
Direct	$22,335	$11,839
Retail	(4,568)	(3,175)
Corporate / other	(8,742)	(7,367)
Total adjusted EBITDA	$9,025	$1,297
Loss on property and equipment	336	62
Transfer of corporate functions	1	1,446
Depreciation and amortization	6,161	6,509
Operating income (loss)	$2,527	$(6,720)
Interest expense	6,912	6,125
Other expense (income), net	3,864	(742)
Income tax benefit	(5,619)	(4,264)
NET LOSS	$(2,630)	$(7,839)

	13 Weeks Ended
(in thousands)	May 4, 2018	April 28, 2017
Depreciation and amortization:
Direct	$5,571	$5,779
Retail	282	353
Corporate / other	308	377
Total depreciation and amortization	$6,161	$6,509

(in thousands)	May 4, 2018	April 28, 2017	February 2, 2018
Total Assets:
Direct	$852,585	$803,222	$856,986
Retail	43,185	62,995	49,933
Corporate / other	156,727	165,543	217,216
Total assets	$1,052,497	$1,031,760	$1,124,135

	13 Weeks Ended
(in thousands)	May 4, 2018	April 28, 2017
Capital expenditures:
Direct	$10,588	$11,381
Retail	160	1
Total capital expenditures	$10,748	$11,382
NOTE 12. REVENUE
The Company adopted authoritative guidance related to the recognition of revenue from contracts with customers effective First Quarter 2018 using the modified retrospective method. The comparative information presented in the Condensed Consolidated Financial Statements was not restated and is reported under the accounting standards in effect for the periods presented. See Note 2, Recent Accounting Pronouncements, for a discussion of the significant changes resulting from adoption of the guidance. The adoption of the guidance did not have a significant impact on revenue.
Revenues include sales of merchandise and delivery revenues related to merchandise sold. Substantially all of the Company's revenue is recognized when control of product passes to customers which for the Direct segment is when the merchandise is expected to be received by the customer and for the Retail segment is at the time of sale in the store. The Company recognizes revenue, including shipping and handling fees billed to customers, in the amount expected to be received when control of the Company's products transfers to customers, and is presented net of various forms of promotions, which range from contractually-fixed percentage price reductions to sales returns, discounts, and other incentives that may vary in amount. Variable amounts are estimated based on an analysis of historical experience and adjusted as better estimates become available. There were no changes to estimates in First Quarter 2018.
The Company's revenues are disaggregated by product categories and geographic location. Revenue by product category is presented in Note 11, Segment Reporting. Revenue by geographic location was:

	13 Weeks Ended
(in thousands)	May 4, 2018	April 28, 2017
Net revenue:
United States	$256,168	$232,325
Europe	31,167	25,397
Asia	12,490	10,643
Total Net revenue	$299,825	$268,365
The Company elected to exclude from revenue, taxes assessed by governmental authorities, including value-added and other sales-related taxes, that are imposed on and concurrent with revenue-producing activities, and as a result there is no change in presentation from prior comparative periods.
Contract Liabilities
Contract liabilities consist of payments received in advance of the transfer of control to the customer. As products are delivered and control transfers, the Company recognizes the deferred revenue in Net revenue in the Condensed Consolidated Statements of Operations. As of May 4, 2018, April 28, 2017 and February 2, 2018, $15.9 million, $12.7 million and $12.8 million, respectively, of deferred revenue associated with payments received in advance of the transfer of control to the customer was reported in Other current liabilities in the Condensed Consolidated Balance Sheets. Deferred revenue of $12.8 million and $10.1 million was recognized in Net revenue in First Quarter 2018 and First Quarter 2017, respectively. The remainder of deferred revenue as of May 4, 2018 is expected to be recognized in Net revenue in Second Quarter 2018 as products are delivered to customers.
The Company's policy with respect to gift cards is to record revenue as and when the gift cards are redeemed for merchandise. The Company recognizes gift card breakage income in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage and the Company determines that it does not have an obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property. Gift card breakage is recorded within Net revenue in the Condensed Consolidated Statements of Operations.

Prior to their redemption, gift cards are recorded as a liability, included within Other current liabilities in the Condensed Consolidated Balance Sheets. The total contract liability related to gift cards issued was $19.3 million, $20.3 million and $19.3 million as of May 4, 2018, April 28, 2017 and February 2, 2018, respectively. The liability is estimated based on expected breakage that considers historical patterns of redemption. The following table provides the reconciliation of the contract liability related to gift cards:

(in thousands)	Contract Liability
Balance as of February 2, 2018	$19,272
Gift cards sold	16,072
Gift cards redeemed	(14,664)
Gift card breakage	(1,390)
Balance as of May 4, 2018	$19,290
Refund Liabilities
Refund liabilities, primarily associated with product sales returns and retrospective volume rebates represent variable consideration and are estimated and recorded as a reduction to Net revenue based on historical experience. As of May 4, 2018, April 28, 2017 and February 2, 2018, $17.7 million, $9.5 million and $11.1 million, respectively, of refund liabilities, primarily associated with product returns, were reported in Other current liabilities in the Condensed Consolidated Balance Sheets. Prior to adoption, product return assets and return liabilities were reported within Other current liabilities. As of the adoption date, the product return assets were reclassified and reported as a component of Prepaid expenses and other current assets, and return liabilities continued to be reported in Other current liabilities in the Company's Condensed Consolidated Balance Sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. See "Cautionary Statements Concerning Forward-Looking Statements" below and "Item 1A. Risk Factors" in our Annual Report filed on Form 10-K for the year ended February 2, 2018, for a discussion of the uncertainties, risks and assumptions associated with these statements.

As used in this Quarterly Report on Form 10-Q, references to the "Company", "Lands' End", "we", "us", "our" and similar terms refer to Lands' End, Inc. and its subsidiaries. Our fiscal year ends on the Friday preceding the Saturday closest to January 31. Other terms that are commonly used in this Quarterly Report on Form 10-Q are defined as follows:
•ABL Facilities - Collectively the Prior ABL Facility and the Current ABL Facility
•Company Operated stores - Retail stores owned and operated by Lands' End
•Current ABL Facility - Asset-based senior secured credit agreements, dated as of November 16, 2017, with Wells Fargo Bank, N.A. and certain other lenders
•Debt Facilities - Collectively, the ABL Facilities and the Term Loan Facility
•ERP - Enterprise resource planning software solutions
•ESL - ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert
•Fiscal 2018 - the fifty-two weeks ending February 1, 2019
•Fiscal November 2018 - the four week fiscal month ending November 30, 2018
•First Quarter 2018 - the thirteen weeks ended May 4, 2018
•First Quarter 2017 - the thirteen weeks ended April 28, 2017
•GAAP - Accounting principles generally accepted in the United States
•LIBOR - London inter-bank offered rate
•Prior ABL Facility - Asset-based senior secured credit agreements, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders, terminated November 16, 2017
•Same Store Sales - Net revenue, from stores that have been open for at least 12 full months where selling square footage has not changed by 15% or more within the past year
•Sears Holdings or Sears Holdings Corporation - Sears Holdings Corporation, a Delaware corporation, and its consolidated subsidiaries (other than, for all periods following the Separation, Lands' End)
•SEC - United States Securities and Exchange Commission
•Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders
•Term Loan Facility - Term loan credit agreements, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders
•UK Borrower - A United Kingdom subsidiary borrower of Lands’ End under the Prior ABL Facility
•UTBs - Gross unrecognized tax benefits

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

•
Discussion and analysis. This section highlights items affecting the comparability of our financial results and provides an analysis of our segment results of operations for First Quarter 2018 and First Quarter 2017.

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
Executive Overview
Description of the Company
Lands' End, Inc. is a leading multi-channel retailer of casual clothing, accessories, footwear and home products. We offer products through catalogs, online at www.landsend.com and affiliated specialty and international websites, and through retail locations. We are a classic American lifestyle brand with a passion for quality, legendary service and real value, and seek to deliver timeless style for women, men, kids and the home.
Lands’ End was founded in 1963 in Chicago by Gary Comer and his partners to sell sailboat hardware and equipment by catalog. While our product focus has shifted significantly over the years, we have continued to adhere to our founder’s motto as one of our guiding principles: "Take care of the customer, take care of the employee and the rest will take care of itself."
The Company identifies reportable segments according to how business activities are managed and evaluated. Each of the Company’s reportable segments are strategic business units that offer similar products and services but are sold either directly from our warehouses (Direct) or through our retail stores (Retail).
Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared in accordance with GAAP and include the accounts of Lands' End, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.
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

Seasonality
We experience seasonal fluctuations in our net revenue and operating results and historically have realized a significant portion of our net sales and earnings for the year during our fourth fiscal quarter. We generated an average of 35% of our Net revenue in the fourth fiscal quarter of the past three years. Thus, lower than expected fourth quarter net revenue could have an adverse impact on our annual operating results.
Working capital requirements typically increase during the third quarter of the fiscal year as inventory builds to support our peak shipping/selling period and, accordingly, typically decrease during the fourth quarter of the fiscal year as inventory is shipped/sold. Cash provided by operating activities is typically higher in the fourth quarter of the fiscal year due to reduced working capital requirements during that period.
Results of Operations
The following table sets forth, for the periods indicated, selected income statement data:

	13 Weeks Ended
	May 4, 2018		April 28, 2017
(in thousands)	$'s	% of Net revenue	$’s	% of Net revenue
Net revenue	$299,825	100.0%	$268,365	100.0%
Cost of sales (excluding depreciation and amortization)	166,800	55.6%	145,722	54.3%
Gross profit	133,025	44.4%	122,643	45.7%
Selling and administrative	124,000	41.4%	121,346	45.2%
Depreciation and amortization	6,161	2.1%	6,509	2.4%
Other operating expense, net	337	0.1%	1,508	0.6%
Operating income (loss)	2,527	0.8%	(6,720)	(2.5)%
Interest expense	6,912	2.3%	6,125	2.3%
Other expense (income), net	3,864	1.3%	(742)	(0.3)%
Loss before income taxes	(8,249)	(2.8)%	(12,103)	(4.5)%
Income tax benefit	(5,619)	(1.9)%	(4,264)	(1.6)%
NET LOSS	$(2,630)	(0.9)%	$(7,839)	(2.9)%

Depreciation and amortization is not included in our cost of sales because we are a reseller of inventory and do not believe that including depreciation and amortization is meaningful. As a result, our gross margins may not be comparable to other entities that include depreciation and amortization related to the sale of their product in their gross margin measure.
Net Loss and Adjusted EBITDA
We recorded a Net loss of $2.6 million in First Quarter 2018 compared to a Net loss of $7.8 million in First Quarter 2017. In addition to our Net loss determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted EBITDA measurement. Adjusted EBITDA is computed as Net loss appearing on the Condensed Consolidated Statements of Operations net of Income tax benefit, Other income, net, Interest expense, Depreciation and amortization, and certain significant items set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our businesses for comparable periods, and as an executive compensation metric. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.
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

◦	Transfer of corporate functions - severance and contract losses associated with a transition of certain corporate activities from our New York office to our Dodgeville headquarters.

◦	Gain or loss on property and equipment - management considers the gains or losses on asset valuation to result from investing decisions rather than ongoing operations.

	13 Weeks Ended
	May 4, 2018		April 28, 2017
(in thousands)	$’s	% of Net revenue	$’s	% of Net revenue
Net loss	$(2,630)	(0.9)%	$(7,839)	(2.9)%
Income tax benefit	(5,619)	(1.9)%	(4,264)	(1.6)%
Other expense (income), net	3,864	1.3%	(742)	(0.3)%
Interest expense	6,912	2.3%	6,125	2.3%
Operating income (loss)	2,527	0.8%	(6,720)	(2.5)%
Depreciation and amortization	6,161	2.1%	6,509	2.4%
Transfer of corporate functions	1	—%	1,446	0.5%
Loss on property and equipment	336	0.1%	62	—%
Adjusted EBITDA	$9,025	3.0%	$1,297	0.5%

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
Discussion and Analysis
First Quarter 2018 compared with First Quarter 2017
Net Revenue
Net revenue for First Quarter 2018 was $299.8 million, compared with $268.4 million in the comparable period of the prior year, an increase of $31.5 million, or 11.7%. The increase was comprised of an increase in our Direct segment of $45.1 million and a decrease in our Retail segment of $13.6 million.
Direct segment Net revenue was $273.4 million for First Quarter 2018, an increase of $45.1 million, or 19.7%, from the comparable period of the prior year. The increase in the Direct segment was primarily attributable to the continued launch of our Delta Airline business as well as growth in our U.S. consumer business. We increased circulation and customer contacts in our U.S. consumer business which resulted in an increase, particularly in the swimwear, knit tops and bottoms categories.

Retail segment Net revenue was $26.5 million for First Quarter 2018, a decrease of $13.6 million, or 34.0%, from the comparable period of the prior year. Same Store Sales declined 18.9% as compared to the same period of the prior year. The decrease was attributable to our Lands’ End Shops at Sears experiencing a decrease in number of stores and a 20.4% decrease in Same Store Sales. Company Operated stores experienced a decrease of 9.9% in Same Store Sales. On May 4, 2018, the Company had 159 Lands’ End Shops at Sears and 14 Company Operated stores compared with 205 Lands’ End Shops at Sears and 14 Company Operated stores on April 28, 2017.
Gross Profit
Gross profit increased $10.4 million to $133.0 million and gross margin decreased approximately 130 basis points to 44.4% of total Net revenue, in First Quarter 2018, compared with $122.6 million, or 45.7% of total Net revenue, in First Quarter 2017. The Gross profit increase was comprised of an increase in our Direct segment of $15.4 million and a decrease in our Retail segment of $5.0 million.
Direct segment Gross profit increased $15.4 million to $123.0 million in First Quarter 2018 from $107.6 million in First Quarter 2017. Direct segment gross margin decreased approximately 210 basis points to 45.0% of total Net revenue in First Quarter 2018, compared with 47.1% of total Net revenue in First Quarter 2017. The gross margin decrease was primarily attributable to the continued launch of the lower margin Delta Airline business and increased promotional activity in the U.S. consumer business.
Retail segment Gross profit decreased $5.0 million to $10.0 million in First Quarter 2018 from $15.0 million in First Quarter 2017. Retail segment gross margin increased approximately 40 basis points to 37.8% of total Net revenue, in First Quarter 2018, compared to 37.4% of total Net revenue, in First Quarter 2017 through effective inventory management of our seasonal assortment, which led to a reduction in unprofitable clearance sales.
Selling and Administrative Expenses
Selling and administrative expenses increased $2.7 million to $124.0 million, a decrease of approximately 380 basis points to 41.4% of total Net revenue, in First Quarter 2018, compared with $121.3 million, or 45.2% of total Net revenue, in First Quarter 2017. The increase in Selling and administrative expenses were due to an increase of $5.0 million in the Direct Segment and a decrease of $3.6 million in the Retail segment, partially offset by an increase of $1.3 million in Corporate expenses.
Direct segment Selling and administrative expenses were $100.7 million, a decrease of approximately 520 basis points to 36.8% of total Net revenue, in First Quarter 2018, compared with $95.7 million, or 42.0% of total Net revenue, in First Quarter 2017. The basis point decrease was largely attributable to the leveraging of existing marketing expenses to drive higher sales volume, partially offset by increased personnel expenses.
Retail segment Selling and administrative expenses were $14.6 million, an increase of approximately 980 basis points to 55.1% of total Net revenue, in First Quarter 2018, compared with $18.2 million, or 45.3% of total Net revenue, in First Quarter 2017. The basis point increase was largely attributable to the deleveraging of personnel, rent and property costs due to negative same store sales.
Corporate / other Selling and administrative expenses were $8.7 million compared with $7.4 million for First Quarter 2018 and First Quarter 2017, respectively. The $1.3 million, or 17.6%, increase was largely attributable to an increase in personnel and incentive compensation expenses.
Depreciation and Amortization
Depreciation and amortization expense was $6.2 million in First Quarter 2018, a decrease of $0.3 million or 5.3%, compared with $6.5 million in First Quarter 2017.
Other Operating Expense, Net
Other operating expense, net was $0.3 million in First Quarter 2018 compared to $1.5 million in First Quarter 2017, primarily due to severance charges associated with the transition of certain corporate activities from the New York office to the Company's Dodgeville headquarters in First Quarter 2017.

Operating Income (Loss)
Operating income was $2.5 million in First Quarter 2018 compared to an operating loss of $6.7 million in First Quarter 2017 primarily due to increased revenue driven by the Direct Segment and the leveraging of the existing cost structure.
Interest Expense
Interest expense was $6.9 million in First Quarter 2018 compared to $6.1 million in First Quarter 2017.
Other Expense (Income), Net
Other expense, net was expense of $3.9 million in First Quarter 2018 compared to Other income, net of $0.7 million in First Quarter 2017 primarily due to reversal of UTBs and the related accrued interest resulting from favorable state tax audit settlements for periods prior to the Separation from Sears Holdings Corporation.
Income Tax Benefit
The Income tax benefit was $5.6 million for First Quarter 2018 compared to $4.3 million in First Quarter 2017. The effective tax rate was 68.1% in First Quarter 2018 compared with 35.2% in First Quarter 2017. The higher benefit results from the reversal of UTBs as a consequence of the favorable state tax audit settlements previously described.
Net Loss
As a result of the above factors, Net loss was $2.6 million and diluted loss per share was $0.08 in First Quarter 2018 compared with a Net loss of $7.8 million and diluted loss per share of $0.24 in First Quarter 2017.
Adjusted EBITDA
As a result of the above factors, Adjusted EBITDA increased to $9.0 million in First Quarter 2018 from $1.3 million in First Quarter 2017.
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
Description of Material Indebtedness
Debt Arrangements
On November 16, 2017, the Company entered into the Current ABL Facility, which provides for maximum borrowings of $175.0 million for the Company, subject to a borrowing base. The Current ABL Facility has a letter of credit sub-limit of $70.0 million. The Current ABL Facility is available for working capital and other general corporate purposes and was undrawn other than for $15.5 million in outstanding letters of credit.
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
The Term Loan Facility matures on April 4, 2021 while the Current ABL Facility will mature no later than November 16, 2022.
Guarantees; Security
All domestic obligations under the Debt Facilities are unconditionally guaranteed by the Company and, subject to certain exceptions, each of its existing and future direct and indirect wholly-owned domestic subsidiaries. The Current ABL Facility in secured by a first priority security interest in certain working capital of the borrowers and guarantors consisting primarily of accounts receivable and inventory. The Term Loan Facility is secured by a second priority security interest in the same collateral, with certain exceptions.
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
Interest; Fees
The interest rates per annum applicable to the loans under the Debt Facilities are based on a fluctuating rate of interest measured by reference to, at the borrowers’ election, either (i) an adjusted LIBOR rate plus a borrowing margin, or (ii) an alternative base rate plus a borrowing margin. The borrowing margin is fixed for the Term Loan Facility at 3.25% in the case of LIBOR loans and 2.25% in the case of base rate loans. For the Term Loan Facility, LIBOR is subject to a 1% interest rate floor. The borrowing margin for the ABL Facilities is subject to adjustment based on the average excess availability under the ABL Facilities for the preceding fiscal quarter. In the case of LIBOR borrowings this adjustment will range from 1.25% to 1.75% and 1.50% to 2.00% for the Current ABL Facility and Prior ABL Facility, respectively. Base rate borrowings will range from 0.50% to 1.00% for the ABL Facilities.
Customary agency fees are payable pursuant to the terms of the Debt Facilities. The ABL Facilities fees also include (i) commitment fees in an amount equal to 0.25% and 0.25% to 0.375% of the daily unused portions of the Current ABL Facility and Prior ABL Facility, respectively, and (ii) customary letter of credit fees.
Representations and Warranties; Covenants
Subject to specified exceptions, the Debt Facilities contain various representations and warranties and restrictive covenants that, among other things, restrict the ability of Lands’ End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the Current ABL Facility falls below the greater of 10% of the loan cap amount or $15.0 million, Lands’ End will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Debt Facilities do not otherwise contain financial maintenance covenants. The Company was in compliance with all financial covenants related to the Debt Facilities as of May 4, 2018.
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
Cash Flows from Operating Activities
Net cash used in operating activities decreased to $41.2 million in the First Quarter 2018 from $60.3 million in the First Quarter 2017, primarily due to the combination of:

•	Improved inventory management with more timely receipts in the current period while maintaining overall lower inventory levels, and

•	Increased use of cash to pay down accounts payable in the First Quarter 2017 due to higher payables at the beginning of the year.
Cash Flows from Investing Activities
Net cash used in investing activities was $10.7 million and $11.4 million for First Quarter 2018 and First Quarter 2017, respectively. Cash used in investing activities for both periods was primarily used for investments to update our information technology infrastructure and property and equipment.
For Fiscal 2018, we plan to invest a total of approximately $35.0 million to $45.0 million in capital expenditures for strategic investments and infrastructure, primarily associated with our ERP investment, other technology investments and general corporate needs.
Cash Flows from Financing Activities
Net cash used by financing activities was $1.9 million and $1.3 million for First Quarter 2018 and First Quarter 2017, respectively, consisting primarily of our quarterly payments on our Term Loan Facility.
Contractual Obligations and Off-Balance-Sheet Arrangements
There have been no material changes to our contractual obligations and off-balance-sheet arrangements as discussed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2018.
Financial Instruments with Off-Balance-Sheet Risk
On November 16, 2017, the Company entered into an asset-based lending credit agreement with Wells Fargo Bank, National Association, which provides for maximum borrowings of $175.0 million for the Company, subject to a borrowing base. The Current ABL Facility has a letter of credit sub-limit of $70.0 million. The Current ABL Facility is available for working capital and other general corporate purposes. The Current ABL Facility will mature no later than November 16, 2022, subject to customary extension provisions provided for therein. The Current ABL Facility is available for working capital and other general corporate purposes and was undrawn at May 4, 2018, other than for $15.5 million in outstanding letters of credit.
Also on November 16, 2017, the Company terminated all loan related documents of the Prior ABL Facility and repaid all outstanding amounts thereunder.
Application of Critical Accounting Policies and Estimates
We believe that the assumptions and estimates associated with revenue, inventory valuation, goodwill and intangible asset impairment assessments and income taxes have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Effective First Quarter 2018, we adopted authoritative guidance related to revenue recognition from contracts with customers using the modified retrospective method. The comparative information presented in the Condensed Consolidated Financial Statements was not restated and is reported under the accounting standards in effect for the periods presented. The adoption of this guidance did not have, and is not expected to have, a significant impact on our reported revenue, gross margins or income from operations. However, we have implemented a change in our balance sheet presentation for expected product returns and are now reporting a product return asset for the right to receive returned products and a returns liability for amounts expected to be refunded to customers as a result of product returns, where these were previously netted in Other current liabilities. The product return asset is reported within Prepaid expenses and other current assets. The returns liability and payments received from customers for future delivery of products are reported within Other current liabilities in the Condensed Consolidated Balance Sheets.
For a complete discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended February 2, 2018, and Note 2, Recent Accounting Pronouncements. There have been no other significant changes in our critical accounting policies or their application since February 2, 2018.
Recent Accounting Pronouncements
See Part I, Item 1, Note 2, Recent Accounting Pronouncements, of the Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document contains forward-looking statements. Forward-looking statements reflect our current views with respect to, among other things, future events and performance. These statements may discuss, among other things, our net sales, gross margin, operating expenses, operating income, net income, cash flow, financial condition, impairments, expenditures, growth, strategies, plans, achievements, dividends, capital structure, organizational structure, future store openings, market opportunities and general market and industry conditions. We generally identify forward-looking statements by words such as "anticipate," "estimate," "expect," "intend," "project," "plan," "predict," "believe," "seek," "continue," "outlook," "may," "might," "will," "should," "can have," "likely" or the negative version of these words or comparable words. Forward-looking statements are based on beliefs and assumptions made by management using currently available information. These statements are only predictions and are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties. If one or more of these risks or uncertainties materialize, or if management’s underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include those risks, uncertainties and factors discussed in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended February 2, 2018. Forward-looking statements speak only as of the date on which they are made. We expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable securities laws and regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in currency rates. A significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of May 4, 2018, we had $13.7 million of cash denominated in foreign currencies, principally in British Pound Sterling, Euros and Yen. We do not enter into financial instruments for trading purposes or hedging and have not used any derivative financial instruments. We do not consider our foreign earnings to be permanently reinvested.
We are subject to interest rate risk with the Term Loan Facility and the Current ABL Facility, as both require the Company to pay interest on outstanding borrowings at variable rates. Each one percentage point change in interest rates associated with the Term Loan Facility would result in a $4.9 million change in our annual cash interest expenses. Assuming our Current ABL Facility was fully drawn to a principal amount equal to $175.0 million, each one percentage point change in interest rates would result in a $1.8 million change in our annual cash interest expense.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based on their evaluation for the period covered by this Quarterly Report on Form 10-Q, Lands’ End’s Chief Executive Officer and President and Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer have concluded that, as of May 4, 2018, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 under the Exchange Act during the first quarter ended May 4, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
See Part I, Item 1, Financial Statements and Notes to Condensed Consolidated Financial Statements, Note 9, Commitments and Contingencies, for additional information regarding legal proceedings (incorporated herein by reference).
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended February 2, 2018, which was filed with the SEC on March 29, 2018.

ITEM 6. EXHIBITS

3.1
Amended and Restated Certificate of Incorporation of Lands' End, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Lands’ End, Inc. on March 20, 2014 (File No. 001-09769)).

3.2	Amended and Restated Bylaws of Lands' End, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on April 8, 2014 (File No. 001-09769)).

10.1	Director Compensation Policy (effective as of May 24, 2018).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lands’ End, Inc.
(Registrant)

Dated: June 12, 2018

By:	/s/ James F. Gooch
James F. Gooch
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)