Form 10-Q
period 2018-08-03
LANDS' END, INC.
filed 2018-09-06
CIK 799288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 3, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
As of September 4, 2018 the registrant had 32,212,290 shares of common stock, $0.01 par value, outstanding.

LANDS’ END, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED AUGUST 3, 2018

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LANDS’ END, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(in thousands, except per share data)	August 3, 2018	July 28, 2017	August 3, 2018	July 28, 2017
Net revenue	$307,945	$302,190	$607,770	$570,555
Cost of sales (excluding depreciation and amortization)	171,179	168,025	337,979	313,748
Gross profit	136,766	134,165	269,791	256,807

Selling and administrative	129,041	127,336	253,041	248,682
Depreciation and amortization	6,897	6,175	13,058	12,683
Other operating (income) expense, net	(47)	480	290	1,988
Operating income (loss)	875	174	3,402	(6,546)
Interest expense	7,001	6,167	13,913	12,292
Other (income) expense, net	(412)	(494)	3,452	(1,236)
Loss before income taxes	(5,714)	(5,499)	(13,963)	(17,602)
Income tax benefit	(429)	(1,619)	(6,048)	(5,883)
NET LOSS	$(5,285)	$(3,880)	$(7,915)	$(11,719)
NET LOSS PER COMMON SHARE
Basic:	$(0.16)	$(0.12)	$(0.25)	$(0.37)
Diluted:	$(0.16)	$(0.12)	$(0.25)	$(0.37)

Basic weighted average common shares outstanding	32,212	32,079	32,168	32,054
Diluted weighted average common shares outstanding	32,212	32,079	32,168	32,054

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.
Condensed Consolidated Statements of Comprehensive Operations
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(in thousands)	August 3, 2018	July 28, 2017	August 3, 2018	July 28, 2017
NET LOSS	$(5,285)	$(3,880)	$(7,915)	$(11,719)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(1,540)	622	(3,176)	1,139
COMPREHENSIVE LOSS	$(6,825)	$(3,258)	$(11,091)	$(10,580)

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share data)	August 3, 2018	July 28, 2017	February 2, 2018
ASSETS
Current assets
Cash and cash equivalents	$194,391	$176,955	$195,581
Restricted cash	1,953	3,300	2,356
Accounts receivable, net	25,925	24,632	49,860
Inventories, net	349,597	370,470	332,297
Prepaid expenses and other current assets	40,967	36,216	26,659
Total current assets	612,833	611,573	606,753
Property and equipment, net	142,261	126,825	136,501
Goodwill	110,000	110,000	110,000
Intangible asset, net	257,000	257,000	257,000
Other assets	8,349	17,007	13,881
TOTAL ASSETS	$1,130,443	$1,122,405	$1,124,135
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$186,207	$181,685	$155,874
Other current liabilities	91,747	85,415	100,257
Total current liabilities	277,954	267,100	256,131
Long-term debt, net	484,350	488,146	486,248
Long-term deferred tax liabilities	58,420	91,015	59,137
Other liabilities	10,494	14,144	15,526
TOTAL LIABILITIES	831,218	860,405	817,042
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 authorized: 480,000,000 shares; issued and outstanding: 32,212,290, 32,087,532 and 32,101,793, respectively	320	320	320
Additional paid-in capital	349,338	345,139	347,175
Accumulated deficit	(36,665)	(72,172)	(29,810)
Accumulated other comprehensive loss	(13,768)	(11,287)	(10,592)
Total stockholders’ equity	299,225	262,000	307,093
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,130,443	$1,122,405	$1,124,135

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	26 Weeks Ended
(in thousands)	August 3, 2018	July 28, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,915)	$(11,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,058	12,683
Amortization of debt issuance costs	965	856
Loss on property and equipment	284	62
Stock-based compensation	2,696	1,800
Deferred income taxes	128	(88)
Change in operating assets and liabilities:
Inventories	(20,223)	(43,493)
Accounts payable	33,678	22,434
Other operating assets	18,545	5,603
Other operating liabilities	(16,384)	(1,333)
Net cash provided by (used in) operating activities	24,832	(13,195)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(22,203)	(20,223)
Net cash used in investing activities	(22,203)	(20,223)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on term loan facility	(2,575)	(2,575)
Payments of employee withholding taxes on share-based compensation	(533)	(629)
Net cash used in financing activities	(3,108)	(3,204)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(1,114)	469
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,593)	(36,153)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	197,937	216,408
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$196,344	$180,255
SUPPLEMENTAL CASH FLOW DATA
Unpaid liability to acquire property and equipment	$4,990	$4,438
Income taxes paid, net of refunds	$1,349	$3,802
Interest paid	$12,938	$11,257

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
• ASU - FASB Accounting Standards Update
• CAM - Common area maintenance for leased properties
• Company Operated stores - Lands' End retail stores
• Current ABL Facility - Asset-based senior secured credit agreements, dated as of November 16, 2017, with Wells Fargo Bank, N.A. and certain other lenders
• Debt Facilities - Collectively, the Current ABL Facility and the Term Loan Facility
• Deferred Awards - Time vesting stock awards
• EPS - Earnings (loss) per share
• ESL - ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert
• FASB - Financial Accounting Standards Board
• First Quarter 2018 - The thirteen weeks ended May 4, 2018
• Fiscal 2018 - The fifty-two weeks ending February 1, 2019
• Fiscal 2020 - The fifty-two weeks ending January 29, 2021
• Fourth Quarter 2017 - The fourteen weeks ended February 2, 2018
• GAAP - Accounting principles generally accepted in the United States
• Lands' End Shops at Sears - Lands' End shops operated within Sears stores
• LIBOR - London inter-bank offered rate
• Option Awards - Stock option awards
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
• Second Quarter 2018 - The thirteen weeks ended August 3, 2018.
• Second Quarter 2017 - The thirteen weeks ended July 28, 2017
Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders
• SHMC - Sears Holdings Management Corporation, a subsidiary of Sears Holdings Corporation
• SYW - Shop Your Way member loyalty program
• Target Shares - Shares to be delivered to participants based on achievement of target performance metrics
• Tax Act - The Tax Cuts and Jobs Act passed by the United States government on December 22, 2017
• Tax Sharing Agreement - A tax sharing agreement entered into by Sears Holdings Corporation and Lands' End in connection with the Separation
• Term Loan Facility - Term loan credit agreements, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders
• UTBs - Gross unrecognized tax benefits
• Year-to-Date 2018 - The twenty-six weeks ended August 3, 2018
• Year-to-Date 2017 - The twenty-six weeks ended July 28, 2017
Basis of Presentation
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
Reclassifications
In the First Quarter 2018, the Company adopted ASU 2016-18, Restricted Cash, which changed the required presentation of Restricted cash on the Condensed Consolidated Statements of Cash Flows to include those amounts generally described as Restricted cash or restricted cash equivalents with Cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown. As a result of the adoption, the Company reclassified the amount of beginning-of-period cash, cash equivalents, and restricted cash presented in the Condensed Consolidated Statement of Cash Flows to include Restricted cash.

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
Revenues include sales of merchandise and delivery revenues related to merchandise sold. Substantially all of the Company's revenue is recognized when control of product passes to customers, which for the Direct segment is when the merchandise is expected to be received by the customer and for the Retail segment, is at the time of sale in the store. Revenues are adjusted for estimated returns and volume rebates with a corresponding liability recorded. Effective in the First Quarter 2018, the Company changed its balance sheet presentation for estimated product returns by reporting a product return asset for the right to receive returned products and a returns liability for amounts expected to be refunded to customers as a result of product returns. The product return asset is reported within Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet. Prior to adoption, product return assets were netted against deferred revenue and reported within Other current liabilities. The impact of the adoption was recorded as a non-cash transaction in other operating assets and other operating liabilities in the condensed consolidated statement of cash flows.The returns liability and payments received from customers for future delivery of products are reported within Other current liabilities in the Condensed Consolidated Balance Sheet. The adoption of this guidance did not have an impact on the recording of these liabilities.
The Company recorded a decrease to opening Accumulated deficit and Other current liabilities in the Condensed Consolidated Balance Sheet of $1.1 million due to the cumulative impact related to the accounting for gift card breakage.
The impact of adoption on the Condensed Consolidated Balance Sheet as of February 3, 2018 was:

(in thousands)	February 2, 2018(As reported)	Impact of Adoption	February 3, 2018
Assets:
Prepaid expenses and other current assets	$26,659	$10,425	$37,084

Liabilities:
Other current liabilities	100,257	9,365	109,622

Stockholders' Equity:
Accumulated deficit	(29,810)	1,060	(28,750)

The impact of the new revenue recognition guidance on our Condensed Consolidated Balance Sheet as of August 3, 2018 was:

	August 3, 2018
(in thousands)	Balances Without Adoption	Impact of Adoption	As Reported
Assets:
Prepaid expenses and other current assets	$31,757	$9,210	$40,967

Liabilities:
Other current liabilities	83,657	8,090	91,747

Stockholders' Equity:
Accumulated deficit	(37,785)	1,120	(36,665)

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
The following table summarizes the components of basic and diluted EPS:

	13 Weeks Ended		26 Weeks Ended
(in thousands, except per share amounts)	August 3, 2018	July 28, 2017	August 3, 2018	July 28, 2017
Net loss	$(5,285)	$(3,880)	$(7,915)	$(11,719)

Basic weighted average common shares outstanding	32,212	32,079	32,168	32,054
Dilutive effect of stock awards	—	—	—	—
Diluted weighted average common shares outstanding	32,212	32,079	32,168	32,054

Basic loss per share	$(0.16)	$(0.12)	$(0.25)	$(0.37)
Diluted loss per share	$(0.16)	$(0.12)	$(0.25)	$(0.37)
Stock awards are considered anti-dilutive based on the application of the treasury stock method or in the event of a net loss. There were 440,906, 41,080, 454,433, and 69,239 anti-dilutive shares excluded from the diluted weighted average shares outstanding for Second Quarter 2018, Second Quarter 2017, Year-to-Date 2018, and Year-to-Date 2017, respectively.
NOTE 4. OTHER COMPREHENSIVE (LOSS) INCOME
Other comprehensive (loss) income encompasses all changes in equity other than those arising from transactions with stockholders, and is comprised solely of foreign currency translation adjustments.

	13 Weeks Ended		26 Weeks Ended
(in thousands)	August 3, 2018	July 28, 2017	August 3, 2018	July 28, 2017
Beginning balance: Accumulated other comprehensive loss (net of tax of $3,250, $6,189, $2,816 and $6,691, respectively)	$(12,228)	$(11,909)	$(10,592)	$(12,426)
Other comprehensive (loss) income:
Foreign currency translation adjustments (net of tax of $410, $(135), $844, and $(637), respectively)	(1,540)	622	(3,176)	1,139
Ending balance: Accumulated other comprehensive loss (net of tax of $3,660, $6,054, $3,660, and $6,054, respectively)	$(13,768)	$(11,287)	$(13,768)	$(11,287)
No amounts were reclassified out of Accumulated other comprehensive loss during any of the periods presented.

NOTE 5. DEBT
The Company's debt consisted of the following:

	August 3, 2018		July 28, 2017		February 2, 2018
(in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Term Loan Facility, maturing April 4, 2021	$493,113	5.34%	$498,263	4.48%	$495,688	4.82%
Current ABL Facility, maturing November 16, 2022(1)	—	—%	—	—%	—	—%
	493,113		498,263		495,688
Less: Current maturities in Other current liabilities	5,150		5,150		5,150
Less: Unamortized debt issuance costs	3,613		4,967		4,290
Long-term debt, net	$484,350		$488,146		$486,248
(1) July 28, 2017 amounts pertain to Prior ABL Facility.

The following table summarizes the Company's borrowing availability under the ABL Facilities:

(in thousands)	August 3, 2018	July 28, 2017	February 2, 2018
Current ABL Facility maximum borrowing(1)	$175,000	$175,000	$175,000
Outstanding Letters of Credit(1)	14,862	10,362	22,328
Borrowing availability under ABL(1)	$160,138	$164,638	$152,672
(1) July 28, 2017 amounts pertain to Prior ABL Facility.
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
Representations and Warranties; Covenants
Subject to specified exceptions, the Debt Facilities contain various representations and warranties and restrictive covenants that, among other things, restrict the ability of Lands’ End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the Current ABL Facility falls below the greater of 10% of the loan cap amount or $15.0 million, Lands’ End will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Debt Facilities do not otherwise contain financial maintenance covenants. The Company was in compliance with all financial covenants related to the Debt Facilities as of August 3, 2018.
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

ii.
Stock option awards ("Option Awards") provide the recipient with the option to purchase a set number of shares at a stated exercise price over the term of the contract, which is ten years for all Option Awards currently outstanding. Options are granted with a strike price equal to the stock price on the date of grant.

iii.
Performance-based stock awards ("Performance Awards") are in the form of restricted stock units and have, in addition to a service requirement, performance criteria that must be achieved for the awards to be earned. Performance Awards granted prior to Fiscal 2018 had annual vesting, but due to the performance criteria, were not eligible for straight-line expensing. All Performance Awards granted prior to Fiscal 2018 were forfeited during the period. For Performance Awards granted in Fiscal 2018, the Target Shares earned can range from 0% to 200% and depend on the achievement of Adjusted EBITDA and revenue performance measures for the cumulative three-fiscal year performance period from Fiscal 2018 to Fiscal 2020. The applicable percentage of the Target Shares, as determined by performance, vest after the completion of the applicable three year performance period, and unearned Target Shares are forfeited. The fair value of the Performance Awards granted in Fiscal 2018 is based on the closing price of the Company’s common stock on the grant date. Stock-based compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover and adjusted based on the Company's estimate of the percentage of the aggregate Target Shares expected to be earned.

The following table provides a summary of the Company's stock-based compensation expense, which is included in Selling and administrative expense in the Condensed Consolidated Statements of Operations:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	August 3, 2018	July 28, 2017	August 3, 2018	July 28, 2017
Deferred Awards	$1,231	$1,015	$1,940	$1,436
Option Awards	187	185	374	276
Performance Awards	312	21	382	88
Total stock-based compensation expense	$1,730	$1,221	$2,696	$1,800

The following table provides a summary of the activities for stock awards for Year-to-Date 2018:

	Deferred Awards		Option Awards		Performance Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares(1)	Weighted Average Grant Date Fair Value per Share
Unvested as of February 2, 2018	497	$22.07	343	$8.73	15	$21.94
Granted	289	22.00	—	—	195	21.90
Vested	(137)	21.85	(86)	8.73	—	—
Forfeited or expired	(16)	22.13	—	—	(18)	21.93
Unvested as of August 3, 2018	633	21.86	257	8.73	192	21.90
(1) For those awards with respect to which the performance period is not yet complete, the number of unvested shares in the table above is based on the participants earning their Target Shares at 100%; however, the cumulative expense recognized reflects changes in estimated achievement of the performance measures as they occur.
Total unrecognized stock-based compensation expense related to unvested Deferred Awards was approximately $10.0 million as of August 3, 2018, which is expected to be recognized ratably over a weighted average period of 2.2 years. Deferred Awards granted to various employees during Fiscal 2018 generally vest ratably over a period of three years.
Total unrecognized stock-based compensation expense related to unvested Option Awards was approximately $2.0 million as of August 3, 2018, which is expected to be recognized ratably over a weighted average period of 2.6 years. The Option Awards have a life of ten years and vest ratably over a period of four years. The fair value of each Option Award was estimated on the grant date using the Black-Scholes option pricing model. As of August 3, 2018, 85,784 shares related to Option Awards were exercisable. No options have been exercised as of August 3, 2018.
Total unrecognized stock-based compensation expense related to unvested Performance Awards was approximately $3.3 million as of August 3, 2018, which is expected to be recognized ratably over a weighted average period of 2.6 years. Performance Awards granted to various employees during Fiscal 2018 vest, if earned, after completion of the applicable three year performance period.
NOTE 7. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
Restricted cash is reflected on the Condensed Consolidated Balance Sheets at fair value. The fair value of restricted cash was $2.0 million, $3.3 million and $2.4 million as of August 3, 2018, July 28, 2017 and February 2, 2018, respectively based on Level 1 inputs. Restricted cash amounts are valued based upon statements received from financial institutions.
The carrying amount of the Company's Cash and cash equivalents, Accounts receivable, Accounts payable and Other current liabilities approximate their fair value as recorded due to the short-term maturity of these instruments.
Carrying values and fair values of long-term debt, including the short-term portion, in the Condensed Consolidated Balance Sheets are as follows:

	August 3, 2018		July 28, 2017		February 2, 2018
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including short-term portion	$493,113	$476,470	$498,263	$418,541	$495,688	$443,641
Long-term debt, including short-term portion was valued utilizing Level 2 valuation techniques based on the closing inactive market bid price on August 3, 2018, July 28, 2017, and February 2, 2018. There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis as of August 3, 2018, July 28, 2017, and February 2, 2018.

NOTE 8. INCOME TAXES
The Company recorded a tax benefit for the Second Quarter 2018 and Year-to-Date 2018, with effective tax rates of 7.5% and 43.3%, respectively. This compares to effective tax rates of 29.4% and 33.4% for the Second Quarter 2017 and Year-to-Date 2017. The lower effective tax rate was primarily due to the Tax Act. The Year-to-Date 2018 rate also reflects the reversal of UTBs reported in the First Quarter 2018 driven by favorable state tax audit settlements for periods prior to separation from Sears Holdings Corporation, partially offset by impacts of the Tax Act.
The Tax Act was enacted on December 22, 2017. In connection with the Tax Act, the Company re-measured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future under the Tax Act. Pursuant to Staff Accounting Bulletin No. 118, a provisional amount for the change in law was recorded in Fourth Quarter 2017. As these estimates are refined and potential planning opportunities present themselves, the Company will revise its estimate. The Company will continue its assessment of the impact of the Tax Act on the business and Consolidated Financial Statements throughout the one-year measurement period as provided by SAB 118.
As of August 3, 2018, the Company had UTBs of $1.9 million. Of this amount, $1.5 million would, if recognized, impact its effective tax rate, with the remaining amount being comprised of UTBs related to gross temporary differences or other indirect benefits. Pursuant to the Tax Sharing Agreement, Sears Holdings Corporation is generally responsible for all United States federal, state and local UTBs, through the date of the Separation and, as such, an indemnification asset from Sears Holdings Corporation for the pre-Separation UTBs is recorded in Other assets in the Condensed Consolidated Balance Sheets. The indemnification asset was $2.6 million, $11.8 million and $7.4 million as of August 3, 2018, July 28, 2017, and February 2, 2018, respectively.
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
The components of the transactions between the Company and Sears Holdings, which exclude pass-through payments to third parties, are as follows:

Lands’ End Shops at Sears
Related party costs charged by Sears Holdings to the Company related to Lands’ End Shops at Sears are as follows:

	13 Weeks Ended		26 Weeks Ended
(in thousands, except for number of stores)	August 3, 2018	July 28, 2017	August 3, 2018	July 28, 2017
Rent, CAM and occupancy costs	$4,027	$5,597	$8,521	$11,506
Retail services, store labor	3,723	5,594	7,853	11,142
Financial services and payment processing	452	676	841	1,148
Supply chain costs	106	200	236	391
Total expenses	$8,308	$12,067	$17,451	$24,187
Number of Lands’ End Shops at Sears at period end	147	204	147	204
General Corporate Services
Related party costs charged by Sears Holdings to the Company for general corporate services are as follows:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	August 3, 2018	July 28, 2017	August 3, 2018	July 28, 2017
Sourcing	$1,497	$2,682	$3,314	$5,080
Shop Your Way	215	321	382	697
Shared services	48	48	95	95
Total expenses	$1,760	$3,051	$3,791	$5,872
The Company's contract under which it receives sourcing services from an affiliate of Sears Holdings runs through June 30, 2020. The Company continues to participate in the Shop Your Way program.
Use of Intellectual Property or Services
Related party revenue and costs charged by the Company to and from Sears Holdings for the use of intellectual property or services is as follows:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	August 3, 2018	July 28, 2017	August 3, 2018	July 28, 2017
Call center services	$—	$—	$—	$1,160
Lands' End business outfitters revenue	293	271	618	542
Credit card revenue	169	221	322	433
Royalty income	86	86	113	114
Gift card (expense)	(4)	(7)	(8)	(13)
Total income	$544	$571	$1,045	$2,236
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

Additional Balance Sheet Information
At August 3, 2018, July 28, 2017 and February 2, 2018, the Company included $1.9 million, $3.0 million and $2.0 million in Accounts receivable, net, respectively, and $2.0 million, $3.6 million and $2.9 million in Accounts payable, respectively, in the Condensed Consolidated Balance Sheets to reflect amounts due from and owed to Sears Holdings.
At August 3, 2018, July 28, 2017 and February 2, 2018, respectively, a $2.6 million, $11.8 million and $7.4 million receivable was recorded by the Company in Other assets in the Condensed Consolidated Balance Sheets to reflect the indemnification by Sears Holdings Corporation of the pre-Separation UTBs (including penalties and interest) for which Sears Holdings Corporation is responsible under the Tax Sharing Agreement.
NOTE 11. SEGMENT REPORTING
The Company is a leading multi-channel retailer of casual clothing, accessories, footwear, and home products, and has two reportable segments: Direct and Retail. Product revenue is divided by product categories: Apparel and Non-apparel. The Non-apparel revenue includes accessories, footwear, and home goods. Services and other revenue includes embroidery, monogramming, gift wrapping, shipping and other services. Net revenue is aggregated by product category in the following table:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	August 3, 2018	July 28, 2017	August 3, 2018	July 28, 2017
Net revenue:
Apparel	$256,457	$250,318	$515,740	$481,255
Non-apparel	30,584	29,665	56,476	53,736
Service and other	20,904	22,207	35,554	35,564
Total net revenue	$307,945	$302,190	$607,770	$570,555
The Company identifies reportable segments according to how business activities are managed and evaluated. Each of the Company’s reportable segments are strategic business units that offer similar products and services but are either shipped directly from its warehouses (Direct) or sold through retail stores (Retail). Adjusted EBITDA is the primary measure used to make decisions on allocating resources and assessing performance of each operating segment. Adjusted EBITDA is computed as Net loss appearing on the Condensed Consolidated Statements of Operations net of Income tax benefit, Other income, net, Interest expense, Depreciation and amortization and certain significant items that while periodically affecting the Company's results, may vary significantly from period to period and may have a disproportionate effect in a given period, which may affect comparability of results. Reportable segment assets are those directly used in or clearly allocable to an operating segment’s operations. Depreciation, amortization, and property and equipment expenditures are recognized in each respective segment. There were no material transactions between reporting segments for any periods presented.

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

Financial information by segment is presented in the following tables.
SUMMARY OF SEGMENT DATA

	13 Weeks Ended		26 Weeks Ended
(in thousands)	August 3, 2018	July 28, 2017	August 3, 2018	July 28, 2017
Net revenue:
Direct	$276,602	$259,938	$549,975	$488,228
Retail	31,343	42,252	57,795	82,327
Total net revenue	$307,945	$302,190	$607,770	$570,555

	13 Weeks Ended		26 Weeks Ended
(in thousands)	August 3, 2018	July 28, 2017	August 3, 2018	July 28, 2017
Adjusted EBITDA:
Direct	$15,761	$13,080	$38,095	$24,918
Retail	398	1,859	(4,168)	(1,288)
Corporate / other	(8,434)	(8,110)	(17,177)	(15,505)
Total adjusted EBITDA	$7,725	$6,829	$16,750	$8,125
(Gain) loss on property and equipment	(52)	—	284	62
Transfer of corporate functions	5	480	6	1,926
Depreciation and amortization	6,897	6,175	13,058	12,683
Operating income (loss)	$875	$174	$3,402	$(6,546)
Interest expense	7,001	6,167	13,913	12,292
Other (income) expense, net	(412)	(494)	3,452	(1,236)
Income tax benefit	(429)	(1,619)	(6,048)	(5,883)
NET LOSS	$(5,285)	$(3,880)	$(7,915)	$(11,719)

	13 Weeks Ended		26 Weeks Ended
(in thousands)	August 3, 2018	July 28, 2017	August 3, 2018	July 28, 2017
Depreciation and amortization:
Direct	$6,234	$5,489	$11,805	$11,267
Retail	293	353	575	707
Corporate / other	370	333	678	709
Total depreciation and amortization	$6,897	$6,175	$13,058	$12,683

(in thousands)	August 3, 2018	July 28, 2017	February 2, 2018
Total Assets:
Direct	$856,293	$846,313	$856,986
Retail	53,379	73,953	49,933
Corporate / other	220,771	202,139	217,216
Total assets	$1,130,443	$1,122,405	$1,124,135

	13 Weeks Ended		26 Weeks Ended
(in thousands)	August 3, 2018	July 28, 2017	August 3, 2018	July 28, 2017
Capital expenditures:
Direct	$9,874	$8,832	$20,462	$20,213
Retail	1,581	9	1,741	10
Total capital expenditures	$11,455	$8,841	$22,203	$20,223
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
Revenues include sales of merchandise and delivery revenues related to merchandise sold. Substantially all of the Company's revenue is recognized when control of product passes to customers which for the Direct segment is when the merchandise is expected to be received by the customer and for the Retail segment is at the time of sale in the store. The Company recognizes revenue, including shipping and handling fees billed to customers, in the amount expected to be received when control of the Company's products transfers to customers, and is presented net of various forms of promotions, which range from contractually-fixed percentage price reductions to sales returns, discounts, and other incentives that may vary in amount. Variable amounts are estimated based on an analysis of historical experience and adjusted as better estimates become available. There were no changes to estimates in Second Quarter 2018.
The Company's revenues are disaggregated by product categories and geographic location. Revenue by product category is presented in Note 11, Segment Reporting. Revenue by geographic location was:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	August 3, 2018	July 28, 2017	August 3, 2018	July 28, 2017
Net revenue:
United States	$271,011	$264,830	$527,178	$497,155
Europe	25,938	26,808	57,105	52,205
Asia	10,996	10,552	23,487	21,195
Total Net revenue	$307,945	$302,190	$607,770	$570,555
The Company elected to exclude from revenue, taxes assessed by governmental authorities, including value-added and other sales-related taxes, that are imposed on and concurrent with revenue-producing activities, and as a result there is no change in presentation from prior comparative periods.
Contract Liabilities
Contract liabilities consist of payments received in advance of the transfer of control to the customer. As products are delivered and control transfers, the Company recognizes the deferred revenue in Net revenue in the Condensed Consolidated Statements of Operations. The following table summarizes the deferred revenue associated with payments received in advance of the transfer of control to the customer reported in Other current liabilities in the Condensed Consolidated Balance Sheets and amounts recognized through Net revenues for each period presented. The remainder of deferred revenue as of August 3, 2018 is expected to be recognized in Net revenue in the fiscal quarter ending November 2, 2018, as products are delivered to customers.

	August 3, 2018
(in thousands)	13 Weeks Ended	26 Weeks Ended
Deferred Revenue Beginning of Period	$15,890	$12,838
Deferred Revenue Recognized in Period	(15,890)	(12,838)
Revenue Deferred in Period	8,460	8,460
Deferred Revenue End of Period	$8,460	$8,460
The Company's policy with respect to gift cards is to record revenue when the gift cards are redeemed for merchandise. The Company recognizes gift card breakage income in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage and the Company determines that it does not have an obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property. Gift card breakage is recorded within Net revenue in the Condensed Consolidated Statements of Operations. Prior to their redemption, gift cards are recorded as a liability, included within Other current liabilities in the Condensed Consolidated Balance Sheets. The total contract liability related to gift cards issued was $16.6 million, $18.0 million and $19.3 million as of August 3, 2018, July 28, 2017 and February 2, 2018, respectively. The liability is estimated based on expected breakage that considers historical patterns of redemption. The following table provides the reconciliation of the contract liability related to gift cards:

	August 3, 2018
(in thousands)	13 Weeks Ended	26 Weeks Ended
Balance as of Beginning of Period	$19,290	$19,272
Gift cards sold	9,281	25,353
Gift cards redeemed	(11,683)	(26,347)
Gift card breakage	(262)	(1,652)
Balance as of August 3, 2018	$16,626	$16,626
Refund Liabilities
Refund liabilities, primarily associated with product sales returns and retrospective volume rebates represent variable consideration and are estimated and recorded as a reduction to Net revenue based on historical experience. As of August 3, 2018, July 28, 2017 and February 2, 2018, $18.6 million, $9.6 million and $11.1 million, respectively, of refund liabilities, primarily associated with product returns, were reported in Other current liabilities in the Condensed Consolidated Balance Sheets. Prior to adoption, product return assets and return liabilities were reported within Other current liabilities. As of the adoption date, the product return assets were reclassified and reported as a component of Prepaid expenses and other current assets, and return liabilities continued to be reported in Other current liabilities in the Company's Condensed Consolidated Balance Sheet. See Note 2, Recent Accounting Pronouncements, for additional details on the impact of this change.

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

As used in this Quarterly Report on Form 10-Q, references to the "Company", "Lands' End", "we", "us", "our" and similar terms refer to Lands' End, Inc. and its subsidiaries. Our fiscal year ends on the Friday preceding the Saturday closest to January 31. Other terms that are commonly used in this Quarterly Report on Form 10-Q are defined as follows:
•ABL Facilities - Collectively the Prior ABL Facility and the Current ABL Facility
•Company Operated stores - Retail stores operated by Lands' End
•Current ABL Facility - Asset-based senior secured credit agreements, dated as of November 16, 2017, with Wells Fargo Bank, N.A. and certain other lenders
•Debt Facilities - Collectively, the ABL Facilities and the Term Loan Facility
•ERP - Enterprise resource planning software solutions
•ESL - ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert
•Fiscal 2018 - the fifty-two weeks ending February 1, 2019
•Fiscal November 2018 - the four week fiscal month ending November 30, 2018
•Second Quarter 2018 - the thirteen weeks ended August 3, 2018
•Second Quarter 2017 - the thirteen weeks ended July 28, 2017
•GAAP - Accounting principles generally accepted in the United States
•Lands' End Shops at Sears - Lands' End shops operated within Sears stores
•LIBOR - London inter-bank offered rate
•Prior ABL Facility - Asset-based senior secured credit agreements, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders, terminated November 16, 2017
•Same Store Sales - Net revenue, from stores that have been open for at least 12 full months where selling square footage has not changed by 15% or more within the past year
•Sears Holdings or Sears Holdings Corporation - Sears Holdings Corporation, a Delaware corporation, and its consolidated subsidiaries (other than, for all periods following the Separation, Lands' End)
•SEC - United States Securities and Exchange Commission
•Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders
•Term Loan Facility - Term loan credit agreements, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders
•UK Borrower - A United Kingdom subsidiary borrower of Lands’ End under the Prior ABL Facility

•UTBs - Gross unrecognized tax benefits
•Year-to-Date 2018 - The twenty-six weeks ended August 3, 2018
•Year-to-Date 2017 - The twenty-six weeks ended July 28, 2017

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

•
Discussion and analysis. This section highlights items affecting the comparability of our financial results and provides an analysis of our segment results of operations for Second Quarter 2018, Second Quarter 2017, Year-to-Date 2018 and Year-to-Date 2017.

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
The Company identifies reportable segments according to how business activities are managed and evaluated. Each of the Company’s reportable segments are strategic business units that offer similar products and services but are either shipped directly from our warehouses (Direct) or sold through retail stores (Retail).
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
Results of Operations
The following table sets forth, for the periods indicated, selected income statement data:

	13 Weeks Ended
	August 3, 2018		July 28, 2017
(in thousands)	$'s	% of Net revenue	$’s	% of Net revenue
Net revenue	$307,945	100.0%	$302,190	100.0%
Cost of sales (excluding depreciation and amortization)	171,179	55.6%	168,025	55.6%
Gross profit	136,766	44.4%	134,165	44.4%
Selling and administrative	129,041	41.9%	127,336	42.1%
Depreciation and amortization	6,897	2.2%	6,175	2.0%
Other operating (income) expense, net	(47)	—%	480	0.2%
Operating income (loss)	875	0.3%	174	0.1%
Interest expense	7,001	2.3%	6,167	2.0%
Other (income) expense, net	(412)	(0.1)%	(494)	(0.2)%
Loss before income taxes	(5,714)	(1.9)%	(5,499)	(1.8)%
Income tax benefit	(429)	(0.1)%	(1,619)	(0.5)%
NET LOSS	$(5,285)	(1.7)%	$(3,880)	(1.3)%

	26 Weeks Ended
	August 3, 2018		July 28, 2017
(in thousands)	$’s	% of Net revenue	$’s	% of Net revenue
Net revenue	$607,770	100.0%	$570,555	100.0%
Cost of sales (excluding depreciation and amortization)	337,979	55.6%	313,748	55.0%
Gross profit	269,791	44.4%	256,807	45.0%
Selling and administrative	253,041	41.6%	248,682	43.6%
Depreciation and amortization	13,058	2.1%	12,683	2.2%
Other operating (income) expense, net	290	—%	1,988	0.3%
Operating income (loss)	3,402	0.6%	(6,546)	(1.1)%
Interest expense	13,913	2.3%	12,292	2.2%
Other (income) expense, net	3,452	0.6%	(1,236)	(0.2)%
Loss before income taxes	(13,963)	(2.3)%	(17,602)	(3.1)%
Income tax benefit	(6,048)	(1.0)%	(5,883)	(1.0)%
NET LOSS	$(7,915)	(1.3)%	$(11,719)	(2.1)%
Depreciation and amortization is not included in our cost of sales because we are a reseller of inventory and do not believe that including depreciation and amortization is meaningful. As a result, our gross margins may not be comparable to other entities that include depreciation and amortization related to the sale of their product in their gross margin measure.
Net Loss and Adjusted EBITDA
We recorded Net losses of $5.3 million and $7.9 million in the Second Quarter 2018 and Year-to-Date 2018, respectively compared to $3.9 million and $11.7 million in the Second Quarter 2017 and Year-to-Date 2017, respectively. In addition to our Net loss determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted EBITDA measurement. Adjusted EBITDA is computed as Net loss appearing on the Condensed Consolidated Statements of Operations net of Income tax benefit, Other income, net, Interest expense, Depreciation and amortization, and certain significant items set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our businesses for comparable periods, and as an executive compensation metric. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.
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

◦	Transfer of corporate functions - severance and contract losses associated with a transition of certain corporate activities from our New York office to our Dodgeville headquarters.

◦	Gain or loss on property and equipment - management considers the gains or losses on asset valuation to result from investing decisions rather than ongoing operations.

	13 Weeks Ended
	August 3, 2018		July 28, 2017
(in thousands)	$’s	% of Net revenue	$’s	% of Net revenue
Net loss	$(5,285)	(1.7)%	$(3,880)	(1.3)%
Income tax benefit	(429)	(0.1)%	(1,619)	(0.5)%
Other (income) expense, net	(412)	(0.1)%	(494)	(0.2)%
Interest expense	7,001	2.3%	6,167	2.0%
Operating income (loss)	875	0.3%	174	0.1%
Depreciation and amortization	6,897	2.2%	6,175	2.0%
Transfer of corporate functions	5	—%	480	0.2%
(Gain) on property and equipment	(52)	—%	—	—%
Adjusted EBITDA	$7,725	2.5%	$6,829	2.3%

	26 Weeks Ended
	August 3, 2018		July 28, 2017
(in thousands)	$’s	% of Net revenue	$’s	% of Net revenue
Net loss	$(7,915)	(1.3)%	$(11,719)	(2.1)%
Income tax benefit	(6,048)	(1.0)%	(5,883)	(1.0)%
Other (income) expense, net	3,452	0.6%	(1,236)	(0.2)%
Interest expense	13,913	2.3%	12,292	2.2%
Operating income (loss)	3,402	0.6%	(6,546)	(1.1)%
Depreciation and amortization	13,058	2.1%	12,683	2.2%
Transfer of corporate functions	6	—%	1,926	0.3%
Loss on property and equipment	284	—%	62	—%
Adjusted EBITDA	$16,750	2.8%	$8,125	1.4%
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
Discussion and Analysis
Second Quarter 2018 compared with Second Quarter 2017
Net Revenue
Net revenue for Second Quarter 2018 was $307.9 million, compared with $302.2 million in the comparable period of the prior year, an increase of $5.8 million, or 1.9%. The increase was comprised of an increase in our Direct segment of $16.7 million and a decrease in our Retail segment of $10.9 million.
Direct segment Net revenue was $276.6 million for Second Quarter 2018, an increase of $16.7 million, or 6.4%, from the comparable period of the prior year. The increase in the Direct segment was primarily attributable to the remainder of the launch of our Delta Airlines business as well as the continued growth in our U.S. consumer business. We continued to increase our buyer file and our conversion rate in our U.S. consumer business helping to drive the increase, particularly in key items in our assortment such as swimwear, shorts, cover ups, and dresses.

Retail segment Net revenue was $31.3 million for Second Quarter 2018, a decrease of $10.9 million, or 25.8%, from the comparable period of the prior year. Same Store Sales declined 5.8% as compared to the same period of the prior year. The decrease was primarily attributable to a reduction of 57 of our Lands’ End Shops at Sears locations and a 6.7% decrease in Lands' End Shops at Sears Same Store Sales. Company Operated stores experienced a decrease of 0.6% in Same Store Sales. On August 3, 2018, the Company had 147 Lands’ End Shops at Sears and 15 Company Operated stores compared with 204 Lands’ End Shops at Sears and 14 Company Operated stores on July 28, 2017.
Gross Profit
Gross profit increased $2.6 million to $136.8 million and gross margin increased slightly to 44.4% of total Net revenue, in Second Quarter 2018, compared with $134.2 million, or 44.4% of total Net revenue, in Second Quarter 2017. The Gross profit increase was comprised of an increase in our Direct segment of $7.5 million and a decrease in our Retail segment of $4.9 million.
Direct segment Gross profit increased $7.5 million to $122.4 million in Second Quarter 2018 from $115.0 million in Second Quarter 2017. Direct segment gross margin increased approximately 10 basis points to 44.3% of total Net revenue in Second Quarter 2018, compared with 44.2% of total Net revenue in Second Quarter 2017. The gross margin increase was driven by stronger merchandise margins and tighter inventory management of our seasonal assortment offset by the lower margin Delta Airlines business. Retail segment Gross profit decreased $4.9 million to $14.3 million in Second Quarter 2018 from $19.1 million in Second Quarter 2017. Retail segment gross margin increased approximately 40 basis points to 45.7% of Net revenue, in Second Quarter 2018, compared to 45.3% of Net revenue, in Second Quarter 2017 through effective inventory management of our seasonal assortment, which led to a reduction in clearance sales and stronger merchandise margins.
Selling and Administrative Expenses
Selling and administrative expenses increased $1.7 million to $129.0 million, a decrease of approximately 20 basis points to 41.9% of total Net revenue, in Second Quarter 2018, compared with $127.3 million, or 42.1% of Net revenue, in Second Quarter 2017. The increase in Selling and administrative expenses was due to an increase of $4.8 million in the Direct Segment and $0.3 million in Corporate expenses, offset by a decrease of $3.4 million in the Retail segment.
Direct segment Selling and administrative expenses were $106.7 million, a decrease of approximately 60 basis points to 38.6% of Net revenue, in Second Quarter 2018, compared with $101.9 million, or 39.2% of Net revenue, in Second Quarter 2017. The basis point decrease was largely attributable to the leveraging of existing marketing expenses to drive higher sales volume, partially offset by increased incentive compensation.
Retail segment Selling and administrative expenses were $13.9 million, an increase of approximately 340 basis points to 44.4% of Net revenue, in Second Quarter 2018, compared with $17.3 million, or 41.0% of Net revenue, in Second Quarter 2017. The basis point increase was largely attributable to the reduction in the number of Lands' End Shops at Sears and negative same store sales.
Corporate / other Selling and administrative expenses were $8.4 million compared with $8.1 million for Second Quarter 2018 and Second Quarter 2017, respectively. The $0.3 million, or 3.7%, increase was largely attributable to an increase in incentive compensation expenses.
Depreciation and Amortization
Depreciation and amortization expense was $6.9 million in Second Quarter 2018, an increase of $0.7 million or 11.7%, compared with $6.2 million in Second Quarter 2017, primarily attributable to an increase in depreciation associated with our ongoing multi-year ERP system implementation.
Other Operating (Income) Expense, Net
Other operating expense, net was insignificant in Second Quarter 2018 compared to $0.5 million in Second Quarter 2017, primarily due to severance charges associated with the transition of certain corporate activities from the New York office to the Company's Dodgeville headquarters in Second Quarter 2017.

Operating Income (Loss)
Operating income was $0.9 million in Second Quarter 2018 compared to $0.2 million in Second Quarter 2017 primarily due to increased revenue driven by the Direct Segment and the leveraging of the existing cost structure.
Interest Expense
Interest expense was $7.0 million in Second Quarter 2018 compared to $6.2 million in Second Quarter 2017, reflective of a rising interest rate environment.
Other (Income) Expense, Net
Other income, net was $0.4 million in Second Quarter 2018 compared to $0.5 million in Second Quarter 2017.
Income Tax Benefit
The Income tax benefit was $0.4 million for Second Quarter 2018 compared to $1.6 million in Second Quarter 2017. The effective tax rate was 7.5% in Second Quarter 2018 compared with 29.4% in Second Quarter 2017. The lower benefit is primarily due to the Tax Act.
Net Loss
As a result of the above factors, Net loss was $5.3 million and diluted loss per share was $0.16 in Second Quarter 2018 compared with a Net loss of $3.9 million and diluted loss per share of $0.12 in Second Quarter 2017.
Adjusted EBITDA
As a result of the above factors, Adjusted EBITDA increased to $7.7 million in Second Quarter 2018 from $6.8 million in Second Quarter 2017.
Year-to-Date 2018 compared with Year-to-Date 2017
Net Revenue
Net revenue for Year-to-Date 2018 was $607.8 million, compared with $570.6 million in the comparable period of the prior year, an increase of $37.2 million or 6.5%. The increase was comprised of an increase in our Direct segment of $61.7 million and a decrease in our Retail segment of $24.5 million.
Direct segment Net revenue was $550.0 million for Year-to-Date 2018, an increase of $61.7 million, or 12.6%, from the comparable period of the prior year. The increase in the Direct segment was largely attributable to the launch of Delta Airlines business and an increase in our U.S. consumer business. In our U.S. consumer business, we increased our buyer file and conversion rate helping to drive increased revenue across our assortment.
Retail segment Net revenue was $57.8 million for Year-to-Date 2018, a decrease of $24.4 million, or 29.7%, from the comparable period of the prior year primarily due to the reduction of Lands' End Shops at Sears. Same Store Sales declined 12.4% compared to the same period of the prior year. The decrease was primarily attributable to a reduction of 57 of our Lands' End Shops at Sears locations and a 13.6% decrease in Lands' End Shops at Sears Same Store Sales. Company Operated stores experienced a decrease of 5.1% in Same Store Sales. On August 3, 2018, the Company operated 147 Lands’ End Shops at Sears and 15 global Lands’ End stores compared with 204 Lands’ End Shops at Sears and 14 Company Operated stores on July 28, 2017.
Gross Profit
Gross profit increased $13.0 million to $269.8 million and gross margin decreased approximately 60 basis points to 44.4% of Net revenue in Year-to-Date 2018, compared with $256.8 million, or 45.0% of Net revenue, in Year-to-Date 2017. The Gross profit increase was comprised of an increase in our Direct segment of $22.9 million offset by a decrease in our Retail segment of $9.9 million.
Direct segment Gross profit increased 10.3% to $245.5 million in Year-to-Date 2018 from $222.6 million in Year-to-Date 2017. Direct segment gross margin decreased approximately 100 basis points to 44.6% of Net revenue for Year-to-Date 2018, compared with 45.6% of Net revenue for Year-to-Date 2017. The gross margin decrease was primarily attributable to increased promotional activity in the highly competitive retail environment as well as the launch of the lower margin Delta Airlines business.
Retail segment Gross profit decreased 28.7% to $24.3 million in Year-to-Date 2018 from $34.1 million in Year-to-Date 2017. Retail segment gross margin increased approximately 50 basis points to 42.0% of Net revenue, for Year-to-Date 2018, compared to 41.5% of Net revenue for Year-to-Date 2017 primarily attributable to tighter inventory management requiring lower markdowns of our assortment.
Selling and Administrative Expenses
Selling and administrative expenses increased 1.7% to $253.0 million, a decrease of approximately 200 basis points to 41.6% of Net revenue, in Year-to-Date 2018, compared with $248.7 million, or 43.6% of Net revenue, in Year-to-Date 2017. The increase in Selling and administrative expenses was primarily due to an increase of $9.7 million in the Direct segment and $1.7 million in Corporate expenses, partially offset by a decrease of $7.0 million in the Retail segment.
Direct segment Selling and administrative expenses were $207.4 million, a decrease of approximately 280 basis points to 37.7% of Net revenue, in Year-to-Date 2018, compared with $197.7 million, or 40.5% of Net revenue, for Year-to-Date 2017. The basis point decrease was largely attributable to improved cost leverage, partially offset by increased incentive compensation expense.
Retail segment Selling and administrative expenses were $28.5 million, an increase of approximately 620 basis points to 49.3% of Net revenue, in Year-to-Date 2018, compared with $35.5 million, or 43.2% of Net revenue, in Year-to-Date 2017. The basis point increase was largely attributable to the reduction in the number of Lands' End Shops at Sears and negative same store sales.
Corporate / other Selling and administrative expenses were $17.2 million compared with $15.5 million in Year-to-Date 2018 and Year-to-Date 2017, respectively. The $1.7 million, or 11.0%, increase was primarily due to an increase in incentive compensation expenses.
Depreciation and Amortization
Depreciation and amortization expense was $13.1 million in Year-to-Date 2018, an increase of $0.4 million, or 3.0%, compared with $12.7 million in Year-to-Date 2017, primarily attributable to an increase in depreciation associated with our ongoing multi-year ERP system implementation.
Other Operating (Income) Expense, Net
Other operating expense (income), net was expense of $0.3 million in Year-to-Date 2018 compared to $2.0 million in the Year-to-Date 2017, due to severance charges in the Year-to-Date 2017 associated with the transition of certain corporate activities from the New York office to the Company's Dodgeville headquarters.
Operating Income (Loss)
Operating income was $3.4 million in Year-to-Date 2018 compared to Operating loss of $6.5 million in Year-to-Date 2017. The increase was primarily due to improved growth in our Direct business, partially offset by closures of Lands' End Shops at Sears.
Interest Expense
Interest expense was $13.9 million in Year-to-Date 2018 compared to $12.3 million in Year-to-Date 2017, reflective of a rising interest rate environment.
Other (Income) Expense, Net
Other expense, net was $3.5 million in Year-to-Date 2018 compared to Other income, net of $1.2 million in Year-to-Date 2017. Other expense in Year-to-Date 2018 was primarily attributable to the reversal of indemnification assets from Sears Holdings Corporation for UTBs and accrued interest due to favorable state tax audit settlements for periods prior to the Separation.

Income Tax Benefit
Income tax benefit was $6.0 million for Year-to-Date 2018 compared to $5.9 million in Year-to-Date 2017. The effective tax rate was 43.3% in Year-to-Date 2018 compared with 33.4% in Year-to-Date 2017. The higher benefit resulted from the reversal of UTBs as a consequence of the favorable state tax audit settlements for periods prior to the Separation, partially offset by impacts of the Tax Act.
Net Loss
As a result of the above factors, Net loss was $7.9 million and diluted loss per share was $0.25 in Year-to-Date 2018 compared with Net loss of $11.7 million and diluted loss per share of $0.37 in Year-to-Date 2017.
Adjusted EBITDA
As a result of the above factors, Adjusted EBITDA increased to $16.8 million in Year-to-Date 2018 from $8.1 million in Year-to-Date 2017.

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
Description of Material Indebtedness
Debt Arrangements
On November 16, 2017, the Company entered into the Current ABL Facility, which provides for maximum borrowings of $175.0 million for the Company, subject to a borrowing base. The Current ABL Facility has a letter of credit sub-limit of $70.0 million. The Current ABL Facility is available for working capital and other general corporate purposes and was undrawn other than for $14.9 million in outstanding letters of credit.
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
Representations and Warranties; Covenants
Subject to specified exceptions, the Debt Facilities contain various representations and warranties and restrictive covenants that, among other things, restrict the ability of Lands’ End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the Current ABL Facility falls below the greater of 10% of the loan cap amount or $15.0 million, Lands’ End will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Debt Facilities do not otherwise contain financial maintenance covenants. The Company was in compliance with all financial covenants related to the Debt Facilities as of August 3, 2018.
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
Cash Flows from Operating Activities
Net cash provided by operating activities increased to $24.8 million in the Year-to-Date 2018 from a net cash use of $13.2 million in the Year-to-Date 2017, primarily driven by improved working capital management through:

•	Improved inventory management reducing both overall and aged inventory,

•	Lower Accounts payable payments in Fiscal 2018 due to timing of inventory receipts and payments,

•	Higher receipts from Accounts receivable, net in Fiscal 2018 due to high customer receivables outstanding at the beginning of the year related to the Delta Airlines launch.
Cash Flows from Investing Activities
Net cash used in investing activities was $22.2 million and $20.2 million for Year-to-Date 2018 and Year-to-Date 2017, respectively. Cash used in investing activities for both periods was primarily used for investments to update our information technology infrastructure and property and equipment.
For Fiscal 2018, we plan to invest a total of approximately $35.0 million to $45.0 million in capital expenditures for strategic investments and infrastructure, primarily associated with our ERP investment, other technology investments and general corporate needs.
Cash Flows from Financing Activities
Net cash used by financing activities was $3.1 million and $3.2 million for Year-to-Date 2018 and Year-to-Date 2017, respectively, consisting primarily of our quarterly payments on our Term Loan Facility.

Contractual Obligations and Off-Balance-Sheet Arrangements
There have been no material changes to our contractual obligations and off-balance-sheet arrangements as discussed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2018.
Financial Instruments with Off-Balance-Sheet Risk
On November 16, 2017, the Company entered into an asset-based lending credit agreement with Wells Fargo Bank, National Association, which provides for maximum borrowings of $175.0 million for the Company, subject to a borrowing base. The Current ABL Facility has a letter of credit sub-limit of $70.0 million. The Current ABL Facility is available for working capital and other general corporate purposes. The Current ABL Facility will mature no later than November 16, 2022, subject to customary extension provisions provided for therein. The Current ABL Facility is available for working capital and other general corporate purposes and was undrawn at May 4, 2018, other than for $14.9 million in outstanding letters of credit.
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
For a complete discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended February 2, 2018, and Note 2, Recent Accounting Pronouncements. There have been no significant changes in our critical accounting policies or their application since February 2, 2018, except as described below.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in currency rates. A significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of August 3, 2018, we had $25.3 million of cash denominated in foreign currencies, principally in British Pound Sterling, Euros and Yen. We do not enter into financial instruments for trading purposes or hedging and have not used any derivative financial instruments. We do not consider our foreign earnings to be permanently reinvested.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based on their evaluation for the period covered by this Quarterly Report on Form 10-Q, Lands’ End’s Chief Executive Officer and President and Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer have concluded that, as of August 3, 2018, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective.
Changes in Internal Control over Financial Reporting
During the Second Quarter 2018, the Company implemented additional capabilities to upgrade our inventory purchase order and matching systems related to a multi-year implementation of a global enterprise resource planning ("ERP") system . The Company expects that the new ERP system will enhance the overall system of internal controls over financial reporting through further automation and integration of business processes, although it is not being implemented in response to any identified deficiency in the Company’s internal controls over financial reporting.
Other than the ERP implementation, there have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 under the Exchange Act during the second fiscal quarter ended August 3, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Letter Agreement with respect to RRC/CRC Charges, dated as of July 9, 2018, by and between Sears, Roebuck and Co. and Lands' End, Inc., amending Lands' End Shops at Sears Retail Operations Agreement, dated as of April 4, 2014.*

10.2
Letter Agreement with respect to Assistant Store Manager - Apparel Charges, dated as of July 9, 2018, by and between Sears, Roebuck and Co. and Lands' End, Inc., amending Lands' End Shops at Sears Retail Operations Agreement, dated as of April 4, 2014.*

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

Dated: September 6, 2018

By:	/s/ James F. Gooch
James F. Gooch
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)