Form 10-Q
period 2018-11-02
LANDS' END, INC.
filed 2018-12-06
CIK 799288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 2, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
As of December 3, 2018 the registrant had 32,211,641 shares of common stock, $0.01 par value, outstanding.

LANDS’ END, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 2, 2018

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LANDS’ END, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(in thousands, except per share data)	November 2, 2018	October 27, 2017	November 2, 2018	October 27, 2017
Net revenue	$341,570	$325,489	$949,340	$896,044
Cost of sales (excluding depreciation and amortization)	190,608	183,515	528,587	497,262
Gross profit	150,962	141,974	420,753	398,782

Selling and administrative	135,274	129,122	388,315	377,804
Depreciation and amortization	7,361	6,347	20,420	19,031
Other operating (income) expense, net	(158)	564	132	2,552
Operating income (loss)	8,485	5,941	11,886	(605)
Interest expense	7,303	6,350	21,216	18,642
Other expense (income), net	1,866	(576)	5,317	(1,812)
(Loss) income before income taxes	(684)	167	(14,647)	(17,435)
Income tax (benefit) expense	(3,978)	5	(10,026)	(5,878)
NET INCOME (LOSS)	$3,294	$162	$(4,621)	$(11,557)
NET INCOME (LOSS) PER COMMON SHARE
Basic:	$0.10	$0.01	$(0.14)	$(0.36)
Diluted:	$0.10	$0.01	$(0.14)	$(0.36)

Basic weighted average common shares outstanding	32,211	32,095	32,182	32,068
Diluted weighted average common shares outstanding	32,314	32,117	32,182	32,068

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.
Condensed Consolidated Statements of Comprehensive Operations
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(in thousands)	November 2, 2018	October 27, 2017	November 2, 2018	October 27, 2017
NET INCOME (LOSS)	$3,294	$162	$(4,621)	$(11,557)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(39)	(79)	(3,215)	1,060
COMPREHENSIVE INCOME (LOSS)	$3,255	$83	$(7,836)	$(10,497)

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share data)	November 2, 2018	October 27, 2017	February 2, 2018
ASSETS
Current assets
Cash and cash equivalents	$105,933	$92,913	$195,581
Restricted cash	2,069	1,640	2,356
Accounts receivable, net	41,496	39,044	49,860
Inventories, net	431,950	423,540	332,297
Prepaid expenses and other current assets	49,001	48,934	26,659
Total current assets	630,449	606,071	606,753
Property and equipment, net	145,808	129,955	136,501
Goodwill	110,000	110,000	110,000
Intangible asset, net	257,000	257,000	257,000
Other assets	5,461	17,454	13,881
TOTAL ASSETS	$1,148,718	$1,120,480	$1,124,135
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$179,036	$160,340	$155,874
Other current liabilities	116,367	103,886	100,257
Total current liabilities	295,403	264,226	256,131
Long-term debt, net	483,401	487,197	486,248
Long-term deferred tax liabilities	58,462	91,392	59,137
Other liabilities	7,246	14,568	15,526
TOTAL LIABILITIES	844,512	857,383	817,042
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 authorized: 480,000,000 shares; issued and outstanding: 32,211,641, 32,095,021 and 32,101,793, respectively	320	320	320
Additional paid-in capital	351,064	346,153	347,175
Accumulated deficit	(33,371)	(72,010)	(29,810)
Accumulated other comprehensive loss	(13,807)	(11,366)	(10,592)
Total stockholders’ equity	304,206	263,097	307,093
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,148,718	$1,120,480	$1,124,135

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	39 Weeks Ended
(in thousands)	November 2, 2018	October 27, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,621)	$(11,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,420	19,031
Loss on property and equipment	121	151
Amortization of debt issuance costs	1,394	1,284
Stock-based compensation	4,432	2,855
Deferred income taxes	180	355
Change in operating assets and liabilities:
Inventories	(103,177)	(96,522)
Accounts payable	26,742	944
Other operating assets	(2,864)	(21,890)
Other operating liabilities	5,125	17,542
Net cash used in operating activities	(52,248)	(87,807)
CASH FLOWS FROM INVESTING ACTIVITIES
Sales of property and equipment	127	—
Purchases of property and equipment	(33,160)	(29,143)
Net cash used in investing activities	(33,033)	(29,143)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on term loan facility	(3,865)	(3,863)
Payments of employee withholding taxes on share-based compensation	(543)	(674)
Net cash used in financing activities	(4,408)	(4,537)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(246)	(368)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(89,935)	(121,855)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	197,937	216,408
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$108,002	$94,553
SUPPLEMENTAL CASH FLOW DATA
Unpaid liability to acquire property and equipment	$4,707	$4,796
Income taxes paid, net of refunds	$1,420	$3,220
Interest paid	$19,792	$17,106

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
Terms that are commonly used in the Company's notes to Condensed Consolidated Financial Statements are defined as follows:
• ABL Facilities - Collectively, the Prior ABL Facility and the Current ABL Facility
• Adjusted EBITDA - Net income (loss) net of Income tax benefit, Other income, net, Interest expense, Depreciation and amortization and certain significant items
• ASC - FASB Accounting Standards Codification
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
• First Quarter 2018 - The thirteen weeks ended May 4, 2018
• Fiscal 2017 - The fifty-three weeks ended February 2, 2018
• Fiscal 2018 - The fifty-two weeks ending February 1, 2019
• Fiscal 2020 - The fifty-two weeks ending January 29, 2021
• Fourth Quarter 2017 - The fourteen weeks ended February 2, 2018
• GAAP - Accounting principles generally accepted in the United States
• Lands' End Shops at Sears - Lands' End shops operated within Sears stores
• LIBOR - London inter-bank offered rate
• Option Awards - Stock option awards
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
• Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders
• SHMC - Sears Holdings Management Corporation, a subsidiary of Sears Holdings Corporation
• Target Shares - Shares to be delivered to participants based on achievement of target performance metrics
• Tax Act - The Tax Cuts and Jobs Act passed by the United States government on December 22, 2017
• Tax Sharing Agreement - A tax sharing agreement entered into by Sears Holdings Corporation and Lands' End in connection with the Separation
• Term Loan Facility - Term loan credit agreements, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders
• Third Quarter 2018 - The thirteen weeks ended November 2, 2018
• Third Quarter 2017 - The thirteen weeks ended October 27, 2017
• UTBs - Gross unrecognized tax benefits
• Year-to-Date 2018 - The thirty-nine weeks ended November 2, 2018
• Year-to-Date 2017 - The thirty-nine weeks ended October 27, 2017
Basis of Presentation
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
Revenue includes sales of merchandise and delivery revenue related to merchandise sold. Substantially all of the Company's revenue is recognized when control of product passes to customers, which for the Direct segment is when the merchandise is expected to be received by the customer and for the Retail segment, is at the time of sale in the store. Revenue is adjusted for estimated returns and volume rebates with a corresponding liability recorded. Effective in the First Quarter 2018, the Company changed its balance sheet presentation for estimated product returns by reporting a product return asset for the right to receive returned products and a returns liability for amounts expected to be refunded to customers as a result of product returns. The product return asset is reported within Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet. Prior to adoption, product return assets were netted against the returns liability and reported within Other current liabilities. The impact of the adoption was recorded as a non-cash transaction in Other operating assets and Other operating liabilities in the Condensed Consolidated Statement of Cash Flows. The returns liability and payments received from customers for future delivery of products are reported within Other current liabilities in the Condensed Consolidated Balance Sheet. The adoption of this guidance did not have an impact on the recording of these liabilities.

Recognition of Breakage for Certain Prepaid Stored-Value Products

The Company sells gift certificates, gift cards and e-certificates (collectively, "gift cards") to customers through both the Direct and Retail segments. The gift cards do not have expiration dates. Revenue from gift cards is recognized when (i) the gift card is redeemed by the customer for merchandise, or (ii) as gift card breakage, an estimate of gift cards which will not be redeemed where the Company does not have a legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions.

In March 2016, the FASB issued ASU 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products. This update clarifies when it is acceptable to recognize the unredeemed portion of prepaid gift cards into income. The Company has evaluated the impacts of this ASU and has identified a change in the timing of recognition of revenue from gift cards. The Company will recognize breakage income over the breakage period for the estimated portion of unredeemed gift cards that is unlikely to be redeemed where the Company does not have an obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property. Previously the Company recognized gift card breakage after three years of no activity, or when the likelihood of redemption was considered remote. This guidance was adopted by the Company during First Quarter 2018 and resulted in a cumulative impact to be recognized as a reduction in Accumulated deficit and Other current liabilities of $1.1 million for estimated gift card breakage occurring prior to Fiscal 2018, under the modified retrospective approach described under the preceding Revenue from Contracts with Customers section.

The impact of adoption on the Condensed Consolidated Balance Sheet as of February 3, 2018 was:

(in thousands)	February 2, 2018 (As reported)	Impact of Adoption	February 3, 2018
Assets:
Prepaid expenses and other current assets	$26,659	$10,425	$37,084

Liabilities:
Other current liabilities	100,257	9,365	109,622

Stockholders' Equity:
Accumulated deficit	(29,810)	1,060	(28,750)

The impact of the new revenue recognition guidance on our Condensed Consolidated Balance Sheet as of November 2, 2018 was:

	November 2, 2018
(in thousands)	Balances Without Adoption	Impact of Adoption	As Reported
Assets:
Prepaid expenses and other current assets	$38,246	$10,755	$49,001

Liabilities:
Other current liabilities	106,736	9,631	116,367

Stockholders' Equity:
Accumulated deficit	(34,494)	1,123	(33,371)

See Note 12, Revenue for additional disclosures.
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
Leases
In February 2016, the FASB issued ASU 2016-02, Leases, which will replace the existing guidance in ASC 840, Leases. This ASU requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. This guidance will be effective for the Company in the first quarter of its fiscal year ending January 31, 2020. The Company is still evaluating the overall impact on the Company's Condensed Consolidated Financial Statements, however, it is expected that the standard will result in a material increase in the assets and liabilities recorded on the Company's Consolidated Balance Sheet.

NOTE 3. EARNINGS/(LOSS) PER SHARE
The numerator for both basic and diluted EPS is net income (loss). The denominator for basic EPS is based upon the number of weighted average shares of Lands’ End common stock outstanding during the reporting periods. The denominator for diluted EPS is based upon the number of weighted average shares of Lands' End common stock and common stock equivalents outstanding during the reporting periods using the treasury stock method in accordance with US GAAP. Potentially dilutive securities for the diluted EPS calculations consist of nonvested equity shares of common stock and in-the-money outstanding stock options, if any, to purchase the Company’s common stock.
The following table summarizes the components of basic and diluted EPS:

	13 Weeks Ended		39 Weeks Ended
(in thousands, except per share amounts)	November 2, 2018	October 27, 2017	November 2, 2018	October 27, 2017
Net income (loss)	$3,294	$162	$(4,621)	$(11,557)

Basic weighted average common shares outstanding	32,211	32,095	32,182	32,068
Dilutive effect of stock awards	103	22	—	—
Diluted weighted average common shares outstanding	32,314	32,117	32,182	32,068

Basic Earnings (Loss) per share	$0.10	$0.01	$(0.14)	$(0.36)
Diluted Earnings (Loss) per share	$0.10	$0.01	$(0.14)	$(0.36)
Stock awards are considered anti-dilutive based on the application of the treasury stock method or in the event of a net loss. There were 484,743, 827,057, 408,092, and 692,175 anti-dilutive shares excluded from the diluted weighted average shares outstanding for Third Quarter 2018, Third Quarter 2017, Year-to-Date 2018, and Year-to-Date 2017, respectively.
NOTE 4. OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) encompasses all changes in equity other than those arising from transactions with stockholders, and is comprised solely of foreign currency translation adjustments.

	13 Weeks Ended		39 Weeks Ended
(in thousands)	November 2, 2018	October 27, 2017	November 2, 2018	October 27, 2017
Beginning balance: Accumulated other comprehensive loss (net of tax of $3,660, $6,054, $2,816 and $6,691, respectively)	$(13,768)	$(11,287)	$(10,592)	$(12,426)
Other comprehensive income (loss):
Foreign currency translation adjustments (net of tax (benefit) expense of $10, $66, $854, and $(571), respectively)	(39)	(79)	(3,215)	1,060
Ending balance: Accumulated other comprehensive loss (net of tax of $3,670, $6,120, $3,670, and $6,120, respectively)	$(13,807)	$(11,366)	$(13,807)	$(11,366)
No amounts were reclassified out of Accumulated other comprehensive income (loss) during any of the periods presented.

NOTE 5. DEBT
The Company's debt consisted of the following:

	November 2, 2018		October 27, 2017		February 2, 2018
(in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Term Loan Facility, maturing April 4, 2021	$491,825	5.49%	$496,975	4.49%	$495,688	4.82%
Current ABL Facility, maturing November 16, 2022(1)	—	—%	—	—%	—	—%
	491,825		496,975		495,688
Less: Current maturities in Other current liabilities	5,150		5,150		5,150
Less: Unamortized debt issuance costs	3,274		4,628		4,290
Long-term debt, net	$483,401		$487,197		$486,248
(1) October 27, 2017 amounts pertain to Prior ABL Facility.

The following table summarizes the Company's borrowing availability under the ABL Facilities:

(in thousands)	November 2, 2018	October 27, 2017	February 2, 2018
Current ABL Facility maximum borrowing(1)	$175,000	$175,000	$175,000
Outstanding Letters of Credit(1)	22,621	17,788	22,328
Borrowing availability under ABL(1)	$152,379	$157,212	$152,672
(1) October 27, 2017 amounts pertain to Prior ABL Facility.
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
Representations and Warranties; Covenants
Subject to specified exceptions, the Debt Facilities contain various representations and warranties and restrictive covenants that, among other things, restrict the ability of Lands’ End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the Current ABL Facility falls below the greater of 10% of the loan cap amount or $15.0 million, Lands’ End will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Debt Facilities do not otherwise contain financial maintenance covenants. The Company was in compliance with all financial covenants related to the Debt Facilities as of November 2, 2018.

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

ii.
Stock option awards ("Option Awards") provide the recipient with the option to purchase a set number of shares at a stated exercise price over the term of the contract, which is ten years for all Option Awards currently outstanding. Options are granted with a strike price equal to the stock price on the date of grant and vest ratably over a four year period.

iii.
Performance-based stock awards ("Performance Awards") are in the form of restricted stock units and have, in addition to a service requirement, performance criteria that must be achieved for the awards to be earned. Performance Awards granted prior to Fiscal 2018 had annual vesting, but due to the performance criteria, were not eligible for straight-line expensing. All Performance Awards granted prior to Fiscal 2018 were forfeited during the First Quarter 2018. For Performance Awards granted in Fiscal 2018, the Target Shares earned can range from 0% to 200% and depend on the achievement of Adjusted EBITDA and revenue performance measures for the cumulative three-fiscal year performance period from Fiscal 2018 to Fiscal 2020. The applicable percentage of the Target Shares, as determined by performance, vest after the completion of the applicable three year performance period, and unearned Target Shares are forfeited. The fair value of the Performance Awards granted in Fiscal 2018 is based on the closing price of the Company’s common stock on the grant date. Stock-based compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover and adjusted based on the Company's estimate of the percentage of the aggregate Target Shares expected to be earned.

The following table provides a summary of the Company's stock-based compensation expense, which is included in Selling and administrative expense in the Condensed Consolidated Statements of Operations:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	November 2, 2018	October 27, 2017	November 2, 2018	October 27, 2017
Deferred Awards	$1,237	$879	$3,177	$2,315
Option Awards	187	176	561	452
Performance Awards	312	—	694	88
Total stock-based compensation expense	$1,736	$1,055	$4,432	$2,855

The following table provides a summary of the activities for stock awards for Year-to-Date 2018:

	Deferred Awards		Option Awards		Performance Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares(1)	Weighted Average Grant Date Fair Value per Share
Unvested as of February 2, 2018	497	$22.07	343	$8.73	15	$21.94
Granted	292	21.97	—	—	195	21.90
Vested	(139)	22.68	(86)	8.73	—	—
Forfeited or expired	(21)	22.41	—	—	(18)	21.93
Unvested as of November 2, 2018	629	21.86	257	8.73	192	21.90
(1) For those awards with respect to which the performance period is not yet complete, the number of granted and unvested shares in the table above is based on the participants earning their Target Shares at 100%; however, the cumulative expense recognized reflects changes in estimated achievement of the performance measures as they occur.
Total unrecognized stock-based compensation expense related to unvested Deferred Awards was approximately $8.8 million as of November 2, 2018, which is expected to be recognized ratably over a weighted average period of 2.1 years. Deferred Awards granted to various employees during Fiscal 2018 generally vest ratably over a period of three years.
Total unrecognized stock-based compensation expense related to unvested Option Awards was approximately $1.8 million as of November 2, 2018, which is expected to be recognized ratably over a weighted average period of 2.4 years. The Option Awards have a life of ten years and vest ratably over the first four years. The fair value of each Option Award was estimated on the grant date using the Black-Scholes option pricing model. As of November 2, 2018, 85,784 shares related to Option Awards were exercisable. No options have been exercised as of November 2, 2018.
Total unrecognized stock-based compensation expense related to unvested Performance Awards was approximately $3.0 million as of November 2, 2018, which is expected to be recognized ratably over a weighted average period of 2.4 years. Performance Awards granted to various employees during Fiscal 2018 vest, if earned, after completion of the applicable three-year performance period.
NOTE 7. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
Restricted cash is reflected on the Condensed Consolidated Balance Sheets at fair value. The fair value of restricted cash was $2.1 million, $1.6 million and $2.4 million as of November 2, 2018, October 27, 2017 and February 2, 2018, respectively based on Level 1 inputs. Restricted cash amounts are valued based upon statements received from financial institutions.
The carrying amount of the Company's Cash and cash equivalents, Accounts receivable, Accounts payable and Other current liabilities approximate their fair value as recorded due to the short-term maturity of these instruments.
Carrying values and fair values of long-term debt, including the short-term portion, in the Condensed Consolidated Balance Sheets are as follows:

	November 2, 2018		October 27, 2017		February 2, 2018
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including short-term portion	$491,825	$475,226	$496,975	$414,353	$495,688	$443,641
Long-term debt, including short-term portion was valued utilizing Level 2 valuation techniques based on the closing inactive market bid price on November 2, 2018, October 27, 2017, and February 2, 2018. There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis as of November 2, 2018, October 27, 2017, and February 2, 2018.

NOTE 8. INCOME TAXES

Provision for Income Taxes

The Company recorded a tax benefit for the Third Quarter 2018 and Year-to-Date 2018, with effective tax rates of 581.6% and 68.5%, respectively. This compares to effective tax rates of 3.0% and 33.7% for the Third Quarter 2017 and Year-to-Date 2017. The higher effective tax benefit for the Third Quarter 2018 was primarily due to revised estimates of the impact due to the Tax Act as more fully described below. The Year-to-Date 2018 rate reflects the revised estimates and the benefits of favorable state tax audit settlements for periods prior to the Separation which were recorded in the first quarter.

Tax Act

The Tax Act was enacted on December 22, 2017. In connection with the Tax Act, the Company re-measured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future under the Tax Act. Pursuant to Staff Accounting Bulletin No. 118, a provisional amount for the change in law was recorded in Fourth Quarter 2017. The Company has revised estimates related to the Tax Act and has recorded a benefit of $3.7 million in the Third Quarter 2018. The Company is still investigating potential planning opportunities as they present themselves. As such, the Company will continue its assessment of the impact of the Tax Act on the business and Consolidated Financial Statements throughout the one-year measurement period as provided by SAB 118.

Impacts from Sears

Pursuant to the Tax Sharing Agreement, Sears Holdings Corporation is generally responsible for all United States federal, state and local UTBs, through the date of the Separation. As of November 2, 2018, the Company had UTBs of $1.9 million. Of this amount, $1.5 million would, if recognized, impact its effective tax rate, with the remaining amount being comprised of UTBs related to gross temporary differences or other indirect benefits. Accordingly, an indemnification asset from Sears Holdings Corporation for the pre-Separation UTBs is recorded in Other assets in the Condensed Consolidated Balance Sheets.

On October 15, 2018, Sears Holdings Corporation and certain of its subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of Title 11 of the United States Code (collectively the “Sears Filing").

As a result of the Sears Filing, the Company believes that the recovery of the UTBs provided by the Tax Sharing Agreement is uncertain. The Company recorded a non-cash charge of $2.6 million in the Third Quarter 2018 as the result of establishing a reserve against the indemnification asset. The indemnification asset was $0, $12.0 million and $7.4 million as of November 2, 2018, October 27, 2017, and February 2, 2018, respectively.

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
The components of the transactions between the Company and Sears Holdings, which exclude pass-through payments to or from third parties, are as follows:
Lands’ End Shops at Sears
Related party costs charged by Sears Holdings to the Company related to Lands’ End Shops at Sears are as follows:

	13 Weeks Ended		39 Weeks Ended
(in thousands, except for number of stores)	November 2, 2018	October 27, 2017	November 2, 2018	October 27, 2017
Rent, CAM and occupancy costs	$3,483	$5,376	$12,004	$16,882
Retail services, store labor	3,231	5,268	11,084	16,410
Financial services and payment processing	350	479	1,191	1,627
Supply chain costs	126	167	362	558
Total expenses	$7,190	$11,290	$24,641	$35,477
Number of Lands’ End Shops at Sears at period end	125	188	125	188

General Corporate Services
Related party costs charged by Sears Holdings to the Company for general corporate services are as follows:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	November 2, 2018	October 27, 2017	November 2, 2018	October 27, 2017
Sourcing	$2,830	$3,445	$6,144	$8,525
Shop Your Way	251	83	633	780
Shared services	48	48	143	143
Total expenses	$3,129	$3,576	$6,920	$9,448
The Company's contract under which it receives sourcing services from an affiliate of Sears Holdings runs through June 30, 2020. The Company participates in Sears Holdings' Shop Your Way program in the Lands' End Shops at Sears.

Use of Intellectual Property or Services
Related party revenue and costs charged by the Company to and from Sears Holdings for the use of intellectual property or services is as follows:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	November 2, 2018	October 27, 2017	November 2, 2018	October 27, 2017
Call center services	$—	$—	$—	$1,160
Lands' End business outfitters revenue	216	222	834	764
Credit card revenue	184	205	506	638
Royalty income	43	55	156	169
Gift card (expense)	(4)	(7)	(12)	(20)
Total income	$439	$475	$1,484	$2,711
Call Center Services
The Company had entered into a contract with SHMC to provide call center services in support of Sears Holdings’ Shop Your Way member loyalty program. This income was net of agreed upon costs directly attributable to the Company providing these services. The income was included in Net revenue and costs are included in Selling and administrative expenses in the Condensed Consolidated Statements of Operations. The contract for call center services expired on April 30, 2017.
Additional Balance Sheet Information
At November 2, 2018, October 27, 2017 and February 2, 2018, the Company included $1.0 million, $3.1 million and $2.0 million in Accounts receivable, net, respectively, and $3.1 million and $2.9 million in Accounts payable on October 27, 2017 and February 2, 2018, respectively, in the Condensed Consolidated Balance Sheets to reflect amounts due from and owed to Sears Holdings.
Following the Sears Filing, the Company began netting payables due to Sears against receivables due from Sears if and as allowed under its contracts. As a result, receivables and payables have been netted, and are presented as a net receivable balance in Accounts receivable, net.

In the Third Quarter 2018, the Company recorded a non-cash charge of $2.6 million in Other expense, net, in the Condensed Statement of Operations due to establishing a reserve against the indemnification asset related to the indemnification by Sears Holdings Corporation of the pre-Separation UTBs (including penalties and interest) for which Sears Holdings Corporation is responsible under the Tax Sharing Agreement. Due to the Sears Filing, there is substantial doubt regarding the collectability of this contingent asset. At October 27, 2017 and February 2, 2018, respectively, a $12.0 million and $7.4 million indemnification receivable was recorded in Other assets in the Condensed Consolidated Balance Sheets.

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

	13 Weeks Ended		39 Weeks Ended
(in thousands)	November 2, 2018	October 27, 2017	November 2, 2018	October 27, 2017
Net revenue:
Apparel	$279,620	$263,309	$794,788	$743,794
Non-apparel	40,238	37,303	97,286	91,148
Service and other	21,712	24,877	57,266	61,102
Total net revenue	$341,570	$325,489	$949,340	$896,044
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

Financial information by segment is presented in the following tables:
SUMMARY OF SEGMENT DATA

	13 Weeks Ended		39 Weeks Ended
(in thousands)	November 2, 2018	October 27, 2017	November 2, 2018	October 27, 2017
Net revenue:
Direct	$313,778	$290,326	$863,753	$778,554
Retail	27,792	35,163	85,587	117,490
Total net revenue	$341,570	$325,489	$949,340	$896,044

	13 Weeks Ended		39 Weeks Ended
(in thousands)	November 2, 2018	October 27, 2017	November 2, 2018	October 27, 2017
Adjusted EBITDA:
Direct	$30,284	$29,100	$68,379	$54,018
Retail	(3,595)	(6,003)	(7,763)	(7,405)
Corporate / other	(11,001)	(10,245)	(28,179)	(25,635)
Total adjusted EBITDA	$15,688	$12,852	$32,437	$20,978
(Gain) loss on property and equipment	(162)	89	121	151
Transfer of corporate functions	4	475	10	2,401
Depreciation and amortization	7,361	6,347	20,420	19,031
Operating income (loss)	$8,485	$5,941	$11,886	$(605)
Interest expense	7,303	6,350	21,216	18,642
Other expense (income), net	1,866	(576)	5,317	(1,812)
Income tax (benefit) expense	(3,978)	5	(10,026)	(5,878)
NET INCOME (LOSS)	$3,294	$162	$(4,621)	$(11,557)

	13 Weeks Ended		39 Weeks Ended
(in thousands)	November 2, 2018	October 27, 2017	November 2, 2018	October 27, 2017
Depreciation and amortization:
Direct	$6,887	$5,747	$18,692	$17,015
Retail	177	285	752	992
Corporate / other	297	315	976	1,024
Total depreciation and amortization	$7,361	$6,347	$20,420	$19,031

(in thousands)	November 2, 2018	October 27, 2017	February 2, 2018
Total Assets:
Direct	$961,289	$934,508	$856,986
Retail	55,511	67,965	49,933
Corporate / other	131,918	118,007	217,216
Total assets	$1,148,718	$1,120,480	$1,124,135

	13 Weeks Ended		39 Weeks Ended
(in thousands)	November 2, 2018	October 27, 2017	November 2, 2018	October 27, 2017
Capital expenditures:
Direct	$9,129	$8,791	$29,591	$29,004
Retail	1,828	—	3,569	10
Corporate / other	$—	$129	$—	$129
Total capital expenditures	$10,957	$8,920	$33,160	$29,143
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
Revenue includes sales of merchandise and delivery revenue related to merchandise sold. Substantially all of the Company's revenue is recognized when control of product passes to customers, which for the Direct segment is when the merchandise is expected to be received by the customer and for the Retail segment is at the time of sale in the store. The Company recognizes revenue, including shipping and handling fees billed to customers, in the amount expected to be received when control of the Company's products transfers to customers, and is presented net of various forms of promotions, which range from contractually-fixed percentage price reductions to sales returns, discounts, and other incentives that may vary in amount. Variable amounts are estimated based on an analysis of historical experience and adjusted as better estimates become available. There were no changes to estimates in Third Quarter 2018.
The Company's revenue is disaggregated by product categories and geographic location. Revenue by product category is presented in Note 11, Segment Reporting. Revenue by geographic location was:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	November 2, 2018	October 27, 2017	November 2, 2018	October 27, 2017
Net revenue:
North America	$300,900	$283,771	$828,078	$780,926
Europe	30,783	31,848	87,888	84,053
Asia	9,887	9,870	33,374	31,065
Total Net revenue	$341,570	$325,489	$949,340	$896,044
The Company elected to exclude from revenue, taxes assessed by governmental authorities, including value-added and other sales-related taxes, that are imposed on and concurrent with revenue-producing activities, and as a result there is no change in presentation from prior comparative periods.
Contract Liabilities
Contract liabilities consist of payments received in advance of the transfer of control to the customer. As products are delivered and control transfers, the Company recognizes the deferred revenue in Net revenue in the Condensed Consolidated Statements of Operations. The following table summarizes the deferred revenue associated with payments received in advance of the transfer of control to the customer reported in Other current liabilities in the Condensed Consolidated Balance Sheets and amounts recognized through Net revenue for each period presented. The remainder of deferred revenue as of November 2, 2018 is expected to be recognized in Net revenue in the fiscal quarter ending February 1, 2019, as products are delivered to customers.

	November 2, 2018
(in thousands)	13 Weeks Ended	39 Weeks Ended
Deferred Revenue Beginning of Period	$8,461	$12,838
Deferred Revenue Recognized in Period	(8,461)	(12,838)
Revenue Deferred in Period	21,960	21,960
Deferred Revenue End of Period	$21,960	$21,960

Revenue from gift cards is recognized when (i) the gift card is redeemed by the customer for merchandise, or (ii) as gift card breakage, an estimate of gift cards which will not be redeemed where the Company does not have a legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions. Gift card breakage is recorded within Net revenue in the Condensed Consolidated Statements of Operations. Prior to their redemption, gift cards are recorded as a liability, included within Other current liabilities in the Condensed Consolidated Balance Sheets. The total contract liability related to gift cards issued was $16.0 million, $17.7 million and $19.3 million as of November 2, 2018, October 27, 2017 and February 2, 2018, respectively. The liability is estimated based on expected breakage that considers historical patterns of redemption. The following table provides the reconciliation of the contract liability related to gift cards:

	November 2, 2018
(in thousands)	13 Weeks Ended	39 Weeks Ended
Balance as of Beginning of Period	$16,626	$19,272
Gift cards sold	14,790	40,143
Gift cards redeemed	(15,258)	(41,605)
Gift card breakage	(183)	(1,835)
Balance as of November 2, 2018	$15,975	$15,975
Refund Liabilities
Refund liabilities, primarily associated with product sales returns and retrospective volume rebates represent variable consideration and are estimated and recorded as a reduction to Net revenue based on historical experience. As of November 2, 2018, October 27, 2017 and February 2, 2018, $23.7 million, $12.0 million and $11.1 million, respectively, of refund liabilities, primarily associated with product returns, were reported in Other current liabilities in the Condensed Consolidated Balance Sheets. Prior to adoption, product return assets and return liabilities were reported net within Other current liabilities. As of the adoption date, the product return assets were reclassified and reported as a component of Prepaid expenses and other current assets, and return liabilities continued to be reported in Other current liabilities in the Company's Condensed Consolidated Balance Sheet. See Note 2, Recent Accounting Pronouncements, for additional details on the impact of this change.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. See "Cautionary Statements Concerning Forward-Looking Statements" below and "Item 1A. Risk Factors" in our Annual Report filed on Form 10-K for the year ended February 2, 2018 and "Part II, Item 1A Risk Factors" of this Quarterly Report on Form 10-Q, for a discussion of the uncertainties, risks and assumptions associated with these statements.

As used in this Quarterly Report on Form 10-Q, references to the "Company", "Lands' End", "we", "us", "our" and similar terms refer to Lands' End, Inc. and its subsidiaries. Our fiscal year ends on the Friday preceding the Saturday closest to January 31. Other terms that are commonly used in this Quarterly Report on Form 10-Q are defined as follows:
•ABL Facilities - Collectively, the Prior ABL Facility and the Current ABL Facility
•Company Operated stores - Retail stores operated by Lands' End
•Current ABL Facility - Asset-based senior secured credit agreements, dated as of November 16, 2017, with Wells Fargo Bank, N.A. and certain other lenders
•Debt Facilities - Collectively, the ABL Facilities and the Term Loan Facility
•ERP - Enterprise resource planning software solutions
•ESL - ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert
•First Quarter 2018 - The thirteen weeks ended May 4, 2018
•Fiscal 2018 - The fifty-two weeks ending February 1, 2019
•GAAP - Accounting principles generally accepted in the United States
•Lands' End Shops at Sears - Lands' End shops operated within Sears stores
•LIBOR - London inter-bank offered rate
•Prior ABL Facility - Asset-based senior secured credit agreements, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders, terminated November 16, 2017
•Same Store Sales - Net revenue, from stores that have been open for at least 12 full months where selling square footage has not changed by 15% or more within the past year
•Sears Holdings or Sears Holdings Corporation - Sears Holdings Corporation, a Delaware corporation, and its consolidated subsidiaries (other than, for all periods following the Separation, Lands' End)
•SEC - United States Securities and Exchange Commission
•Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders
•Term Loan Facility - Term loan credit agreements, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders
•Third Quarter 2018 - The thirteen weeks ended November 2, 2018
•Third Quarter 2017 - The thirteen weeks ended October 27, 2017
•UK Borrower - A United Kingdom subsidiary borrower of Lands’ End under the Prior ABL Facility
•UTBs - Gross unrecognized tax benefits

•Year-to-Date 2018 - The thirty-nine weeks ended November 2, 2018
•Year-to-Date 2017 - The thirty-nine weeks ended October 27, 2017

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

•
Discussion and analysis. This section highlights items affecting the comparability of our financial results and provides an analysis of our segment results of operations for Third Quarter 2018, Third Quarter 2017, Year-to-Date 2018 and Year-to-Date 2017.

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
Executive Overview
Description of the Company
Lands' End, Inc. is a leading multi-channel retailer of casual clothing, accessories, footwear and home products. We offer products through catalogs, online at www.landsend.com, international websites, third party online marketplaces, and through retail locations. We are a classic American lifestyle brand with a passion for quality, legendary service and real value, and seek to deliver timeless style for women, men, kids and the home.
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
Results of Operations
The following table sets forth, for the periods indicated, selected income statement data:

	13 Weeks Ended
	November 2, 2018		October 27, 2017
(in thousands)	$'s	% of Net revenue	$’s	% of Net revenue
Net revenue	$341,570	100.0%	$325,489	100.0%
Cost of sales (excluding depreciation and amortization)	190,608	55.8%	183,515	56.4%
Gross profit	150,962	44.2%	141,974	43.6%
Selling and administrative	135,274	39.6%	129,122	39.7%
Depreciation and amortization	7,361	2.2%	6,347	1.9%
Other operating (income) expense, net	(158)	—%	564	0.2%
Operating income	8,485	2.5%	5,941	1.8%
Interest expense	7,303	2.1%	6,350	2.0%
Other expense (income), net	1,866	0.5%	(576)	(0.2)%
Income (loss) before income taxes	(684)	(0.2)%	167	0.1%
Income tax (benefit) expense	(3,978)	(1.2)%	5	—%
NET INCOME	$3,294	1.0%	$162	—%

	39 Weeks Ended
	November 2, 2018		October 27, 2017
(in thousands)	$’s	% of Net revenue	$’s	% of Net revenue
Net revenue	$949,340	100.0%	$896,044	100.0%
Cost of sales (excluding depreciation and amortization)	528,587	55.7%	497,262	55.5%
Gross profit	420,753	44.3%	398,782	44.5%
Selling and administrative	388,315	40.9%	377,804	42.2%
Depreciation and amortization	20,420	2.2%	19,031	2.1%
Other operating expense, net	132	—%	2,552	0.3%
Operating income	11,886	1.3%	(605)	(0.1)%
Interest expense	21,216	2.2%	18,642	2.1%
Other expense (income), net	5,317	0.6%	(1,812)	(0.2)%
Loss before income taxes	(14,647)	(1.5)%	(17,435)	(1.9)%
Income tax benefit	(10,026)	(1.1)%	(5,878)	(0.7)%
NET LOSS	$(4,621)	(0.5)%	$(11,557)	(1.3)%

Depreciation and amortization is not included in our cost of sales because we are a reseller of inventory and do not believe that including depreciation and amortization is meaningful. As a result, our gross margins may not be comparable to other entities that include depreciation and amortization related to the sale of their product in their gross margin measure.
Net Income (Loss) and Adjusted EBITDA
We recorded Net income of $3.3 million and Net loss of $4.6 million in the Third Quarter 2018 and Year-to-Date 2018, respectively compared to Net income of $0.2 million and Net loss of $11.6 million in the Third Quarter 2017 and Year-to-Date 2017, respectively. In addition to our Net income (loss) determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted EBITDA measurement. Adjusted EBITDA is computed as Net income (loss) appearing on the Condensed Consolidated Statements of Operations net of Income tax benefit, Other income, net, Interest expense, Depreciation and amortization, and certain significant items set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our businesses for comparable periods, and as an executive compensation metric. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.
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

◦	Transfer of corporate functions - severance and contract losses associated with a transition of certain corporate activities from our New York office to our Dodgeville headquarters.

◦	Gain or loss on property and equipment - management considers the gains or losses on asset valuation to result from investing decisions rather than ongoing operations.

	13 Weeks Ended
	November 2, 2018		October 27, 2017
(in thousands)	$’s	% of Net revenue	$’s	% of Net revenue
Net income	$3,294	1.0%	$162	—%
Income tax (benefit) expense	(3,978)	(1.2)%	5	—%
Other expense (income), net	1,866	0.5%	(576)	(0.2)%
Interest expense	7,303	2.1%	6,350	2.0%
Operating income	8,485	2.5%	5,941	1.8%
Depreciation and amortization	7,361	2.2%	6,347	1.9%
Transfer of corporate functions	4	—%	475	0.1%
(Gain) loss on property and equipment	(162)	—%	89	—%
Adjusted EBITDA	$15,688	4.6%	$12,852	3.9%

	39 Weeks Ended
	November 2, 2018		October 27, 2017
(in thousands)	$’s	% of Net revenue	$’s	% of Net revenue
Net loss	$(4,621)	(0.5)%	$(11,557)	(1.3)%
Income tax benefit	(10,026)	(1.1)%	(5,878)	(0.7)%
Other expense (income), net	5,317	0.6%	(1,812)	(0.2)%
Interest expense	21,216	2.2%	18,642	2.1%
Operating income (loss)	11,886	1.3%	(605)	(0.1)%
Depreciation and amortization	20,420	2.2%	19,031	2.1%
Transfer of corporate functions	10	—%	2,401	0.3%
Loss on property and equipment	121	—%	151	—%
Adjusted EBITDA	$32,437	3.4%	$20,978	2.3%

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
To evaluate revenue performance for the Direct segment we use Net revenue. For our Retail segment, we use Same Store Sales as a key measure in evaluating performance. A store is included in Same Store Sales calculations on the first day it has comparable prior year sales. Stores in which the selling square footage has changed by 15% or more as a result of a remodel, expansion, reduction or relocation are excluded from Same Store Sales calculations until the first day they have comparable prior year sales. Online sales and sales generated through our in-store web portal are considered revenue in our Direct segment and are excluded from Same Store Sales.
Discussion and Analysis
Third Quarter 2018 compared with Third Quarter 2017
Net Revenue
Net revenue for Third Quarter 2018 was $341.6 million, compared with $325.5 million in the comparable period of the prior year, an increase of $16.1 million, or 4.9%. The increase was comprised of an increase in our Direct segment of $23.5 million and a decrease in our Retail segment of $7.4 million.
Direct segment Net revenue was $313.8 million for Third Quarter 2018, an increase of $23.5 million, or 8.1%, from the comparable period of the prior year. The increase in the Direct segment was primarily attributable to the continued growth in our U.S. eCommerce business. We continued to increase our buyer file and our conversion rate in our U.S. eCommerce business helping to drive the increase, particularly in key items in our assortment such as outerwear, knit tops, denim, flannel, and home.
Retail segment Net revenue was $27.8 million for Third Quarter 2018, a decrease of $7.4 million, or 21.0%, from the comparable period of the prior year, primarily driven by a significant reduction of our Lands' End Shops at Sears locations. Consolidated Same Store Sales increased 11.8% as compared to the same period of the prior year. Our US Company Operated stores experienced an increase of 15.1% in Same Store Sales. Our Lands’ End Shops at Sears experienced an increase of 11.7% in Same Store Sales primarily due to liquidating stores. On November 2, 2018, the Company had 125 Lands’ End Shops at Sears and 18 Company Operated stores compared with 188 Lands’ End Shops at Sears and 14 Company Operated stores on October 27, 2017.

Gross Profit
Gross profit increased $9.0 million to $151.0 million and gross margin increased to 44.2% of total Net revenue, in Third Quarter 2018, compared with $142.0 million, and gross margin of 43.6% of total Net revenue, in Third Quarter 2017. The Gross profit increase was comprised of an increase in our Direct segment of $9.9 million and decrease in our Retail segment of $0.9 million.
Direct segment Gross profit increased $9.9 million to $139.9 million in Third Quarter 2018 from $130.0 million in Third Quarter 2017. Direct segment gross margin decreased approximately 20 basis points to 44.6% of total Net revenue in Third Quarter 2018, compared with 44.8% of total Net revenue in Third Quarter 2017. The gross margin decrease was due to increased shipping costs, partially offset by stronger merchandise margins and effective inventory management of our seasonal assortment.
Retail segment Gross profit decreased $0.9 million to $11.1 million in Third Quarter 2018 from $12.0 million in Third Quarter 2017. Retail segment gross margin increased approximately 570 basis points to 39.9% of Net revenue, in Third Quarter 2018, compared to 34.2% of Net revenue, in Third Quarter 2017 through full priced selling mix, promotional productivity and improved quality of our seasonal assortment, which led to higher sell through and reduced markdowns.
Selling and Administrative Expenses
Selling and administrative expenses increased $6.2 million to $135.3 million, a decrease of approximately 10 basis points to 39.6% of total Net revenue, in Third Quarter 2018, compared with $129.1 million, or 39.7% of Net revenue, in Third Quarter 2017. The increase in Selling and administrative expenses was due to an increase of $8.8 million in the Direct Segment and $0.7 million in Corporate expenses, offset by a decrease of $3.3 million in the Retail segment.
Direct segment Selling and administrative expenses were $109.6 million, an increase of approximately 20 basis points to 34.9% of Net revenue, in Third Quarter 2018, compared with $100.8 million, or 34.7% of Net revenue, in Third Quarter 2017. The basis point increase was largely attributable to the increased marketing investment in addition to personnel costs and incentive accruals related to the continued growth of the US Direct business.
Retail segment Selling and administrative expenses were $14.7 million, an increase of approximately 160 basis points to 52.9% of Net revenue, in Third Quarter 2018, compared with $18.0 million, or 51.3% of Net revenue, in Third Quarter 2017. The basis point increase was largely attributable to the reduction in the number of Lands' End Shops at Sears partially offset by improved leverage with new Company Operated stores.
Corporate/other Selling and administrative expenses were $11.0 million compared with $10.3 million for Third Quarter 2018 and Third Quarter 2017, respectively. The $0.7 million, or 6.8%, increase was largely attributable to an increase in personnel costs and incentive accruals.
Depreciation and Amortization
Depreciation and amortization expense was $7.4 million in Third Quarter 2018, an increase of $1.0 million or 16.0%, compared with $6.4 million in Third Quarter 2017, primarily attributable to an increase in depreciation associated with our ongoing multi-year ERP system implementation.
Other Operating (Income) Expense, Net
Other operating income, net was insignificant in Third Quarter 2018 compared to other operating expense of $0.6 million in Third Quarter 2017, primarily due to severance charges associated with the transition of certain corporate activities from the New York office to the Company's Dodgeville headquarters.

Operating Income
Operating income was $8.5 million in Third Quarter 2018 compared to $5.9 million in Third Quarter 2017 primarily due to increased revenue driven by the Direct Segment and the leveraging of the existing cost structure.
Interest Expense
Interest expense was $7.3 million in Third Quarter 2018 compared to $6.4 million in Third Quarter 2017, reflective of a rising interest rate environment.
Other Expense (Income), Net
Other expense, net was $1.9 million in Third Quarter 2018 compared to other income, net of $0.6 million in Third Quarter 2017, driven by the establishment of a reserve against an indemnification asset.
Income Tax Benefit
The Income tax benefit was $4.0 million for Third Quarter 2018 compared to an insignificant amount in Third Quarter 2017. The effective tax rate was 581.6% in Third Quarter 2018 compared with 3.0% in Third Quarter 2017. The higher benefit is primarily due to revised estimates of the impact due to the Tax Act.
Net Income (Loss)
As a result of the above factors, Net income was $3.3 million and diluted income per share was $0.10 in Third Quarter 2018 compared with a Net income of $0.2 million and diluted earnings per share of $0.01 in Third Quarter 2017.
Adjusted EBITDA
As a result of the above factors, Adjusted EBITDA increased 22.1% to $15.7 million in Third Quarter 2018 from $12.9 million in Third Quarter 2017.
Year-to-Date 2018 compared with Year-to-Date 2017
Net Revenue
Net revenue for Year-to-Date 2018 was $949.3 million, compared with $896.0 million in the comparable period of the prior year, an increase of $53.3 million or 5.9%. The increase was comprised of an increase in our Direct segment of $85.2 million and a decrease in our Retail segment of $31.9 million.
Direct segment Net revenue was $863.8 million for Year-to-Date 2018, an increase of $85.2 million, or 10.9%, from the comparable period of the prior year. The increase in the Direct segment was largely attributable to the launch of Delta Airlines business and an increase in our U.S. eCommerce business. In our U.S. eCommerce business, we increased our buyer file and conversion rate helping to drive increased revenue across our assortment.
Retail segment Net revenue was $85.6 million for Year-to-Date 2018, a decrease of $31.9 million, or 27.2%, from the comparable period of the prior year primarily due to the reduction of our Lands' End Shops at Sears. Consolidated Same Store Sales declined 5.9% compared to the same period of the prior year. The decrease was primarily attributable to a reduction of our Lands' End Shops at Sears locations and a 7.1% decrease in Lands' End Shops at Sears Same Store Sales. US Company Operated stores experienced an increase of 1.6% in Same Store Sales. On November 2, 2018, the Company operated 125 Lands’ End Shops at Sears and 18 Company Operated stores compared with 188 Lands’ End Shops at Sears and 14 Company Operated stores on October 27, 2017.
Gross Profit
Gross profit increased $22.0 million to $420.8 million and gross margin decreased approximately 20 basis points to 44.3% of Net revenue in Year-to-Date 2018, compared with $398.8 million, or 44.5% of Net revenue, in Year-to-Date 2017. The Gross profit increase was comprised of an increase in our Direct segment of $32.7 million offset by decrease in our Retail segment of $10.6 million.
Direct segment Gross profit increased 9.3% to $385.3 million in Year-to-Date 2018 from $352.6 million in Year-to-Date 2017. Direct segment gross margin decreased approximately 70 basis points to 44.6% of Net revenue for Year-

to-Date 2018, compared with 45.3% of Net revenue for Year-to-Date 2017. The gross margin decrease was primarily attributable to increased promotional activity in the highly competitive retail environment as well as the launch of the lower margin Delta Airlines business.
Retail segment Gross profit decreased 23.0% to $35.4 million in Year-to-Date 2018 from $46.0 million in Year-to-Date 2017. Retail segment gross margin increased approximately 220 basis points to 41.4% of Net revenue for Year-to-Date 2018, compared to 39.2% of Net revenue for Year-to-Date 2017 primarily attributable to effective inventory management requiring lower markdowns of our assortment.
Selling and Administrative Expenses
Selling and administrative expenses increased 2.8% to $388.3 million, a decrease of approximately 130 basis points to 40.9% of Net revenue, in Year-to-Date 2018, compared with $377.8 million, or 42.2% of Net revenue, in Year-to-Date 2017. The increase in Selling and administrative expenses was primarily due to an increase of $18.3 million in the Direct segment and $2.4 million in Corporate expenses, partially offset by a decrease of $10.2 million in the Retail segment.
Direct segment Selling and administrative expenses were $316.9 million, a decrease of approximately 170 basis points to 36.7% of Net revenue, in Year-to-Date 2018, compared with $298.6 million, or 38.4% of Net revenue, for Year-to-Date 2017. The basis point decrease was largely attributable to improved cost leverage, partially offset by increased personnel costs and incentive accruals.
Retail segment Selling and administrative expenses were $43.2 million, an increase of approximately 500 basis points to 50.5% of Net revenue, in Year-to-Date 2018, compared with $53.4 million, or 45.5% of Net revenue, in Year-to-Date 2017. The basis point increase was largely attributable to the reduction in the number of Lands' End Shops at Sears and negative Lands’ End Shops at Sears same store sales.
Corporate/other Selling and administrative expenses were $28.2 million compared with $25.8 million in Year-to-Date 2018 and Year-to-Date 2017, respectively. The $2.4 million, or 9.3%, increase was primarily due to an increase in personnel costs and incentive accruals.
Depreciation and Amortization
Depreciation and amortization expense was $20.4 million in Year-to-Date 2018, an increase of $1.4 million, or 7.3%, compared with $19.0 million in Year-to-Date 2017, primarily attributable to an increase in depreciation associated with our ongoing multi-year ERP system implementation.
Other Operating (Income) Expense, Net
Other operating (income) expense, net was expense of $0.1 million in Year-to-Date 2018 compared to expense of $2.6 million in the Year-to-Date 2017, due to severance charges in the Year-to-Date 2017 associated with the transition of certain corporate activities from the New York office to the Company's Dodgeville headquarters.
Operating Income (Loss)
Operating income was $11.9 million in Year-to-Date 2018 compared to Operating loss of $0.6 million in Year-to-Date 2017. The increase was primarily due to improved growth in our Direct business, partially offset by closures of Lands' End Shops at Sears.
Interest Expense
Interest expense was $21.2 million in Year-to-Date 2018 compared to $18.6 million in Year-to-Date 2017, reflective of a rising interest rate environment.

Other (Income) Expense, Net
Other expense, net was $5.3 million in Year-to-Date 2018 compared to Other income, net of $1.8 million in Year-to-Date 2017. Other expense in Year-to-Date 2018 was primarily attributable to the reversal of an indemnification asset and accrued interest due to favorable state tax audit, and a reserve taken against the indemnification asset.
Income Tax Benefit
Income tax benefit was $10.0 million for Year-to-Date 2018 compared to $5.9 million in Year-to-Date 2017. The effective tax rate was 68.5% in Year-to-Date 2018 compared with 33.7% in Year-to-Date 2017. The higher benefit resulted from impacts of the Tax Act and the reversal of UTBs as a consequence of the favorable state tax audit settlements for periods prior to the Separation.
Net Loss
As a result of the above factors, Net loss was $4.6 million and diluted loss per share was $0.14 in Year-to-Date 2018 compared with Net loss of $11.6 million and diluted loss per share of $0.36 in Year-to-Date 2017.
Adjusted EBITDA
As a result of the above factors, Adjusted EBITDA increased 54.6% to $32.4 million in Year-to-Date 2018 from $21.0 million in Year-to-Date 2017.

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
Description of Material Indebtedness
Debt Arrangements
On November 16, 2017, the Company entered into the Current ABL Facility, which provides for maximum borrowings of $175.0 million for the Company, subject to a borrowing base. The Current ABL Facility has a letter of credit sub-limit of $70.0 million. The Current ABL Facility is available for working capital and other general corporate purposes and, as of November 2, 2018, was undrawn other than for $22.6 million in outstanding letters of credit.
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
Representations and Warranties; Covenants
Subject to specified exceptions, the Debt Facilities contain various representations and warranties and restrictive covenants that, among other things, restrict the ability of Lands’ End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the Current ABL Facility falls below the greater of 10% of the loan cap amount or $15.0 million, Lands’ End will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Debt Facilities do not otherwise contain financial maintenance covenants. The Company was in compliance with all financial covenants related to the Debt Facilities as of November 2, 2018.
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
Cash Flows from Operating Activities
Net cash used in operating activities decreased to $52.2 million in the Year-to-Date 2018 from a net cash use of $87.8 million in the Year-to-Date 2017, primarily driven by improved working capital management through:

•	Lower Accounts payable payments in Fiscal 2018 due to timing of inventory receipts and payments,

•	Higher receipts from Accounts receivable, net in Fiscal 2018 due to high customer receivables outstanding at the beginning of the year related to the Delta Airlines launch.
Cash Flows from Investing Activities
Net cash used in investing activities was $33.0 million and $29.1 million for Year-to-Date 2018 and Year-to-Date 2017, respectively. Cash used in investing activities for both periods was primarily used for investments to update our information technology infrastructure and property and equipment.
For Fiscal 2018, we plan to invest a total of approximately $40.0 million in capital expenditures for strategic investments and infrastructure, primarily associated with our ERP investment, other technology investments and general corporate needs.
Cash Flows from Financing Activities
Net cash used in financing activities was $4.4 million and $4.5 million for Year-to-Date 2018 and Year-to-Date 2017, respectively, consisting primarily of our quarterly payments on our Term Loan Facility.
Contractual Obligations and Off-Balance-Sheet Arrangements
There have been no material changes to our contractual obligations and off-balance-sheet arrangements as discussed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2018.
Financial Instruments with Off-Balance-Sheet Risk
On November 16, 2017, the Company entered into an asset-based lending credit agreement with Wells Fargo Bank, National Association, which provides for maximum borrowings of $175.0 million for the Company, subject to a borrowing base. The Current ABL Facility has a letter of credit sub-limit of $70.0 million. The Current ABL Facility is available for working capital and other general corporate purposes. The Current ABL Facility will mature no later than November 16, 2022, subject to customary extension provisions provided for therein. The Current ABL Facility is available for working capital and other general corporate purposes and was undrawn at November 2, 2018, other than for $22.6 million in outstanding letters of credit.
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document contains forward-looking statements. Forward-looking statements reflect our current views with respect to, among other things, future events and performance. These statements may discuss, among other things, our net sales, gross margin, operating expenses, operating income, net income, cash flow, financial condition, impairments, expenditures, growth, strategies, plans, achievements, dividends, capital structure, organizational structure, future store openings, market opportunities and general market and industry conditions. We generally identify forward-looking statements by words such as "anticipate," "estimate," "expect," "intend," "project," "plan," "predict," "believe," "seek," "continue," "outlook," "may," "might," "will," "should," "can have," "likely" or the negative version of these words or comparable words. Forward-looking statements are based on beliefs and assumptions made by management using currently available information. These statements are only predictions and are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties. If one or more of these risks or uncertainties materialize, or if management’s underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include those risks, uncertainties and factors discussed in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended February 2, 2018, as modified by "Part II, Item 1A Risk Factors" of this Quarterly Report on Form 10-Q. Forward-looking statements speak only as of the date on which they are made. We expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable securities laws and regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in currency rates. A significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of November 2, 2018, we had $8.9 million of cash denominated in foreign currencies, principally in British Pound Sterling, Euros and Yen. We do not enter into financial instruments for trading purposes or hedging and have not used any derivative financial instruments. We do not consider our foreign earnings to be permanently reinvested.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based on their evaluation for the period covered by this Quarterly Report on Form 10-Q, Lands’ End’s Chief Executive Officer and President and Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer have concluded that, as of November 2, 2018, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by Rules 13a-15 under the Exchange Act during the Third Fiscal Quarter Ended November 2, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended February 2, 2018, which was filed with the SEC on March 29, 2018 (the "Form 10-K"), except as outlined below.

Risk factors appearing in the 10-K which reference our relationship with Sears Holdings Corporation are hereby supplemented to reflect that on October 15, 2018, Sears Holdings Corporation and certain of its subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of Title 11 of the United States Code.

Index of Exhibits

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

Dated: December 6, 2018

By:	/s/ James F. Gooch
James F. Gooch
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)