Form 10-K
period 2019-02-01
LANDS' END, INC.
filed 2019-03-28
CIK 799288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended February 1, 2019
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

None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    YES  ☐    NO  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
The aggregate market value (based on the closing price of the registrant's common stock quoted on the NASDAQ Stock Market) of the registrant's common stock owned by non-affiliates, as of August 3, 2018, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $260.3 million.
As of March 27, 2019, the registrant had 32,249,492 shares of common stock, $0.01 par value, outstanding.

LANDS’ END, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K

PART I
ITEM 1. BUSINESS
As used in this Annual Report on Form 10-K, references to the "Company", "Lands' End", "we", "us", "our" and similar terms refer to Lands' End, Inc. and its subsidiaries. Our fiscal year ends on the Friday preceding the Saturday on or closest to January 31. Other terms commonly used in this Annual Report on Form 10-K are defined as follows:
•ABL Facility - Asset-based senior secured credit agreements, dated as of November 16, 2017, with Wells Fargo, N.A. and certain other lenders
•Brexit - The United Kingdom's vote to exit from the European Union
•Company Operated stores - Lands’ End retail stores in the Retail channel
•Debt Facilities - Collectively, the ABL Facility and the Term Loan Facility
•ERP - enterprise resource planning software solutions
•ESL - ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert
•Fiscal 2019 - The Company's next fiscal year representing the 52 weeks ending January 31, 2020
•Fiscal 2018 - The 52 weeks ended February 1, 2019
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
•Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders
•Tax Act - The Tax Cuts and Jobs Act passed by the United States government on December 22, 2017
•Tax Sharing Agreement - A tax sharing agreement entered into by Sears Holdings Corporation and Lands' End in connection with the Separation
•Term Loan Facility - Term loan credit agreements, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders
•Transform Holdco - Transform Holdco LLC, an affiliate of ESL, which on February 11, 2019 acquired from Sears Holdings substantially all of the go-forward retail footprint and other assets and component businesses of Sears Holdings as a going concern
•UTBs - Gross unrecognized tax benefits
Lands' End is an iconic American brand and a leading multi-channel retailer of casual clothing, accessories and footwear, as well as home products. Operating out of America’s heartland, our vision and values make a strong connection with our core customers. We offer products through catalogs, online at www.landsend.com, on international websites, third-party online marketplaces, and through retail locations. We have a passion for delivering quality products, uncompromising service and exceptional value to our customers and we seek to deliver timeless style for women, men, kids and the home.
Lands' End was founded in 1963 by Gary Comer and his partners to sell sailboat hardware and equipment by catalog. While our product focus has shifted significantly over the years, we have continued to adhere to our founder's motto as one of our guiding principles: "Take care of the customer, take care of the employee and the rest will take care of itself."
As discussed more fully in the strategy section, Lands’ End is a leading multi-channel retailer of casual clothing, accessories and footwear, as well as home products.  Lands’ End is building a multi-channel distribution network seeking to provide a common customer experience regardless of whether they are interacting with us on our company websites, third party marketplaces, at company owned stores or other distribution outlets. As we evolve our multi-channel strategy, and in conjunction with the accelerated closures of Lands' End Shops at Sears, during Fiscal 2018 we determined it was more appropriate to combine the previously disclosed external reportable segments of Direct and Retail, into one combined external reportable segment as it more closely represents how we are managing the Company.  We identify our operating segments according to how our business activities are managed and evaluated. Our operating segments consist of U.S. eCommerce, Retail, Lands' End Outfitters ("Outfitters"), Europe eCommerce and Japan eCommerce. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one reportable segment.
Lands' End's product channels are eCommerce, Retail and Outfitters. eCommerce offers products through the Company's eCommerce websites, third party online marketplaces and direct mail catalogs. Retail sells products and services through Company Operated stores and through dedicated Lands' End Shops at Sears. Outfitters sells products to end consumers, located primarily in the United States, through negotiated arrangements with client organizations to make specific styles or embroidered products available to members of client organizations.
In Fiscal 2018, we generated revenue of approximately $1.45 billion. Our revenue is generated worldwide through an international, multi-channel network based in the United States, United Kingdom, Germany and Japan. This network reinforces and supports sales across the multiple channels in which we do business. Net revenue is presented by product channel in the following table:

(in thousands)	Fiscal 2018	% of Revenue	Fiscal 2017	% of Revenue	Fiscal 2016	% of Revenue
eCommerce	$1,039,929	71.7%	$975,446	69.3%	$900,182	67.4%
Outfitters	289,251	19.9%	258,669	18.4%	248,967	18.6%
Retail	122,412	8.4%	172,562	12.3%	186,611	14.0%
Total Revenue	$1,451,592		$1,406,677		$1,335,760

Utilizing this multi-channel network, we fulfilled orders to customers in approximately 155 countries outside the United States, totaling approximately 13.2% of revenue.
Revenue by the geographical location where the product is shipped is as follows:

(in thousands)	Fiscal 2018	% of Revenue	Fiscal 2017	% of Revenue	Fiscal 2016	% of Revenue
United States	$1,245,157	85.8%	$1,204,199	85.6%	$1,143,529	85.6%
Europe	138,761	9.6%	134,543	9.6%	125,410	9.4%
Asia	50,203	3.5%	48,704	3.5%	50,030	3.7%
Other	17,471	1.1%	19,231	1.3%	16,791	1.3%
Total Revenue	$1,451,592		$1,406,677		$1,335,760
Long-lived assets by geographical location are as follows:

(in thousands)	Fiscal 2018	Fiscal 2017	Fiscal 2016
United States	$140,663	$126,015	$113,045
Europe	8,773	9,862	9,075
Asia	458	625	716
Total Property and equipment, net	$149,894	$136,502	$122,836

Strategy
In Fiscal 2018, we continued to leverage our iconic American brand, which was founded on the principles of delivering great quality, uncompromising service and exceptional value to our customers. In Fiscal 2019 we plan to continue the momentum through four major growth initiatives that have been our focus over the past two years:
Product. The soul of the Lands’ End brand has always been products with a purpose. We are focused on delivering key items, made of quality materials, in iconic styles that offer great value to our customers and their families. We provide an assortment of products leveraging our key item strategy with a focus on delivering comfort, style and value with emphasis on major categories. In Fiscal 2019 we plan to continue to leverage customer data to drive decisions around our merchandise assortment, fabrics, silhouettes and price points that our customer desires. We have worked to standardize our fits across multiple categories and classifications. We are also focused on key partnerships, including growing our uniform business with the innovative products to meet the needs of our partners.
Digital. We are focused on utilizing digital technologies to obtain new customers and improve the overall customer experience, including leveraging data analytics to better tailor and personalize the shopping experience for each customer. We are becoming a digitally-led organization, applying technology as we adapt to ongoing shifts in customer shopping behaviors. During Fiscal 2018, we improved our search engine optimization, improved mobile site speed and implemented price clarity. We enhanced our website with updated product descriptions that better align with the language that our customers use when searching for products. We also enhanced our smartphone experience, as this is the device our customer increasingly prefers. As a part of our Fiscal 2019 initiatives we are focused on continuing to improve the customer’s smartphone experience, including improved product presentation and a faster website.
Distribution. We utilize multi-point distribution, including our traditional catalogs, eCommerce and retail stores, to engage our customer where and how they choose to shop. Our stores represent the Lands’ End American Heritage aesthetic, making it easy for our customers to find our products in an inviting, brand appropriate setting. For Fiscal 2019 and beyond, we plan to apply a customer analytics-driven distribution strategy, where we leverage our data to refine product assortment, target store locations, and explore opportunities with third party marketplaces.
Business Process. We continue to focus on building strategic competencies through improved business processes that are based on standardization and efficiency. As we enter Fiscal 2019, we are nearing completion of our ERP implementation, beginning the implementation of our Enterprise Order Management ("EOM") system and scoping of a Warehouse Management System solution. We also plan to focus on optimizing our logistics and transportation capabilities, which will further enable us to upgrade the way we take, process and fulfill orders across our enterprise. Additionally, we plan to continue to upgrade our inventory planning process and data analytic capabilities as we focus on growing the business and operating as a global multi-channel retailer.
Key Capabilities
Lands' End was founded on certain principles of doing business that are embodied in our goal to deliver great quality, uncompromising service and exceptional value to our customers. These core principles of quality, service and value are the foundation of what we believe distinguish us from our competitors, including:
Customer base. Lands' End is an iconic American brand with a large and loyal customer base. Operating out of Wisconsin, in the heartland of the United States, our vision and values make a strong connection with our core customer. In Fiscal 2018, we grew the brand by reconnecting with those core customers. We believe that a principal indicator of our success to date has been the continued growth of our buyer file in Fiscal 2018, with increases in new and retained customers.
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
Customer service. We are committed to building on Lands' End's legacy of strong customer service. We believe we have a strong track record of improving the customer service experience through innovation. Today, Lands' End is focused on using our extensive customer data to make the shopping experience as effortless and personalized as possible, regardless of whether our customers shop online or in one of our retail locations. Our operations, including prompt order fulfillment, responsiveness to our customers' requests and our customer friendly return policy, have contributed to our award-winning customer service, which we believe is one of our core strengths and a key point of differentiation from our competitors. We have received many accolades over the years and most recently, received the following:

•	Lands’ End was included in the Newsweek list of America’s Best Customer Service 2019, ranking No.1 for best customer service in the Online Retailers: Clothing in the Apparel category (November 2018)

•	Lands' End Earns StellaService's Elite Award for Phone and Email, which is awarded to retailers who provide the very best in customer care, Source: StellaService (March 2017)

•	Land's End Named Customer Experience Leader, Source: Mulitchannel Merchant (March 2017)

•	Lands' End Named Customer Service Champion, Source: Prosper Insights & Analytics. Featured on Forbes.com (August 2017)
Marketing
We believe that our most important asset is our brand. The Lands' End brand is well-recognized with a deeply rooted tradition of offering excellent quality, value and service along with the Lands' End return policy. We seek to reflect that tradition in all of our merchandise. We also invest significantly in brand development through our focus on providing excellent customer service and our emphasis on digital transformation and innovative product development. We believe that this commitment to our brand has helped to generate our large and loyal customer base for over fifty years.
We attempt to build on our brand recognition through multi-channel marketing campaigns including an eCommerce website, www.landsend.com, catalog distribution, digital marketing and social media. Creative designs for these marketing platforms are primarily developed in-house by our creative team. We strive to be efficient in our overall spend, enabling us to invest in initiatives that we believe will yield benefits over the longer-term. We expect the majority of our marketing spend to be allocated to digital marketing and our catalog, where we believe we can generate near term return on investment. We are also seeking to enhance our branding initiatives by investing in strategic partnerships designed to showcase our apparel and personalizing promotions offered to customers.
Information Technology
Our information technology systems provide comprehensive support for the design, merchandising, importing, marketing, distribution, sales, order processing and order fulfillment of our Lands' End products. We have a dedicated information technology team that provides strategic direction, application development, infrastructure services and systems support for the functions and processes of our business. The information technology team contracts with third-party consulting firms to provide cost-effective staff augmentation services and partners with leading hardware, software and cloud-based technology firms to provide the infrastructure necessary to run and operate our systems. Our core software applications are comprised of a combination of internally developed and packaged third-party systems. The eCommerce solutions powering www.landsend.com, the Outfitters websites, and our international Lands' End websites are operated out of our own internal data centers, as well as through hosting relationships with third parties and industry-leading cloud providers.
We are in the process of implementing new information technology systems as part of a multi-year plan to expand and upgrade our information technology platforms and infrastructure. In Fiscal 2018, we implemented several financial, merchandising and inventory planning capabilities as part of our ERP implementation along with key enhancements to our eCommerce shopping experiences. We intend to build off these core capabilities to drive future improvements in our operations.
In Fiscal 2019, we intend to continue to pursue additional strategic investments, including fully rolling out our ERP platform. We plan to begin work on EOM and continue to improve on our digital capabilities including enhanced mobile experiences, personalization, data science, and continue enhancements to the digital shopping experiences on our eCommerce platforms. In addition, we intend to invest in digital solutions to augment the customer and sales associate experiences within our Company Operated stores.

The nearly complete ERP platform implementation combined with the implementation of the EOM platform is expected to create efficiencies within our internal processes and reporting. However, implementation of these solutions and systems is highly dependent on coordination of numerous software, hardware, cloud and system integration providers. See also Item 1A, Risk Factors, in this Annual Report on Form 10-K.
Competition
We operate primarily in the apparel industry which is highly competitive. We compete with a diverse group of direct-to-consumer companies and retailers, including national department store chains, men's and women's specialty apparel chains, outdoor specialty stores, apparel catalog businesses, sportswear marketers and online apparel businesses that sell similar lines of merchandise. We compete principally on the basis of merchandise value (quality and price), product innovation, our established customer list and award-winning customer service, which includes reliable order fulfillment, our return policy and services, and information provided at our user-friendly websites.
Seasonality
We experience seasonal fluctuations in our net revenue and operating results and historically have realized a significant portion of our net revenue and earnings for the year during our fourth fiscal quarter. We generated 34.6%, 36.3% and 34.4% of our net revenue in the fourth fiscal quarter of Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively. Thus, lower than expected fourth quarter net revenue could have an adverse impact on our annual operating results.
Working capital requirements typically increase during the second and third quarters of the fiscal year as inventory builds to support peak shipping/selling periods and, accordingly, working capital requirements typically decreases during the fourth quarter of the fiscal year as inventory is shipped/sold. Cash provided by operating activities is typically higher in the fourth quarter of the fiscal year due to reduced working capital requirements during that period.
Vendors
Our products are produced globally by independent manufacturers who are selected, monitored and coordinated by the Lands' End Global Sourcing team based in Dodgeville, Wisconsin and other third-party buying agents. Our products are manufactured in approximately 30 countries and the majority are imported from Asia and South America, depending on the nature of the product mix. In Fiscal 2018 our top 10 vendors accounted for approximately 40% of the value of our merchandise purchases and we worked with approximately 200 vendors that manufactured substantially all of our products. We generally do not enter into long-term merchandise supply contracts. We continue to take advantage of opportunities to more efficiently source our products worldwide, consistent with our high standards of quality and value. Significant areas of non-product spend include transportation, information systems, marketing, packaging and catalog paper and print.
It is important to us that our partners share the same values in business as we do, therefore, we require that the vendors comply with applicable legal requirements, agree to our global compliance requirements and meet our product quality standards. Our vendors are required to provide us with full access to their facilities and to relevant records relating to their employment practices, such as, but not limited to, child labor, wages and benefits, forced labor, discrimination, freedom of association, unlawful inducements, safe and healthy working conditions and other business practices so that we may monitor their compliance with ethical and legal requirements relating to the conduct of their business.
Sources and Availability of Raw Materials
We purchase, in the ordinary course of business, raw materials and supplies essential to our operations from numerous suppliers around the world, including in the United States. There have been no recent significant availability problems or supply shortages.
Distribution
We own and operate three distribution centers in Wisconsin. Our Dodgeville facility is approximately 1.1 million square feet and is a full-service distribution center, including monogramming, hemming and embroidery services. Our Reedsburg location is approximately 400,000 square feet and offers all order fulfillment services except hemming. Our Stevens Point distribution center is approximately 150,000 square feet and primarily focuses on embroidery services. Customer orders are shipped via third parties.
We own and operate a distribution center in the United Kingdom based in Oakham, a community north of London. Order fulfillment and specialty services for our European businesses are performed at this facility, which opened in 1998 and totals approximately 175,000 square feet. We also lease a 56,000 square foot distribution center in Fujieda, Japan.

Orders are generally filled on a current basis, and order backlog is not material to our business.
Intellectual Property
Lands' End owns or has rights to use certain word and design trademarks, service marks, and trade names that are registered or exist under common law in the United States and other jurisdictions. The Lands' End® trade name and trademark is used both in the United States and internationally, and is material to our business. Trademarks that are important in identifying and distinguishing our products and services are Guaranteed. Period.®, Lighthouse by Lands' End™, Square Rigger™,  Squall®, Super-T™, Drifter™, Outrigger®, Marinac®, and Beach Living®, all of which are owned by us, as well as the licensed marks Supima®, No-Gape®, and others. Other recognized trademarks owned by Lands' End include SwimMates™, Starfish™, Iron Knees®, Hyde Park®, Year’ Rounder®, ClassMate®, Pink Thread Project®, Willis & Geiger® and ThermaCheck®. Lands' End's rights to some of these trademarks are limited to select markets.
Employees
We employ approximately 5,000 employees throughout our operations: approximately 4,200 employees in the United States and approximately 800 employees outside the United States. This workforce is comprised of approximately 20% salaried employees, 41% hourly employees and 39% part-time employees. With the seasonal nature of the retail industry, over 2,000 additional, flexible, part-time employees join us each year to support our varying peak seasons, including the fourth quarter holiday shopping season.
Pledged Assets
All obligations under the Debt Facilities are unconditionally guaranteed by Lands' End, Inc. and, subject to certain exceptions, each of its existing and future direct and indirect wholly-owned domestic subsidiaries. The ABL Facility is secured by a first priority security interest in certain working capital of the borrowers and guarantors consisting primarily of accounts receivable and inventory. The Term Loan Facility is secured by a second priority security interest in the same collateral, with certain exceptions.
The Term Loan Facility also is secured by a first priority security interest in certain property and assets of the borrowers and guarantors, including certain fixed assets and stock of subsidiaries. The ABL Facility is secured by a second priority security interest in the same collateral.
Corporate Citizenship
Sustainability Initiatives. Lands' End is working towards improving its sustainable footprint through key practices like waste reduction, purchasing recycled consumables and through corporate partnerships. Lands' End hopes to inspire customers and other corporations to increase sustainability awareness and initiatives.
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
According to statements on form Schedule 13D filed with the SEC by ESL, ESL beneficially owned significant portions of both the Company's and Sears Holdings' outstanding shares of common stock. Therefore, Sears Holdings, the Company's former parent company, is considered a related party both prior to and subsequent to the Separation. On February 11, 2019, Transform Holdco acquired from Sears Holdings substantially all of the go-forward retail footprint and other assets and component businesses of Sears Holdings as a going concern. We believe that ESL holds a significant portion of the membership interests of Transform Holdco and therefore consider that entity to be a related party as well.

In connection with and subsequent to the Separation, we entered into various agreements with Sears Holdings or its subsidiaries that govern our relationship with Sears Holdings with respect to the Lands' End Shops at Sears, various general corporate services, and other relationships. At this time we cannot predict if these agreements will be assumed by and assigned to Transform Holdco. See Note 11, Related Party Agreements and Transactions.
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
Executive Officers of the Registrant
The following table sets forth information regarding our executive officers, including their positions.

Name	Position	Age
Jerome S. Griffith	Chief Executive Officer and President	61
James F. Gooch	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer	51
Peter L. Gray	Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary	51
Kelly Ritchie	Senior Vice President, Employee and Customer Services	55
Chieh Tsai	Chief Product Officer	53

Jerome S. Griffith joined Lands' End as Chief Executive Officer and President and as a member of the Board of Directors in March 2017. He served as the Chief Executive Officer and President and as a member of the board of directors of Tumi Holdings, Inc., a manufacturer and retailer of consumer goods including business bags, luggage, apparel and other travel-related goods, from April 2009 until its sale to Samsonite International S.A. in August 2016. From 2002 to February 2009, he was employed at Esprit Holdings Limited, a global fashion brand, where he was promoted to Chief Operating Officer and appointed to the board in 2004, then promoted to President of Esprit North and South America in 2006. From 1999 to 2002, he worked as an executive vice president at Tommy Hilfiger, a global fashion brand. From 1998 to 1999, he worked as the president of retail at the J. Peterman Company, a catalog-based apparel and retail company. From 1989 through 1998, he worked in various positions of increasing responsibility at Gap, Inc., a global clothing and accessories retailer. He has served as a member of the board of Vince Holding Corp. since November 2013, Samsonite International S.A. since August 2016, and Parsons School of Design, which is part of the New School, since September 2013.

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
Kelly Ritchie joined Lands' End in 1985 and has served as Senior Vice President, Employee and Customer Services since 2003, and also assumed responsibility for our distribution centers from 2005 to 2015. She served as Senior Vice President, Employee Services from 1999 until 2003. She also served as Vice President of Employee Services from 1995 to 1999 and in various other Customer Service and Employee Services roles from 1985 to 1995.
Chieh Tsai joined Lands’ End in May 2016 and has served as the Company’s Chief Product Officer since January 2019. From September 2017 to January 2019 she served as Senior Vice President of Design and from May 2016 to August 2017 she served as Vice President of Design. Prior to joining Lands' End, Ms. Tsai served in multiple leadership roles with AnnTaylor, Inc. from May 2005 until May 2015, most recently as the Vice President of Design. Ms. Tsai served as the Design Director for CK Calvin Klein from March 2004 until May 2005 and as Senior Designer of Nine West from August 2000 until March 2004.

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
Our products and services must satisfy the desires of customers, whose preferences change over time. In order to be successful, we must identify, obtain supplies of, and offer customers attractive, innovative and high-quality merchandise on a continuous and timely basis. Failure to effectively gauge the direction of customer preferences or convey a compelling brand image or price/value equation to customers may result in lower sales and resultant lower gross profit margins. This could have an adverse effect on our business and results of operations.
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
The apparel industry is highly competitive. We compete with a diverse group of direct-to-consumer companies and retailers, including national department store chains, men's and women's specialty apparel chains, outdoor specialty stores, apparel catalog businesses, sportswear marketers and online apparel businesses that sell similar lines of merchandise. Brand image, marketing, design, price, service, quality, image presentation and fulfillment are all competitive factors. Our competitors may be able to adopt more aggressive pricing policies, adapt to changes in customer tastes or requirements more quickly, devote greater resources to the design, sourcing, distribution, marketing and sale of their products, or generate greater national brand recognition than we can. An inability to overcome these potential competitive disadvantages or effectively market our products relative to our competitors could have an adverse effect on our business and results of operations. Similarly, our inability to market and sell our products in foreign jurisdictions could have an adverse effect on our business and results of operations.
The success of our business, depends on customers' use of our digital platform, including our eCommerce websites, and response to direct mail catalogs and digital marketing; if our overall marketing strategies, including our maintenance of a robust customer list, is not successful, our business and results of operations could be adversely affected.
The success of our business depends on customers' use of our eCommerce websites and their response to our direct mail catalogs and digital marketing.
The level of customer traffic and volume of customer purchases on our eCommerce websites is substantially dependent on our ability to provide attractive and accessible websites, a high-quality customer experience and reliable delivery of our merchandise. Although the success of our eCommerce websites also has historically been dependent on the performance of our direct mail catalogs, our strategy includes initiatives that are intended to improve marketing productivity and optimize catalog productivity. If we are unable to maintain and increase customers' use of our eCommerce websites and the volume of goods they purchase, including, as a result of changes to the level and types of marketing or amount of spend allocated to each type of marketing, or through our failure to otherwise successfully promote and maintain our eCommerce websites and their associated services, our business and results of operations could be adversely affected.
Customer response to our catalogs and digital marketing is substantially dependent on merchandise assortment, merchandise availability and creative presentation, as well as the selection of customers to whom our catalogs are sent and to whom our digital marketing is directed, changes in mailing strategies and the size of our mailings. Our maintenance of a robust customer list, which we believe includes desirable demographic characteristics for the products we offer, has also been a key component of our overall strategy. If the performance of our catalogs, emails and eCommerce websites decline, or if our overall marketing strategy is not successful, our business and results of operations could be adversely affected.
Our approach to merchandise promotions and markdowns to encourage consumer purchases could adversely affect our gross margins and results of operations.
The apparel industry is dominated by large brands and national/mass retailers, where price competition, promotion, and branded product assortment drive differentiation between competitors in the industry. In order to be competitive, we must offer customers compelling products at attractive prices. In recent periods, the use of promotions and markdowns, as appropriate, is a strategy we have employed to offer attractive prices. Heavy reliance on promotions and markdowns to encourage customers to purchase our merchandise, could have a negative impact on our brand equity, gross margins and results of operations.
Our implementation of ERP and EOM software solution, along with other information technology systems changes could result in significant disruptions to our operations.
We are nearing the completion of the ERP solution. Additionally, we will be working to implement a new EOM software solution to provide improved capabilities to better serve our customers and accommodate future growth. Implementation of these solutions and systems is highly dependent on coordination of numerous software and system providers and internal business teams. The interdependence of these solutions and systems is a significant risk to the successful completion of the initiatives and the failure of any one system could have a material adverse effect on the implementation of our overall information technology infrastructure. We may experience difficulties as we transition to these new or upgraded systems and processes, including loss or corruption of data, delayed shipments, decreases in productivity as our personnel and third party providers implement and become familiar with new systems, increased costs and lost revenues. In addition, transitioning to these new systems requires significant capital investments and personnel resources. Difficulties in implementing new or upgraded information systems or significant system failures could disrupt our operations and have a material adverse effect on our capital resources, financial condition, results of operations or cash flows. Implementation of new information technology infrastructure has a significant impact on our business processes and information systems across a significant portion of our operations. As a result, we will be undergoing significant changes in our operational processes and internal controls as our implementation progresses, which in turn require significant change management, including recruiting and training of qualified personnel. If we are unable to successfully manage these changes as we implement these systems, including harmonizing our systems, data, processes and reporting analytics, our ability to conduct, manage and control routine business functions could be negatively affected and significant disruptions to our business could occur. In addition, we could incur material unanticipated expenses, including additional costs of implementation or costs of conducting business. These risks could result in significant business disruptions or divert management's attention from key strategic initiatives and have a material adverse effect on our capital resources, financial condition, results of operations or cash flows.
We depend on information technology and a failure of information technology systems, including with respect to our eCommerce operations, or an inability to effectively upgrade or adapt our systems could adversely affect our business.
We rely on sophisticated information technology systems to operate our business, including the eCommerce websites that drive our direct-to-consumer, Outfitters, and international sales channels and in-store/point-of-sale systems, inventory management, warehouse management, financial and human resources. Some of these systems are based on end-of-life or legacy technology, operate with minimal or no vendor support and are otherwise difficult to maintain. Our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events such as fires, tornadoes and hurricanes, and usage errors by our employees or vendors. Operating legacy systems subjects us to inherent costs and risks associated with maintaining, upgrading and replacing these systems and recruiting and retaining sufficiently skilled personnel to maintain and operate the systems, demands on management time, and other risks and costs. Our eCommerce websites are subject to numerous risks associated with selling merchandise that could have an adverse effect on our results of operations, including unanticipated operating problems, reliance on third-party computer hardware and software providers, system failures and the need to invest in additional and updated computer platforms.
Our information technology systems are potentially vulnerable to malicious intrusion and targeted or random attack or breakdown. Although we have invested in the protection of our data and information technology and also monitor our systems on an ongoing basis, there can be no assurance that these efforts will prevent breakdowns or breaches in our information technology systems that could adversely affect our business.

Sears Holdings or its successor's point of sale and supply chain management information technology systems are leveraged in support of the Lands' End Shops at Sears. There can be no assurance that Sears Holdings or its successor, will maintain and protect these information technology systems in such a way that would prevent breakdowns or breaches in such systems, which could adversely affect our business.
Our success depends, in part, on our ability to identify, develop, acquire or license leading technologies useful in our business, enhance our existing services, develop new services and technologies that address the increasingly sophisticated and varied needs of our existing and prospective customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development and operation of our eCommerce websites and other proprietary technology entails significant technical and business risks. We can provide no assurance that we will be able to effectively use new technologies or adapt our eCommerce websites, proprietary technologies and transaction-processing systems to meet customer requirements or emerging industry standards. If we are unable to accurately project the need for such system expansion or upgrade or adapt our systems in a cost-effective and timely manner in response to changing market conditions or customer requirements, whether for technical, legal, financial or other reasons, our business and results of operations could be adversely affected.
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
The payment methods that we offer also subject us to potential fraud and theft by criminals, who continue to increase in sophistication, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data is compromised due to a breach or misuse of data, we may have higher transaction fees, be subject to fines or our ability to accept or facilitate certain types of payments may be impaired. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs.
We conduct business in and rely on sources for merchandise located in foreign markets, and our business may therefore be adversely affected by legal, regulatory, economic and political risks associated with international trade and those markets.
The majority of our merchandise is manufactured in Asia and South America, depending on the nature of the product mix. In Fiscal 2018, we worked with approximately 200 vendors that manufactured substantially all of our products. These products are either imported directly by us or indirectly by distributors who, in turn, sell products to us. We purchase, in the ordinary course of business, raw materials and supplies essential to our operations from numerous suppliers around the world, including suppliers in the United States. We also sell our products in Canada, Northern and Central Europe and Japan, and we may develop a sales presence in other international markets. Our reliance on vendors in and marketing of products to customers in foreign markets create risks inherent in doing business in foreign jurisdictions, including:

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
New initiatives and tariffs may be proposed in the United States that may have an impact on the trading status of certain countries and may include retaliatory duties or other trade sanctions that, if enacted, would increase the cost of products purchased from suppliers in such countries with which we do business. Any inability on our part to rely on our foreign sources of production due to any of the factors listed above could have an adverse effect on our business, results of operations and financial condition.
The United Kingdom’s referendum to exit from the European Union will continue to have uncertain effects and could adversely impact our business, results of operations and financial condition.
The terms of Brexit and the United Kingdom’s relationship with the European Union after the withdrawal are subject to ongoing negotiations. The Brexit vote and subsequent negotiations have impacted global markets and the value of the British Pound and Euro as compared to the U.S. dollar and other major currencies. In addition, there remains considerable uncertainty around Brexit and volatility in the securities markets and in currency exchange rates may continue. The effects of Brexit on the economies of the European Union are also unknown and unpredictable, and they may be greater if Brexit occurs without an agreement between the United Kingdom and the European Union. At this time it is unknown whether such an agreement will be reached. It is possible that the level of economic activity in the United Kingdom and the European region will be adversely impacted and that there will be increased regulatory and legal complexities and costs.
While we have not experienced any material financial impact from Brexit on our business to date, we cannot predict the results of the Brexit negotiations or their future effects. Any impact from Brexit on our business and operations over the long term will depend, in part, on the outcome of negotiations related to tariffs, tax, trade, security and other regulatory matters. The effects of Brexit could be disruptive to our operations and business relationships in the European markets and elsewhere, especially related to shipments from our main European distribution center which is located in the United Kingdom.
Deterioration of relationships with our vendors and/or the failure of our new merchandise sourcing initiatives could have an adverse effect on our competitive position and operational results.
We have long standing relationships with the vendors that supply a significant portion of our merchandise, but do not operate under long-term agreements. Therefore, our success relies on maintaining good relations with these vendors. Our growth strategy depends to a significant extent on the willingness and ability of our vendors to efficiently supply merchandise that is consistent with our standards for quality and value. In the event we engage new vendors, it may cause us to encounter delays in production and added costs as a result of the time it takes to train our vendors in producing our products and adhering to our standards. If we cannot obtain a sufficient amount and variety of quality product at acceptable prices, including at prices that offset increased buying agent commissions incurred, it could have a negative impact on our competitive position. This could result in lower revenues and decreased customer interest in our product offerings, which, in turn, could adversely affect our business and results of operations.
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
Our strategy includes initiatives to further our reach in the United States and pursue international expansion in a number of countries around the world, through various channels and brands, including through relationships with third party eCommerce marketplaces. We have limited experience operating in many of these locations and with third parties, and face major, established competitors and barriers to entry. We may seek additional business partners or licensees to assist us in these efforts however may not be successful in establishing such relationships. In addition, in many of these international locations, the real estate, employment and labor, transportation and logistics, regulatory and other operating requirements differ dramatically from those in the places where we have experience. Foreign currency exchange rate fluctuations may also adversely affect our international operations and sales, including by increasing the cost of business in certain locations. Moreover, consumer tastes and trends may differ in many of these locations from those in our existing locations, and as a result, the sales of our products may not be successful or profitable. If our expansion efforts are not successful or do not deliver an appropriate return on our investments, our business could be adversely affected.
Our growth initiatives include the development of Company Operated stores which may not be successful and as a result our business and results of operations could be adversely affected.
Historically, our retail sales were achieved primarily through Lands’ End Shops at Sears across the United States and to a lesser extent at our Company Operated stores. The number of Lands’ End Shops at Sears has declined from 174 at the end of Fiscal 2017 to 49 stores at the end of Fiscal 2018.
In 2018, we began opening Company Operated stores as part of our multi-channel strategy. Our retail strategy includes the design and implementation of a standardized store concept in our new store locations. The strategy is dependent on our ability to identify appropriate locations for the stores and attract customers with a compelling assortment. Once a location is identified, we must successfully negotiate lease terms, manage the store build out and recruit and hire store management and associates. In addition, this strategy will require us to implement retail-specific marketing plans, and enhance inventory management skills specific to Retail, such as those related to allocation and replenishment of product. We may be unable to open retail stores in desired locations, due to availability and on terms that are acceptable to us. If customers are not receptive of our new store concept, projected store sales and profitability may suffer.
The success of this strategy is also dependent on our ability to generate customer traffic by locating our new stores in prominent, successful shopping areas. Sales at these new stores will be derived from the volume of traffic. Our sales volume and store traffic generally may be adversely affected by, among other things, economic downturns in a particular area, competition from eCommerce retailers, non-mall retailers and other malls, increases in gasoline prices, fluctuations in exchange rates in border or tourism-oriented locations and the closing or decline in popularity of other stores in the vicinity in which we are located.
If we fail to timely and effectively obtain shipments of products from our vendors and deliver merchandise to our customers, our business and operating results could be adversely affected.
We do not own or operate any manufacturing facilities and therefore depend upon independent third-party vendors for the manufacture of our merchandise. We cannot control all of the various factors that might affect timely and effective procurement of supplies of product from our vendors and delivery of merchandise to our customers. A majority of the products that we purchase must be shipped to our distribution centers in Dodgeville, Reedsburg and Stevens Point,

Wisconsin; Oakham, United Kingdom; and Fujieda, Japan. While our reliance on a limited number of distribution centers provides certain efficiencies, it also makes us more vulnerable to natural disasters, weather-related disruptions, accidents, system failures or other unforeseen causes that could delay or impair our ability to fulfill customer orders and/or ship merchandise to our stores, which could adversely affect sales. Our ability to mitigate the adverse impacts of these events depends in part upon the effectiveness of our disaster preparedness and response planning, as well as business continuity planning. Our utilization of imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to a distribution center, organized labor strikes and work stoppages, transportation and other delays in shipments, including as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States, the United Kingdom (including as a result of Brexit) and Japan, unexpected or significant port congestion, lack of freight availability and freight cost increases. In addition, if we experience a shortage of a popular item, we may be required to arrange for additional quantities of the item, if available, to be delivered through airfreight, which is significantly more expensive than standard shipping by sea. We may not be able to obtain sufficient freight capacity on a timely basis or at favorable shipping rates and, therefore, may not be able to timely receive merchandise from vendors or deliver products to customers.
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
Our reputation and customers' willingness to purchase our products depend in part on our vendors' compliance with ethical employment practices, such as with respect to child labor, wages and benefits, forced labor, discrimination, freedom of association, unlawful inducements, safe and healthy working conditions, and with all legal and regulatory requirements relating to the conduct of their business and safety standards of materials. While we operate compliance and monitoring programs to promote ethical and lawful business practices and verify compliance with safety standards, we do not exercise ultimate control over our independent vendors or their business practices and cannot guarantee their compliance with ethical and lawful business practices and safety standards. Violation of labor, safety, or other laws by vendors, or the divergence of a vendor's labor and safety practices from those generally accepted as ethical in the United States could materially hurt our reputation and force recalls of product, which could have an adverse effect on our business and results of operations.
If we are unable to protect or preserve the image of our brands and our intellectual property rights, our business may be adversely affected.
We regard our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success. As such, we rely on trademark and copyright law, trade secret protection and confidentiality agreements with our associates, consultants, vendors and others to protect our proprietary rights. Nevertheless, the steps we take to protect our proprietary rights may be inadequate and we may experience difficulty in effectively limiting unauthorized use of our trademarks and other intellectual property worldwide. Unauthorized use of our trademarks, copyrights, trade secrets or other proprietary rights may cause significant damage to our brands and our ability to effectively represent ourselves to agents, suppliers, vendors, licensees and/or customers. While we intend to enforce our trademark and other proprietary rights, there can be no assurance that we are adequately protected in all countries or that we will prevail when defending our trademark and proprietary rights. If we are unable to protect or preserve the value of our trademarks or other proprietary rights for any reason, or if we fail to maintain the image of our brands due to merchandise and service quality issues, actual or perceived, adverse publicity, governmental investigations or litigation, or other reasons, our brands and reputation could be damaged, and our business may be adversely affected.
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
As of February 1, 2019, we had goodwill and intangible asset balances totaling $367.0 million, which are subject to testing for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Our intangible assets consist of $257.0 million for our trade name and goodwill of $110.0 million. Any event that impacts our reputation could result in impairment charges for our trade name. Long-lived assets, primarily property and equipment, are also subject to testing for impairment if events or changes in circumstances indicate that the asset might be impaired. A significant amount of judgment is involved in our impairment assessment. If actual results fall short of our estimates and assumptions used in estimating revenue growth, future cash flows and asset fair values, we could incur further impairment charges for intangible assets, goodwill or long-lived assets, which could have an adverse effect on our results of operations.
Our failure to retain our executive management team and to attract qualified new personnel could adversely affect our business and results of operations.
We depend on the talents and continued efforts of our executive management team. The loss of members of our executive management may disrupt our business and adversely affect our results of operations. Furthermore, our ability to manage further expansion will require us to continue to train, motivate and manage employees and to attract, motivate and retain additional qualified personnel, including field sales representatives for Outfitters. We believe that having personnel who are passionate about our brand, have industry experience and have strong customer service skills has been an important factor in our historical success, and we believe that it will continue to be important to growing our business. Competition for these types of personnel is intense, and we may not be successful in attracting, assimilating and retaining the personnel required to grow and operate our business profitably.
Fluctuations and increases in the cost, availability, and quality of raw materials as well as fluctuations in transportation and utility costs could adversely affect our business and results of operations.
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

We also depend upon external vendors to print and mail our catalogs. Partially due to the consolidation of printing companies, there is a limited number of printers that are capable of handling such needs which subjects us to risks if any printer fails to perform under our agreement. A substantial amount of our catalog-related costs are incurred prior to mailing, and we are not able to adjust the costs of a particular catalog mailing to reflect the actual subsequent performance of the catalog.
If we do not efficiently manage inventory levels, our results of operations could be adversely affected.
We must maintain sufficient inventory levels to operate our business successfully, but we must also avoid accumulating excess inventory, which increases working capital needs and lowers gross margins. We obtain substantially all of our inventory from vendors located outside the United States. Some of these vendors require lengthy advance notice of order requirements in order to be able to supply products in the quantities requested. This usually requires us to order merchandise and enter into commitments for the purchase of such merchandise, well in advance of the time these products will be offered for sale. As a result, it may be difficult to respond to changes in the apparel, footwear, accessories or home products markets. If we do not accurately anticipate the future demand for a particular product or the time it will take to obtain new inventory, inventory levels will not be appropriate, and our results of operations could be adversely affected.
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
We have entered into agreements with third parties for logistics services, information technology systems (including hosting some of our eCommerce websites), onshore and offshore software development and support, merchandise buying agent services, catalog production, distribution and packaging and employee benefits. Services provided by any of our third-party suppliers could be interrupted as a result of many factors, such as acts of nature or contract disputes. Any failure by a third party to provide us with contracted-for services on a timely basis or within service level expectations and performance standards could result in a disruption of our business and have an adverse effect on our business and results of operations.
We may be subject to periodic litigation and other regulatory proceedings, including with respect to product liability claims. These proceedings may be affected by changes in laws and government regulations or changes in their enforcement.
From time to time, we may be involved in lawsuits and regulatory actions relating to our business or products we sell or have sold. These proceedings may be in jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants. We are impacted by trends in litigation, including class-action allegations brought under various consumer protection and employment laws, including wage and hour laws, privacy laws, and laws relating to eCommerce. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have an adverse effect on our business and results of operations. Regardless of the outcome of any litigation or regulatory proceedings, any such proceeding could result in substantial costs and may require that we devote substantial resources to defend the proceeding, which could affect the future premiums we would be required to pay on our insurance policies. Changes in governmental regulations could also have adverse effects on our business and subject us to additional regulatory actions.
Some of the products we sell may expose us to product liability claims relating to personal injury, death or property damage allegedly caused by these products, and could require us to take corrective actions, including product recalls. Although we maintain liability insurance, there is no guarantee that our current or future coverage will be adequate for liabilities actually incurred, or that insurance will continue to be available on economically reasonable terms, or at all. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant periods, regardless of the ultimate outcome. Claims of this nature, as well as product recalls, could also have an adverse effect on customer confidence in the products we sell and, on our reputation, business and results of operations.
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
In accordance with current law, we pay, collect and/or remit taxes in those states where we or our subsidiaries, as applicable, maintain a physical presence. While we believe that we have appropriately remitted all taxes based on our interpretation of applicable law, tax laws are complex, and their application differs from state to state. It is possible that some taxing jurisdictions may attempt to assess additional taxes and penalties on us or assert either an error in our calculation, a change in the application of law, or an interpretation of the law that differs from our own which may, if successful, adversely affect our business and results of operations.
On June 21, 2018, the U.S. Supreme Court decided, in South Dakota v. Wayfair, Inc., that state and local jurisdictions may, at least in certain circumstances, enforce a sales and use tax collection obligation on remote vendors that have no physical presence in such jurisdiction. A number of states have already begun, or have positioned themselves to begin, requiring sales and use tax collection by remote vendors and/or by online marketplaces. The details and effective dates of these collection requirements vary from state to state. We are in the process of determining how and when our collection practices will need to change in the relevant jurisdictions. It is possible that one or more jurisdictions may assert that we have liability for periods for which we have not collected sales, use or other similar taxes, and if such an assertion or assertions were successful it could result in substantial tax liabilities, including for past sales taxes and penalties and interest, which could materially affect our business, financial condition and operating results.
Our business is seasonal in nature, and any decrease in our sales or margins could have an adverse effect on our business and results of operations.
The apparel industry is highly seasonal, with the highest levels of sales occurring during the fourth quarter of our fiscal year. Our sales and margins during the fourth quarter may fluctuate based upon factors such as the timing of holiday seasons and promotions, the amount of net revenue contributed by new and existing stores, the timing and level of markdowns, competitive factors, weather and general economic conditions. Any decrease in sales or margins, whether as a result of increased promotional activity or because of economic conditions, poor weather or other factors, could have an adverse effect on our business and results of operations. In addition, seasonal fluctuations also affect our inventory levels, since we usually order merchandise in advance of peak selling periods and sometimes before new fashion trends are confirmed by customer purchases. We generally carry a significant amount of inventory, especially before the fourth quarter peak selling periods. If we are not successful in selling inventory during these periods, we may have to sell the inventory at significantly reduced prices, which could adversely affect our business and results of operations. Furthermore, with the seasonal nature of the retail business, over 2,000 flexible part-time employees join us each year to support our varying peak seasons, including the fourth quarter holiday shopping season. An inability to attract qualified seasonal personnel could interrupt our sales during this period.
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

Additional Risks Related to Our Separation from, and Relationship with, Sears
If Sears or its subsidiaries fail to perform under various agreements with us as a result of the Sears Filing, our business and results of operations could be adversely affected.
On October 15, 2018, Sears Holdings Corporation (“Sears”) and certain of its subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of Title 11 of the United States Code (collectively the “Sears Filing"). On February 11, 2019, Transform Holdco acquired from Sears Holdings substantially all of the go-forward retail footprint and other assets and component businesses of Sears Holdings as a going concern.
Pursuant to the Tax Sharing Agreement, Sears Holdings Corporation is generally responsible for all United States federal, state and local UTBs, through the date of the Separation. As of February 1, 2019, the Company had UTBs of $1.5 million. Of this amount, $1.2 million would, if recognized, impact its effective tax rate. The Company does not expect that UTBs will fluctuate in the next 12 months for tax audit settlements and the expiration of the statute of limitations for certain jurisdictions. As a result of the Sears Filing, the Company believes that the recovery of the UTBs provided by the Tax Sharing Agreement is uncertain. The Company recorded a non-cash charge of $2.6 million in the Third Quarter 2018 as the result of establishing a reserve against the indemnification asset. On February 1, 2019 and February 2, 2018, respectively, a $0.0 and $7.4 million indemnification receivable were recorded in Other assets in the Consolidated Balance Sheets.
Additionally, Lands’ End is party to a master sublease agreement with Sears and a retail operations agreement for the Lands' End Shops at Sears, under which we lease those locations from Sears Roebuck and rely on it and other subsidiaries of Sears Holdings to provide logistics, point-of-sale and related store systems to the Lands' End Shops at Sears. During Fiscal 2018 the number of Lands’ End Shops at Sears declined from 174 stores to 49 stores. While the retail operations agreement has been assumed by and assigned to Transform Holdco, the status of the other agreements with Sears Holdings is uncertain at this time.
The inability of Sears Holdings, or in the event an agreement is assumed and assigned, Transform Holdco, to perform its obligations under these post-Separation agreements, could have a material adverse effect on our business or our results of operations.
ESL, whose interests may be different from the interests of other stockholders, may be able to exert substantial influence over our company.
According to an amendment to Schedule 13D filed on January 25, 2018 with the SEC, and subsequent Form 4 filing, ESL beneficially owned on the filing date 66.5% of our outstanding shares of common stock. Accordingly, ESL could have substantial influence over many, if not all, actions to be taken or approved by our stockholders, and will have a significant voice in the election of directors and any transactions involving a change of control. The interests of ESL, which has investments in other companies (including Sears Holdings and Transform Holdco), may from time to time diverge from the interests of our other stockholders.
Potential liabilities may arise under fraudulent conveyance and transfer laws and legal capital requirements, which could have an adverse effect on our financial condition and our results of operations.
In connection with the court proceedings following the Sears Filing, the Unsecured Creditors Committee alleged that several transactions by ESL, including the Separation, should be challenged under United States federal, United

States state and foreign fraudulent conveyance and transfer laws, as well as legal capital requirements governing distributions and similar transactions. If a court were to determine under these laws that, (a) at the time of the Separation, Sears Holdings: (1) was insolvent; (2) was rendered insolvent by reason of the Separation; (3) had remaining assets constituting unreasonably small capital; (4) intended to incur, or believed it would incur, debts beyond its ability to pay these debts as they matured; or (b) the transaction in question failed to satisfy applicable legal capital requirements, the court could determine that the Separation was voidable, in whole or in part. Subject to various defenses, the court could then require Sears Holdings or us, or other recipients of value in connection with the Separation (potentially including our stockholders as recipients of shares of our common stock in connection with the Separation), as the case may be, to turn over value to other entities involved in the Separation and related transactions for the benefit of unpaid creditors. The measure of insolvency and applicable legal capital requirements will vary depending upon the jurisdiction whose law is being applied.
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

We may need additional financing in the future for our general corporate purposes or growth strategies and anticipate refinancing our long term debt and such financing may not be available on favorable terms, or at all, and may be dilutive to existing stockholders.

We may need to seek additional financing for our general corporate purposes or growth strategies. In addition, we anticipate the need to refinance some, or all, of the Term Loan that is due in April 2021. We may be unable to obtain any desired additional financing or refinance the Term Loan on terms favorable to us, or at all. The ability to raise additional financing depends on numerous factors that are outside of our control, including general economic and market conditions, the health of financial institutions, our credit ratings and lenders' assessments of our prospects and the prospects of the retail industry in general. The lenders under any credit facilities or loan agreements we may enter into may not be able to meet their commitments if they experience shortages of capital and liquidity. If we raise additional funds through the issuance of equity securities, our stockholders could experience dilution of their ownership interest. If we raise additional funds by issuing debt, we may be subject to limitations on our operations due to restrictive covenants. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance our products, or respond to competitive pressures, any of which could negatively affect our business. There can be no assurance that our ability to otherwise access the credit markets will not be adversely affected by changes in the financial markets and the global economy. If we are not able to fulfill our liquidity needs through operating cash flows and/or borrowings under credit facilities or otherwise in the capital markets, our business and financial condition could be adversely affected.

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
Lands' End Retail Properties
As of February 1, 2019, our retail footprint consists of 18 Company Operated stores, which averaged approximately 7,000 square feet and 49 Lands' End Shops at Sears, which averaged approximately 7,000 square feet. In addition, we have seven smaller school uniform showrooms that are used for fittings. We lease the premises of our Lands' End Shops at Sears from Sears Roebuck. Under the terms of the master lease agreement and master sublease agreement pursuant to which Sears Roebuck leases or subleases to us the premises for the Lands' End Shops at Sears, Sears Roebuck has certain rights to (1) relocate our leased premises within the building in which such premises are located, subject to certain limitations, including our right to terminate the applicable lease if we are not satisfied with the new premises, and (2) terminate without liability the lease with respect to a particular Lands' End Shop if the overall Sears store in which such Lands' End Shop is located is closed or sold. All leases for Lands' End Shops at Sears will terminate by January 31, 2020. With respect to our Company Operated stores, as of February 1, 2019, 16 were leased and two were owned, with 16 located in the United States, one in the United Kingdom and one in Germany.

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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Lands' End's common stock is traded on the NASDAQ Stock Market under the ticker symbol LE. There were 7,698 stockholders of record at February 1, 2019.
Stock Performance Graph

The following graph compares the cumulative total return to stockholders on Lands' End common stock from March 20, 2014, the first day our common stock began "when-issued" trading on the NASDAQ Stock Market, through February 1, 2019, the last day of Fiscal 2018, with the return on the NASDAQ Composite Index and the NASDAQ Global Retail Index for the same period. Our common stock began "regular-way" trading following the Separation on April 7, 2014. The graph assumes an initial investment of $100 on March 20, 2014 in each of our common stock, the NASDAQ Composite Index and the NASDAQ Global Retail Index.

See accompanying Notes to Consolidated Financial Statements.

	3/20/2014	1/30/2015	1/29/2016	1/27/2017	2/2/2018	2/1/2019
Lands' End, Inc.	$100	$104	$65	$46	$49	$53
NASDAQ Composite Index	$100	$107	$107	$131	$168	$168
NASDAQ Retail Index	$100	$107	$108	$115	$148	$147

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

ITEM 6. SELECTED FINANCIAL DATA
The Consolidated Statements of Operations Data set forth below for the fiscal years ended February 1, 2019, February 2, 2018 and January 27, 2017 and the Consolidated Balance Sheet Data as of February 1, 2019 and February 2, 2018 are derived from the audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The Consolidated Statements of Operations Data for the fiscal years ended January 29, 2016, and January 30, 2015 and the Consolidated Balance Sheet data as of January 27, 2017, January 29, 2016 and January 30, 2015 are derived from the audited Consolidated and Combined Financial Statements not included in this Annual Report on Form 10-K. All historical financial and other data prior to the Separation reflects the Lands' End business of Sears Holdings, and the historical financial and other data subsequent to the Separation include the accounts of Lands' End, Inc. and its subsidiaries which are collectively referred to herein as "our" historical financial and other data. See Note 1, Background and Basis of Presentation, to the Consolidated Financial Statements and accompanying notes.
The selected historical consolidated and combined financial statement and other financial data presented below should be read in conjunction with our Consolidated Financial Statements and accompanying notes and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year
(in thousands, except per share data and number of stores)	2018	2017	2016	2015	2014(1)
Consolidated Statement of Operations Data(2)
Net revenue	$1,451,592	$1,406,677	$1,335,760	$1,419,778	$1,555,353
Net income (loss)(3)(4)(5)	$11,590	$28,195	$(109,782)	$(19,548)	$73,799
Basic and diluted earnings (loss) per common share(3)(4)(5)(6)	$0.36	$0.88	$(3.43)	$(0.61)	$2.31
Basic average shares outstanding	32,190	32,076	32,021	31,979	31,957
Diluted average shares outstanding	32,526	32,110	32,021	31,979	32,016
Consolidated Balance Sheet Data
Total assets	$1,110,911	$1,124,135	$1,114,391	$1,288,526	$1,349,999
Long-term debt, net	482,453	486,248	490,043	500,838	505,988
Other Financial and Operating Data
Adjusted EBITDA(7)	$70,466	$58,264	$39,832	$107,288	$164,298
Number of stores at year end	74	189	230	246	255

(1)
Fiscal 2014 shows results of the Company with combined financial information that may not be indicative of future performance and does not necessarily reflect what the financial position and results of operations would have been had the Company operated as a publicly traded company independent from Sears Holdings during this period.

(2)	The Company's fiscal year end is on the Friday preceding the Saturday closest to January 31 each year. Fiscal 2017 consisted of 53 weeks. All other fiscal years consisted of 52 weeks.

(3)	Fiscal 2016 Net loss includes an impairment charge of $173.0 million, $107.8 million net of tax, related to the non-cash write-down of the Company's trade name intangible asset, Lands' End.

(4)	Fiscal 2015 Net loss includes an impairment charge of $98.3 million, $62.0 million net of tax, related to the non-cash write-down of the Company's trade name intangible asset, Lands' End.

(5)
Fiscal 2018 and Fiscal 2017 Net income includes an Income tax benefit of $3.7 million and $30.6 million respectively, as a result of the Tax Act reform. See Note 9, Income Taxes, for additional details.

(6)
On April 4, 2014, Sears Holdings distributed 31,956,521 shares of Lands' End common stock. Refer to Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements for information regarding earnings per share.

(7)
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

◦	Intangible asset impairment—charge associated with the non-cash write-down of our trade name intangible asset, Lands' End, in Fiscal 2016 and Fiscal 2015.

◦	Product recall—costs associated with a recall in Fiscal 2014 and the subsequent reversal of some costs in Fiscal 2016 and Fiscal 2015 as customer return rates were lower than Company estimates.

◦	Transfer of corporate functions—severance and contract losses associated with a transition of certain corporate activities from our New York office to our Dodgeville headquarters.

◦	Gain or loss on the sale of property and equipment—management considers the gains or losses on sale of assets to result from investing decisions rather than ongoing operations.
The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP measure for each of the periods indicated:

	Fiscal Year
(in thousands)	2018	2017	2016	2015	2014(1)
Net income (loss)	$11,590	$28,195	$(109,782)	$(19,548)	$73,799
Income tax (benefit) expense	(1,959)	(27,747)	(69,098)	(9,691)	46,758
Other expense (income), net	4,059	2,708	1,619	(671)	(1,408)
Interest expense	28,909	25,929	24,630	24,826	20,494
Intangible asset impairment	—	—	173,000	98,300	—
Depreciation and amortization	27,558	24,910	19,003	17,399	19,703
Product recall	—	—	(212)	(3,371)	4,713
Transfer of corporate functions	31	3,921	—	—	—
Loss on sale of property and equipment	278	348	672	44	239
Adjusted EBITDA	$70,466	$58,264	$39,832	$107,288	$164,298

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
As used in this Annual Report on Form 10-K, references to the "Company", "Lands' End", "we", "us", "our" and similar terms refer to Lands' End, Inc. and its subsidiaries. Our fiscal year ends on the Friday preceding the Saturday closest to January 31. Other terms that are commonly used in this Annual Report on Form 10-K are defined as follows:
•ASU - FASB Accounting Standards Update
•Company Operated stores - Lands' End retail stores in the Retail channel
•ABL Facility - Asset-based senior secured credit agreements, dated as of November 16, 2017, with Wells Fargo, N.A. and certain other lenders
•ERP - enterprise resource planning software solutions
•ESL - ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert
•Debt Facilities - Collectively, the ABL Facility and the Term Loan Facility
•FASB - Financial Accounting Standards Board
•Fiscal 2019 - The Company's next fiscal year representing the 52 weeks ending January 31, 2020
•Fiscal 2018 - The 52 weeks ended February 1, 2019
•Fiscal 2017 - The 53 weeks ended February 2, 2018
•Fiscal 2016 - The 52 weeks ended January 27, 2017
•GAAP - Accounting principles generally accepted in the United States
•LIBOR - London inter-bank offered rate
•Same Store Sales - Net revenue, from stores that have been open for at least 13 full months where selling square footage has not changed by 15% or more within the past year
•Sears Holdings or Sears Holdings Corporation - Sears Holdings Corporation, a Delaware corporation, and its consolidated subsidiaries (other than, for all periods following the Separation, Lands' End)
•Sears Roebuck - Sears, Roebuck and Co., a wholly owned subsidiary of Sears Holdings
•Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders
•Tax Act - The Tax Cuts and Jobs Act passed by the United States government on December 22, 2017
•Tax Sharing Agreement - A tax sharing agreement entered into by Sears Holdings Corporation and Lands' End in connection with the Separation
•Term Loan Facility - Term loan credit agreements, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders
•Transform Holdco - Transform Holdco LLC, an affiliate of ESL, which on February 11, 2019 acquired from Sears Holdings substantially all of the go-forward retail footprint and other assets and component businesses of Sears Holdings as a going concern
•UTBs - Gross unrecognized tax benefits

Introduction
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

•
Discussion and analysis. This section highlights items affecting the comparability of our financial results and provides an analysis of our results of operations for Fiscal 2018, Fiscal 2017 and Fiscal 2016.

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
Lands’ End was founded in 1963 by Gary Comer and his partners to sell sailboat hardware and equipment by catalog. While our product focus has shifted significantly over the years, we have continued to adhere to our founder’s motto as one of our guiding principles: "Take care of the customer, take care of the employee and the rest will take care of itself."
As the Company evolves our multi-channel strategy, and in conjunction with the accelerated closures of Lands' End Shops at Sears, during Fiscal 2018 we determined it was more appropriate to combine the previously disclosed external reportable segments of Direct and Retail, into one combined external reportable segment as it more closely represents how we are managing the Company. We identify our operating segments according to how our business activities are managed and evaluated. Our operating segments consist of U.S. eCommerce, Retail, Outfitters, Europe eCommerce and Japan eCommerce. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one reportable segment.
Basis of Presentation
The Consolidated Financial Statements have been prepared in accordance with GAAP and include the accounts of Lands' End, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.
Related party
Following the Separation, we began operating as a separate, publicly traded company, independent from Sears Holdings. According to statements on Schedule 13D filed with the U.S. Securities and Exchange Commission by ESL, ESL beneficially owned significant portions of both the Company's and Sears Holdings Corporation's outstanding shares of common stock. Therefore, Sears Holdings Corporation, the Company's former parent company, is considered a related party both prior to and subsequent to the Separation. On February 11, 2019, Transform Holdco acquired from Sears Holdings substantially all of the go-forward retail footprint and other assets and component businesses of Sears

Holdings as a going concern. We believe that ESL holds a significant portion of the membership interests of Transform Holdco and therefore consider that entity to be a related party as well.
Seasonality
We experience seasonal fluctuations in our net revenue and operating results and historically have realized a significant portion of our net revenue and earnings for the year during our fourth fiscal quarter. We generated 34.6%, 36.3% and 34.4% of our net revenue in the fourth fiscal quarter of Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively. Thus, lower than expected fourth quarter net revenue could have an adverse impact on our annual operating results.
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
Results of Operations
Fiscal Year. Our fiscal year end is on the Friday preceding the Saturday closest to January 31 each year. The fiscal periods in this report are presented as follows, unless the context otherwise requires:

Fiscal Year	Ended	Weeks
2018	February 1, 2019	52
2017	February 2, 2018	53
2016	January 27, 2017	52
As noted in the above table, Fiscal 2017 had 53 weeks. When comparing Fiscal 2018 to Fiscal 2017, the Company may reference the amount of variance due to the extra week. This will be referred to as the 53rd week and represents the last week of Fiscal 2017.
The following tables sets forth, for the periods indicated, selected income statement data:

	Fiscal 2018		Fiscal 2017		Fiscal 2016
(in thousands)	$'s	% of Net Revenue	$'s	% of Net Revenue	$'s	% of Net Revenue
Net revenue	$1,451,592	100.0%	$1,406,677	100.0%	$1,335,760	100.0%
Cost of sales (excluding depreciation and amortization)	835,536	57.6%	809,474	57.5%	759,352	56.8%
Gross profit	616,056	42.4%	597,203	42.5%	576,408	43.2%
Selling and administrative	545,590	37.6%	538,939	38.3%	536,576	40.2%
Depreciation and amortization	27,558	1.9%	24,910	1.8%	19,003	1.4%
Intangible asset impairment	—	—%	—	—%	173,000	13.0%
Other operating expense, net	309	—%	4,269	0.3%	460	—%
Operating income (loss)	42,599	2.9%	29,085	2.1%	(152,631)	(11.4)%
Interest expense	28,909	2.0%	25,929	1.8%	24,630	1.8%
Other expense, net	4,059	0.3%	2,708	0.2%	1,619	0.1%
Income (loss) before income taxes	9,631	0.7%	448	0.0%	(178,880)	(13.4)%
Income tax benefit	(1,959)	(0.1)%	(27,747)	(2.0)%	(69,098)	(5.2)%
Net income (loss)	$11,590	0.8%	$28,195	2.0%	$(109,782)	(8.2)%
Depreciation and amortization are not included in our cost of sales because we are a reseller of inventory and do not believe that including depreciation and amortization is meaningful. As a result, our gross profits may not be comparable to other entities that include depreciation and amortization related to the sale of their product in their gross profit measure.
Net Income (Loss) and Adjusted EBITDA
We recorded Net income (loss) of $11.6 million, $28.2 million and $(109.8) million for Fiscal 2018, Fiscal 2017 and

Fiscal 2016 respectively. In addition to our Net income (loss) determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted EBITDA measurement. Adjusted EBITDA is computed as Net income (loss) appearing on the Consolidated Statements of Operations net of Income tax expense, Interest expense, Depreciation and amortization and certain significant items set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our business for comparable periods and as an executive compensation metric. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.
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

▪	Intangible asset impairment - charge associated with the non-cash write-down of our trade name intangible asset, Lands' End, in Fiscal 2016.

▪	Gain or loss on property and equipment—management considers the gains or losses on asset valuation to result from investing decisions rather than ongoing operations.

▪	Transfer of corporate functions—severance and contract losses associated with a transition of certain corporate activities from our New York office to our Dodgeville headquarters.

▪	Product recall - costs associated with a recall in Fiscal 2014 and the subsequent reversal of some costs in Fiscal 2015 and Fiscal 2016 as customer return rates were lower than Company estimates.

	Fiscal 2018		Fiscal 2017		Fiscal 2016
(in thousands)	$'s	% of Net Revenue	$'s	% of Net Revenue	$'s	% of Net Revenue
Net income (loss)	$11,590	0.8%	$28,195	2.0%	$(109,782)	(8.2)%
Income tax benefit	(1,959)	(0.1)%	(27,747)	(2.0)%	(69,098)	(5.2)%
Other expense, net	4,059	0.3%	2,708	0.2%	1,619	0.1%
Interest expense	28,909	2.0%	25,929	1.8%	24,630	1.8%
Operating income (loss)	42,599	2.9%	29,085	2.1%	(152,631)	(11.4)%
Intangible asset impairment	—	—%	—	—%	173,000	13.0%
Depreciation and amortization	27,558	1.9%	24,910	1.8%	19,003	1.4%
Product recall	—	—%	—	—%	(212)	—%
Transfer of corporate functions	31	—%	3,921	0.3%	—	—%
Loss on disposal of property and equipment	278	—%	348	—%	672	0.1%
Adjusted EBITDA	$70,466	4.9%	$58,264	4.1%	39,832	3.0%

Discussion and Analysis
Fiscal 2018 Compared to Fiscal 2017
Net revenue
Total Net revenue for Fiscal 2018 was $1.45 billion, compared with $1.41 billion for Fiscal 2017, an increase of $44.9 million or 3.2%. Fiscal 2017 Net revenue includes $25.9 million generated in the 53rd week. The increase was primarily attributable to the continued growth in the eCommerce channel and the launch of the Delta Air Lines business offset by a decrease in the Retail channel driven by the closed Lands’ End Shops at Sears stores.
Net revenue is presented by product channel in the following table:

(in thousands)	Fiscal 2018	% of Revenue	Fiscal 2017	% of Revenue
Revenue
eCommerce	1,039,929	71.7%	975,446	69.3%
Outfitters	289,251	19.9%	258,669	18.4%
Retail	122,412	8.4%	172,562	12.3%
Total Revenue	$1,451,592		$1,406,677
eCommerce Net revenue was $1.04 billion in Fiscal 2018, an increase of 6.6% from $975.4 million during the same period of the prior year. The increase in eCommerce was largely attributable to continued enhancements in our seasonal product assortments and digital capabilities with a strong focus on the smartphone, which drove a significant year over year increase in our overall buyer file.
Outfitters Net revenue was $289.3 million in Fiscal 2018, an increase of 11.8% from $258.7 million during the same period of the prior year. The increase in Outfitters was largely attributable to the launch of the Delta Air Lines business which concluded in the first half of Fiscal 2018.
Net revenue in Retail was $122.4 million in Fiscal 2018, a decrease of 29.1% from $172.6 million during the same period of the prior year. The decrease was attributable to fewer Lands' End Shops at Sears and a decrease of Lands' End Shops at Sears Same Store Sales, excluding the 53rd week, of 3.0%, offset by an increase in Company Operated Same Store Sales, excluding the 53rd week, of 3.9%, respectively. On February 1, 2019 the Company operated 18 Company Operated stores and 49 Lands' End Shops at Sears compared to 14 Company Operated stores and 174 Lands' End Shops at Sears on February 2, 2018.
Gross Profit
In Fiscal 2018, total gross profit increased 3.2% to $616.1 million compared with $597.2 million for Fiscal 2017. Gross margin remained flat at 42.4% of total Net revenue. Fiscal 2017 gross profit includes $10.4 million generated in the 53rd week.
Selling and Administrative Expenses
Selling and administrative expenses were $545.6 million, or 37.6% of total Net revenue in Fiscal 2018 compared with $538.9 million, or 38.3% of total Net revenue in Fiscal 2017. The approximately 70 bps decrease was driven by expense management with the continued growth of the business, expenses related to the 53rd week, and the continued reduction in the number of Lands' End Shops at Sears locations, partially offset by increases in personnel and annual incentive expenses.
Depreciation and Amortization
Depreciation and amortization were $27.6 million in Fiscal 2018, an increase of $2.6 million or 10.6%, compared with $24.9 million in Fiscal 2017. The increase in Depreciation and amortization was primarily attributable to an increase in depreciation associated with our multi-year ERP system implementation and digital enhancements.

Other Operating Expense, Net
Other operating expense, net was $0.3 million in Fiscal 2018 compared to $4.3 million in Fiscal 2017. The decrease of $4.0 million is primarily the result of $2.4 million in severance charges and $1.5 million in contract losses associated with the transition of certain corporate activities from the New York office to the Company's Dodgeville headquarters during Fiscal 2017.
Operating Income
Operating income was $42.6 million in Fiscal 2018, compared with $29.1 million in Fiscal 2017. The increase of $13.5 million is largely due to increased revenue and the leveraging of the existing cost structure.
Interest Expense
Interest expense was $28.9 million in Fiscal 2018, compared with $25.9 million in Fiscal 2017. The increase in interest expense was driven by increasing interest rates.
Other Expense, Net
Other expense, net was $4.1 million in Fiscal 2018 compared to $2.7 million in Fiscal 2017, driven by the establishment of a reserve against an indemnification asset.
Income Tax Benefit
We recorded an Income tax benefit of $2.0 million for Fiscal 2018 which results in an effective tax rate of (20.3)%. This compares to an Income tax benefit of $27.7 million in Fiscal 2017 resulting in an effective tax rate of (6,193.5)%. The Fiscal 2018 effective tax rate was higher than the Fiscal 2017 rate primarily as a result of the Tax Act.
In connection with the Tax Act, the Company re-measured its deferred tax assets and liabilities based on the rates at which they are expected to reverse. Pursuant to Staff Accounting Bulletin No. 118 (SAB 118), a provisional amount for the change in law was reported in Fiscal 2017. Furthermore, SAB 118 provided the Company a one-year measurement period to revise its estimates of the impact of the Tax Act.
We have completed our assessment of the change under the Tax Act in accordance with SAB 118 and have recorded an additional benefit of $3.7 million during Fiscal 2018. See Note 9, Income Taxes, of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for more information.
Net Income
As a result of the above factors, Net Income was $11.6 million, or $0.36 per diluted share in Fiscal 2018 compared to $28.2 million, or $0.88 per diluted share in Fiscal 2017.
Adjusted EBITDA
As a result of the above factors, Adjusted EBITDA increased 20.9% to $70.5 million in Fiscal 2018, compared with Adjusted EBITDA of $58.3 million in Fiscal 2017.
Discussion and Analysis
Fiscal 2017 Compared to Fiscal 2016
Net revenue
Total Net revenue for Fiscal 2017 was $1.41 billion, compared with $1.34 billion for Fiscal 2016, an increase of $70.9 million, which included $25.9 million for the 53rd week. The increase was primarily attributable to an increase in our U.S. consumer business and an increase in Company Operated stores offset by a decrease in the Lands' End Shops at Sears.
Net revenue is presented by product channel in the following table:

(in thousands)	Fiscal 2017	% of Revenue	Fiscal 2016	% of Revenue
Revenue
eCommerce	$975,446	69.3%	$900,182	67.4%
Outfitters	258,669	18.4%	248,967	18.6%
Retail	172,562	12.3%	186,611	14.0%
Total Revenue	$1,406,677		$1,335,760
On February 2, 2018 the Company operated 14 Company Operated stores and 174 Lands' End Shops at Sears compared to 14 Company Operated stores and 216 Lands' End Shops at Sears on January 27, 2017.
Gross Profit
Total gross profit increased 3.6% to $597.2 million and gross margin decreased approximately 80 basis points to 42.4% of total Net revenue in Fiscal 2017 compared with $576.4 million or 43.2% of total Net revenue in Fiscal 2016. Fiscal 2017 gross profit includes $10.4 million generated in the 53rd week. The decrease in gross margin was driven primarily by higher shipping costs, a highly promotional environment and the closure of Lands' End Shops at Sears locations.
Selling and Administrative Expenses
Selling and administrative expenses were $538.9 million, or 38.3% of total Net revenue in Fiscal 2017 compared with $536.6 million, or 40.2% of total Net revenue in Fiscal 2016. The approximately 190 bps decrease was driven by expense management with the continued growth of the business, a decline in marketing expenses, and the continued reduction in the number of Lands' End Shops at Sears locations, partially offset by increases in personnel and annual incentive expenses.
Depreciation and Amortization
Depreciation and amortization were $24.9 million in Fiscal 2017, an increase of $5.9 million or 31.1% compared with $19.0 million in Fiscal 2016. The increase in Depreciation and amortization was primarily attributable to an increase in depreciation associated with our multi-year ERP system implementation.
Intangible Asset Impairment
In Fiscal 2016 there was an Intangible asset impairment that was a non-cash write-down of the trade name asset Lands' End that reduced the intangible asset by $173.0 million. There were no impairment charges recorded in Fiscal 2017.
Other Operating Expense, Net
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
Liquidity and Capital Resources
Our primary need for liquidity is to fund working capital requirements of our business, capital expenditures, debt service and for general corporate purposes. Our cash and cash equivalents and the ABL Facility serve as sources of liquidity for short-term working capital needs and general corporate purposes. We expect that our cash on hand and cash flows from operations, along with our ABL Facility, will be adequate to meet our capital requirements and operational needs for at least the next 12 months. Cash generated from our net revenue and profitability, and somewhat to a lesser extent our changes in working capital, are driven by the seasonality of our business, with a significant amount of net revenue and operating cash flows generally occurring in the fourth fiscal quarter of each year.
Description of Material Indebtedness
Debt Arrangements
On November 16, 2017, the Company entered into the ABL Facility, which provides for maximum borrowings of $175.0 million for the Company, subject to a borrowing base. The ABL Facility has a letter of credit sub-limit of $70.0 million and will mature no later than November 16, 2022, subject to customary extension provisions provided for therein. The ABL Facility is available for working capital and other general corporate purposes and was undrawn other than for letters of credit.
On April 4, 2014, Lands' End entered into the Term Loan Facility of $515.0 million, the proceeds of which were used to pay a dividend of $500.0 million to a subsidiary of Sears Holdings Corporation immediately prior to the Separation and to pay fees and expenses associated with the Debt Facilities of approximately $11.4 million, with the remaining proceeds used for general corporate purposes. Upon entering into the ABL Facility, the Company incurred $1.5 million in debt origination fees. The fees were capitalized as debt issuance costs and are being amortized as an adjustment to Interest expense over the remaining life of the Debt Facilities.
Maturity; Amortization and Prepayments
The Term Loan Facility amortizes at a rate equal to 1% per annum and is subject to mandatory prepayment in an amount equal to a percentage of the borrower's excess cash flows (as defined in the Term Loan Facility) in each fiscal year, ranging from 0% to 50% depending on Lands' End's secured leverage ratio, and the proceeds from certain asset sales and casualty events. Based on Fiscal 2018 results, and in accordance with the Term Loan Facility, no prepayments were required.
The Term Loan Facility matures on April 4, 2021 while the ABL Facility will mature no later than November 16, 2022.
Guarantees; Security
All obligations under the Debt Facilities are unconditionally guaranteed by Lands' End, Inc. and, subject to certain exceptions, each of its existing and future direct and indirect wholly-owned domestic subsidiaries. The ABL Facility is secured by a first priority security interest in certain working capital of the borrowers and guarantors consisting primarily of accounts receivable and inventory. The Term Loan Facility is secured by a second priority security interest in the same collateral, with certain exceptions.
The Term Loan Facility also is secured by a first priority security interest in certain property and assets of the borrowers and guarantors, including certain fixed assets and stock of subsidiaries. The ABL Facility is secured by a second priority security interest in the same collateral.
Interest; Fees
The interest rates per annum applicable to the loans under the Debt Facilities are based on a fluctuating rate of interest measured by reference to, at the borrowers' election, either (i) an adjusted LIBOR plus a borrowing margin, or (ii) an alternative base rate plus a borrowing margin. The borrowing margin is fixed for the Term Loan Facility at 3.25% in the case of LIBOR loans and 2.25% in the case of base rate loans. For the Term Loan Facility, LIBOR is subject to a 1% interest rate floor. The borrowing margin for the ABL Facility is subject to adjustment based on the average excess availability under the ABL Facility for the preceding fiscal quarter. LIBOR borrowings and will range from 1.25% to 1.75% for the ABL Facility. Base rate borrowings will range from 0.50% to 1.00% for the ABL Facility.
Customary agency fees are payable in respect of the Debt Facilities. The ABL Facility fees also include (i) commitment fees in an amount equal to 0.25% of the daily unused portions of the ABL Facility, and (ii) customary letter of credit fees.
Representations and Warranties; Covenants
Subject to specified exceptions, the Debt Facilities contain various representations and warranties and restrictive covenants that, among other things, restrict the ability of Lands' End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the ABL Facility falls below the greater of 10% of the loan cap amount or $15.0 million, Lands' End will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Debt Facilities do not otherwise contain financial maintenance covenants. The Company was in compliance with all financial covenants related to the Debt Facilities as of February 1, 2019.
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

Cash Flows from Operating Activities
Operating activities generated net cash of $48.2 million, $28.4 million and $24.1 million in Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively. Our primary source of operating cash flows is the sale of merchandise goods and services to customers, while the primary use of cash in operations is the purchase of merchandise inventories.
In Fiscal 2018, net cash provided by operating activities increased $19.8 million compared to Fiscal 2017 primarily due to higher revenues, which drove an increase in Net income before non-cash items.
In Fiscal 2017, net cash provided by operating activities increased $4.3 million compared to Fiscal 2016 primarily due to higher revenues, which drove an increase in Net income before non-cash items.
Cash Flows from Investing Activities
Net cash used in investing activities was $44.4 million, $38.1 million and $33.3 million for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively. Cash used in investing activities for all periods was primarily used in investing in information technology infrastructure, and property and equipment.
For Fiscal 2019, we plan to invest a total of approximately $35 to $45 million in capital expenditures for strategic investments and infrastructure, primarily in technology and general corporate needs.
Cash Flows from Financing Activities
Net cash used in financing activities was $5.8 million, $7.4 million and $5.5 million for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively. Financing activities in Fiscal 2018, Fiscal 2017 and Fiscal 2016 consisted primarily of required annual payments on our Term Loan Facility.
Contractual Obligations and Off-Balance-Sheet Arrangements
We have no material off-balance-sheet arrangements other than the guarantees and contractual obligations that are discussed below.
Information concerning our obligations and commitments to make future payments under contracts such as lease agreements, and other contingent commitments, as of February 1, 2019, is aggregated in the following table:

	Payments Due by Period
(in thousands)	Total	1 Year or less	2-3 Years	4-5 Years	After 5 years
Operating leases(1)	32,074	10,389	9,924	5,346	6,415
Principal payments on long-term debt	490,538	5,150	485,388	—
Interest on long-term debt and ABL Facility fees	63,931	28,678	34,776	477	—
Purchase obligations(2)	214,325	214,325	—	—	—
Total contractual obligations	$800,868	$258,542	$530,088	$5,823	$6,415

(1) Operating lease obligations consist primarily of future minimum lease commitments related to Lands' End's leases (refer to Note 4, Leases, of the consolidated financial statements for further details).
(2) Purchase obligations primarily represent open purchase orders for inventory.
At February 1, 2019, Lands' End had UTBs of $1.5 million, which are not reflected in the table above. We are unable to reasonably estimate the timing of liability payments arising from uncertain tax positions in individual years due to uncertainties in the timing of effective settlement of tax positions. Pursuant to the Tax Sharing Agreement, Sears Holdings Corporation is generally responsible for all United States federal, state and local UTBs through the date of the Separation and, as such, the UTBs are recorded in Other liabilities in the Consolidated Balance Sheets and an indemnification asset from Sears Holdings Corporation for the pre-Separation UTBs is recorded in Other assets in the Consolidated Balance Sheets. On October 15, 2018, Sears Holdings Corporation and certain of its subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York seeking relief under

Chapter 11 of Title 11 of the United States Code (collectively the “Sears Filing"). As a result of the Sears Filing, the Company believes that the recovery of the UTBs provided by the Tax Sharing Agreement is uncertain. The Company recorded a non-cash charge of $2.6 million in the Third Quarter 2018 as the result of establishing a reserve against the indemnification asset. As of February 1, 2019 the indemnification asset was $0.
Financial Instruments with Off-Balance-Sheet Risk
On November 16, 2017, the Company entered into the ABL Facility, which provides for maximum borrowings of $175.0 million for the Company, subject to a borrowing base. The ABL Facility has a letter of credit sub-limit of $70.0 million and will mature no later than November 16, 2022, subject to customary extension provisions provided for therein. The ABL Facility is available for working capital and other general corporate purposes and was undrawn at February 1, 2019, other than for letters of credit.
The Company had borrowing availability under the ABL Facility of $153.9 million as of February 1, 2019, net of outstanding letters of credit of $21.1 million.
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
Inventory Valuation
Our inventories consist of merchandise purchased for resale and are recorded at the lower of cost or market. The nature of our business requires that we make a significant amount of our merchandising decisions and corresponding inventory purchase commitments with vendors several months in advance of the time in which a particular merchandise item is intended to be included in the merchandise offerings. These decisions and commitments are based upon, among other possible considerations, historical sales with identical or similar merchandise, our understanding of then-prevailing trends and influences, and an assessment of likely economic conditions and various competitive factors.
For financial reporting and tax purposes, the Company's United States inventory, primarily merchandise held for sale, is stated at last-in, first-out ("LIFO") cost, which is adjusted to the lower of cost or market. The Company accounts for its non-United States inventory on the first-in, first-out ("FIFO") method. The United States inventory accounted for using the LIFO method was 88% February 1, 2019 and February 2, 2018.
We continually make assessments as to whether the carrying cost of inventory exceeds its market value and, if so, by what dollar amount. Excess inventories may be disposed of through our normal course of business. Based on historical results experienced through various methods of disposition, we write down the carrying value of inventories that are not expected to be sold at or above cost. The excess and obsolete reserve balances were $12.5 million and $12.1 million as of February 1, 2019 and February 2, 2018, respectively. For the inventory marked down to net realizable value, a one percentage point increase in our assumed recovery rates at February 1, 2019 would have had an immaterial impact on our consolidated financial statements.
Goodwill and Trade Name Impairment Assessments
Goodwill and the trade name indefinite-lived intangible asset are tested separately for impairment on an annual basis or are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The goodwill and trade name intangible asset relate to Kmart's acquisition of Sears Roebuck in March 2005.
Frequently our impairment loss calculations contain multiple uncertainties because the calculation requires management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting cash flows under different scenarios. We perform goodwill and indefinite-lived intangible asset impairment tests on an annual basis and update these annual impairment tests mid-year if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit or indefinite-lived intangible asset below its carrying amount. If actual results fall short of our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material.
Goodwill impairment assessments
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
Prior to February 1, 2019, the Company had two reporting units, Direct and Retail. Goodwill was allocated to the Direct reporting unit as Retail did not exist at the time of the Kmart Holding Corporation’s acquisition of Sears Roebuck in March 2005. During Fiscal 2018, Fiscal 2017 and Fiscal 2016, the fair value of the reporting unit exceeded its carrying value and as such, the Company did not record a goodwill impairment charge. A reporting unit is an operating segment, or one level below an operating segment, for which discrete financial information is prepared and regularly reviewed by management. As a result of the Fiscal 2018 year end change in operating segments discussed in Note 12, the Company has reassessed the reporting units. At the end of Fiscal 2018, Lands' End's reporting units were identical to the operating segments of U.S. eCommerce, Outfitters, Europe eCommerce, Japan eCommerce and Retail. Goodwill was allocated to these reporting units based on relative fair value resulting in goodwill being allocated to the U.S. eCommerce, Outfitters and Japan eCommerce reporting units. The Europe eCommerce and Retail reporting units were not allocated goodwill. As required, the Company performed an impairment test before the change and after the change. Neither resulted in the recognition of impairment. At the end of Fiscal 2018, the fair value of these reporting units exceeded the carrying value by 56.1%, 30.2% and 36.7% respectively.
Goodwill impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment, retail industry or in the equity markets, deterioration in our performance or our future projections, or changes in our plans for the reporting unit.
Indefinite-lived intangible asset impairment assessments
The Company's indefinite-lived intangible asset is the Lands' End trade name. Lands' End reviews the trade name for impairment, on an annual basis, by comparing the carrying amount to its fair value, using the income approach. Lands' End determined that the relief from royalty method of the income approach was most appropriate for analyzing the Company's indefinite-lived asset. This method is based on the assumption that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset class. The relief from royalty method involves two steps: (1) estimation of reasonable royalty rates for the assets and (2) the application of these royalty rates to a net revenue stream and discounting the resulting cash flows to determine a present value. The Company multiplied the selected royalty rate by the forecasted net revenue stream to calculate the cost savings (relief from royalty payment) associated with the asset. The cash flows are then discounted to present value using the selected discount rate and compared to the carrying value of the asset.
In Fiscal 2018, Fiscal 2017 and Fiscal 2016, the Company tested the indefinite-lived intangible assets as required. As a result of this testing, in Fiscal 2016 the Company recorded a non-cash pretax trade name impairment charge of approximately $173.0 million to the Intangible asset impairment line in the Consolidated Statements of Operations. During Fiscal 2018 and Fiscal 2017 the fair value exceeded the carrying value by 45.1% and 9.7% respectively and as such, no trade name impairment charges were recorded in either period
See Note 2, Summary of Significant Accounting Policies, and Note 8, Goodwill and Indefinite-Lived Intangible Assets, of the Note to the Consolidated Financial Statements in this Annual Report on Form 10-K for more information about these assets and the related impairment charges.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This guidance was deferred by ASU 2015-14, Revenue from Contracts with Customers, issued by the FASB in August 2015, and was effective for Lands' End in the first quarter of Fiscal 2018. The FASB subsequently issued accounting standards updates which clarify the guidance.
The Company evaluated its revenue streams to determine whether each revenue stream would be impacted by the provisions of the new guidance, including differences in timing, measurement or presentation. The Company adopted the new guidance using the modified retrospective approach, where policies are implemented on a prospective basis, with the accumulated historical impact recorded as an adjustment to Accumulated deficit in the period of implementation. While most revenue recognition policies did not change, the Company identified changes to our Consolidated Statement of Operations related to the timing of revenue recognition for gift card breakage where estimated breakage revenue is now recognized over the breakage period as opposed to at the end. Additionally, the reserve for returns is now presented gross in Prepaid expenses and other current assets and Other accrued liabilities in the Consolidated Balance Sheets.
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
At any point in time, many tax years are subject to or in the process of being audited by various taxing authorities. To the extent our estimates of settlements change, or the final tax outcome of these matters is different from the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. Our income tax expense includes changes in our estimated liability for exposures associated with our various tax filing positions. Determining the income tax expense for these potential assessments requires management to make assumptions that are subject to factors such as proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations, and resolution of tax audits. The Company performed an evaluation over its deferred tax assets and determined that a valuation allowance is considered necessary. See Note 9, Income Taxes, for further details on the valuation allowance.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in currency rates. We have not been materially impacted by fluctuations in foreign currency exchange rates as a significant portion of our business is transacted in United States dollars and is expected to continue to be transacted in United States dollars or United States dollar-based currencies. As of February 1, 2019 we had $11.3 million of cash denominated in foreign currency, principally in British Pounds, Euros and Yen. We do not enter into financial instruments for trading purposes or hedging and have not used any derivative financial instruments. We do not consider our foreign earnings to be permanently reinvested.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Lands’ End, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Lands’ End, Inc. and subsidiaries (the "Company") as of February 1, 2019 and February 2, 2018, and the related consolidated statements of operations, comprehensive operations, cash flows, and changes in stockholders’ equity for each of the three fiscal years in the period ended February 1, 2019, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of February 1, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 1, 2019 and February 2, 2018, and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 1, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
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

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
March 28, 2019

We have served as the Company’s auditor since 2012.

LANDS' END, INC.
Consolidated Statements of Operations
for Fiscal Years Ended February 1, 2019, February 2, 2018 and January 27, 2017

(in thousands except per share data)	2018	2017	2016
REVENUES
Net revenue	$1,451,592	$1,406,677	$1,335,760
Cost of sales (excluding depreciation and amortization)	835,536	809,474	759,352
Gross profit	616,056	597,203	576,408

Selling and administrative	545,590	538,939	536,576
Depreciation and amortization	27,558	24,910	19,003
Intangible asset impairment	—	—	173,000
Other operating expense, net	309	4,269	460
Total costs and expenses	573,457	568,118	729,039
Operating income (loss)	42,599	29,085	(152,631)
Interest expense	28,909	25,929	24,630
Other expense, net	4,059	2,708	1,619
Income (loss) before income taxes	9,631	448	(178,880)
Income tax benefit	(1,959)	(27,747)	(69,098)
NET INCOME (LOSS)	$11,590	$28,195	$(109,782)
NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO STOCKHOLDERS (Note 2)
Basic:	$0.36	$0.88	$(3.43)
Diluted:	$0.36	$0.88	$(3.43)

Basic weighted average common shares outstanding	32,190	32,076	32,021
Diluted weighted average common shares outstanding	32,526	32,110	32,021

See accompanying Notes to Consolidated Financial Statements.

LANDS' END, INC.
Consolidated Statements of Comprehensive Operations
for Fiscal Years Ended February 1, 2019, February 2, 2018 and January 27, 2017

(in thousands)	2018	2017	2016
NET INCOME (LOSS)	$11,590	$28,195	$(109,782)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(2,591)	4,282	(3,042)
COMPREHENSIVE INCOME (LOSS)	$8,999	$32,477	$(112,824)

See accompanying Notes to Consolidated Financial Statements.

LANDS' END, INC.
Consolidated Balance Sheets

(in thousands, except share data)	February 1, 2019	February 2, 2018
ASSETS
Current assets
Cash and cash equivalents	$193,405	$195,581
Restricted cash	1,948	2,356
Accounts receivable, net	34,549	49,860
Inventories, net	321,905	332,297
Prepaid expenses and other current assets	36,574	26,659
Total current assets	588,381	606,753
Property and equipment, net	149,894	136,501
Goodwill	110,000	110,000
Intangible asset, net	257,000	257,000
Other assets	5,636	13,881
Total assets	$1,110,911	$1,124,135
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$123,827	$155,874
Other current liabilities	117,424	100,257
Total current liabilities	241,251	256,131
Long-term debt, net	482,453	486,248
Long-term deferred tax liabilities	58,670	59,137
Other liabilities	5,826	15,526
Total liabilities	788,200	817,042
Commitments and contingencies
STOCKHOLDERS' EQUITY
Common stock, par value $0.01- authorized: 480,000,000 shares; issued and outstanding: 32,220,080 and 32,101,793, respectively	320	320
Additional paid-in capital	352,733	347,175
Accumulated deficit	(17,159)	(29,810)
Accumulated other comprehensive loss	(13,183)	(10,592)
Total stockholders’ equity	322,711	307,093
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,110,911	$1,124,135

See accompanying Notes to Consolidated Financial Statements.

LANDS' END, INC.
Consolidated Statements of Cash Flows
for Fiscal Years Ended February 1, 2019, February 2, 2018 and January 27, 2017

(in thousands)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$11,590	$28,195	$(109,782)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,558	24,910	19,003
Intangible asset impairment	—	—	173,000
Product recall	—	—	(212)
Amortization of debt issuance costs	1,755	1,904	1,712
Loss on disposal of property and equipment	278	348	672
Stock-based compensation	6,161	3,951	2,230
Deferred income taxes	223	(32,757)	(67,253)
Change in operating assets and liabilities:
Inventories	7,773	(2,709)	755
Accounts payable	(29,433)	(6,950)	16,951
Other operating assets	17,824	(3,234)	(12,356)
Other operating liabilities	4,471	14,779	(631)
Net cash provided by operating activities	48,200	28,437	24,089
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	456	68	47
Purchases of property and equipment	(44,852)	(38,145)	(33,319)
Net cash used in investing activities	(44,396)	(38,077)	(33,272)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of employee withholding taxes on share-based compensation	(603)	(747)	(396)
Debt issuance costs	—	(1,515)	—
Payments on term loan facility	(5,150)	(5,150)	(5,150)
Net cash used in financing activities	(5,753)	(7,412)	(5,546)
Effects of exchange rate changes on cash	(635)	(1,419)	(531)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2,584)	(18,471)	(15,260)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	197,937	216,408	231,668
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$195,353	$197,937	$216,408
SUPPLEMENTAL INFORMATION:
Supplemental Cash Flow Data:
Unpaid liability to acquire property and equipment	$5,521	$7,756	$8,419
Income taxes paid	$1,221	$3,379	$3,653
Interest paid	$27,243	$23,458	$22,484

See accompanying Notes to Consolidated Financial Statements.

LANDS' END, INC.
Consolidated Statements of Changes in Stockholders' Equity

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands except share data)	Shares	Amount
Balance at January 29, 2016	31,991,668	$320	$344,244	$49,329	$(9,384)	$384,509
Net loss	—	—	—	(109,782)	—	(109,782)
Cumulative translation adjustment, net of tax	—	—	—	—	(3,042)	(3,042)
Adjustment from pre-Separation deferred tax liabilities	—	—	(2,107)	—	—	(2,107)
Stock-based compensation expense	—	—	2,230	—	—	2,230
Vesting of restricted shares	57,543	—	—	—	—	—
Restricted stock shares surrendered for taxes	(19,852)	—	(396)	—	—	(396)
Balance at January 27, 2017	32,029,359	320	343,971	(60,453)	(12,426)	271,412
Net income	—	—	—	28,195	—	28,195
Cumulative translation adjustment, net of tax	—	—	—	—	4,282	4,282
Impact of Tax Act	—	—	—	2,448	(2,448)	—
Stock-based compensation expense	—	—	3,951	—	—	3,951
Vesting of restricted shares	110,162	—	—	—	—	—
Restricted stock shares surrendered for taxes	(37,728)	—	(747)	—	—	(747)
Balance at February 2, 2018	32,101,793	320	347,175	(29,810)	(10,592)	307,093
Net income	—	—	—	11,590	—	11,590
Cumulative translation adjustment, net of tax	—	—	—	—	(2,591)	(2,591)
Change in accounting principle related to revenue recognition	—	—	—	1,061	—	1,061
Stock-based compensation expense	—	—	6,161	—	—	6,161
Vesting of restricted shares	151,401	—	—	—	—	—
Restricted stock shares surrendered for taxes	(33,114)	—	(603)	—	—	(603)
Balance at February 1, 2019	32,220,080	$320	$352,733	$(17,159)	$(13,183)	$322,711

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
Terms that are commonly used in the Company's notes to consolidated financial statements are defined as follows:
•ABL Facility - Asset-based senior secured credit agreements, dated as of November 16, 2017, with Wells Fargo Bank, N.A. and certain other lenders
•ASC - Financial Accounting Standards Board Accounting Standards Codification, which serves as the source for authoritative GAAP, as supplemented by rules and interpretive releases by the SEC which are also sources of authoritative GAAP for SEC registrants
•ASU - Financial Accounting Standards Board Accounting Standards Update
•CAM - Common area maintenance for leased properties
•Debt Facilities - Collectively, the ABL Facility and the Term Loan Facility
•Deferred Awards - Time vesting stock awards
•EPS - Earnings per share
•ERP - Enterprise resource planning software solutions
•ESL - ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert
•FASB - Financial Accounting Standards Board
•First Quarter 2018 - The 13 weeks ended May 4, 2018
•First Quarter 2019 - The 13 weeks ended May 3, 2019
•Fiscal 2019 - The Company's next fiscal year representing the 52 weeks ending January 31, 2020
•Fiscal 2018 - The 52 weeks ended February 1, 2019
•Fiscal 2017 - The 53 weeks ended February 2, 2018
•Fiscal 2016 - The 52 weeks ended January 27, 2017
•Fourth Quarter 2018 - The 13 weeks ended February 1, 2019
•Fourth Quarter 2017 - The 14 weeks ended February 2, 2018
•GAAP - Accounting principles generally accepted in the United States
•Kmart Holding Corporation - a subsidiary of Sears Holdings Corporation
•LIBOR - London inter-bank offered rate
•Performance Awards - Performance-based stock awards
•Option Awards - Stock option awards
•Sears Holdings or Sears Holdings Corporation - Sears Holdings Corporation, a Delaware corporation, and its consolidated subsidiaries
•Sears Roebuck - Sears, Roebuck and Co., a subsidiary of Sears Holdings Corporation
•SEC - United States Securities and Exchange Commission

•Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders
•SHMC - Sears Holdings Management Corporation, a subsidiary of Sears Holdings Corporation
•SHCP - SHC Promotions LLC, a subsidiary of Sears Holdings Corporation
•Tax Act - The Tax Cuts and Jobs Act passed by the United States government on December 22, 2017
•Tax Sharing Agreement - A tax sharing agreement entered into by Sears Holdings Corporation and Lands' End in connection with the Separation
•Term Loan Facility - Term loan credit agreements, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders
•Transform Holdco - Transform Holdco LLC, an affiliate of ESL, which on February 11, 2019 acquired from Sears Holdings substantially all of the go-forward retail footprint and other assets and component businesses of Sears Holdings as a going concern
•UTBs - Gross unrecognized tax benefits
Basis of Presentation
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

Fiscal Year	Ended	Weeks
2018	February 1, 2019	52
2017	February 2, 2018	53
2016	January 27, 2017	52
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
Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reportable amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Cash and cash equivalents
Cash and cash equivalents consist of highly liquid temporary instruments purchased with original maturities of three months or less. It also includes deposits in-transit from banks for payments related to third-party credit card and debit card transactions.
Restricted cash
The Company classifies cash balances pledged as collateral as Restricted cash on the Consolidated Balance Sheets.
Allowance for Doubtful Accounts
The Company provides an allowance for doubtful accounts based on both historical experience and specific identification. Allowances for doubtful accounts on accounts receivable balances were $542 thousand as of February 1, 2019 and $637 thousand as of February 2, 2018. The Accounts receivable balance on the Consolidated Balance Sheets is presented net of the Company's allowance for doubtful accounts and is comprised of various customer-related accounts receivable.
Changes in the balance of the allowance for doubtful accounts are as follows:

(in thousands)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Beginning balance	$637	$579	$626
Provision	192	187	281
Write-offs	(287)	(129)	(328)
Ending balance	$542	$637	$579
Inventory
Inventories primarily consist of merchandise purchased for resale. For financial reporting and tax purposes, the Company's United States inventory, primarily merchandise held for sale, is stated at last-in, first-out ("LIFO") cost, which is lower than net realizable value. The Company accounts for its non-United States inventory on the first-in, first-out ("FIFO") method. The United States inventory accounted for using the LIFO method was 88% of total inventory as of February 1, 2019 as well as February 2, 2018. If the FIFO method of accounting for inventory had been used, the effect on inventory would have been an increase of $1.1 million and $1.0 million as of February 1, 2019 and February 2, 2018, respectively.
The Company maintains a reserve for excess and obsolete inventory. The reserve is calculated based on historical experience related to liquidation/disposal of identified inventory. The excess and obsolescence reserve balances were $12.5 million and $12.1 million as of February 1, 2019 and February 2, 2018, respectively.
In Fiscal 2016, the Company sold approximately $3.8 million of inventory in exchange for marketing trade credits. This was recorded as a non-monetary transaction and the trade credits receivable was recorded at the value of the inventory exchanged. The Company had approximately $0.3 million and $0.9 million of trade credits receivable recorded in Accounts receivable, net as of February 1, 2019 and February 2, 2018, respectively, and an additional $3.5 million of trade credits receivable recorded in Other assets as of February 1, 2019 as well as February 2, 2018. Trade credit receivable balances include credits recorded in prior years.

Deferred Catalog Costs and Marketing
Costs incurred for direct response marketing consist primarily of catalog production and mailing costs that are generally amortized within two months from the date catalogs are mailed. Unamortized marketing costs reported as prepaid assets were $13.5 million and $13.7 million as of February 1, 2019 and February 2, 2018, respectively. The Company expenses the costs of marketing for website, magazine, newspaper, radio and other general media when the marketing takes place. Marketing expenses, including catalog costs amortization, website-related costs and other print media were $186.9 million, $186.4 million and $193.2 million for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively. These costs are included within Selling and administrative expenses in the accompanying Consolidated Statements of Operations.
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

(in thousands)	Asset Lives	February 1, 2019	February 2, 2018
Land	—	$3,459	$3,533
Buildings and improvements	15-30	99,400	100,122
Furniture, fixtures and equipment	3-10	62,823	69,940
Computer hardware and software	3-10	146,400	122,336
Leasehold improvements	3-7	6,569	10,329
Assets in development		27,296	23,428
Gross property and equipment		345,947	329,688
Accumulated depreciation		(196,053)	(193,187)
Total property and equipment, net		$149,894	$136,501
As of February 1, 2019 and February 2, 2018, assets in development relate primarily to technological investments in the ERP system. Assets placed in service related to the ERP system during Fiscal 2018 were $16.2 million.
Depreciation expense is recorded over the estimated useful lives of the respective assets using the straight-line method. Leasehold improvements are depreciated over the shorter of the associated lease term or the estimated useful life of the asset. Depreciation expense was $27.6 million, $24.9 million and $19.0 million for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.
Impairment of Property and Equipment
Property and equipment are subject to a review for impairment if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future undiscounted cash flows generated by an asset or asset group is less than its carrying amount, the Company then determines the fair value of the asset generally by using a discounted cash flow model. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value as determined based on quoted market prices or through the use of other valuation techniques. During Fiscal 2018 an impairment of $254 thousand was recognized for property and equipment in two Retail locations. There were no impairments of property and equipment recognized in Fiscal 2017 or Fiscal 2016.
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

The Company's impairment evaluation contains multiple uncertainties because it requires management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting cash flows under different scenarios. We perform goodwill and indefinite-lived intangible asset impairment tests on an annual basis and update these annual impairment tests mid-year if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit or indefinite-lived intangible asset below its carrying amount. If actual results fall short of the Company's estimates and assumptions used in estimating future cash flows and asset fair values, the Company may be exposed to losses that could be material.
Goodwill impairment assessments
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
Prior to February 1, 2019, the Company had two reporting units, Direct and Retail. Goodwill was allocated to the Direct reporting unit as Retail did not exist at the time of the Kmart Holding Corporation’s acquisition of Sears Roebuck in March 2005. During Fiscal 2018, Fiscal 2017 and Fiscal 2016, the fair value of the reporting unit exceeded its carrying value and as such, the Company did not record a goodwill impairment charge. A reporting unit is an operating segment, or one level below an operating segment, for which discrete financial information is prepared and regularly reviewed by management. As a result of the Fiscal 2018 year end change in operating segments discussed in Note 12, the Company has reassessed the reporting units. At the end of Fiscal 2018, Lands' End's reporting units were identical to the operating segments of U.S. eCommerce, Outfitters, Europe eCommerce, Japan eCommerce and Retail. Goodwill was allocated to these reporting units based on relative fair value resulting in goodwill being allocated to the U.S. eCommerce, Outfitters and Japan eCommerce reporting units. The Europe eCommerce and Retail reporting units were not allocated goodwill. As required, the Company performed an impairment test before the change and after the change. Neither resulted in the recognition of impairment. At the end of Fiscal 2018, the fair value of these reporting units exceeded the carrying value by 56.1%, 30.2% and 36.7% respectively.
Goodwill impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment, retail industry or in the equity markets, deterioration in our performance or our future projections, or changes in our plans for the reporting unit.
Indefinite-lived intangible asset impairment assessments
The Company's indefinite-lived intangible asset is the Lands' End trade name. Lands' End reviews the trade name for impairment, on an annual basis, by comparing the carrying amount to its fair value, using the income approach. Lands' End determined that the relief from royalty method of the income approach was most appropriate for analyzing the Company's indefinite-lived asset. This method is based on the assumption that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset class. The relief from royalty method involves two steps: (1) estimation of reasonable royalty rates for the assets and (2) the application of these royalty rates to a net revenue stream and discounting the resulting cash flows to determine a present value. The Company multiplied the selected royalty rate by the forecasted net revenue stream to calculate the cost savings (relief from royalty payment) associated with the asset. The cash flows are then discounted to present value using the selected discount rate and compared to the carrying value of the asset.
In Fiscal 2018, Fiscal 2017 and Fiscal 2016, the Company tested the indefinite-lived intangible assets as required. As a result of this testing, in Fiscal 2016 the Company recorded a non-cash pretax trade name impairment charge of approximately $173.0 million to the Intangible asset impairment line in the Consolidated Statements of Operations. During Fiscal 2018 and Fiscal 2017 the fair value exceeded the carrying value by 45.1% and 9.7% respectively and as such, no trade name impairment charges were recorded in either period.

Financial Instruments with Off-Balance-Sheet Risk
The Company entered into the ABL Facility on November 16, 2017, which provides for maximum borrowings of $175.0 million for the Company, subject to a borrowing base. The ABL Facility has a letter of credit sub-limit of $70.0 million and will mature no later than November 16, 2022, subject to customary extension provisions provided for therein. The ABL Facility is available for working capital and other general corporate purposes, and was undrawn, other than for letters of credit. See Note 3, Debt.
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
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable. Total accounts receivable were $34.5 million and $49.9 million as of February 1, 2019 and February 2, 2018, respectively. Bad debt expense was $0.2 million, $0.2 million and $0.3 million in Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively. At February 1, 2019 and February 2, 2018 accounts receivable included $0.1 million and $2.0 million, respectively, due from Sears Holdings.
Cash and cash equivalents, Accounts receivable, Accounts payable and Other current liabilities are reflected in the Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments.
Long-term debt, net is reflected in the Consolidated Balance Sheets at amortized cost. The fair value of debt was determined utilizing level 2 valuation techniques based on the closing inactive market bid price on February 1, 2019 and February 2, 2018. See Note 7, Fair Value of Financial Assets and Liabilities.
Foreign Currency Translations and Transactions
The Company translates the assets and liabilities of foreign subsidiaries from their respective functional currencies to United States dollars at the appropriate spot rates as of the balance sheet date. Revenue and expenses of operations are translated to United States dollars using weighted average exchange rates during the year. The foreign subsidiaries use the local currency as their functional currency. The effects of foreign currency translation adjustments are included as a component of Accumulated other comprehensive loss in the accompanying Consolidated Statements of Changes in Stockholders' Equity. The Company recognized an insignificant gain in Fiscal 2018, a loss of $4.8 million in Fiscal 2017 and an insignificant loss in Fiscal 2016, in the accompanying Consolidated Statements of Operations.
Revenue Recognition
Revenue includes sales of merchandise and delivery revenue related to merchandise sold. Substantially all of the Company's revenue is recognized when control of product passes to customers, which for the eCommerce and Outfitters channels is when the merchandise is expected to be received by the customer and for the Retail channel is at the time of sale in the store. The Company recognizes revenue, including shipping and handling fees billed to customers, in the amount expected to be received when control of the Company's products transfers to customers, and is presented net of various forms of promotions, which range from contractually-fixed percentage price reductions to sales returns, discounts, and other incentives that may vary in amount. Variable amounts are estimated based on an analysis of historical experience and adjusted as better estimates become available. The Company's revenue is disaggregated by channel and geographic location.
The Company elected to exclude from revenue, taxes assessed by governmental authorities, including value-added and other sales-related taxes, that are imposed on and concurrent with revenue-producing activities, and as a result there is no change in presentation from prior comparative periods.
Contract Liabilities
Contract liabilities consist of payments received in advance of the transfer of control to the customer. As products are delivered and control transfers, the Company recognizes the deferred revenue in Net revenue in the Consolidated Statements of Operations. The following table summarizes the deferred revenue associated with payments received in advance of the transfer of control to the customer reported in Other current liabilities in the Consolidated Balance Sheets and amounts recognized through Net revenue for each period presented. The remainder of deferred revenue as of

February 1, 2019 is expected to be recognized in Net revenue in the fiscal quarter ending May 4, 2019, as products are delivered to customers.

(in thousands)	Fiscal 2018
Deferred revenue beginning of period	$12,993
Deferred revenue recognized in period	(12,993)
Revenue deferred in period	9,051
Deferred revenue end of period	$9,051

Revenue from gift cards is recognized when (i) the gift card is redeemed by the customer for merchandise, or (ii) as gift card breakage, an estimate of gift cards which will not be redeemed where the Company does not have a legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions. Gift card breakage is recorded within Net revenue in the Consolidated Statements of Operations. Prior to their redemption, gift cards are recorded as a liability, included within Other current liabilities in the Consolidated Balance Sheets. The total contract liability related to gift cards issued was $18.2 million and $19.3 million in Fiscal 2018 and Fiscal 2017 respectively. The liability is estimated based on expected breakage that considers historical patterns of redemption. The following table provides the reconciliation of the contract liability related to gift cards:

(in thousands)	Fiscal 2018
Balance as of beginning of period	$19,272
Gift cards sold	57,465
Gift cards redeemed	(56,502)
Gift card breakage	(984)
Change in accounting principle	(1,060)
Balance as of February 1, 2019	$18,191

Refund Liabilities
Refund liabilities, primarily associated with product sales returns and retrospective volume rebates, represent variable consideration and are estimated and recorded as a reduction to Net revenue based on historical experience. As of Fiscal 2018 and Fiscal 2017, $22.2 million and $11.1 million, respectively, of refund liabilities, primarily associated with product returns, were reported in Other current liabilities in the Condensed Consolidated Balance Sheets. Prior to adoption, product return assets and return liabilities were reported net within Other current liabilities. As of the adoption date, the product return assets were reclassified and reported as a component of Prepaid expenses and other current assets, and return liabilities continued to be reported in Other current liabilities in the Company's Consolidated Balance Sheet.
Cost of Sales
Cost of sales are comprised principally of the costs of merchandise, in-bound freight, duty, warehousing and distribution (including receiving, picking, packing, store delivery and value added costs), customer shipping and handling costs and physical inventory losses. Depreciation and amortization are not included in the Company's Cost of sales.
The Company participates to a limited extent in Sears Holdings' Shop Your Way program. Customers earn points issued by SHMC on purchases made in Lands’ End Shops at Sears which may be redeemed to pay for future purchases at Lands’ End Shops at Sears. The Company pays SHMC an agreed-upon fee for points issued in connection with purchases from the Company. Depending on the ratio of points redeemed in Lands' End formats to points issued in Lands' End formats in the previous 12 months, the Company generally either pays additional fees or is reimbursed fees by SHMC. All Shop Your Way program expenses are recorded in Cost of sales in the Consolidated Statements of Operations. The expenses for this program are recorded in Cost of sales, as described in Note 11, Related Party Agreements and Transactions.

Selling and Administrative Expenses
Selling and administrative expenses are comprised principally of payroll and benefits costs, marketing, occupancy costs of retail stores and corporate facilities, buying, pre-opening costs and other administrative expenses. All stock-based compensation is recorded in Selling and administrative expenses. See Note 5, Stock-Based Compensation.
Selling and administrative expenses included $30.2 million, $47.1 million and $52.9 million in Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively, of costs allocated or charged to the Company by Sears Holdings. See Note 11, Related Party Agreements and Transactions.

Restructuring Costs
During Fiscal 2017, the Company implemented an initiative to right-size its New York Office in an effort to create efficiencies and refocus the Company back to its corporate headquarters in Dodgeville, Wisconsin. The restructuring included certain headcount reductions and the exit of a facility. The total restructuring charge as a result of this action was $3.9 million.
The following table summarizes the activity of the Company's restructuring accrual:

(in thousands)	Termination Costs	Other Costs	Total
Balance as of January 27, 2017	$—	$—	$—
Provision	2,401	1,520	3,921
Cash disbursements	(1,793)	—	(1,793)
Non-cash items	—	546	546
Balance as of February 2, 2018	$608	$2,066	$2,674

Cash disbursements	(608)	(757)	(1,365)
Balance as of February 1, 2019	$—	$1,309	$1,309
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
The Company performed an evaluation over its deferred tax assets and determined that a valuation allowance is considered necessary. See Note 9, Income Taxes, for further details on the valuation allowance. Excluding the $173.0 million non-cash impairment charge to the indefinite-lived intangible asset in Fiscal 2016 the Company would not be in a cumulative loss position.

Lands' End and Sears Holdings Corporation entered into the Tax Sharing Agreement in connection with the Separation which governs Sears Holdings Corporation's and Lands' End's respective rights, responsibilities and obligations after the Separation with respect to liabilities for United States federal, state, local and foreign taxes attributable to the Lands' End business. Pursuant to this agreement, Sears Holdings Corporation is generally responsible for all United States federal, state and local UTBs, through the date of the Separation. On October 15, 2018, Sears Holdings Corporation and certain of its subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of Title 11 of the United States Code (collectively the “Sears Filing").As a result of the Sears Filing, the Company believes that the recovery of the UTBs provided by the Tax Sharing Agreement is uncertain.
Self-Insurance
The Company has a self-insured plan for health and welfare benefits and provides an accrual to cover the obligation. The accrual for the self-insured liability is based on claims filed and an estimate of claims incurred but not yet reported. The Company considers a number of factors, including historical claims information, when determining the amount of the accrual. Costs related to the administration of the plan and related claims are expensed as incurred. Total expenses were $17.1 million, $16.5 million and $18.2 million for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.
The Company also has a self-insured plan for certain costs related to workers' compensation. The Company obtains third-party insurance coverage to limit exposure to this self-insured risk.
Postretirement Benefit Plan
Effective January 1, 2006, the Company decided to indefinitely suspend eligibility to the postretirement medical plan for future company retirees.
The Company has a 401(k) retirement plan, which covers most regular employees and allows them to make contributions. The Company also provides a matching contribution on a portion of the employee contributions. Total expense incurred under this plan was $3.5 million, $3.2 million and $3.3 million for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) encompasses all changes in equity other than those arising from transactions with stockholders, and is comprised solely of foreign currency translation adjustments, impact of the Tax Act on the translation adjustments and net income (loss).

(in thousands)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Beginning balance: Accumulated other comprehensive loss (net of tax of $2,816, $6,691 and $5,053, respectively)	$(10,592)	$(12,426)	$(9,384)
Other comprehensive income (loss)
Foreign currency translation adjustments (net of tax of $689, $(1,427) and $1,638, respectively)	(2,591)	4,282	(3,042)
Impact of Tax Act	—	(2,448)	—
Ending balance: Accumulated other comprehensive loss (net of tax of $3,505, $2,816 and $6,691, respectively)	$(13,183)	$(10,592)	$(12,426)
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
Earnings per Share
The numerator for both basic and diluted EPS is net income attributable to Lands' End. The denominator for basic EPS is based upon the number of weighted average shares of Lands' End common stock outstanding during the reporting periods. The denominator for diluted EPS is based upon the number of weighted average shares of Lands' End common stock and common stock equivalents outstanding during the reporting periods using the treasury stock method in accordance with ASC 260, Earnings Per Share.
The following table summarizes the components of basic and diluted EPS:

(in thousands, except per share amounts)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Net income (loss)	$11,590	$28,195	$(109,782)

Basic weighted average shares outstanding	32,190	32,076	32,021
Dilutive effect of stock awards	336	34	—
Diluted weighted average shares outstanding	32,526	32,110	32,021

Basic earnings (loss) per share	$0.36	$0.88	$(3.43)
Diluted earnings (loss) per share	$0.36	$0.88	$(3.43)
Stock awards are considered anti-dilutive based on the application of the treasury stock method or in the event of a net loss. There were 438,583, 397,669 and 163,633 anti-dilutive shares excluded from the diluted weighted average shares outstanding in Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.
New Accounting Pronouncements
Income Statement - Reporting Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income, in response to the Tax Cuts and Jobs Act enacted on December 22, 2017 by the U.S. federal government. The standard eliminates the stranded tax effects resulting from the Tax Cuts and Jobs Act by reclassifying the effect out of Accumulated other comprehensive loss and into Accumulated deficit. This guidance was adopted by the Company during Fourth Quarter 2017 and resulted in a $2.4 million reclassification on the Consolidated Balance Sheets from Accumulated other comprehensive loss to Accumulated deficit in the period the standard was adopted. See Note 9, Income Taxes, for additional details.
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. In First Quarter 2018, the Company adopted the guidance using the modified retrospective method resulting in only those contracts that were open as of the date of adoption requiring assessment. The comparative information presented in the Consolidated Financial Statements was not restated and is reported under the accounting standards in effect for the periods presented. The adoption of this guidance did not have, and is not expected to have, a significant impact on our reported revenue, gross margin or income from operations.

Revenue includes sales of merchandise and delivery revenue related to merchandise sold. Substantially all of the Company's revenue is recognized when control of product passes to customers. Revenue is adjusted for estimated returns and volume rebates with a corresponding liability recorded. Effective in the First Quarter 2018, the Company changed its balance sheet presentation for estimated product returns by reporting a product return asset for the right to receive returned products and a returns liability for amounts expected to be refunded to customers as a result of product returns. The product return asset is reported within Prepaid expenses and other current assets in the Consolidated Balance Sheet. Prior to adoption, product return assets were netted against the returns liability and reported within Other current liabilities. The impact of the adoption was recorded as a non-cash transaction in Other operating assets and Other operating liabilities in the Consolidated Statement of Cash Flows. The returns liability and payments received from customers for future delivery of products are reported within Other current liabilities in the Consolidated Balance Sheet. The adoption of this guidance did not have an impact on the recording of these liabilities.
Recognition of Breakage for Certain Prepaid Stored-Value Products
The Company sells gift certificates, gift cards and e-certificates (collectively, "gift cards") to customers through both the eCommerce and Retail channels. The gift cards do not have expiration dates. Revenue from gift cards is recognized when (i) the gift card is redeemed by the customer for merchandise, or (ii) as gift card breakage, an estimate of gift cards which will not be redeemed where the Company does not have a legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions.
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
The impact of adoption on the Consolidated Balance Sheet as of February 3, 2018 was:

(in thousands)	February 2, 2018 (As reported)	Impact of Adoption	February 3, 2018
Assets:
Prepaid expenses and other current assets	$26,659	$10,425	$37,084
Liabilities:
Other current liabilities	100,257	9,365	109,622
Stockholder' equity:
Accumulated deficit	(29,810)	1,060	(28,750)

The impact of the new revenue recognition guidance on our Consolidated Balance Sheet as of February 1, 2019 was:

(in thousands)	Balances Without Adoption	Impact of Adoption	As Reported
Assets:
Prepaid expenses and other current assets	$25,381	$11,193	$36,574
Liabilities:
Other current liabilities	107,259	10,165	117,424
Stockholder' equity:
Accumulated deficit	(18,188)	1,029	(17,159)

Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. This update clarifies guidance to reduce the current diversity in practice of the classification of certain cash receipts and cash payments within the Consolidated Statement of Cash Flows. This guidance was effective for Lands' End in the first quarter of its Fiscal 2018. The adoption of this guidance did not have a material impact on the Consolidated Statement of Cash Flows.
Restricted Cash
In November 2016, the FASB issued ASU 2016-18, Restricted Cash. This ASU requires the inclusion of Restricted cash with Cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Consolidated Statement of Cash Flows. This guidance was adopted by the Company during First Quarter 2018. As a result of the adoption, the Company changed the presentation in its Consolidated Statements of Cash Flows for all periods presented.
Leases
In February 2016 the FASB issued ASU 2016-02, Leases (ASC 842), which will change how lessees account for leases. For most leases, a liability will be recorded on the balance sheet based on the present value of future lease obligations with a corresponding right-of-use asset. Primarily for those leases currently classified by the Company as operating leases, the Company will recognize a single lease cost, on a straight line basis, based on the combined amortization of the lease obligation and the right-of-use asset. The Company is a lessee under various lease agreements for its retail stores and equipment. These leases are currently accounted for as operating leases as discussed in Note 4, Leases. Upon transition, the Company will recognize a cumulative-effect adjustment to the retained earnings, on the opening balance sheet, in the period of adoption, using a modified retrospective approach. Lands’ End believes the adoption of this ASU will have a material impact on its Consolidated Balance Sheet. The Company plans to elect certain optional practical expedients which include the option to retain the current classification of leases entered into prior to February 1, 2019, and thus does not anticipate a material impact to the Consolidated Statements of Operations or Consolidated Statements of Cash Flows. The Company additionally plans to adopt an optional transition method finalized by the FASB in July 2018 that waives the requirement to apply this ASU in the comparative periods presented within the financial statements in the year of adoption. The Company is also evaluating and implementing changes to our accounting policies, processes, and internal controls to ensure compliance with the standard’s reporting and disclosure requirements as well as implementing a new lease accounting and management system to support the new accounting requirements. The new standard will be adopted in the first quarter of Fiscal 2019 and the Company anticipates that the adoption will result in the recognition of an additional right-of-use asset and operating lease liability under noncancelable operating leases, net of deferred rent payments and tenant improvement allowances, ranging from approximately $16.0 million to $26.0 million as of the date of the adoption. Additionally, the Company expects to record an adjustment to Accumulated deficit related to impairments of right-of-use asset for certain leases.

NOTE 3. DEBT
Debt Arrangements
On November 16, 2017, the Company entered into the ABL Facility, which provides for maximum borrowings of $175.0 million for the Company, subject to a borrowing base. The ABL Facility has a letter of credit sub-limit of $70.0 million and will mature no later than November 16, 2022, subject to customary extension provisions provided for therein. The ABL Facility is available for working capital and other general corporate purposes, and was undrawn, other than for letters of credit. Upon entering into the ABL Facility, the Company incurred $1.5 million in debt origination fees. The fees were capitalized as debt issuance costs and are being amortized as an adjustment to Interest expense over the remaining life of the Debt Facilities.
On April 4, 2014, Lands' End entered into the Term Loan Facility of $515.0 million, the proceeds of which were used to pay a dividend of $500.0 million to a subsidiary of Sears Holdings Corporation immediately prior to the Separation and to pay fees and expenses associated with a prior debt arrangement and the Term Loan Facility of approximately $11.4 million. The remaining proceeds were used for general corporate purposes. The fees were capitalized as debt issuance costs and are being amortized as an adjustment to Interest expense over the remaining life of the Debt Facilities.
The Company's debt consisted of the following:

	February 1, 2019		February 2, 2018
(in thousands)	Principal Amount	Interest Rate	Principal Amount	Interest Rate
Term Loan Facility, maturing April 4, 2021	$490,538	5.77%	$495,688	4.82%
ABL Facility, maturing November 16, 2022	—	—%	—	—%
	490,538		495,688
Less: current maturities in Other current liabilities	5,150		5,150
Less: unamortized debt issuance costs	2,935		4,290
Long-term debt, net	$482,453		$486,248

The following table summarizes the Company's borrowing availability under the ABL Facility:

(in thousands)	February 1, 2019	February 2, 2018
ABL Facility maximum borrowing	$175,000	$175,000
Outstanding letters of credit	21,111	22,328
Borrowing availability under ABL	$153,889	$152,672
Interest; Fees
The interest rates per annum applicable to the loans under the Debt Facilities are based on a fluctuating rate of interest measured by reference to, at the borrowers' election, either (i) an adjusted LIBOR plus a borrowing margin, or (ii) an alternative base rate plus a borrowing margin. The borrowing margin is fixed for the Term Loan Facility at 3.25% in the case of LIBOR loans and 2.25% in the case of base rate loans. For the Term Loan Facility, LIBOR is subject to a 1% interest rate floor. The borrowing margin for the ABL Facility is subject to adjustment based on the average excess availability under the ABL Facility for the preceding fiscal quarter. LIBOR borrowings will range from 1.25% to 1.75% for the ABL Facility. Base rate borrowings will range from 0.50% to 1.00% for the ABL Facility.
Customary agency fees are payable in respect of the Debt Facilities. The ABL Facility fees also include (i) commitment fees in an amount equal to 0.25% of the daily unused portions of the ABL Facility, and (ii) customary letter of credit fees.
Amortization and Prepayments
The Term Loan Facility amortizes at a rate equal to 1% per annum, and is subject to mandatory prepayment in an amount equal to a percentage of the borrower's excess cash flows (as defined in the Term Loan Facility) in each fiscal year, ranging from 0% to 50% depending on Lands' End's secured leverage ratio, and the proceeds from certain asset sales and casualty events. Based on Fiscal 2018 results and in accordance with the Term Loan Facility, no prepayments were required. The Company's aggregate scheduled maturities of the Term Loan Facility as of February 1, 2019 are as follows:

(in thousands)
Less than 1 year	$5,150
1 - 2 years	5,150
2 - 3 years	480,238
$490,538
Guarantees; Security
All obligations under the Debt Facilities are unconditionally guaranteed by Lands' End, Inc. and, subject to certain exceptions, each of its existing and future direct and indirect wholly-owned domestic subsidiaries. The ABL Facility is secured by a first priority security interest in certain working capital of the borrowers and guarantors consisting primarily of accounts receivable and inventory. The Term Loan Facility is secured by a second priority security interest in the same collateral, with certain exceptions.
The Term Loan Facility also is secured by a first priority security interest in certain property and assets of the borrowers and guarantors, including certain fixed assets and stock of subsidiaries. The ABL Facility is secured by a second priority security interest in the same collateral.
Representations and Warranties; Covenants
Subject to specified exceptions, the Debt Facilities contain various representations and warranties and restrictive covenants that, among other things, restrict the ability of Lands' End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the ABL Facility falls below the greater of 10% of the loan cap amount or $15.0 million, Lands' End will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Debt Facilities do not otherwise contain financial maintenance covenants. The Company was in compliance with all financial covenants related to the Debt Facilities as of February 1, 2019.
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
NOTE 4. LEASES
In February 2016, the FASB issued ASU 2016-02, Leases, which replaced the existing guidance in ASC 840, Leases. This update is now ASC 842, Leases. This guidance will be effective for the Company in First Quarter 2019. ASC 842, Leases requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases and recognize a right-of-use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense.
The Company leases stores, office space and warehouses under various leasing arrangements. There are 27 total leases that will be included in the implementation of ASC 842, Leases. All leases are classified as operating leases and certain leases include renewal options.
Lands' End is the lessor in one contract that is recognized under ASC 842, Leases. This contract is classified as an operating lease.
Total rental expense under operating leases was $19.7 million, $27.2 million and $30.6 million for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.
Total future commitments under these operating leases as of February 1, 2019 are as follows for the fiscal years ending (in thousands):

2019	$10,389
2020	5,698
2021	4,226
2022	3,172
2023	2,174
Thereafter	6,415
Total minimum payments required(1)	$32,074

(1) Minimum payments have not been reduced by minimum sublease rentals of $4.2 million due in the future under noncancelable subleases.

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

iii.
Performance-based stock awards ("Performance Awards") are in the form of restricted stock units and have, in addition to a service requirement, performance criteria that must be achieved for the awards to be earned. Performance Awards granted prior to Fiscal 2018 had annual vesting, but due to the performance criteria, were not eligible for straight-line expensing. All Performance Awards granted prior to Fiscal 2018 were forfeited during the First Quarter 2018. For Performance Awards granted in Fiscal 2018, the Target Shares earned can range from 0% to 200% and depend on the achievement of Adjusted EBITDA and revenue performance measures for the cumulative three-fiscal year performance period from Fiscal 2018 to Fiscal 2020. The applicable percentage of the Target Shares, as determined by performance, vest after the completion of the applicable three year performance period, and unearned Target Shares are forfeited. The fair value of the Performance Awards granted in Fiscal 2018 is based on the closing price of the Company’s common stock on the grant date. Stock based compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover and adjusted based on the Company's estimate of the percentage of the aggregate Target Shares expected to be earned.

The following table summarizes the Company's stock-based compensation expense, which is included in Selling and administrative expense in the Consolidated Statements of Operations:

(in thousands)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Deferred Awards	$4,407	$3,212	$1,599
Option Awards	748	651	—
Performance Awards	1,006	88	631
Total stock-based compensation expense	$6,161	$3,951	$2,230
Deferred Awards
The following table provides a summary of the Deferred Awards activity for Fiscal 2018 and Fiscal 2017:

	Fiscal Year Ended
	February 1, 2019		February 2, 2018
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested deferred awards at beginning of year	497	$22.07	252	$24.42
Granted	294	21.93	422	21.49
Vested	(151)	22.32	(70)	22.66
Forfeited	(46)	21.62	(107)	24.85
Unvested deferred awards at end of year	594	$21.96	497	$22.07
Total unrecognized stock-based compensation expense related to unvested Deferred Awards was approximately $8.1 million as of February 1, 2019, which is expected to be recognized ratably over a weighted average period of 1.9 years. Deferred Awards granted to various employees during Fiscal 2018 generally vest ratably over a period of three years.
Performance Awards
The following table provides a summary of the Performance Awards activity for Fiscal 2018 and Fiscal 2017:

	Fiscal Year Ended
	February 1, 2019		February 2, 2018
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested performance awards at beginning of year	15	$21.94	69	$26.38
Granted	195	21.90	—	—
Vested	—	—	(41)	28.33
Forfeited	(34)	21.90	(13)	25.20
Unvested performance awards at end of year	176	$21.93	15	$21.94
Total unrecognized stock-based compensation expense related to unvested Performance Awards was approximately $2.8 million as of February 1, 2019 which is expected to be recognized ratably over a weighted average period of 2.1 years. Performance Awards granted to various employees during Fiscal 2018 vest, if earned, after completion of the applicable three-year performance period.
Options Awards
The following table provides a summary of the Options Award activity for Fiscal 2018 and Fiscal 2017:

	Fiscal Year Ended
	February 1, 2019		February 2, 2018
(in thousands, except per share amounts)	Number of Options	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Grant Date Fair Value
Options outstanding at beginning of year	343	$8.73	—	$—
Granted	—	—	343	8.73
Vested	(86)	8.73	—	—
Forfeited	—	—	—	—
Exercised	—	—	—	—
Options outstanding at end of year	257	$8.73	343	$8.73
Total unrecognized stock-based compensation expense related to unvested Option Awards was approximately $1.6 million as of February 1, 2019, which is expected to be recognized ratably over a weighted average period of 2.1 years. The Option Awards have a life of ten years and vest ratably over the first four years. The fair value of each Option Award was estimated on the grant date using the Black-Scholes option pricing model. As of February 1, 2019, 86 thousand Option Awards were exercisable. No options have been exercised as of February 1, 2019.

NOTE 6. OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following:

(in thousands)	February 1, 2019	February 2, 2018
Accrued employee compensation and benefits	42,439	32,302
Reserve for sales returns and allowances	22,222	11,133
Deferred gift card revenue	18,191	19,272
Accrued property, sales and other taxes	9,131	6,663
Other	11,240	12,744
Deferred revenue	9,051	12,993
Short-term portion of long-term debt	5,150	5,150
Total other current liabilities	$117,424	$100,257
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

Restricted cash is reflected on the Consolidated Balance Sheets at fair value. The fair value of Restricted cash as of February 1, 2019 and February 2, 2018 was $1.9 million and $2.4 million, respectively, based on Level 1 inputs. Restricted cash amounts are valued based upon statements received from financial institutions.
Carrying values and fair values of other financial instruments in the Consolidated Balance Sheets are as follows:

	February 1, 2019		February 2, 2018
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including short-term portion	$490,538	$460,493	$495,688	$443,641
Long-term debt, including short-term portion was valued utilizing level 2 valuation techniques based on the closing inactive market bid price on February 1, 2019. There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis as of February 1, 2019 and February 2, 2018.
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
The following table summarizes the Company's indefinite-lived intangible asset and Goodwill:

(in thousands)	Trade Name	Goodwill
Balance as of January 27, 2017	$257,000	$110,000
Impairments	—	—
Balance as of February 2, 2018	257,000	110,000
Impairments	—	—
Balance as of February 1, 2019	$257,000	$110,000
ASC 350, Intangibles - Goodwill and Other, requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that the carrying amount may not be recoverable. During Fiscal 2018, Fiscal 2017 and Fiscal 2016 the Company conducted impairment testing of its goodwill and indefinite-lived intangible asset. There were no impairment charges recorded for the intangible asset in Fiscal 2018 or Fiscal 2017. Due to revenue declines, the Company recorded a non-cash pretax indefinite-lived intangible asset impairment charge of $173.0 million during Fiscal 2016. The impairment was recorded in Intangible asset impairment on the Consolidated Statements of Operations.
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
NOTE 9. INCOME TAXES
The Company's income (loss) before income taxes in the United States and in foreign jurisdictions is as follows:

(in thousands)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Income (loss) before income taxes:
United States	$16,297	$9,011	$(174,461)
Foreign	(6,666)	(8,563)	(4,419)
Total income (loss) before income taxes	$9,631	$448	$(178,880)
The components of the (benefit from) provision for income taxes are as follows:

(in thousands)	Fiscal 2018	Fiscal 2017	Fiscal 2016
United States	$(1,959)	$(27,623)	$(70,316)
Foreign	—	(124)	1,218
Total (benefit) provision	$(1,959)	$(27,747)	$(69,098)

(in thousands)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Current:
Federal	$(4,457)	$4,804	$(2,834)
State	2,275	330	(229)
Foreign	—	(124)	1,218
Total current	(2,182)	5,010	(1,845)
Deferred:
Federal	1,650	(34,901)	(62,645)
State	(1,427)	2,144	(4,608)
Total deferred	223	(32,757)	(67,253)
Total (benefit) provision	$(1,959)	$(27,747)	$(69,098)
A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Tax at statutory federal income tax rate*	21.0%	33.8%	35.0%
State income taxes, net of federal tax benefit	10.0%	103.5%	2.7%
Foreign differential	(4.6)%	108.6%	—%
Permanent differences	23.4%	383.1%	(0.7)%
Tax law changes	—%	(7,793.7)%	—%
Repatriation of foreign earnings	(38.4)%	950.9%	—%
Uncertain tax benefits	(38.6)%	(600.1)%	0.8%
Change in foreign valuation allowance	19.2%	509.8%	—%
Other, net	(12.3)%	110.6%	0.8%
Total at effective income tax rate	(20.3)%	(6,193.5)%	38.6%
*Under Internal Revenue Code Section 15(a), companies are required to calculate their federal tax rate using a blended rate based on the date of enactment of the Tax Act (“Federal Blended Rate”). The Federal Blended Rate for the Company is 33.8% for Fiscal 2017.

Deferred tax assets and liabilities consisted of the following:

(in thousands)	February 1, 2019	February 2, 2018
Deferred tax assets:
Deferred revenue	$3,053	$3,292
Legal and other reserves	1,714	1,512
Deferred compensation	10,360	4,029
Reserve for returns	2,271	2,301
Inventory	3,690	3,099
Currency translation adjustment - foreign subsidiaries	3,505	2,816
Other	3,041	4,330
Total deferred tax assets	27,634	21,379
Net operating loss carryforward	5,117	2,284
Less valuation allowance	(5,079)	(2,284)
Net deferred tax assets	$27,672	$21,379

Deferred tax liabilities:
Intangible assets	$62,959	$62,754
LIFO reserve	16,382	16,659
Property, plant and equipment	5,098	—
Catalog marketing	1,903	1,103
Total deferred tax liabilities	86,342	80,516
Net deferred tax liability	$58,670	$59,137

As of February 1, 2019, the Company had $13.9 million of state net operating loss (“NOL”) carryforwards (generating a $1.0 million deferred tax asset) available to offset future taxable income. The state NOL carryforwards generally expire between 2022 and 2038 with certain state NOLs generated after 2017 having indefinite carryforward. The Company’s foreign subsidiaries had $15.2 million of NOL carryforwards (generating a $4.1 million deferred tax asset) available to offset future taxable income. These foreign NOLs can be carried forward indefinitely, however, a valuation allowance was established since the future utilization of these NOLs is uncertain.
A reconciliation of the beginning and ending amount of UTBs is as follows:

	Federal, State and Foreign Tax
(in thousands)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Gross UTB balance at beginning of period	$4,531	$6,901	$8,311
Tax positions related to the current period—gross increases	—	—	120
Tax positions related to the prior periods—gross decreases	(2,588)	(2,370)	(1,530)
Settlements	(485)	—	—
Gross UTB balance at end of period	$1,458	$4,531	$6,901

As of February 1, 2019, the Company had UTBs of $1.5 million. Of this amount, $1.2 million would, if recognized, impact its effective tax rate. The Company does not expect that UTBs will fluctuate in the next 12 months for tax audit settlements and the expiration of the statute of limitations for certain jurisdictions. Pursuant to the Tax Sharing Agreement, Sears Holdings Corporation is generally responsible for all United States federal, state and local UTBs through the date of the Separation and, as such, the UTBs are recorded in Other liabilities in the Consolidated Balance Sheets.
The Company classifies interest expense and penalties related to UTBs and interest income on tax overpayments as components of income tax expense. As of February 1, 2019, the total amount of interest expense and penalties recognized on the balance sheet was $0.8 million ($0.6 million net of federal benefit). As of February 2, 2018, the total amount of interest and penalties recognized on the balance sheet was $3.2 million ($2.5 million net of federal benefit). The total amount of net interest expense recognized in the Consolidated Statements of Operations was insignificant for all periods presented. Sears Holdings and Lands' End files income tax returns in both the United States and various foreign jurisdictions. The Internal Revenue Service has completed its examination of all federal income tax returns of Sears Holdings through the 2009 return, and all matters arising from such examinations have been resolved. The Company is open to examination by the Internal Revenue Service for the years 2015 and forward. Sears Holdings and the Company are under examination by various state income tax jurisdictions for the years 2011 to 2014.
Impacts of Separation
At Separation from Sears, the Company entered into a Tax Sharing Agreement with respect to Federal and State Income tax liabilities concerning pre-separation periods. Pursuant to the tax sharing agreement, a $13.7 million receivable was recorded by the Company to reflect the indemnification by Sears Holdings Corporation of the pre-Separation uncertain tax positions (including penalties and interest) for which Sears Holdings is responsible. This receivable is included in Other assets in the Consolidated Balance Sheets.
For Fiscal 2018, the asset was written down $4.8 million related to favorable state tax audit settlements. In addition, due to filings by Sears in the US Bankruptcy Court in the third quarter of Fiscal 2018, the Company believes that the recovery of the remaining UTB’s provided by the Tax Sharing Agreement to be uncertain. As a result, in the third quarter of Fiscal 2018, the Company recorded a charge of $2.6 million to establish a reserve on the remaining balance of the indemnification asset. Therefore, the indemnification asset was $0 and $7.4 million at February 1, 2019 and February 2, 2018, respectively.
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
In December 2017, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin (SAB) 118 to provide guidance for companies that had not completed their accounting for the income tax effects of the Tax Act. Due to the complexities involved in accounting for the enactment of the Tax Act, SAB 118 allowed for a provisional estimate of the impacts of the Tax Act in our earnings for the year ended February 2, 2018, as well as up to a one-year measurement period that ended on December 22, 2018, for any subsequent adjustments to such provisional estimate. Pursuant to SAB 118, in Fiscal 2017, the Company recorded a $30.6 million benefit which consisted of the provisional amounts for the re-measurement of deferred tax balances at the new expected tax rates under the Tax Act. This includes a net reduction of deferred liabilities of $29.7 million plus a $5.2 million reduction to deferred liabilities on unremitted foreign earnings previously recorded. Both amounts are offset by the provisional amount for a nonrecurring transition tax liability of $4.3 million related to foreign investments under the Tax Act. The Company has completed its analysis of the impacts of the Tax Act, including analyzing the effects of any Internal Revenue Service (IRS) and U.S. Treasury guidance issued, and state tax law changes enacted, within the maximum one-year measurement period resulting in an additional $3.7 million benefit, in Fiscal 2018, to the $30.6 million provisional amount previously recorded.
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

NOTE 11. RELATED PARTY AGREEMENTS AND TRANSACTIONS

According to statements on Schedule 13D filed with the SEC by ESL, ESL beneficially owns significant portions of both the Company's and Sears Holdings Corporation's outstanding shares of common stock. Therefore, Sears Holdings Corporation, the Company's former parent company, is considered a related party.
On February 11, 2019, Transform Holdco acquired from Sears Holdings substantially all of the go-forward retail footprint and other assets and component businesses of Sears Holdings as a going concern. We believe that ESL holds a significant portion of the membership interests of Transform Holdco and therefore consider that entity to be a related party as well.
In connection with and subsequent to the Separation, the Company entered into various agreements with Sears Holdings which, among other things, (i) govern specified aspects of the Company's relationship following the Separation, especially with regards to the Lands’ End Shops at Sears, and (ii) establish terms pursuant to which subsidiaries of Sears Holdings Corporation are providing services to the Company. Sears Holdings and its affiliates filed notices in connection with the Sears Filing identifying certain contracts between the Company and Sears entities as contracts that might be assumed and assigned to Transform Holdco as part of Transform Holdco’s acquisition.  To date, the only contract that has been formally assumed and assigned to Transform Holdco is the retail operations agreement governing the operation of Lands' End Shops at Sears.
The components of the transactions between the Company and Sears Holdings, which exclude pass-through payments to or from third parties, are as follows.
Lands' End Shops at Sears
Related party costs charged by Sears Holdings to the Company related to Lands' End Shops at Sears are as follows:

(in thousands)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Rent, CAM and occupancy costs	14,798	22,084	24,727
Rental services, store labor	13,719	21,934	24,052
Financial services and payment processing	1,644	2,455	2,834
Supply chain costs	465	741	979
Total expenses	$30,626	$47,214	$52,592
Number of Lands' End Shops at Sears at period end(1)	49	174	216
(1) During Fiscal 2018, Fiscal 2017 and Fiscal 2016, 125, 42 and 9 Lands' End Shops at Sears were closed, respectively.

Rent, CAM and Occupancy Costs
The Company rents space in store locations owned or leased by Sears Roebuck. The agreements include a cost per square foot for rent, CAM and occupancy costs. The lease terms for the remaining individual store locations terminate by January 31, 2020.
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
Financial Services and Payment Processing
The Company contracts with SHMC to provide retail financing and payment solutions at the Lands' End Shops at Sears, primarily based upon customer credit card activity, including third-party payment acceptance, credit cards and gift cards.
Supply Chain Costs
The Company contracts with Sears Roebuck to provide logistics, handling, transportation and other services, primarily based upon inventory units processed, to assist in the flow of merchandise from vendors to the Lands' End Shops at Sears locations.

General Corporate Services
Related party costs charged by Sears Holdings to the Company for general corporate services are as follows:

(in thousands)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Sourcing	$7,530	$10,243	$10,878
Shop Your Way	933	1,119	2,301
Shared services	190	176	192
Total expenses	$8,653	$11,538	$13,371
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
Shop Your Way
Prior to April 4, 2018, Lands’ End and SHMC were party to a Shop Your Way retail establishment agreement that governed Lands’ End’s participation in Sears Holdings' Shop Your Way member loyalty program. The Company continues to participate, to a limited extent, in Shop Your Way. Customers earn points issued by SHMC on purchases made in Lands’ End Shops at Sears which may be redeemed to pay for future purchases at Lands’ End Shops at Sears. The Company pays SHMC an agreed-upon fee for points issued in connection with purchases from the Company. All Shop Your Way program expenses are recorded in Cost of sales in the Consolidated Statements of Operations.
Shared Services
The Company contracts with SHMC to provide certain shared corporate services. During Fiscal 2018, these shared services include compliance services.
Use of Intellectual Property or Services
Related party revenue charged by the Company to Sears Holdings for the use of intellectual property or services is as follows:

(in thousands)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Call center services	$—	$1,160	$8,207
Outfitters revenue	845	1,045	1,574
Credit card revenue	709	980	1,147
Royalty income	189	213	221
Gift card expense	(17)	(32)	(32)
Total	$1,726	$3,366	$11,117
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
Outfitters Revenue
The Company sells store uniforms and other apparel to Sears Holdings from time to time. Revenue related to these sales is included in Net revenue in the Consolidated Statements of Operations.

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
Gift Card Revenue (Expense)
The Company has entered into a contract with SHCP to provide gift cards for use by the Company. The Company offers gift cards for sale on behalf of SHCP and redeems such items on the Company's websites, retail stores and other retail outlets for merchandise. The Company receives a commission fee on the face value for each gift card it sells, and a payment from Sears Holdings for certain Lands' End-branded gift cards that are redeemed by Sears Holdings for non-Lands' End merchandise. The Company pays a transaction/redemption fee to SHCP for each gift card the Company redeems. The income, net of associated expenses, is included in Net revenue in the Consolidated Statements of Operations.
Additional Related Party Balance Sheet Information
Following the Sears Filing, the Company began netting payables due to Sears against receivables due from Sears if and as allowed under its contracts. As a result, receivables and payables have been netted on February 1, 2019, and are presented as a net receivable balance in Accounts receivable, net in the Consolidated Balance Sheets.
At February 1, 2019, the Company recorded a $0.1 million net receivable balance from Sears Holdings in Accounts receivable, net and $0 in Accounts payable in the Consolidated Balance Sheets. On February 2, 2018 the Company recorded $2.0 million in Accounts receivable net, to reflect amounts due from Sears’ Holdings and $2.9 million in Accounts payable to reflect amounts due to Sears Holdings’ in the Consolidated Balance Sheets.
In the third quarter Fiscal 2018, the Company recorded a non-cash charge of $2.6 million in Other expense, net, in the Consolidated Statement of Operations due to establishing a reserve against the indemnification asset related to the indemnification by Sears Holdings Corporation of the pre-Separation UTBs (including penalties and interest) for which Sears Holdings Corporation is responsible under the Tax Sharing Agreement. Due to the Sears Filing, there is substantial doubt regarding the collectability of this contingent asset. At February 1, 2019 and February 2, 2018, respectively, a $0 and $7.4 million indemnification receivable was recorded in Other assets in the Consolidated Balance Sheets.
NOTE 12. SEGMENT REPORTING
The Company is a leading multi-channel retailer of casual clothing, accessories and footwear, as well as home products.  Lands’ End is growing its multi-channel distribution network which allows the consumer to interact with our Company with a consistent customer experience whether on company websites, third party marketplaces, at company owned stores or other distribution outlets. As the Company expands this distribution network, and in conjunction with the accelerated closures of Lands' End Shops at Sears, the historical structure of separate reportable segments for retail stores and direct-to-consumer is not representative of the way the current Chief Operating Decision Maker evaluates the business units and allocates resources.
Over the early tenure of the Chief Operating Decision Maker, he has developed a method to evaluate the business and allocates resources. As a result, as of February 1, 2019, the Company has updated its segment reporting to better align with its multi-channel strategy. The Company’s operating segments consist of U.S. eCommerce, Outfitters, Europe eCommerce, Japan eCommerce and Retail. The Retail operating segment continues to exist although it is significantly smaller, due to the closing of most Lands' End Shops at Sears. The Company also determined that each of the operating segments share similar economic and other qualitative characteristics, and therefore the results of the operating segments are aggregated into one reportable segment as of February 1, 2019, consistent with its multi-channel business approach. Prior year information has been restated to reflect this change.
Net revenue is presented by product channel in the following table:

(in thousands)	Fiscal 2018	% of Revenue	Fiscal 2017	% of Revenue	Fiscal 2016	% of Revenue
eCommerce	$1,039,929	71.7%	$975,446	69.3%	$900,182	67.4%
Outfitters	289,251	19.9%	258,669	18.4%	248,967	18.6%
Retail	122,412	8.4%	172,562	12.3%	186,611	14.0%
Total Revenue	$1,451,592		$1,406,677		$1,335,760

The geographical allocation of Net revenue is based upon where the product is shipped. The following presents summarized geographical information:

(in thousands)	Fiscal 2018	% of Revenue	Fiscal 2017	% of Revenue	Fiscal 2016	% of Revenue
Net Revenue
United States	$1,245,157	85.8%	$1,204,199	85.6%	$1,143,529	85.6%
Europe	138,761	9.6%	134,543	9.6%	125,410	9.4%
Asia	50,203	3.5%	48,704	3.5%	50,030	3.7%
Other	17,471	1.1%	19,231	1.3%	16,791	1.3%
Total Revenue	$1,451,592		$1,406,677		$1,335,760

(in thousands)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Property and equipment, net
United States	$140,663	$126,015	$113,045
Europe	8,773	9,862	9,075
Asia	458	624	716
Total Property and equipment, net	$149,894	$136,501	$122,836

Other than the United States, no one country is greater than 10% of total Net revenue or of total Property and equipment, net.

NOTE 13. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal 2018
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(in thousands except share data)	$'s	% Net Sales	$'s	% Net Sales	$'s	% Net Sales	$'s	% Net Sales
Net revenue	$299,825	100.0%	$307,945	100.0%	$341,570	100.0%	$502,252	100.0%
Gross profit	133,025	44.4%	136,766	44.4%	150,962	44.2%	195,303	38.9%
Operating income	2,527	0.8%	875	0.3%	8,485	2.5%	30,712	6.1%
Net (loss) income	$(2,630)	(0.9)%	$(5,285)	(1.7)%	$3,294	1.0%	$16,211	3.2%
Basic (loss) earnings per common share(1)	$(0.08)		$(0.16)		$0.10		$0.50
Diluted (loss) earnings per common share(1)	$(0.08)		$(0.16)		$0.10		$0.50

	Fiscal 2017
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(in thousands except share data)	$'s	Net Sales	$'s	Net Sales	$'s	Net Sales	$'s	Net Sales
Net revenue	$268,365	100.0%	$302,190	100.0%	$325,489	100.0%	$510,633	100.0%
Gross profit	122,643	45.7%	134,165	44.4%	141,974	43.6%	198,421	38.9%
Operating (loss) income	(6,720)	(2.5)%	174	0.1%	5,941	1.8%	29,690	5.8%
Net (loss) income(2)	$(7,839)	(2.9)%	$(3,880)	(1.3)%	$162	—%	$39,752	7.8%
Basic (loss) earnings per common share(1)	$(0.24)		$(0.12)		$0.01		$1.24
Diluted loss (earnings) per common share(1)	$(0.24)		$(0.12)		$0.01		$1.24
(1) The sum of the quarterly earnings per share—basic and diluted amounts may not equal the fiscal year amount due to rounding.
(2) Fourth Quarter 2017 Net income includes the impacts of the Tax Act reform. See Note 9, Income Taxes, for additional details.

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
Based on their evaluation the Chief Executive Officer and President and Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective as of February 1, 2019.

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
Management, including our President and Chief Executive Officer and Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation our management concluded that our internal control over financial reporting was effective as of February 1, 2019. Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
During the second quarter Fiscal 2018, the Company implemented additional capabilities to upgrade our inventory purchase order and matching systems related to a multi-year implementation ERP. The Company expects that the new ERP system will enhance the overall system of internal controls over financial reporting through further automation and integration of business processes, although it is not being implemented in response to any identified deficiency in the Company’s internal controls over financial reporting.
Other than the nearly complete ERP implementation, there have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 under the Exchange Act during Fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 10 with respect to directors, the audit committee, audit committee financial experts and Section 16(a) beneficial ownership reporting compliance is included under the headings "Item 1. Election of Directors - Committees of the Board," "Corporate Governance - Director Independence" and "Other Information - Section 16(a) Beneficial Ownership Reporting Compliance" and in the biographies of the directors contained in "Item 1. Election of Directors," in our definitive proxy statement for our annual meeting of stockholders to be held on May 9, 2019 (the "2019 Proxy Statement.") which are incorporated herein by reference.
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

ITEM 11. EXECUTIVE COMPENSATION
Information regarding executive and director compensation is incorporated by reference to the material under the headings "Item 1. Election of Directors - Executive Compensation," "- Executive Compensation - Compensation Committee Interlocks and Insider Participation," "- Executive Compensation - Compensation Committee Report" and "- Compensation of Directors," of the 2019 Proxy Statement. The material incorporated herein by reference to the information set forth under the heading "- Executive Compensation - Compensation Committee Report" of the 2019 Proxy Statement shall be deemed furnished, and not filed, in this Annual Report on Form 10-K and shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended as a result of this furnishing except to the extent that it is specifically incorporated by reference by the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading "Item 1. Election of Directors - Beneficial Ownership of the Company's Common Stock" of the 2019 Proxy Statement.
Equity Compensation Plan Information
The following table sets forth certain information regarding the Company's equity compensation plans as of February 1, 2019:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	Weighted-average exercise price of outstanding options, warrants and rights*	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))** (in thousands)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	701	22.00	1,035
Equity compensation plans not approved by security holders***	412	18.10	—
Total	1,113	18.66	1,035

*	The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding awards of RSUs, which have no exercise price.

**
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

***
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the material under the headings "Certain Relationships and Transactions" and "Corporate Governance" of the 2019 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding principal accountant fees and services is incorporated herein by reference to the material under the heading "Item 4. Ratification of Appointment of Independent Registered Public Accounting Firm - Independent Registered Accounting Firm Fees" of the 2019 Proxy Statement.

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
4.1
ABL Credit Agreement, dated as of November 16, 2017, by and between Lands' End, Inc. (as the Lead Borrower), Wells Fargo Bank, N.A. (as Agent, L/C Issuer and Swing Line Lender), the Other Lenders party thereto, Wells Fargo Bank, N.A. (as Sole Lead Arranger and Sole Bookrunner) and BMO Harris Bank, N.A. (as Syndication Agent), and SunTrust Bank (as Documentation Agent) (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2018 (File No. 001-09769)).

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

10.2
Master Lease Agreement, dated as of April 4, 2014, by and between Sears, Roebuck and Co. and Lands' End, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 8, 2014 (File No. 001-09769)). (1)

10.3
First Amendment to Master Lease Agreement, by and between Sears, Roebuck and Co. and Lands' End, Inc., effective on July 6, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2015 (File No. 001-09769)). (1)

10.4
Second Amendment to Master Lease Agreement, by and between Sears, Roebuck and Co. and Lands' End, Inc., dated February 1, 2018 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2018 (File No. 001-09769)).(1)

10.5
Master Sublease Agreement, dated February 1, 2018, by and between Sears Operations LLC and Lands' End, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2018 (File No. 001-09769)).(1)

10.6
Master Sublease Agreement, dated as of April 4, 2014, by and between Sears, Roebuck and Co. and Lands' End, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 8, 2014 (File No. 001-09769)). (1)

10.7
First Amendment to Master Sublease Agreement, by and between Sears, Roebuck and Co. and Lands' End, Inc., effective on July 6, 2015 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2015 (File No. 001-09769)).(1)

10.8
Second Amendment to Master Sublease Agreement, dated February 1, 2018, by and between Sears, Roebuck and Co. and Lands' End, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2018 (File No. 001-09769)).(1)

10.9
Lands' End Shops at Sears Retail Operations Agreement, dated as of April 4, 2014, by and between Sears, Roebuck and Co. and Lands' End, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on April 8, 2014 (File No. 001-09769)).

10.10
Lands' End Shops at Sears Retail Operations RRC/CRC Letter, dated as of July 9, 2018, by and between Sears, Roebuck and Co. and Lands' End, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2018 (File No. 001-09769)).

10.11
Lands' End Shops at Sears Retail Operations Assistant Store Manager - Apparel Charges Letter, dated as of July 9, 2018, by and between Sears, Roebuck and Co. and Lands' End, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2018 (File No. 001-09769)).

10.12
Shop Your WaySM Retail Establishment Agreement, dated as of April 4, 2014, by and between Sears Holdings Management Corporation and Lands' End, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on April 8, 2014 (File No. 001-09769)). (1)

10.13
Shop Your WaySM Retail Establishment Agreement First Amendment, dated as of October 21, 2014, by and between Sears Holdings Management Corporation and Lands' End, Inc. (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2018 (File No. 001-09769)).(1)

10.14
Shop Your WaySM Retail Establishment Agreement Amendment 2, dated as of April 4, 2017, by and between Sears Holdings Management Corporation and Lands' End, Inc. (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2018 (File No. 001-09769)).(1)

10.15
Shop Your WaySM Retail Establishment Agreement Amendment 3, dated as of May 2, 2017, by and between Sears Holdings Management Corporation and Lands' End, Inc. (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2018 (File No. 001-09769)).(1)

10.16
Shop Your WaySM Retail Establishment Agreement Amendment 4, dated as of June 5, 2017, by and between Sears Holdings Management Corporation and Lands' End, Inc. (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2018 (File No. 001-09769)).(1)

10.17
Shop Your WaySM Retail Establishment Agreement Amendment 5, dated as of June 29, 2017, by and between Sears Holdings Management Corporation and Lands' End, Inc. (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2018 (File No. 001-09769)). (1)

10.18
Financial Services Agreement, dated as of April 4, 2014, by and between Sears Holdings Management Corporation and Lands' End, Inc. (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on April 8, 2014 (File No. 001-09769)).

10.19
Director Compensation Policy effective as of May 10, 2017 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 28, 2017 (File No. 001-09769)).**

10.20
Director Compensation Policy effective as of May 24, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2018 (File No. 001-09769)).**

*10.21	Director Compensation Policy effective as of March 19, 2019.**
10.22
Lands' End, Inc. Umbrella Incentive Program (As Amended and Restated) (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).**

10.23	Lands' End, Inc. 2017 Stock Plan. (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2017 (File No. 001-09769)).**
10.24
Lands' End, Inc. 2014 Stock Plan (As Amended and Restated) (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).**

10.25
Form of Restricted Stock Unit Award Agreement (Timed-Based) (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2018 (File No. 001-09769)).**

10.26	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 14, 2018 (File No. 001-09769)).**
10.27	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on September 1, 2017 (File No. 001-09769)). **
10.28
Lands' End, Inc. Annual Incentive Plan (As Amended and Restated) (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).**

10.29
Lands' End, Inc. Long-Term Incentive Program (As Amended and Restated) (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).**

10.30
2017 Additional Definition Under Lands' End, Inc. Long-Term Incentive Program (As Amended and Restated) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 12, 2017 (File No. 001-09769)).**

10.31
Lands' End, Inc. Cash Long-Term Incentive Plan (As Amended and Restated) (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).**

10.32
Letter from Lands' End, Inc. to Jerome S. Griffith relating to employment, dated December 19, 2016. (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2017 (File No. 001-09769)).**

10.33
Executive Severance Agreement dated and effective as of December 19, 2016 between Lands' End, Inc. and its affiliates and subsidiaries and Jerome S. Griffith. (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2017 (File No. 001-09769)).** (1)

10.34
Sign-on Restricted Stock Unit Agreement dated and effective as of March 6, 2017 between Lands' End, Inc. and Jerome S. Griffith. (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2017 (File No. 001-09769)).**

10.35
Sign-on Nonqualified Stock Option Agreement dated and effective as of March 6, 2017 between Lands' End, Inc. and Jerome S. Griffith. (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2017 (File No. 001-09769)).**

10.36
Letter from Lands' End, Inc. to James Gooch relating to employment, dated January 26, 2016 and effective as of January 27, 2016 (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2016 (File No. 001-09769)).**

10.37
Letter from Lands' End, Inc. to James Gooch relating to employment, dated December 20, 2016. (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2017 (File No. 001-09769)).**

10.38
Letter from Lands' End, Inc. to James Gooch relating to employment, dated March 29, 2017. (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2017 (File No. 001-09769)).**

10.39
Executive Severance Agreement dated and effective as of January 27, 2016 between Lands' End, Inc. and its affiliates and subsidiaries and James Gooch (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2016 (File No. 001-09769)).** (1)

10.40
Restricted Stock Unit Agreement dated and effective as of January 27, 2016 between Lands' End, Inc. and James Gooch. (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2016 (File No. 001-09769)).**

10.41
Compensation Committee Resolutions dated September 23, 2016 regarding Co-Interim Chief Executive Officer Compensation (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2016 (File No. 001-09769)).**

10.42
Letter from Lands' End, Inc. to Peter L. Gray relating to employment, dated April 21, 2017. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 28, 2017 (File No. 001-09769)).**

10.43
Executive Severance Agreement dated and effective as of April 21, 2017 between Lands' End, Inc. and its affiliates and subsidiaries and Peter L. Gray. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 28, 2017 (File No. 001-09769)).**

10.44
Letter from Lands' End, Inc. to Gill Brown Hong relating to employment, dated November 13, 2017 (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2018 (File No. 001-09769)).**

10.45
Executive Severance Agreement dated and effective as of November 2, 2017 between Lands' End, Inc. and its affiliates and subsidiaries and Gill Brown Hong (incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2018 (File No. 001-09769)).**

*10.46	Letter from Lands' End, Inc. to Chieh Tsai relating to employment, dated January 3, 2019.**
*10.47	Executive Severance Agreement dated and effective as of January 7, 2019 between Lands' End, Inc. and its affiliates and subsidiaries and Chieh Tsai.**
*10.48	Executive Severance Agreement dated and effective as of December 5, 2014 between Lands' End, Inc. and its affiliates and subsidiaries and Kelly Ritchie.**
*21	Subsidiaries of Lands' End, Inc.
*23	Consent of Deloitte & Touche LLP.
*31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of Form 10-K.
***	This exhibit shall be deemed to be "furnished" and not "filed."

(1)	Confidential treatment was granted as to omitted portions of this exhibit. The omitted material has been filed separately with the Securities and Exchange Commission.

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

LANDS' END, INC. (Registrant)
By:	/s/ James F. Gooch
Name:	James F. Gooch
Title:	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer
Date:	March 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:		Date:
/s/ Jerome S. Griffith	Director, Chief Executive Officer and President (Principal Executive Officer)	March 28, 2019
Jerome S. Griffith

/s/ James F. Gooch	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 28, 2019
James F. Gooch

/s/ Bernard L. McCracken	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 28, 2019
Bernard L. McCracken

/s/ Josephine Linden	Chairman of the Board of Directors	March 28, 2019
Josephine Linden

/s/ Robert Galvin	Director	March 28, 2019
Robert Galvin

/s/ Elizabeth Leykum	Director	March 28, 2019
Elizabeth Leykum

/s/ John T. McClain	Director	March 28, 2019
John T. McClain

/s/ Maureen Mullen	Director	March 28, 2019
Maureen Mullen

/s/ Jignesh Patel	Director	March 28, 2019
Jignesh Patel

/s/ Jonah Staw	Director	March 28, 2019
Jonah Staw