Form 10-Q
period 2019-05-03
LANDS' END, INC.
filed 2019-06-04
CIK 799288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 3, 2019
-OR-

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to                      to                     .
Commission File Number: 001-09769

Lands’ End, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-2512786
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

1 Lands’ End Lane Dodgeville, Wisconsin	53595
(Address of Principal Executive Offices)	(Zip Code)
(608) 935-9341
(Registrant’s Telephone Number Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	LE	The NASDAQ Stock Market LLC

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
As of June 3, 2019 the registrant had 32,367,083 shares of common stock, $0.01 par value, outstanding.

LANDS’ END, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MAY 3, 2019

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LANDS’ END, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	13 Weeks Ended
(in thousands, except per share data)	May 3, 2019	May 4, 2018
Net revenue	$262,433	$299,825
Cost of sales (excluding depreciation and amortization)	142,559	166,800
Gross profit	119,874	133,025

Selling and administrative	116,844	124,000
Depreciation and amortization	7,618	6,161
Other operating expense, net	148	337
Operating (loss) income	(4,736)	2,527
Interest expense	7,834	6,912
Other (income) expense, net	(867)	3,864
Loss before income taxes	(11,703)	(8,249)
Income tax benefit	(4,885)	(5,619)
NET LOSS	$(6,818)	$(2,630)
NET LOSS PER COMMON SHARE
Basic:	$(0.21)	$(0.08)
Diluted:	$(0.21)	$(0.08)

Basic weighted average common shares outstanding	32,261	32,125
Diluted weighted average common shares outstanding	32,261	32,125

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.
Condensed Consolidated Statements of Comprehensive Operations
(Unaudited)

	13 Weeks Ended
(in thousands)	May 3, 2019	May 4, 2018
NET LOSS	$(6,818)	$(2,630)
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(234)	(1,636)
COMPREHENSIVE LOSS	$(7,052)	$(4,266)

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share data)	May 3, 2019	May 4, 2018	February 1, 2019
ASSETS
Current assets
Cash and cash equivalents	$40,221	$141,616	$193,405
Restricted cash	1,821	2,081	1,948
Accounts receivable, net	27,510	48,610	34,549
Inventories, net	319,319	304,543	321,905
Prepaid expenses and other current assets	35,304	41,595	36,574
Total current assets	424,175	538,445	588,381
Property and equipment, net	152,405	138,495	149,894
Operating lease right-of-use asset	29,327	0	0
Goodwill	110,000	110,000	110,000
Intangible asset, net	257,000	257,000	257,000
Other assets	5,473	8,557	5,636
TOTAL ASSETS	$978,380	$1,052,497	$1,110,911
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$98,623	$97,405	$123,827
Lease liability - current	8,786	0	0
Other current liabilities	89,322	95,550	117,424
Total current liabilities	196,731	192,955	241,251
Long-term debt, net	381,504	485,299	482,453
Lease liability - long-term	24,772	0	0
Long-term deferred tax liabilities	56,108	58,708	58,670
Other liabilities	4,060	10,681	5,826
TOTAL LIABILITIES	663,175	747,643	788,200
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 authorized: 480,000,000 shares; issued and outstanding: 32,363,220, 32,208,118 and 32,220,080, respectively	324	320	320
Additional paid-in capital	354,016	348,142	352,733
Accumulated deficit	(25,718)	(31,380)	(17,159)
Accumulated other comprehensive loss	(13,417)	(12,228)	(13,183)
Total stockholders’ equity	315,205	304,854	322,711
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$978,380	$1,052,497	$1,110,911

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	13 Weeks Ended
(in thousands)	May 3, 2019	May 4, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,818)	$(2,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,618	6,161
(Gain) loss on property and equipment	(55)	336
Amortization of debt issuance costs	434	535
Stock-based compensation	1,974	967
Noncash lease impacts	(133)	—
Deferred income taxes	(2,501)	6
Change in operating assets and liabilities:
Inventories	2,234	26,373
Accounts payable	(20,205)	(55,603)
Other operating assets	10,612	(13,843)
Other operating liabilities	(29,450)	(3,499)
Net cash used in operating activities	(36,290)	(41,197)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(15,042)	(10,748)
Net cash used in investing activities	(15,042)	(10,748)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on term loan facility	(101,287)	(1,288)
Payments of employee withholding taxes on share-based compensation	(687)	(610)
Net cash used in financing activities	(101,974)	(1,898)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(5)	(397)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(153,311)	(54,240)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	195,353	197,937
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$42,042	$143,697
SUPPLEMENTAL CASH FLOW DATA
Unpaid liability to acquire property and equipment	$4,901	$5,059
Income taxes paid, net of refunds	$12	$171
Interest paid	$6,966	$6,139

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS' END, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity

	Common Stock Issued		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands except share data)	Shares	Amount
Balance at February 2, 2018	32,101,793	$320	$347,175	$(29,810)	$(10,592)	$307,093
Net loss	—	—	—	(2,630)	—	(2,630)
Cumulative translation adjustment, net of tax	—	—	—	—	(1,636)	(1,636)
Change in accounting principle related to revenue recognition	—	—	—	1,060	—	1,060
Stock-based compensation expense	—	—	967	—	—	967
Vesting of restricted shares	132,620	—	—	—	—	—
Restricted stock shares surrendered for taxes	(26,295)	—		—	—	—
Balance at May 4, 2018	32,208,118	320	348,142	(31,380)	(12,228)	304,854

Balance at February 1, 2019	32,220,080	320	352,733	(17,159)	(13,183)	322,711
Net loss	—	—	—	(6,818)	—	(6,818)
Cumulative translation adjustment, net of tax	—	—	—	—	(234)	(234)
Change in accounting principle related to lease accounting	—	—	—	(1,741)	—	(1,741)
Stock-based compensation expense	—	—	1,974	—	—	1,974
Vesting of restricted shares	185,052	4	(4)	—	—	—
Restricted stock shares surrendered for taxes	(41,912)	—	(687)	—	—	(687)
Balance at May 3, 2019	32,363,220	$324	$354,016	$(25,718)	$(13,417)	$315,205

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BACKGROUND AND BASIS OF PRESENTATION
Description of Business
Lands' End, Inc. ("Lands' End" or the "Company") is a leading multi-channel retailer of casual clothing, accessories and footwear as well, as home products. The Company offers products online at www.landsend.com, international websites, on third party online marketplaces, and through retail locations.
Terms that are commonly used in the Company's notes to Condensed Consolidated Financial Statements are defined as follows:
• ABL Facility - Asset-based senior secured credit agreements, dated as of November 16, 2017, with Wells Fargo Bank, N.A. and certain other lenders
• Adjusted EBITDA - Net income (loss) net of Income tax benefit, Other income, net, Interest expense, Depreciation and amortization and certain significant items
• ASC - FASB Accounting Standards Codification, which serves as the source for authoritative GAAP, as supplemented by rules and interpretive releases by the SEC which are also sources of authoritative GAAP for SEC registrants
• ASU - FASB Accounting Standards Update
• CAM - Common area maintenance for leased properties
• Debt Facilities - Collectively, the ABL Facility and the Term Loan Facility
• Deferred Awards - Time vesting stock awards
• EPS - Earnings per share
• ESL - ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert
• FASB - Financial Accounting Standards Board
• First Quarter 2018 - The 13 weeks ended May 4, 2018
• First Quarter 2019 - The 13 weeks ended May 3, 2019
• Fiscal 2018 - The 52 weeks ended February 1, 2019
• Fiscal 2019 - The 52 weeks ending January 31, 2020
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
• Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders

• Term Loan Facility - Term loan credit agreements, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders
• Third Quarter 2018 - The 13 weeks ended November 2, 2018
• Transform Holdco - Transform Holdco LLC, an affiliate of ESL, which on February 11, 2019 acquired from Sears Holdings substantially all of the go-forward retail footprint and other asset and component businesses of Sears Holdings as a going concern
• UTBs - Gross unrecognized tax benefits
• Year-to-Date 2019 - The thirteen weeks ended May 3, 2019
• Year-to-Date 2018 - The thirteen weeks ended May 4, 2018
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of Lands' End, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all material adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. Dollar amounts are reported in thousands, except per share data, unless otherwise noted. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Lands' End Annual Report on Form 10-K filed with the SEC on March 28, 2019.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

Leases

In February 2016 the FASB issued ASU 2016-02, Leases (“ASC 842”), which changed how companies account for leases. On February 2, 2019, the Company adopted the guidance using the modified retrospective approach. Lands' End elected the practical expedient package, which among other practical expedients, includes the option to retain the historical classification of leases entered into prior to February 2, 2019. The Company also elected the practical expedient related to lease versus non-lease components, allowing the Company to recognize lease and non-lease components as a single lease. Additionally, the Company adopted an optional transition method finalized by the FASB in July 2018 that waives the requirement to apply ASC 842 in the comparative periods presented within the financial statements in the year of adoption.

The Company is a lessee under various lease agreements for its retail operations and equipment.

The determination of whether an arrangement contains a lease and the classification of a lease, if applicable, is made at lease possession (date in which the Company takes possession of the asset), at which time the Company also measures and recognizes a right-of-use asset, representing the Company’s right to use the underlying asset, and a lease liability, representing the Company’s obligation to make lease payments under the terms of the arrangement. The lease term is defined as the noncancelable portion of the lease term plus any periods covered by an option to extend the lease, if it is reasonably certain that that the option will be exercised. For the purposes of recognizing right-of-use assets and lease liabilities associated with the Company’s leases, the Company has elected the practical expedient of not recognizing a right-of-use asset or lease liability for short-term leases, which are leases with a term of twelve months or less. The Company's leases are classified as operating leases, which are included in the Operating lease right-of-use asset, Lease liability - current and Lease liability - long-term on the Company's Condensed Consolidated Balance sheets.

Right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term as of the possession date. Minimum lease payments include only the fixed lease component of the agreement, as well as any variable rate payments that depend on an index, initially measured using the index at the lease commencement date. Lease terms may include options to renew. If it is determined the lease will more likely than not be renewed, the right-of-use asset and lease liability for that lease will be adjusted to reflect the updated lease term. The Company does not have any leases with residual value guarantees or restrictions or covenants imposed by the lease.

The Company reviews its long-lived assets, including Operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset group exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposition of the asset, the Company performs an impairment analysis. An impairment charge is recognized to the extent the sum of the estimated discounted future cash flows from the use of the asset is less than the carrying value, which is allocated pro-rata to the assets in the asset group, including the Operating lease right-of-use asset. No assets are written down below their indicated fair value which, for the Operating lease right-of-use assets, can be based on market comparisons of rent.

Due to the absence of an implicit rate in the Company’s lease contracts the Company estimates its incremental borrowing rate for each lease based on the lease term, lease currency and the Company’s credit spread. The yield curve selected at the lease possession date represents one notch above the Company’s unsecured credit rating, and therefore is considered a close proxy for the incremental borrowing rate the Company would incur for secured debt.

Lease expense is recognized on a straight-line basis over the lease term and is included in Selling and administrative expense in the Condensed Consolidated Statements of Operations. Variable lease payments that do not depend on a rate or index and short-term rentals (leases with terms less than 12 months) are expensed as incurred.

The impact of adoption of the new lease guidance on the Condensed Consolidated Balance Sheets as of February 2, 2019 was:

(in thousands)	February 1, 2019 (As reported)	Impact of Adoption		February 2, 2019
Assets:
Operating lease right-of-use asset	$—	$27,494		$27,494

Liabilities:
Lease liability - current	—	9,892		9,892
Lease liability - long-term	—	21,700		21,700

Stockholders' Equity:
Accumulated deficit	(17,159)	(1,741)	(1)	(18,900)
(1) At the time of implementation, the Company determined certain Operating lease right-of-use assets were impaired and recorded an adjustment to beginning retained earnings related to these impairments, net of tax.

See Note 13, Leases for additional disclosures.

NOTE 3. EARNINGS/(LOSS) PER SHARE
The numerator for both basic and diluted EPS is net income (loss). The denominator for basic EPS is based upon the number of weighted average shares of Lands’ End common stock outstanding during the reporting periods. The denominator for diluted EPS is based upon the number of weighted average shares of Lands' End common stock and common stock equivalents outstanding during the reporting periods using the treasury stock method in accordance with U.S. GAAP. Potentially dilutive securities for the diluted EPS calculations consist of nonvested equity shares of common stock and in-the-money outstanding stock options, if any, to purchase the Company’s common stock.
The following table summarizes the components of basic and diluted EPS:

	13 Weeks Ended
(in thousands, except per share amounts)	May 3, 2019	May 4, 2018
Net loss	$(6,818)	$(2,630)

Basic weighted average common shares outstanding	32,261	32,125
Dilutive effect of stock awards	—	—
Diluted weighted average common shares outstanding	32,261	32,125

Basic Loss per share	$(0.21)	$(0.08)
Diluted Loss per share	$(0.21)	$(0.08)
Stock awards are considered anti-dilutive based on the application of the treasury stock method or in the event of a net loss. There were 796,269 and 647,799 anti-dilutive shares excluded from the diluted weighted average shares outstanding for First Quarter 2019 and First Quarter 2018.

NOTE 4. OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) encompasses all changes in equity other than those arising from transactions with stockholders and is comprised solely of foreign currency translation adjustments.

	13 Weeks Ended
(in thousands)	May 3, 2019	May 4, 2018
Beginning balance: Accumulated other comprehensive loss (net of tax of $3,505 and $2,816 respectively)	$(13,183)	$(10,592)
Other comprehensive income (loss):
Foreign currency translation adjustments (net of tax (benefit) expense of $61 and $434, respectively)	(234)	(1,636)
Ending balance: Accumulated other comprehensive loss (net of tax of $3,567 and $3,250, respectively)	$(13,417)	$(12,228)

No amounts were reclassified out of Accumulated other comprehensive income (loss) during any of the periods presented.

NOTE 5. DEBT
The Company's debt consisted of the following:

	May 3, 2019			May 4, 2018		February 1, 2019
(in thousands)	Amount		Rate	Amount	Rate	Amount	Rate
Term Loan Facility, maturing April 4, 2021	$389,250	(1)	5.75%	$494,400	5.13%	$490,538	5.77%
ABL Facility, maturing November 16, 2022	—		—%	—	—%	—	—%
	389,250			494,400		490,538
Less: Current maturities in Other current liabilities	5,150			5,150		5,150
Less: Unamortized debt issuance costs	2,596			3,951		2,935
Long-term debt, net	$381,504			$485,299		$482,453
(1) Reflects voluntary prepayment of $100 million to the Term Loan Facility in First Quarter 2019.

The following table summarizes the Company's borrowing availability under the ABL Facility:

(in thousands)	May 3, 2019	May 4, 2018	February 1, 2019
ABL Facility maximum borrowing	$175,000	$175,000	$175,000
Outstanding letters of credit	11,203	15,500	21,111
Borrowing availability under ABL	$163,797	$159,500	$153,889

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
Representations and Warranties; Covenants
Subject to specified exceptions, the Debt Facilities contain various representations and warranties and restrictive covenants that, among other things, restrict the ability of Lands’ End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the ABL Facility falls below the greater of 10% of the loan cap amount or $15.0 million, Lands’ End will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Debt Facilities do not otherwise contain financial maintenance covenants. The Company was in compliance with all financial covenants related to the Debt Facilities as of May 3, 2019.
The Debt Facilities contain certain affirmative covenants, including reporting requirements such as delivery of financial statements, certificates and notices of certain events, maintaining insurance, and providing additional guarantees and collateral in certain circumstances.

NOTE 6. STOCK-BASED COMPENSATION
The Company expenses the fair value of all stock awards over their respective vesting periods, ensuring that, the amount of cumulative compensation cost recognized at any date is at least equal to the portion of the grant-date fair value of the award that is vested at that date. The Company has elected to adjust compensation expense for an estimated forfeiture rate for those shares not expected to vest and to recognize compensation cost on a straight-line basis for awards that only have a service requirement with multiple vest dates.
The Company has granted the following types of stock awards to employees at management levels and above:

i.
Time vesting stock awards ("Deferred Awards") are in the form of restricted stock units and only require each recipient to complete a service period for the award to be earned. Deferred Awards generally vest over three years. The fair value of Deferred Awards is based on the closing price of the Company's common stock on the grant date and is reduced for estimated forfeitures of those awards not expected to vest due to employee turnover.

ii.
Stock option awards ("Option Awards") provide the recipient with the option to purchase a set number of shares at a stated exercise price over the term of the contract, which is ten years for all Option Awards currently outstanding. Options are granted with a strike price equal to the stock price on the date of grant and vest ratably over a four year period.

iii.
Performance-based stock awards ("Performance Awards") are in the form of restricted stock units and have, in addition to a service requirement, performance criteria that must be achieved for the awards to be earned. Performance Awards granted prior to Fiscal 2018 had annual vesting, but due to the performance criteria, were not eligible for straight-line expensing. All Performance Awards granted prior to Fiscal 2018 were forfeited during the First Quarter 2018. For Performance Awards granted in Fiscal 2018 and after, the Target Shares earned can range from 0% to 200% and depend on the achievement of Adjusted EBITDA and revenue performance measures for the cumulative three-fiscal year performance period beginning in the fiscal year of the grant date. The applicable percentage of the Target Shares, as determined by performance, vest after the completion of the applicable three year performance period, and unearned Target Shares are forfeited. The fair value of the Performance Awards granted in Fiscal 2018 and after are based on the closing price of the Company’s common stock on the grant date. Stock based compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover and adjusted based on the Company's estimate of the percentage of the aggregate Target Shares expected to be earned. Based on performance to date, the Company is currently accruing for performance shares based on a 100% payout, which is reflected in the financial information below.

The following table provides a summary of the Company's stock-based compensation expense, which is included in Selling and administrative expense in the Condensed Consolidated Statements of Operations:

	13 Weeks Ended
(in thousands)	May 3, 2019	May 4, 2018
Deferred Awards	$1,365	$709
Option Awards	187	187
Performance Awards	422	71
Total stock-based compensation expense	$1,974	$967
The following table provides a summary of the Deferred Awards activity for First Quarter 2019:

	Deferred Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of February 1, 2019	594	$21.96
Granted	410	15.73
Vested	(184)	22.41
Forfeited or expired	(23)	18.40
Unvested as of May 3, 2019	797	18.61

Total unrecognized stock-based compensation expense related to unvested Deferred Awards was approximately $11.8 million as of May 3, 2019, which is expected to be recognized ratably over a weighted average period of 2.2 years. Deferred Awards granted to employees during Fiscal 2019 generally vest ratably over a period of three years.
The following table provides a summary of the Performance Awards activity for First Quarter 2019:

	Performance Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of February 1, 2019	176	$21.93
Granted	265	15.73
Vested	—	—
Forfeited or expired	(5)	21.90
Unvested as of May 3, 2019	436	18.17

Total unrecognized stock-based compensation expense related to unvested Performance Awards was approximately $5.8 million as of May 3, 2019, which is expected to be recognized ratably over a weighted average period of 2.5 years. Performance Awards granted to employees during Fiscal 2019 vest, if earned, after completion of the applicable three-year performance period.

The following table provides a summary of the Options Award activity for First Quarter 2019:

	Option Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of February 1, 2019	257	$8.73
Granted	—	—
Vested	(74)	8.49
Forfeited or expired	—	—
Unvested as of May 3, 2019	183	8.85

Total unrecognized stock-based compensation expense related to unvested Option Awards was approximately $1.4 million as of May 3, 2019, which is expected to be recognized ratably over a weighted average period of 1.9 years. The Option Awards have a life of ten years and vest ratably over the first four years. The fair value of each Option Award was estimated on the grant date using the Black-Scholes option pricing model. As of May 3, 2019, 159,314 shares related to Option Awards were exercisable. No options have been exercised as of May 3, 2019.

NOTE 7. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
Restricted cash is reflected on the Condensed Consolidated Balance Sheets at fair value. The fair value of restricted cash was $1.8 million, $2.1 million and $1.9 million as of May 3, 2019, May 4, 2018 and February 1, 2019, respectively based on Level 1 inputs. Restricted cash amounts are valued based upon statements received from financial institutions.
The carrying amount of the Company's Cash and cash equivalents, Accounts receivable, Accounts payable and Other current liabilities approximate their fair value as recorded due to the short-term maturity of these instruments.
Carrying values and fair values of long-term debt, including the short-term portion, in the Condensed Consolidated Balance Sheets are as follows:

	May 3, 2019		May 4, 2018		February 1, 2019
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including short-term portion	$389,250	$381,952	$494,400	$452,994	$490,538	$460,493
Long-term debt, including short-term portion was valued utilizing Level 2 valuation techniques based on the closing inactive market bid price on May 3, 2019, May 4, 2018, and February 1, 2019. There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis as of May 3, 2019, May 4, 2018, and February 1, 2019.

NOTE 8. INCOME TAXES

Provision for Income Taxes

The Company recorded a tax benefit at an overall effective tax rate of 41.7% and 68.1% for First Quarter 2019 and First Quarter 2018, respectively. The tax rate for First Quarter 2019 is the result of the Company’s election to treat certain foreign entities as a U.S. branch. The tax rate for First Quarter 2018 reflects the reversal of UTBs due to favorable state tax audit settlements for periods prior to the Separation.

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
On February 11, 2019 Transform Holdco acquired from Sears Holdings substantially all of the go-forward retail footprint and other assets and component businesses of Sears Holdings as a going concern. The Company believes that ESL holds a significant portion of the membership interest of Transform Holdco and therefore considers that entity to be a related party as well.
In connection with and subsequent to the Separation, the Company entered into various agreements with Sears Holdings which, among other things, (i) govern specified aspects of the Company's relationship following the Separation, especially with regards to the Lands’ End Shops at Sears, and (ii) establish terms pursuant to which subsidiaries of Sears Holdings Corporation are providing services to the Company. Some of these agreements have been assumed by and assigned to Transform Holdco in connection with the proceedings related to the Sears Filing (as defined below).
The components of the transactions between the Company and Sears Holdings, which exclude pass-through payments to or from third parties, are as follows:
Lands’ End Shops at Sears
Related party costs charged by Sears Holdings or Transform Holdco to the Company related to Lands’ End Shops at Sears are as follows:

	13 Weeks Ended
(in thousands, except for number of stores)	May 3, 2019	May 4, 2018
Rent, CAM and occupancy costs	$1,106	$4,494
Retail services, store labor	988	4,129
Financial services and payment processing	68	389
Supply chain costs	78	130
Total expenses	$2,240	$9,142
Number of Lands’ End Shops at Sears at period end	39	159

General Corporate Services
Related party costs charged by Sears Holdings or Transform Holdco to the Company for general corporate services are as follows:

	13 Weeks Ended
(in thousands)	May 3, 2019	May 4, 2018
Sourcing	$1,595	$1,817
Shop Your Way	35	167
Shared services	47	48
Total expenses	$1,677	$2,032
Use of Intellectual Property or Services
Related party revenue and costs charged by the Company to and from Sears Holdings or Transform Holdco for the use of intellectual property or services is as follows:

	13 Weeks Ended
(in thousands)	May 3, 2019	May 4, 2018
Lands' End business outfitters revenue	$2	$325
Credit card revenue	75	153
Royalty income	23	27
Gift card expense	(2)	(5)
Total income	$98	$500
Additional Balance Sheet Information
On October 15, 2018, Sears Holdings Corporation and certain of its subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of Title 11 of the United States Code (collectively the “Sears Filing"). Following the Sears Filing, the Company began netting payables due to Sears Holdings or Transform Holdco, as applicable, against receivables due from Sears Holdings if and as allowed under its contracts. As a result, receivables and payables have been netted, and are presented as a net receivable balance in Accounts receivable, net in the Condensed Consolidated Balance Sheets.
At May 3, 2019, the Company recorded a $0.2 million net receivable balance from Sears Holdings or Transform Holdco in Accounts receivable, net and $0 in Accounts payable in the Condensed Consolidated Balance Sheets. On May 4, 2018 the Company recorded $2.2 million in Accounts receivable net, to reflect amounts due from Sears Holdings and $1.9 million in Accounts payable to reflect amounts due to Sears Holdings in the Condensed Consolidated Balance Sheets. At February 1, 2019, the Company recorded a $0.1 million net receivable balance from Sears Holdings in Accounts receivable, net and $0 in Accounts payable in the Consolidated Balance Sheets.

In the Third Quarter 2018, the Company recorded a non-cash charge of $2.6 million in Other expense, net, in its Condensed Statement of Operations to reflect a reserve relating to pre-Separation UTBs (including penalties and interest) for which Sears Holdings Corporation indemnified the Company under a Tax Sharing Agreement entered into in connection with the Separation, the recovery of which had become uncertain as a result of the Sears Filing. Sears Holdings rejected the Tax Sharing Agreement, per an order approved on April 4, 2019. At May 3, 2019 and February 1, 2019 the indemnification receivable was $0, as a result of continuing substantial doubt regarding the collectability of this contingent asset.

NOTE 11. SEGMENT REPORTING
The Company is a leading multi-channel retailer of casual clothing, accessories and footwear, as well as home products. Lands' End is growing its multi-channel distribution network which allows the consumer to interact with the Company with a consistent customer experience whether on company websites, third party marketplaces, at company owned stores or other distribution channels. As the Company expands this distribution network, and in conjunction with the accelerated closures of Lands' End Shops at Sears, the historical structure of separate reportable segments for retail stores and direct-to-consumer was no longer representative of the way the current Chief Operating Decision Maker evaluates the business units and allocates resources.
Therefore, as of February 1, 2019, the Company updated its segment reporting to better align with this multi-channel strategy. The Company's operating segments consist of U.S. eCommerce, Outfitters, Europe eCommerce, Japan eCommerce and Retail. The Company determined that each of the operating segments share similar economic and other qualitative characteristics thus the results of the operating segments are aggregated into one reportable external segment, consistent with the Company's multi-channel business approach. Prior year information has been restated to reflect this change.
Net revenue is presented by product channel in the following table:

	13 Weeks Ended
(in thousands)	May 3, 2019	May 4, 2018
Net revenue:
eCommerce	$208,902	$198,768
Outfitters	43,083	74,605
Retail	10,448	26,452
Total net revenue	$262,433	$299,825

NOTE 12. REVENUE
Revenue includes sales of merchandise and delivery revenue related to merchandise sold. Substantially all of the Company's revenue is recognized when control of product passes to customers, which for the eCommerce and Outfitters channels is when the merchandise is expected to be received by the customer and for the Retail channel is at the time of sale in the store. The Company recognizes revenue, including shipping and handling fees billed to customers, in the amount expected to be received when control of the Company's products transfers to customers, and is presented net of various forms of promotions, which range from contractually-fixed percentage price reductions to sales returns, discounts, and other incentives that may vary in amount. Variable amounts are estimated based on an analysis of historical experience and adjusted as better estimates become available. There were no changes to estimates in First Quarter 2019.
The Company's revenue is disaggregated by product channel and geographic location. Revenue by product channel is presented in Note 11, Segment Reporting. Revenue by geographic location was:

	13 Weeks Ended
(in thousands)	May 3, 2019	May 4, 2018
Net revenue:
United States	$216,873	$253,022
Europe	30,826	29,690
Asia	11,844	13,289
Other	2,890	3,824
Total Net revenue	$262,433	$299,825
Contract Liabilities
Contract liabilities consist of payments received in advance of the transfer of control to the customer. As products are delivered and control transfers, the Company recognizes the deferred revenue in Net revenue in the Condensed Consolidated Statements of Operations. The following table summarizes the deferred revenue associated with payments received in advance of the transfer of control to the customer, which is reported in Other current liabilities in the Condensed Consolidated Balance Sheets, as well as amounts recognized through Net revenue for each period presented. The remainder of deferred revenue as of May 3, 2019 is expected to be recognized in Net revenue in the fiscal quarter ending August 2, 2019, as products are delivered to customers.

	13 Weeks Ended
(in thousands)	May 3, 2019	May 4, 2018
Deferred Revenue Beginning of Period	$9,051	$12,993
Deferred Revenue Recognized in Period	(9,051)	(12,993)
Revenue Deferred in Period	10,199	16,062
Deferred Revenue End of Period	$10,199	$16,062

Revenue from gift cards is recognized when (i) the gift card is redeemed by the customer for merchandise, or (ii) as gift card breakage, an estimate of gift cards which will not be redeemed where the Company does not have a legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions. Gift card breakage is recorded within Net revenue in the Condensed Consolidated Statements of Operations. Prior to their redemption, gift cards are recorded as a liability, included within Other current liabilities in the Condensed Consolidated Balance Sheets. The total contract liability related to gift cards issued was $20.0 million, $19.3 million and $18.2 million as of May 3, 2019, May 4, 2018 and February 1, 2019, respectively. The liability is estimated based on expected breakage that considers historical patterns of redemption. The following table provides the reconciliation of the contract liability related to gift cards:

	13 Weeks Ended
(in thousands)	May 3, 2019	May 4, 2018
Balance as of Beginning of Period	$18,191	$19,272
Gift cards sold	15,117	16,072
Gift cards redeemed	(13,033)	(14,664)
Gift card breakage	(265)	(1,390)
Balance as of May 3, 2019	$20,010	$19,290
Refund Liabilities
Refund liabilities, primarily associated with product sales returns and retrospective volume rebates, represent variable consideration and are estimated and recorded as a reduction to Net revenue based on historical experience. As of May 3, 2019, May 4, 2018 and February 1, 2019, $17.3 million, $17.7 million and $22.2 million, respectively, of refund liabilities, primarily associated with product returns, were reported in Other current liabilities in the Condensed Consolidated Balance Sheets.
NOTE 13. LEASES

The Company is a lessee under various lease agreements for its retail operations and equipment including a master lease agreement for its Lands' End Shops at Sears. Refer also to Note 10, Related Party Transactions. All leases are classified as operating leases. The Company’s leases have remaining terms of less than one year to ten years and contain various renewal options. The period which is subject to an option to extend the lease is included in the lease term if it is reasonably certain that the option will be exercised. Options to extend are reviewed within two years of the option date.

Rent expense totaled $4.6 million in First Quarter 2019 and includes operating lease expense, of $2.6 million, as well as expenses for variable lease payments that do not depend on a rate or index, including items such as CAM and real estate taxes for the Company's real estate leases, in the amounts of $2.0 million. Short-term lease cost was not material for First Quarter 2019.

Supplemental balance sheet information related to operating leases are as follows:

13 Weeks Ended
(in thousands)	May 3, 2019
Operating lease right-of-use asset	$29,327
Lease liability - current	8,786
Lease liability - long-term	24,772
Weighted average remaining lease term in years	7.1
Weighted average discount rate	6.07%

Supplemental cash flow information related to operating leases are as follows:

(in thousands)	May 3, 2019
Operating cash flows from operating leases	2,352

Maturities of operating lease liabilities as of May 3, 2019 are as follows (in thousands):

2019, excluding the quarter ended May 3, 2019	$8,477
2020	6,339
2021	5,139
2022	4,397
2023	3,618
Thereafter	14,519
Total operating lease payments	$42,489
Less imputed interest	8,931
Present value of lease liabilities	$33,558

Total future commitments under the Company’s operating leases as of February 1, 2019 were as follows for the fiscal years ending (in thousands). The table was updated from the version previously included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2019 within the Notes to Consolidated Financial Statements to adjust for certain inconsistencies that management identified in First Quarter 2019 during the implementation of ASC 842, Leases. Specifically, the Company corrected the schedule to include additional lease commitments for lease contracts signed in Fiscal 2018, with commencement dates in Fiscal 2019:

2019	$10,851
2020	6,338
2021	4,873
2022	3,828
2023	2,839
Thereafter	10,590
Total minimum payments required	$39,319

During First Quarter 2019, the Company took possession of several retail spaces that resulted in increases in Operating lease right-of-use asset of $3.4 million, Lease liability - current of $0.3 million and Lease liability - long-term of $3.4 million. Between the end of First Quarter 2019 and the filing of Form 10-Q, the Company entered into one additional lease that will likely commence in Second Quarter 2019.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. See "Cautionary Statements Concerning Forward-Looking Statements" below and "Item 1A. Risk Factors" in our Annual Report filed on Form 10-K for the year ended February 1, 2019 and "Part II, Item 1A Risk Factors" of this Quarterly Report on Form 10-Q, for a discussion of the uncertainties, risks and assumptions associated with these statements.

As used in this Quarterly Report on Form 10-Q, references to the "Company", "Lands' End", "we", "us", "our" and similar terms refer to Lands' End, Inc. and its subsidiaries. Our fiscal year ends on the Friday preceding the Saturday closest to January 31. Other terms that are commonly used in this Quarterly Report on Form 10-Q are defined as follows:

•ABL Facility -Asset-based senior secured credit agreements, dated as of November 16, 2017, with Wells Fargo Bank, N.A. and certain other lenders
•Company Operated stores - Lands' End retail stores in the Retail channel
•Debt Facilities - Collectively, the ABL Facility and the Term Loan Facility
•ERP - Enterprise resource planning software solutions
•ESL - ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert
•Fiscal 2019 - The fifty-two weeks ending January 31, 2020
•GAAP - Accounting principles generally accepted in the United States
•Lands' End Shops at Sears - Lands' End shops operated within Sears stores
•LIBOR - London inter-bank offered rate
•Sears Holdings or Sears Holdings Corporation - Sears Holdings Corporation, a Delaware corporation, and its consolidated subsidiaries
•SEC - United States Securities and Exchange Commission
•Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders
•Term Loan Facility - Term loan credit agreements, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders
•First Quarter 2019 - The thirteen weeks ended May 3, 2019
•First Quarter 2018 - The thirteen weeks ended May 4, 2018
•UTBs - Gross unrecognized tax benefits
•Year-to-Date 2019 - The thirteen weeks ended May 3, 2019
•Year-to-Date 2018 - The thirteen weeks ended May 4, 2018

Executive Overview
Description of the Company
Lands' End, Inc. is a leading multi-channel retailer of casual clothing, accessories and footwear, as well as home products. We offer products online at www.landsend.com, international websites, on third party online marketplaces, and through retail locations. We are a classic American lifestyle brand with a passion for delivering quality products, legendary service and value to our customers and we seek to deliver timeless style for women, men, kids and the home.

Lands’ End was founded in 1963 by Gary Comer and his partners to sell sailboat hardware and equipment by catalog. While our product focus has shifted significantly over the years, we have continued to adhere to our founder’s motto as one of our guiding principles: "Take care of the customer, take care of the employee and the rest will take care of itself."

As the Company evolves our multi-channel strategy, and in conjunction with the accelerated closures of Lands' End Shops at Sears, during Fiscal 2018 we determined it was more appropriate to combine the previously disclosed external reportable segments of Direct and Retail, into one combined external reportable segment as it more closely represents how we are managing the Company. We identify our operating segments according to how our business activities are managed and evaluated. Our operating segments consist of U.S. eCommerce, Retail, Outfitters, Europe eCommerce and Japan eCommerce. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one external reportable segment.
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
Seasonality
We experience seasonal fluctuations in our net revenue and operating results and historically have realized a significant portion of our net sales and earnings for the year during our fourth fiscal quarter. We generated an average of 35.1% of our Net revenue in the fourth fiscal quarter of the past three years. Thus, lower than expected fourth quarter net revenue could have an adverse impact on our annual operating results.
Working capital requirements typically increase during the second and third quarter of the fiscal year as inventory builds to support peak shipping/selling period and, accordingly, typically decrease during the fourth quarter of the fiscal year as inventory is shipped/sold. Cash provided by operating activities is typically higher in the fourth quarter of the fiscal year due to reduced working capital requirements during that period.

Results of Operations
The following table sets forth, for the periods indicated, selected income statement data:

	13 Weeks Ended
	May 3, 2019		May 4, 2018
(in thousands)	$'s	% of Net revenue	$’s	% of Net revenue
Net revenue	$262,433	100.0%	$299,825	100.0%
Cost of sales (excluding depreciation and amortization)	142,559	54.3%	166,800	55.6%
Gross profit	119,874	45.7%	133,025	44.4%
Selling and administrative	116,844	44.5%	124,000	41.4%
Depreciation and amortization	7,618	2.9%	6,161	2.1%
Other operating expense, net	148	0.1%	337	0.1%
Operating income	(4,736)	(1.8)%	2,527	0.8%
Interest expense	7,834	3.0%	6,912	2.3%
Other (income) expense, net	(867)	(0.3)%	3,864	1.3%
Loss before income taxes	(11,703)	(4.5)%	(8,249)	(2.8)%
Income tax benefit	(4,885)	(1.9)%	(5,619)	(1.9)%
NET LOSS	$(6,818)	(2.6)%	$(2,630)	(0.9)%

Depreciation and amortization is not included in our cost of sales because we are a reseller of inventory and do not believe that including depreciation and amortization is meaningful. As a result, our gross margins may not be comparable to other entities that include depreciation and amortization related to the sale of their product in their gross margin measure.
Net Income (Loss) and Adjusted EBITDA

We recorded a Net loss of $6.8 million in First Quarter 2019 compared to a Net loss of $2.6 million in the First Quarter 2018. In addition to our Net loss determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted EBITDA measurement. Adjusted EBITDA is computed as Net loss appearing on the Condensed Consolidated Statements of Operations net of Income tax benefit, Interest expense, Depreciation and amortization, and certain significant items set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our businesses for comparable periods, and as an executive compensation metric. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.

While Adjusted EBITDA is a non-GAAP measurement, management believes that it is an important indicator of operating performance, and is useful to investors, because:

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

◦	Gain or loss on property and equipment - management considers the gains or losses on asset valuation, including impairments, to result from investing decisions rather than ongoing operations.

	13 Weeks Ended
	May 3, 2019		May 4, 2018
(in thousands)	$’s	% of Net revenue	$’s	% of Net revenue
Net loss	$(6,818)	(2.6)%	$(2,630)	(0.9)%
Income tax benefit	(4,885)	(1.9)%	(5,619)	(1.9)%
Other (income) expense, net	(867)	(0.3)%	3,864	1.3%
Interest expense	7,834	3.0%	6,912	2.3%
Operating (loss) income	(4,736)	(1.8)%	2,527	0.8%
Depreciation and amortization	7,618	2.9%	6,161	2.1%
Other Operating Expense	203	0.1%	1	—%
(Gain) loss on property and equipment	(55)	—%	336	0.1%
Adjusted EBITDA	$3,030	1.2%	$9,025	3.0%

In assessing the operational performance of our business, we consider a variety of financial measures. We operate in three channels: eCommerce, Outfitters, and Retail. A key measure in the evaluation of our business is revenue performance by channel. We also consider gross margin and Selling and administrative expenses in evaluating the performance of our business.
To evaluate revenue performance for the eCommerce and Outfitters channels we use Net revenue. For our Retail channel, we use Company Operated stores sales as a key measure in evaluating performance. A store is included in Same Store Sales calculations when it has been open for at least 15 full months and selling square footage has not changed by 15% or more within the past year. Online sales and sales generated through our in-store web portal are considered revenue in our eCommerce channel and are excluded from Same Store Sales.
Discussion and Analysis

First Quarter 2019 compared with First Quarter 2018

Net Revenue

Net revenue for First Quarter 2019 was $262.4 million, compared with $299.8 million in the comparable period of the prior year, a decrease of $37.4 million, or 12.5%. Sales growth in our eCommerce channel of 5.1% was more than offset by decreases in our Outfitters and Retail channels of 42.3% and 60.5% respectively.

eCommerce Net revenue was $208.9 million for First Quarter 2019, an increase of $10.1 million or 5.1%, from the comparable period of the prior year. The increase in the eCommerce channel was primarily attributable to the growth in the U.S. eCommerce business driven by the focus on key items, such as knit tops and bottoms, in our product assortment, and continued growth in new customers.

Outfitters Net revenue was $43.1 million for First Quarter 2019 a decrease of $31.5 million or 42.3%, from the comparable period of the prior year. The decrease in Outfitters was largely attributable to the Delta Air Lines launch which concluded in the second quarter of Fiscal 2018.

Retail Net revenue was $10.4 million in First Quarter 2019, a decrease of $16.0 million or 60.5%, from the comparable period of the prior year, primarily driven by a significant reduction in the number of our Lands' End Shops at Sears locations. Our U.S. Company Operated stores experienced an increase of 12.0% in Same Store Sales. Consolidated Same Store Sales decreased 7.0% as compared to the same period of the prior year driven by the decrease of 19.5% in Same Store Sales in our Lands’ End Shops at Sears. On May 3, 2019, the Company had 39 Lands’ End Shops at Sears and 21 Company Operated stores compared with 159 Lands’ End Shops at Sears and 14 Company Operated stores on May 4, 2018.

Gross Profit

Gross profit decreased $13.2 million to $119.9 million, primarily due to the impact of the Delta Air Lines launch in the First Quarter 2018 and fewer Lands' End Shops at Sears, offset by the growth in our eCommerce business. Gross margin increased to 45.7%, in First Quarter 2019, compared with gross margin of 44.4%, in First Quarter 2018. The gross margin increase of approximately 130 basis points was primarily related to the inclusion of the lower margin Delta Air Lines launch in the same period last year combined with improvement in inventory management driving increased efficiencies and better full price selling mix.

Selling and Administrative Expenses

Selling and administrative expenses decreased $7.2 million to $116.8 million, primarily due to the decrease in number of Lands' End Shops at Sears locations and the non-recurrence of expenses associated with the Delta Air Lines launch. Selling and administrative expenses increased approximately 310 basis points to 44.5% of total Net revenue, in First Quarter 2019, compared with $124.0 million, or 41.4% of Net revenue, in First Quarter 2018. The basis point increase reflects deleverage primarily related to the Delta Air Lines launch last year.

Depreciation and Amortization

Depreciation and amortization expense was $7.6 million in First Quarter 2019, an increase of $1.5 million or 23.6%, compared with $6.2 million in First Quarter 2018, primarily attributable to an increase in depreciation associated with our multi-year ERP system implementation and continued investment in our digital infrastructure.

Other Operating (Income) Expense, Net

Other operating expense was $0.1 million in First Quarter 2019 compared to other operating expense of $0.3 million in First Quarter 2018.

Operating Income (Loss)

Operating loss was $4.7 million in First Quarter 2019 compared to $2.5 million in First Quarter 2018 primarily due to a decline in revenue and cost leverage from the Delta Air Lines launch partially offset by the growth in the eCommerce business.

Interest Expense

Interest expense was $7.8 million in First Quarter 2019 compared to $6.9 million in First Quarter 2018, reflective of a rising interest rate environment.

Other Expense (Income), Net

Other expense, net was $0.9 million in First Quarter 2019 compared to other income, net of $3.9 million in First Quarter 2018. The lower expense was driven by the prior year impact for the reversal of UTBs and related accrued interest resulting from favorable state tax audit settlements.

Income Tax Benefit

The Company recorded a tax benefit at an overall effective tax rate of 41.7% and 68.1% for First Quarter 2019 and First Quarter 2018, respectively. The tax rate for First Quarter 2019 is the result of the Company’s election to treat certain foreign entities as a U.S. branch. The tax rate for First Quarter 2018 reflects the reversal of UTBs due to favorable state tax audit settlements for periods prior to the Separation.

Net Income (Loss)

As a result of the above factors, Net loss was $6.8 million and diluted loss per share was $0.21 in First Quarter 2019 compared with a Net loss of $2.6 million and diluted loss per share of $0.08 in First Quarter 2018.

Adjusted EBITDA

As a result of the above factors, Adjusted EBITDA was $3.0 million in First Quarter 2019 as compared to $9.0 million in First Quarter 2018.

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
Description of Material Indebtedness
Debt Arrangements
On November 16, 2017, the Company entered into the ABL Facility, which provides for maximum borrowings of $175.0 million for the Company, subject to a borrowing base. The ABL Facility has a letter of credit sub-limit of $70.0 million. The ABL Facility is available for working capital and other general corporate purposes and, as of May 3, 2019, was undrawn other than for $11.2 million in outstanding letters of credit. Upon entering into the ABL Facility, the Company incurred $1.5 million in debt origination fees. The fees were capitalized as debt issuance costs and are being amortized as an adjustment to Interest expense over the remaining life of the Debt Facilities.
On April 4, 2014, Lands’ End entered into the Term Loan Facility of $515.0 million, the proceeds of which were used to pay a dividend of $500.0 million to a subsidiary of Sears Holdings Corporation immediately prior to the Separation and to pay fees and expenses associated with the Debt Facilities at that time of approximately $11.4 million, with the remaining proceeds used for general corporate purposes. In First Quarter 2019, Lands’ End made a $100 million voluntary prepayment on the Term Loan from excess cash on hand. The fees were capitalized as debt issuance costs and are being amortized as an adjustment to Interest expense over the remaining life of the Debt Facilities.
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
The Term Loan Facility is also secured by a first priority security interest in certain property and assets of the borrowers and guarantors, including certain fixed assets and stock of subsidiaries. The ABL Facility is also secured by a second priority security interest in the same collateral.

Interest; Fees
The interest rates per annum applicable to the loans under the Debt Facilities are based on a fluctuating rate of interest measured by reference to, at the borrowers’ election, either (i) an adjusted LIBOR rate plus a borrowing margin, or (ii) an alternative base rate plus a borrowing margin. The borrowing margin is fixed for the Term Loan Facility at 3.25% in the case of LIBOR loans and 2.25% in the case of base rate loans. For the Term Loan Facility, LIBOR is subject to a 1% interest rate floor. The borrowing margin for the ABL Facility is subject to adjustment based on the average excess availability under the ABL Facility for the preceding fiscal quarter. In the case of LIBOR borrowings this adjustment will range from 1.25% to 1.75% for the ABL Facility. Base rate borrowings will range from 0.50% to 1.00% for the ABL Facility.
Customary agency fees are payable in respect of the Debt Facilities. The ABL Facility fees also include (i) commitment fees in an amount equal to 0.25% of the daily unused portions of the ABL Facility and (ii) customary letter of credit fees.
Representations and Warranties; Covenants
Subject to specified exceptions, the Debt Facilities contain various representations and warranties and restrictive covenants that, among other things, restrict the ability of Lands’ End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the ABL Facility falls below the greater of 10% of the loan cap amount or $15.0 million, Lands’ End will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Debt Facilities do not otherwise contain financial maintenance covenants. The Company was in compliance with all financial covenants related to the Debt Facilities as of May 3, 2019.
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
Cash Flows from Operating Activities
Net cash used in operating activities decreased to $36.3 million in the Year-to-Date 2019 from a net cash use of $41.2 million in the Year-to-Date 2018, primarily driven by improved working capital.
Cash Flows from Investing Activities
Net cash used in investing activities was $15.0 million and $10.7 million for Year-to-Date 2019 and Year-to-Date 2018, respectively. Cash used in investing activities for both periods was primarily used for investments to update our information technology infrastructure and property and equipment.

For Fiscal 2019, we plan to invest a total of approximately $40.0 million in capital expenditures for strategic investments and infrastructure, primarily associated with our ERP investment, other technology investments and general corporate needs.
Cash Flows from Financing Activities
Net cash used in financing activities was $102.0 million and $1.9 million for Year-to-Date 2019 and Year-to-Date 2018, respectively, consisting primarily of a $100 million voluntary prepayment of our Term Loan Facility as well as quarterly scheduled payments.

Contractual Obligations and Off-Balance-Sheet Arrangements
There have been no material changes to our contractual obligations and off-balance-sheet arrangements as discussed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2019. During First Quarter 2019, Lands' End made a $100 million voluntary prepayment on the Term Loan Facility, from excess cash on hand.
Financial Instruments with Off-Balance-Sheet Risk
On November 16, 2017, the Company entered into the ABL Facility, which provides for maximum borrowings of $175.0 million for the Company, subject to a borrowing base. The ABL Facility has a letter of credit sub-limit of $70.0 million and will mature no later than November 16, 2022, subject to customary extension provisions provided for therein. The ABL Facility is available for working capital and other general corporate purposes and was undrawn at May 3, 2019, other than for $11.2 million in outstanding letters of credit.

Application of Critical Accounting Policies and Estimates
We believe that the assumptions and estimates associated with revenue, inventory valuation, goodwill and intangible asset impairment assessments and income taxes have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
For a complete discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended February 1, 2019, and Note 2, Recent Accounting Pronouncements. There have been no significant changes in our critical accounting policies or their application since February 1, 2019.

Recent Accounting Pronouncements
See Part I, Item 1, Note 2, Recent Accounting Pronouncements, of the Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document contains forward-looking statements. Forward-looking statements reflect our current views with respect to, among other things, future events and performance. These statements may discuss, among other things, our net sales, gross margin, operating expenses, operating income, net income, cash flow, financial condition, impairments, expenditures, growth, strategies, plans, achievements, dividends, capital structure, organizational structure, future store openings, market opportunities and general market and industry conditions. We generally identify forward-looking statements by words such as "anticipate," "estimate," "expect," "intend," "project," "plan," "predict," "believe," "seek," "continue," "outlook," "may," "might," "will," "should," "can have," "likely" or the negative version of these words or comparable words. Forward-looking statements are based on beliefs and assumptions made by management using currently available information. These statements are only predictions and are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties. If one or more of these risks or uncertainties materialize, or if management’s underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include those risks, uncertainties and factors discussed in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended February 1, 2019, as modified by "Part II, Item 1A Risk Factors" of this Quarterly Report on Form 10-Q. Forward-looking statements speak only as of the date on which they are made. We expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable securities laws and regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in currency rates. A significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of May 3, 2019, we had $12.6 million of cash denominated in foreign currencies, principally in British Pound Sterling, Euros and Yen. We do not enter into financial instruments for trading purposes or hedging and have not used any derivative financial instruments. We do not consider our foreign earnings to be permanently reinvested.
We are subject to interest rate risk with the Term Loan Facility and the ABL Facility, as both require the Company to pay interest on outstanding borrowings at variable rates. Each one percentage point change in interest rates associated with the Term Loan Facility would result in a $3.9 million change in our annual cash interest expenses. Assuming our ABL Facility was fully drawn to a principal amount equal to $175.0 million, each one percentage point change in interest rates would result in a $1.8 million change in our annual cash interest expense.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based on their evaluation for the period covered by this Quarterly Report on Form 10-Q, Lands’ End’s Chief Executive Officer and President and Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer have concluded that, as of May 3, 2019, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by Rules 13a-15 under the Exchange Act during the First Fiscal Quarter Ended May 3, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Index of Exhibits

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended February 1, 2019, which was filed with the SEC on March 28, 2019.

Index of Exhibits

ITEM 6. EXHIBITS

3.1
Amended and Restated Certificate of Incorporation of Lands' End, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Lands’ End, Inc. on March 20, 2014 (File No. 001-09769)).

3.2	Amended and Restated Bylaws of Lands' End, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on April 8, 2014 (File No. 001-09769)).

10.1	Lands' End, Inc. Amended and Restated 2017 Stock Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Lands' End, Inc. on May 13, 2019 (File No. 001-09769)).

10.2	Executive Severance Agreement dated and effective as of January 27, 2016 between Lands' End, Inc. and its affiliates and subsidiaries and James Gooch.*

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lands’ End, Inc.
(Registrant)

Dated: June 4, 2019

By:	/s/ James F. Gooch
James F. Gooch
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)