Form 10-Q
period 2019-08-02
LANDS' END, INC.
filed 2019-09-05
CIK 799288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 2, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
As of September 4, 2019 the registrant had 32,369,978 shares of common stock, $0.01 par value, outstanding.

LANDS’ END, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED AUGUST 2, 2019

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LANDS’ END, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(in thousands, except per share data)	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
Net revenue	$298,267	$307,945	$560,700	$607,770
Cost of sales (excluding depreciation and amortization)	169,182	171,179	311,741	337,979
Gross profit	129,085	136,766	248,959	269,791

Selling and administrative	122,260	129,041	239,104	253,041
Depreciation and amortization	7,408	6,897	15,026	13,058
Other operating (income) expense, net	(22)	(47)	126	290
Operating (loss) income	(561)	875	(5,297)	3,402
Interest expense	6,235	7,001	14,069	13,913
Other (income) expense, net	(608)	(412)	(1,475)	3,452
Loss before income taxes	(6,188)	(5,714)	(17,891)	(13,963)
Income tax benefit	(3,174)	(429)	(8,059)	(6,048)
NET LOSS	$(3,014)	$(5,285)	$(9,832)	$(7,915)
NET LOSS PER COMMON SHARE
Basic:	$(0.09)	$(0.16)	$(0.30)	$(0.25)
Diluted:	$(0.09)	$(0.16)	$(0.30)	$(0.25)

Basic weighted average common shares outstanding	32,368	32,212	32,314	32,168
Diluted weighted average common shares outstanding	32,368	32,212	32,314	32,168

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.
Condensed Consolidated Statements of Comprehensive Operations
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(in thousands)	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
NET LOSS	$(3,014)	$(5,285)	$(9,832)	$(7,915)
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(2,234)	(1,540)	(2,468)	(3,176)
COMPREHENSIVE LOSS	$(5,248)	$(6,825)	$(12,300)	$(11,091)

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share data)	August 2, 2019	August 3, 2018	February 1, 2019
ASSETS
Current assets
Cash and cash equivalents	$82,616	$194,391	$193,405
Restricted cash	1,826	1,953	1,948
Accounts receivable, net	24,632	25,925	34,549
Inventories, net	405,793	349,597	321,905
Prepaid expenses and other current assets	39,391	40,967	36,574
Total current assets	554,258	612,833	588,381
Property and equipment, net	153,933	142,261	149,894
Operating lease right-of-use asset	28,980	—	—
Goodwill	110,000	110,000	110,000
Intangible asset, net	257,000	257,000	257,000
Other assets	5,333	8,349	5,636
TOTAL ASSETS	$1,109,504	$1,130,443	$1,110,911
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$230,158	$186,207	$123,827
Lease liability - current	6,997	—	—
Other current liabilities	92,957	91,747	117,424
Total current liabilities	330,112	277,954	241,251
Long-term debt, net	380,555	484,350	482,453
Lease liability - long-term	26,911	—	—
Long-term deferred tax liabilities	55,516	58,420	58,670
Other liabilities	4,145	10,494	5,826
TOTAL LIABILITIES	797,239	831,218	788,200
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 authorized: 480,000,000 shares; issued and outstanding: 32,369,978, 32,212,290 and 32,220,080, respectively	324	320	320
Additional paid-in capital	356,324	349,338	352,733
Accumulated deficit	(28,732)	(36,665)	(17,159)
Accumulated other comprehensive loss	(15,651)	(13,768)	(13,183)
Total stockholders’ equity	312,265	299,225	322,711
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,109,504	$1,130,443	$1,110,911

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	26 Weeks Ended
(in thousands)	August 2, 2019	August 3, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,832)	$(7,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,026	13,058
(Gain) loss on property and equipment	(141)	284
Amortization of debt issuance costs	864	965
Stock-based compensation	4,303	2,696
Noncash lease impacts	830	—
Deferred income taxes	(1,877)	128
Change in operating assets and liabilities:
Inventories	(86,350)	(20,223)
Accounts payable	111,427	33,678
Other operating assets	6,358	18,545
Other operating liabilities	(23,570)	(16,384)
Net cash provided by operating activities	17,038	24,832
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(24,843)	(22,203)
Net cash used in investing activities	(24,843)	(22,203)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on term loan facility	(102,575)	(2,575)
Payments of employee withholding taxes on share-based compensation	(708)	(533)
Net cash used in financing activities	(103,283)	(3,108)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	177	(1,114)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(110,911)	(1,593)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	195,353	197,937
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$84,442	$196,344
SUPPLEMENTAL CASH FLOW DATA
Unpaid liability to acquire property and equipment	$5,222	$4,990
Income taxes paid, net of refunds	$3,036	$1,349
Interest paid	$12,702	$12,938

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS' END, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Common Stock Issued		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands except share data)	Shares	Amount
Balance at February 1, 2019	32,220,080	$320	$352,733	$(17,159)	$(13,183)	$322,711
Net loss	—	—	—	(6,818)	—	(6,818)
Cumulative translation adjustment, net of tax	—	—	—	—	(234)	(234)
Change in accounting principle related to lease accounting	—	—	—	(1,741)	—	(1,741)
Stock-based compensation expense	—	—	1,974	—	—	1,974
Vesting of restricted shares	185,052	4	(4)	—	—	—
Restricted stock shares surrendered for taxes	(41,912)	—	(687)	—	—	(687)
Balance at May 3, 2019	32,363,220	$324	$354,016	$(25,718)	$(13,417)	$315,205
Net loss	—	$—	$—	$(3,014)	$—	$(3,014)
Cumulative translation adjustment, net of tax	—		$—	$—	$(2,234)	$(2,234)
Stock-based compensation expense	—	$—	$2,329	$—	$—	$2,329
Vesting of restricted shares	9,096	$—	$—	$—	$—	$—
Restricted stock shares surrendered for taxes	(2,338)	$—	$(21)	$—	$—	$(21)
Balance at August 2, 2019	32,369,978	$324	$356,324	$(28,732)	$(15,651)	$312,265

	Common Stock Issued		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands except share data)	Shares	Amount
Balance at February 2, 2018	32,101,793	$320	$347,175	$(29,810)	$(10,592)	$307,093
Net loss	—	—	—	(2,630)	—	(2,630)
Cumulative translation adjustment, net of tax	—	—	—	—	(1,636)	(1,636)
Change in accounting principle related to revenue recognition	—	—	—	1,060	—	1,060
Stock-based compensation expense	—	—	967	—	—	967
Vesting of restricted shares	132,620	—	—	—	—	—
Restricted stock shares surrendered for taxes	(26,295)	—	—	—	—	—
Balance at May 4, 2018	32,208,118	$320	$348,142	$(31,380)	$(12,228)	$304,854
Net loss	—	$—	$—	$(5,285)	$—	$(5,285)
Cumulative translation adjustment, net of tax	—	$—	$—	$—	$(1,540)	$(1,540)
Stock-based compensation expense	—	$—	$1,730	$—	$—	$1,730
Vesting of restricted shares	6,173	$—	$—	$—	$—	$—
Restricted stock shares surrendered for taxes	(2,001)	$—	$(534)	$—	$—	$(534)
Balance at August 3, 2018	32,212,290	$320	$349,338	$(36,665)	$(13,768)	$299,225

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BACKGROUND AND BASIS OF PRESENTATION
Description of Business
Lands' End, Inc. ("Lands' End" or the "Company") is a leading multi-channel retailer of casual clothing, accessories and footwear as well as home products. The Company offers products online at www.landsend.com, international websites, on third party online marketplaces, and through retail locations.
Terms that are commonly used in the Company's notes to Condensed Consolidated Financial Statements are defined as follows:
• ABL Facility - Asset-based senior secured credit agreements, dated as of November 16, 2017, with Wells Fargo Bank, N.A. and certain other lenders
• Adjusted EBITDA - Net loss net of Income tax benefit, Other income (expense), net, Interest expense, Depreciation and amortization and certain significant items
• ASC - FASB Accounting Standards Codification, which serves as the source for authoritative GAAP, as supplemented by rules and interpretive releases by the SEC which are also sources of authoritative GAAP for SEC registrants
• ASU - FASB Accounting Standards Update
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
• Second Quarter 2018 - The 13 weeks ended August 3, 2018
• Second Quarter 2019 - The 13 weeks ended August 2, 2019

• Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders
• Term Loan Facility - Term loan credit agreements, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders
• Third Quarter 2018 - The 13 weeks ended November 2, 2018
• Third Quarter 2019 - The 13 weeks ended November 1, 2019
• Transform Holdco - Transform Holdco LLC, an affiliate of ESL, which on February 11, 2019 acquired from Sears Holdings substantially all of the go-forward retail footprint, and other assets and component businesses of Sears Holdings as a going concern
• UTBs - Gross unrecognized tax benefits
• Year-to-Date 2018 - The 26 weeks ended August 3, 2018
• Year-to-Date 2019 - The 26 weeks ended August 2, 2019
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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

Leases

In February 2016 the FASB issued ASU 2016-02, Leases (“ASC 842”), which changed how companies account for leases. On February 2, 2019, the Company adopted the guidance using the modified retrospective approach. Lands' End elected the practical expedient package, which among other practical expedients, includes the option to retain the historical classification of leases entered into prior to February 2, 2019. The Company also elected the practical expedient related to lease versus non-lease components, allowing the Company to combine lease and non-lease components as a single lease. Additionally, the Company adopted an optional transition method finalized by the FASB in July 2018 that waives the requirement to apply ASC 842 in the comparative periods presented within the financial statements in the year of adoption.

The Company is a lessee under various lease agreements for its equipment and retail operations. The determination of whether an arrangement contains a lease and the classification of a lease, if applicable, is made at lease possession (date in which the Company takes possession of the asset). At lease possession the Company also measures and recognizes a right-of-use asset, representing the Company’s right to use the underlying asset, and a lease liability, representing the Company’s obligation to make lease payments under the terms of the arrangement. The lease term is defined as the noncancelable portion of the lease term plus any periods covered by an option to extend the lease, if it is reasonably certain that the option will be exercised. For the purposes of recognizing right-of-use assets and lease liabilities associated with the Company’s leases, the Company has elected the practical expedient of not recognizing a right-of-use asset or lease liability for short-term leases, which are leases with a term of twelve months or less. The Company's leases are classified as operating leases, which are included in the Operating lease right-of-use asset, Lease liability - current and Lease liability - long-term on the Company's Condensed Consolidated Balance sheets.

Right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments, over the lease term, as of the possession date. Minimum lease payments include the fixed lease component of the agreement as well as any variable rate payments that depend on an index, initially measured using the index at the lease commencement date. Lease terms may include options to renew. If it is determined the lease will more likely than not be renewed, the right-of-use asset and lease liability for that lease will be adjusted to reflect the updated lease term. The Company does not have any leases with residual value guarantees or restrictions or covenants imposed by the lease.

The Company reviews its long-lived assets, including Operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset group exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposition of the asset, the Company performs an impairment analysis. An impairment charge is recognized to the extent the sum of the estimated discounted future cash flows from the use of the asset is less than the carrying value. This charge is then allocated pro-rata to the assets in the asset group, including the Operating lease right-of-use asset. No assets are written down below their indicated fair value which, for the Operating lease right-of-use assets, can be based on market comparisons of rent.

Due to the absence of an implicit rate in the Company’s lease contracts, the Company estimates its incremental borrowing rate for each lease based on the lease term, lease currency and the Company’s credit spread. The yield curve selected at the lease possession date represents one notch above the Company’s unsecured credit rating, and therefore is considered a close proxy for the incremental borrowing rate the Company would incur for secured debt.

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

See Note 13, Leases for additional disclosures.

NOTE 3. LOSS PER SHARE
The numerator for both basic and diluted EPS is net loss. The denominator for basic EPS is based upon the number of weighted average shares of Lands’ End common stock outstanding during the reporting periods. The denominator for diluted EPS is based upon the number of weighted average shares of Lands' End common stock and common stock equivalents outstanding during the reporting periods using the treasury stock method in accordance with U.S. GAAP. Potentially dilutive securities for the diluted EPS calculations consist of nonvested equity shares of common stock and in-the-money outstanding options where the current stock price exceeds the option strike price, if any, to purchase the Company’s common stock.
The following table summarizes the components of basic and diluted EPS:

	13 Weeks Ended		26 Weeks Ended
(in thousands, except per share amounts)	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
Net loss	$(3,014)	$(5,285)	$(9,832)	$(7,915)

Basic weighted average common shares outstanding	32,368	32,212	32,314	32,168
Dilutive effect of stock awards	—	—	—	—
Diluted weighted average common shares outstanding	32,368	32,212	32,314	32,168

Basic Loss per share	$(0.09)	$(0.16)	$(0.30)	$(0.25)
Diluted Loss per share	$(0.09)	$(0.16)	$(0.30)	$(0.25)
Stock awards are considered anti-dilutive based on the application of the treasury stock method or in the event of a net loss. There were 779,299, 718,266, 779,299 and 718,266 anti-dilutive shares excluded from the diluted weighted average shares outstanding for Second Quarter 2019, Second Quarter 2018, Year-to-Date 2019 and Year-to-Date 2018, respectively.

NOTE 4. OTHER COMPREHENSIVE LOSS
Other comprehensive loss encompasses all changes in equity other than those arising from transactions with stockholders and is comprised solely of foreign currency translation adjustments.

	13 Weeks Ended		26 Weeks Ended
(in thousands)	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
Beginning balance: Accumulated other comprehensive loss (net of tax of $3,567, $3,250, $3,505 and $2,816 respectively)	$(13,417)	$(12,228)	$(13,183)	$(10,592)
Other comprehensive income (loss):
Foreign currency translation adjustments (net of tax (benefit) expense of $599, $410, $660 and $844 respectively)	(2,234)	(1,540)	(2,468)	(3,176)
Ending balance: Accumulated other comprehensive loss (net of tax of $4,165, $3,660, $4,165 and $3,660, respectively)	$(15,651)	$(13,768)	$(15,651)	$(13,768)

No amounts were reclassified out of Accumulated other comprehensive income (loss) during any of the periods presented.

NOTE 5. DEBT
The Company's debt consisted of the following:

	August 2, 2019			August 3, 2018		February 1, 2019
(in thousands)	Amount		Rate	Amount	Rate	Amount	Rate
Term Loan Facility, maturing April 4, 2021	$387,963	(1)	5.65%	$493,113	5.34%	$490,538	5.77%
ABL Facility, maturing November 16, 2022	—		—%	—	—%	—	—%
	387,963			493,113		490,538
Less: Current maturities in Other current liabilities	5,150			5,150		5,150
Less: Unamortized debt issuance costs	2,258			3,613		2,935
Long-term debt, net	$380,555			$484,350		$482,453
(1) Reflects voluntary prepayment of $100 million to the Term Loan Facility in First Quarter 2019.

The following table summarizes the Company's borrowing availability under the ABL Facility:

(in thousands)	August 2, 2019	August 3, 2018	February 1, 2019
ABL Facility maximum borrowing	$175,000	$175,000	$175,000
Outstanding letters of credit	9,456	14,862	21,111
Borrowing availability under ABL	$165,544	$160,138	$153,889

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
Representations and Warranties; Covenants
Subject to specified exceptions, the Debt Facilities contain various representations and warranties, and restrictive covenants that, among other things, restrict the ability of Lands’ End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the ABL Facility falls below the greater of 10% of the loan cap amount or $15.0 million, Lands’ End will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Debt Facilities do not otherwise contain financial maintenance covenants. The Company was in compliance with all financial covenants related to the Debt Facilities as of August 2, 2019.
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

ii.
Performance-based stock awards ("Performance Awards") are in the form of restricted stock units and have, in addition to a service requirement, performance criteria that must be achieved for the awards to be earned. For Performance Awards granted in Fiscal 2018 and after, the Target Shares earned can range from 50% to 200% once minimum thresholds have been reached, and depend on the achievement of Adjusted EBITDA and revenue performance measures for the cumulative three-fiscal year performance period beginning in the fiscal year of the grant date. The applicable percentage of the Target Shares, as determined by performance, vest after the completion of the applicable three year performance period, and unearned Target Shares are forfeited. The fair value of the Performance Awards granted in Fiscal 2018 and after are based on the closing price of the Company’s common stock on the grant date. Stock based compensation expense is recognized ratably over the related service period, reduced for estimated forfeitures of those awards not expected to vest due to employee turnover, and adjusted based on the Company's estimate of the percentage of the aggregate Target Shares expected to be earned. Based on performance to date, the Company is currently accruing for Performance Awards based on a 100% payout, which is reflected in the financial information below.

iii.
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

The following table provides a summary of the Company's stock-based compensation expense, which is included in Selling and administrative expense in the Condensed Consolidated Statements of Operations:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
Deferred Awards	$1,531	$1,231	$2,896	$1,940
Performance Awards	611	312	1,033	382
Option Awards	187	187	374	374
Total stock-based compensation expense	$2,329	$1,730	$4,303	$2,696
The following table provides a summary of the Deferred Awards activity for Year-to-Date 2019:

	Deferred Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of February 1, 2019	594	$21.96
Granted	412	15.71
Vested	(194)	22.27
Forfeited or expired	(32)	21.13
Unvested as of August 2, 2019	780	18.57

Total unrecognized stock-based compensation expense related to unvested Deferred Awards was approximately $10.3 million as of August 2, 2019, which is expected to be recognized ratably over a weighted average period of 2.0 years. Deferred Awards granted to employees during Fiscal 2019 generally vest ratably over a period of three years.
The following table provides a summary of the Performance Awards activity for Year-to-Date 2019:

	Performance Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of February 1, 2019	176	$21.93
Granted	265	15.73
Vested	—	—
Forfeited or expired	(13)	19.58
Unvested as of August 2, 2019	428	18.18

Total unrecognized stock-based compensation expense related to unvested Performance Awards was approximately $5.2 million as of August 2, 2019, which is expected to be recognized ratably over a weighted average period of 2.3 years. Performance Awards granted to employees during Fiscal 2019 vest, if earned, after completion of the applicable three-year performance period.

The following table provides a summary of the Options Award activity for Year-to-Date 2019:

	Option Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of February 1, 2019	257	$8.73
Granted	—	—
Vested	(86)	8.73
Forfeited or expired	—	—
Unvested as of August 2, 2019	171	8.73

Total unrecognized stock-based compensation expense related to unvested Option Awards was approximately $1.2 million as of August 2, 2019, which is expected to be recognized ratably over a weighted average period of 1.6 years. The Option Awards have a life of ten years and vest ratably over the first four years. The fair value of each Option Award was estimated on the grant date using the Black-Scholes option pricing model. As of August 2, 2019, 171,568 shares related to Option Awards were exercisable. No options have been exercised as of August 2, 2019.

NOTE 7. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
Restricted cash is reflected on the Condensed Consolidated Balance Sheets at fair value. The fair value of restricted cash was $1.8 million, $2.0 million and $1.9 million as of August 2, 2019, August 3, 2018 and February 1, 2019, respectively based on Level 1 inputs. Restricted cash amounts are valued based upon statements received from financial institutions.
The carrying amount of the Company's Cash and cash equivalents, Accounts receivable, Accounts payable and Other current liabilities approximate their fair value as recorded due to the short-term maturity of these instruments.
Carrying values and fair values of long-term debt, including the short-term portion, in the Condensed Consolidated Balance Sheets are as follows:

	August 2, 2019		August 3, 2018		February 1, 2019
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including short-term portion and debt issuance costs	$387,963	$377,779	$493,113	$476,470	$490,538	$460,493
Long-term debt, including short-term portion was valued utilizing Level 2 valuation techniques based on the closing inactive market bid price on August 2, 2019, August 3, 2018, and February 1, 2019. There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis as of August 2, 2019, August 3, 2018, and February 1, 2019.

NOTE 8. INCOME TAXES

Provision for Income Taxes

The Company recorded an income tax benefit for the Second Quarter 2019 and Year-to-Date 2019 of 51.3% and 45.0%, respectively. This compares to 7.5% and 43.3% for Second Quarter 2018 and Year-to-Date 2018

respectively. The difference between current year and prior year is the result of the Company’s election to treat certain foreign entities as a U.S. branch.

NOTE 9. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company is party to various claims, legal proceedings and investigations arising in the ordinary course of business. Some of these actions involve complex factual and legal issues and are subject to uncertainties. At this time, the Company is not able to either predict the outcome of these legal proceedings or reasonably estimate a potential range of loss with respect to the proceedings. While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on results of operations, cash flows or financial position.

NOTE 10. RELATED PARTY TRANSACTIONS
According to statements on Schedule 13D filed with the SEC by ESL, ESL beneficially owns significant portions of both the Company's and Sears Holdings Corporation's outstanding shares of common stock. Therefore, Sears Holdings Corporation, the Company's former parent company, is considered a related party.
On February 11, 2019 Transform Holdco acquired from Sears Holdings substantially all of the go-forward retail footprint, and other assets and component businesses of Sears Holdings as a going concern. The Company believes that ESL holds a significant portion of the membership interest of Transform Holdco and therefore considers that entity to be a related party as well.
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
The components of the transactions between the Company and Sears Holdings or Transform Holdco, which exclude pass-through payments to or from third parties, are as follows:

Lands’ End Shops at Sears
Related party costs charged by Sears Holdings or Transform Holdco to the Company related to Lands’ End Shops at Sears are as follows:

	13 Weeks Ended		26 Weeks Ended
(in thousands, except for number of stores)	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
Rent, CAM and occupancy costs	$977	$4,027	$2,083	$8,521
Retail services, store labor	871	3,723	1,858	7,853
Financial services and payment processing	75	452	143	841
Supply chain costs	10	106	87	236
Total expenses	$1,933	$8,308	$4,171	$17,451
Number of Lands’ End Shops at Sears at period end	37	147	37	147
General Corporate Services
Related party costs charged by Sears Holdings or Transform Holdco to the Company for general corporate services are as follows:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
Sourcing	$1,386	$1,497	$2,981	$3,314
Shop Your Way	20	215	55	382
Shared services	48	48	95	95
Total expenses	$1,454	$1,760	$3,131	$3,791
Use of Intellectual Property or Services
Related party revenue and costs charged by the Company to and from Sears Holdings or Transform Holdco for the use of intellectual property or services is as follows:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
Lands' End business outfitters revenue	$1	$293	$3	$618
Credit card revenue	81	169	155	322
Royalty income	78	86	101	113
Gift card expense	(3)	(4)	(5)	(8)
Total income	$157	$544	$254	$1,045

Additional Balance Sheet Information

On October 15, 2018, Sears Holdings Corporation and certain of its subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of Title 11 of the United States Code (collectively the “Sears Filing"). Following the Sears Filing, the Company began netting payables due to Sears Holdings or Transform Holdco, as applicable, against receivables due from Sears Holdings or Transform Holdco if and as allowed under its contracts. As a result, receivables and payables have been netted, and are presented as a net receivable balance in Accounts receivable, net in the Condensed Consolidated Balance Sheets.

At August 2, 2019, the Company recorded an Accounts payable, net balance of $0.2 million to Sears Holdings or Transform Holdco in the Condensed Consolidated Balance Sheets. On August 3, 2018 the Company recorded $1.9 million in Accounts receivable, net, to reflect amounts due from Sears Holdings and $2.0 million in Accounts payable to reflect amounts due to Sears Holdings in the Condensed Consolidated Balance Sheets. At February 1, 2019, the Company recorded a $0.1 million net receivable balance from Sears Holdings in Accounts receivable, net in the Consolidated Balance Sheets.

In the Third Quarter 2018, the Company recorded a non-cash charge of $2.6 million in Other expense, net, in its Condensed Statement of Operations to reflect a reserve relating to pre-Separation UTBs (including penalties and interest) for which Sears Holdings Corporation indemnified the Company under a Tax Sharing Agreement entered into in connection with the Separation, the recovery of which had become uncertain as a result of the Sears Filing. Sears Holdings rejected the Tax Sharing Agreement, per an order approved on April 4, 2019. There was not an indemnification receivable as of August 2, 2019 and February 1, 2019.

NOTE 11. SEGMENT REPORTING
The Company is a leading multi-channel retailer of casual clothing, accessories and footwear, as well as home products. Lands' End is growing its multi-channel distribution network which allows the consumer to interact with the Company with a consistent customer experience whether on Company websites, third party marketplaces, at Company Operated stores or other distribution channels. As the Company expands this distribution network, and in conjunction with the accelerated closures of Lands' End Shops at Sears, the historical structure of separate reportable segments for retail stores and direct-to-consumer was no longer representative of the way the current Chief Operating Decision Maker evaluates the business units and allocates resources.
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
Net revenue is presented by product channel in the following table:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
Net revenue:
eCommerce	$218,651	$203,796	$427,552	$402,565
Outfitters	65,452	72,806	108,536	147,410
Retail	14,164	31,343	24,612	57,795
Total net revenue	$298,267	$307,945	$560,700	$607,770

NOTE 12. REVENUE
Revenue includes sales of merchandise and delivery revenue related to merchandise sold. Substantially all of the Company's revenue is recognized when control of product passes to customers, which for the eCommerce and Outfitters channels is when the merchandise is expected to be received by the customer and for the Retail channel is at the time of sale in the store. The Company recognizes revenue, including shipping and handling fees billed to customers, in the amount expected to be received when control of the Company's products transfers to customers, and is presented net of various forms of promotions, which range from contractually-fixed percentage price reductions to sales returns, discounts, and other incentives that may vary in amount. Variable amounts are estimated based on an analysis of historical experience and adjusted as better estimates become available. There were no changes to estimates in Second Quarter 2019.

The Company's revenue is disaggregated by product channel and geographic location. Revenue by product channel is presented in Note 11, Segment Reporting. Revenue by geographic location was:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
Net revenue:
United States	$252,975	$265,998	$469,944	$516,540
Europe	30,296	27,063	61,025	59,233
Asia	11,794	11,471	23,638	24,760
Other	3,202	3,413	6,093	7,237
Total Net revenue	$298,267	$307,945	$560,700	$607,770
Contract Liabilities
Contract liabilities consist of payments received in advance of the transfer of control to the customer. As products are delivered and control transfers, the Company recognizes the deferred revenue in Net revenue in the Condensed Consolidated Statements of Operations. The following table summarizes the deferred revenue associated with payments received in advance of the transfer of control to the customer, which is reported in Other current liabilities in the Condensed Consolidated Balance Sheets, as well as amounts recognized through Net revenue for each period presented. The remainder of deferred revenue as of August 2, 2019 is expected to be recognized in Net revenue in the fiscal quarter ending November 1, 2019, as products are delivered to customers.

	13 Weeks Ended		26 Weeks Ended
(in thousands)	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
Deferred Revenue Beginning of Period	$10,199	$16,062	$9,051	$12,993
Deferred Revenue Recognized in Period	(10,199)	(16,062)	(9,051)	(12,993)
Revenue Deferred in Period	9,411	8,796	9,411	8,796
Deferred Revenue End of Period	$9,411	$8,796	$9,411	$8,796

Revenue from gift cards is recognized when (i) the gift card is redeemed by the customer for merchandise, or (ii) as gift card breakage, an estimate of gift cards which will not be redeemed where the Company does not have a legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions. Gift card breakage is recorded within Net revenue in the Condensed Consolidated Statements of Operations. Prior to their redemption, gift cards are recorded as a liability, included within Other current liabilities in the Condensed Consolidated Balance Sheets. The total contract liability related to gift cards issued was $20.4 million, $16.6 million and $18.2 million as of August 2, 2019, August 3, 2018 and February 1, 2019, respectively. The liability is estimated based on expected breakage that considers historical patterns of redemption. The following table provides the reconciliation of the contract liability related to gift cards:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
Balance as of Beginning of Period	$20,010	$19,290	$18,191	$19,272
Gift cards sold	13,907	9,281	29,024	25,353
Gift cards redeemed	(13,047)	(11,683)	(26,080)	(26,347)
Gift card breakage	(427)	(262)	(692)	(1,652)
Balance as of August 2, 2019	$20,443	$16,626	$20,443	$16,626

Refund Liabilities
Refund liabilities, primarily associated with product sales returns and retrospective volume rebates, represent variable consideration and are estimated and recorded as a reduction to Net revenue based on historical experience. As of August 2, 2019, August 3, 2018 and February 1, 2019, $18.5 million, $18.6 million and $22.2 million, respectively, of refund liabilities, primarily associated with product returns, were reported in Other current liabilities in the Condensed Consolidated Balance Sheets. An asset for product returns is recorded in Prepaid expenses and other current assets in the Condensed Consolidated Balance sheets.

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

Rent expense totaled $2.3 million in the Second Quarter 2019 and includes operating lease expense of $1.8 million, as well as expenses for variable lease payments that do not depend on a rate or index, including items such as CAM and real estate taxes for the Company's real estate leases, in the amounts of $0.4 million. Short-term lease cost was not material for Second Quarter 2019.

Supplemental balance sheet information related to operating leases are as follows:

26 Weeks Ended
(in thousands)	August 2, 2019
Operating lease right-of-use asset	$28,980
Lease liability - current	6,997
Lease liability - long-term	26,911
Weighted average remaining lease term in years	7.25
Weighted average discount rate	6.26%

Supplemental cash flow information related to operating leases are as follows:

13 Weeks Ended
(in thousands)	August 2, 2019
Operating cash outflows from operating leases	2,732

Maturities of operating lease liabilities as of August 2, 2019 are as follows (in thousands):

2019, excluding the 26 weeks ended August 2, 2019	$5,370
2020	6,717
2021	5,527
2022	4,785
2023	4,015
Thereafter	17,164
Total operating lease payments	$43,578
Less imputed interest	9,670
Present value of lease liabilities	$33,908

Total future commitments under the Company’s operating leases as of February 1, 2019 were as follows for the fiscal years ending (in thousands):

2019	$10,851
2020	6,338
2021	4,873
2022	3,828
2023	2,839
Thereafter	10,590
Total minimum payments required	$39,319

The table above was updated from the version previously included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2019 within the Notes to Consolidated Financial Statements to adjust for certain inconsistencies that management identified in First Quarter 2019 during the implementation of ASC 842, Leases. Specifically, the Company corrected the schedule to include additional lease commitments for lease contracts signed in Fiscal 2018, with commencement dates in Fiscal 2019.

During Second Quarter 2019, the Company took possession of a retail space that resulted in increases in Operating lease right-of-use asset of $2.3 million, Lease liability - current of $0.1 million and Lease liability - long-term of $2.8 million. Additionally, the Company entered into several leases where possession of a retail space will occur in Third Quarter 2019.

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
•First Quarter 2019 - The 13 weeks ended May 3, 2019
•Fiscal 2018 - The 52 weeks ended February 1, 2019
•Fiscal 2019 - The 52 weeks ending January 31, 2020
•GAAP - Accounting principles generally accepted in the United States

•Lands' End Shops at Sears - Lands' End shops operated within Sears stores
•LIBOR - London inter-bank offered rate
•Sears Holdings or Sears Holdings Corporation - Sears Holdings Corporation, a Delaware corporation, and its consolidated subsidiaries
•SEC - United States Securities and Exchange Commission
•Second Quarter 2018 - The 13 weeks ended August 3, 2018
•Second Quarter 2019 - The 13 weeks ended August 2, 2019
•Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders
•Term Loan Facility - Term loan credit agreements, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders
•Transform Holdco - Transform Holdco LLC, an affiliate of ESL, which on February 11, 2019 acquired from Sears Holdings substantially all of the go-forward retail footprint, and other assets and component businesses of Sears Holdings as a going concern
• UTBs - Gross unrecognized tax benefits
•Year-to-Date 2018 - The 26 weeks ended August 3, 2018
•Year-to-Date 2019 - The 26 weeks ended August 2, 2019

Executive Overview
Description of the Company
Lands' End, Inc. is a leading multi-channel retailer of casual clothing, accessories and footwear, as well as home products. We offer products online at www.landsend.com, on international websites, third party online marketplaces, and through retail locations. We are a classic American lifestyle brand with a passion for delivering quality products, legendary service and value to our customers and we seek to deliver timeless style for women, men, kids and the home.
Lands’ End was founded in 1963 by Gary Comer and his partners to sell sailboat hardware and equipment by catalog. While our product focus has shifted significantly over the years, we have continued to adhere to our founder’s motto as one of our guiding principles: "Take care of the customer, take care of the employee and the rest will take care of itself."

As the Company evolves its multi-channel strategy, and in conjunction with the accelerated closures of Lands' End Shops at Sears, during Fiscal 2018 we determined it was more appropriate to combine the previously disclosed external reportable segments of Direct and Retail, into one combined external reportable segment as it more closely represents how we are managing the Company. We identify our operating segments according to how our business activities are managed and evaluated. Our operating segments consist of U.S. eCommerce, Retail, Outfitters, Europe eCommerce and Japan eCommerce. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one external reportable segment.
Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared in accordance with GAAP and include the accounts of Lands' End, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.
Related party
Following the Separation, we began operating as a separate, publicly traded company, independent from Sears Holdings. According to statements on Schedule 13D filed with the SEC by ESL, ESL beneficially owned significant portions of both the Company's and Sears Holdings Corporation's outstanding shares of common stock. Therefore Sears Holdings Corporation, the Company's former parent company, is considered a related party both prior to and subsequent to the Separation. On February 11, 2019, Transform Holdco acquired from Sears Holdings substantially all of the go-forward retail footprint, and other assets and component businesses of Sears Holdings as a going concern. We believe that ESL holds a significant portion of the membership interests of Transform Holdco and therefore consider that entity to be a related party as well.
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
Results of Operations
The following table sets forth, for the periods indicated, selected income statement data:

	13 Weeks Ended
	August 2, 2019		August 3, 2018
(in thousands)	$'s	% of Net revenue	$’s	% of Net revenue
Net revenue	$298,267	100.0%	$307,945	100.0%
Cost of sales (excluding depreciation and amortization)	169,182	56.7%	171,179	55.6%
Gross profit	129,085	43.3%	136,766	44.4%
Selling and administrative	122,260	41.0%	129,041	41.9%
Depreciation and amortization	7,408	2.5%	6,897	2.2%
Other operating income, net	(22)	—%	(47)	—%
Operating (loss) income	(561)	(0.2)%	875	0.3%
Interest expense	6,235	2.1%	7,001	2.3%
Other income, net	(608)	(0.2)%	(412)	(0.1)%
Loss before income taxes	(6,188)	(2.1)%	(5,714)	(1.9)%
Income tax benefit	(3,174)	(1.1)%	(429)	(0.1)%
NET LOSS	$(3,014)	(1.0)%	$(5,285)	(1.7)%

	26 Weeks Ended
	August 2, 2019		August 3, 2018
(in thousands)	$'s	% of Net revenue	$’s	% of Net revenue
Net revenue	$560,700	100.0%	$607,770	100.0%
Cost of sales (excluding depreciation and amortization)	311,741	55.6%	337,979	55.6%
Gross profit	248,959	44.4%	269,791	44.4%
Selling and administrative	239,104	42.6%	253,041	41.6%
Depreciation and amortization	15,026	2.7%	13,058	2.1%
Other operating expense, net	126	—%	290	—%
Operating (loss) income	(5,297)	(0.9)%	3,402	0.6%
Interest expense	14,069	2.5%	13,913	2.3%
Other (income) expense, net	(1,475)	(0.3)%	3,452	0.6%
Loss before income taxes	(17,891)	(3.2)%	(13,963)	(2.3)%
Income tax benefit	(8,059)	(1.4)%	(6,048)	(1.0)%
NET LOSS	$(9,832)	(1.8)%	$(7,915)	(1.3)%

Depreciation and amortization is not included in our cost of sales because we are a reseller of inventory and do not believe that including depreciation and amortization is meaningful. As a result, our gross margins may not be comparable to other entities that include depreciation and amortization related to the sale of their product in their gross margin measure.
Net Income (Loss) and Adjusted EBITDA

We recorded a Net loss of $3.0 million in Second Quarter 2019 compared to a Net loss of $5.3 million in the Second Quarter 2018. In addition to our Net loss determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted EBITDA measurement. Adjusted EBITDA is computed as Net loss appearing on the Condensed Consolidated Statements of Operations net of Income tax benefit, Interest expense, Depreciation and amortization, and certain significant items set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our businesses for comparable periods, and as an executive compensation metric. The methods used by the Company to calculate its non-GAAP financial measures may differ significantly from methods used by other companies to compute similar measures. As a result, any non-GAAP financial measures presented herein may not be comparable to similar measures provided by other companies. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.

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

◦	Gain or loss on property and equipment - management considers the gains or losses on asset valuation, including impairments, to result from investing decisions rather than ongoing operations.

	13 Weeks Ended
	August 2, 2019		August 3, 2018
(in thousands)	$’s	% of Net revenue	$’s	% of Net revenue
Net loss	$(3,014)	(1.0)%	$(5,285)	(1.7)%
Income tax benefit	(3,174)	(1.1)%	(429)	(0.1)%
Other (income) expense, net	(608)	(0.2)%	(412)	(0.1)%
Interest expense	6,235	2.1%	7,001	2.3%
Operating (loss) income	(561)	(0.2)%	875	0.3%
Depreciation and amortization	7,408	2.5%	6,897	2.2%
Other operating expense	—	—%	2	—%
(Gain) loss on property and equipment	(22)	—%	(49)	—%
Adjusted EBITDA	$6,825	2.3%	$7,725	2.5%

	26 Weeks Ended
	August 2, 2019		August 3, 2018
(in thousands)	$’s	% of Net revenue	$’s	% of Net revenue
Net loss	$(9,832)	(1.8)%	$(7,915)	(1.3)%
Income tax benefit	(8,059)	(1.4)%	(6,048)	(1.0)%
Other (income) expense, net	(1,475)	(0.3)%	3,452	0.6%
Interest expense	14,069	2.5%	13,913	2.3%
Operating (loss) income	(5,297)	(0.9)%	3,402	0.6%
Depreciation and amortization	15,026	2.7%	13,058	2.1%
Other operating expense	207	—%	184	—%
(Gain) loss on property and equipment	(81)	—%	106	—%
Adjusted EBITDA	$9,855	1.8%	$16,750	2.8%

In assessing the operational performance of our business, we consider a variety of financial measures. We operate in three channels: eCommerce, Outfitters, and Retail. A key measure in the evaluation of our business is revenue performance by channel. We also consider gross margin and Selling and administrative expenses in evaluating the performance of our business.
To evaluate revenue performance for the eCommerce and Outfitters channels we use Net revenue. For our Retail channel, we use Company Operated stores sales as a key measure in evaluating performance. A store is included in Same Store Sales calculations when it has been open for at least 14 months and selling square footage has not changed by 15% or more within the past year. Online sales and sales generated through our in-store web portal are considered revenue in our eCommerce channel and are excluded from Same Store Sales.
Discussion and Analysis

Second Quarter 2019 compared with Second Quarter 2018

Net Revenue

Net revenue for Second Quarter 2019 was $298.3 million, compared with $307.9 million in the comparable period of the prior year, a decrease of $9.7 million, or 3.1%. Sales growth in our eCommerce channel of 7.3% was more than offset by decreases in our Outfitters and Retail channels of 10.1% and 54.8% respectively.

eCommerce Net revenue was $218.7 million for Second Quarter 2019, an increase of $14.9 million or 7.3%, from the comparable period of the prior year. The increase was led by greater demand in key items and new customer acquisitions.

Outfitters Net revenue was $65.5 million for Second Quarter 2019 a decrease of $7.4 million or 10.1%, from the comparable period of the prior year. The decrease in Outfitters was attributable to the impact of the Delta Air Lines launch in the prior year. The decline was partially offset by growth in our school uniform business.

Retail Net revenue was $14.2 million in Second Quarter 2019, a decrease of $17.2 million or 54.8%, from the comparable period of the prior year. This decrease was primarily driven by a significant reduction in the number of our Lands' End Shops at Sears locations. Our U.S. Company Operated stores experienced an increase of 7.5% in Same Store Sales. On August 2, 2019 the Company had 23 Company Operated stores compared with 15 Company Operated stores on August 3, 2018. On August 2, 2019, the Company had 37 Lands’ End Shops at Sears compared with 147 Lands’ End Shops at Sears August 3, 2018.

Gross Profit

Gross profit decreased $7.7 million to $129.1 million primarily due to the impact of the Delta Air Lines launch in the prior year and fewer Lands' End Shops at Sears, partially offset by the growth in our eCommerce channel. Gross margin decreased to 43.3%, in Second Quarter 2019, compared with 44.4%, in Second Quarter 2018. The gross margin decrease of approximately 110 basis points was primarily related to pricing actions taken in response to additional promotional activity throughout the industry.

Selling and Administrative Expenses

Selling and administrative expenses decreased $6.8 million to $122.3 million or 41.0% of total Net revenue, in Second Quarter 2019, compared with $129.0 million or 41.9% of Net revenue, in Second Quarter 2018. This 90 basis point decrease was primarily due to a reduction in the number of Lands' End Shops at Sears locations and efficient management of our variable cost structure.

Depreciation and Amortization

Depreciation and amortization expense was $7.4 million in Second Quarter 2019, an increase of $0.5 million or 7.4%, compared with $6.9 million in Second Quarter 2018. This increase was primarily attributable to depreciation associated with our multi-year ERP system implementation and continued investment in our digital infrastructure.

Other Operating (Income) Expense, Net

Other operating (income) expense, net was insignificant in Second Quarter 2019 and Second Quarter 2018.

Operating (Loss) Income

Operating loss was $0.6 million in Second Quarter 2019 compared to Operating income of $0.9 million in Second Quarter 2018.

Interest Expense

Interest expense was $6.2 million in Second Quarter 2019 compared to $7.0 million in Second Quarter 2018, reflective of the $100 million voluntary prepayment on the term loan, partially offset by increased interest rates.

Other Income

Other income was $0.6 million in Second Quarter 2019 compared to Other income of $0.4 million in Second Quarter 2018.

Income Tax Benefit

The Company recorded a tax benefit at an overall effective tax rate of 51.3% and 7.5% for Second Quarter 2019 and Second Quarter 2018, respectively.  The difference was primarily the result of the Company’s election to treat certain foreign entities as a U.S. branch.

Net Loss

As a result of the above factors, Net loss was $3.0 million and diluted loss per share was $0.09 in Second Quarter 2019 compared with a Net loss of $5.3 million and diluted loss per share of $0.16 in Second Quarter 2018.

Adjusted EBITDA

As a result of the above factors, Adjusted EBITDA was $6.8 million in Second Quarter 2019 as compared to $7.7 million in Second Quarter 2018.

Year-to-Date 2019 compared with Year-to-Date 2018

Net Revenue

Net revenue for Year-to-Date 2019 was $560.7 million, compared with $607.8 million in the comparable period of the prior year, a decrease of $47.1 million, or 7.7%. Sales growth in our eCommerce channel of 6.2% was more than offset by decreases in our Outfitters and Retail channels of 26.4% and 57.4% respectively.

eCommerce Net revenue was $427.6 million for Year-to-Date 2019, an increase of $25.0 million or 6.2%, from the comparable period of the prior year. The increase was primarily attributable to the growth in the U.S. eCommerce business driven by greater demand for key items and growth in new customer acquisitions.

Outfitters Net revenue was $108.5 million for Year-to-Date 2019 a decrease of $38.9 million or 26.4%, from the comparable period of the prior year. The decrease in Outfitters was primarily attributable to the Delta Air Lines launch in the prior year.

Retail Net revenue was $24.6 million in Year-to-Date 2019, a decrease of $33.2 million or 57.4%, from the comparable period of the prior year, primarily driven by a significant reduction in the number of our Lands' End Shops at Sears locations. Our U.S. Company Operated stores experienced an increase of 9.5% in Same Store Sales. On August 2, 2019, the Company had 23 Company Operated stores compared with 15 Company Operated stores on August 3, 2018. On August 2, 2019, the Company had 37 Lands’ End Shops at Sears compared with 147 Lands’ End Shops at Sears on August 3, 2018.

Gross Profit

Gross profit decreased $20.8 million to $249.0 million primarily due to the impact of the Delta Air Lines launch in the prior year and fewer Lands' End Shops at Sears, partially offset by the growth in our eCommerce channel. Gross margin remained approximately flat at 44.4% in Year-to-Date 2019, compared to Year-to-Date 2018.

Selling and Administrative Expenses

Selling and administrative expenses decreased $13.9 million to $239.1 million, or 42.6% of total Net revenue, in Year-to-Date 2019, compared with $253.0 million, or 41.6% of Net revenue, in Year-to-Date 2018. The 100 basis point increase reflects deleverage primarily related to the Delta Air Lines launch in the prior year.

Depreciation and Amortization

Depreciation and amortization expense was $15.0 million in Year-to-Date 2019, an increase of $2.0 million or 15.1%, compared with $13.1 million in Year-to-Date 2018. The increase is primarily attributable to depreciation associated with our multi-year ERP system implementation and continued investment in our digital infrastructure.

Other Operating Expense

Other operating expense was $0.1 million in Year-to-Date 2019 compared to other Operating expense of $0.3 million in Year-to-Date 2018.

Operating (Loss) Income

Operating loss was $5.3 million in Year-to-Date 2019 compared to Operating income of $3.4 million in Year-to-Date 2018 primarily due to the Delta Air Lines launch in the prior year, partially offset by growth in the eCommerce business.

Interest Expense

Interest expense was $14.1 million in Year-to-Date 2019 compared to $13.9 million in Year-to-Date 2018, reflective of the $100 million voluntary prepayment on the term loan, partially offset by increased interest rates.

Other Expense (Income), Net

Other expense, net was $1.5 million in Year-to-Date 2019 compared to Other income, net of $3.5 million in Year-to-Date 2018. The change was driven by the prior year impact of the reversal of UTBs and related accrued interest resulting from favorable state tax audit settlements.

Income Tax Benefit

The effective tax rate was 45.0% in Year-to-Date 2019 compared with 43.3% in Year-to-Date 2018. The difference in the year to date tax rate for 2019 as compared to 2018 was primarily the result of the Company’s election to treat certain foreign entities as a U.S. branch. The year to date tax rate for 2018 reflects the reversal of UTBs due to favorable state tax audit settlements for periods prior to the Separation.

Net Loss

As a result of the above factors, Net loss was $9.8 million and diluted loss per share was $0.30 in Year-to-Date 2019 compared with a Net loss of $7.9 million and diluted loss per share of $0.25 in Year-to-Date 2018.

Adjusted EBITDA

As a result of the above factors, Adjusted EBITDA was $9.9 million in Year-to-Date 2019 as compared to $16.8 million in Year-to-Date 2018.

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
Description of Material Indebtedness
Debt Arrangements
On November 16, 2017, the Company entered into the ABL Facility, which provides for maximum borrowings of $175.0 million for the Company, subject to a borrowing base. The ABL Facility has a letter of credit sub-limit of $70.0 million. The ABL Facility is available for working capital and other general corporate purposes and, as of August 2, 2019, was undrawn other than for $9.5 million in outstanding letters of credit. Upon entering into the ABL Facility, the Company incurred $1.5 million in debt origination fees. The fees related to the Term Loan Facility were capitalized as debt issuance costs and are being amortized as an adjustment to Interest expense over the remaining life of the Debt Facilities.
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
Representations and Warranties; Covenants
Subject to specified exceptions, the Debt Facilities contain various representations and warranties and restrictive covenants that, among other things, restrict the ability of Lands’ End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the ABL Facility falls below the greater of 10% of the loan cap amount or $15.0 million, Lands’ End will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Debt Facilities do not otherwise contain financial maintenance covenants. The Company was in compliance with all financial covenants related to the Debt Facilities as of August 2, 2019.
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

Cash Flows from Operating Activities
Net cash provided by operating activities decreased to $17.0 million in Year-to-Date 2019 from $24.8 million in Year-to-Date 2018, primarily driven by collections of outstanding receivables from 2017.
Cash Flows from Investing Activities
Net cash used in investing activities was $24.8 million and $22.2 million for Year-to-Date 2019 and Year-to-Date 2018, respectively. Cash used in investing activities for both periods was primarily used for investments to update our information technology infrastructure and property and equipment.
For Fiscal 2019, we expect to invest a total of approximately $40.0 million in capital expenditures for strategic investments and infrastructure, primarily associated with our Enterprise Order Management investment, other technology investments and general corporate needs.
Cash Flows from Financing Activities
Net cash used in financing activities was $103.3 million and $3.1 million for Year-to-Date 2019 and Year-to-Date 2018, respectively, consisting primarily of a $100 million voluntary prepayment of our Term Loan Facility as well as quarterly scheduled payments.
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
Financial Instruments with Off-Balance-Sheet Risk
On November 16, 2017, the Company entered into the ABL Facility, which provides for maximum borrowings of $175.0 million for the Company, subject to a borrowing base. The ABL Facility has a letter of credit sub-limit of $70.0 million and will mature no later than November 16, 2022, subject to customary extension provisions provided for therein. The ABL Facility is available for working capital and other general corporate purposes and was undrawn at August 2, 2019, other than for $9.5 million in outstanding letters of credit.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in currency rates. A significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of August 2, 2019, we had $14.2 million of cash denominated in foreign currencies, principally in British Pound Sterling, Euros and Yen. We do not enter into financial instruments for trading purposes or hedging and have not used any derivative financial instruments. We do not consider our foreign earnings to be permanently reinvested.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based on their evaluation for the period covered by this Quarterly Report on Form 10-Q, Lands’ End’s Chief Executive Officer and President and Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer have concluded that, as of August 2, 2019, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by Rules 13a-15 under the Exchange Act during the Second Fiscal Quarter Ended August 2, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Index of Exhibits

ITEM 6. EXHIBITS
The following documents are filed as exhibits to this report:

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

Dated: September 5, 2019

By:	/s/ James F. Gooch
James F. Gooch
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)