Form 10-Q
period 2019-11-01
LANDS' END, INC.
filed 2019-12-03
CIK 799288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 1, 2019
-OR-

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to                      to                     .
Commission File Number: 001-09769

Lands’ End, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-2512786
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

1 Lands’ End Lane Dodgeville, Wisconsin	53595
(Address of Principal Executive Offices)	(Zip Code)
(608) 935-9341
(Registrant’s Telephone Number Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	LE	The NASDAQ Stock Market LLC

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
As of December 2, 2019 the registrant had 32,372,693 shares of common stock, $0.01 par value, outstanding.

LANDS’ END, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 1, 2019

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LANDS’ END, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(in thousands, except per share data)	November 1, 2019	November 2, 2018	November 1, 2019	November 2, 2018
Net revenue	$340,023	$341,570	$900,723	$949,340
Cost of sales (excluding depreciation and amortization)	185,848	190,608	497,589	528,587
Gross profit	154,175	150,962	403,134	420,753

Selling and administrative	135,417	135,274	374,521	388,315
Depreciation and amortization	8,076	7,361	23,101	20,420
Other operating (income) expense, net	(225)	(158)	(99)	132
Operating income	10,907	8,485	5,611	11,886
Interest expense	6,121	7,303	20,190	21,216
Other (income) expense, net	(166)	1,866	(1,640)	5,317
Income (loss) before income taxes	4,952	(684)	(12,939)	(14,647)
Income tax expense (benefit)	1,346	(3,978)	(6,713)	(10,026)
NET INCOME (LOSS)	$3,606	$3,294	$(6,226)	$(4,621)
NET INCOME (LOSS) PER COMMON SHARE
Basic:	$0.11	$0.10	$(0.19)	$(0.14)
Diluted:	$0.11	$0.10	$(0.19)	$(0.14)

Basic weighted average common shares outstanding	32,371	32,211	32,333	32,182
Diluted weighted average common shares outstanding	32,398	32,314	32,333	32,182

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.
Condensed Consolidated Statements of Comprehensive Operations
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(in thousands)	November 1, 2019	November 2, 2018	November 1, 2019	November 2, 2018
NET INCOME (LOSS)	$3,606	$3,294	$(6,226)	$(4,621)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	2,290	(39)	(178)	(3,215)
COMPREHENSIVE INCOME (LOSS)	$5,896	$3,255	$(6,404)	$(7,836)

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share data)	November 1, 2019	November 2, 2018	February 1, 2019
ASSETS
Current assets
Cash and cash equivalents	$15,859	$105,933	$193,405
Restricted cash	1,830	2,069	1,948
Accounts receivable, net	38,125	41,496	34,549
Inventories, net	499,855	431,950	321,905
Prepaid expenses and other current assets	47,538	49,001	36,574
Total current assets	603,207	630,449	588,381
Property and equipment, net	155,051	145,808	149,894
Operating lease right-of-use asset	31,380	—	—
Goodwill	110,000	110,000	110,000
Intangible asset, net	257,000	257,000	257,000
Other assets	5,204	5,461	5,636
TOTAL ASSETS	$1,161,842	$1,148,718	$1,110,911
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current borrowings and short-term debt	$85,150	$5,150	$5,150
Accounts payable	174,312	179,036	123,827
Lease liability - current	6,344	—	—
Other current liabilities	103,396	111,217	112,274
Total current liabilities	369,202	295,403	241,251
Long-term debt, net	379,606	483,401	482,453
Lease liability - long-term	30,971	—	—
Long-term deferred tax liabilities	56,109	58,462	58,670
Other liabilities	5,469	7,246	5,826
TOTAL LIABILITIES	841,357	844,512	788,200
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 authorized: 480,000,000 shares; issued and outstanding: 32,372,693, 32,211,641 and 32,220,080, respectively	324	320	320
Additional paid-in capital	358,648	351,064	352,733
Accumulated deficit	(25,126)	(33,371)	(17,159)
Accumulated other comprehensive loss	(13,361)	(13,807)	(13,183)
Total stockholders’ equity	320,485	304,206	322,711
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,161,842	$1,148,718	$1,110,911

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	39 Weeks Ended
(in thousands)	November 1, 2019	November 2, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,226)	$(4,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,101	20,420
(Gain) loss on property and equipment	(99)	121
Amortization of debt issuance costs	1,293	1,394
Stock-based compensation	6,632	4,432
Noncash lease impacts	1,837	—
Deferred income taxes	(1,899)	180
Change in operating assets and liabilities:
Inventories	(178,016)	(103,177)
Accounts payable	50,173	26,742
Other operating assets	(14,755)	(2,864)
Other operating liabilities	(6,992)	5,125
Net cash used in operating activities	(124,951)	(52,248)
CASH FLOWS FROM INVESTING ACTIVITIES
Sales of property and equipment	—	127
Purchases of property and equipment	(28,487)	(33,160)
Net cash used in investing activities	(28,487)	(33,033)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing under ABL Facility	95,000	—
Payments of borrowings under ABL Facility	(15,000)	—
Payments of term-loan	(103,863)	(3,865)
Payments of employee withholding taxes on share-based compensation	(713)	(543)
Net cash used in financing activities	(24,576)	(4,408)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	350	(246)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(177,664)	(89,935)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	195,353	197,937
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$17,689	$108,002
SUPPLEMENTAL CASH FLOW DATA
Unpaid liability to acquire property and equipment	$5,494	$4,707
Income taxes paid, net of refunds	$3,225	$1,420
Interest paid	$18,455	$19,792

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS' END, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Common Stock Issued		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands except share data)	Shares	Amount
Balance at February 1, 2019	32,220,080	$320	$352,733	$(17,159)	$(13,183)	$322,711
Net loss	—	—	—	(6,818)	—	(6,818)
Cumulative translation adjustment, net of tax	—	—	—	—	(234)	(234)
Change in accounting principle related to lease accounting	—	—	—	(1,741)	—	(1,741)
Stock-based compensation expense	—	—	1,974	—	—	1,974
Vesting of restricted shares	185,052	4	(4)	—	—	—
Restricted stock shares surrendered for taxes	(41,912)	—	(687)	—	—	(687)
Balance at May 3, 2019	32,363,220	$324	$354,016	$(25,718)	$(13,417)	$315,205
Net loss	—	—	—	(3,014)	—	(3,014)
Cumulative translation adjustment, net of tax	—	—	—	—	(2,234)	(2,234)
Stock-based compensation expense	—	—	2,329	—	—	2,329
Vesting of restricted shares	9,096	—	—	—	—	—
Restricted stock shares surrendered for taxes	(2,338)	—	(21)	—	—	(21)
Balance at August 2, 2019	32,369,978	$324	$356,324	$(28,732)	$(15,651)	$312,265
Net income	—	—	—	3,606	—	3,606
Cumulative translation adjustment, net of tax	—		—	—	2,290	2,290
Stock-based compensation expense	—	—	2,329	—	—	2,329
Vesting of restricted shares	3,242	—	—	—	—	—
Restricted stock shares surrendered for taxes	(527)	—	(5)	—	—	(5)
Balance at November 1, 2019	32,372,693	$324	$358,648	$(25,126)	$(13,361)	$320,485

See accompanying Notes to Condensed Consolidated Financial Statements.

	Common Stock Issued		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands except share data)	Shares	Amount
Balance at February 2, 2018	32,101,793	$320	$347,175	$(29,810)	$(10,592)	$307,093
Net loss	—	—	—	(2,630)	—	(2,630)
Cumulative translation adjustment, net of tax	—	—	—	—	(1,636)	(1,636)
Change in accounting principle related to revenue recognition	—	—	—	1,060	—	1,060
Stock-based compensation expense	—	—	967	—	—	967
Vesting of restricted shares	132,620	—	—	—	—	—
Restricted stock shares surrendered for taxes	(26,295)	—	—	—	—	—
Balance at May 4, 2018	32,208,118	$320	$348,142	$(31,380)	$(12,228)	$304,854
Net loss	—	—	—	(5,285)	—	(5,285)
Cumulative translation adjustment, net of tax	—	—	—	—	(1,540)	(1,540)
Stock-based compensation expense	—	—	1,729	—	—	1,729
Vesting of restricted shares	6,173	—	—	—	—	—
Restricted stock shares surrendered for taxes	(2,001)	—	(533)	—	—	(533)
Balance at August 3, 2018	32,212,290	$320	$349,338	$(36,665)	$(13,768)	$299,225
Net income	—	—	—	3,294	—	3,294
Cumulative translation adjustment, net of tax	—	—	—	—	(39)	(39)
Stock-based compensation expense	—	—	1,736	—	—	1,736
Vesting of restricted shares	1,320	—	—	—	—	—
Restricted stock shares surrendered for taxes	(1,969)	—	(10)	—	—	(10)
Balance at November 3, 2018	32,211,641	320	351,064	(33,371)	(13,807)	$304,206

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BACKGROUND AND BASIS OF PRESENTATION
Description of Business
Lands' End, Inc. ("Lands' End" or the "Company") is a leading uni-channel retailer of casual clothing, accessories, footwear and home products. We offer products online at www.landsend.com, on third party online marketplaces and through retail locations. We are a classic American lifestyle brand with a passion for quality, legendary service and real value, and seek to deliver timeless style for men, women, kids and the home.
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
• First Quarter 2019 - The 13 weeks ended May 3, 2019
• Fiscal 2018 - The 52 weeks ended February 1, 2019
• Fiscal 2019 - The 52 weeks ending January 31, 2020
• Fourth Quarter 2019 - the 13 weeks ending January 31, 2020
• GAAP - Accounting principles generally accepted in the United States
• Lands' End Shops at Sears - Lands' End shops operated within Sears stores
• LIBOR - London inter-bank offered rate
• Option Awards - Stock option awards
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
• Year-to-Date 2018 - The 39 weeks ended November 2, 2018
• Year-to-Date 2019 - The 39 weeks ended November 1, 2019
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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

Leases

In February 2016 the FASB issued ASU 2016-02, Leases (“ASC 842”), which changed how companies account for leases. On February 2, 2019, the Company adopted the guidance using the Comparatives under 840 option approach which waives the requirement to apply ASC 842 in the comparative periods presented within the financial statements in the year of adoption. Lands' End elected the practical expedient package, which among other practical expedients, includes the option to retain the historical classification of leases entered into prior to February 2, 2019. The Company also elected the practical expedient to combine lease and non-lease components.

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
The following table summarizes the components of basic and diluted EPS:

	13 Weeks Ended		39 Weeks Ended
(in thousands, except per share amounts)	November 1, 2019	November 2, 2018	November 1, 2019	November 2, 2018
Net income (loss)	$3,606	$3,294	$(6,226)	$(4,621)

Basic weighted average common shares outstanding	32,371	32,211	32,333	32,182
Dilutive effect of stock awards	28	103	—	—
Diluted weighted average common shares outstanding	32,398	32,314	32,333	32,182

Basic earnings (loss) per share	$0.11	$0.10	$(0.19)	$(0.14)
Diluted earnings (loss) per share	$0.11	$0.10	$(0.19)	$(0.14)
Stock awards are considered anti-dilutive based on the application of the treasury stock method or in the event of a net loss. There were 653,235, 484,743, 763,163 and 714,530 anti-dilutive shares excluded from the diluted weighted average shares outstanding for Third Quarter 2019, Third Quarter 2018, Year-to-Date 2019 and Year-to-Date 2018, respectively.

NOTE 4. OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) encompasses all changes in equity other than those arising from transactions with stockholders and is comprised solely of foreign currency translation adjustments.

	13 Weeks Ended		39 Weeks Ended
(in thousands)	November 1, 2019	November 2, 2018	November 1, 2019	November 2, 2018
Beginning balance: Accumulated other comprehensive loss (net of tax of $4,165, $3,660, $3,505 and $2,816 respectively)	$(15,651)	$(13,768)	$(13,183)	$(10,592)
Other comprehensive income (loss):
Foreign currency translation adjustments (net of tax expense (benefit) of $(613), $10, $47 and $854 respectively)	2,290	(39)	(178)	(3,215)
Ending balance: Accumulated other comprehensive loss (net of tax of $3,552, $3,670, $3,552 and $3,670 respectively)	$(13,361)	$(13,807)	$(13,361)	$(13,807)

No amounts were reclassified out of Accumulated other comprehensive income (loss) during any of the periods presented.

NOTE 5. DEBT
The Company's debt consisted of the following:

	November 1, 2019			November 2, 2018		February 1, 2019
(in thousands)	Amount		Rate	Amount	Rate	Amount	Rate
Term Loan Facility, maturing April 4, 2021	$386,675	(1)	5.29%	$491,825	5.49%	$490,538	5.77%
ABL Facility, maturing November 16, 2022	80,000		3.54%	—	—%	—	—%
	466,675			491,825		490,538
Less: Current maturities in Current liabilities	85,150			5,150		5,150
Less: Unamortized debt issuance costs	1,919			3,274		2,935
Long-term debt, net	$379,606			$483,401		$482,453
(1) Reflects voluntary prepayment of $100 million to the Term Loan Facility in First Quarter 2019.

The following table summarizes the Company's borrowing availability under the ABL Facility:

(in thousands)	November 1, 2019	November 2, 2018	February 1, 2019
ABL Facility maximum borrowing	$175,000	$175,000	$175,000
Current borrowings under ABL	80,000	—	—
Outstanding letters of credit	12,531	22,621	21,111
Borrowing availability under ABL	$82,469	$152,379	$153,889

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
Representations and Warranties; Covenants
Subject to specified exceptions, the Debt Facilities contain various representations and warranties, and restrictive covenants that, among other things, restrict the ability of Lands’ End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the ABL Facility falls below the greater of 10% of the loan cap amount or $15.0 million, Lands’ End will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Debt Facilities do not otherwise contain financial maintenance covenants. The Company was in compliance with all financial covenants related to the Debt Facilities as of November 1, 2019.
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

The following table provides a summary of the Company's stock-based compensation expense, which is included in Selling and administrative expense in the Condensed Consolidated Statements of Operations:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	November 1, 2019	November 2, 2018	November 1, 2019	November 2, 2018
Deferred Awards	$1,531	$1,237	$4,429	$3,177
Performance Awards	611	312	1,642	694
Option Awards	187	187	561	561
Total stock-based compensation expense	$2,329	$1,736	$6,632	$4,432
The following table provides a summary of the Deferred Awards activity for Year-to-Date 2019:

	Deferred Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of February 1, 2019	594	$21.96
Granted	416	15.67
Vested	(197)	22.11
Forfeited or expired	(49)	20.29
Unvested as of November 1, 2019	764	18.57

Total unrecognized stock-based compensation expense related to unvested Deferred Awards was approximately $8.8 million as of November 1, 2019, which is expected to be recognized ratably over a weighted average period of 1.8 years. Deferred Awards granted to employees during Fiscal 2019 vest ratably over a period of three years.

The following table provides a summary of the Performance Awards activity for Year-to-Date 2019:

	Performance Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of February 1, 2019	176	$21.93
Granted	265	15.73
Vested	—	—
Forfeited or expired	(20)	19.09
Unvested as of November 1, 2019	421	18.15

Total unrecognized stock-based compensation expense related to unvested Performance Awards was approximately $4.6 million as of November 1, 2019, which is expected to be recognized ratably over a weighted average period of 2.0 years. Performance Awards granted to employees during Fiscal 2019 vest, if earned, after completion of the applicable three-year performance period.
The following table provides a summary of the Options Award activity for Year-to-Date 2019:

	Option Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of February 1, 2019	257	$8.73
Granted	—	—
Vested	(86)	8.73
Forfeited or expired	—	—
Unvested as of November 1, 2019	171	8.73

Total unrecognized stock-based compensation expense related to unvested Option Awards was approximately $1.0 million as of November 1, 2019, which is expected to be recognized ratably over a weighted average period of 1.4 years. The Option Awards have a life of ten years and vest ratably over the first four years. The fair value of each Option Award was estimated on the grant date using the Black-Scholes option pricing model. As of November 1, 2019, 171,567 shares related to Option Awards were exercisable. No options have been exercised as of November 1, 2019.

NOTE 7. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
Restricted cash is reflected on the Condensed Consolidated Balance Sheets at fair value. The fair value of restricted cash was $1.8 million, $2.1 million and $1.9 million as of November 1, 2019, November 2, 2018 and February 1, 2019, respectively based on Level 1 inputs. Restricted cash amounts are valued based upon statements received from financial institutions.
The carrying amount of the Company's Cash and cash equivalents, Accounts receivable, net, Accounts payable, Current borrowings, and Other current liabilities approximate their fair value as recorded due to the short-term maturity of these instruments.
Carrying values and fair values of long-term debt, including the short-term portion, in the Condensed Consolidated Balance Sheets are as follows:

	November 1, 2019		November 2, 2018		February 1, 2019
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including short-term portion	$386,675	$372,175	$491,825	$475,226	$490,538	$460,493
Long-term debt, including short-term portion was valued utilizing Level 2 valuation techniques based on the closing inactive market bid price on November 1, 2019, November 2, 2018, and February 1, 2019. There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis as of November 1, 2019, November 2, 2018, and February 1, 2019.

NOTE 8. INCOME TAXES

Provision for Income Taxes

The Company recorded an income tax expense for the Third Quarter 2019 of 27.2%. This results in an income tax benefit Year-to-Date 2019 of 51.9%. Comparatively, the Company reported an income tax benefit of 581.6% and 68.5% for Third Quarter 2018 and Year-to-Date 2018 respectively. The difference between the Third Quarter 2019 tax rate and the Third Quarter 2018 tax rate was primarily due to revised estimates of the impact of the Tax Act as more fully described below. The Year-to-Date 2019 tax rate reflects the benefit of the Company’s election to treat certain foreign entities as a U.S. branch. The Year-to-Date 2018 rate reflects revised estimates related to the Tax Act and the benefits of favorable state tax audit settlements for periods prior to Separation.

Tax Act

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. Pursuant to Staff Accounting Bulletin No. 118, the Company revised estimates related to the Tax Act and recorded a benefit of $3.7 million in the Third Quarter 2018.

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
The components of the transactions between the Company and Sears Holdings or Transform Holdco, which exclude pass-through payments to or from third parties, are as follows:
Lands’ End Shops at Sears
Related party costs charged by Sears Holdings or Transform Holdco to the Company related to Lands’ End Shops at Sears are as follows:

	13 Weeks Ended		39 Weeks Ended
(in thousands, except for number of stores)	November 1, 2019	November 2, 2018	November 1, 2019	November 2, 2018
Rent, CAM and occupancy costs	$907	$3,483	$2,990	$12,004
Retail services, store labor	779	3,231	2,637	11,084
Financial services and payment processing	106	350	249	1,191
Supply chain costs	5	126	93	362
Total expenses	$1,797	$7,190	$5,969	$24,641
Number of Lands’ End Shops at Sears at period end	36	125	36	125
General Corporate Services
Related party costs charged by Sears Holdings or Transform Holdco to the Company for general corporate services are as follows:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	November 1, 2019	November 2, 2018	November 1, 2019	November 2, 2018
Sourcing	$3,192	$2,830	$6,173	$6,144
Shop Your Way	25	251	79	633
Shared services	48	48	143	143
Total expenses	$3,265	$3,129	$6,395	$6,920
Use of Intellectual Property or Services
Related party revenue and costs charged by the Company to and from Sears Holdings or Transform Holdco for the use of intellectual property or services is as follows:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	November 1, 2019	November 2, 2018	November 1, 2019	November 2, 2018
Lands' End business outfitters revenue	$1	$216	$4	$834
Credit card revenue	92	184	248	506
Royalty income	30	43	131	156
Gift card expense	(3)	(4)	(8)	(12)
Total income	$120	$439	$375	$1,484

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

The Company recorded an Accounts receivable, net balance of $1.2 million and $1.0 million from Sears Holdings or Transform Holdco in the Condensed Consolidated Balance Sheets as of November 1, 2019 and November 2, 2018 respectively. The Company recorded an Accounts receivable, net balance of $0.1 million from Sears Holdings or Transform Holdco in the Consolidated Balance Sheets as of February 1, 2019.

In the Third Quarter 2018, the Company recorded a non-cash charge of $2.6 million in Other expense, net, in its Condensed Statement of Operations to reflect a reserve relating to pre-Separation UTBs (including penalties and interest) for which Sears Holdings Corporation indemnified the Company under a Tax Sharing Agreement entered into in connection with the Separation, the recovery of which had become uncertain as a result of the Sears Filing. Sears Holdings rejected the Tax Sharing Agreement, per an order approved on April 4, 2019. There was not an indemnification receivable as of November 1, 2019 and February 1, 2019.

NOTE 11. SEGMENT REPORTING
The Company is a leading multi-channel retailer of casual clothing, accessories, footwear and home products. Lands' End is growing its multi-channel distribution network which is designed to allow the consumer to interact with the Company with a consistent customer experience whether on Company websites, third party marketplaces, at Company Operated stores or other distribution channels. As the Company expands this distribution network, and in conjunction with the accelerated closures of Lands' End Shops at Sears, the historical structure of separate reportable segments for retail stores and direct-to-consumer was no longer representative of the way the current Chief Operating Decision Maker evaluates the business units and allocates resources.
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
Net revenue is presented by product channel in the following table:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	November 1, 2019	November 2, 2018	November 1, 2019	November 2, 2018
Net revenue:
eCommerce	$242,328	$231,517	$669,880	$634,082
Outfitters	83,342	82,261	191,877	229,671
Retail	14,353	27,792	38,966	85,587
Total net revenue	$340,023	$341,570	$900,723	$949,340

NOTE 12. REVENUE
Revenue includes sales of merchandise and delivery revenue related to merchandise sold. Substantially all of the Company's revenue is recognized when control of product passes to customers, which for the eCommerce and Outfitters channels is when the merchandise is expected to be received by the customer and for the Retail channel is at the time of sale in the store. The Company recognizes revenue, including shipping and handling fees billed to customers, in the amount expected to be received when control of the Company's products transfers to customers, and is presented net of various forms of promotions, which range from contractually-fixed percentage price reductions to sales returns, discounts, and other incentives that may vary in amount. Variable amounts are estimated based on an analysis of historical experience and adjusted as better estimates become available. There were no changes to estimates in Third Quarter 2019.
The Company's revenue is disaggregated by product channel and geographic location. Revenue by product channel is presented in Note 11, Segment Reporting. Revenue by geographic location was:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	November 1, 2019	November 2, 2018	November 1, 2019	November 2, 2018
Net revenue:
United States	$297,166	$295,070	$768,609	$812,746
Europe	28,344	31,190	87,870	89,287
Asia	9,633	10,273	33,271	35,033
Other	4,880	5,037	10,973	12,274
Total Net revenue	$340,023	$341,570	$900,723	$949,340
Contract Liabilities
Contract liabilities consist of payments received in advance of the transfer of control to the customer. As products are delivered and control transfers, the Company recognizes the deferred revenue in Net revenue in the

Condensed Consolidated Statements of Operations. The following table summarizes the deferred revenue associated with payments received in advance of the transfer of control to the customer, which is reported in Other current liabilities in the Condensed Consolidated Balance Sheets, as well as amounts recognized through Net revenue for each period presented. The remainder of deferred revenue as of November 1, 2019 is expected to be recognized in Net revenue in the fiscal quarter ending January 31, 2020, as products are delivered to customers.

	13 Weeks Ended		39 Weeks Ended
(in thousands)	November 1, 2019	November 2, 2018	November 1, 2019	November 2, 2018
Deferred Revenue Beginning of Period	$9,411	$8,796	$9,051	$12,993
Deferred Revenue Recognized in Period	(9,411)	(8,796)	(9,051)	(12,993)
Revenue Deferred in Period	15,178	22,117	15,178	22,117
Deferred Revenue End of Period	$15,178	$22,117	$15,178	$22,117

Revenue from gift cards is recognized when (i) the gift card is redeemed by the customer for merchandise, or (ii) as gift card breakage, an estimate of gift cards which will not be redeemed where the Company does not have a legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions. Gift card breakage is recorded within Net revenue in the Condensed Consolidated Statements of Operations. Prior to their redemption, gift cards are recorded as a liability, included within Other current liabilities in the Condensed Consolidated Balance Sheets. The total contract liability related to gift cards issued was $20.7 million, $16.0 million and $18.2 million as of November 1, 2019, November 2, 2018 and February 1, 2019, respectively. The liability is estimated based on expected breakage that considers historical patterns of redemption. The following table provides the reconciliation of the contract liability related to gift cards:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	November 1, 2019	November 2, 2018	November 1, 2019	November 2, 2018
Balance as of Beginning of Period	$20,443	$16,626	$18,191	$19,272
Gift cards sold	17,473	14,790	46,497	40,143
Gift cards redeemed	(17,041)	(15,258)	(43,121)	(41,605)
Gift card breakage	(171)	(183)	(863)	(1,835)
Balance as of November 1, 2019	$20,704	$15,975	$20,704	$15,975
Refund Liabilities
Refund liabilities, primarily associated with product sales returns and retrospective volume rebates, represent variable consideration and are estimated and recorded as a reduction to Net revenue based on historical experience. As of November 1, 2019, November 2, 2018 and February 1, 2019, $22.9 million, $23.7 million and $22.2 million, respectively, of refund liabilities, primarily associated with product returns, were reported in Other current liabilities in the Condensed Consolidated Balance Sheets. An asset for product returns is recorded in Prepaid expenses and other current assets in the Condensed Consolidated Balance sheets.

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

The components of lease expense are as follows:

	13 Weeks Ended	39 Weeks Ended
(in thousands)	November 1, 2019	November 1, 2019
Operating lease expense	$2,380	$6,780
Variable lease expense	432	1,228
Lease expense	$2,812	$8,008

Short-term lease cost was not material for Third Quarter 2019 and Year-to-Date 2019.

Supplemental balance sheet information related to operating leases are as follows:

(in thousands, except as noted below)	November 1, 2019
Operating lease right-of-use asset	$31,380
Lease liability - current	6,344
Lease liability - long-term	30,971
Weighted average remaining lease term in years	7.72 years
Weighted average discount rate	6.47%

Supplemental cash flow information related to operating leases are as follows:

39 Weeks Ended
(in thousands)	November 1, 2019
Operating cash outflows from operating leases	7,783

Maturities of operating lease liabilities as of November 1, 2019 are as follows (in thousands):

2019, excluding the 39 weeks ended November 1, 2019	$2,847
2020	7,422
2021	6,237
2022	5,499
2023	4,732
Thereafter	21,806
Total operating lease payments	$48,543
Less imputed interest	11,228
Present value of lease liabilities	$37,315

Total future commitments under the Company’s operating leases as of February 1, 2019 were as follows for the fiscal years ending (in thousands):

2019	$10,851
2020	6,338
2021	4,873
2022	3,828
2023	2,839
Thereafter	10,590
Total minimum payments required	$39,319

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

In Year-to-Date 2019, the Company took possession of retail spaces that resulted in an increase in Operating lease right-of-use asset of $9.9 million, Lease liability - current of $0.7 million and Lease liability - long-term of $11.3 million. Additionally, in Third Quarter 2019, the Company entered into several leases where possession of a retail space will occur in Fourth Quarter 2019.

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
•Fiscal 2018 - The 52 weeks ended February 1, 2019
•Fiscal 2019 - The 52 weeks ending January 31, 2020
•Fourth Quarter 2019 - the 13 weeks ending January 31, 2020
•GAAP - Accounting principles generally accepted in the United States
•Lands' End Shops at Sears - Lands' End shops operated within Sears stores
•LIBOR - London inter-bank offered rate
•Sears Holdings or Sears Holdings Corporation - Sears Holdings Corporation, a Delaware corporation, and its consolidated subsidiaries
•SEC - United States Securities and Exchange Commission
•Third Quarter 2018 - The 13 weeks ended November 2, 2018
•Third Quarter 2019 - The 13 weeks ended November 1, 2019
•Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders
•Term Loan Facility - Term loan credit agreements, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders

•Transform Holdco - Transform Holdco LLC, an affiliate of ESL, which on February 11, 2019 acquired from Sears Holdings substantially all of the go-forward retail footprint, and other assets and component businesses of Sears Holdings as a going concern
• Year-to-Date 2018 - The 39 weeks ended November 2, 2018
•Year-to-Date 2019 - The 39 weeks ended November 1, 2019

Executive Overview

Description of the Company

Lands' End is a leading uni-channel retailer of casual clothing, accessories, footwear and home products. We offer products online at www.landsend.com, on third party online marketplaces and through retail locations. We are a classic American lifestyle brand with a passion for quality, legendary service and real value, and seek to deliver timeless style for men, women, kids and the home.

Lands’ End was founded in 1963 by Gary Comer and his partners to sell sailboat hardware and equipment by catalog. While our product focus has shifted significantly over the years, we have continued to adhere to our founder’s motto as one of our guiding principles: "Take care of the customer, take care of the employee and the rest will take care of itself."

As the Company evolves its uni-channel strategy, and in conjunction with the accelerated closures of Lands' End Shops at Sears, during Fiscal 2018 we determined it was more appropriate to combine the previously disclosed external reportable segments of Direct and Retail, into one combined external reportable segment as it more closely represents how we are managing the Company. We identify our operating segments according to how our business activities are managed and evaluated. Our operating segments consist of U.S. eCommerce, Retail, Outfitters, Europe eCommerce and Japan eCommerce. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one external reportable segment.
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

Results of Operations
The following table sets forth, for the periods indicated, selected income statement data:

	13 Weeks Ended
	November 1, 2019		November 2, 2018
(in thousands)	$'s	% of Net revenue	$’s	% of Net revenue
Net revenue	$340,023	100.0%	$341,570	100.0%
Cost of sales (excluding depreciation and amortization)	185,848	54.7%	190,608	55.8%
Gross profit	154,175	45.3%	150,962	44.2%
Selling and administrative	135,417	39.8%	135,274	39.6%
Depreciation and amortization	8,076	2.4%	7,361	2.2%
Other operating income, net	(225)	(0.1)%	(158)	—%
Operating income	10,907	3.2%	8,485	2.5%
Interest expense	6,121	1.8%	7,303	2.1%
Other (income) expense, net	(166)	—%	1,866	0.5%
Income (loss) before income taxes	4,952	1.5%	(684)	(0.2)%
Income tax expense (benefit)	1,346	0.4%	(3,978)	(1.2)%
NET INCOME	$3,606	1.1%	$3,294	1.0%

	39 Weeks Ended
	November 1, 2019		November 2, 2018
(in thousands)	$'s	% of Net revenue	$’s	% of Net revenue
Net revenue	$900,723	100.0%	$949,340	100.0%
Cost of sales (excluding depreciation and amortization)	497,589	55.2%	528,587	55.7%
Gross profit	403,134	44.8%	420,753	44.3%
Selling and administrative	374,521	41.6%	388,315	40.9%
Depreciation and amortization	23,101	2.6%	20,420	2.2%
Other operating income (expense), net	(99)	—%	132	—%
Operating income	5,611	0.6%	11,886	1.3%
Interest expense	20,190	2.2%	21,216	2.2%
Other (income) expense, net	(1,640)	(0.2)%	5,317	0.6%
Loss before income taxes	(12,939)	(1.4)%	(14,647)	(1.5)%
Income tax benefit	(6,713)	(0.7)%	(10,026)	(1.1)%
NET LOSS	$(6,226)	(0.7)%	$(4,621)	(0.5)%

Depreciation and amortization is not included in our cost of sales because we are a reseller of inventory and do not believe that including depreciation and amortization is meaningful. As a result, our gross margins may not be comparable to other entities that include depreciation and amortization related to the sale of their product in their gross margin measure.
Net Income (Loss) and Adjusted EBITDA

We recorded Net income of $3.6 million in Third Quarter 2019 compared to Net income of $3.3 million in the Third Quarter 2018. In addition to our Net income determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted EBITDA measurement. Adjusted EBITDA is computed as Net income appearing on the Condensed Consolidated Statements of Operations net of Income tax expense/(benefit), Interest expense, Depreciation and amortization, and certain significant items set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our businesses for comparable periods, and as an executive compensation metric. The methods used by the

Company to calculate its non-GAAP financial measures may differ significantly from methods used by other companies to compute similar measures. As a result, any non-GAAP financial measures presented herein may not be comparable to similar measures provided by other companies. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.

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

◦	Gain or loss on property and equipment - management considers the gains or losses on asset valuation, including impairments, to result from investing decisions rather than ongoing operations.

	13 Weeks Ended
	November 1, 2019		November 2, 2018
(in thousands)	$’s	% of Net revenue	$’s	% of Net revenue
Net income	$3,606	1.1%	$3,294	1.0%
Income tax expense (benefit)	1,346	0.4%	(3,978)	(1.2)%
Other (income) expense, net	(166)	—%	1,866	0.5%
Interest expense	6,121	1.8%	7,303	2.1%
Operating income	10,907	3.2%	8,485	2.5%
Depreciation and amortization	8,076	2.4%	7,361	2.2%
Other operating (income) expense	(206)	(0.1)%	4	—%
(Gain) on property and equipment	(19)	—%	(162)	—%
Adjusted EBITDA	$18,758	5.5%	$15,688	4.6%

	39 Weeks Ended
	November 1, 2019		November 2, 2018
(in thousands)	$’s	% of Net revenue	$’s	% of Net revenue
Net loss	$(6,226)	(0.7)%	$(4,621)	(0.5)%
Income tax benefit	(6,713)	(0.7)%	(10,026)	(1.1)%
Other (income) expense, net	(1,640)	(0.2)%	5,317	0.6%
Interest expense	20,190	2.2%	21,216	2.2%
Operating income	5,611	0.6%	11,886	1.3%
Depreciation and amortization	23,101	2.6%	20,420	2.2%
Other operating expense	—	—%	10	—%
(Gain) loss on property and equipment	(99)	—%	121	—%
Adjusted EBITDA	$28,613	3.2%	$32,437	3.4%

In assessing the operational performance of our business, we consider a variety of financial measures. We operate in three channels: eCommerce, Outfitters, and Retail. A key measure in the evaluation of our business is revenue performance by channel. We also consider gross margin and Selling and administrative expenses in evaluating the performance of our business.

To evaluate revenue performance for the eCommerce and Outfitters channels we use Net revenue. For our Retail channel, we use Company Operated stores Same Store Sales as a key measure in evaluating performance. A store is included in Same Store Sales calculations when it has been open for at least 14 months and selling square footage has not changed by 15% or more within the past year. Online sales and sales generated through our in-store web portal are considered revenue in our eCommerce channel and are excluded from Same Store Sales.
Discussion and Analysis

Third Quarter 2019 compared with Third Quarter 2018

Net Revenue

Net revenue for Third Quarter 2019 was $340.0 million, compared with $341.6 million in the comparable period of the prior year, a decrease of $1.5 million, or 0.5%. Sales growth in our eCommerce channel of 4.7% and Outfitters of 1.3% was offset by a decrease in the Retail channel of 48.4%.

eCommerce Net revenue was $242.3 million for Third Quarter 2019, an increase of $10.8 million or 4.7%, from the comparable period of the prior year. The increase was led by greater demand in key items and growth in new customer acquisition.

Outfitters Net revenue was $83.3 million for Third Quarter 2019, an increase of $1.1 million or 1.3%, from the comparable period of the prior year. The increase was due to growth in our school uniform business.

Retail Net revenue was $14.4 million in Third Quarter 2019, a decrease of $13.4 million or 48.4%, from the comparable period of the prior year. This decrease was driven by a significant reduction in the number of our Lands' End Shops at Sears locations. Our U.S. Company Operated stores experienced an increase of 8.3% in Same Store Sales. On November 1, 2019 the Company had 22 U.S. Company Operated stores compared with 16 U.S. Company Operated stores on November 2, 2018. On November 1, 2019, the Company had 36 Lands’ End Shops at Sears compared with 125 Lands’ End Shops at Sears November 2, 2018.

Gross Profit

Gross profit increased $3.2 million to $154.2 million primarily due to growth in our eCommerce channel. Gross margin increased to 45.3%, in Third Quarter 2019, compared with 44.2%, in Third Quarter 2018. The gross margin increase of approximately 110 basis points was primarily due to a more disciplined promotional strategy.

Selling and Administrative Expenses

Selling and administrative expenses increased $0.1 million to $135.4 million or 39.8% of total Net revenue, in Third Quarter 2019, compared with $135.3 million or 39.6% of Net revenue, in Third Quarter 2018. This increase was primarily due to planned higher marketing spend, offset by the continued focus on the efficient management of our cost structure.

Depreciation and Amortization

Depreciation and amortization expense was $8.1 million in Third Quarter 2019, an increase of $0.7 million or 9.7%, compared with $7.4 million in Third Quarter 2018. This increase was primarily attributable to depreciation associated with our multi-year ERP system implementation, continued investment in our digital infrastructure and an increased number of U.S. Company Operated stores.

Other Operating (Income) Expense, Net

Other operating (income) expense, net was insignificant in Third Quarter 2019 and Third Quarter 2018.

Operating Income

Operating income was $10.9 million in Third Quarter 2019 compared to Operating income of $8.5 million in Third Quarter 2018.

Interest Expense

Interest expense was $6.1 million in Third Quarter 2019 compared to $7.3 million in Third Quarter 2018, reflective of the $100 million voluntary prepayment on the term loan, partially offset by increased interest rates.

Other (Income) Expense

Other income was $0.2 million in Third Quarter 2019 compared to Other expense of $1.9 million in Third Quarter 2018.

Income Tax Expense

The Company recorded a tax expense at an overall effective tax rate of 27.2% for the Third Quarter 2019. This compares to an income tax benefit at an overall effective rate of 581.6% for Third Quarter 2018. The tax benefit recorded for Third Quarter 2018 was primarily due to revised estimates of the impact due to the Tax Cuts and Jobs Act enacted on December 22, 2017.

Net Income

As a result of the above factors, Net income was $3.6 million and diluted earnings per share was $0.11 in Third Quarter 2019 compared with a Net income of $3.3 million and diluted earnings per share of $0.10 in Third Quarter 2018.

Adjusted EBITDA

As a result of the above factors, Adjusted EBITDA was $18.8 million in Third Quarter 2019 as compared to $15.7 million in Third Quarter 2018.
Year-to-Date 2019 compared with Year-to-Date 2018

Net Revenue

Net revenue for Year-to-Date 2019 was $900.7 million, compared with $949.3 million in the comparable period of the prior year, a decrease of $48.6 million, or 5.1%. Sales growth in our eCommerce channel of 5.6% was more than offset by decreases in our Outfitters and Retail channels of 16.5% and 54.5% respectively.

eCommerce Net revenue was $669.9 million for Year-to-Date 2019, an increase of $35.8 million or 5.6%, from the comparable period of the prior year. The increase was primarily attributable to the growth in the U.S. eCommerce business driven by greater demand for key items and growth in new customer acquisitions.

Outfitters Net revenue was $191.9 million for Year-to-Date 2019, a decrease of $37.8 million or 16.5%, from the comparable period of the prior year. The decrease was primarily attributable to the Delta Air Lines launch in the prior year.

Retail Net revenue was $39.0 million in Year-to-Date 2019, a decrease of $46.6 million or 54.5%, from the comparable period of the prior year, primarily driven by a significant reduction in the number of our Lands' End Shops at Sears locations partially offset by growth in our U.S. Company Operated stores. Our U.S. Company Operated stores experienced an increase of 9.0% in Same Store Sales. On November 1, 2019, the Company had 22 U.S. Company Operated stores compared with 16 U.S. Company Operated stores on November 2, 2018. On November 1, 2019, the Company had 36 Lands’ End Shops at Sears compared with 125 Lands’ End Shops at Sears on November 2, 2018.

Gross Profit

Gross profit decreased $17.6 million to $403.1 million primarily due to the impact of the Delta Air Lines launch in the prior year and fewer Lands' End Shops at Sears, partially offset by the growth in our eCommerce channel. Gross margin increased to 44.8% in Year-to-Date 2019, compared to 44.3% Year-to-Date 2018. The gross margin increase of approximately 50 basis points was primarily related to a more disciplined promotional strategy.

Selling and Administrative Expenses

Selling and administrative expenses decreased $13.8 million to $374.5 million, or 41.6% of total Net revenue, in Year-to-Date 2019, compared with $388.3 million, or 40.9% of Net revenue, in Year-to-Date 2018. The 70 basis point increase reflects deleverage primarily related to the Delta Air Lines launch and significant reduction in the number of our Lands’ End Shops at Sears locations from the prior year.

Depreciation and Amortization

Depreciation and amortization expense was $23.1 million in Year-to-Date 2019, an increase of $2.7 million or 13.1%, compared with $20.4 million in Year-to-Date 2018. This increase was primarily attributable to depreciation associated with our multi-year ERP system implementation, continued investment in our digital infrastructure, and an increased number of U.S. Company Operated stores.

Other Operating (Income) Expense

Other operating income was $0.1 million in Year-to-Date 2019 compared to other Operating expense of $0.1 million in Year-to-Date 2018.

Operating Income

Operating income was $5.6 million in Year-to-Date 2019 compared to Operating income of $11.9 million in Year-to-Date 2018 primarily due to the Delta Air Lines launch in the prior year, partially offset by growth in the eCommerce business.

Interest Expense

Interest expense was $20.2 million in Year-to-Date 2019 compared to $21.2 million in Year-to-Date 2018, reflective of the $100 million voluntary prepayment on the term loan in First Quarter 2019, partially offset by increased interest rates.

Other (Income) Expense, Net

Other income, net was $1.6 million in Year-to-Date 2019 compared to Other expense, net of $5.3 million in Year-to-Date 2018. Other expense, net in 2018 was primarily attributable to the reversal of an indemnification asset and accrued interest due to a favorable state tax audit, and a reserve taken against the remaining indemnification asset.

Income Tax Benefit

The effective tax rate was 51.9% in Year-to-Date 2019 compared with 68.5% in Year-to-Date 2018. The Year-to-Date 2019 tax rate reflects the benefit of the Company’s election to treat certain foreign entities as a U.S. branch. The Year-to-Date 2018 rate reflects revised estimates related to the Tax Cuts and Jobs Act enacted on December 22, 2017 and the benefits of favorable state tax audit settlements for periods prior to Separation.

Net Loss

As a result of the above factors, Net loss was $6.2 million and diluted loss per share was $0.19 in Year-to-Date 2019 compared with a Net loss of $4.6 million and diluted loss per share of $0.14 in Year-to-Date 2018.

Adjusted EBITDA

As a result of the above factors, Adjusted EBITDA was $28.6 million in Year-to-Date 2019 as compared to $32.4 million in Year-to-Date 2018.

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
Description of Material Indebtedness
Debt Arrangements
On November 16, 2017, the Company entered into the ABL Facility, which provides for maximum borrowings of $175.0 million for the Company, subject to a borrowing base. The ABL Facility has a letter of credit sub-limit of $70.0 million. The ABL Facility is available for working capital and other general corporate purposes. As of November 1, 2019, the Company had outstanding borrowings of $80.0 million, outstanding letters of credit of $12.5 million and $82.5 million in availability under the ABL Facility. Upon entering into the ABL Facility, the Company incurred $1.5 million in debt origination fees. The fees related to the Term Loan Facility were capitalized as debt issuance costs and are being amortized as an adjustment to Interest expense over the remaining life of the Debt Facilities.
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
Representations and Warranties; Covenants
Subject to specified exceptions, the Debt Facilities contain various representations and warranties and restrictive covenants that, among other things, restrict the ability of Lands’ End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the ABL Facility falls below the greater of 10% of the loan cap amount or $15.0 million, Lands’ End will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Debt Facilities do not otherwise contain financial maintenance covenants. The Company was in compliance with all financial covenants related to the Debt Facilities as of November 1, 2019.
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
Cash Flows from Operating Activities
Net cash used in operating activities increased to $125.0 million in Year-to-Date 2019 from $52.2 million in Year-to-Date 2018, primarily driven by an increase in inventory supporting the Fourth Quarter 2019 American Airlines launch and accelerated shipments prior to the implementation of tariffs.
Cash Flows from Investing Activities
Net cash used in investing activities was $28.5 million and $33.0 million for Year-to-Date 2019 and Year-to-Date 2018, respectively. Cash used in investing activities for both periods was primarily used for investments to update our information technology infrastructure and property and equipment.
For Fiscal 2019, we expect to invest a total of approximately $40.0 million in capital expenditures for strategic investments and infrastructure, primarily associated with our Enterprise Order Management investment, other technology investments, expansion in U.S Company Operated stores and general corporate needs.
Cash Flows from Financing Activities
Net cash used in financing activities was $24.6 million and $4.4 million for Year-to-Date 2019 and Year-to-Date 2018, respectively, consisting primarily of a $100 million voluntary prepayment of our Term Loan Facility in First Quarter 2019 and quarterly scheduled payments offset by borrowings under the ABL Facility. Amounts borrowed during Third Quarter 2019 are expected to be repaid in full during Fourth Quarter 2019 using cash flows generated from operations.
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
Financial Instruments with Off-Balance-Sheet Risk
On November 16, 2017, the Company entered into the ABL Facility, which provides for maximum borrowings of $175.0 million for the Company, subject to a borrowing base. The ABL Facility has a letter of credit sub-limit of $70.0 million and will mature no later than November 16, 2022, subject to customary extension provisions provided for therein. The ABL Facility is available for working capital and other general corporate purposes. As of November 1, 2019, the Company had outstanding borrowings of $80.0 million, outstanding letters of credit of $12.5 million and $82.5 million in availability under the ABL Facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in currency rates. A significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of November 1, 2019, we had $7.3 million of cash denominated in foreign currencies, principally in British Pound Sterling, Euros, Yen and Hong Kong Dollars. We do not enter into financial instruments for trading purposes or hedging and have not used any derivative financial instruments. We do not consider our foreign earnings to be permanently reinvested.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based on their evaluation for the period covered by this Quarterly Report on Form 10-Q, Lands’ End’s Chief Executive Officer and President and Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer have concluded that, as of November 1, 2019, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by Rules 13a-15 under the Exchange Act during the Third Fiscal Quarter Ended November 1, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: December 3, 2019

By:	/s/ James F. Gooch
James F. Gooch
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)