Form 10-K
period 2020-01-31
LANDS' END, INC.
filed 2020-03-23
CIK 799288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2020

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

The aggregate market value (based on the closing price of the registrant's common stock quoted on the NASDAQ Stock Market) of the registrant's common stock owned by non-affiliates, as of August 2, 2019, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $112.4 million.

As of March 18, 2020, the registrant had 32,381,612 shares of common stock, $0.01 par value, outstanding.

LANDS’ END, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

As used in this Annual Report on Form 10-K, references to the "Company", "Lands' End", "we", "us", "our" and similar terms refer to Lands' End, Inc. and its subsidiaries. Our fiscal year ends on the Friday preceding the Saturday on or closest to January 31. Other terms commonly used in this Annual Report on Form 10-K are defined as follows:

•	ABL Facility - Asset-based senior secured credit agreements, dated as of November 16, 2017, with Wells Fargo, N.A. and certain other lenders
•	Brexit - The United Kingdom's exit from the European Union
•	Company Operated stores - Lands’ End retail stores in the Retail channel
•	Debt Facilities - Collectively, the ABL Facility and the Term Loan Facility
•	ESL - ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert
•	Fiscal 2020 – The Company’s next fiscal year representing the 52 weeks ending January 29, 2021
•	Fiscal 2019 - The 52 weeks ended January 31, 2020
•	Fiscal 2018 - The 52 weeks ended February 1, 2019
•	Fiscal 2017 - The 53 weeks ended February 2, 2018
•	Fiscal 2016 - The 52 weeks ended January 27, 2017
•	Fiscal 2015 – The 52 weeks ended January 29, 2016
•	Sears Holdings - Sears Holdings Corporation, a Delaware corporation, and its consolidated subsidiaries (other than, for all periods following the Separation, Lands' End)
•	Sears Roebuck - Sears, Roebuck and Co., a wholly owned subsidiary of Sears Holdings
•	SEC - United States Securities and Exchange Commission
•	Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders
•	Tax Act - The Tax Cuts and Jobs Act passed by the United States government on December 22, 2017
•	Tax Sharing Agreement - A tax sharing agreement entered into by Sears Holdings Corporation and Lands' End in connection with the Separation
•	Term Loan Facility - Term loan credit agreements, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders
•

Transform Holdco - Transform Holdco LLC, an affiliate of ESL, which on February 11, 2019 acquired from Sears Holdings substantially all of the go-forward retail footprint and other assets and component businesses of Sears Holdings as a going concern

•	UTBs - Gross unrecognized tax benefits

Lands' End is a leading uni-channel retailer of casual clothing, accessories, footwear and home products. Operating out of America’s heartland, we believe our vision and values make a strong connection with our core customers.  We offer products online at www.landsend.com, on third party online marketplaces and through retail locations. We are a classic American lifestyle brand with a passion for quality, legendary service and real value, and seek to deliver timeless style for women, men, kids and the home.

Lands' End was founded in 1963 by Gary Comer and his partners to sell sailboat hardware and equipment by catalog. While our product focus has shifted significantly over the years, we have continued to adhere to our founder's motto as one of our guiding principles: "Take care of the customer, take care of the employee and the rest will take care of itself."

Lands’ End seeks to provide a common customer experience regardless of whether they are interacting with us on our company websites, third party marketplaces, at Company Operated stores or other distribution channels.

We have one external reportable segment and identify our operating segments according to how our business activities are managed and evaluated. Our operating segments consist of U.S. eCommerce, Retail, Lands' End Outfitters ("Outfitters"), Europe eCommerce and Japan eCommerce. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one external reportable segment.

Lands' End's product channels are eCommerce, Retail and Outfitters.  eCommerce offers products through the Company's eCommerce websites, third party online marketplaces and direct mail catalogs.  Retail sells products and services through Company Operated stores.  Outfitters sells products to end consumers, located primarily in the United States, through negotiated arrangements with client organizations to make specific styles or embroidered products available to members of client organizations, as well as through the Company's eCommerce websites.  In Fiscal 2019, we generated revenue of approximately $1.45 billion. Our revenue is generated worldwide with operations based in the United States, United Kingdom, Germany and Japan. This network reinforces and supports sales across the channels in which we do business. Net revenue is presented by product channel in the following table:

(in thousands)	Fiscal 2019	% of Revenue	Fiscal 2018	% of Revenue	Fiscal 2017	% of Revenue
eCommerce	$1,104,829	76.2%	$1,039,929	71.7%	$975,446	69.3%
Outfitters	285,807	19.7%	289,251	19.9%	258,669	18.4%
Retail	59,565	4.1%	122,412	8.4%	172,562	12.3%
Total Net revenue	$1,450,201		$1,451,592		$1,406,677

In Fiscal 2019, we fulfilled orders to customers in approximately 174 countries outside the United States, totaling approximately 14.0% of revenue.

Revenue by the geographical location where the product is shipped is as follows:

(in thousands)	Fiscal 2019	% of Revenue	Fiscal 2018	% of Revenue	Fiscal 2017	% of Revenue
United States	$1,247,288	86.0%	$1,245,157	85.8%	$1,204,199	85.6%
Europe	137,134	9.5%	138,761	9.6%	134,543	9.6%
Asia	48,470	3.3%	50,203	3.5%	48,704	3.5%
Other	17,309	1.2%	17,471	1.1%	19,231	1.3%
Total Revenue	$1,450,201		$1,451,592		$1,406,677

Long-lived assets by geographical location are as follows:

(in thousands)	Fiscal 2019	Fiscal 2018	Fiscal 2017
United States	$148,340	$140,663	$126,015
Europe	8,716	8,773	9,862
Asia	609	458	625
Total Property and equipment, net	$157,665	$149,894	$136,502

Strategy

In Fiscal 2019, we continued to leverage our iconic American brand, which was founded on the principles of delivering great quality, uncompromising service and exceptional value to our customers. In Fiscal 2020 we plan to continue to focus on our four major growth initiatives, as we have over the past several years:

Product. The soul of the Lands’ End brand has always been products with a purpose. We are focused on delivering key items, made of quality materials, in iconic styles that offer great value to our customers and their families.  We provide an assortment of products leveraging our key item strategy with a focus on delivering comfort, style and value with emphasis on major categories.  In Fiscal 2020 we plan to continue to leverage customer data to drive decisions around our merchandise assortment, fabrics, silhouettes and price points that our customer desires. We have worked to drive consistency in our fits across multiple categories and classifications.  We are also focused on key relationships, including growing our uniform business with innovative products to meet the needs of our partners.

Digital. We are focused on utilizing digital technologies to obtain new customers and improve the overall customer experience, including leveraging data analytics to better tailor and personalize the shopping experience for each customer. We are a digitally-led organization, applying technology as we adapt to ongoing shifts in customer shopping behaviors. During Fiscal 2019, we improved our search engine optimization, improved mobile site speed and expanded price clarity. We enhanced our website with updated product descriptions that better align with the language that our customers use when searching for products. We also enhanced our smartphone experience, as this is the device our customer increasingly uses for shopping. As part of our Fiscal 2020 initiatives we are focused on continuing to improve the customer’s smartphone experience, including improved product presentation.

Distribution. We utilize uni-channel distribution including eCommerce and retail stores, to engage our customer where and how they choose to shop. Our stores represent the Lands’ End American Heritage aesthetic, making it easy for our customers to find our products in an inviting, brand appropriate setting.  For Fiscal 2020, we plan to continue applying a customer analytics-driven distribution strategy, where we leverage our data to refine product assortment, target new store locations, and explore opportunities with third party marketplaces and traditional wholesale.

Business Processing. We continue to focus on building strategic competencies through improved business processes that are based on standardization and efficiency.  We plan to focus on optimizing our business processing capabilities, which will further enable us to upgrade the way we take, process and fulfill orders across our channels and improve how we interface with our partners.  Additionally, we plan to continue to upgrade our inventory planning process and data analytic capabilities as we focus on growing the business and operating as a global uni-channel retailer.

Key Capabilities

Lands' End was founded on certain principles of doing business that are embodied in our goal to deliver great quality, uncompromising service and exceptional value to our customers. These core principles of quality, service and value are the foundation of what we believe distinguish us from our competitors, including:

Customer base. Lands' End is an iconic American brand with a large and loyal customer base. Operating out of Wisconsin, in the heartland of the United States, we believe our vision and values make a strong connection with our core customer.  We believe that a principal indicator of our success to date has been the continued growth of our buyer file, with increases in new and retained customers.

Product innovation. We seek to develop new, innovative products for our customers by utilizing modern fabrics and quality construction to create timeless, affordable styles with excellent fits. We also seek to present our products in an engaging and inspiring way. We believe that our typical customers expect quality, seek good value for their money and are looking to add classics to their wardrobe while also placing an emphasis on comfort, functionality and product innovation that supports their lifestyle. From a design and merchandising perspective, we believe that we have had success adding relevant items into our product assortment, many of which have become customer favorites. We devote significant time and resources to quality assurance, fit testing and product compliance. Our in-house team manages all product specifications and seeks to ensure brand integrity by providing our customers with the consistent, high-quality merchandise for which Lands' End is known. We are a vertically integrated retailer that manages most aspects of our design, marketing and distribution in-house.

Customer service. We are committed to building on Lands' End's legacy of strong customer service. We believe we have a strong track record of improving the customer service experience through innovation. Lands' End is focused on using our extensive customer data to make the shopping experience as effortless and personalized as possible, regardless of whether our customers shop online or in one of our retail locations. Our operations include a return policy that is frequently mentioned as one of the best in the industry, service agents who are available through retail locations, on the phone, and via chat, email or social media, and an ever-evolving digital self-service platform.  These all have contributed to our award-winning customer service, which we believe is one of our core strengths and a key point of differentiation from our competitors.  We have received many accolades over the years and most recently, received the following:

•	Lands’ End was included in the Newsweek list of America’s Best Customer Service 2020, for best customer service in the Online Retailers: Clothing in the Apparel category (November 2019)
•	Lands’ End was included in the Newsweek list of Best Online Shops 2020 (September 2019)
•	Lands’ End was included in the Newsweek list of America’s Best Customer Service 2019, ranking No.1 for best customer service in the Online Retailers: Clothing in the Apparel category (November 2018)

Marketing

We believe that our most important asset is our brand. The Lands' End brand is well-recognized with a deeply rooted tradition of offering excellent quality, value and service.  We also invest significantly in brand development through our focus on providing excellent customer service and our emphasis on digital transformation and innovative product development. We believe that this commitment to our brand has helped to generate our large and loyal customer base for over fifty years.

We attempt to build on our brand recognition through multi-channel marketing campaigns including an eCommerce website, www.landsend.com, catalog distribution, digital marketing and social media. Creative designs for these marketing platforms are primarily developed in-house by our creative team. We strive to be efficient in our overall spend, enabling us to invest in initiatives that we believe will yield benefits over the longer-term. We believe we will generate near term return on investment with the majority of our marketing spend allocated to digital marketing and our catalog, which continues to be a productive vehicle to drive customers to our website and stores.  We are also seeking to enhance our branding initiatives by investing in strategic partnerships designed to showcase our apparel and personalizing promotions offered to customers.

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

We are in the process of implementing new information technology systems as part of a multi-year plan to expand and upgrade our information technology platforms and infrastructure. We intend to build off these core systems to drive future improvements in our operations including efficiencies within our internal processes and reporting. Implementation of new systems is highly dependent on coordination of numerous software, hardware, cloud and system integration providers. See also Item 1A, Risk Factors, in this Annual Report on Form 10-K.

Competition

We operate primarily in the apparel industry which is highly competitive. We compete with a diverse group of direct-to-consumer companies and retailers, including national department store chains, women's and men's specialty apparel chains, outdoor specialty stores, apparel catalog businesses, sportswear marketers and online apparel businesses that sell similar lines of merchandise. We compete principally on the basis of merchandise value (quality and price), product innovation, our established customer list and award-winning customer service.

Seasonality

We experience seasonal fluctuations in our net revenue and operating results and historically have realized a significant portion of our net revenue and earnings for the year during our fourth fiscal quarter. We generated 37.9%, 34.6% and 36.3% of our net revenue in the fourth fiscal quarter of Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively. Thus, lower than expected fourth quarter net revenue could have an adverse impact on our annual operating results.

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

Vendors

Our products are produced globally by independent manufacturers who are selected, monitored and coordinated by the Lands' End Global Sourcing team based in Dodgeville, Wisconsin and other third-party buying agents. Our products are manufactured in approximately 26 countries and the majority are imported from Asia and South America, depending on the nature of the product mix. In Fiscal 2019 our top 10 vendors accounted for approximately 47% of the value of our merchandise purchases and we worked with approximately 145 vendors that manufactured substantially all of our products. We generally do not enter into long-term merchandise supply contracts. We continue to take advantage of opportunities to more efficiently source our products worldwide, consistent with our high standards of quality and value. Significant areas of non-product spend include transportation, information systems, marketing, packaging and catalog paper and print.

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

Sources and Availability of Raw Materials

We purchase, in the ordinary course of business, raw materials and supplies essential to our operations from numerous suppliers around the world, including in the United States. There have been no recent significant availability problems or supply shortages.  See Item IA, Risk Factors, included elsewhere in this Annual Report on Form 10-K. See also Item 1A, Risk Factors, in this Annual Report on Form 10-K.

Distribution

We own and operate three distribution centers in Wisconsin. Our Dodgeville facility is approximately 1.1 million square feet and is a full-service distribution center, including monogramming, hemming and embroidery services. Our Reedsburg location is approximately 400,000 square feet and offers all order fulfillment services except hemming. Our Stevens Point distribution center is approximately 150,000 square feet and primarily focuses on embroidery services. Customer orders are shipped via third party carriers.

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

Intellectual Property

Lands' End owns or has rights to use certain word and design trademarks, service marks, and trade names that are registered or exist under common law in the United States and other jurisdictions. The Lands' End® trade name and trademark are used both in the United States and internationally, and are material to our business. Trademarks that are important in identifying and distinguishing our products and services are Guaranteed. Period.®, Lands’ End Lighthouse®, Square Rigger™,  Squall®, Super-T™, Drifter™, Outrigger®, Marinac®, and Beach Living®, all of which are owned by us, as well as the licensed marks Supima®, No-Gape®, and others. Other recognized trademarks owned by Lands' End include SwimMates™, Starfish™, Iron Knees®, Hyde Park®, Year’ Rounder®, ClassMate®, Pink Thread Project®, Willis & Geiger® and ThermaCheck®. Lands' End's rights to some of these trademarks are limited to select markets.

Employees

We employ approximately 5,100 employees throughout our operations: approximately 4,300 employees in the United States and approximately 800 employees outside the United States. This workforce is comprised of approximately 19% salaried employees, 42% hourly employees and 39% part-time employees. With the seasonal nature of the retail industry, over 2,000 additional, flexible, part-time employees join us each year to support our varying peak seasons, including the fourth quarter holiday shopping season.

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

Lands’ End also participates in industry educational workshops and initiatives. We have formed strategic partnerships with organizations like the Sustainable Apparel Coalition, bluesign, National Forest Foundation, where we have helped plant over 1 million trees, and the Clean Lakes Alliance, where we help protect and improve maintenance of local lakes in Wisconsin. These partnerships, which respectively operate globally, nationally, and locally, allow us to engage at a variety of levels.

History

We were founded in 1963, incorporated in Delaware in 1986 and our common stock was listed on the New York Stock Exchange from 1986 to 2002. On June 17, 2002, we became a wholly owned subsidiary of Sears Roebuck. Sears Holdings distributed 100 percent of the outstanding common stock of Lands' End to its stockholders on April 4, 2014 and our common stock was listed on NASDAQ.

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

Our Corporate Governance Guidelines, the charters of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee of the Board of Directors, our Related Party Transactions Policy, our Director Compensation Policy, our Code of Conduct, and our Board of Directors Code of Conduct are available at the "Investor Relations" link under "Corporate Governance" at www.landsend.com.

Information about our Executive Officers

The following table sets forth information regarding our executive officers, including their positions.

Name	Position	Age
Jerome Griffith	Chief Executive Officer and President	62
James Gooch	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer	52
Peter L. Gray	Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary	52
Kelly Ritchie	Senior Vice President, Employee Services	56
Chieh Tsai	Chief Product Officer	54

Jerome Griffith joined Lands' End as Chief Executive Officer and President and as a member of the Board of Directors in March 2017. He served as the Chief Executive Officer and President and as a member of the board of directors of Tumi Holdings, Inc., a manufacturer and retailer of consumer goods including business bags, luggage, apparel and other travel-related goods, from April 2009 until its sale to Samsonite International S.A. in August 2016. From 2002 to February 2009, he was employed at Esprit Holdings Limited, a global fashion brand, where he was promoted to Chief Operating Officer and appointed to the board in 2004, then promoted to President of Esprit North and South America in 2006. From 1999 to 2002, he worked as an executive vice president at Tommy Hilfiger, a global fashion brand. From 1998 to 1999, he worked as the president of retail at the J. Peterman Company, a catalog-based apparel and retail company. From 1989 through 1998, he worked in various positions of increasing responsibility at Gap, Inc., a global clothing and accessories retailer. He has served as a member of the board of Vince Holding Corp. since November 2013, Samsonite International S.A. since August 2016, and Parsons School of Design, which is part of the New School, since September 2013.

James Gooch joined the Company as Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer in January 2016. He also served as our Co-Interim Chief Executive Officer from September 2016 to March 2017. From March 2014 until December 2014, he served as Co-Chief Executive Officer and Chief Administrative Officer of DeMoulas Supermarkets, Inc., a regional supermarket chain. He served as President and Chief Executive Officer of RadioShack Corporation, an electronics retailer, from May 2011 to October 2012, as President and Chief Financial Officer of RadioShack Corporation from January 2011 to May 2011, and as Chief Financial Officer of RadioShack Corporation from August 2006 to January 2011. Earlier in his career he was employed by Helene Curtis, The Quaker Oats Company, Kmart Corporation, and Sears Holdings.

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

Kelly Ritchie joined Lands' End in 1985 and became Vice President, Employee Services in 1995.  In 2003, she became Senior Vice President, Employee Services and continues to hold that position today.  She assumed responsibility for our distribution centers from 2005 to 2015 and was responsible for Customer Service from 2005 until 2019. Between 1985 and 1995 she held various other Customer Service and Employee Services roles.

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

Actual or threatened epidemics, pandemics, outbreaks, or other public health crises may adversely affect our customers’ financial condition and the operations of our business.

Our business could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the recent outbreak of novel coronavirus (“COVID-19”). The risk of a pandemic, or public perception of the risk, could cause customers to avoid public places, including retail properties, and could cause temporary or long-term disruptions in our supply chains and/or delays in the delivery of our inventory. Further, such risks could also adversely affect our customers' financial condition, resulting in reduced spending for the merchandise we sell. Moreover, an epidemic, pandemic, outbreak or other public health crisis, such as COVID-19, could cause employees to avoid our properties, which could adversely affect our ability to adequately staff and manage our businesses. “Shelter-in-place” or other such orders by governmental entities could also disrupt our operations, if employees who cannot perform their responsibilities from home, are not able to report to work.  Risks related to an epidemic, pandemic or other health crisis, such as COVID-19, could also lead to the complete or partial closure of one or more of our stores, facilities or operations of our sourcing partners.  If our Wisconsin operations are closed, we would not be able to fulfill orders to our customers, which would delay our sales and could cause our customers to cancel their orders.  The ultimate extent of the impact of any epidemic, pandemic or other health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others. These and other potential impacts of an epidemic, pandemic or other health crisis, such as COVID-19, could therefore materially and adversely affect our business, financial condition and results of operations.

Our business is affected by worldwide economic and market conditions; an unstable economy, a decline in consumer-spending levels and other adverse developments, including inflation, could lead to reduced revenues and gross margins and adversely affect our business, results of operations and liquidity.

Many economic and other factors are outside of our control, including general economic and market conditions, consumer and commercial credit availability, inflation, unemployment, consumer debt levels and other challenges affecting the global economy including the recent COVID-19 pandemic. Increases in the rates of unemployment, decreases in home values, reduced access to credit and issues related to the domestic and international political situations may adversely affect consumer confidence and disposable income levels. Early societal responses to the pandemic have involved store closures and limited social interaction as well as work reductions.  Low consumer confidence and disposable incomes could lead to reduced consumer spending and lower demand for our products, which are discretionary items, the purchase of which can be reduced before customers adjust their budgets for necessities. These factors could have a negative impact on our sales and cause us to increase inventory markdowns and promotional expenses, thereby reducing our gross margins and operating results.

Our business and results of operations could be negatively impacted by natural disasters, extreme weather conditions, public health or political crises or other catastrophic events.

Our third-party vendors are located throughout the world including in locations subject to natural disasters or extreme weather conditions, as well as other potential catastrophic events, such as public health emergencies, including COVID-19, terrorist attacks or political or military conflict. The occurrence of any of these events could disrupt our operations and negatively impact sales of our products.

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

The apparel industry is highly competitive. We compete with a diverse group of direct-to-consumer companies and retailers, including national department store chains, women's and men's specialty apparel chains, outdoor specialty stores, apparel catalog businesses, sportswear marketers and online apparel businesses that sell similar lines of merchandise. Brand image, marketing, design, price, service, quality, image presentation and fulfillment are all competitive factors. Our competitors may be able to adopt more aggressive pricing policies, adapt to changes in customer tastes or requirements more quickly, devote greater resources to the design, sourcing, distribution, marketing and sale of their products, or generate greater national brand recognition than we can. An inability to overcome these potential competitive disadvantages or effectively market our products relative to our competitors could have an adverse effect on our business and results of operations. Similarly, our inability to market and sell our products in foreign jurisdictions could have an adverse effect on our business and results of operations.

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

The level of customer traffic and volume of customer purchases on our eCommerce websites is substantially dependent on our ability to provide attractive and accessible websites, a high-quality customer experience and reliable delivery of our merchandise. Although the success of our eCommerce websites also has historically been dependent on the performance of our direct mail catalogs, our strategy includes initiatives that are intended to improve marketing productivity and optimize catalog productivity. If we are unable to maintain and increase customer traffic to our eCommerce websites and the volume of goods they purchase, including, as a result of changes to the level and types of marketing or amount of spend allocated to each type of marketing, or through our failure to otherwise successfully promote and maintain our eCommerce websites and their associated services, our business and results of operations could be adversely affected.

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

Our strategy includes initiatives to further our reach in the United States and in a number of countries throughout the world, through various channels and brands, including through relationships with third party eCommerce marketplaces. We have limited experience operating in many of these locations and with third parties, and face major, established competitors and barriers to entry. We may seek additional business partners or licensees to assist us in these efforts however may not be successful in establishing such relationships.  Moreover, consumer tastes and trends may differ in many of these locations from those in our existing locations, and as a result, the sales of our products may not be successful or profitable. If our expansion efforts are not successful or do not deliver an appropriate return on our investments, our business could be adversely affected.

Our implementation of information technology systems could result in significant disruptions to our operations.

Our strategic initiatives include implementing information technology systems, support, and infrastructure enhancements to provide improved capabilities to better serve our customers and accommodate future growth. Implementation of these systems is highly dependent on coordination of numerous software, hardware and cloud-based system providers and internal business teams. The interdependence between information technology systems is a significant risk and the failure of any one system could have a material adverse effect on the implementation of our overall information technology infrastructure. Additionally, the deployment of new technology systems, may require substantial investments in our infrastructure and network. As we deploy, update and make enhancements, we must, among other things, continue to:

•	Update internal controls and operational processes as implementation progresses
•	Recruit and train qualified personnel to assist with change management
•	Conduct, manage and control routine business functions

Any difficulties encountered in completing these activities, as well as problems in technical resources, system performance or system adequacy, including loss or corruption of data, could delay implementation and deployment of new technologies, delayed shipments, decreases in productivity as our personnel and third-party providers implement and become familiar with new systems.  Failure to successfully deploy new technologies, enhancements of the infrastructure in a cost-effective manner, and in a manner that satisfies consumers' expectations, could have an adverse effect on our business, business prospects, financial condition or results of operations.

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

Our information technology systems are potentially vulnerable to malicious intrusion and targeted or random attack or breakdown. Although we have invested in the protection of our data and information technology and monitor our systems on an ongoing basis, there can be no assurance that these efforts will prevent breakdowns or breaches in our information technology systems that could adversely affect our business.

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

Any significant compromise or breach of customer, employee or company data security, whether held and maintained by us or by our third-party providers, or whether intentional or inadvertent, could significantly damage our reputation and result in additional costs, lost sales, fines and lawsuits. There is no guarantee that the procedures that Lands' End or our third-party providers have implemented to protect against unauthorized access to secured data are adequate to safeguard against all data security breaches.

The payment methods that we offer also subject us to potential fraud and theft by criminals, who continue to increase in sophistication, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data is compromised due to a breach or misuse of data, it could significantly damage our reputation, we may have higher transaction fees, be subject to fines or our ability to accept or facilitate certain types of payments may be impaired. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs.

We conduct business in and rely on sources for merchandise located in foreign markets, and our business may therefore be adversely affected by legal, regulatory, economic and political risks associated with international trade and those markets.

The majority of our merchandise is manufactured in Asia and South America, depending on the nature of the product mix.  In Fiscal 2019, we worked with approximately 145 vendors that manufactured substantially all of our products.  These products are either imported directly by us or indirectly by distributors who, in turn, sell products to us.  We purchase, in the ordinary course of business, raw materials and supplies essential to our operations from numerous suppliers around the world, including suppliers in the United States.  Any increase in the cost of merchandise purchased from these vendors or restrictions on the merchandise made available by these vendors could have an adverse effect on our business and results of operations.

We also sell our products in Canada, Europe and Japan, and we may develop a sales presence in other international markets. Our reliance on vendors in foreign markets and the marketing of products to customers in foreign markets creates risks inherent in doing business in foreign jurisdictions, including:

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

Changes in tariffs in the United States that may have an impact on the trading status of certain countries and may include retaliatory duties or other trade sanctions that, if enacted, would increase the cost of products purchased from suppliers in such countries with which we do business. Any inability on our part to rely on our foreign sources of production due to any of the factors listed above could have an adverse effect on our business, results of operations and financial condition.

The United Kingdom’s exit from the European Union will continue to have uncertain effects and could adversely impact our business, results of operations and financial condition.

The United Kingdom withdrew from the European Union effective as of January 31, 2020, and is now in a period of transition until the end of 2020. The transition period maintains all existing trading arrangements. During the transition period, the United Kingdom and European Union will negotiate future trading arrangements. There is considerable uncertainty around Brexit and volatility in the securities markets, and in currency exchange rates, may continue. The effects of Brexit on the economies of the European Union are also unknown and unpredictable. If a treaty governing movement of goods from the United Kingdom into the European Union is not negotiated, we could incur additional costs fulfilling orders in Europe, which could adversely affect our business.

Deterioration of relationships with our vendors and/or the failure of our new merchandise sourcing initiatives could have an adverse effect on our competitive position and operational results.

We have long standing relationships with the vendors that supply a significant portion of our merchandise, but do not operate under long-term agreements. Therefore, our success relies on maintaining good relations with these vendors. Our growth strategy depends to a significant extent on the willingness and ability of our vendors to efficiently supply merchandise that is consistent with our standards for quality and value. In the event we engage new vendors, it may cause us to encounter delays in production and added costs as a result of the time it takes to train our vendors in producing our products and adhering to our standards. If we cannot obtain a sufficient amount and variety of quality product at acceptable prices it could have a negative impact on our competitive position. This could result in lower revenues and decreased customer interest in our product offerings, which, in turn, could adversely affect our business and results of operations.

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

Our merchandising sourcing strategies increase the efficiency and responsiveness of our supply chain and include both vendor rationalization and vendor productivity.  In the event these strategies are unsuccessful our business could be adversely affected.

If we do not efficiently manage inventory levels, our results of operations could be adversely affected.

We must maintain sufficient inventory levels to operate our business successfully, but we must also avoid accumulating excess inventory, which increases working capital needs and lowers gross margins. We obtain substantially all of our inventory from vendors located outside the United States. Some of these vendors require lengthy advance notice of order requirements in order to be able to supply products in the quantities requested. This usually requires us to order merchandise and enter into commitments for the purchase of such merchandise well in advance of the time these products will be offered for sale, which makes responding to changing markets challenging.  If we do not accurately anticipate the future demand for a particular product or the time it will take to obtain new inventory, inventory levels will not be appropriate, and our results of operations could be adversely affected.

Our growth initiatives include the expansion of Company Operated stores which may not be successful and as a result our business and results of operations could be adversely affected.

The opening of Company Operated stores is part of our retail strategy which includes the design and implementation of a standardized store concept in our new store locations. The strategy is dependent on our ability to identify appropriate locations for the stores and attract customers with a compelling assortment.  Once a location is identified, we must successfully negotiate lease terms, manage the store build out and recruit and hire store management and associates. In addition, this strategy will require us to implement retail-specific marketing plans, and enhance inventory management skills specific to Retail, such as those related to allocation and replenishment of product. We may be unable to open retail stores in desired locations, on terms that are acceptable to us, due to availability.  If customers are not receptive of our new store concept, projected store sales and profitability may suffer.

The success of this strategy is also dependent on our ability to generate customer traffic by locating our new stores in prominent, successful shopping areas. Sales at these new stores will be derived from the volume of traffic. Our sales volume and store traffic generally may be adversely affected by, among other things, economic downturns in a particular area, competition from other retailers and the closing or decline in popularity of other stores in the vicinity in which we are located.

If we fail to timely and effectively obtain shipments of products from our vendors and deliver merchandise to our customers, our business and operating results could be adversely affected.

We do not own or operate any manufacturing facilities and therefore depend upon independent third-party vendors for the manufacture of our merchandise. We cannot control all of the various factors that might affect timely and effective procurement of supplies of product from our vendors and delivery of merchandise to our customers. A majority of the products that we purchase must be shipped to our distribution centers in Dodgeville, Reedsburg and Stevens Point, Wisconsin; Oakham, United Kingdom; and Fujieda, Japan. While our reliance on a limited number of distribution centers provides certain efficiencies, it also makes us more vulnerable to unforeseen causes that could delay or impair our ability to fulfill customer orders and/or ship merchandise to our stores. Our ability to mitigate the adverse impacts of these events depends in part upon the effectiveness of our disaster preparedness and response planning, as well as business continuity planning. Our utilization of imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to a distribution center, organized labor strikes and work stoppages, transportation and other delays in shipments, including as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States, the United Kingdom (including as a result of Brexit) and Japan, unexpected or significant port congestion, lack of freight availability and freight cost increases. In addition, if we experience a shortage of a popular item, we may be required to arrange for additional quantities of the item, if available, to be delivered through airfreight, which is significantly more expensive than standard shipping by sea. We may not be able to obtain sufficient freight capacity on a timely basis or at favorable shipping rates and, therefore, may not be able to timely receive merchandise from vendors or deliver products to customers.

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

If we are unable to protect or preserve the image of our brands, our reputation and our intellectual property rights, our business may be adversely affected.

We regard our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success. As such, we rely on trademark and copyright law, trade secret protection and confidentiality agreements with our associates, consultants, vendors and others to protect our proprietary rights. Nevertheless, the steps we take to protect our proprietary rights may be inadequate and we may experience difficulty in effectively limiting unauthorized use of our trademarks and other intellectual property worldwide. Unauthorized use of our trademarks, copyrights, trade secrets or other proprietary rights may cause significant damage to our brands and our ability to effectively represent ourselves to agents, suppliers, vendors, licensees and/or customers. While we intend to enforce our trademark and other proprietary rights, there can be no assurance that we are adequately protected in all countries or that we will prevail when defending our trademark and proprietary rights. If we are unable to protect or preserve the value of our trademarks or other proprietary rights for any reason, our brands and reputation could be damaged, and our business may be adversely affected.

Additionally, our efforts to pursue licensing and wholesaling activities with third parties increases risk of brand damage.  If third parties do not adhere to our standards or if we fail to maintain the image of our brands due to merchandise and service quality issues, actual or perceived, adverse publicity, governmental investigations or litigation, or other reasons, our brands and reputation could be damaged, and our business may be adversely affected.

Third parties may sue us for alleged infringement of their proprietary rights. The party claiming infringement might have greater resources than we do to pursue its claims, and we could be forced to incur substantial costs and devote significant management resources to defend against such litigation. If the party claiming infringement were to prevail, we could be forced to discontinue the use of the related trademark or design, pay significant damages, or enter into expensive royalty or licensing arrangements with the prevailing party, assuming these royalty or licensing arrangements are economically feasible, which they may not be.

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

As of January 31, 2020, we had goodwill and intangible asset balances totaling $367.0 million, which are subject to testing for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Our intangible assets consist of trade name of $257.0 million and goodwill of $110.0 million. Any event that impacts our reputation could result in impairment charges for our trade name. Long-lived assets, primarily property and equipment, are also subject to testing for impairment if events or changes in circumstances indicate that the asset might be impaired. A significant amount of judgment is involved in our impairment assessment. If actual results fall short of our estimates and assumptions used in estimating revenue growth, future cash flows and asset fair values, we could incur further impairment charges for intangible assets, goodwill or long-lived assets, which could have an adverse effect on our results of operations.

Our business is seasonal in nature, and any decrease in our sales or margins could have an adverse effect on our business and results of operations.

Our business is highly seasonal, with the highest levels of sales occurring during the fourth quarter of our fiscal year. Our sales and margins during the fourth quarter may fluctuate based upon factors such as the timing of holiday seasons and promotions, the amount of net revenue contributed by new and existing stores, the timing and level of markdowns, competitive factors, weather and general economic conditions. Any decrease in sales or margins, whether as a result of increased promotional activity or because of economic conditions, poor weather or other factors, could have an adverse effect on our business and results of operations. In addition, seasonal fluctuations also affect our inventory levels, since we usually order merchandise in advance of peak selling periods. We generally carry a significant amount of inventory, especially before the fourth quarter peak selling periods. If we are not successful in selling inventory during these periods, we may have to sell the inventory at significantly reduced prices, which could adversely affect our business and results of operations. Furthermore, with the seasonal nature of our business, over 2,000 flexible part-time employees join us each year to support our varying peak seasons, including the fourth quarter holiday shopping season. An inability to attract qualified seasonal personnel could interrupt our sales during this period.

Unseasonal or severe weather conditions may adversely affect our merchandise sales.

Our business is adversely affected by unseasonal weather conditions. Sales of certain seasonal apparel items, specifically outerwear and swimwear, are dependent, in part, on the weather and may decline in years in which weather conditions do not favor the use of these products. Sales of our spring and summer products, which traditionally consist of lighter clothing and swimwear, are adversely affected by cool or wet weather. Similarly, sales of our fall and winter products, which are traditionally weighted toward outerwear, are adversely affected by mild, dry or warm weather. In addition, severe weather events typically lead to temporarily reduced traffic at our retail locations which could lead to reduced sales of our merchandise. Severe weather events may impact our ability to supply our stores, deliver orders to customers on schedule and staff our stores and distribution centers, which could have an adverse effect on our business and results of operations.

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

Catalog mailings are a key aspect of our business and marketing efforts.  Increases in costs relating to postage, paper and printing would increase the cost of our catalog mailings and could reduce our profitability to the extent that we are unable to offset such increases by raising prices, by implementing more efficient printing, mailing, delivery and order fulfillment systems or by using alternative direct-mail formats.

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

We also depend upon external vendors to print and mail our catalogs. Partially due to the consolidation of printing companies, there is a limited number of printers that are capable of handling such needs which subjects us to risks if any printer fails to perform as required. A substantial amount of our catalog-related costs are incurred prior to mailing, and we are not able to adjust the costs of a particular catalog mailing to reflect the actual subsequent performance of the catalog.

We may be subject to assessments for additional state taxes, which could adversely affect our business.

In accordance with current law, we pay, collect and/or remit taxes for Federal State and local and foreign taxing jurisdictions where we are required by law. While we believe that we have appropriately remitted all taxes based on our interpretation of applicable law, tax laws are complex, and their application differs by taxing jurisdiction.

An increasing number of taxing jurisdictions may attempt to assess additional taxes and penalties on us or assert an error in our calculation. These include new obligations to collect sales, consumption, value added, or other taxes on online marketplaces and remote sellers, or other requirements that may result in liability for third party obligations. A change in the application of law, or an interpretation of the law that differs from our own may, if successful, adversely affect our business and results of operations.

On June 21, 2018, the U.S. Supreme Court decided, in South Dakota v. Wayfair, Inc., that state and local jurisdictions may, at least in certain circumstances, enforce a sales and use tax collection obligation on remote vendors that have no physical presence in such jurisdiction. A number of states have begun, or have positioned themselves to begin, requiring sales and use tax collection by remote vendors and/or by online marketplaces. The details and effective dates vary from state to state. We continue to monitor these developments and how our collection and remittance requirements will need to change in the relevant jurisdictions. It is possible that one or more jurisdictions may assert that we have liability for periods for which we have not collected sales, use or other similar taxes, and if such an assertion or assertions were successful it could result in substantial tax liabilities, including for past sales taxes and penalties and interest, which could materially affect our business, financial condition and operating results.

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

According to an amendment to Schedule 13D filed on December 19, 2019 with the SEC, ESL beneficially owned on the filing date 63.3% of our outstanding shares of common stock. Accordingly, ESL could have substantial influence over many, if not all, actions to be taken or approved by our stockholders, and will have a significant voice in the election of directors and any transactions involving a change of control. The interests of ESL, which has investments in other companies (including Sears Holdings and Transform Holdco), may from time to time diverge from the interests of our other stockholders.

Potential liabilities may arise related to the Separation, which could have an adverse effect on our financial condition and our results of operations.

The Official Committee of Unsecured Creditors of Sears Holdings Corporation has filed a lawsuit against ESL, former Sears directors and others alleging that several transactions, including the Separation, can be avoided as fraudulent transfers, and attacking the Separation and the decision to undertake the Separation on other similar theories of liability.  If a court were to determine that the Separation was voidable, in whole or in part, then subject to various defenses, the court might require ESL or other recipients of value received in connection with the Separation (potentially including our stockholders as recipients of shares of our common stock in connection with the Separation), to return some or all of the property received, or enter judgment against the recipient in the amount of the some or all of the value received.  If any of the agreements we entered into with Sears as part of the Separation (or payments we received thereunder) are challenged and avoided, subject to various defenses, the court might require us to return some or all of the property received, or enter judgment against us in the amount of the some or all of the value received, under or in connection with those agreements.

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

We may need additional financing in the future for our general corporate purposes or growth strategies and anticipate the need to refinance our long term debt and such financing may not be available on favorable terms, or at all, and may be dilutive to existing stockholders.

We may need to seek additional financing for our general corporate purposes or growth strategies. In addition, we anticipate the need to refinance some, or all, of the Term Loan that is due in April 2021. We may be unable to obtain any desired additional financing or refinance the Term Loan on terms favorable to us, or at all, depending on market and other conditions. The ability to raise additional financing depends on numerous factors that are outside of our control, including general economic and market conditions, the health of financial institutions, our credit ratings and lenders' assessments of our prospects and the prospects of the retail industry in general, all of which may be impacted by the COVID-19 pandemic. The lenders under any credit facilities or loan agreements we may enter into may not be able to meet their commitments if they experience shortages of capital and liquidity.  If we raise additional funds through the issuance of equity securities, our stockholders could experience dilution of their ownership interest.  If we raise additional funds by issuing debt, we may be subject to limitations on our operations due to restrictive covenants.  If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance our products, or respond to competitive pressures, any of which could negatively affect our business.  There can be no assurance that our ability to otherwise access the credit markets will not be adversely affected by changes in the financial markets and the global economy. If we are not able to fulfill our liquidity needs through operating cash flows and/or borrowings under credit facilities or otherwise in the capital markets, our business and financial condition would be adversely affected.

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

Lands' End Retail Properties

As of January 31, 2020, our U.S. retail footprint consists of 25 Company Operated stores. The U.S. retail stores average approximately 7,500 square feet.  Additionally, we have one smaller school uniform showroom that is used for fittings.

ITEM 3. LEGAL PROCEEDINGS

The Company is party to various claims, legal proceedings and investigations arising in the ordinary course of business. Some of these actions involve complex factual and legal issues and are subject to uncertainties. At this time, the Company is not able to either predict the outcome of these legal proceedings or reasonably estimate a potential range of loss with respect to the proceedings. While it is not feasible to predict the outcome of pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on our results of operations, cash flows or financial position taken as a whole.

Lands' End is the defendant in four separate lawsuits, each of which seeks class certification and alleges similar injuries and claims: (1) DeCrescentis et al., v. Lands' End, Inc., United States District Court for the Southern District of New York, Civil Action No. l 9-cv- 4717-LJL, complaint filed May 22, 2019; (2) Gilbert et al. v. Lands' End, Inc., United States District Court for the Western District of Wisconsin, Civil Action No. 3:19-cv-00823-JDP, complaint filed October 3, 2019; (3) Andrews et al. v. Lands' End, Inc., United States District Court for the Western District of Wisconsin, Civil Action No. 3:19-cv-01066-JDP, complaint filed on December 31, 2019, on behalf of 521 named plaintiffs, later amended to include 1,089 named plaintiffs; and (4) Davis et al. v. Lands' End, Inc. and Lands' End Business Outfitters, Inc., United States District Court for the Western District of Wisconsin, Case No. 3:20-cv-00195, complaint filed on March 4, 2020. Plaintiffs in DeCrescentis seeks class certification for similarly situated New York-based Delta Airlines flight attendants, gate agents, and ramp agents. Plaintiffs in Gilbert, Andrews, and Davis seek nationwide class certification on behalf of similarly situated Delta employees.

Plaintiffs in DeCrescentis and Gilbert allege they have suffered adverse health events and personal property damage as a result of wearing uniforms manufactured by Lands' End. Andrews and Davis plaintiffs assert personal injuries due to adverse health effects but do not allege personal property damage. The DeCrescentis matter is currently in discovery.

Plaintiffs in DeCrescentis, Gilbert, and Davis each assert that the damages sustained by the members of the proposed class exceed $5,000,000. Plaintiffs in all four cases seek damages for personal injuries, pain and suffering, severe emotional distress, financial or economic loss, including medical services and expenses, lost income and other compensable injuries.

On March 9, 2020, Plaintiffs in Gilbert, Andrews, and Davis filed a motion to consolidate the three case schedules. Lands' End has filed a motion in opposition of consolidation. Further, in Gilbert, Lands' End has filed a motion to strike class allegations.

Lands' End is vigorously defending all four lawsuits and believes they are without merit.

See Part II, Item 8, Financial Statements and Supplementary Data and Notes to Consolidated Financial Statements, Note 10, Commitments and Contingencies, for additional information regarding legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Lands' End's common stock is traded on the NASDAQ Stock Market under the ticker symbol LE. There were 7,246 stockholders of record at March 18, 2020.

Stock Performance Graph

The following graph compares the cumulative total return to stockholders on Lands' End common stock from January 30, 2015 through January 31, 2020, with the return on the NASDAQ Composite Index and the NASDAQ Global Retail Index for the same period. The graph assumes an initial investment of $100 on January 30, 2015 in each of our common stock, the NASDAQ Composite Index and the NASDAQ Global Retail Index.

	1/30/2015	1/29/2016	1/27/2017	2/2/2018	2/1/2019	1/31/2020
Lands' End, Inc.	$100	$63	$44	$47	$51	$34
NASDAQ Composite Index	$100	$100	$122	$156	$157	$197
NASDAQ Retail Index	$100	$100	$108	$138	$137	$158

This performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act or incorporated by reference into any of our filings, as amended, with the SEC, except as shall be expressly set forth by specific reference in such filing.

Dividends

Since the Separation we have not paid and we do not expect to pay in the foreseeable future, dividends on our common stock. Any payment of dividends will be at the discretion of our board of directors and will depend upon various factors then existing, including earnings, financial condition, results of operations, capital requirements, level of indebtedness, any contractual restrictions with respect to payment of dividends, restrictions imposed by applicable law, general business conditions and other factors that our board of directors may deem relevant. Additionally, the Debt Facilities contain various representations and warranties and restrictive covenants that, among other things, and subject to specified exceptions, restrict the ability of Lands' End and its subsidiaries to make dividends or distributions with respect to capital stock.

ITEM 6. SELECTED FINANCIAL DATA

The Consolidated Statements of Operations Data set forth below for the fiscal years ended January 31, 2020, February 1, 2019 and February 2, 2018 and the Consolidated Balance Sheet Data as of January 31, 2020 and February 1, 2019 are derived from the audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The Consolidated Statements of Operations Data for the fiscal years ended January 27, 2017 and January 29, 2016 and the Consolidated Balance Sheet data as of February 2, 2018, January 27, 2017 and January 29, 2016 are derived from the audited Consolidated Financial Statements not included in this Annual Report on Form 10-K. See Note 1, Background and Basis of Presentation, to the Consolidated Financial Statements and accompanying notes.

The selected historical consolidated financial statement and other financial data presented below should be read in conjunction with our Consolidated Financial Statements and accompanying notes and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year
(in thousands, except per share data and number of stores)	2019	2018	2017	2016	2015
Consolidated Statement of Operations Data(1)
Net revenue	$1,450,201	$1,451,592	$1,406,677	$1,335,760	$1,419,778
Net income (loss)(2)(3)(4)	$19,290	$11,590	$28,195	$(109,782)	$(19,548)
Basic and diluted earnings (loss) per common share(2)(3)(4)	$0.60	$0.36	$0.88	$(3.43)	$(0.61)
Basic average shares outstanding	32,343	32,190	32,076	32,021	31,979
Diluted average shares outstanding	32,345	32,526	32,110	32,021	31,979
Consolidated Balance Sheet Data
Total assets	$1,113,629	$1,110,911	$1,124,135	$1,114,391	$1,288,526
Long-term debt, net	378,657	482,453	486,248	490,043	500,838
Other Financial and Operating Data
Adjusted EBITDA(5)	$77,930	$70,466	$58,264	$39,832	$107,288
Number of stores at year end	25	74	189	230	246

(1)	The Company's fiscal year end is on the Friday preceding the Saturday closest to January 31 each year. Fiscal 2017 consisted of 53 weeks. All other fiscal years consisted of 52 weeks.
(2)	Fiscal 2016 Net loss includes an impairment charge of $173.0 million, $107.8 million net of tax, related to the non-cash write-down of the Company's trade name intangible asset, Lands' End.
(3)	Fiscal 2015 Net loss includes an impairment charge of $98.3 million, $62.0 million net of tax, related to the non-cash write-down of the Company's trade name intangible asset, Lands' End.
(4)

Fiscal 2018 and Fiscal 2017 Net income includes an Income tax benefit of $3.7 million and $30.6 million respectively, as a result of the Tax Act reform. See Note 9, Income Taxes, for additional details.

(5)

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
o	Intangible asset impairment—charge associated with the non-cash write-down of our trade name intangible asset, Lands' End, in Fiscal 2016 and Fiscal 2015.
o	Product recall—costs associated with a recall in Fiscal 2014 and the subsequent reversal of some costs in Fiscal 2016 and Fiscal 2015 as customer return rates were lower than Company estimates.
o

Corporate restructuring—in Fiscal 2019, Fiscal 2018 and Fiscal 2017, severance and contract losses associated with a transition of certain corporate activities from our New York office to our Dodgeville headquarters and the closure of school uniform showrooms.

o	Long-lived asset impairment – the non-cash write down of certain long-lived assets in Fiscal 2019.
o	Gain or loss on property and equipment—management considers the gains or losses on asset valuation to result from investing decisions rather than ongoing operations for all years presented.

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP measure for each of the periods indicated:

	Fiscal Year
(in thousands)	2019	2018	2017	2016	2015
Net income (loss)	$19,290	$11,590	$28,195	$(109,782)	$(19,548)
Income tax expense (benefit)	2,072	(1,959)	(27,747)	(69,098)	(9,691)
Other (income) expense, net	(1,912)	4,059	2,708	1,619	(671)
Interest expense	25,987	28,909	25,929	24,630	24,826
Intangible asset impairment	—	—	—	173,000	98,300
Depreciation and amortization	31,136	27,558	24,910	19,003	17,399
Product recall	—	—	—	(212)	(3,371)
Corporate restructuring	258	31	3,921	—	—
Long-lived asset impairment	1,365	—	—	—	—
(Gain) loss on disposal of property and equipment	(266)	278	348	672	44
Adjusted EBITDA	$77,930	$70,466	$58,264	$39,832	$107,288

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the Consolidated Financial Statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. See "Cautionary Statements Concerning Forward-Looking Statements" below and Item 1A, Risk Factors, in this Annual Report on Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements.

This section discusses our results of operations for the year ended January 31, 2020 as compared to the year ended February 1, 2019.  For a discussion and analysis of the year ended February 1, 2019 compared to February 2, 2018, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended February 1, 2019, filed with the SEC on March 28, 2019.

As used in this Annual Report on Form 10-K, references to the "Company", "Lands' End", "we", "us", "our" and similar terms refer to Lands' End, Inc. and its subsidiaries. Our fiscal year ends on the Friday preceding the Saturday closest to January 31.

Executive Overview

Description of the Company

Lands' End, Inc. is a leading uni-channel retailer of casual clothing, accessories, footwear and home products. Operating out of America’s heartland, we believe our vision and values make a strong connection with our core customers.  We offer products online at www.landsend.com, on third party online marketplaces and through retail locations. We are a classic American lifestyle brand with a passion for quality, legendary service and real value, and seek to deliver timeless style for women, men, kids and the home.

Lands’ End was founded in 1963 by Gary Comer and his partners to sell sailboat hardware and equipment by catalog. While our product focus has shifted significantly over the years, we have continued to adhere to our founder’s motto as one of our guiding principles: "Take care of the customer, take care of the employee and the rest will take care of itself."

Lands’ End seeks to provide a common customer experience regardless of whether our customers are interacting with us on our company websites, third party marketplaces, at Company Operated stores or other distribution outlets.  We have one external reportable segment and identify our operating segments according to how our business activities are managed and evaluated. Our operating segments consist of U.S. eCommerce, Retail, Lands' End Outfitters ("Outfitters"), Europe eCommerce and Japan eCommerce. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one external reportable segment.

Lands' End's product channels are eCommerce, Retail and Outfitters.  eCommerce offers products through the Company's eCommerce websites, third party online marketplaces and direct mail catalogs.  Retail sells products and services through Company Operated stores.  Outfitters sells products to end consumers, located primarily in the United States, through negotiated arrangements with client organizations to make specific styles or embroidered products available to members of client organizations, as well as through the Company's eCommerce websites and direct mail catalogs.

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

Seasonality

We experience seasonal fluctuations in our net revenue and operating results and historically have realized a significant portion of our net revenue and earnings for the year during our fourth fiscal quarter. We generated 37.9% and 34.6% of our net revenue in the fourth fiscal quarter of Fiscal 2019 and Fiscal 2018 respectively. Thus, lower than expected fourth quarter net revenue could have an adverse impact on our annual operating results.

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

Results of Operations

Fiscal Year. Our fiscal year end is on the Friday preceding the Saturday closest to January 31 each year. The fiscal periods in this report are presented as follows, unless the context otherwise requires:

Fiscal Year	Ended	Weeks
2019	January 31, 2020	52
2018	February 1, 2019	52

The following tables sets forth, for the periods indicated, selected income statement data:

	Fiscal 2019		Fiscal 2018
(in thousands)	$’s	% of Net Revenue	$’s	% of Net Revenue
Net revenue	$1,450,201	100.0%	$1,451,592	100.0%
Cost of sales (excluding depreciation and amortization)	828,309	57.1%	835,536	57.6%
Gross profit	621,892	42.9%	616,056	42.4%
Selling and administrative	543,962	37.5%	545,590	37.6%
Depreciation and amortization	31,136	2.1%	27,558	1.9%
Other operating expense, net	1,357	0.1%	309	0.0%
Operating income	45,437	3.1%	42,599	2.9%
Interest expense	25,987	1.8%	28,909	2.0%
Other (income) expense, net	(1,912)	(0.1)%	4,059	0.3%
Income before income taxes	21,362	1.5%	9,631	0.7%
Income tax expense (benefit)	2,072	0.1%	(1,959)	(0.1)%
Net income	$19,290	1.3%	$11,590	0.8%

Depreciation and amortization are not included in our cost of sales because we are a reseller of inventory and do not believe that including depreciation and amortization is meaningful. As a result, our gross profit may not be comparable to other entities that include depreciation and amortization related to the sale of their product in their gross profit measure.

Net Income and Adjusted EBITDA

We recorded Net income of $19.3 million and $11.6 million for Fiscal 2019 and Fiscal 2018 respectively. In addition to our Net income determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted EBITDA measurement. Adjusted EBITDA is computed as Net income appearing on the Consolidated Statements of Operations net of Income tax expense, Interest expense, Depreciation and amortization and certain significant items set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our business for comparable periods and as the basis for an executive compensation metric. The methods used by the Company to calculate its non-GAAP financial measures may differ significantly from methods used by other companies to compute similar measures. As a result, any non-GAAP financial measures presented herein may not be comparable to similar measures provided by other companies.  Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.

While Adjusted EBITDA is a non-GAAP measurement, management believes that it is an important indicator of operating performance, and useful to investors, because:

•	EBITDA excludes the effects of financings, investing activities and tax structure by eliminating the effects of interest, depreciation and income tax.
•

Other significant items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of results. We have adjusted our results for these items to make our results more comparable and therefore more useful to investors as the items are not representative of our ongoing operations.

▪

Corporate restructuring - in Fiscal 2019 and Fiscal 2018 severance and contract losses associated with a transition of certain corporate activities from our New York office to our Dodgeville headquarters and the closure of school uniform showrooms.

▪	Long-lived asset impairment - charge associated with the non-cash write-down of certain long-lived assets in Fiscal 2019.
▪	Gain or loss on property and equipment - management considers the gains or losses on asset valuation to result from investing decisions rather than ongoing operations in Fiscal 2019 and Fiscal 2018.

	Fiscal 2019		Fiscal 2018
(in thousands)	$’s	% of Net Revenue	$’s	% of Net Revenue
Net income	$19,290	1.3%	$11,590	0.8%
Income tax expense (benefit)	2,072	0.1%	(1,959)	(0.1)%
Other (income) expense, net	(1,912)	(0.1)%	4,059	0.3%
Interest expense	25,987	1.8%	28,909	2.0%
Operating income	45,437	3.1%	42,599	2.9%
Depreciation and amortization	31,136	2.1%	27,558	1.9%
Corporate restructuring	258	0.0%	31	0.0%
Long-lived asset impairment	1,365	0.1%	—	0.0%
(Gain) loss on disposal of property and equipment	(266)	(0.0)%	278	0.0%
Adjusted EBITDA	$77,930	5.4%	$70,466	4.9%

Discussion and Analysis

Fiscal 2019 Compared to Fiscal 2018

Net revenue

Total Net revenue for Fiscal 2019 was $1.45 billion, a decrease of $1.4 million or 0.1% from Fiscal 2018. The decrease was primarily attributable to the decrease in the Retail channel driven by fewer Lands’ End Shops at Sears stores partially offset by growth in our eCommerce channel.

Net revenue is presented by product channel in the following table:

(in thousands)	Fiscal 2019	% of Revenue	Fiscal 2018	% of Revenue
eCommerce	$1,104,829	76.2%	$1,039,929	71.7%
Outfitters	285,807	19.7%	289,251	19.9%
Retail	59,565	4.1%	122,412	8.4%
Total Net revenue	$1,450,201		$1,451,592

eCommerce Net revenue was $1.1 billion in Fiscal 2019, an increase of $64.9 million or 6.2% from $1.04 billion during the same period of the prior year.  The increase in eCommerce was largely attributable to continued enhancements in our seasonal product assortments and digital capabilities with a strong focus on the smartphone, which drove a year over year increase in our overall buyer file.

Outfitters Net revenue was $285.8 million in Fiscal 2019, a decrease of 1.2% from $289.3 million during the same period of the prior year. The decrease in Outfitters was largely attributable to the launch of the Delta Air Lines business which concluded in the first half of Fiscal 2018 and reductions in other national accounts primarily offset by the launch of the American Airlines business in Fiscal 2019 and improved school uniform promotional productivity.

Net revenue in Retail was $59.6 million in Fiscal 2019, a decrease of $62.8 million or 51.3% from $122.4 million during the same period of the prior year.  The decrease was attributable to the closure of all Lands' End Shops at Sears partially offset by an increase in Company Operated stores and positive comparable stores sales growth.  On January 31, 2020 there were 25 U.S. Company Operated stores and no Lands' End Shops at Sears compared to 16 U.S. Company Operated stores and 49 Lands' End Shops at Sears on February 1, 2019.

Gross Profit

In Fiscal 2019, total gross profit increased 0.9% to $621.9 million compared with $616.1 million for Fiscal 2018.  Gross margin increased 50 basis points to 42.9% of total Net revenue in Fiscal 2019 from 42.4% of total Net revenue in Fiscal 2018.

Selling and Administrative Expenses

Selling and administrative expenses were $544.0 million, or 37.5% of total Net revenue in Fiscal 2019 compared with $545.6 million, or 37.6% of total Net revenue in Fiscal 2018.  The approximately 10 basis points decrease was driven by expense management with the continued growth of the business and the closure of Lands' End Shops at Sears locations, partially offset by increases in digital marketing.

Depreciation and Amortization

Depreciation and amortization were $31.1 million in Fiscal 2019, an increase of $3.6 million or 13.0%, compared with $27.6 million in Fiscal 2018. The increase in Depreciation and amortization was primarily attributable to an increase in depreciation associated with our multi-year ERP system implementation, continued investment in our digital infrastructure and an increased number of U.S. Company Operated stores.

Other Operating Expense, Net

Other operating expense, net was $1.4 million in Fiscal 2019 compared to $0.3 million in Fiscal 2018.  The increase of $1.1 million was primarily the result of impairment of certain long-lived assets associated with our retail stores.

Operating Income

Operating income was $45.4 million in Fiscal 2019, compared with $42.6 million in Fiscal 2018. The increase of $2.8 million was largely due to increased revenue and the leveraging of the existing cost structure.

Interest Expense

Interest expense was $26.0 million in Fiscal 2019, compared with $28.9 million in Fiscal 2018.  The decrease of $2.9 million in interest expense was driven by the voluntary paydown of long-term debt during Fiscal 2019.

Other (Income) Expense

Other income was $1.9 million in Fiscal 2019 compared to other expense of $4.1 million in Fiscal 2018, driven by the establishment of a reserve against an indemnification asset in Fiscal 2018.

Income Tax Expense (Benefit)

We recorded an Income tax expense of $2.1 million for Fiscal 2019 which resulted in an effective tax rate of 9.7%, compared to an Income tax benefit of $2.0 million in Fiscal 2018 and an effective tax rate of (20.3)%.  The Fiscal 2019 tax rate reflected the benefit of the Company’s election to treat certain foreign entities as a U.S. Branch.  The Fiscal 2018 tax rate reflected revised estimates related to the Tax Act and the benefits of favorable state tax audit settlements for periods prior to Separation.

Net Income

As a result of the above factors, Net Income was $19.3 million, or $0.60 per diluted share in Fiscal 2019 compared to $11.6 million, or $0.36 per diluted share in Fiscal 2018.

Adjusted EBITDA

As a result of the above factors, Adjusted EBITDA increased 10.6% to $77.9 million in Fiscal 2019, compared to Adjusted EBITDA of $70.5 million in Fiscal 2018.

Liquidity and Capital Resources

Our primary need for liquidity is to fund working capital requirements of our business, capital expenditures, debt service and for general corporate purposes. Our cash and cash equivalents and the ABL Facility serve as sources of liquidity for short-term working capital needs and general corporate purposes. During Third Quarter Fiscal 2019 and Fourth Quarter Fiscal 2019 we had maximum borrowings of $83.3 million on the ABL Facility.  These borrowings were paid in full during Fourth Quarter Fiscal 2019. Cash generated from our net revenue and profitability, and somewhat to a lesser extent our changes in working capital, are driven by the seasonality of our business, with a significant amount of net revenue and operating cash flows generally occurring in the fourth fiscal quarter of each year. We expect that our cash on hand and cash flows from operations, along with our ABL Facility, will be adequate to meet our capital requirements and operational needs for at least the next 12 months.

Description of Material Indebtedness

Debt Arrangements

On November 16, 2017, the Company entered into the ABL Facility, which provides for maximum borrowings of $175.0 million for the Company, subject to a borrowing base.  Subsequent to Fiscal 2019 and before the filing of this Annual Report on Form 10-K for Fiscal 2019, the Company increased capacity under the ABL Facility by $25 million, so that maximum borrowings are $200 million.  The ABL Facility has a letter of credit sub-limit of $70.0 million and will mature no later than November 16, 2022, subject to customary extension provisions provided for therein. The ABL Facility is available for working capital and other general corporate purposes.  As of January 31, 2020, the Company had no outstanding borrowings on the ABL Facility. Upon entering into the ABL Facility, the Company incurred $1.5 million in debt origination fees. The fees were capitalized as debt issuance costs and are being amortized as an adjustment to Interest expense over the remaining life of the Debt Facilities.

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

Maturity; Amortization and Prepayments

The Term Loan Facility amortizes at a rate equal to 1% per annum and is subject to mandatory prepayment in an amount equal to a percentage of the borrower's excess cash flows (as defined in the Term Loan Facility) in each fiscal year, ranging from 0% to 50% depending on Lands' End's secured leverage ratio, and the proceeds from certain asset sales and casualty events.  Based on Fiscal 2019 results, and in accordance with the Term Loan Facility, no prepayments were required.

The Term Loan Facility matures on April 4, 2021 while the ABL Facility will mature no later than November 16, 2022.  The Company is in the process of seeking to refinance this debt.  See Item IA, Risk Factors, included elsewhere in this Annual Report on Form 10-K.

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

Representations and Warranties; Covenants

Subject to specified exceptions, the Debt Facilities contain various representations and warranties and restrictive covenants that, among other things, restrict the ability of Lands' End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the ABL Facility falls below the greater of 10% of the loan cap amount or $15.0 million, Lands' End will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Debt Facilities do not otherwise contain financial maintenance covenants. The Company was in compliance with all financial covenants related to the Debt Facilities as of January 31, 2020.

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

Cash Flows from Operating Activities

Operating activities generated net cash of $27.3 million and $48.2 million in Fiscal 2019 and Fiscal 2018 respectively. Our primary source of operating cash flows is the sale of merchandise goods and services to customers, while the primary use of cash in operations is the purchase of merchandise inventories.

In Fiscal 2019, net cash provided by operating activities decreased $20.9 million compared to Fiscal 2018 primarily due to the timing of the American Airlines launch.

Cash Flows from Investing Activities

Net cash used in investing activities was $38.0 million and $44.4 million for Fiscal 2019 and Fiscal 2018, respectively. Cash used in investing activities for all periods was primarily used in investing in information technology infrastructure, Company Operated stores and property and equipment.

For Fiscal 2020, we plan to invest a total of approximately $35 to $45 million in capital expenditures for strategic investments and infrastructure, primarily in technology and general corporate needs.

Cash Flows from Financing Activities

Net cash used in financing activities was $105.9 million and $5.8 million for Fiscal 2019 and Fiscal 2018 respectively. Financing activities in Fiscal 2019 consisted primarily of a $100 million voluntary prepayment of our Term Loan Facility in First Quarter 2019 and quarterly scheduled payments.

Contractual Obligations and Off-Balance-Sheet Arrangements

We have no material off-balance-sheet arrangements other than the guarantees and contractual obligations that are discussed below.

Information concerning our obligations and commitments to make future payments under contracts such as lease agreements, and other contingent commitments, as of January 31, 2020, is aggregated in the following table:

	Payments Due by Period
(in thousands)	Total	1 Year or less	2-3 Years	4-5 Years	After 5 years
Operating leases (1)	$60,035	$8,743	$14,930	$12,699	$23,663
Principal payments on long-term debt	385,388	5,150	380,238	-	-
Interest on long-term debt and ABL Facility fees	24,852	21,284	3,568	-	-
Purchase obligations	240,145	240,145	—	-	-
Total contractual obligations (2)	$710,419	$275,322	$398,736	$12,699	$23,663

(1)

Operating lease obligations consist primarily of future minimum lease commitments related to Lands' End's leases (refer to Note 4, Leases, of the consolidated financial statements for further details).

(2)	Purchase obligations primarily represent open purchase orders for inventory.

At January 31, 2020, Lands' End had UTBs of $1.2 million, which are not reflected in the table above. We are unable to reasonably estimate the timing of liability payments arising from uncertain tax positions in individual years due to uncertainties in the timing of effective settlement of tax positions. Pursuant to the Tax Sharing Agreement, Sears Holdings is generally responsible for all United States federal, state and local UTBs through the date of the Separation and, as such, the UTBs are recorded in Other liabilities in the Consolidated Balance Sheets and an indemnification asset from Sears Holdings for the pre-Separation UTBs is recorded in Other assets in the Consolidated Balance Sheets.  On October 15, 2018, Sears Holdings and certain of its subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of Title 11 of the United States Code (collectively the “Sears Filing").  As a result of the Sears Filing, the Company believes that the recovery of the UTBs provided by the Tax Sharing Agreement is uncertain. Sears Holdings rejected the Tax Sharing Agreement, per an order approved on April 4, 2019.  The Company recorded a non-cash charge of $2.6 million in the Third Quarter 2018 as the result of establishing a reserve against the indemnification asset.  As of January 31, 2020 the indemnification asset was $0.

Financial Instruments with Off-Balance-Sheet Risk

On November 16, 2017, the Company entered into the ABL Facility, which provides for maximum borrowings of $175.0 million for the Company, subject to a borrowing base.  Subsequent to Fiscal 2019 and before the filing of this Annual Report on Form 10-K for Fiscal 2019, the Company increased capacity under the ABL Facility by $25 million, so that maximum borrowings are $200 million.  The ABL Facility has a letter of credit sub-limit of $70.0 million and will mature no later than November 16, 2022, subject to customary extension provisions provided for therein. The ABL Facility is available for working capital and other general corporate purposes and was undrawn at January 31, 2020, other than for letters of credit.

The Company had borrowing availability under the ABL Facility of $151.7 million as of January 31, 2020, net of outstanding letters of credit of $23.3 million.

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

For financial reporting and tax purposes, the Company's United States inventory, primarily merchandise held for sale, is stated at last-in, first-out ("LIFO") cost, which is adjusted to the lower of cost or market. The Company accounts for its non-United States inventory on the first-in, first-out ("FIFO") method. The United States inventory accounted for using the LIFO method was 90% at January 31, 2020 and 88% at February 1, 2019.

We continually make assessments as to whether the carrying cost of inventory exceeds its market value and, if so, by what dollar amount. Excess inventories may be disposed of through our normal course of business.  Based on historical results experienced through various methods of disposition, we write down the carrying value of inventories that are not expected to be sold at or above cost. The excess and obsolete reserve balances were $11.0 million and $12.5 million as of January 31, 2020 and February 1, 2019, respectively.  For the inventory marked down to net realizable value, a one percentage point increase in our assumed recovery rates at January 31, 2020 would have had an immaterial impact on our consolidated financial statements.

Goodwill and Trade Name Impairment Assessments

Goodwill and the trade name indefinite-lived intangible asset are tested separately for impairment annually, during the fourth quarter, or are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The goodwill and trade name intangible asset relate to Kmart's acquisition of Sears Roebuck in March 2005.

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

During Fiscal 2019 and Fiscal 2018, the fair value of the reporting units exceeded their carrying value and as such, the Company did not record a goodwill impairment charge.  At the end of Fiscal 2019, the fair value of the U.S. eCommerce, Outfitters and Japan eCommerce reporting units exceeded the carrying value by 34.7%, 48.6% and 3.1% respectively.  The goodwill allocated to Japan is approximately $3.3 million.

Goodwill impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment, retail industry or in the equity markets, deterioration in our performance or our future projections, or changes in our plans for the reporting unit.

Indefinite-lived intangible asset impairment assessments

The Company's indefinite-lived intangible asset is the Lands' End trade name. Lands' End reviews the trade name for impairment, on an annual basis during fourth quarter, by comparing the carrying amount to its fair value, using the income approach.  Lands' End determined that the relief from royalty method of the income approach was most appropriate for analyzing the Company's indefinite-lived asset. This method is based on the assumption that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset class. The relief from royalty method involves two steps: (1) estimation of reasonable royalty rates for the assets and (2) the application of these royalty rates to a net revenue stream and discounting the resulting cash flows to determine a present value. The Company multiplied the selected royalty rate by the forecasted net revenue stream to calculate the cost savings (relief from royalty payment) associated with the asset. The cash flows are then discounted to present value using the selected discount rate and compared to the carrying value of the asset.

In Fiscal 2019, the Company tested the indefinite-lived intangible assets as required resulting in the fair value exceeded the carrying value by 19.1%.  As such, no trade name impairment charges were recorded in Fiscal 2019.

See Note 2, Summary of Significant Accounting Policies, and Note 8, Goodwill and Indefinite-Lived Intangible Assets, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for more information about these assets and the related impairment charges.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document contains forward-looking statements. Forward-looking statements reflect our current views with respect to, among other things, future events and performance. These statements may discuss, among other things, our net sales, gross margin, operating expenses, operating income, net income, cash flow, financial condition, financings, impairments, expenditures, growth, strategies, plans, achievements, dividends, capital structure, organizational structure, future store openings, market opportunities and general market and industry conditions. We generally identify forward-looking statements by words such as “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” “predict,” “believe,” “seek,” “continue,” “outlook,” “may,” “might,” “will,” “should,” “can have,” “likely” or the negative version of these words or comparable words. Forward-looking statements are based on beliefs and assumptions made by management using currently available information. These statements are only predictions and are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties. If one or more of these risks or uncertainties materialize, or if management’s underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include those set forth under Item 1A, Risk Factors, in this Annual Report on Form 10-K. Forward-looking statements speak only as of the date on which they are made. We expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable securities laws and regulations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in currency rates. We have not been materially impacted by fluctuations in foreign currency exchange rates as a significant portion of our business is transacted in United States dollars and is expected to continue to be transacted in United States dollars or United States dollar-based currencies. As of January 31, 2020 we had $13.7 million of cash denominated in foreign currency, principally in British Pounds, Euros and Yen. We do not enter into financial instruments for trading purposes or hedging and have not used any derivative financial instruments. We do not consider our foreign earnings to be permanently reinvested.

We are subject to interest rate risk with our Term Loan Facility and our ABL Facility, as both require us to pay interest on outstanding borrowings at variable rates. Each one percentage point change in interest rates associated with the Term Loan Facility would result in a $3.8 million change in our annual cash interest expenses. Assuming our ABL Facility was fully drawn to a principal amount equal to $175.0 million at January 31, 2020, each one percentage point change in interest rates would result in a $1.8 million change in our annual cash interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Lands’ End, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Lands’ End, Inc. and subsidiaries (the "Company") as of January 31, 2020 and February 1, 2019, the related consolidated statements of operations, comprehensive operations, cash flows, changes in stockholders’ equity for each of the three fiscal years in the period ended January 31, 2020, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2020 and February 1, 2019, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in the year ended January 31, 2020 due to the adoption of ASU No. 2016-02 Leases (Topic 842) using the modified retrospective method.

Definition and Limitations of Internal Control over Financial Reporting

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

March 23, 2020

We have served as the Company’s auditor since 2012.

LANDS' END, INC.

Consolidated Statements of Operations

for Fiscal Years Ended January 31, 2020, February 1, 2019 and February 2, 2018

(in thousands except per share data)	2019	2018	2017
REVENUES
Net revenue	$1,450,201	$1,451,592	$1,406,677
Cost of sales (excluding depreciation and amortization)	828,309	835,536	809,474
Gross profit	621,892	616,056	597,203

Selling and administrative	543,962	545,590	538,939
Depreciation and amortization	31,136	27,558	24,910
Other operating expense, net	1,357	309	4,269
Total costs and expenses	576,455	573,457	568,118
Operating income	45,437	42,599	29,085
Interest expense	25,987	28,909	25,929
Other (income) expense, net	(1,912)	4,059	2,708
Income before income taxes	21,362	9,631	448
Income tax expense (benefit)	2,072	(1,959)	(27,747)
NET INCOME	$19,290	$11,590	$28,195

NET INCOME PER COMMON SHARE ATTRIBUTABLE TO STOCKHOLDERS
Basic:	$0.60	$0.36	$0.88
Diluted:	$0.60	$0.36	$0.88

Basic weighted average common shares outstanding	32,343	32,190	32,076
Diluted weighted average common shares outstanding	32,345	32,526	32,110

See accompanying Notes to Consolidated Financial Statements.

LANDS' END, INC.

Consolidated Statements of Comprehensive Operations

for Fiscal Years Ended January 31, 2020, February 1, 2019 and February 2, 2018

(in thousands)	2019	2018	2017
NET INCOME	$19,290	$11,590	$28,195
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	195	(2,591)	4,282
COMPREHENSIVE INCOME	$19,485	$8,999	$32,477

See accompanying Notes to Consolidated Financial Statements.

LANDS' END, INC.

Consolidated Balance Sheets

(in thousands except per share data)	January 31, 2020	February 1, 2019
ASSETS
Current assets
Cash and cash equivalents	$77,148	$193,405
Restricted cash	2,149	1,948
Accounts receivable, net	50,953	34,549
Inventories, net	375,670	321,905
Prepaid expenses and other current assets	39,458	36,574
Total current assets	545,378	588,381
Property and equipment, net	157,665	149,894
Operating lease right-of-use asset	38,665	—
Goodwill	110,000	110,000
Intangible asset, net	257,000	257,000
Other assets	4,921	5,636
TOTAL ASSETS	$1,113,629	$1,110,911
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current borrowings and short-term debt	$5,150	$5,150
Accounts payable	158,436	123,827
Lease liability - current	5,864	—
Other current liabilities	114,116	112,274
Total current liabilities	283,566	241,251
Long-term debt, net	378,657	482,453
Lease liability - long-term	39,841	—
Deferred tax liabilities	57,651	58,670
Other liabilities	5,532	5,826
TOTAL LIABILITIES	765,247	788,200
Commitments and contingencies
STOCKHOLDERS' EQUITY
Common stock, par value $0.01- authorized: 480,000 shares; issued and outstanding: 32,382 and 32,220, respectively	324	320
Additional paid-in capital	360,656	352,733
Retained earnings (Accumulated deficit)	390	(17,159)
Accumulated other comprehensive loss	(12,988)	(13,183)
TOTAL STOCKHOLDERS' EQUITY	348,382	322,711
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,113,629	$1,110,911

See accompanying Notes to Consolidated Financial Statements.

LANDS' END, INC.

Consolidated Statements of Cash Flows

for Fiscal Years Ended January 31, 2020, February 1, 2019 and February 2, 2018

	Twelve months ended
(in thousands)	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,290	$11,590	$28,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,136	27,558	24,910
Amortization of debt issuance costs	1,722	1,755	1,904
(Gain) loss on disposal of property and equipment	(266)	278	348
Stock-based compensation	8,690	6,161	3,951
Deferred income taxes	(456)	223	(32,757)
Other	1,635	—	—
Change in operating assets and liabilities:
Inventories	(53,819)	7,773	(2,709)
Accounts payable	32,716	(29,433)	(6,950)
Other operating assets	(16,908)	17,824	(3,234)
Other operating liabilities	3,549	4,471	14,779
Net cash provided by operating activities	27,289	48,200	28,437
CASH FLOWS FROM INVESTING ACTIVITIES
Sales of property and equipment	906	456	68
Purchases of property and equipment	(38,878)	(44,852)	(38,145)
Net cash used in investing activities	(37,972)	(44,396)	(38,077)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing under ABL Facility	99,550	—	—
Payments of borrowing under ABL Facility	(99,550)	—	—
Payments of term-loan	(105,150)	(5,150)	(5,150)
Payments of employee withholding taxes on share-based compensation	(763)	(603)	(747)
Debt issuance costs	—	—	(1,515)
Net cash used in financing activities	(105,913)	(5,753)	(7,412)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	540	(635)	(1,419)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(116,056)	(2,584)	(18,471)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	195,353	197,937	216,408
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$79,297	$195,353	$197,937
SUPPLEMENTAL CASH FLOW DATA
Unpaid liability to acquire property and equipment	$7,364	$5,521	$7,756
Income taxes paid, net of refunds	$3,069	$1,221	$3,379
Interest paid	$23,728	$27,243	$23,458

See accompanying Notes to Consolidated Financial Statements.

LANDS' END, INC.

Consolidated Statements of Changes in Stockholders' Equity

				(Accumulated	Accumulated
			Additional	Deficit) /	Other	Total
	Common Stock Issued		Paid-in	Retained	Comprehensive	Stockholders'
(in thousands)	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 27, 2017	32,029	$320	$343,971	$(60,453)	$(12,426)	$271,412
Net loss	—	—	—	28,195	—	28,195
Cumulative translation adjustment, net of tax	—	—	—	—	4,282	4,282
Impact of Tax Act	—	—	—	2,448	(2,448)	—
Stock-based compensation expense	—	—	3,951	—	—	3,951
Vesting of restricted shares	110	—	—	—	—	—
Restricted stock shares surrendered for taxes	(38)	—	(747)	—	—	(747)
Balance at February 2, 2018	32,102	320	347,175	(29,810)	(10,592)	307,093
Net income	—	—	—	11,590	—	11,590
Cumulative translation adjustment, net of tax	—	—	—	—	(2,591)	(2,591)
Change in accounting principle related to revenue recognition	—	—	—	1,061	—	1,061
Stock-based compensation expense	—	—	6,161	—	—	6,161
Vesting of restricted shares	151	—	—	—	—	—
Restricted stock shares surrendered for taxes	(33)	—	(603)	—	—	(603)
Balance at February 1, 2019	32,220	320	352,733	(17,159)	(13,183)	322,711
Net income	—	—	—	19,290	—	19,290
Cumulative translation adjustment, net of tax	—	—	—	—	195	195
Change in accounting principle related to lease accounting, net of tax	—	—	—	(1,741)	—	(1,741)
Stock-based compensation expense	—	—	8,690	—	—	8,690
Vesting of restricted shares	210	4	(4)	—	—	—
Restricted stock shares surrendered for taxes	(48)	—	(763)	—	—	(763)
Balance at January 31, 2020	32,382	$324	$360,656	$390	$(12,988)	$348,382

See accompanying Notes to Consolidated Financial Statements.

LANDS’ END, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BACKGROUND AND BASIS OF PRESENTATION

Description of Business

Lands' End, Inc. ("Lands' End" or the "Company") is a leading uni-channel retailer of casual clothing, accessories, footwear and home products. Lands' End offers products online at www.landsend.com, on third party online marketplaces and through retail locations.

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

•	ASU - Financial Accounting Standards Board Accounting Standards Update
•	CAM - Common area maintenance for leased properties
•	Debt Facilities - Collectively, the ABL Facility and the Term Loan Facility
•	Deferred Awards - Time vesting stock awards
•	EPS - Earnings per share
•	ERP - Enterprise resource planning software solutions
•	ESL - ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert
•	FASB - Financial Accounting Standards Board
•	First Quarter 2019 - The 13 weeks ended May 3, 2019
•	Fiscal 2020 – The Company’s next fiscal year representing the 52 weeks ending January 29, 2021
•	Fourth Quarter 2019 – The 13 weeks ended January 31, 2020
•	GAAP - Accounting principles generally accepted in the United States
•	LIBOR - London inter-bank offered rate
•	Performance Awards - Performance-based stock awards
•	Option Awards - Stock option awards
•	Sears Holdings or Sears Holdings Corporation - Sears Holdings Corporation, a Delaware corporation, and its consolidated subsidiaries
•	Sears Roebuck - Sears, Roebuck and Co., a subsidiary of Sears Holdings Corporation
•	SEC - United States Securities and Exchange Commission
•	Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders
•	Tax Act - The Tax Cuts and Jobs Act passed by the United States government on December 22, 2017

•	Tax Sharing Agreement - A tax sharing agreement entered into by Sears Holdings Corporation and Lands' End in connection with the Separation
•	Term Loan Facility - Term loan credit agreements, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders
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

Reclassifications

Certain reclassifications have been made to prior year amounts within the Consolidated Balance Sheets to conform to the current year presentation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company's fiscal year end is on the Friday preceding the Saturday closest to January 31 each year. The fiscal periods in this report are presented as follows, unless the context otherwise requires:

Fiscal Year	Ended	Weeks
2019	January 31, 2020	52
2018	February 1, 2019	52
2017	February 2, 2018	53

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

Changes in the balance of the allowance for doubtful accounts are as follows:

(in thousands)	Fiscal 2019	Fiscal 2018
Beginning balance	$542	$637
Provision	151	192
Write-offs	(182)	(287)
Ending balance	$511	$542

Inventory

Inventories primarily consist of merchandise purchased for resale. For financial reporting and tax purposes, the Company's United States inventory, primarily merchandise held for sale, is stated at last-in, first-out ("LIFO") cost, which is lower than net realizable value. The Company accounts for its non-United States inventory on the first-in, first-out ("FIFO") method. The United States inventory accounted for using the LIFO method was 90% of total inventory as of January 31, 2020 and 88% as of February 1, 2019. If the FIFO method of accounting for inventory had been used, the effect on inventory would have been an increase of $0.9 million and $1.1 million as of January 31, 2020 and February 1, 2019, respectively.

The Company maintains a reserve for excess and obsolete inventory. The reserve is calculated based on historical experience related to liquidation/disposal of identified inventory. The excess and obsolescence reserve balances were $11.0 million and $12.5 million as of January 31, 2020 and February 1, 2019, respectively.

Deferred Catalog Costs and Marketing

Costs incurred for direct response marketing consist primarily of catalog production and mailing costs that are generally amortized within two months from the date catalogs are mailed. Unamortized marketing costs reported as prepaid assets were $14.7 million and $13.5 million as of January 31, 2020 and February 1, 2019, respectively. The Company expenses the costs of marketing for website, magazine, newspaper, radio and other general media when the marketing takes place. Marketing expenses, including catalog costs amortization, website-related costs and other print media were $194.9 million, $186.9 million and $186.4 million for Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively. These costs are included within Selling and administrative expenses in the accompanying Consolidated Statements of Operations.

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

(in thousands)	Asset Lives	January 31, 2020	February 1, 2019
Land	-	$3,459	$3,459
Buildings and improvements	15-30	100,269	99,400
Furniture, fixtures and equipment	3-10	59,731	62,823
Computer hardware and software	3-10	181,160	146,400
Leasehold improvements	3-7	8,423	6,569
Construction in progress		22,796	27,296
Gross property and equipment		375,838	345,947
Accumulated depreciation		(218,173)	(196,053)
Total property and equipment, net		$157,665	$149,894

As of January 31, 2020 and February 1, 2019, assets in development relate primarily to technological investments.

Depreciation expense is recorded over the estimated useful lives of the respective assets using the straight-line method. Leasehold improvements are depreciated over the shorter of the associated lease term or the estimated useful life of the asset. Depreciation expense was $31.1 million, $27.6 million and $24.9 million for Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively.

Impairment of Property and Equipment

Property and equipment are subject to a review for impairment if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Retail store long-lived assets, including right-of-use assets, are regularly reviewed for impairment indicators.  Impairment is assessed at the individual store level which is the lowest level of identifiable cash flows and considers the estimated undiscounted cash flows over the asset’s remaining life.  If estimated undiscounted cash flows are insufficient to recover the investment, an impairment loss is recognized equal to the difference between the estimated fair value of the asset and its carrying value, net of salvage, and any costs of disposition.  The fair value estimate is generally the discounted amount of estimated store-specific cash flows.  During Fiscal 2019 an impairment of $1.4 million was recognized for property and equipment in one Retail location.  During Fiscal 2018 an impairment of $254 thousand was recognized for property and equipment in two Retail locations.  There were no impairments of property and equipment recognized in Fiscal 2017.

Goodwill and Indefinite-lived Intangible Asset Impairment Assessments

Goodwill and the indefinite-lived trade name intangible asset are tested separately for impairment on an annual basis or are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The goodwill and trade name intangible asset relate to Kmart Holding Corporation's acquisition of Sears Roebuck in March 2005.

Frequently our impairment assessments contain multiple uncertainties because the calculation requires management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting cash flows under different scenarios. We perform goodwill and indefinite-lived intangible asset impairment tests on an annual basis and update these annual impairment tests mid-year if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit or indefinite-lived intangible asset below its carrying amount. If actual results fall short of our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material.

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

During Fiscal 2019 and Fiscal 2018, the fair value of the reporting units exceeded their carrying value and as such, the Company did not record a goodwill impairment charge.  At the end of Fiscal 2019, the fair value of the U.S. eCommerce, Outfitters and Japan eCommerce reporting units exceeded the carrying value by 34.7%, 48.6% and 3.1% respectively.   The goodwill allocated to Japan is approximately $3.3 million

Goodwill impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment, retail industry or in the equity markets, deterioration in our performance or our future projections, or changes in our plans for the reporting unit.

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

In Fiscal 2019, Fiscal 2018 and Fiscal 2017, the Company tested the indefinite-lived intangible assets as required resulting in the fair value exceeding the carrying value by 19.1%, 45.1% and 9.7% respectively.  As such, no trade name impairment charges were recorded in all periods presented.

Financial Instruments with Off-Balance-Sheet Risk

The Company entered into the ABL Facility on November 16, 2017, which provides for maximum borrowings of $175.0 million for the Company, subject to a borrowing base. Subsequent to Fiscal 2019 and before the filing of this Annual Report on Form 10-K for Fiscal 2019, the Company increased capacity under the ABL Facility by $25 million, so that maximum borrowings are $200 million. The ABL Facility has a letter of credit sub-limit of $70.0 million and will mature no later than November 16, 2022, subject to customary extension provisions provided for therein. The ABL Facility is available for working capital and other general corporate purposes, and was undrawn, at January 31, 2020, other than for letters of credit. See Note 3, Debt.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable. Total accounts receivable were $51.0 million and $34.5 million as of January 31, 2020 and February 1, 2019, respectively.  As of January 31, 2020 accounts receivable from two customers within the Outfitter’s business each represented more than 10% and a combined 54% of the accounts receivable balance.

Cash and cash equivalents, Accounts receivable, Accounts payable and Other current liabilities are reflected in the Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments.

Long-term debt, net is reflected in the Consolidated Balance Sheets at amortized cost. The fair value of debt was determined utilizing level 2 valuation techniques based on the closing inactive market bid price on January 31, 2020 and February 1, 2019. See Note 7, Fair Value of Financial Assets and Liabilities.

Foreign Currency Translations and Transactions

The Company translates the assets and liabilities of foreign subsidiaries from their respective functional currencies to United States dollars at the appropriate spot rates as of the balance sheet date. Revenue and expenses of operations are translated to United States dollars using weighted average exchange rates during the year. The foreign subsidiaries use the local currency as their functional currency. The effects of foreign currency translation adjustments are included as a component of Accumulated other comprehensive loss in the accompanying Consolidated Statements of Changes in Stockholders' Equity. The Company recognized a foreign exchange transaction gain of $3.4 million in Fiscal 2019, an insignificant gain in Fiscal 2018 and a loss of $4.8 million in Fiscal 2017, included within Cost of sales (excluding depreciation and amortization) in the accompanying Consolidated Statements of Operations.

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

The Company excludes from revenue, taxes assessed by governmental authorities, including value-added and other sales-related taxes, that are imposed on and concurrent with revenue-producing activities.

Contract Liabilities

Contract liabilities consist of payments received in advance of the transfer of control to the customer. As products are delivered and control transfers, the Company recognizes the deferred revenue in Net revenue in the Consolidated Statements of Operations. The following table summarizes the deferred revenue associated with payments received in advance of the transfer of control to the customer reported in Other current liabilities in the Consolidated Balance Sheets and amounts recognized through Net revenue for each period presented. The remainder of deferred revenue as of January 31, 2020 is expected to be recognized in Net revenue in the fiscal quarter ending May 1, 2020, as products are delivered to customers.

(in thousands)	Fiscal 2019	Fiscal 2018
Deferred revenue beginning of period	$9,051	$12,993
Deferred revenue recognized in period	(9,051)	(12,993)
Revenue deferred in period	8,096	9,051
Deferred revenue end of period	$8,096	$9,051

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

(in thousands)	Fiscal 2019	Fiscal 2018
Balance as of beginning of period	$18,191	$19,272
Gift cards sold	65,662	57,465
Gift cards redeemed	(60,043)	(56,502)
Gift card breakage	(1,218)	(984)
Change in accounting principle	—	(1,060)
Balance as of January 31, 2020	$22,592	$18,191

Refund Liabilities

Refund liabilities, primarily associated with product sales returns and retrospective volume rebates, represent variable consideration and are estimated and recorded as a reduction to Net revenue based on historical experience. As of Fiscal 2019 and Fiscal 2018, $21.6 million and $22.2 million, respectively, of refund liabilities, primarily associated with product returns, were reported in Other current liabilities in the Consolidated Balance Sheets.

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

Selling and administrative expenses included $6.4 million, $30.2 million and $47.1 million in Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively, of costs allocated or charged to the Company by Sears Holdings. See Note 11, Related Party Agreements and Transactions.

Corporate Restructuring

During Fiscal 2017, the Company implemented an initiative to right-size its New York Office in an effort to create efficiencies and refocus the Company back to its corporate headquarters in Dodgeville, Wisconsin. The restructuring included certain headcount reductions and the exit of a facility. The total restructuring charge as a result of this action was $3.9 million. As of January 31, 2020 and February 1, 2019 the Company had recorded a restructuring accrual of $0.7 million and $1.3 million, respectively, related to this initiative.  In Fiscal 2019, the Company closed five school uniform showrooms.

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

The Company performed an evaluation over its deferred tax assets and determined that a valuation allowance is considered necessary for certain jurisdictions. See Note 9, Income Taxes, for further details on the valuation allowance.

Lands' End and Sears Holdings Corporation entered into the Tax Sharing Agreement in connection with the Separation which governs Sears Holdings Corporation's and Lands' End's respective rights, responsibilities and obligations after the Separation with respect to liabilities for United States federal, state, local and foreign taxes attributable to the Lands' End business. Pursuant to this agreement, Sears Holdings Corporation is generally responsible for all United States federal, state and local UTBs, through the date of the Separation. On October 15, 2018, Sears Holdings Corporation and certain of its subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of Title 11 of the United States Code (collectively the “Sears Filing"). As a result of the Sears Filing, the Company believes that the recovery of the UTBs provided by the Tax Sharing Agreement is uncertain. Sears Holdings rejected the Tax Sharing Agreement, per an order approved on April 4, 2019.  The Company recorded a non-cash charge of $2.6 million in the Third Quarter 2018 as the result of establishing a reserve against the indemnification asset.  As of January 31, 2020 the indemnification asset was $0.

Self-Insurance

The Company has a self-insured plan for health and welfare benefits and provides an accrual to cover the obligation. The accrual for the self-insured liability is based on claims filed and an estimate of claims incurred but not yet reported. The Company considers a number of factors, including historical claims information, when determining the amount of the accrual. Costs related to the administration of the plan and related claims are expensed as incurred. Total expenses were $17.4 million, $17.1 million and $16.5 million for Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively.

The Company also has a self-insured plan for certain costs related to workers' compensation. The Company obtains third-party insurance coverage to limit exposure to this self-insured risk.

Postretirement Benefit Plan

Effective January 1, 2006, the Company decided to indefinitely suspend eligibility to the postretirement medical plan for future company retirees.

The Company has a 401(k) retirement plan, which covers most regular employees and allows them to make contributions. The Company also provides a matching contribution on a portion of the employee contributions. Total expense incurred under this plan was $3.6 million, $3.5 million and $3.2 million for Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) encompasses all changes in equity other than those arising from transactions with stockholders, and is comprised solely of foreign currency translation adjustments, impact of the Tax Act on the translation adjustments and net income (loss).

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Beginning balance: Accumulated other comprehensive loss (net of tax of $3,505, $2,816 and $6,691, respectively)	$(13,183)	$(10,592)	$(12,426)
Other comprehensive income (loss)
Foreign currency translation adjustments (net of tax of $(52), $689 and $(1,427), respectively)	195	(2,591)	4,282
Impact of Tax Act	—	—	(2,448)
Ending Balance: Accumulated other comprehensive loss (net of tax of $3,453, $3,505 and $2,816, respectively)	$(12,988)	$(13,183)	$(10,592)

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

Stock option awards ("Option Awards") provide the recipient with the option to purchase a set number of shares at a stated exercise price over the term of the contract, which is ten years for all Option Awards currently outstanding. Options are granted with a strike price equal to the stock price on the date of grant and vest ratably over a four-year period.

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

The following table summarizes the components of basic and diluted EPS:

(in thousands)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Net income	$19,290	$11,590	$28,195
Basic weighted average shares outstanding	32,343	32,190	32,076
Dilutive impact of stock awards	2	336	34
Diluted weighted average shares outstanding	32,345	32,526	32,110
Basic earnings per share	$0.60	$0.36	$0.88
Dilutive earnings per share	$0.60	$0.36	$0.88

Stock awards are considered anti-dilutive based on the application of the treasury stock method or in the event of a net loss. There were 745,575, 438,583 and 397,669 anti-dilutive shares excluded from the diluted weighted average shares outstanding in Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively.

Recently Adopted Accounting Pronouncements

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

The Company is a lessee under various lease agreements for its equipment and retail operations. The determination of whether an arrangement contains a lease and the classification of a lease, if applicable, is made at lease commencement (date in which the Company takes possession of the asset). At lease commencement the Company also measures and recognizes a right-of-use asset, representing the Company’s right to use the underlying asset, and a lease liability, representing the Company’s obligation to make lease payments under the terms of the arrangement. The lease term is defined as the noncancelable portion of the lease term plus any periods covered by an option to extend the lease, if it is reasonably certain that the option will be exercised. For the purposes of recognizing right-of-use assets and lease liabilities associated with the Company’s leases, the Company has elected the practical expedient of not recognizing a right-of-use asset or lease liability for short-term leases, which are leases with a term of twelve months or less. The Company's leases are classified as operating leases, which are included in the Operating lease right-of-use asset, Lease liability - current and Lease liability - long-term on the Company's Consolidated Balance sheets.

Right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments, over the lease term, as of the commencement date. Minimum lease payments include the fixed lease component of the agreement as well as any variable rate payments that depend on an index, initially measured using the index at the lease commencement date. Lease terms may include options to renew. If it is determined the lease will not be renewed, the right-of-use asset and lease liability for that lease will be adjusted to reflect the updated lease term. The Company does not have any leases with residual value guarantees or restrictions or covenants imposed by the lease.

Due to the absence of an implicit rate in the Company’s lease contracts, the Company estimates its incremental borrowing rate for each lease based on the lease term, lease currency and the Company’s credit spread. The yield curve selected at the lease commencement date represents one notch above the Company’s unsecured credit rating, and therefore is considered a close proxy for the incremental borrowing rate the Company would incur for secured debt.

Lease expense is recognized on a straight-line basis over the lease term and is included in Selling and administrative expense in the Consolidated Statements of Operations. Variable lease payments that do not depend on a rate or index and short-term rentals (leases with terms less than 12 months) are expensed as incurred.

The impact of adoption of the new lease guidance on the Consolidated Balance Sheets as of February 2, 2019 was as follows.  See Note 4, Leases, for further details.

(in thousands)	February 1, 2019 (as reported)	Impact of Adoption		February 2, 2019
Assets:
Operating lease right-of-use asset	$—	$27,494		$27,494
Liabilities:
Lease liability - current	—	9,892		9,892
Lease liability - long-term	—	21,700		21,700
Stockholders' Equity:				—
Accumulated deficit	(17,159)	(1,741)	(1)	(18,900)

(1)

At the time of implementation, the Company determined certain Operating lease right-of-use assets were impaired and recorded an adjustment to beginning retained earnings related to these impairments, net of tax.

NOTE 3. DEBT

Debt Arrangements

On November 16, 2017, the Company entered into the ABL Facility, which provides for maximum borrowings of $175.0 million for the Company, subject to a borrowing base. Subsequent to Fiscal 2019 and before the filing of this Annual Report on Form 10-K for Fiscal 2019, the Company increased capacity under the ABL Facility by $25 million, so that maximum borrowings are $200 million. The ABL Facility has a letter of credit sub-limit of $70.0 million and will mature no later than November 16, 2022, subject to customary extension provisions provided for therein. The ABL Facility is available for working capital and other general corporate purposes, and was undrawn, other than for letters of credit, as of January 31, 2020. Upon entering into the ABL Facility, the Company incurred $1.5 million in debt origination fees. The fees were capitalized as debt issuance costs and are being amortized as an adjustment to Interest expense over the remaining life of the Debt Facilities.

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

The Company's debt consisted of the following:

	January 31, 2020		February 1, 2019
(in thousands)	Amount	Rate	Amount	Rate
Term Loan Facility, maturing April 4, 2021	$385,388	5.05%	$490,538	5.77%
ABL Facility, maturing November 16, 2022	—	—%	—	—%
	385,388		490,538
Less: current maturities	5,150		5,150
Less: unamortized debt issuance costs	1,581		2,935
Long-term debt, net	$378,657		$482,453

The following table summarizes the Company's borrowing availability under the ABL Facility:

(in thousands)	January 31, 2020	February 1, 2019
ABL Facility maximum borrowing	$175,000	$175,000
Outstanding letters of credit	23,299	21,111
Borrowing availability under ABL	$151,701	$153,889

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

Customary agency fees are payable in respect of the Debt Facilities. The ABL Facility fees also include (i) commitment fees in an amount equal to 0.25% of the daily unused portions of the ABL Facility, and (ii) customary letter of credit fees.  During Third Quarter Fiscal 2019 and Fourth Quarter Fiscal 2019 the Company had maximum borrowings of $83.3 million on the ABL Facility. These borrowings were paid in full during Fourth Quarter Fiscal 2019.

Amortization and Prepayments

The Term Loan Facility amortizes at a rate equal to 1% per annum, and is subject to mandatory prepayment in an amount equal to a percentage of the borrower's excess cash flows (as defined in the Term Loan Facility) in each fiscal year, ranging from 0% to 50% depending on Lands' End's secured leverage ratio, and the proceeds from certain asset sales and casualty events. Based on Fiscal 2019 results and in accordance with the Term Loan Facility, no prepayments were required.  The Company's aggregate scheduled maturities of the Term Loan Facility as of January 31, 2020 are as follows:

(in thousands)
Less than 1 year	$5,150
1 - 2 years	380,238
2 - 3 years	—
3 - 4 years	—
4 - 5 years	—
$385,388

Guarantees; Security

All domestic obligations under the Debt Facilities are unconditionally guaranteed by Lands' End, Inc. and, subject to certain exceptions, each of its existing and future direct and indirect wholly-owned domestic subsidiaries. The ABL Facility is secured by a first priority security interest in certain working capital of the borrowers and guarantors consisting primarily of accounts receivable and inventory. The Term Loan Facility is secured by a second priority security interest in the same collateral, with certain exceptions.

The Term Loan Facility also is secured by a first priority security interest in certain property and assets of the borrowers and guarantors, including certain fixed assets and stock of subsidiaries. The ABL Facility is secured by a second priority security interest in the same collateral.

Representations and Warranties; Covenants

Subject to specified exceptions, the Debt Facilities contain various representations and warranties and restrictive covenants that, among other things, restrict the ability of Lands' End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the ABL Facility falls below the greater of 10% of the loan cap amount or $15.0 million, Lands' End will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Debt Facilities do not otherwise contain financial maintenance covenants. The Company was in compliance with all financial covenants related to the Debt Facilities as of January 31, 2020.

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

NOTE 4. LEASES

The Company is a lessee under various lease agreements for its retail operations and equipment. All leases are classified as operating leases. The Company’s leases have remaining terms of less than one year to ten years and contain various renewal options. The period which is subject to an option to extend the lease is included in the lease term if it is reasonably certain that the option will be exercised. Options to extend are reviewed within two years of option date.

The components of lease expense are as follows:

(in thousands)	Fiscal 2019
Operating lease expense	$9,210
Variable lease expense	1,682
Ending Balance	$10,892

         Short-term lease cost was not material for Fiscal 2019.

         Supplemental balance sheet information related to operating leases are as follows:

(in thousands)	Fiscal 2019
Operating lease right-of-use asset	$38,665
Lease liability - current	5,864
Lease liability - long-term	39,841
Weighted average remaining lease term in years	8.03
Weighted average discount rate	6.39%

Supplemental cash flow information related to operating leases are as follows:

(in thousands)	Fiscal 2019
Operating cash outflows from operating leases	$10,631
Operating lease right-of-use-assets obtained in exchange for lease liabilities	19,584

Maturities of operating lease liabilities as of January 31, 2020 are as follows (in thousands):

(in thousands)	Fiscal 2019
2020	$8,743
2021	7,834
2022	7,096
2023	6,512
2024	6,187
Thereafter	23,663
Total operating lease payments	$60,035
Less imputed interest	14,330
Present value of lease liabilities	$45,705

In Fourth Quarter 2019, the Company entered into several leases where possession of retail space will occur in Fiscal 2020.

Total future commitments under the Company’s operating leases as of February 1, 2019 were as follows for the fiscal years ending (in thousands):

(in thousands)	Fiscal 2018
2020	$10,851
2021	6,338
2022	4,873
2023	3,828
2024	2,839
Thereafter	10,590
Total minimum payments required	$39,319

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

ii.

Performance-based stock awards ("Performance Awards") are in the form of restricted stock units and have, in addition to a service requirement, performance criteria that must be achieved for the awards to be earned. For Performance Awards granted in Fiscal 2018 and after, the Target Shares earned can range from 50% to 200% once minimum thresholds have been reached, and depend on the achievement of Adjusted EBITDA and revenue performance measures for the cumulative three-fiscal year performance period beginning in the fiscal year of the grant date. The applicable percentage of the Target Shares, as determined by performance, vest after the completion of the applicable three-year performance period, and unearned Target Shares are forfeited. The fair value of the Performance Awards granted in Fiscal 2018 and after are based on the closing price of the Company’s common stock on the grant date. Stock based compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover and adjusted based on the Company's estimate of the percentage of the aggregate Target Shares expected to be earned.  Based on performance to date, the Company is currently accruing for Performance Awards based on a 100% payout, which is reflected in the financial information below.

iii.

Stock option awards ("Option Awards") provide the recipient with the option to purchase a set number of shares at a stated exercise price over the term of the contract, which is ten years for all Option Awards currently outstanding. Options are granted with a strike price equal to the stock price on the date of grant and vest ratably over a four-year period. The fair value of each Option Award is estimated on the grant date using the Black-Scholes option pricing model.

The following table summarizes the Company's stock-based compensation expense, which is included in Selling and administrative expense in the Consolidated Statements of Operations:

(in thousand)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Deferred Awards	5,591	4,407	3,212
Performance Awards	2,352	1,006	88
Option Awards	748	748	651
Total stock-based compensation expense	8,690	6,161	3,951

Deferred Awards

The following table provides a summary of the Deferred Awards activity for Fiscal 2019 and Fiscal 2018:

	Fiscal Year Ended
	January 31, 2020		February 1, 2019
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested deferred awards at beginning of year	594	$21.96	497	$22.07
Granted	428	15.62	294	21.93
Vested	(210)	21.93	(151)	22.32
Forfeited	(67)	20.65	(46)	21.62
Unvested deferred awards at end of year	745	18.49	594	21.96

Total unrecognized stock-based compensation expense related to unvested Deferred Awards was approximately $7.7 million as of January 31, 2020, which is expected to be recognized ratably over a weighted average period of 1.7 years. Deferred Awards granted to employees during Fiscal 2019 vest ratably over a period of three years.

Performance Awards

The following table provides a summary of the Performance Awards activity for Fiscal 2019 and Fiscal 2018:

	Fiscal Year Ended
	January 31, 2020		February 1, 2019
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested performance awards at beginning of year	176	$21.93	15	$21.94
Granted	265	15.73	195	21.90
Vested	—	—	—	—
Forfeited	(29)	18.85	(34)	21.90
Unvested performance awards at end of year	412	18.15	176	21.93

Total unrecognized stock-based compensation expense related to unvested Performance Awards was approximately $4.2 million as of January 31, 2020 which is expected to be recognized ratably over a weighted average period of 1.8 years. Performance Awards granted to employees during Fiscal 2019 and Fiscal 2018 vest, if earned, after completion of the applicable three-year performance period.

Options Awards

The following table provides a summary of the Options Award activity for Fiscal 2019 and Fiscal 2018:

	Fiscal Year Ended
	January 31, 2020		February 1, 2019
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested option awards at beginning of year	257	$8.73	343	$8.73
Granted	—	—	—	—
Vested	(86)	8.73	(86)	8.73
Forfeited	—	—	—	—
Unvested option awards at end of year	171	8.73	257	8.73

Total unrecognized stock-based compensation expense related to unvested Option Awards was approximately $0.9 million as of January 31, 2020, which is expected to be recognized ratably over a weighted average period of 1.1 years.  The Option Awards have a life of ten years and vest ratably over the first four years. As of January 31, 2020, 171,567 shares related to Option Awards were exercisable.  No options have been exercised during the fiscal year ended January 31, 2020.

NOTE 6. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

(in thousands)	January 31, 2020	February 1, 2019
Accrued employee compensation and benefits	$42,809	$42,439
Reserve for sales returns and allowances	21,641	22,222
Deferred gift card revenue	22,592	18,191
Accrued property, sales and other taxes	9,242	9,131
Other	9,736	11,240
Deferred revenue	8,096	9,051
Total other current liabilities	$114,116	$112,274

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

Restricted cash is reflected on the Consolidated Balance Sheets at fair value. The fair value of Restricted cash as of January 31, 2020 and February 1, 2019 was $2.1 million and $1.9 million, respectively, based on Level 1 inputs. Restricted cash amounts are valued based upon statements received from financial institutions.

Carrying values and fair values of other financial instruments in the Consolidated Balance Sheets are as follows:

	January 31, 2020		February 1, 2019
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including short-term portion	$385,388	$378,643	$490,538	$460,493

Long-term debt, including short-term portion was valued utilizing level 2 valuation techniques based on the closing inactive market bid price on January 31, 2020. There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis as of January 31, 2020 and February 1, 2019.

NOTE 8. GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSET

The Company's intangible assets, consisting of a trade name and goodwill, were originally valued in connection with a business combination accounted for under the purchase accounting method. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired.

The following table summarizes the Company's indefinite-lived intangible asset and Goodwill:

(in thousands)	January 31, 2020	February 1, 2019
Goodwill balance	$110,000	$110,000
Trade name balance	$257,000	$257,000

ASC 350, Intangibles - Goodwill and Other, requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that the carrying amount may not be recoverable. During Fiscal 2019, Fiscal 2018 and Fiscal 2017 the Company conducted impairment testing of its goodwill and indefinite-lived intangible asset. There were no impairment charges recorded for the indefinite-lived asset in Fiscal 2019 or Fiscal 2018.

There were no impairments of goodwill during any periods presented or since goodwill was first recognized. See also Note 2, Summary of Significant Accounting Policies-Goodwill and Intangible Asset Impairment Assessments, for further details.

NOTE 9. INCOME TAXES

The Company's income before income taxes in the United States and in foreign jurisdictions is as follows:

(in thousands)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Income before income taxes
United States	$21,406	$16,297	$9,011
Foreign	(44)	(6,666)	(8,563)
Total income before income taxes	$21,362	$9,631	$448

The components of the provision for (benefit from) income taxes are as follows:

(in thousands)	Fiscal 2019	Fiscal 2018	Fiscal 2017
United States	$2,105	$(1,959)	$(27,623)
Foreign	(33)	—	(124)
Total provision (benefit)	$2,072	$(1,959)	$(27,747)

(in thousands)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Current:
Federal	$979	$(4,457)	$4,804
State	1,549	2,275	330
Foreign	—	—	(124)
Total current	2,528	(2,182)	5,010
Deferred:
Federal	340	1,650	(34,901)
State	(763)	(1,427)	2,144
Foreign	(33)	—	—
Total deferred	(456)	223	(32,757)
Total provision (benefit)	$2,072	$(1,959)	$(27,747)

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Tax at statutory federal tax rate	21.0%	21.0%	33.8%	*
State income taxes, net of federal tax benefit	2.9%	10.0%	103.5%
Foreign differential	(4.0)%	(4.6)%	108.6%
Permanent differences	4.3%	23.4%	383.1%
Tax law changes	—%	—%	(7,793.7)%
Repatriation of foreign earnings	—%	(38.4)%	950.9%
Uncertain tax benefits	(0.8)%	(38.6)%	(600.1)%
Change in foreign valuation allowance	4.2%	19.2%	509.8%
Foreign branches	(15.9)%	—%	—%
Other, net	(2.0)%	(12.3)%	110.6%
Total	9.7%	(20.3)%	(6,193.5)%

*Under Internal Revenue Code Section 15(a), companies are required to calculate their federal tax rate using a blended rate based on the date of enactment of the Tax Act (“Federal Blended Rate”).  The Federal Blended Rate for the Company is 33.8% for Fiscal 2017.

Deferred tax assets and liabilities consisted of the following:

(in thousands)	January 31, 2020	February 1, 2019	February 2, 2018
Deferred tax assets
Deferred revenue	$3,797	$3,053	$3,292
Legal accruals	1,938	1,714	1,512
Deferred compensation	12,507	10,360	4,029
Reserve for returns	2,654	2,271	2,301
Inventory	3,413	3,690	3,099
CTA investment in foreign subsidiaries	3,453	3,505	2,816
Operating lease liabilities	10,319	—	—
Other	2,764	3,041	4,330
Net operating loss carryforward	6,018	5,117	2,284
Total deferred tax assets	46,863	32,751	23,663
Less valuation allowance	(6,526)	(5,079)	(2,284)
Net deferred tax assets	$40,337	$27,672	$21,379

Deferred tax liabilities
Intangible assets	$62,397	$62,959	$62,754
LIFO reserve	17,503	16,382	16,659
Property and equipment	7,208	5,098	—
Operating lease right-of-use assets	8,586	—	—
Catalog advertising	2,294	1,903	1,103
Total deferred tax liabilities	97,988	86,342	80,516
Net deferred tax liability	$57,651	$58,670	$59,137

As of January 31, 2020, the Company had $13.9 million of state net operating loss (“NOL”) carryforwards (generating a $1.0 million deferred tax asset) available to offset future taxable income.  The state NOL carryforwards generally expire between 2022 and 2038 with certain state NOLs generated after 2017 having indefinite carryforward.   The Company’s foreign subsidiaries had $14.9 million of NOL carryforwards (generating a $5.0 million deferred tax asset) available to offset future taxable income.  These foreign NOLs can be carried forward indefinitely, however, a valuation allowance was established since the future utilization of these NOLs is uncertain.

A reconciliation of the beginning and ending amount of UTBs is as follows:

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Gross UTB balance at beginning of period	$1,458	$4,531	$6,901
Tax positions related to the current period - gross increase	—	—	—
Tax positions related to the prior periods - gross decreases	(179)	(2,588)	(2,370)
Settlements	(77)	(485)	—
Lapse of statutes of limitations		—	—
Gross UTB balance at end of period	$1,202	$1,458	$4,531

As of January 31, 2020, the Company had UTBs of $1.2 million. Of this amount, $1.0 million would, if recognized, impact its effective tax rate. The Company does not expect that UTBs will fluctuate significantly in the next 12 months for tax audit settlements and the expiration of the statute of limitations for certain jurisdictions. Pursuant to the Tax Sharing Agreement, Sears Holdings is generally responsible for all United States federal, state and local UTBs through the date of the Separation and, as such, the UTBs are recorded in Other liabilities in the

Consolidated Balance Sheets.  However, Sears Holdings rejected the Tax Sharing Agreement, per an order approved on April 3, 2019.

The Company classifies interest expense and penalties related to UTBs and interest income on tax overpayments as components of income tax expense. As of January 31, 2020, the total amount of interest expense and penalties recognized on the balance sheet was $0.7 million ($0.6 million net of federal benefit). As of February 1, 2019, the total amount of interest and penalties recognized on the balance sheet was $0.8 million ($0.6 million net of federal benefit). The total amount of net interest expense recognized in the Consolidated Statements of Operations was insignificant for all periods presented. Sears Holdings and Lands' End files income tax returns in both the United States and various foreign jurisdictions.

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

For Fiscal 2018, the asset was written down $4.8 million related to favorable state tax audit settlements.  In addition, due to filings by Sears in the US Bankruptcy Court in the third quarter of Fiscal 2018, the Company believes that the recovery of the remaining UTB’s provided by the Tax Sharing Agreement to be uncertain.  Sears Holdings rejected the Tax Sharing Agreement, per an order approved on April 4, 2019.  In the third quarter of Fiscal 2018, the Company recorded a charge of $2.6 million to establish a reserve on the remaining balance of the indemnification asset.  Therefore, the indemnification asset was $0 at January 31, 2020 and February 1, 2019.

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

In December 2017, the SEC issued Staff Accounting Bulletin (SAB) 118 to provide guidance for companies that had not completed their accounting for the income tax effects of the Tax Act. Due to the complexities involved in accounting for the enactment of the Tax Act, SAB 118 allowed for a provisional estimate of the impacts of the Tax Act in our earnings for the year ended February 2, 2018, as well as up to a one-year measurement period that ended on December 22, 2018, for any subsequent adjustments to such provisional estimate. Pursuant to SAB 118, in Fiscal 2017, the Company recorded a $30.6 million benefit which consisted of the provisional amounts for the re-measurement of deferred tax balances at the new expected tax rates under the Tax Act. This includes a net reduction of deferred liabilities of $29.7 million plus a $5.2 million reduction to deferred liabilities on unremitted foreign earnings previously recorded. Both amounts are offset by the provisional amount for a nonrecurring transition tax liability of $4.3 million related to foreign investments under the Tax Act. The Company has completed its analysis of the impacts of the Tax Act, including analyzing the effects of any Internal Revenue Service and U.S. Treasury guidance issued, and state tax law changes enacted, within the maximum one-year measurement period resulting in an additional $3.7 million benefit, in Fiscal 2018, to the $30.6 million provisional amount previously recorded.

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

Lands' End is the defendant in four separate lawsuits, each of which seeks class certification and alleges similar injuries and claims: (1) DeCrescentis et al., v. Lands' End, Inc., United States District Court for the Southern District of New York, Civil Action No. l 9-cv- 4717-LJL, complaint filed May 22, 2019; (2) Gilbert et al. v. Lands' End, Inc., United States District Court for the Western District of Wisconsin, Civil Action No. 3:19-cv-00823-JDP, complaint filed October 3, 2019; (3) Andrews et al. v. Lands' End, Inc., United States District Court for the Western District of Wisconsin, Civil Action No. 3:19-cv-01066-JDP, complaint filed on December 31, 2019, on behalf of 521 named plaintiffs, later amended to include 1,089 named plaintiffs; and (4) Davis et al. v. Lands' End, Inc. and Lands' End Business Outfitters, Inc., United States District Court for the Western District of Wisconsin, Case No. 3:20-cv-00195, complaint filed on March 4, 2020. Plaintiffs in DeCrescentis seeks class certification for similarly situated New York-based Delta Airlines flight attendants, gate agents, and ramp agents. Plaintiffs in Gilbert, Andrews, and Davis seek nationwide class certification on behalf of similarly situated Delta employees.

Plaintiffs in DeCrescentis and Gilbert allege they have suffered adverse health events and personal property damage as a result of wearing uniforms manufactured by Lands' End.  Andrews and Davis plaintiffs assert personal injuries due to adverse health effects but do not allege personal property damage. The DeCrescentis matter is currently in discovery.

Plaintiffs in DeCrescentis, Gilbert, and Davis each assert that the damages sustained by the members of the proposed class exceed $5,000,000. Plaintiffs in all four cases seek damages for personal injuries, pain and suffering, severe emotional distress, financial or economic loss, including medical services and expenses, lost income and other compensable injuries.

On March 9, 2020, Plaintiffs in Gilbert, Andrews, and Davis filed a motion to consolidate the three case schedules. Lands' End has filed a motion in opposition of consolidation. Further, in Gilbert, Lands' End has filed a motion to strike class allegations.

Lands' End is vigorously defending all four lawsuits and believes they are without merit.

NOTE 11. RELATED PARTY AGREEMENTS AND TRANSACTIONS

According to statements on Schedule 13D filed with the SEC by ESL, ESL beneficially owns significant portions of both the Company's and Sears Holdings’ outstanding shares of common stock. Therefore, Sears Holdings, the Company's former parent company, is considered a related party.

On February 11, 2019, Transform Holdco acquired from Sears Holdings substantially all of the go-forward retail footprint and other assets and component businesses of Sears Holdings as a going concern.  The Company believes that ESL holds a significant portion of the membership interests of Transform Holdco and therefore consider that entity to be a related party as well.

In connection with and subsequent to the Separation, the Company entered into various agreements with Sears Holdings which, among other things, (i) governed specified aspects of the Company's relationship following the Separation, especially with regards to the Lands’ End Shops at Sears, and (ii) established terms pursuant to which subsidiaries of Sears Holdings provided services to the Company. Some of these agreements have been assumed by and assigned to Transform Holdco in connection with the proceedings related to the Sears Filing.

All Lands’ End Shops at Sears closed by January 31, 2020 and accordingly there will be no further rent or retail operations transactions with Sears Holdings or Transform Holdco in Fiscal 2020. The components of the transactions between the Company and Sears Holdings or Transform Holdco in Fiscal 2019, Fiscal 2018 and Fiscal 2017, which exclude pass-through payments to or from third parties, are as follows.

Lands' End Shops at Sears

Related party costs charged by Sears Holdings or Transform Holdco to the Company related to Lands' End Shops at Sears were as follows:

(in thousands)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Rent, CAM and occupancy costs	$3,768	$14,798	$22,084
Retail services, store labor	3,396	13,719	21,934
Financial services and payment processing	385	1,644	2,455
Supply chain costs	119	465	741
Total expenses	$7,668	$30,626	$47,214
Number of Lands’ End Shops at Sears at period end (1)	—	49	174

(1)	During Fiscal 2019, Fiscal 2018 and Fiscal 2017, 49, 125 and 42 Lands' End Shops at Sears were closed, respectively.

General Corporate Services

Related party costs charged by Sears Holdings or Transform Holdco to the Company for general corporate services were as follows:

(in thousands)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Sourcing	$7,456	$7,530	$10,243
Shop Your Way Loyalty Program	108	933	1,119
Shared services	176	190	176
Total expenses, net	$7,740	$8,653	$11,538

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

Use of Intellectual Property or Services

Related party revenue charged by the Company to Sears Holdings for the use of intellectual property or services is as follows:

(in thousands)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Call center services	$—	$—	$1,160
Lands' End business outfitters revenue	4	845	1,045
Credit card revenue	375	709	980
Royalty income	142	189	213
Gift card revenue	(14)	(17)	(32)
Total income	$507	$1,726	$3,366

Additional Related Party Balance Sheet Information

Following the Sears Filing, the Company began netting payables due to Sears Holdings or Transform Holdco, as applicable, against receivables due from Sears Holdings or Transform Holdco if and as allowed under its contracts. As a result, receivables and payables have been netted and are presented as a net receivable balance in Accounts receivable, net in the Consolidated Balance Sheets.  These amounts were immaterial as of January 31, 2020 and February 1, 2019.

In the third quarter Fiscal 2018, the Company recorded a non-cash charge of $2.6 million in Other expense, net, in the Consolidated Statement of Operations to reflect a reserve relating to pre-Separation UTBs (including penalties and interest) for which Sears Holdings Corporation indemnified the Company under a Tax Sharing Agreement entered into in connection with the Separation, the recovery of which had become uncertain as a result of the Sears Filing.  Sears Holdings rejected the Tax Sharing Agreement, per an order approved on April 4, 2019.  There was not an indemnification receivable as of January 31, 2020 and February 1, 2019.

NOTE 12. SEGMENT REPORTING

The Company's operating segments consist of U.S. eCommerce, Outfitters, Europe eCommerce, Japan eCommerce and Retail. The Company determined that each of the operating segments share similar economic and other qualitative characteristics thus the results of the operating segments are aggregated into one reportable external segment, consistent with the Company's multi-channel business approach.

Net revenue is presented by product channel in the following table:

(in thousands)	Fiscal 2019	% of Revenue	Fiscal 2018	% of Revenue	Fiscal 2017	% of Revenue
eCommerce	$1,104,829	76.2%	$1,039,929	71.7%	$975,446	69.3%
Outfitters	285,807	19.7%	289,251	19.9%	258,669	18.4%
Retail	59,565	4.1%	122,412	8.4%	172,562	12.3%
Total Net revenue	$1,450,201		$1,451,592		$1,406,677

The geographical allocation of Net revenue is based upon where the product is shipped.  The following presents summarized geographical information:

(in thousands)	Fiscal 2019	% of Revenue	Fiscal 2018	% of Revenue	Fiscal 2017	% of Revenue
United States	$1,247,288	86.0%	$1,245,157	85.8%	$1,204,199	85.6%
Europe	137,134	9.5%	138,761	9.6%	134,543	9.6%
Asia	48,470	3.3%	50,203	3.5%	48,704	3.5%
Other	17,309	1.2%	17,471	1.1%	19,231	1.3%
Total Revenue	$1,450,201		$1,451,592		$1,406,677

Property and equipment, net by geographical location are as follows:

(in thousands)	Fiscal 2019	Fiscal 2018	Fiscal 2017
United States	$148,340	$140,663	$126,015
Europe	8,716	8,773	9,862
Asia	609	458	625
Total Property and equipment, net	$157,665	$149,894	$136,502

Other than the United States, no one country is greater than 10% of total Net revenue or of total Property and equipment, net.

NOTE 13. QUARTERLY FINANCIAL DATA (UNAUDITED)

	2019
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(in thousands except share data)	$’s	% Net Sales	$’s	% Net Sales	$’s	% Net Sales	$’s	% Net Sales
Net revenue	262,433	100.0%	298,267	100.0%	340,023	100.0%	549,478	100.0%
Gross profit	119,874	45.7%	129,085	43.3%	154,175	45.3%	218,758	39.8%
Operating (loss) income	(4,736)	(1.8)%	(561)	(0.2)%	10,907	3.2%	39,827	7.2%
Net (loss) income	(6,818)	(2.6)%	(3,014)	(1.0)%	3,606	1.1%	25,516	4.6%
Basic earnings per common share	(0.21)		(0.09)		0.11		0.79
Diluted earnings per common share(1)	(0.21)		(0.09)		0.11		0.78

	2018
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(in thousands except share data)	$’s	% Net Sales	$’s	% Net Sales	$’s	% Net Sales	$’s	% Net Sales
Net revenue	299,825	100.0%	307,945	100.0%	341,570	100.0%	502,252	100.0%
Gross profit	133,025	44.4%	136,766	44.4%	150,962	44.2%	195,303	38.9%
Operating income	2,527	0.8%	875	0.3%	8,485	2.5%	30,712	6.1%
Net income	(2,630)	(0.9)%	(5,285)	(1.7)%	3,294	1.0%	16,211	3.2%
Basic earnings per common share	(0.08)		(0.16)		0.10		0.50
Diluted earnings per common share(1)	(0.08)		(0.16)		0.10		0.50
(1)	The sum of the quarterly earnings per share—basic and diluted amounts may not equal the fiscal year amount due to rounding.

NOTE 14. SUBSEQUENT EVENT

In March 2020, the World Health Organization declared the outbreak of a novel COVID-19 as a pandemic, which continues to spread throughout the United States.  In terms of the Company’s business, the Company does not anticipate a significant near term inventory or supply chain impact from the virus, but the Company has decided to close its 26 U.S. stores for several weeks, as part of the societal response to the current situation.  While retail sales are less than 5% of the Company’s total revenues and the disruption is expected to be temporary, the Company has also seen a negative impact on customer demand.  The Company cannot reasonably estimate the length or severity of this pandemic.  Therefore, while the Company expects this matter to negatively impact its business, results of operations, and financial position, the related financial impact cannot be reasonably estimated at this time.

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

Based on their evaluation the Chief Executive Officer and President and Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective as of January 31, 2020.

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

Management, including our President and Chief Executive Officer and Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation our management concluded that our internal control over financial reporting was effective as of January 31, 2020. Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies including our Company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act.  There have been no changes in the company’s internal control over financial reporting during the company’s most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 10 with respect to directors, the audit committee, audit committee financial experts and Section 16(a) beneficial ownership reporting compliance is included under the headings "Item 1. Election of Directors - Committees of the Board," "Corporate Governance - Director Independence" and "Other Information - Section 16(a) Beneficial Ownership Reporting Compliance" and in the biographies of the directors contained in "Item 1. Election of Directors," in our definitive proxy statement for our annual meeting of stockholders to be held on May 12, 2020 (the "2020 Proxy Statement.") which are incorporated herein by reference.

The information required by this Item 10 regarding the Company's executive officers is set forth under the heading "Information about our Executive Officers" in Part I of this Form 10-K and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive and director compensation is incorporated by reference to the material under the headings "Item 1. Election of Directors - Executive Compensation," "- Executive Compensation - Compensation Committee Interlocks and Insider Participation," "- Executive Compensation - Compensation Committee Report" and "- Compensation of Directors," of the 2020 Proxy Statement. The material incorporated herein by reference to the information set forth under the heading "- Executive Compensation - Compensation Committee Report" of the 2020 Proxy Statement shall be deemed furnished, and not filed, in this Annual Report on Form 10-K and shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, as a result of this furnishing except to the extent that it is specifically incorporated by reference by the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading "Item 1. Election of Directors - Beneficial Ownership of the Company's Common Stock" of the 2020 Proxy Statement.

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company's equity compensation plans as of January 31, 2020:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	Weighted- average exercise price of outstanding options, warrants and rights*	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))** (in thousands)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	918	22.00	2,085
Equity compensation plans not approved by security holders***	412	18.10	—
Total	1,330	18.66	2,085

*	The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding awards of RSUs, which have no exercise price.
**

Represents shares of common stock that may be issued pursuant to the Lands' End, Inc. Amended and Restated 2017 Stock Plan (the "2017 Stock Plan"). Awards under the 2017 Stock Plan may be restricted stock, stock unit awards, incentive stock options, nonqualified stock options, stock appreciation rights, or certain other stock-based awards.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the material under the headings "Certain Relationships and Transactions" and "Corporate Governance" of the 2020 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accountant fees and services is incorporated herein by reference to the material under the heading "Item 3. Ratification of Appointment of Independent Registered Public Accounting Firm - Independent Registered Accounting Firm Fees" of the 2020 Proxy Statement.

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

*4.2

First Amendment to ABL Credit Agreement, dated December 3, 2019, by and between Lands’ End, Inc. (as the Lead Borrower), Wells Fargo Bank, N.A. (as Agent, L/C Issuer and Swing Line Lender), the Other Lenders party thereto, Citizens Bank, N.A. (as Lender) and Suntrust Bank (as Lender), BMO Harris Bank N.A. (as Lender), and JPMorgan Chase Bank N.A. (as Lender)

4.3

Term Loan Credit Agreement, dated as of April 4, 2014, among Lands' End, Inc. (as the Borrower), Bank of America, N.A. (as Administrative Agent and Collateral Agent and as Arranger and Bookrunner) and the Lenders party thereto. (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on April 8, 2014 (File No. 001-09769)).

4.4

Term Loan Guarantee and Security Agreement, dated as of April 4, 2014, among Lands' End, Inc., as Borrower and certain of its wholly-owned subsidiaries, each as a Grantor, the other grantors from time to time party thereto and Bank of America, N.A., as Agent. (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on April 8, 2014 (File No. 001-09769)).

*4.5	Description of Securities Registered Under Section 12 of the Exchange Act
10.1	Lands' End, Inc. Amended and Restated 2017 Stock Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Lands' End, Inc. on May 13, 2019 (File No. 001-09769)).**
10.2

Director Compensation Policy effective as of May 24, 2018. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2018 (File No. 001-09769)).**

10.3

Director Compensation Policy effective as of March 19, 2019. (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2019 (File No. 001-09769))**

10.4

Lands' End, Inc. Umbrella Incentive Program (As Amended and Restated). (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).**

10.5

Lands' End, Inc. 2014 Stock Plan (As Amended and Restated). (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).**

10.6

Form of Restricted Stock Unit Award Agreement (Timed-Based). (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2018 (File No. 001-09769)).**

10.7	Form of Performance-Based Restricted Stock Unit Agreement. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 14, 2018 (File No. 001-09769)).**

10.8	Form of Nonqualified Stock Option Agreement. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on September 1, 2017 (File No. 001-09769)). **

10.9

Lands' End, Inc. Annual Incentive Plan (As Amended and Restated). (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).**

10.10

Lands' End, Inc. Long-Term Incentive Program (As Amended and Restated). (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).**

10.11

2017 Additional Definition Under Lands' End, Inc. Long-Term Incentive Program (As Amended and Restated). (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 12, 2017 (File No. 001-09769)).**

10.12

Lands' End, Inc. Cash Long-Term Incentive Plan (As Amended and Restated). (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).**

10.13

Letter from Lands' End, Inc. to Jerome S. Griffith relating to employment, dated December 19, 2016. (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2017 (File No. 001-09769)).**

10.14

Executive Severance Agreement dated and effective as of December 19, 2016 between Lands' End, Inc. and its affiliates and subsidiaries and Jerome S. Griffith. (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2017 (File No. 001-09769)).** (1)

10.15

Sign-on Restricted Stock Unit Agreement dated and effective as of March 6, 2017 between Lands' End, Inc. and Jerome S. Griffith. (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2017 (File No. 001-09769)).**

10.16

Sign-on Nonqualified Stock Option Agreement dated and effective as of March 6, 2017 between Lands' End, Inc. and Jerome S. Griffith. (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2017 (File No. 001-09769)).**

10.17

Letter from Lands' End, Inc. to James Gooch relating to employment, dated January 26, 2016 and effective as of January 27, 2016. (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2016 (File No. 001-09769)).**

10.18

Letter from Lands' End, Inc. to James Gooch relating to employment, dated December 20, 2016. (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2017 (File No. 001-09769)).**

10.19

Letter from Lands' End, Inc. to James Gooch relating to employment, dated March 29, 2017. (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2017 (File No. 001-09769)).**

10.20

Executive Severance Agreement dated and effective as of January 27, 2016 between Lands' End, Inc. and its affiliates and subsidiaries and James Gooch. (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal quarter ended January 29, 2016 (File No. 001-09769)).**

10.21

Letter from Lands' End, Inc. to Peter L. Gray relating to employment, dated April 21, 2017. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 28, 2017 (File No. 001-09769)).**

10.22

Executive Severance Agreement dated and effective as of April 21, 2017 between Lands' End, Inc. and its affiliates and subsidiaries and Peter L. Gray. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 28, 2017 (File No. 001-09769)).**

10.23

Letter from Lands' End, Inc. to Chieh Tsai relating to employment, dated January 3, 2019. (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2019 (File No. 001-09769)).**

10.24

Executive Severance Agreement dated and effective as of January 7, 2019 between Lands' End, Inc. and its affiliates and subsidiaries and Chieh Tsai. (incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2019 (File No. 001-09769)).**

10.25

Executive Severance Agreement dated and effective as of December 5, 2014 between Lands' End, Inc. and its affiliates and subsidiaries and Kelly Ritchie. (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2019 (File No. 001-09769)).**

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

LANDS' END, INC. (Registrant)
By:	/s/ James Gooch
Name:	James Gooch
Title:	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer
Date:	March 23, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:		Date:
/s/ Jerome Griffith	Director, Chief Executive Officer and President (Principal Executive Officer)	March 23, 2020
Jerome Griffith

/s/ James Gooch	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 23, 2020
James Gooch

/s/ Bernard McCracken	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 23, 2020
Bernard McCracken

/s/ Josephine Linden	Chairman of the Board of Directors	March 23, 2020
Josephine Linden

/s/ Robert Galvin	Director	March 23, 2020
Robert Galvin

/s/ Elizabeth Leykum	Director	March 23, 2020
Elizabeth Leykum

/s/ John T. McClain	Director	March 23, 2020
John T. McClain

/s/ Maureen Mullen	Director	March 23, 2020
Maureen Mullen

/s/ Jignesh Patel	Director	March 23, 2020
Jignesh Patel

/s/ Jonah Staw	Director	March 23, 2020
Jonah Staw