Form 10-Q
period 2020-05-01
LANDS' END, INC.
filed 2020-07-22
CIK 799288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 1, 2020

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

As of July 20, 2020 the registrant had 32,600,590 shares of common stock, $0.01 par value, outstanding.

Explanatory Note

In reliance on the Securities and Exchange Commission (the “SEC”) Order Under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies, SEC Release No. 34-88465, dated March 25, 2020 (the “Order”), the Company delayed the filing of this Quarterly Report on Form 10-Q, which was originally due on June 10, 2020.

The Company required additional time to finalize this Quarterly Report on Form 10-Q due to circumstances related to the coronavirus disease 2019 (COVID-19) pandemic. Areas such as impairment review of goodwill and long-lived assets, inventory reserves, lease accounting, other contingencies and accounting for the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) were complexities due to the impact of the COVID-19 pandemic that the Company deemed it necessary to review further prior to the finalization of the financial statements.  Among other factors, the furlough of a majority of its corporate staff through May 26, 2020 and the “Safer at Home” order that was in effect for the State of Wisconsin from March 26, 2020 to May 14, 2020 materially impacted the Company’s employees, including employees who assist in preparing this Quarterly Report on Form 10-Q.  In addition, since mid-March, management of the Company has been focused on responding to the pandemic and implementing programs and changes at the Company, including those regarding furloughs, workforce reductions, inventory management, liquidity management and financial flexibility, reductions in capital investment, store closures and re-opening plans, and the safety and wellness of employees in operations that have remained operational on its campus (primarily its distribution and customer care centers).

LANDS’ END, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MAY 1, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDS’ END, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	13 Weeks Ended
(in thousands, except per share data)	May 1, 2020	May 3, 2019
Net revenue	$217,008	$262,433
Cost of sales (excluding depreciation and amortization)	122,853	142,559
Gross profit	94,155	119,874

Selling and administrative	105,796	116,844
Depreciation and amortization	8,786	7,618
Other operating expense, net	4,285	148
Operating loss	(24,712)	(4,736)
Interest expense	5,311	7,834
Other income, net	(173)	(867)
Loss before income taxes	(29,850)	(11,703)
Income tax benefit	(9,207)	(4,885)
NET LOSS	$(20,643)	$(6,818)
NET LOSS PER COMMON SHARE
Basic:	$(0.64)	$(0.21)
Diluted:	$(0.64)	$(0.21)

Basic weighted average common shares outstanding	32,448	32,261
Diluted weighted average common shares outstanding	32,448	32,261

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Comprehensive Operations

(Unaudited)

	13 Weeks Ended
(in thousands)	May 1, 2020	May 3, 2019
NET LOSS	$(20,643)	$(6,818)
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(1,259)	(234)
COMPREHENSIVE LOSS	$(21,902)	$(7,052)

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	May 1, 2020	May 3, 2019	January 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$59,134	$40,221	$77,148
Restricted cash	1,953	1,821	2,149
Accounts receivable, net	35,381	27,510	50,953
Inventories, net	383,163	319,319	375,670
Prepaid expenses and other current assets	46,221	35,304	39,458
Total current assets	525,852	424,175	545,378
Property and equipment, net	155,511	152,405	157,665
Operating lease right-of-use asset	38,621	29,327	38,665
Goodwill	106,700	110,000	110,000
Intangible asset, net	257,000	257,000	257,000
Other assets	4,651	5,473	4,921
TOTAL ASSETS	$1,088,335	$978,380	$1,113,629
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current borrowings on ABL Facility	$75,000	$—	$—
Current borrowings on Term Loan	382,858	5,150	5,150
Accounts payable	101,445	98,623	158,436
Lease liability - current	5,867	8,786	5,864
Other current liabilities	82,904	84,172	114,116
Total current liabilities	648,074	196,731	283,566
Long-term debt, net	—	381,504	378,657
Lease liability - long-term	41,388	24,772	39,841
Deferred tax liabilities	65,446	56,108	57,651
Other liabilities	5,529	4,060	5,532
TOTAL LIABILITIES	760,437	663,175	765,247
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 authorized: 480,000 shares; issued and outstanding: 32,596, 32,363 and 32,382, respectively	326	324	324
Additional paid-in capital	362,072	354,016	360,656
Accumulated deficit	(20,253)	(25,718)	390
Accumulated other comprehensive loss	(14,247)	(13,417)	(12,988)
TOTAL STOCKHOLDERS' EQUITY	327,898	315,205	348,382
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,088,335	$978,380	$1,113,629

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	13 Weeks Ended
(in thousands)	May 1, 2020	May 3, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,643)	$(6,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,786	7,618
Amortization of debt issuance costs	429	434
Loss (gain) on property and equipment	842	(55)
Stock-based compensation	1,828	1,974
Deferred income taxes	8,132	(2,501)
Goodwill impairment	3,300	—
Other	821	(133)
Change in operating assets and liabilities:
Inventories	(8,502)	2,234
Accounts payable	(54,084)	(20,205)
Other operating assets	6,902	10,612
Other operating liabilities	(28,009)	(29,450)
Net cash used in operating activities	(80,198)	(36,290)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(10,789)	(15,042)
Net cash used in investing activities	(10,789)	(15,042)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under ABL Facility	75,000	—
Payments of term-loan	(1,288)	(101,287)
Payments of employee withholding taxes on share-based compensation	(410)	(687)
Net cash provided by (used in) financing activities	73,302	(101,974)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(525)	(5)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(18,210)	(153,311)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	79,297	195,353
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$61,087	$42,042
SUPPLEMENTAL CASH FLOW DATA
Unpaid liability to acquire property and equipment	$4,707	$4,901
Income taxes paid, net of refunds	$(1,210)	$12
Interest paid	$4,667	$6,966
Lease liabilities arising from obtaining Operating lease right-of-use assets	$3,074	$3,731

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS' END, INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock Issued		Additional Paid-in	Retained Earnings/ (Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands)	Shares	Amount	Capital	Deficit)	Loss	Equity
Balance at January 31, 2020	32,382	$324	$360,656	$390	$(12,988)	$348,382
Net loss	—	—	—	(20,643)	—	(20,643)
Cumulative translation adjustment, net of tax	—	—	—	—	(1,259)	(1,259)
Stock-based compensation expense	—	—	1,828	—	—	1,828
Vesting of restricted shares	275	2	(2)	—	—	—
Restricted stock shares surrendered for taxes	(61)	—	(410)	—	—	(410)
Balance at May 1, 2020	32,596	$326	$362,072	$(20,253)	$(14,247)	$327,898

	Common Stock Issued		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands)	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at February 1, 2019	32,220	$320	$352,733	$(17,159)	$(13,183)	$322,711
Net loss	—	—	—	(6,818)	—	(6,818)
Cumulative translation adjustment, net of tax	—	—	—	—	(234)	(234)
Change in accounting principle related to lease accounting, net of tax	—	—	—	(1,741)	—	(1,741)
Stock-based compensation expense	—	—	1,974	—	—	1,974
Vesting of restricted shares	185	4	(4)	—	—	—
Restricted stock shares surrendered for taxes	(42)	—	(687)	—	—	(687)
Balance at May 3, 2019	32,363	$324	$354,016	$(25,718)	$(13,417)	$315,205

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BACKGROUND AND BASIS OF PRESENTATION

Description of Business

Lands' End, Inc. ("Lands' End" or the "Company") is a leading uni-channel retailer of casual clothing, accessories, footwear and home products. Lands’ End offers products online at www.landsend.com, on third party online marketplaces and through retail locations.

Terms that are commonly used in the Company's Notes to Condensed Consolidated Financial Statements are defined as follows:

•	ABL Facility - Asset-based senior secured credit agreements, dated as of November 16, 2017, with Wells Fargo Bank, N.A. and certain other lenders

•	Adjusted EBITDA - Net income (loss) net of Income tax benefit, Other income (expense), net, Interest expense, Depreciation and amortization and certain significant items

•

ASC - FASB Accounting Standards Codification, which serves as the source for authoritative GAAP, as supplemented by rules and interpretive releases by the SEC which are also sources of authoritative GAAP for SEC registrants

•	ASU - FASB Accounting Standards Update

•	CARES Act – The Coronavirus Aid, Relief and Economic Security Act signed into law on March 27, 2020.

•	Debt Facilities - Collectively, the ABL Facility and the Term Loan Facility

•	Deferred Awards - Time vesting stock awards

•	EPS - Earnings per share

•	ESL - ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert

•	FASB - Financial Accounting Standards Board

•	First Quarter 2020 – The 13 weeks ended May 1, 2020

•	First Quarter 2019 - The 13 weeks ended May 3, 2019

•	Fiscal 2018 - The 52 weeks ended February 1, 2019

•	Fiscal 2019 - The 52 weeks ended January 31, 2020

•	GAAP - Accounting principles generally accepted in the United States

•	LIBOR - London inter-bank offered rate

•	Option Awards - Stock option awards

•	Performance Awards - Performance-based stock awards

•	Sears Holdings or Sears Holdings Corporation - Sears Holdings Corporation, a Delaware corporation, and its consolidated subsidiaries

•	Second Quarter 2020 – the 13 weeks ending July 31, 2020

•	Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders

•	Term Loan Facility - Term loan credit agreements, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders

•

Transform Holdco - Transform Holdco LLC, an affiliate of ESL, which on February 11, 2019 acquired from Sears Holdings substantially all of the go-forward retail footprint, and other assets and component businesses of Sears Holdings as a going concern

•	Year-to-Date 2020 - The 13 weeks ended May 1, 2020

•	Year-to-Date 2019 - The 13 weeks ended May 3, 2019

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Lands' End, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all material adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. Dollar amounts are reported in thousands, except per share data, unless otherwise noted. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Lands' End Annual Report on Form 10-K filed with the SEC on March 23, 2020.

Pursuant to ASC 205, Presentation of Financial Statements, the Company is required to and does evaluate at each annual and interim period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company’s Term Loan Facility matures on April 4, 2021, which is within one year after the date of the Condensed Consolidated Financial Statements issued with this Quarterly Report on Form 10-Q. As of May 1, 2020, the remaining balance outstanding under the Term Loan Facility was $384.1 million.  In addition, in the event the Term Loan Facility debt is not extended, repaid or otherwise refinanced at least six months before its maturity date, the Company’s ABL Facility would mature on January 4, 2021.  Given the amount currently outstanding under the Term Loan Facility and its maturity date of April 4, 2021, and based on the definitions in the relevant accounting standards, management has determined that this condition raises substantial doubt about the Company’s ability to continue as a going concern.  This evaluation does not consider the potential mitigating effect of management’s plans that have not been fully implemented. When substantial doubt is deemed to exist, management may evaluate the mitigating effect of its plans to determine if it is probable that (1) the plans will be effectively implemented within one year after the date the financial statements are issued, and (2) when implemented, the plans will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The Company is in the process of seeking new financing to replace the Term Loan Facility and, to the extent this can be successfully secured, is expected to alleviate the doubt raised by the application of ASC 205.  Due to the Company’s recent trends of profitable growth, management believes that it will be able to refinance the Term Loan Facility on acceptable terms despite the challenging financial environment reflecting the COVID-19 pandemic.  The Company currently has received non-binding term sheets from multiple investors for transactions which would allow it to refinance the Term Loan Facility debt and is in active discussions and negotiations regarding the refinancing.  The Company’s financial forecasts indicate sufficient liquidity for at least the next twelve months under the terms of these proposals.  However, as the ability to secure a refinancing is conditional upon the execution of agreements with new or existing investors, which is considered outside of the Company’s control, for an amount that allows the Company to meet its obligations as they become due within a period of at least one year from the date of issuance of its financial statements, the refinancing is not considered probable of occurring until such time as the refinancing is completed.  The Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Impact of the COVID-19 Pandemic

COVID-19 surfaced in late 2019 and has spread around the world, including to the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic.  During First Quarter 2020 the COVID-19 pandemic had a disruptive impact on the Company’s business operations and an unfavorable impact on the Company’s results of operations.

Health and Safety of Employees and Consumers

From the beginning of the COVID-19 pandemic, the Company’s priority has been the safety of employees and customers. On March 16, 2020, the Company temporarily closed its 26 U.S. stores.  These stores remained closed at the end of First Quarter 2020 with a phased reopening in Second Quarter 2020.  Additionally, the Company has implemented extra precautions in its office and distribution centers.  These precautions were developed in line with guidance from global, federal and state health authorities, including work-from-home policies, social distancing, thermal scanning and partitions in all facilities.

Customer Demand

In the First Quarter 2020, demand across all operating segments decreased. The ultimate timing and impact of demand levels will depend on the duration and scope of the COVID-19 pandemic, overall economic conditions and consumer preferences.

Supply Chain

During First Quarter 2020, the Company did not experience any significant disruption of its supply chain.  However, in response to decreased demand, future orders were reduced and some existing product was repurposed.  The Company continues to place a priority on business continuity and contingency planning. The Company may experience additional disruptions in the supply chain as the pandemic continues, though the Company cannot reasonably estimate the potential impact or timing of those events, and the Company may not be able to mitigate such impact.

Expense Reduction

Beginning in First Quarter 2020, the Company took the following actions to reduce overall expense as a response to decreased demand due to the COVID-19 pandemic:

•

Temporarily reduced base salaries, including a reduction of 50% in the base salary of its Chief Executive Officer and President, 20% reductions in the base salaries of the Company’s other senior management members and scaled salary reductions throughout the Company.

•

Furlough of approximately 70% of corporate employees and nearly 100% of retail employees beginning on March 28, 2020. Some personnel returned to work beginning on April 13, 2020, however approximately 49% of the workforce remained furloughed at the end of First Quarter 2020.

•	Fiscal 2020 merit increases were eliminated.
•	The Board of Directors compensation was temporarily reduced.
•	The Company's 401(k) match was temporarily suspended.
•	Planned capital expenditures for Fiscal 2020 were reduced by approximately 50%.
•	Other discretionary operating expenses were significantly reduced.

Liquidity and Capital Resources

The Term Loan Facility matures on April 4, 2021.  The ABL Facility matures on November 16, 2022, however in the event the Term Loan Facility debt is not extended, repaid or otherwise refinanced at least six months before its maturity date, the ABL Facility would mature on January 4, 2021.  During First Quarter 2020, the Company increased capacity under the ABL Facility by $25.0 million so that maximum borrowings are $200.0 million. The Company is in the process of seeking to refinance the Term Loan Facility however the timeline for this process has been increased due to the impact of the COVID-19 pandemic on the financial markets.

Goodwill and Indefinite-Lived Intangible Asset

The duration and severity of the COVID-19 pandemic could result in future impairment charges for goodwill and the trade name indefinite-lived intangible asset. The Company considered the COVID-19 pandemic to be a triggering event in First Quarter 2020 for the Outfitters and Japan eCommerce reporting units and therefore completed an interim test for impairment of goodwill for these reporting units as of May 1, 2020.  The interim tests employed the assumption that revenue in the Outfitters and Japan eCommerce reporting units will return to Fiscal 2019 levels by Fiscal 2023 (the 53 weeks ending February 2, 2024).  The testing resulted in no impairment of the Outfitters reporting unit and full impairment of the $3.3 million of goodwill allocated to Japan eCommerce reporting unit.

Lease Modifications

In April 2020, the FASB issued guidance indicating that entities may elect not to evaluate whether a concession provided by lessors is a lease modification.  Under existing lease guidance, an entity would have to determine if a lease concession was the result of a new arrangement reached with the landlord, which would be accounted for under the lease modification framework, or if the concession was under the enforceable rights and obligations that existed in the original lease, which would be accounted for outside the lease modification framework. The FASB guidance provides entities with the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease. During the First Quarter 2020, the Company did not modify any leases as a result of the COVID-19 pandemic and as a result, the Company has not yet made a policy election with respect to lease modifications.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Statements - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates relating to trade receivables, loans and other financial instruments. The standard is effective for fiscal years beginning after December 15, 2019. The Company adopted this accounting standard in First Quarter 2020.  There was no material impact on the Company's Condensed Consolidated Financial Statements and related disclosures as a result of adoption.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and by clarifying and amending existing guidance to improve consistent application. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. Certain amendments within this ASU are required to be applied on a retrospective basis, certain other amendments are required to be applied on a modified retrospective basis and all other amendments on a prospective basis. The Company is currently evaluating the impact the adoption of this standard will have on the consolidated financial statements.

NOTE 3. LOSS PER SHARE

The numerator for both basic and diluted EPS is net loss. The denominator for basic EPS is based upon the number of weighted average shares of Lands’ End common stock outstanding during the reporting periods. The denominator for diluted EPS is based upon the number of weighted average shares of Lands' End common stock and common stock equivalents outstanding during the reporting periods using the treasury stock method in accordance with U.S. GAAP. Potentially dilutive securities for the diluted EPS calculations consist of nonvested equity shares of common stock and in-the-money outstanding options where the current stock price exceeds the option strike price.

The following table summarizes the components of basic and diluted EPS:

	13 Weeks Ended
(in thousands, except per share amounts)	May 1, 2020	May 3, 2019
Net loss	$(20,643)	$(6,818)

Basic weighted average common shares outstanding	32,448	32,261
Dilutive effect of stock awards	—	—
Diluted weighted average common shares outstanding	32,448	32,261

Basic loss per share	$(0.64)	$(0.21)
Diluted loss per share	$(0.64)	$(0.21)

Stock awards are considered anti-dilutive based on the application of the treasury stock method or in the event of a net loss. There were 1,205,821 and 796,269 anti-dilutive shares excluded from the diluted weighted average shares outstanding for First Quarter 2020 and First Quarter 2019, respectively.

NOTE 4. OTHER COMPREHENSIVE LOSS

Other comprehensive loss encompasses all changes in equity other than those arising from transactions with stockholders and is comprised solely of foreign currency translation adjustments.

	13 Weeks Ended
(in thousands)	May 1, 2020	May 3, 2019
Beginning balance: Accumulated other comprehensive loss (net of tax of $3,453 and $3,505 respectively)	$(12,988)	$(13,183)
Other comprehensive loss:
Foreign currency translation adjustments (net of tax benefit of $337 and $61 respectively)	(1,259)	(234)
Ending balance: Accumulated other comprehensive loss (net of tax of $3,790 and $3,566 respectively)	$(14,247)	$(13,417)

No amounts were reclassified out of Accumulated other comprehensive loss during any of the periods presented.

NOTE 5. DEBT

The Company's debt consisted of the following:

	May 1, 2020		May 3, 2019		January 31, 2020
(in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Term Loan Facility, maturing April 4, 2021	$384,100	4.25%	$389,250	5.75%	$385,388	5.05%
ABL Facility, maturing November 16, 2022	75,000	2.07%	—	—%	—	—%
	459,100		389,250		385,388
Less: Current maturities in Current liabilities	457,858		5,150		5,150
Less: Unamortized debt issuance costs	1,242		2,596		1,581
Long-term debt, net	$—		$381,504		$378,657

The following table summarizes the Company's borrowing availability under the ABL Facility:

(in thousands)	May 1, 2020	May 3, 2019	January 31, 2020
ABL Facility maximum borrowing	$200,000	$175,000	$175,000
Current borrowings under ABL	75,000	—	—
Outstanding letters of credit	8,656	11,203	23,299
Borrowing availability under ABL	$116,344	$163,797	$151,701

During First Quarter 2020, the Company increased capacity under the ABL Facility by $25.0 million so that maximum borrowings are $200.0 million.

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

Customary agency fees are payable in respect of the Debt Facilities. The ABL Facility fees also include (i) commitment fees in an amount equal to 0.25% of the daily unused portions of the ABL Facility, and (ii) customary letter of credit fees.  As of the end of First Quarter 2020 the Company had borrowings of $75.0 million on the ABL Facility.

Representations and Warranties; Covenants

Subject to specified exceptions, the Debt Facilities contain various representations and warranties, and restrictive covenants that, among other things, restrict the ability of Lands’ End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the ABL Facility falls below the greater of 10% of the loan cap amount or $15.0 million, Lands’ End will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Debt Facilities do not otherwise contain financial maintenance covenants. The Company was in compliance with all financial covenants related to the Debt Facilities as of May 1, 2020.

The Debt Facilities contain certain affirmative covenants, including reporting requirements such as delivery of financial statements, certificates and notices of certain events, maintaining insurance, and providing additional guarantees and collateral in certain circumstances.

Events of Default and Maturity

The Debt Facilities include customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross defaults related to certain other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, and material judgments and change of control.  The Term Loan Facility will mature on April 4, 2021. The ABL Facility matures on November 16, 2022, however in the event the Term Loan Facility debt is not extended, repaid or otherwise refinanced at least six months before its maturity date, the ABL Facility would mature on January 4, 2021.

Pursuant to ASC 205, Presentation of Financial Statements, the Company is required to and does evaluate at each annual and interim period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company’s Term Loan Facility matures on April 4, 2021, which is within one year after the date of the Condensed Consolidated Financial Statements issued with this Quarterly Report on Form 10-Q. As of May 1, 2020, the remaining balance outstanding under the Term Loan Facility was $384.1 million.  Given the amount currently outstanding under the Term Loan Facility and its maturity date of April 4, 2021, and based on the definitions in the relevant accounting standards, management has determined that this condition raises substantial doubt about the Company’s ability to continue as a going concern.  This evaluation does not consider the potential mitigating effect of management’s plans that have not been fully implemented. When substantial doubt is deemed to exist, management may evaluate the mitigating effect of its plans to determine if it is probable that (1) the plans will be effectively implemented within one year after the date the financial statements are issued, and (2) when implemented, the plans will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The Company is in the process of seeking new financing to replace the Term Loan Facility and, to the extent this can be successfully secured, is expected to alleviate the doubt raised by the application of ASC 205.  Due to the Company’s recent trends of profitable growth, management believes that it will be able to refinance the Term Loan Facility on acceptable terms despite the challenging financial environment reflecting the COVID-19 pandemic.  The Company currently has received non-binding term sheets from multiple investors for transactions which would allow it to refinance the Term Loan Facility debt and is in active discussions and negotiations regarding the refinancing.  The Company’s financial forecasts indicate sufficient liquidity for at least the next twelve months under the terms of these proposals.  However, as the ability to secure a refinancing is conditional upon the execution of agreements with new or existing investors, which is considered outside of the Company’s control, for an amount that allows the Company to meet its obligations as they become due within a period of at least one year from the date of issuance of its financial statements, the refinancing is not considered probable of occurring until such time as the refinancing is completed.  The Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The following table provides a summary of the Company's stock-based compensation expense, which is included in Selling and administrative expense in the Condensed Consolidated Statements of Operations:

	13 Weeks Ended
(in thousands)	May 1, 2020	May 3, 2019
Deferred Awards	$1,641	$1,365
Performance Awards	—	422
Option Awards	187	187
Total stock-based compensation expense	$1,828	$1,974

The following table provides a summary of the Deferred Awards activity for Year-to-Date 2020:

	Deferred Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of January 31, 2020	745	$18.49
Granted	753	6.85
Vested	(275)	19.87
Forfeited or expired	(17)	17.21
Unvested as of May 1, 2020	1,206	10.91

Total unrecognized stock-based compensation expense related to unvested Deferred Awards was approximately $9.7 million as of May 1, 2020, which is expected to be recognized ratably over a weighted average period of 2.1 years. Deferred Awards granted to employees during Fiscal 2020 vest ratably over a period of three years.

The following table provides a summary of the Performance Awards activity for Year-to-Date 2020:

	Performance Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of January 31, 2020	412	$18.15
Granted	—	—
Vested	—	—
Forfeited or expired	—	—
Unvested as of May 1, 2020	412	18.15

Total unrecognized stock-based compensation expense related to unvested Performance Awards was approximately $3.2 million as of May 1, 2020, which is expected to be recognized ratably over a weighted average period of 1.6 years. Performance

Awards granted to employees during Fiscal 2019 and Fiscal 2018 vest, if earned, after completion of the applicable three-year performance period.

The following table provides a summary of the Options Award activity for Year-to-Date 2020:

	Option Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of January 31, 2020	171	$8.73
Granted	—	—
Vested	(74)	8.49
Forfeited or expired	—	—
Unvested as of May 1, 2020	97	8.92

Total unrecognized stock-based compensation expense related to unvested Option Awards was approximately $0.7 million as of May 1, 2020, which is expected to be recognized ratably over a weighted average period of 0.9 years. The Option Awards have a life of ten years and vest ratably over the first four years. As of May 1, 2020, 245,098 shares related to Option Awards were exercisable. No options have been exercised as of May 1, 2020.

NOTE 7. FAIR VALUE MEASUREMENTS OF FINANCIAL ASSETS AND LIABILITIES

Restricted cash is reflected on the Condensed Consolidated Balance Sheets at fair value. The fair value of restricted cash was $2.0 million, $1.8 million and $2.1 million as of May 1, 2020, May 3, 2019 and January 31, 2020, respectively based on Level 1 inputs. Restricted cash amounts are valued based upon statements received from financial institutions.

The carrying amount of the Company's Cash and cash equivalents, Accounts receivable, net, Accounts payable, Current borrowings on ABL Facility, and Other current liabilities approximate their fair value as recorded due to the short-term maturity of these instruments.

Carrying values and fair values of long-term debt, including the short-term portion, in the Condensed Consolidated Balance Sheets are as follows:

	May 1, 2020*		May 3, 2019		January 31, 2020
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including short-term portion	$384,100	$299,118	$389,250	$381,952	$385,388	$378,643

* At the end of First Quarter 2020 all debt is short- term.

Long-term debt, including short-term portion was valued utilizing Level 2 valuation techniques based on the closing inactive market bid price on May 1, 2020, May 3, 2019, and January 31, 2020. There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis as of May 1, 2020, May 3, 2019, and January 31, 2020.

NOTE 8. INCOME TAXES

Provision for Income Taxes

At the end of each quarter, the Company estimates its effective income tax rate pursuant to ASC 740. The rate for the period consists of the tax rate expected to be applied for the full year to ordinary income adjusted for any discrete items recorded in the period.

The Company recorded a tax benefit at an overall effective tax rate of 30.8% and 41.7% for First Quarter 2020 and First Quarter 2019, respectively.  The First Quarter 2020 rate reflects the estimated tax benefits as a result of the CARES Act.  The First Quarter 2019 rate reflects the tax benefits resulting from the change in status of various foreign jurisdictions.

The CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferment of employer side social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property.

Discrete items that were recognized during the three months ended May 1, 2020 included the vesting of certain share-based compensation awards and the technical corrections aspect of the CARES Act related to carryback of net operating losses (“NOLs”) in years beginning in 2017. The effective income tax rate for the full year is determined by the level and composition of income (loss) before income taxes, excluding discrete items as discussed above, which is subject to federal, state, local and foreign income taxes.

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

As disclosed in the Company’s Annual Report on Form 10-K for the year ended January 1, 2020, the Company is the defendant in three separate lawsuits, each of which seeks class certification and allege adverse health events and personal property damage as a result of wearing uniforms manufactured by Lands’ End: (1) Gilbert et al. v. Lands' End, Inc., United States District Court for the Western District of Wisconsin, Civil Action No. 3:19-cv-00823-JDP, complaint filed October 3, 2019; (2) Andrews et al. v. Lands' End, Inc., United States District Court for the Western District of Wisconsin, Civil Action No. 3:19-cv-01066-JDP, complaint filed on December 31, 2019, on behalf of 521 named plaintiffs, later amended to include 1,089 named plaintiffs; and (3) Davis et al. v. Lands' End, Inc. and Lands' End Business Outfitters, Inc., United States District Court for the Western District of Wisconsin, Case No. 3:20-cv-00195, complaint filed on March 4, 2020. Plaintiffs in Gilbert, Andrews, and Davis seek nationwide class certification on behalf of similarly situated Delta employees.

By order dated April 20, 2020, the Court consolidated the Gilbert and Andrews cases (the “Consolidated Wisconsin Action”), stayed the Davis case and denied Lands’ End’s motion to strike class allegations.  A fourth case, DeCrescentis et al., v. Lands' End, Inc., United States District Court for the Southern District of New York, Civil Action No. l 9-cv- 4717-LJL, complaint filed May 22, 2019, was voluntarily dismissed, without prejudice, on May 15, 2020.  The Consolidated Wisconsin Action is in discovery.

The Company is vigorously defending the Consolidated Wisconsin Action and believes it is without merit.

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

Sourcing

The Company is party to a contract with a subsidiary of Sears Holdings to provide agreed upon buying agency services, on a non-exclusive basis, in foreign territories from where the Company purchases merchandise.  These services, primarily based upon quantities purchased, include quality-control functions, regulatory compliance, product claims management and new vendor selection and setup assistance.  Total expense from these services in First Quarter 2020 was $1.4 million compared to $1.7 million in First Quarter 2019. These amounts are capitalized into inventory and are expensed through cost of goods sold over the course of inventory turns and included in Cost of sales in the Condensed Consolidated Statements of Operations.

The Company’s contract for these services expires on June 30, 2020 and services rendered to the Company under this contract ceased on April 20, 2020.

NOTE 11. SEGMENT REPORTING

The Company’s operating segments consist of U.S. eCommerce, Outfitters, Europe eCommerce, Japan eCommerce and Retail. The Company determined that each of the operating segments have similar economic and other qualitative characteristics thus the results of the operating segments are aggregated into one reportable external segment, consistent with the Company’s multi-channel business approach.

Net revenue is presented by product channel in the following table:

	13 Weeks Ended
(in thousands)	May 1, 2020	May 3, 2019
Net revenue:
eCommerce	$181,541	$208,902
Outfitters	31,799	43,083
Retail	3,668	10,448
Total net revenue	$217,008	$262,433

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

The Company's revenue is disaggregated by product channel and geographic location. Revenue by product channel is presented in Note 11, Segment Reporting. Revenue by geographic location was:

	13 Weeks Ended
(in thousands)	May 1, 2020	May 3, 2019
Net revenue:
United States	$172,746	$216,873
Europe	30,376	30,826
Asia	11,348	11,844
Other	2,538	2,890
Total Net revenue	$217,008	$262,433

Contract Liabilities

Contract liabilities consist of payments received in advance of the transfer of control to the customer. As products are delivered and control transfers, the Company recognizes the deferred revenue in Net revenue in the Condensed Consolidated Statements of Operations. The following table summarizes the deferred revenue associated with payments received in advance of the transfer of control to the customer, which is reported in Other current liabilities in the Condensed Consolidated Balance Sheets, as well as amounts recognized through Net revenue for each period presented. The remainder of deferred revenue as of May 1, 2020 is expected to be recognized in Net revenue in the fiscal quarter ending July 31, 2020, as products are delivered to customers.

	13 Weeks Ended
(in thousands)	May 1, 2020	May 3, 2019
Deferred Revenue Beginning of Period	$8,096	$9,051
Deferred Revenue Recognized in Period	(8,096)	(9,051)
Revenue Deferred in Period	15,896	10,199
Deferred Revenue End of Period	$15,896	$10,199

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

	13 Weeks Ended
(in thousands)	May 1, 2020	May 3, 2019
Balance as of Beginning of Period	$22,592	$18,191
Gift cards sold	8,831	15,117
Gift cards redeemed	(8,127)	(13,033)
Gift card breakage	(94)	(265)
Balance as of End of Period	$23,202	$20,010

Refund Liabilities

Refund liabilities, primarily associated with product sales returns and retrospective volume rebates, represent variable consideration and are estimated and recorded as a reduction to Net revenue based on historical experience. As of May 1, 2020, May 3, 2019 and January 31, 2020, $16.7 million, $17.3 million and $21.6 million, respectively, of refund liabilities, primarily associated with product returns, were reported in Other current liabilities in the Condensed Consolidated Balance Sheets. An asset for product returns is recorded in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. See "Cautionary Statements Concerning Forward-Looking Statements" below, "Item 1A. Risk Factors" in our Annual Report filed on Form 10-K for the year ended January 31, 2020, the risk factors contained in our Current Report on Form 8-K dated June 2, 2020 and "Part II, Item 1A Risk Factors" of this Quarterly Report on Form 10-Q, for a discussion of the uncertainties, risks and assumptions associated with these statements.

As used in this Quarterly Report on Form 10-Q, references to the "Company", "Lands' End", "we", "us", "our" and similar terms refer to Lands' End, Inc. and its subsidiaries. Our fiscal year ends on the Friday preceding the Saturday closest to January 31. Other terms that are commonly used in this Quarterly Report on Form 10-Q are defined as follows:

•	ABL Facility -Asset-based senior secured credit agreements, dated as of November 16, 2017, with Wells Fargo Bank, N.A. and certain other lenders
•	CARES Act – The Coronavirus Aid, Relief and Economic Security Act signed into law on March 27, 2020.
•	Company Operated stores - Lands' End retail stores in the Retail channel
•	Debt Facilities - Collectively, the ABL Facility and the Term Loan Facility
•	EOM – Enterprise order management software solutions
•	ESL - ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert
•	First Quarter 2020 – The 13 weeks ended May 1, 2020
•	First Quarter 2019 - The 13 weeks ended May 3, 2019
•	Fiscal 2020 – The 52 weeks ending January 29, 2021
•	Fiscal 2019 - The 52 weeks ended January 31, 2020
•	GAAP - Accounting principles generally accepted in the United States
•	Lands' End Shops at Sears - Lands' End shops operated within Sears stores
•	LIBOR - London inter-bank offered rate
•	Sears Holdings or Sears Holdings Corporation - Sears Holdings Corporation, a Delaware corporation, and its consolidated subsidiaries
•	SEC - United States Securities and Exchange Commission
•	Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders
•	Term Loan Facility - Term loan credit agreements, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders
•

Transform Holdco - Transform Holdco LLC, an affiliate of ESL, which on February 11, 2019 acquired from Sears Holdings substantially all of the go-forward retail footprint, and other assets and component businesses of Sears Holdings as a going concern

•	Year-to-Date 2020 - The 13 weeks ended May 1, 2020
•	Year-to-Date 2019 - The 13 weeks ended May 3, 2019

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

Lands’ End seeks to provide a common customer experience regardless of whether our customers are interacting with us on our company websites, on third party marketplaces, at Company Operated stores or through other distribution outlets.  We have one external reportable segment and identify our operating segments according to how our business activities are managed and evaluated. Our operating segments consist of U.S. eCommerce, Retail, Lands' End Outfitters ("Outfitters"), Europe eCommerce and Japan eCommerce. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one external reportable segment.

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

Impact of the COVID-19 Pandemic

Over the past few months, we have seen the profound impact that COVID-19 pandemic is having on human health, the global economy and society at large. Lands’ End has been actively addressing the COVID-19 pandemic and its impact globally, working to mitigate the potential impacts to our employees, customers and business. The impact of the COVID-19 pandemic and measures to prevent its spread are affecting our business in a number of ways.

We continue to believe that we will emerge from these events well positioned for long-term growth, though we cannot reasonably estimate the duration and severity of this global pandemic or its ultimate impact on the global economy and our business and results.

Health and Safety of our People and Consumers

From the beginning of the COVID-19 pandemic, our priority has been the safety of our employees and customers. On March 16, 2020, we temporarily closed our 26 U.S. stores.  These stores remained closed at the end of First Quarter 2020 with a phased reopening in Second Quarter 2020.  Additionally, we have implemented extra precautions at our offices and distribution centers.  These precautions were developed in line with guidance from global, federal and state health authorities, including work-from-home policies, social distancing, thermal scanning and partitions in our facilities.

Customer Demand

In the First Quarter 2020, demand across all operating segments decreased. The ultimate timing and impact of demand levels will depend on the duration and scope of the COVID-19 pandemic, overall economic conditions and consumer preferences.

Supply Chain

During First Quarter 2020, we did not experience any significant disruption of our supply chain.  However, in response to decreased demand, future orders were reduced and some existing product was repurposed.  We continue to place a priority on business continuity and contingency planning, including for potential extended closures of any key facilities or disruptions related to our key suppliers that might arise related to the COVID-19 pandemic. We may experience additional disruptions in our supply chain as the pandemic continues, though we cannot reasonably estimate the potential impact or timing of those events, and we may not be able to mitigate such impact.

Expense Reduction

Beginning in First Quarter 2020, we took the following actions to reduce overall expense as a response to decreased demand due to the COVID-19 pandemic:

•

Temporarily reduced base salaries, including a reduction of 50% in the base salary of our Chief Executive Officer and President, 20% reductions in the base salaries of our other senior management members and scaled salary reductions throughout the Company.

•

Furlough of approximately 70% of corporate employees and nearly 100% of retail employees beginning on March 28, 2020. Some personnel returned to work beginning April 13, 2020, however approximately 49% of the workforce remained furloughed at the end of First Quarter 2020.

•	Fiscal 2020 merit increases were eliminated.
•	The Board of Directors compensation was temporarily reduced.
•	The Company's 401(k) match was temporarily suspended.
•	Planned capital expenditures for Fiscal 2020 were reduced by approximately 50%.
•	Other discretionary operating expenses were significantly reduced.

Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared in accordance with GAAP and include the accounts of Lands' End, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated. The COVID-19 pandemic has had a material impact on our results for First Quarter 2020 and we expect it to continue to have an adverse impact on our results. As such, this interim period, as well as upcoming periods, may not be comparable to past performance or indicative of future performance.

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

Results of Operations

We initially delivered strong performance across all segments with revenue increasing 11.1% in February 2020 as compared to the prior year.  As the COVID-19 pandemic began to impact the consumer in mid-March 2020, all operating segments were challenged.

Global eCommerce saw a significant drop in revenue at the onset of the COVID-19 pandemic.  However, revenue rebounded in April 2020 and continued to recover following First Quarter 2020, with May 2020 accelerating to double digit revenue growth versus prior year.

Within Outfitters, we successfully completed the American Airlines uniform launch during First Quarter 2020. Outfitters is expected to be slower to recover from the impacts of the COVID-19 pandemic. Outfitters is split approximately evenly among national accounts, small and mid-size businesses (“SMB”), and school uniforms.  National accounts, with the majority in the travel industry, are expected to take longer to recover due to the decline in travel related to the COVID-19 pandemic.  SMB is expected to recover at varying rates, depending on the industries served.  Assuming the schools reopen in the fall, we would expect the school uniform business to recover to prior year levels.

Company Operated stores achieved comparable same store sales growth of 14.2% in February before temporarily closing all U.S. Company Operated stores on March 16, 2020 due to the COVID-19 pandemic.  The Company initiated and completed a phased reopening of its stores in Second Quarter 2020.

The following table sets forth, for the periods indicated, selected income statement data:

	13 Weeks Ended
	May 1, 2020		May 3, 2019
(in thousands)	$'s	% of Net revenue	$’s	% of Net revenue
Net revenue	$217,008	100.0%	$262,433	100.0%
Cost of sales (excluding depreciation and amortization)	122,853	56.6%	142,559	54.3%
Gross profit	94,155	43.4%	119,874	45.7%
Selling and administrative	105,796	48.8%	116,844	44.5%
Depreciation and amortization	8,786	4.0%	7,618	2.9%
Other operating expense, net	4,285	2.0%	148	0.1%
Operating loss	(24,712)	(11.4)%	(4,736)	(1.8)%
Interest expense	5,311	2.4%	7,834	3.0%
Other income, net	(173)	(0.1)%	(867)	(0.3)%
Loss before income taxes	(29,850)	(13.8)%	(11,703)	(4.5)%
Income tax benefit	(9,207)	(4.2)%	(4,885)	(1.9)%
NET LOSS	$(20,643)	(9.5)%	$(6,818)	(2.6)%

Depreciation and amortization is not included in our cost of sales because we are a reseller of inventory and do not believe that including depreciation and amortization is meaningful. As a result, our gross margins may not be comparable to other entities that include depreciation and amortization related to the sale of their product in their gross margin measure.

Net Loss and Adjusted EBITDA

We recorded Net loss of $20.6 million in First Quarter 2020 compared to Net loss of $6.8 million in the First Quarter 2019. In addition to our Net income determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted EBITDA measurement. Adjusted EBITDA is computed as Net income appearing on the Condensed Consolidated Statements of Operations net of Income tax expense/(benefit), Interest expense, Depreciation and amortization, and certain significant items set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our businesses for comparable periods, and as an executive compensation metric. The methods used by the Company to calculate its non-GAAP financial measures may differ significantly from methods used by other companies to compute similar measures. As a result, any non-GAAP financial measures presented herein may not be comparable to similar measures provided by other companies. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.

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

•	Corporate restructuring – exit costs associated with retail operations and other corporate restructuring actions and activities in Fiscal 2019.

•	Goodwill and long-lived asset impairment – charge associated with the non-cash write-down of certain long-lived assets and goodwill in Fiscal 2020.

•	Loss (gain) on property and equipment - management considers the gains or losses on asset valuation to result from investing decisions rather than ongoing operations in Fiscal 2020 and Fiscal 2019.

	13 Weeks Ended
	May 1, 2020		May 3, 2019
(in thousands)	$’s	% of Net revenue	$’s	% of Net revenue
Net loss	$(20,643)	(9.5)%	$(6,818)	(2.6)%
Income tax benefit	(9,207)	(4.2)%	(4,885)	(1.9)%
Other income, net	(173)	(0.1)%	(867)	(0.3)%
Interest expense	5,311	2.4%	7,834	3.0%
Operating loss	(24,712)	(11.4)%	(4,736)	(1.8)%
Depreciation and amortization	8,786	4.0%	7,618	2.9%
Corporate restructuring	—	0.0%	203	0.1%
Goodwill and long-lived asset impairment	3,444	1.6%	—	0.0%
Loss (gain) on property and equipment	842	0.4%	(55)	(0.0)%
Adjusted EBITDA	$(11,640)	(5.4)%	$3,030	1.2%

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

Discussion and Analysis

First Quarter 2020 compared with First Quarter 2019

Net Revenue

Net revenue for First Quarter 2020 was $217.0 million, compared with $262.4 million in the comparable period of the prior year, a decrease of $45.4 million, or 17.3%.

eCommerce Net revenue was $181.5 million for First Quarter 2020 a decrease of $27.4 million or 13.1%, from the comparable period of the prior year. The decrease was due to lower demand due to the COVID-19 pandemic.

Outfitters Net revenue was $31.8 million for First Quarter 2020, a decrease of $11.3 million or 26.2%, from the comparable period of the prior year. The decrease was due to lower demand due to the COVID-19 pandemic.

Retail Net revenue was $3.7 million in First Quarter 2020, a decrease of $6.8 million or 64.9%, from the comparable period of the prior year. This decrease was driven by the exit of all Lands' End Shops at Sears locations as of January 31, 2020 and the temporary closure of U.S. Company Operated stores on March 16, 2020 due to the COVID-19 pandemic. Our U.S. Company Operated stores experienced a decrease of 57.3% in Same Store Sales due to the store closures driven by the COVID-19 pandemic. On May 1, 2020 we had 26 U.S. Company Operated stores compared with 21 U.S. Company Operated stores on May 3, 2019.

Gross Profit

Gross profit decreased $25.7 million to $94.2 million primarily driven by lower demand.  Gross margin decreased to 43.4%, in First Quarter 2020, compared with 45.7%, in First Quarter 2019 due to a more aggressive promotional environment throughout the industry due to the COVID-19 pandemic and additional inventory reserves.

Selling and Administrative Expenses

Selling and administrative expenses decreased $11.0 million to $105.8 million or 48.8% of total Net revenue, in First Quarter 2020, compared with $116.8 million or 44.5% of Net revenue, in First Quarter 2019. This decrease was primarily due to actions taken to reduce non-essential operating expenses and structural costs including employee furloughs and temporary tiered salary reductions for the Company’s executive management and corporate employees in response to the COVID-19 pandemic.

Depreciation and Amortization

Depreciation and amortization expense was $8.8 million in First Quarter 2020, an increase of $1.2 million or 15.3%, compared with $7.6 million in First Quarter 2019. This increase was primarily attributable to depreciation associated with the Company’s EOM system implementation, continued investment in the digital infrastructure and an increased number of U.S. Company Operated stores.

Other Operating Expense

Other operating expense, net was $4.3 million in First Quarter 2020 and was insignificant in First Quarter 2019. This increase was due to the $3.3 million impairment of goodwill.

Operating Loss

Operating loss was $24.7 million in First Quarter 2020 compared to Operating loss of $4.7 million in First Quarter 2019.  This increase in loss was due to the impact of the COVID-19 pandemic on the Company’s business.

Interest Expense

Interest expense was $5.3 million in First Quarter 2020 compared to $7.8 million in First Quarter 2019, reflective of the $100 million voluntary prepayment on the term loan in First Quarter 2019 and lower interest rates during First Quarter 2020, partially offset by increased borrowings under the ABL Facility in the First Quarter 2020.

Other Income

Other income was $0.2 million in First Quarter 2020 compared to Other income of $0.9 million in First Quarter 2019.

Income Tax Expense

We recorded a tax benefit at an overall effective tax rate of 30.8% for First Quarter 2020.  The First Quarter 2020 rate reflects the estimated tax benefits as a result of the CARES Act.  We recorded a tax benefit at an overall effective tax rate of 41.7% for First Quarter 2019.  The First Quarter 2019 rate reflects the tax benefits resulting from the change in status of various foreign jurisdictions.

Net Loss

As a result of the above factors, Net loss was $20.6 million and diluted loss per share was $0.64 in First Quarter 2020 compared with a Net loss of $6.8 million and diluted loss per share of $0.21 in First Quarter 2019.

Adjusted EBITDA

As a result of the above factors, Adjusted EBITDA was a loss of $11.6 million in First Quarter 2020 as compared to $3.0 million in First Quarter 2019.

Liquidity and Capital Resources

Our primary need for liquidity is to fund working capital requirements of our business, capital expenditures, debt service and for general corporate purposes. Our cash and cash equivalents and the ABL Facility serve as sources of liquidity for short-term working capital needs and general corporate purposes. As of May 1, 2020 we had borrowings of $75.0 million on the ABL Facility, all of which was repaid by the end of June 2020. Cash generated from our net revenue and profitability, and to a lesser extent our changes in working capital, are driven by the seasonality of our business, with a significant amount of net revenue and operating cash flows generally occurring in the fourth fiscal quarter of each year.

The Debt Facilities include customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross defaults related to certain other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, and material judgments and change of control.  The Term Loan Facility will mature on April 4, 2021. The ABL Facility matures on November 16, 2022, however in the event the Term Loan Facility debt is not extended, repaid or otherwise refinanced at least six months before its maturity date, the ABL Facility would mature on January 4, 2021.

Pursuant to ASC 205, Presentation of Financial Statements, the Company is required to and does evaluate at each annual and interim period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company’s Term Loan Facility matures on April 4, 2021, which is within one year after the date of the Condensed Consolidated Financial Statements issued with this Quarterly Report on Form 10-Q. As of May 1, 2020, the remaining balance outstanding under the Term Loan Facility was $384.1 million.  Given the amount currently outstanding under the Term Loan Facility and its maturity date of April 4, 2021, and based on the definitions in the relevant accounting standards, management has determined that this condition raises substantial doubt about the Company’s ability to continue as a going concern.  This evaluation does not consider the potential mitigating effect of management’s plans that have not been fully implemented. When substantial doubt is deemed to exist, management may evaluate the mitigating effect of its plans to determine if it is probable that (1) the plans will be effectively implemented within one year after the date the financial statements are issued, and (2) when implemented, the plans will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The Company is in the process of seeking new financing to replace the Term Loan Facility and, to the extent this can be successfully secured, is expected to alleviate the doubt raised by the application of ASC 205.  Due to the Company’s recent trends of profitable growth, management believes that it will be able to refinance the Term Loan Facility on acceptable terms despite the challenging financial environment reflecting the COVID-19 pandemic.  The Company currently has received non-binding term sheets from multiple investors for transactions which would allow it to refinance the Term Loan Facility debt and is in active discussions and negotiations regarding the refinancing.  The Company’s financial forecasts indicate sufficient liquidity for at least the next twelve months under the terms of these proposals.  However, as the ability to secure a refinancing is conditional upon the execution of agreements with new or existing investors, which is considered outside of the Company’s control, for an amount that allows the Company to meet its obligations as they become due within a period of at least one year from the date of issuance of its financial statements, the refinancing is not considered probable of occurring until such time as the refinancing is completed. The Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Description of Material Indebtedness

Debt Arrangements

On November 16, 2017, the Company entered into the ABL Facility, which provides for maximum borrowings of $175.0 million for the Company, subject to a borrowing base. During First Quarter 2020, the Company increased capacity under the ABL Facility by $25.0 million, so that maximum borrowings are $200.0 million. The ABL Facility has a letter of credit sub-limit of $70.0 million. The ABL Facility is available for working capital and other general corporate purposes. As of May 1, 2020, the Company had outstanding borrowings of $75.0 million, outstanding letters of credit of $8.7 million and $116.3 million in availability under the ABL Facility. Upon entering into the ABL Facility, the Company incurred $1.5 million in debt origination fees. The fees were capitalized as debt issuance costs and are being amortized as an adjustment to Interest expense over the remaining life of the Debt Facilities.

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

The Term Loan Facility matures on April 4, 2021. The ABL Facility matures on November 16, 2022, however in the event the Term Loan Facility debt is not extended, repaid or otherwise refinanced at least six months before its maturity date, the ABL

Facility would mature on January 4, 2021. The Company is in the process of seeking to refinance the Term Loan Facility.  See Item IA, Risk Factors, included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2020, and the Risk Factors included in the Company’s Current Report on Form 8-K dated June 2, 2020.

Guarantees; Security

All obligations under the Debt Facilities are unconditionally guaranteed by Lands’ End, Inc. and subject to certain exceptions, each of its existing and future direct and indirect wholly-owned domestic subsidiaries. The ABL Facility is secured by a first priority security interest in certain working capital of the borrowers and guarantors consisting primarily of accounts receivable and inventory. The Term Loan Facility is secured by a second priority security interest in the same collateral, with certain exceptions.

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

Representations and Warranties; Covenants

Subject to specified exceptions, the Debt Facilities contain various representations and warranties and restrictive covenants that, among other things, restrict the ability of Lands’ End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the ABL Facility falls below the greater of 10% of the loan cap amount or $15.0 million, Lands’ End will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Debt Facilities do not otherwise contain financial maintenance covenants. The Company was in compliance with all financial covenants related to the Debt Facilities as of May 1, 2020.

The Debt Facilities contain certain affirmative covenants, including reporting requirements such as delivery of financial statements, certificates and notices of certain events, maintaining insurance, and providing additional guarantees and collateral in certain circumstances.

Events of Default

The Debt Facilities include customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross defaults related to certain other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, and material judgments and change of control.  The Term Loan Facility matures on April 4, 2021.  The ABL Facility matures on November 16, 2022, however, in the event the Term Loan Facility debt is not extended, repaid or otherwise refinanced at least six months before its maturity date, the ABL Facility would mature on January 4, 2021.  The Company is in the process of seeking to refinance the Term Loan Facility however the timeline for this process has been increased due to the impact of the COVID-19 pandemic on the financial markets.

Cash Flows from Operating Activities

Net cash used in operating activities increased to $80.2 million in Year-to-Date 2020 from $36.3 million in Year-to-Date 2019, primarily driven by a reduction in inventory related payables.

Cash Flows from Investing Activities

Net cash used in investing activities was $10.8 million and $15.0 million for Year-to-Date 2020 and Year-to-Date 2019, respectively. Cash used in investing activities for both periods was primarily used for investments to update our information technology infrastructure and property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $73.3 million for Year-to-Date 2020, primarily resulting from $75.0 million of borrowings from the ABL.  Net cash used in financing activities for Year-to-Date 2019 was $102.0 million consisting primarily of a $100 million voluntary prepayment of our Term Loan Facility in First Quarter 2019.

Contractual Obligations and Off-Balance-Sheet Arrangements

There have been no material changes to our contractual obligations and off-balance-sheet arrangements as discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020.

Financial Instruments with Off-Balance-Sheet Risk

On November 16, 2017, the Company entered into the ABL Facility, which initially provided for maximum borrowings of $175.0 million for the Company, subject to a borrowing base. During First Quarter 2020, the Company increased capacity under the ABL Facility by $25.0 million, so that maximum borrowings are $200.0 million. The ABL Facility has a letter of credit sub-limit of $70.0 million.  The ABL Facility matures on November 16, 2022, however, in the event the Term Loan Facility debt is not extended, repaid, or otherwise refinanced at least six months before its maturity date, the ABL Facility would mature on January 4, 2021. The ABL Facility is available for working capital and other general corporate purposes. As of May 1, 2020, the Company had outstanding borrowings of $75.0 million, outstanding letters of credit of $8.7 million and $116.3 million in availability under the ABL Facility.

Application of Critical Accounting Policies and Estimates

We believe that the assumptions and estimates associated with revenue, inventory valuation, goodwill and intangible asset impairment assessments and income taxes have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Goodwill and Trade Name Impairment Analysis

We considered the COVID-19 pandemic to be a triggering event in First Quarter 2020 for the Outfitters and Japan eCommerce reporting units and therefore completed an interim test for impairment of goodwill for these reporting units as of May 1, 2020.  The interim tests employed the assumption that revenue in the Outfitters and Japan eCommerce reporting units will return to Fiscal 2019 levels by Fiscal 2023 (the 53 weeks ending February 2, 2024).  The testing resulted in no impairment of the Outfitters reporting unit and full impairment of the $3.3 million of goodwill allocated to Japan eCommerce reporting unit.

Goodwill impairment assessments

The Company tests goodwill for impairment using a one-step quantitative test. The quantitative test compares the reporting unit's fair value to its carrying value. An impairment is recorded for any excess carrying value above the reporting unit's fair value, not to exceed the amount of goodwill. The Company estimates fair value using a discounted cash flow model, commonly referred to as the income approach. The income approach uses a reporting unit's projection of estimated operating results and cash flows that is discounted using a weighted average cost of capital that reflects current market conditions appropriate to the Company's reporting unit. The projection uses management's best estimates of economic and market conditions over the projected period using the best information available, including growth rates in revenues, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements.

The Outfitters and Japan eCommerce reporting units have been negatively impacted by decreased demand during First Quarter 2020 due to the impacts of the COVID-19 pandemic on its customers.  Accordingly, the Company has performed an interim impairment test for these reporting units using scenarios that factor in different durations of the pandemic, the possibility of future declines in revenue and assumptions of the business returning to normal levels of operations in future years. Based on the weighted evaluation of these different scenarios, which included adjusted risk profiles, the Company believes that the fair value of the Outfitters reporting unit is greater than the carrying value resulting in no impairment of the Outfitters reporting unit.  Based on the weighted evaluation of these different scenarios, the Company believes that the fair value of the Japan eCommerce reporting unit is less than the carrying value and therefore, the entirety of the goodwill allocated to Japan is impaired. Accordingly, in First Quarter 2020 the

Company recorded a non-cash pretax trade name impairment charge to the Japan eCommerce reporting unit of approximately $3.3 million.  This charge is recorded in the Other operating expense, net line in the Condensed Consolidated Statements of Operations.

Indefinite-lived intangible asset impairment assessments

The Company concluded that recent events did not result in a triggering event for trade name and therefore did not complete testing of the trade name for impairment.  As such, no trade name impairment charges were recorded in First Quarter 2020.

As the pandemic continues, Lands’ End will continue to evaluate goodwill and trade name indefinite-lived intangible asset for impairment.  A prolonged pandemic could impact the results of operations and thus alter assumptions utilized in the determination of the estimated fair values of the reporting units that are significant enough to trigger an impairment.

For a complete discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended January 31, 2020. There have been no significant changes in our critical accounting policies or their application since January 31, 2020.

Recent Accounting Pronouncements

See Part I, Item 1, Note 2, Recent Accounting Pronouncements, of the Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document contains forward-looking statements. Forward-looking statements reflect our current views with respect to, among other things, future events and performance. These statements may discuss, among other things, our net sales, gross margin, operating expenses, operating income, net income, adjusted EBITDA, cash flow, financial condition, impairments, expenditures, growth, strategies, plans, achievements, dividends, capital structure, organizational structure, future store openings, financing activities, liquidity, the impact of the COVID-19 pandemic, market opportunities and general market and industry conditions. We generally identify forward-looking statements by words such as "anticipate," "estimate," "expect," "intend," "project," "plan," "predict," "believe," "seek," "continue," "outlook," "may," "might," "will," "should," "can have," "likely" or the negative version of these words or comparable words. Forward-looking statements are based on beliefs and assumptions made by management using currently available information. These statements are only predictions and are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties. If one or more of these risks or uncertainties materialize, or if management’s underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include those risks, uncertainties and factors discussed in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, as supplemented by the risk factors contained in the Company’s Current Report on Form 8-K dated June 2, 2020 and as modified by "Part II, Item 1A Risk Factors" of this Quarterly Report on Form 10-Q. Forward-looking statements speak only as of the date on which they are made. We expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable securities laws and regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in currency rates. A significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of May 1, 2020, we had $8.4 million of cash denominated in foreign currencies, principally in British Pound Sterling, Euros, Yen and Hong Kong Dollars. We do not enter into financial instruments for trading purposes or hedging and have not used any derivative financial instruments. We do not consider our foreign earnings to be permanently reinvested.

We are subject to interest rate risk with the Term Loan Facility and the ABL Facility, as both require the Company to pay interest on outstanding borrowings at variable rates. Each one percentage point change in interest rates associated with the Term Loan Facility would result in a $3.8 million change in our annual cash interest expenses. Assuming our ABL Facility was fully drawn to a principal amount equal to $200.0 million, each one percentage point change in interest rates would result in a $2.0 million change in our annual cash interest expense.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation for the period covered by this Quarterly Report on Form 10-Q, Lands’ End’s Chief Executive Officer and President and Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer have concluded that, as of May 1, 2020, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by Rules 13a-15 under the Exchange Act during the First Fiscal Quarter Ended May 1, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For a description of our legal proceedings, see Note 9, Commitments and Contingencies in Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Other than as set forth in the Company’s Current Report on Form 8-K dated June 2, 2020, there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended January 31, 2020, filed with the SEC on March 23, 2020.

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

Lands’ End, Inc.

(Registrant)

Dated: July 22, 2020

By:	/s/ James Gooch
James Gooch
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)