Form 10-Q
period 2020-07-31
LANDS' END, INC.
filed 2020-09-09
CIK 799288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2020

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

As of September 4, 2020 the registrant had 32,603,664 shares of common stock, $0.01 par value, outstanding.

LANDS’ END, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JULY 31, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDS’ END, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	13 Week Period Ended		26 Week Period Ended
(in thousands, except per share data)	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
Net revenue	$312,083	$298,267	$529,091	$560,700
Cost of sales (excluding depreciation and amortization)	176,661	169,182	299,514	311,741
Gross profit	135,422	129,085	229,577	248,959

Selling and administrative	111,478	122,260	217,276	239,104
Depreciation and amortization	9,378	7,408	18,164	15,026
Other operating expense (income), net	3,373	(22)	7,656	126
Operating income (loss)	11,193	(561)	(13,519)	(5,297)
Interest expense	4,916	6,235	10,227	14,069
Other expense (income), net	1,333	(608)	1,160	(1,475)
Income (loss) before income taxes	4,944	(6,188)	(24,906)	(17,891)
Income tax expense (benefit)	568	(3,174)	(8,639)	(8,059)
NET INCOME (LOSS)	$4,376	$(3,014)	$(16,267)	$(9,832)
NET INCOME (LOSS) PER COMMON SHARE
Basic:	$0.13	$(0.09)	$(0.50)	$(0.30)
Diluted:	$0.13	$(0.09)	$(0.50)	$(0.30)

Basic weighted average common shares outstanding	32,600	32,368	32,524	32,314
Diluted weighted average common shares outstanding	32,838	32,368	32,524	32,314

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Comprehensive Operations

(Unaudited)

	13 Week Period Ended		26 Week Period Ended
(in thousands)	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
NET INCOME (LOSS)	$4,376	$(3,014)	$(16,267)	$(9,832)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	1,382	(2,234)	123	(2,468)
COMPREHENSIVE INCOME (LOSS)	$5,758	$(5,248)	$(16,144)	$(12,300)

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	July 31, 2020	August 2, 2019	January 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$62,624	$82,616	$77,148
Restricted cash	1,843	1,826	2,149
Accounts receivable, net	24,367	24,632	50,953
Inventories, net	441,510	405,793	375,670
Prepaid expenses and other current assets	48,095	39,391	39,458
Total current assets	578,439	554,258	545,378
Property and equipment, net	153,003	153,933	157,665
Operating lease right-of-use asset	37,882	28,980	38,665
Goodwill	106,700	110,000	110,000
Intangible asset, net	257,000	257,000	257,000
Other assets	4,300	5,333	4,921
TOTAL ASSETS	$1,137,324	$1,109,504	$1,113,629
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current borrowings on Term Loan	$—	$5,150	$5,150
Accounts payable	202,629	230,158	158,436
Lease liability - current	5,676	6,997	5,864
Other current liabilities	99,016	87,807	114,116
Total current liabilities	307,321	330,112	283,566
Long-term debt, net	381,909	380,555	378,657
Lease liability - long-term	40,588	26,911	39,841
Deferred tax liabilities	65,619	55,516	57,651
Other liabilities	5,530	4,145	5,532
TOTAL LIABILITIES	800,967	797,239	765,247
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 authorized: 480,000 shares; issued and outstanding: 32,604, 32,370 and 32,382, respectively	326	324	324
Additional paid-in capital	364,773	356,324	360,656
(Accumulated deficit) Retained earnings	(15,877)	(28,732)	390
Accumulated other comprehensive loss	(12,865)	(15,651)	(12,988)
TOTAL STOCKHOLDERS' EQUITY	336,357	312,265	348,382
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,137,324	$1,109,504	$1,113,629

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	26 Week Period Ended
(in thousands)	July 31, 2020	August 2, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,267)	$(9,832)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,164	15,026
Amortization of debt issuance costs	858	864
Loss (gain) on property and equipment	887	(141)
Stock-based compensation	4,542	4,303
Deferred income taxes	7,936	(1,877)
Goodwill impairment	3,300	—
Other	1,115	830
Change in operating assets and liabilities:
Inventories	(65,553)	(86,350)
Accounts payable	48,858	111,427
Other operating assets	15,605	6,358
Other operating liabilities	(11,461)	(23,570)
Net cash provided by operating activities	7,984	17,038
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(19,758)	(24,843)
Net cash used in investing activities	(19,758)	(24,843)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing under ABL Facility	75,000	—
Payments of borrowings under ABL Facility	(75,000)	—
Payments of term-loan	(2,575)	(102,575)
Payments of employee withholding taxes on share-based compensation	(423)	(708)
Net cash used in financing activities	(2,998)	(103,283)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(58)	177
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(14,830)	(110,911)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	79,297	195,353
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$64,467	$84,442
SUPPLEMENTAL CASH FLOW DATA
Unpaid liability to acquire property and equipment	$2,303	$5,222
Income taxes paid, net of refunds	$(47)	$3,036
Interest paid	$9,087	$12,702
Lease liabilities arising from obtaining Operating lease right-of-use assets	$3,525	$6,705

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS' END, INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock Issued		Additional Paid-in	Retained Earnings/ (Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands)	Shares	Amount	Capital	Deficit)	Loss	Equity
Balance at January 31, 2020	32,382	$324	$360,656	$390	$(12,988)	$348,382
Net loss	—	—	—	(20,643)	—	(20,643)
Cumulative translation adjustment, net of tax	—	—	—	—	(1,259)	(1,259)
Stock-based compensation expense	—	—	1,828	—	—	1,828
Vesting of restricted shares	275	2	(2)	—	—	—
Restricted stock shares surrendered for taxes	(61)	—	(410)	—	—	(410)
Balance at May 1, 2020	32,596	$326	$362,072	$(20,253)	$(14,247)	$327,898
Net income	—	—	—	4,376	—	4,376
Cumulative translation adjustment, net of tax	—	—	—	—	1,382	1,382
Stock-based compensation expense	—	—	2,714	—	—	2,714
Vesting of restricted shares	10	—	—	—	—	—
Restricted stock shares surrendered for taxes	(2)	—	(13)	—	—	(13)
Balance at July 31, 2020	32,604	$326	$364,773	$(15,877)	$(12,865)	$336,357

	Common Stock Issued		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands)	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at February 1, 2019	32,220	$320	$352,733	$(17,159)	$(13,183)	$322,711
Net loss	—	—	—	(6,818)	—	(6,818)
Cumulative translation adjustment, net of tax	—	—	—	—	(234)	(234)
Change in accounting principle related to lease accounting, net of tax	—	—	—	(1,741)	—	(1,741)
Stock-based compensation expense	—	—	1,974	—	—	1,974
Vesting of restricted shares	185	4	(4)	—	—	—
Restricted stock shares surrendered for taxes	(42)	—	(687)	—	—	(687)
Balance at May 3, 2019	32,363	$324	$354,016	$(25,718)	$(13,417)	$315,205
Net loss	—	—	—	(3,014)	—	(3,014)
Cumulative translation adjustment, net of tax	—	—	—	—	(2,234)	(2,234)
Stock-based compensation expense	—	—	2,329	—	—	2,329
Vesting of restricted shares	9	—	—	—	—	—
Restricted stock shares surrendered for taxes	(2)	—	(21)	—	—	(21)
Balance at August 2, 2019	32,370	$324	$356,324	$(28,732)	$(15,651)	$312,265

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

•	ASU - FASB Accounting Standards Update

•	CARES Act – The Coronavirus Aid, Relief and Economic Security Act signed into law on March 27, 2020

•	Debt Facilities - Collectively, the ABL Facility and the Term Loan Facility

•	Deferred Awards - Time vesting stock awards

•	EPS - Earnings per share

•	ESL - ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert

•	FASB - Financial Accounting Standards Board

•	First Quarter 2020 – The 13 weeks ended May 1, 2020

•	First Quarter 2019 - The 13 weeks ended May 3, 2019

•	Fiscal 2020 – The 52 weeks ending January 29, 2021

•	Fiscal 2019 - The 52 weeks ended January 31, 2020

•	Fiscal 2018 – The 52 weeks ended February 1, 2019

•	GAAP - Accounting principles generally accepted in the United States

•	LIBOR - London inter-bank offered rate

•	Option Awards - Stock option awards

•	Performance Awards - Performance-based stock awards

•	Sears Holdings or Sears Holdings Corporation - Sears Holdings Corporation, a Delaware corporation, and its consolidated subsidiaries

•	SEC - United States Securities and Exchange Commission

•	Second Quarter 2020 – the 13 weeks ended July 31, 2020

•	Second Quarter 2019 – the 13 weeks ended August 2, 2019

•	Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders

•	Term Loan Facility - Term loan credit agreements, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders

•	Third Quarter 2020 – the 13 weeks ending October 30, 2020

•

Transform Holdco - Transform Holdco LLC, an affiliate of ESL, which on February 11, 2019 acquired from Sears Holdings substantially all of the go-forward retail footprint, and other assets and component businesses of Sears Holdings as a going concern

•	Year-to-Date 2020 - The 26 weeks ended July 31, 2020

•	Year-to-Date 2019 - The 26 weeks ended August 2, 2019

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

Pursuant to ASC 205, Presentation of Financial Statements, the Company is required to and does evaluate at each annual and interim period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. In its Quarterly Report on Form 10-Q for the quarter ended May 1, 2020, the Company reported that due to the maturity date of its Term Loan Facility of April 4, 2021, and based on the definitions in the relevant accounting standards, management had determined that this condition raised substantial doubt about the Company’s ability to continue as a going concern.

On September 9, 2020, subsequent to the balance sheet date of July 31, 2020, the Company successfully refinanced its outstanding Term Loan Facility, with proceeds from a new term loan and borrowings on its ABL Facility.  The refinancing provides the Company with sufficient liquidity to satisfy its obligations for at least twelve months following the issuance of the Condensed Consolidated Financial Statements.  Accordingly, the Company has concluded that there is no longer substantial doubt about the Company’s ability to continue as a going concern.  See Note 13, Subsequent Events in Notes to Condensed Consolidated Financial Statements for additional information.

Impact of the COVID-19 Pandemic

A novel strain of coronavirus (“COVID-19”) surfaced in late 2019 and in March 2020, the World Health Organization declared COVID-19 a pandemic.  During the first half of Fiscal 2020, the COVID-19 pandemic had a disruptive impact on the Company’s business operations and an unfavorable impact on the Company’s results of operations.

Health and Safety of Employees and Consumers

From the beginning of the COVID-19 pandemic, the Company’s priority has been the safety of employees and customers. On March 16, 2020, the Company temporarily closed its 26 U.S. stores.  These stores reopened during Second Quarter 2020.  Additionally, the Company opened four new stores in Second Quarter 2020.  Due to the COVID-19 pandemic, the Company has implemented extra precautions in its offices and distribution centers.  These precautions were developed in line with guidance from global, federal and state health authorities, including work-from-home policies, social distancing, thermal scanning and partitions in all facilities.

Customer Demand

In Second Quarter 2020, customer demand in the eCommerce channel rebounded from the decline experienced in First Quarter 2020.  The eCommerce channel delivered a double-digit revenue increase and consequently, Year-to-Date 2020 eCommerce revenue has increased compared to prior year.  Year-to-Date 2020 revenue in the Lands’ End Outfitters (“Outfitters”) and Retail channels is lower than Year-to-Date 2019 due to the reduction in customer demand caused by the COVID-19 pandemic.  Retail revenue also declined due to lengthy store closures.  The ultimate timing and impact of customer demand levels will depend on the duration and scope of the COVID-19 pandemic, overall economic conditions and consumer preferences.

Supply Chain

The Company has not experienced significant supply chain disruptions related to the COVID-19 pandemic. The Company continues to place a priority on business continuity and contingency planning. The Company may experience disruptions in the supply chain as the pandemic continues, though the Company cannot reasonably estimate the potential impact or timing of those events, and the Company may not be able to mitigate such impact.

Expense Reduction

Beginning in First Quarter 2020, the Company took the following actions to reduce overall expense as a response to decreased customer demand due to the COVID-19 pandemic:

•

Temporarily reduced base salaries, including a reduction of 50% in the base salary of its Chief Executive Officer and President, 20% reductions in the base salaries of the Company’s other senior management members and scaled salary reductions throughout the Company.

•

Furlough of approximately 70% of corporate employees and nearly 100% of retail employees from March 28, 2020 to April 13, 2020, with approximately 49% of the workforce remaining furloughed at the end of First Quarter 2020.

•

Permanent reduction of approximately 10% of corporate staff during Second Quarter 2020, with all remaining furloughed personnel returning to work by mid-Second Quarter 2020.  The Company incurred total severance costs of approximately $3.0 million related to the reduction of corporate staff which was recorded in Other operating expense (income), net in the Condensed Consolidated Statements of Operations.  As of July 31, 2020 approximately $1.2 million of the severance costs had yet to be paid.

•	Fiscal 2020 merit increases were eliminated.
•	The Board of Directors compensation was temporarily reduced.
•	The Company's 401(k) match was temporarily suspended.
•	Other discretionary operating expenses were significantly reduced.

In response to the COVID-19 pandemic, the Company’s planned capital expenditures for Fiscal 2020 were significantly reduced.

Goodwill and Indefinite-Lived Intangible Asset

The duration and severity of the COVID-19 pandemic could result in additional future impairment charges for goodwill and the trade name indefinite-lived intangible asset. The Company considered the COVID-19 pandemic to be a triggering event in First Quarter 2020 for the Outfitters and Japan eCommerce reporting units and therefore completed an interim test for impairment of goodwill for these reporting units as of May 1, 2020.  This testing resulted in no impairment of the Outfitters reporting unit and full impairment of the $3.3 million of goodwill allocated to the Japan eCommerce reporting unit, recorded during First Quarter 2020.  There was not a triggering event or impairment charges for any reporting unit in Second Quarter 2020.

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

During Second Quarter 2020, as a result of the COVID-19 pandemic, the Company negotiated certain lease concessions with respect to some of its Company Operated stores and continues to negotiate with landlords for other leased properties.  The Company elected the FASB’s relief to not evaluate whether the enforceable rights and obligations existed in the original lease.  The related impact of the concessions did not have a material impact on the Company’s Condensed Consolidated Financial Statements during the six months ended July 31, 2020.

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

NOTE 3. EARNINGS (LOSS) PER SHARE

The numerator for both basic and diluted EPS is net income (loss). The denominator for basic EPS is based upon the number of weighted average shares of Lands’ End common stock outstanding during the reporting periods. The denominator for diluted EPS is based upon the number of weighted average shares of Lands' End common stock and common stock equivalents outstanding during the reporting periods using the treasury stock method in accordance with GAAP. Potentially dilutive securities for the diluted EPS calculations consist of nonvested equity shares of common stock and in-the-money outstanding options where the current stock price exceeds the option strike price, if any, to purchase the Company’s common stock.

The following table summarizes the components of basic and diluted EPS:

	13 Weeks Ended		26 Week Period Ended
(in thousands, except per share amounts)	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
Net income (loss)	$4,376	$(3,014)	$(16,267)	$(9,832)

Basic weighted average common shares outstanding	32,600	32,368	32,524	32,314
Dilutive effect of stock awards	238	—	—	—
Diluted weighted average common shares outstanding	32,838	32,368	32,524	32,314

Basic income (loss) per share	$0.13	$(0.09)	$(0.50)	$(0.30)
Diluted income (loss) per share	$0.13	$(0.09)	$(0.50)	$(0.30)

Stock awards are considered anti-dilutive based on the application of the treasury stock method or in the event of a net loss. There were 978,983, 779,299, 1,216,830, and 779,299 anti-dilutive shares excluded from the diluted weighted average shares outstanding for Second Quarter 2020, Second Quarter 2019, Year-to-Date 2020 and Year-to-Date 2019, respectively.

NOTE 4. OTHER COMPREHENSIVE LOSS

Other comprehensive loss encompasses all changes in equity other than those arising from transactions with stockholders and is comprised solely of foreign currency translation adjustments.

	13 Weeks Ended		26 Week Period Ended
(in thousands)	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
Beginning balance: Accumulated other comprehensive loss (net of tax of $3,790, $3,567, $3,453 and $3,505 respectively)	$(14,247)	$(13,417)	$(12,988)	$(13,183)
Other comprehensive income (loss):
Foreign currency translation adjustments (net of tax of $(370), $598, $(33) and $660 respectively)	1,382	(2,234)	123	(2,468)
Ending balance: Accumulated other comprehensive loss (net of tax of $3,420, $4,165, $3,420 and $4,165 respectively)	$(12,865)	$(15,651)	$(12,865)	$(15,651)

No amounts were reclassified out of Accumulated other comprehensive loss during any of the periods presented.

NOTE 5. DEBT

The Company's debt consisted of the following:

	July 31, 2020			August 2, 2019		January 31, 2020
(in thousands)	Amount		Rate	Amount	Rate	Amount	Rate
Term Loan Facility, maturing April 4, 2021	$382,812		4.25%	$387,963	5.65%	$385,388	5.05%
ABL Facility, maturing November 16, 2022	—		—%	—	—%	—	—%
	382,812			387,963		385,388
Less: Current maturities in Current liabilities	—			5,150		5,150
Less: Unamortized debt issuance costs	903			2,258		1,581
Long-term debt, net	$381,909	*		$380,555		$378,657

*Term Loan Facility is considered Long-term debt because it has been refinanced on a long-term basis through the proceeds of the new term loan and borrowings on the ABL Facility.

The following table summarizes the Company's borrowing availability under the ABL Facility:

(in thousands)	July 31, 2020	August 2, 2019	January 31, 2020
ABL Facility maximum borrowing	$200,000	$175,000	$175,000
Current borrowings under ABL	—	—	—
Outstanding letters of credit	12,020	9,456	23,299
Borrowing availability under ABL	$187,980	$165,544	$151,701

The following information relates to the Term Loan Facility and ABL Facility as each was in effect on July 31, 2020.  On September 9, 2020, the Company entered into a new Credit Agreement, which replaced the Term Loan Facility, and the Second Amendment to ABL Facility (the “Second Amendment to the ABL Facility”), entered into on August 12, 2020, became effective. See Note 13, Subsequent Events in Notes to Condensed Consolidated Financial Statements for additional information.

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

Customary agency fees are payable in respect of the Debt Facilities. The ABL Facility fees also include (i) commitment fees in an amount equal to 0.25% of the daily unused portions of the ABL Facility, and (ii) customary letter of credit fees.  As of the end of Second Quarter 2020 the Company had no borrowings on the ABL Facility.

Representations and Warranties; Covenants

Subject to specified exceptions, the Debt Facilities contain various representations and warranties, and restrictive covenants that, among other things, restrict the ability of Lands’ End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the ABL Facility falls below the greater of 10% of the loan cap amount or $15.0 million, Lands’ End will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Debt Facilities do not otherwise contain financial maintenance covenants. The Company was in compliance with all financial covenants related to the Debt Facilities as of July 31, 2020.

The Debt Facilities contain certain affirmative covenants, including reporting requirements such as delivery of financial statements, certificates and notices of certain events, maintaining insurance, and providing additional guarantees and collateral in certain circumstances.

Events of Default

The Debt Facilities include customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross defaults related to certain other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, and material judgments and change of control.  The Term Loan Facility will mature on April 4, 2021, and the ABL Facility will mature on November 16, 2022.

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

The following table provides a summary of the Company's stock-based compensation expense, which is included in Selling and administrative expense in the Condensed Consolidated Statements of Operations:

	13 Weeks Ended		26 Week Period Ended
(in thousands)	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
Deferred Awards	$1,383	$1,531	$3,024	$2,896
Performance Awards	1,144	611	1,144	1,033
Option Awards	187	187	374	374
Total stock-based compensation expense	$2,714	$2,329	$4,542	$4,303

The following table provides a summary of the Deferred Awards activity for Year-to-Date 2020:

	Deferred Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of January 31, 2020	745	$18.49
Granted	757	6.85
Vested	(285)	20.24
Forfeited or expired	(98)	12.00
Unvested as of July 31, 2020	1,119	10.86

Total unrecognized stock-based compensation expense related to unvested Deferred Awards was approximately $8.3 million as of July 31, 2020, which is expected to be recognized ratably over a weighted average period of 1.9 years. Deferred Awards granted to employees during Fiscal 2020 vest ratably over a period of three years.

The following table provides a summary of the Performance Awards activity for Year-to-Date 2020:

	Performance Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of January 31, 2020	412	$18.15
Granted	—	—
Vested	—	—
Forfeited or expired	(28)	17.97
Unvested as of July 31, 2020	384	18.15

Total unrecognized stock-based compensation expense related to unvested Performance Awards was approximately $2.6 million as of July 31, 2020, which is expected to be recognized ratably over a weighted average period of 1.4 years. Performance Awards granted to employees during Fiscal 2019 and Fiscal 2018 vest, if earned, after completion of the applicable three-year performance period.

The following table provides a summary of the Options Award activity for Year-to-Date 2020:

	Option Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of January 31, 2020	171	$8.73
Granted	—	—
Vested	(85)	7.36
Forfeited or expired	—	—
Unvested as of July 31, 2020	86	7.64

Total unrecognized stock-based compensation expense related to unvested Option Awards was approximately $0.5 million as of July 31, 2020, which is expected to be recognized ratably over a weighted average period of 0.6 years. The Option Awards have a life of ten years and vest ratably over the first four years. As of July 31, 2020, 257,352 shares related to Option Awards were exercisable. No options have been exercised as of July 31, 2020.

NOTE 7. FAIR VALUE MEASUREMENTS OF FINANCIAL ASSETS AND LIABILITIES

Restricted cash is reflected on the Condensed Consolidated Balance Sheets at fair value. The fair value of restricted cash was $1.8 million, $1.8 million and $2.1 million as of July 31, 2020, August 2, 2019 and January 31, 2020, respectively based on Level 1 inputs. Restricted cash amounts are valued based upon statements received from financial institutions.

The carrying amount of the Company's Cash and cash equivalents, Accounts receivable, net, Accounts payable, and Other current liabilities approximate their fair value as recorded due to the short-term maturity of these instruments.

Carrying values and fair values of long-term debt, including short-term portion, in the Condensed Consolidated Balance Sheets are as follows:

	July 31, 2020		August 2, 2019		January 31, 2020
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including short-term portion	$382,812	$352,666	$387,963	$377,779	$385,388	$378,643

Long-term debt, including short-term portion was valued utilizing Level 2 valuation techniques based on the closing inactive market bid price on July 31, 2020, August 2, 2019, and January 31, 2020. There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis as of July 31, 2020, August 2, 2019, and January 31, 2020.

NOTE 8. INCOME TAXES

Provision for Income Taxes

In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020.  The CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferment of employer side social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property.

At the end of each quarter, the Company estimates its effective income tax rate pursuant to ASC 740. The rate for the period consists of the tax rate expected to be applied for the full year to ordinary income adjusted for any discrete items recorded in the period.

Discrete items that were recognized during the six months ended July 31, 2020 included the vesting of certain share-based compensation awards and the technical corrections aspect of the CARES Act related to carryback of net operating losses in years beginning in 2017. The effective income tax rate for the full year is determined by the level and composition of income (loss) before income taxes, excluding discrete items as discussed above, which is subject to federal, state, local and foreign income taxes.

The Company recorded a tax expense at an overall effective tax rate of 11.5% for Second Quarter 2020 and a tax benefit of 34.7% for Year-to-Date 2020.  Comparatively, the Company recorded an income tax benefit of 51.3% and 45.0% for Second Quarter 2019 and Year-to-Date 2019, respectively.  The Second Quarter 2020 rate reflects the tax expense generated from changes in estimates related to improvement in Company performance and revised outlook for Fiscal 2020 as a result of the COVID-19 pandemic.  The Year-to-Date 2020 rate reflects the estimated tax benefits as a result of the CARES Act.  The Second Quarter 2019 and Year-to-Date 2019 rates reflect the tax benefits resulting from the change in status of various foreign jurisdictions.

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

As disclosed in the Company’s Annual Report on Form 10-K for the year ended January 31, 2020, the Company is the defendant in three separate lawsuits, each of which seeks class certification and allege adverse health events and personal property damage as a result of wearing uniforms manufactured by Lands’ End: (1)  Gilbert et al. v. Lands' End, Inc., United States District Court for the Western District of Wisconsin, Civil Action No. 3:19-cv-00823-JDP, complaint filed October 3, 2019; (2) Andrews et al. v. Lands' End, Inc., United States District Court for the Western District of Wisconsin, Civil Action No. 3:19-cv-01066-JDP, complaint filed on December 31, 2019, on behalf of 521 named plaintiffs, later amended to include 1,089 named plaintiffs; and (3) Davis et al. v. Lands' End, Inc. and Lands' End Business Outfitters, Inc., United States District Court for the Western District of Wisconsin, Case No. 3:20-cv-00195, complaint filed on March 4, 2020. Plaintiffs in Gilbert, Andrews, and Davis seek nationwide class certification on behalf of similarly situated Delta employees.

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

Sourcing

The Company contracts with a subsidiary of Sears Holdings to provide agreed upon buying agency services, on a non-exclusive basis, in foreign territories from where the Company purchases merchandise.  These services, primarily based upon quantities purchased, include quality-control functions, regulatory compliance, product claims management and new vendor selection and setup assistance.  Total expense from these services for the 13 weeks ended July 31, 2020 and August 2, 2019 was $0.8 million and $1.4 million respectively.  Total expense from these services for the 26 weeks ended July 31, 2020 and August 2, 2019 was $2.2 million and $3.1 million respectively.  These amounts are capitalized into inventory and are expensed through cost of goods sold over the course of inventory turns and included in Cost of sales in the Condensed Consolidated Statements of Operations.

The Company’s contract for these services expired on June 30, 2020 and services rendered to the Company under this contract ceased on April 20, 2020.

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

Net revenue is presented by product channel in the following table:

	13 Weeks Ended		26 Week Period Ended
(in thousands)	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
Net revenue:
eCommerce	$270,201	$218,651	$451,743	$427,552
Outfitters	37,416	65,452	69,215	108,536
Retail	4,466	14,164	8,133	24,612
Total net revenue	$312,083	$298,267	$529,091	$560,700

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

The Company's revenue is disaggregated by product channel and geographic location. Revenue by product channel is presented in Note 11, Segment Reporting. Revenue by geographic location was:

	13 Weeks Ended		26 Week Period Ended
(in thousands)	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
Net revenue:
United States	$264,162	$252,975	$436,906	$469,944
Europe	32,375	30,296	62,775	61,025
Asia	12,304	11,794	23,653	23,638
Other	3,242	3,202	5,757	6,093
Total Net revenue	$312,083	$298,267	$529,091	$560,700

Contract Liabilities

Contract liabilities consist of payments received in advance of the transfer of control to the customer. As products are delivered and control transfers, the Company recognizes the deferred revenue in Net revenue in the Condensed Consolidated Statements of Operations. The following table summarizes the deferred revenue associated with payments received in advance of the transfer of control to the customer, which is reported in Other current liabilities in the Condensed Consolidated Balance Sheets, as well as amounts recognized through Net revenue for each period presented. The remainder of deferred revenue as of July 31, 2020 is expected to be recognized in Net revenue in the fiscal quarter ending October 30, 2020, as products are delivered to customers.

	13 Weeks Ended		26 Week Period Ended
(in thousands)	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
Deferred Revenue Beginning of Period	$15,896	$10,199	$8,096	$9,051
Deferred Revenue Recognized in Period	(15,896)	(10,199)	(8,096)	(9,051)
Revenue Deferred in Period	11,901	9,411	11,901	9,411
Deferred Revenue End of Period	$11,901	$9,411	$11,901	$9,411

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

	13 Weeks Ended		26 Week Period Ended
(in thousands)	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
Balance as of Beginning of Period	$23,202	$20,010	$22,592	$18,191
Gift cards sold	11,104	13,907	19,935	29,024
Gift cards redeemed	(10,587)	(13,047)	(18,714)	(26,080)
Gift card breakage	(68)	(427)	(162)	(692)
Balance as of End of Period	$23,651	$20,443	$23,651	$20,443

Refund Liabilities

Refund liabilities, primarily associated with product sales returns and retrospective volume rebates, represent variable consideration and are estimated and recorded as a reduction to Net revenue based on historical experience. As of July 31, 2020, August 2, 2019 and January 31, 2020, $23.2 million, $18.5 million and $21.6 million, respectively, of refund liabilities, primarily associated with product returns, are reported in Other current liabilities in the Condensed Consolidated Balance Sheets. An asset for product returns is recorded in Prepaid expenses and other current assets in the Condensed Consolidated Balance sheets.

NOTE 13. SUBSEQUENT EVENTS

Updates to Debt Obligations

On September 9, 2020, the Company entered into a Term Loan Credit Agreement by and among the Company, Fortress Credit Corp, as Administrative Agent and Collateral Agent and other Lender Parties thereto (the “Term Loan Credit Agreement”).  Pursuant to the Term Loan Credit Agreement, the Company received a loan of $275.0 million.  The proceeds from the Term Loan Credit Agreement, along with $125.0 million of borrowings under the ABL Facility, were used to repay all of the indebtedness under the Term Loan Facility, as well as fees and expenses associated with the financing. As such, the amounts previously outstanding under the Term Loan Facility as of July 31, 2020 have been classified as long-term on the Condensed Consolidated Balance Sheets since it has been refinanced on a long-term basis subsequent to the balance sheet date with proceeds from the Term Loan Credit Agreement and borrowings under the ABL Facility.

Also, on September 9, 2020, upon the repayment of all indebtedness under the Term Loan Facility, the Second Amendment to the ABL Facility, by and among Wells Fargo Bank, National Association (as Agent, L/C Issuer and Swing Line Lender) and each of the Company’s existing lenders under the ABL Facility, dated August 12, 2020, became effective.  The Second Amendment to the ABL Facility amends the ABL Facility.  Borrowings under the ABL Facility as of September 9, 2020 were $125.0 million.

Term Loan Credit Agreement

On September 9, 2020, the Company entered into the Term Loan Credit Agreement with Fortress Credit Corp. which provides a term loan facility of $275.0 million.

Maturity; Amortization and Prepayments

The Term Loan Credit Agreement will mature on September 9, 2025, will amortize at a rate equal to 1.25% per quarter, and is subject to mandatory prepayments in an amount equal to a percentage of the borrower’s excess cash flows in each fiscal year, ranging from 0% to 75% depending on the Company’s total leverage ratio, and with the proceeds of certain asset sales, casualty events and extraordinary receipts.  The loan may not be voluntarily prepaid during the first two years of its term.  A prepayment premium is applicable to voluntary prepayments and certain mandatory prepayments made prior to the fourth anniversary of the closing date of the Term Loan Credit Agreement.

Guarantees; Security

Pursuant to a Term Loan Guaranty and Security Agreement, dated September 9, 2020, all obligations under the Term Loan Credit Agreement are unconditionally guaranteed by Lands’ End, Inc. and, subject to certain exceptions, each of its existing and future direct and indirect subsidiaries. The Term Loan Credit Agreement is secured by a first priority security interest in certain property and assets of the borrowers and guarantors, including certain fixed assets such as real estate, stock of the subsidiaries and intellectual property, in each case, subject to certain exceptions. The Term Loan Credit Agreement is also secured by a second priority security interest in certain working capital of the borrowers and guarantors consisting primarily of accounts receivable and inventory, with certain exceptions.

Interest; Fees

The interest rates per annum applicable to the loans under the Term Loan Credit Agreement are based on a fluctuating rate of interest measured by reference to, at the borrower’s election, either (1) an adjusted LIBOR (with a minimum rate of 1%) plus 9.75%, or (2) an alternative base rate plus 8.75%.

An upfront fee equal to 3.00% of the principal amount of the Term Loan Credit Agreement was paid upon funding of the Term Loan Credit Agreement.  Customary agency fees are payable annually.

Representations and Warranties; Covenants

The Term Loan Credit Agreement contains various representations and warranties and restrictive covenants that, among other things and subject to specified exceptions, restricts the Company’s and its subsidiaries’ ability to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business.

The Term Loan Credit Agreement is subject to certain financial covenants, including a quarterly maximum total leverage ratio test, a weekly minimum liquidity test and an annual maximum capital expenditure amount.

The Term Loan Credit Agreement contains certain affirmative covenants, including reporting requirements such as delivery of financial statements, certificates and notices of certain events, maintaining insurance, and providing additional guarantees and collateral in certain circumstances.

Events of Default

The Term Loan Credit Agreement includes customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross default to certain other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, material judgments and change of control.

Second Amendment to the ABL Facility

On August 12, 2020 Lands’ End entered into the Second Amendment to the ABL Facility which provides for an increase in the maximum borrowings under the ABL Facility by $75.0 million to $275.0 million.  As noted above, the Second Amendment to the ABL Facility became effective on September 9, 2020.

As amended by the Second Amendment to the ABL Facility, the borrowing margin under the ABL Facility is subject to adjustment based on the average daily total loans outstanding under the ABL Facility for the preceding fiscal quarter.  For LIBOR loans, the interest rate will be LIBOR (subject to an interest rate floor of 0.75%) plus a borrowing margin which will be, where the average daily total loans outstanding for the previous quarter are (i) less than $50.0 million, 1.75%, (ii) equal to or greater than $50.0 million but less than $100.0 million, 2.00%, (iii) equal to or greater than $100.0 million but less than $200.0 million, 2.25%, and (iv) greater than $200.0 million, 3.50%.  For Base Rate loans, the borrowing margin will be, where the average daily total loans outstanding for the previous quarter are (i) less than $50.0 million for the previous quarter, 1.00%, (ii) equal to or greater than $50.0 million but less than $100.0 million, 1.25%, (iii) equal to or greater than $100.0 million but less than $200.0 million, 1.50%, and (iv) greater than $200.0 million, 2.75%.

Additionally, as amended by the Second Amendment to the ABL Facility, if average daily total loans outstanding for the previous quarter are (i) less than 50% of the lesser of (a) the aggregate commitments and (b) the borrowing base (the “Loan Cap”), the commitment fee percentage will equal 0.375% and (ii) equal to or greater than 50% of the Loan Cap, the commitment fee percentage will equal 0.25%.  The commitment fee is computed as the applicable percentage multiplied by the actual daily amount by which the aggregate commitments exceed the total outstanding loans and letter of credit obligations in the preceding quarter.

The Second Amendment to the ABL Facility added a cash maintenance provision to the ABL Facility, which applies a limit of $75.0 million on the amount of cash and cash equivalents (subject to certain exceptions) that the Company may hold when outstanding loans under the ABL Facility are equal to or exceed $125.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. See "Cautionary Statements Concerning Forward-Looking Statements" below and "Item 1A. Risk Factors" in our Annual Report filed on Form 10-K for the year ended January 31, 2020, the risk factors contained in our Current Report on Form 8-K dated June 2, 2020, and "Part II, Item 1A Risk Factors" of this Quarterly Report on Form 10-Q, for a discussion of the uncertainties, risks and assumptions associated with these statements.

As used in this Quarterly Report on Form 10-Q, references to the "Company", "Lands' End", "we", "us", "our" and similar terms refer to Lands' End, Inc. and its subsidiaries. Our fiscal year ends on the Friday preceding the Saturday closest to January 31. Other terms that are commonly used in this Quarterly Report on Form 10-Q are defined as follows:

•	ABL Facility -Asset-based senior secured credit agreements, dated as of November 16, 2017, with Wells Fargo Bank, N.A. and certain other lenders
•	CARES Act – The Coronavirus Aid, Relief and Economic Security Act signed into law on March 27, 2020.
•	Company Operated stores - Lands' End retail stores in the Retail channel
•	Debt Facilities - Collectively, the ABL Facility and the Term Loan Facility
•	EOM – Enterprise order management software solutions
•	ESL - ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert
•	First Quarter 2020 – The 13 weeks ended May 1, 2020
•	First Quarter 2019 - The 13 weeks ended May 3, 2019
•	Fiscal 2020 – The 52 weeks ending January 29, 2021
•	Fiscal 2019 - The 52 weeks ended January 31, 2020
•	Fiscal 2018 – The 52 weeks ended February 1, 2019
•	GAAP - Accounting principles generally accepted in the United States
•	Lands' End Shops at Sears - Lands' End shops operated within Sears stores
•	LIBOR - London inter-bank offered rate
•	Sears Holdings or Sears Holdings Corporation - Sears Holdings Corporation, a Delaware corporation, and its consolidated subsidiaries
•	SEC - United States Securities and Exchange Commission
•	Second Quarter 2020 – the 13 weeks ended July 31, 2020
•	Second Quarter 2019 – the 13 weeks ended August 2, 2019
•	Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders
•	Term Loan Facility - Term loan credit agreements, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders
•	Third Quarter 2020 – the 13 weeks ending October 30, 2020

•

Transform Holdco - Transform Holdco LLC, an affiliate of ESL, which on February 11, 2019 acquired from Sears Holdings substantially all of the go-forward retail footprint, and other assets and component businesses of Sears Holdings as a going concern

•	Year-to-Date 2020 - The 26 weeks ended July 31, 2020
•	Year-to-Date 2019 - The 26 weeks ended August 2, 2019

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

Health and Safety of our People and Consumers

From the beginning of the COVID-19 pandemic, our priority has been the safety of our employees and customers. On March 16, 2020, we temporarily closed our 26 U.S. stores.  These stores reopened during Second Quarter 2020.  Additionally, the Company opened four new stores in Second Quarter 2020. Due to the COVID-19 pandemic we have implemented extra precautions in our offices and distribution centers.  These precautions were developed in line with guidance from global, federal and state health authorities, including work-from-home policies, social distancing, thermal scanning and partitions in our facilities.

Customer Demand

In the Second Quarter 2020, customer demand in the eCommerce channel rebounded from the decline experienced in First Quarter 2020.  The eCommerce channel delivered a double-digit revenue increase and consequently Year-to-Date 2020 eCommerce revenue has increased compared to prior year.  Year-to-Date 2020 revenue in the Outfitters and Retail channels is lower than Year-to-Date 2019 due to the reduction in customer demand caused by the COVID-19 pandemic.  Retail revenue also declined due to lengthy store closures.  The ultimate timing and impact of customer demand levels will depend on the duration and scope of the COVID-19 pandemic, overall economic conditions and consumer preferences.

Supply Chain

We have not experienced significant supply chain disruptions related to the COVID-19 pandemic.  We continue to place a priority on business continuity and contingency planning. We may experience disruptions in our supply chain as the pandemic continues, though we cannot reasonably estimate the potential impact or timing of those events, and we may not be able to mitigate such impact.

Expense Reduction

Beginning in First Quarter 2020, we took the following actions to reduce overall expense as a response to decreased customer demand due to the COVID-19 pandemic:

•

Temporarily reduced base salaries, including a reduction of 50% in the base salary of our Chief Executive Officer and President, 20% reduction in the base salaries of our other senior management members and scaled salary reductions throughout the Company.

•

Furlough of approximately 70% of corporate employees and nearly 100% of retail employees from March 28, 2020 to April 13, 2020, with approximately 49% of the workforce remaining furloughed at the end of First Quarter 2020.

•

Permanent reduction of approximately 10% of corporate staff during Second Quarter 2020, with all remaining furloughed personnel returning to work by mid-Second Quarter 2020. The Company incurred total severance costs of approximately $3.0 million related to the reduction of corporate staff which was recorded in Other operating expense (income), net in the Condensed Consolidated Statements of Operations.  As of July 31, 2020 approximately $1.2 million of the severance costs had yet to be paid.

•	Fiscal 2020 merit increases were eliminated.
•	The Board of Directors compensation was temporarily reduced.
•	The Company's 401(k) match was temporarily suspended.
•	Other discretionary operating expenses were significantly reduced.

Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared in accordance with GAAP and include the accounts of Lands' End, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated. The COVID-19 pandemic has had an impact on our Year-to-Date 2020 results and we expect it to continue to have an impact on our results. As such, this interim period, as well as upcoming periods, may not be comparable to past performance or indicative of future performance

Related party

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

Results of Operations

The following table sets forth, for the periods indicated, selected income statement data:

	13 Week Period Ended
	July 31, 2020		August 2, 2019
(in thousands)	$'s	% of Net revenue	$’s	% of Net revenue
Net revenue	$312,083	100.0%	$298,267	100.0%
Cost of sales (excluding depreciation and amortization)	176,661	56.6%	169,182	56.7%
Gross profit	135,422	43.4%	129,085	43.3%
Selling and administrative	111,478	35.7%	122,260	41.0%
Depreciation and amortization	9,378	3.0%	7,408	2.5%
Other operating expense (income), net	3,373	1.1%	(22)	(0.0)%
Operating income (loss)	11,193	3.6%	(561)	(0.2)%
Interest expense	4,916	1.6%	6,235	2.1%
Other expense (income), net	1,333	0.4%	(608)	(0.2)%
Income (loss) before income taxes	4,944	1.6%	(6,188)	(2.1)%
Income tax expense (benefit)	568	0.2%	(3,174)	(1.1)%
NET INCOME (LOSS)	$4,376	1.4%	$(3,014)	(1.0)%

	26 Week Period Ended
	July 31, 2020		August 2, 2019
(in thousands)	$'s	% of Net revenue	$’s	% of Net revenue
Net revenue	$529,091	100.0%	$560,700	100.0%
Cost of sales (excluding depreciation and amortization)	299,514	56.6%	311,741	55.6%
Gross profit	229,577	43.4%	248,959	44.4%
Selling and administrative	217,276	41.1%	239,104	42.6%
Depreciation and amortization	18,164	3.4%	15,026	2.7%
Other operating expense, net	7,656	1.4%	126	0.0%
Operating loss	(13,519)	(2.6)%	(5,297)	(0.9)%
Interest expense	10,227	1.9%	14,069	2.5%
Other expense (income), net	1,160	0.2%	(1,475)	(0.3)%
Loss before income taxes	(24,906)	(4.7)%	(17,891)	(3.2)%
Income tax benefit	(8,639)	(1.6)%	(8,059)	(1.4)%
NET LOSS	$(16,267)	(3.1)%	$(9,832)	(1.8)%

Depreciation and amortization are not included in our cost of sales because we are a reseller of inventory and do not believe that including depreciation and amortization is meaningful. As a result, our gross margins may not be comparable to other entities that include depreciation and amortization related to the sale of their product in their gross margin measure.

Net Income (Loss) and Adjusted EBITDA

We recorded Net income of $4.4 million in Second Quarter 2020 compared to Net loss of $3.0 million in the Second Quarter 2019. In addition to our Net income and Net loss determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted EBITDA measurement. Adjusted EBITDA is computed as Net income or Net loss appearing on the Condensed Consolidated Statements of Operations net of Income tax benefit, Interest expense, Depreciation and amortization, and certain significant items set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our businesses for comparable periods, and as an executive compensation metric. The methods used by the Company to calculate its non-GAAP financial measures may differ significantly from methods used by other companies to compute similar measures. As a result, any non-GAAP financial measures presented herein may not be comparable to similar measures provided by other companies. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes several important cash and non-cash recurring items.

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

•

Corporate restructuring – corporate restructuring actions and activities including severance for the reduction in corporate staff, in the 13 weeks ended July 31, 2020 and the 26 weeks ended July 31, 2020 and August 2, 2019.

•	Long-lived asset impairment – charge associated with the non-cash write-down of certain long-lived assets in the 13 weeks ended July 31, 2020.
•	Goodwill and long-lived asset impairment - charge associated with the non-cash write-down of certain long-lived assets and goodwill in the 26 weeks ended July 31, 2020.
•

Loss or gain on property and equipment - management considers the losses or gains on asset valuation to result from investing decisions rather than ongoing operations for the 13 weeks and 26 weeks ended July 31, 2020 and August 2, 2019.

	13 Weeks Ended
	July 31, 2020		August 2, 2019
(in thousands)	$’s	% of Net revenue	$’s	% of Net revenue
Net income (loss)	$4,376	1.4%	$(3,014)	(1.0)%
Income tax expense (benefit)	568	0.2%	(3,174)	(1.1)%
Other expense (income), net	1,333	0.4%	(608)	(0.2)%
Interest expense	4,916	1.6%	6,235	2.1%
Operating income (loss)	11,193	3.6%	(561)	(0.2)%
Depreciation and amortization	9,378	3.0%	7,408	2.5%
Corporate restructuring	2,925	0.9%	—	0.0%
Long-lived asset impairment	400	0.1%	—	0.0%
Loss (gain) on property and equipment	48	0.0%	(22)	(0.0)%
Adjusted EBITDA	$23,944	7.7%	$6,825	2.3%

	26 Week Period Ended
	July 31, 2020		August 2, 2019
(in thousands)	$’s	% of Net revenue	$’s	% of Net revenue
Net loss	$(16,267)	(3.1)%	$(9,832)	(1.8)%
Income tax benefit	(8,639)	(1.6)%	(8,059)	(1.4)%
Other income (loss), net	1,160	0.2%	(1,475)	(0.3)%
Interest expense	10,227	1.9%	14,069	2.5%
Operating loss	(13,519)	(2.6)%	(5,297)	(0.9)%
Depreciation and amortization	18,164	3.4%	15,026	2.7%
Corporate restructuring	2,925	0.6%	207	0.0%
Goodwill and long-lived asset impairment	3,844	0.7%	—	0.0%
Loss (gain) on property and equipment	887	0.2%	(81)	(0.0)%
Adjusted EBITDA	$12,301	2.3%	$9,855	1.8%

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

Discussion and Analysis

Second Quarter 2020 compared with Second Quarter 2019

Net Revenue

Net revenue for Second Quarter 2020 was $312.1 million, compared with $298.3 million in the comparable period of the prior year, an increase of $13.8 million, or 4.6%.

eCommerce Net revenue was $270.2 million for Second Quarter 2020 an increase of $51.6 million or 23.6%, from the comparable period of the prior year. The increase was primarily driven by customer demand for key items and strong new customer acquisition both of which benefitted from the more prevalent work from home lifestyle.

Outfitters Net revenue was $37.4 million for Second Quarter 2020, a decrease of $28.0 million or 42.8%, from the comparable period of the prior year. The decrease was due to lower customer demand due to the COVID-19 pandemic.

Retail Net revenue was $4.5 million in Second Quarter 2020, a decrease of $9.7 million or 68.5%, from the comparable period of the prior year. This decrease was driven by the closure of all Lands' End Shops at Sears locations and, due to the COVID-19 pandemic, the temporary closure of U.S. retail stores on March 16, 2020. As of July 31, 2020 all 26 U.S retail stores had reopened. On July 31, 2020 we had 30 U.S. Company Operated stores, which includes four new stores opened within the Second Quarter 2020, compared with 21 U.S. Company Operated stores on August 2, 2019.

Gross Profit

Gross profit was $135.4 million in Second Quarter 2020, an increase of $6.3 million from the comparable period of the prior year.  Gross margin increased approximately 10 basis points to 43.4%, in Second Quarter 2020, compared with 43.3%, in Second Quarter 2019, primarily driven by improved promotional strategies and continued use of analytics, partially offset by the liquidation of seasonal inventory as retail stores reopened.

Selling and Administrative Expenses

Selling and administrative expenses decreased $10.8 million to $111.5 million or 35.7% of total Net revenue, in Second Quarter 2020, compared with $122.3 million or 41.0% of Net revenue, in Second Quarter 2019. This 530 basis point decrease was primarily due to strong controls to manage non-essential operating expenses and structural costs in response to the COVID-19 pandemic.

Depreciation and Amortization

Depreciation and amortization expense was $9.4 million in Second Quarter 2020, an increase of $2.0 million compared with $7.4 million in Second Quarter 2019. This increase was primarily attributable to depreciation associated with our EOM system implementation, continued investment in our digital infrastructure and an increased number of U.S. Company Operated stores.

Other Operating Expense

Other operating expense, net was $3.4 million in Second Quarter 2020 compared to an insignificant amount in Second Quarter 2019 due to the impact of corporate restructuring which includes severance for the reduction in corporate staff in Second Quarter 2020.

Operating Income/Loss

As a result of the above factors, Operating income was $11.2 million in Second Quarter 2020 compared to Operating loss of $0.6 million in Second Quarter 2019.

Interest Expense

Interest expense was $4.9 million in Second Quarter 2020 compared to $6.2 million in Second Quarter 2019, driven by lower interest rates.

Other Expense/ Income

Other expense was $1.3 million in Second Quarter 2020 compared to Other income of $0.6 million in Second Quarter 2019.

Income Tax Benefit

We recorded tax expense at an overall effective tax rate of 11.5% for Second Quarter 2020.  This rate reflects the tax expense generated from changes in estimates related to improvement in Company performance and revised outlook for Fiscal 2020 as a result of the COVID-19 pandemic.  We recorded an income tax benefit of 51.3% for Second Quarter 2019.  This rate reflects the tax benefits resulting from the change in status of various foreign jurisdictions.

Net Income/Loss

As a result of the above factors, Net income was $4.4 million and diluted earnings per share was $0.13 in Second Quarter 2020 compared with a Net loss of $3.0 million and diluted loss per share of $0.09 in Second Quarter 2019.

Adjusted EBITDA

As a result of the above factors, Adjusted EBITDA increased $17.1 million to $23.9 million in Second Quarter 2020 as compared to $6.8 million in Second Quarter 2019.

Year-to-Date 2020 compared with Year-to-Date 2019

Net Revenue

Net revenue for Year-to-Date 2020 was $529.1 million, compared with $560.7 million in the comparable period of the prior year, a decrease of $31.6 million, or 5.6%.

eCommerce Net revenue was $451.7 million for Year-to-Date 2020, an increase of $24.2 million or 5.7%, from the comparable period of the prior year. The increase was primarily driven by customer demand for key items and strong new customer acquisition both of which benefitted from the more prevalent work from home lifestyle.

Outfitters Net revenue was $69.2 million for Year-to-Date 2020 a decrease of $39.3 million or 36.2%, from the comparable period of the prior year.  The decrease in revenue was primarily attributable to the COVID-19 pandemic.

Retail Net revenue was $8.1 million in Year-to-Date 2020, a decrease of $16.5 million or 67.0%, from the comparable period of the prior year.  This decrease was driven by the closure of all Lands' End Shops at Sears locations and, due to the COVID-19 pandemic, the temporary closure of U.S. retail stores on March 16, 2020. As of July 31, 2020 all 26 U.S. retail stores had reopened. On July 31, 2020, the Company had 30 U.S. Company Operated stores, which includes four new stores opened within the Second Quarter 2020, compared with 21 U.S. Company Operated stores on August 2, 2019.

Gross Profit

Gross profit decreased $19.4 million to $229.6 million primarily due to the COVID-19 pandemic.  Gross margin decreased approximately 100 basis points to 43.4%, for Year-to-Date 2020, compared with 44.4%, for Year-to-Date 2019, primarily driven by promotional activity throughout the industry and liquidation of seasonal inventory as retail stores reopened, partially offset by more disciplined promotional strategies and continued use of data analytics.

Selling and Administrative Expenses

Selling and administrative expenses decreased $21.8 million to $217.3 million, or 41.1% of total Net revenue, in Year-to-Date 2020, compared with $239.1 million, or 42.6% of Net revenue, in Year-to-Date 2019. This 150 basis point decrease was primarily due to strong controls to manage non-essential operating expenses and structural costs in response to the COVID-19 pandemic.

Depreciation and Amortization

Depreciation and amortization expense was $18.2 million in Year-to-Date 2020, an increase of $3.1 million, compared with $15.0 million in Year-to-Date 2019.  The increase was primarily attributable to depreciation associated with our EOM system implementation, continued investment in our digital infrastructure and an increased number of U.S. Company Operated stores.

Other Operating Expense

Other operating expense was $7.7 million in Year-to-Date 2020 compared to $0.1 million in Year-to-Date 2019.  This increase was due to impairment of goodwill and long-lived assets as well as the impacts of corporate restructuring which include severance for the reduction in corporate staff in Second Quarter 2020.

Operating Loss

As a result of the above factors, Operating loss was $13.5 million in Year-to-Date 2020 compared to $5.3 million in Year-to-Date 2019.

Interest Expense

Interest expense was $10.2 million in Year-to-Date 2020 compared to $14.1 million in Year-to-Date 2019, reflective of the $100.0 million voluntary prepayment on the Term Loan in First Quarter 2019 and lower interest rates.

Other Expense/Income, Net

Other expense, net was $1.2 million in Year-to-Date 2020 compared to Other income, net of $1.5 million in Year-to-Date 2019.

Income Tax Benefit

We recorded tax benefit of 34.7% for Year-to-Date 2020.  This rate reflects the estimated tax benefits as a result of the CARES Act.  We recorded an income tax benefit of 45.0% for Year-to-Date 2019.  This rate reflects the tax benefits resulting from the change in status of various foreign jurisdictions.

Net Loss

As a result of the above factors, Net loss was $16.3 million and diluted loss per share was $0.50 in Year-to-Date 2020 compared with a Net loss of $9.8 million and diluted loss per share of $0.30 in Year-to-Date 2019.

Adjusted EBITDA

As a result of the above factors, Adjusted EBITDA increased $2.4 million to $12.3 million in Year-to-Date 2020 as compared to $9.9 million in Year-to-Date 2019.

Liquidity and Capital Resources

Our primary need for liquidity is to fund working capital requirements of our business, capital expenditures, debt service and for general corporate purposes. Our cash and cash equivalents and the ABL Facility serve as sources of liquidity for short-term working capital needs and general corporate purposes. As of July 31, 2020 we had zero borrowings on the ABL Facility. Cash generated from our net revenue and profitability, and somewhat to a lesser extent our changes in working capital, are driven by the seasonality of our business, with a significant amount of net revenue and operating cash flows generally occurring in the fourth fiscal quarter of each year. The following information relates to the Term Loan Facility and ABL Facility as each was in effect at July 31, 2020.

The Debt Facilities include customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross defaults related to certain other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, and material judgments and change of control.  The Term Loan Facility was scheduled to mature on April 4, 2021, and on September 9, 2020 was replaced by the new Term Loan Credit Agreement.  The ABL Facility was amended on August 12, 2020 and matures on November 16, 2022. See Note 13, Subsequent Events in Notes to Condensed Consolidated Financial Statements for additional information. As a result of this refinancing, we believe we have sufficient liquidity to satisfy our obligations for the foreseeable future.

Description of Material Indebtedness

Debt Arrangements

On November 16, 2017, the Company entered into the ABL Facility, which provides for maximum borrowings of $175.0 million for the Company, subject to a borrowing base. During First Quarter 2020, the Company increased capacity under the ABL Facility by $25.0 million, so that maximum borrowings were $200.0 million at the end of First Quarter 2020.  The ABL Facility has a letter of credit sub-limit of $70.0 million. The ABL Facility is available for working capital and other general corporate purposes. As of July 31, 2020, the Company had zero borrowings, outstanding letters of credit of $12.0 million and $188.0 million in availability under the ABL Facility. Upon entering into the ABL Facility, the Company incurred $1.5 million in debt origination fees. The fees were capitalized as debt issuance costs and are being amortized as an adjustment to Interest expense over the remaining life of the Debt Facilities.

On April 4, 2014, Lands’ End entered into the Term Loan Facility of $515.0 million, the proceeds of which were used to pay a dividend of $500.0 million to a subsidiary of Sears Holdings Corporation immediately prior to the Separation and to pay fees and expenses associated with the Debt Facilities at that time of approximately $11.4 million, with the remaining proceeds used for general corporate purposes. The fees were capitalized as debt issuance costs and are being amortized as an adjustment to Interest expense over the remaining life of the Debt Facilities. In First Quarter 2019, Lands’ End made a $100.0 million voluntary prepayment on the Term Loan from excess cash on hand.

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

The Term Loan Facility matures on April 4, 2021. The ABL Facility matures on November 16, 2022.

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

Representations and Warranties; Covenants

Subject to specified exceptions, the Debt Facilities contain various representations and warranties and restrictive covenants that, among other things, restrict the ability of Lands’ End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the ABL Facility falls below the greater of 10% of the loan cap amount or $15.0 million, Lands’ End will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Debt Facilities do not otherwise contain financial maintenance covenants. The Company was in compliance with all financial covenants related to the Debt Facilities as of July 31, 2020.

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

Cash Flows from Operating Activities

Net cash provided by operating activities decreased to $8.0 million in Year-to-Date 2020 from $17.0 million in Year-to-Date 2019 primarily driven by a reduction in inventory related payables.

Cash Flows from Investing Activities

Net cash used in investing activities was $19.8 million and $24.8 million for Year-to-Date 2020 and Year-to-Date 2019, respectively. Cash used in investing activities for both periods was primarily used for investments to update our information technology infrastructure and property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities was $3.0 million for Year-to-Date 2020 and $103.3 million for Year-to-Date 2019 consisting primarily of a $100.0 million voluntary prepayment of our Term Loan Facility in First Quarter 2019.

Contractual Obligations and Off-Balance-Sheet Arrangements

There have been no material changes to our contractual obligations and off-balance-sheet arrangements as discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020.

Financial Instruments with Off-Balance-Sheet Risk

On November 16, 2017, the Company entered into the ABL Facility, which provides for maximum borrowings of $175.0 million for the Company, subject to a borrowing base.  During First Quarter 2020, the Company increased capacity under the ABL Facility by $25.0 million. The ABL Facility has a letter of credit sub-limit of $70.0 million and matures on November 16, 2022.  The ABL Facility is available for working capital and other general corporate purposes. As of July 31, 2020, the Company had zero outstanding borrowings, outstanding letters of credit of $12.0 million and $188.0 million in availability under the ABL Facility. The ABL Facility was amended on August 12, 2020.  See Note 13, Subsequent Events in Notes to Condensed Consolidated Financial Statements for additional information.

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

Goodwill and Trade Name Impairment Analysis

The duration and severity of the COVID-19 pandemic could result in additional future impairment charges for goodwill and the trade name indefinite-lived intangible asset. We considered the COVID-19 pandemic to be a triggering event for goodwill in First Quarter 2020 for the Outfitters and Japan eCommerce reporting units, resulting in full impairment of the $3.3 million of goodwill allocated to Japan eCommerce reporting unit, recorded during First Quarter 2020. There was not a triggering event or impairment charges for any reporting unit in Second Quarter 2020.

The Company concluded that recent events did not result in a triggering event for trade name in First Quarter 2020 or Second Quarter 2020.

For a complete discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended January 31, 2020, and Note 2, Recent Accounting Pronouncements. There have been no significant changes in our critical accounting policies or their application since January 31, 2020.

Recent Accounting Pronouncements

See Part I, Item 1, Note 2, Recent Accounting Pronouncements, of the Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document contains forward-looking statements. Forward-looking statements reflect our current views with respect to, among other things, future events and performance. These statements may discuss, among other things, our net sales, gross margin, operating expenses, operating income, net income, cash flow, financial condition, impairments, expenditures, growth, strategies, plans, achievements, dividends, capital structure, organizational structure, future store openings, financing activities, liquidity, the impact of the COVID-19 pandemic, market opportunities and general market and industry conditions. We generally identify forward-looking statements by words such as "anticipate," "estimate," "expect," "intend," "project," "plan," "predict," "believe," "seek," "continue," "outlook," "may," "might," "will," "should," "can have," “could have,” "likely," “targeting” or the negative version of these words or comparable words. Forward-looking statements are based on beliefs and assumptions made by management using currently available information. These statements are only predictions and are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties. If one or more of these risks or uncertainties materialize, or if management’s underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include those risks, uncertainties and factors discussed in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, as supplemented by the risk factors contained in the Current Report on Form 8-K dated June 2, 2020 and as modified by “Part II, Item 1A Risk Factors” of this Quarterly Report on From 10-Q. Forward-looking statements speak only as of the date on which they are made. We expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable securities laws and regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in currency rates. A significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of July 31, 2020, we had $19.6 million of cash denominated in foreign currencies, principally in British Pound Sterling, Euros, Yen and Hong Kong Dollars. We do not enter into financial instruments for trading purposes or hedging and have not used any derivative financial instruments. We do not consider our foreign earnings to be permanently reinvested.

We are subject to interest rate risk with the Term Loan Facility and the ABL Facility, as both require the Company to pay interest on outstanding borrowings at variable rates. Each one percentage point change in interest rates associated with the Term Loan Facility would result in a $3.8 million change in our annual cash interest expenses. Assuming our ABL Facility was fully drawn (as of July 31, 2020) to a principal amount equal to $200.0 million, each one percentage point change in interest rates would result in a $2.0 million change in our annual cash interest expense.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation for the period covered by this Quarterly Report on Form 10-Q, Lands’ End’s Chief Executive Officer and President and Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer have concluded that, as of July 31, 2020, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by Rules 13a-15 under the Exchange Act during the Second Fiscal Quarter Ended July 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.1

Second Amendment to ABL Credit Agreement, dated August 12, 2020, by and among Lands’ End, Inc. (as the Lead Borrower), the guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association (as Agent, L/C Issuer and Swing Line Lender).*

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lands’ End, Inc.

(Registrant)

Dated: September 9, 2020

By:	/s/ James Gooch
James Gooch
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)