Form 10-Q
period 2020-10-30
LANDS' END, INC.
filed 2020-12-03
CIK 799288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 30, 2020

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

As of December 1, 2020 the registrant had 32,607,757 shares of common stock, $0.01 par value, outstanding.

LANDS’ END, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED OCTOBER 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDS’ END, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(in thousands, except per share data)	October 30, 2020	November 1, 2019	October 30, 2020	November 1, 2019
Net revenue	$359,982	$340,023	$889,073	$900,723
Cost of sales (excluding depreciation and amortization)	196,527	185,848	496,041	497,589
Gross profit	163,455	154,175	393,032	403,134

Selling and administrative	134,890	135,417	352,164	374,521
Depreciation and amortization	9,627	8,076	27,791	23,101
Other operating expense (income), net	255	(225)	7,913	(99)
Operating income	18,683	10,907	5,164	5,611
Interest expense	9,005	6,121	19,232	20,190
Other (income) expense, net	(250)	(166)	910	(1,640)
Income (loss) before income taxes	9,928	4,952	(14,978)	(12,939)
Income tax expense (benefit)	2,752	1,346	(5,887)	(6,713)
NET INCOME (LOSS)	$7,176	$3,606	$(9,091)	$(6,226)
NET INCOME (LOSS) PER COMMON SHARE
Basic:	$0.22	$0.11	$(0.28)	$(0.19)
Diluted:	$0.22	$0.11	$(0.28)	$(0.19)

Basic weighted average common shares outstanding	32,605	32,371	32,551	32,333
Diluted weighted average common shares outstanding	33,248	32,398	32,551	32,333

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Comprehensive Operations

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 30, 2020	November 1, 2019	October 30, 2020	November 1, 2019
NET INCOME (LOSS)	$7,176	$3,606	$(9,091)	$(6,226)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(794)	2,290	(671)	(178)
COMPREHENSIVE INCOME (LOSS)	$6,382	$5,896	$(9,762)	$(6,404)

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	October 30, 2020	November 1, 2019	January 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$56,137	$15,859	$77,148
Restricted cash	2,135	1,830	2,149
Accounts receivable, net	34,238	38,125	50,953
Inventories, net	499,759	499,855	375,670
Prepaid expenses and other current assets	52,731	47,538	39,458
Total current assets	645,000	603,207	545,378
Property and equipment, net	149,342	155,051	157,665
Operating lease right-of-use asset	36,699	31,380	38,665
Goodwill	106,700	110,000	110,000
Intangible asset, net	257,000	257,000	257,000
Other assets	5,413	5,204	4,921
TOTAL ASSETS	$1,200,154	$1,161,842	$1,113,629
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current borrowings on ABL Facility	$—	$80,000	$—
Short-term portion of long-term debt	13,750	5,150	5,150
Accounts payable	174,061	174,312	158,436
Lease liability - current	5,359	6,344	5,864
Other current liabilities	147,903	103,396	114,116
Total current liabilities	341,073	369,202	283,566
Long-term borrowings on ABL Facility	155,000	—	—
Long-term debt, net	248,700	379,606	378,657
Lease liability - long-term	39,169	30,971	39,841
Deferred tax liabilities	65,800	56,109	57,651
Other liabilities	5,487	5,469	5,532
TOTAL LIABILITIES	855,229	841,357	765,247
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 authorized: 480,000 shares; issued and outstanding: 32,608, 32,373 and 32,382, respectively	326	324	324
Additional paid-in capital	366,959	358,648	360,656
(Accumulated deficit) Retained earnings	(8,701)	(25,126)	390
Accumulated other comprehensive loss	(13,659)	(13,361)	(12,988)
TOTAL STOCKHOLDERS' EQUITY	344,925	320,485	348,382
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,200,154	$1,161,842	$1,113,629

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	39 Weeks Ended
(in thousands)	October 30, 2020	November 1, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,091)	$(6,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,791	23,101
Amortization of debt issuance costs	2,291	1,293
Loss (gain) on property and equipment	994	(99)
Stock-based compensation	6,743	6,632
Deferred income taxes	7,979	(1,899)
Goodwill impairment	3,300	—
Other	326	1,837
Change in operating assets and liabilities:
Inventories	(123,811)	(178,016)
Accounts payable	20,104	50,173
Other operating assets	1,138	(14,755)
Other operating liabilities	36,172	(6,992)
Net cash used in operating activities	(26,064)	(124,951)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(25,638)	(28,487)
Net cash used in investing activities	(25,638)	(28,487)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing under ABL Facility	230,000	95,000
Payments of borrowings under ABL Facility	(75,000)	(15,000)
Proceeds from issuance of Term Loan Credit Agreement	266,750	—
Payments of Term Loan Facility	(385,388)	(103,863)
Payment of debt issuance costs	(5,080)	—
Payments of employee withholding taxes on share-based compensation	(438)	(713)
Net cash provided by (used in) financing activities	30,844	(24,576)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(167)	350
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(21,025)	(177,664)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	79,297	195,353
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$58,272	$17,689
SUPPLEMENTAL CASH FLOW DATA
Unpaid liability to acquire property and equipment	$2,620	$5,494
Income taxes paid, net of refunds	$257	$3,225
Interest paid	$11,334	$18,455
Lease liabilities arising from obtaining Operating lease right-of-use assets	$3,525	$12,083

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS' END, INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock Issued		Additional Paid-in	Retained Earnings/ (Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands)	Shares	Amount	Capital	Deficit)	Loss	Equity
Balance at January 31, 2020	32,382	$324	$360,656	$390	$(12,988)	$348,382
Net loss	—	—	—	(20,643)	—	(20,643)
Cumulative translation adjustment, net of tax	—	—	—	—	(1,259)	(1,259)
Stock-based compensation expense	—	—	1,828	—	—	1,828
Vesting of restricted shares	275	2	(2)	—	—	—
Restricted stock shares surrendered for taxes	(61)	—	(410)	—	—	(410)
Balance at May 1, 2020	32,596	$326	$362,072	$(20,253)	$(14,247)	$327,898
Net income	—	—	—	4,376	—	4,376
Cumulative translation adjustment, net of tax	—	—	—	—	1,382	1,382
Stock-based compensation expense	—	—	2,714	—	—	2,714
Vesting of restricted shares	10	—	—	—	—	—
Restricted stock shares surrendered for taxes	(2)	—	(13)	—	—	(13)
Balance at July 31, 2020	32,604	$326	$364,773	$(15,877)	$(12,865)	$336,357
Net income	—	—	—	7,176	—	7,176
Cumulative translation adjustment, net of tax	—	—	—	—	(794)	(794)
Stock-based compensation expense	—	—	2,201	—	—	2,201
Vesting of restricted shares	5	—	—	—	—	—
Restricted stock shares surrendered for taxes	(1)	—	(15)	—	—	(15)
Balance at October 30, 2020	32,608	$326	$366,959	$(8,701)	$(13,659)	$344,925

	Common Stock Issued		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands)	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at February 1, 2019	32,220	$320	$352,733	$(17,159)	$(13,183)	$322,711
Net loss	—	—	—	(6,818)	—	(6,818)
Cumulative translation adjustment, net of tax	—	—	—	—	(234)	(234)
Change in accounting principle related to lease accounting, net of tax	—	—	—	(1,741)	—	(1,741)
Stock-based compensation expense	—	—	1,974	—	—	1,974
Vesting of restricted shares	185	4	(4)	—	—	—
Restricted stock shares surrendered for taxes	(42)	—	(687)	—	—	(687)
Balance at May 3, 2019	32,363	$324	$354,016	$(25,718)	$(13,417)	$315,205
Net loss	—	—	—	(3,014)	—	(3,014)
Cumulative translation adjustment, net of tax	—	—	—	—	(2,234)	(2,234)
Stock-based compensation expense	—	—	2,329	—	—	2,329
Vesting of restricted shares	9	—	—	—	—	—
Restricted stock shares surrendered for taxes	(2)	—	(21)	—	—	(21)
Balance at August 2, 2019	32,370	$324	$356,324	$(28,732)	$(15,651)	$312,265
Net income	—	—	—	3,606	—	3,606
Cumulative translation adjustment, net of tax	—	—	—	—	2,290	2,290
Stock-based compensation expense	—	—	2,329	—	—	2,329
Vesting of restricted shares	3	—	—	—	—	—
Restricted stock shares surrendered for taxes	—	—	(5)	—	—	(5)
Balance at November 1, 2019	32,373	$324	$358,648	$(25,126)	$(13,361)	$320,485

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BACKGROUND AND BASIS OF PRESENTATION

Description of Business

Lands' End, Inc. ("Lands' End" or the "Company") is a leading uni-channel retailer of casual clothing, accessories, footwear and home products. Lands’ End offers products online at www.landsend.com, on third party online marketplaces and through retail locations.  The information on Lands’ End’s website is not incorporated into this Quarterly Report on Form 10-Q or into any other report or document we file with the SEC.

Terms that are commonly used in the Company's notes to Condensed Consolidated Financial Statements are defined as follows:

•	ABL Facility - Asset-based senior secured credit agreement, dated as of November 16, 2017, with Wells Fargo Bank, N.A. and certain other lenders as amended to date

•	Adjusted EBITDA - Net income (loss) net of Income tax benefit, Other income (expense), net, Interest expense, Depreciation and amortization and certain significant items

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

•

Term Loan Credit Agreement - Term loan credit agreement, dated as of September 9, 2020, among the Company, Fortress Credit Corp., as Administrative Agent and Collateral Agent, and the lenders party thereto

•	Term Loan Facility - Term loan credit agreement, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders, and replaced by the Term Loan Credit Agreement on September 9, 2020

•	Third Quarter 2020 – the 13 weeks ended October 30, 2020

•	Third Quarter 2019 – the 13 weeks ended November 1, 2019

•

Transform Holdco - Transform Holdco LLC, an affiliate of ESL, which on February 11, 2019 acquired from Sears Holdings substantially all of the go-forward retail footprint, and other assets and component businesses of Sears Holdings as a going concern

•	Year-to-Date 2020 - The 39 weeks ended October 30, 2020

•	Year-to-Date 2019 - The 39 weeks ended November 1, 2019

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

Impact of the COVID-19 Pandemic

A novel strain of coronavirus (“COVID-19”) surfaced in late 2019 and in March 2020, the World Health Organization declared COVID-19 a pandemic. Additionally, the recent spike in the pandemic leads to continued uncertainty in the Company’s business and the overall economy.

Health and Safety of Employees and Consumers

From the beginning of the COVID-19 pandemic, the Company’s priority has been the safety of employees and customers. On March 16, 2020, the Company temporarily closed its 26 U.S. stores.  These stores reopened during Second Quarter 2020.  Additionally, the Company opened four new stores in Second Quarter 2020 and one new store in Third Quarter 2020.  Due to the COVID-19 pandemic, the Company has implemented extra precautions in its offices and distribution centers.  These precautions were developed in line with guidance from global, federal and state health authorities, including work-from-home policies, social distancing, thermal scanning and partitions in all facilities.

Customer Demand

The eCommerce channel experienced a decline in customer demand in First Quarter 2020, which rebounded in Second Quarter 2020 and continued to be strong in Third Quarter 2020.  Consequently, Year-to-Date 2020 eCommerce revenue has increased compared to prior year.  The Lands’ End Outfitters (“Outfitters”) and Retail channels Year-to-Date 2020 revenue is lower than Year-to-Date 2019 due to the COVID-19 pandemic, which resulted in lower customer demand in both channels.  The Outfitters channel is heavily weighted to the travel industry and the Retail channel experienced lengthy store closures.  The Outfitters and Retail channels continued to be negatively impacted by the COVID-19 pandemic in Third Quarter 2020, however these channels have shown better results each quarter in Year-to-Date 2020.  The ultimate timing and impact of customer demand levels will depend on the duration and scope of the COVID-19 pandemic, overall economic conditions and consumer preferences.

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

Expense Reduction

Beginning in First Quarter 2020, the Company took the following actions to reduce overall expense as a response to decreased customer demand due to the COVID-19 pandemic:

•

Temporarily reduced base salaries, including a reduction of 50% in the base salary of its Chief Executive Officer and President, 20% reductions in the base salaries of the Company’s other senior management members and scaled salary reductions throughout the Company.  All salaries were restored during Third Quarter 2020.

•

Furlough of approximately 70% of corporate employees and nearly 100% of retail employees from March 28, 2020 to April 13, 2020, with approximately 49% of the workforce remaining furloughed at the end of First Quarter 2020.

•

Permanent reduction of approximately 10% of corporate staff during Second Quarter 2020, with all remaining furloughed personnel returning to work by mid-Second Quarter 2020.  The Company incurred total severance costs of approximately $3.0 million related to the reduction of corporate staff which was recorded in Other operating expense (income), net in the Condensed Consolidated Statements of Operations.  As of October 30, 2020 approximately $0.3 million of the severance costs had yet to be paid.

•	Fiscal 2020 merit increases were eliminated.
•	The Board of Directors compensation was temporarily reduced. This compensation was restored in Third Quarter 2020.
•	The Company's 401(k) match has been temporarily suspended.
•	Other discretionary operating expenses were significantly reduced.

In response to the COVID-19 pandemic, the Company’s planned capital expenditures for Fiscal 2020 were significantly reduced.

Goodwill and Indefinite-Lived Intangible Asset

The duration and severity of the COVID-19 pandemic could result in additional future impairment charges for goodwill and the trade name indefinite-lived intangible asset. The Company considered the COVID-19 pandemic to be a triggering event in First Quarter 2020 for the Outfitters and Japan eCommerce reporting units and therefore completed an interim test for impairment of goodwill for these reporting units as of May 1, 2020.  This testing resulted in no impairment of the Outfitters reporting unit and full impairment of the $3.3 million of goodwill allocated to the Japan eCommerce reporting unit, recorded during First Quarter 2020.  There was not a triggering event or impairment charges for any reporting unit in Second Quarter 2020 or Third Quarter 2020.

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

During Second Quarter 2020 and Third Quarter 2020 as a result of the COVID-19 pandemic, the Company negotiated certain lease concessions with respect to some of its Company Operated stores and continues to negotiate with landlords for other leased properties.  The Company elected the FASB’s relief to not evaluate whether the enforceable rights and obligations existed in the original lease.  The related impact of the concessions did not have a material impact on the Company’s Condensed Consolidated Financial Statements during the nine months ended October 30, 2020.

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

The following table summarizes the components of basic and diluted EPS:

	13 Weeks Ended		39 Weeks Ended
(in thousands, except per share amounts)	October 30, 2020	November 1, 2019	October 30, 2020	November 1, 2019
Net income (loss)	$7,176	$3,606	$(9,091)	$(6,226)

Basic weighted average common shares outstanding	32,605	32,371	32,551	32,333
Dilutive effect of stock awards	643	27	—	—
Diluted weighted average common shares outstanding	33,248	32,398	32,551	32,333

Basic income (loss) per share	$0.22	$0.11	$(0.28)	$(0.19)
Diluted income (loss) per share	$0.22	$0.11	$(0.28)	$(0.19)

Stock awards are considered anti-dilutive based on the application of the treasury stock method or in the event of a net loss. There were 570,364, 653,235, 1,213,317 and 763,163 anti-dilutive shares excluded from the diluted weighted average shares outstanding for Third Quarter 2020, Third Quarter 2019, Year-to-Date 2020 and Year-to-Date 2019, respectively.

NOTE 4. OTHER COMPREHENSIVE LOSS

Other comprehensive loss encompasses all changes in equity other than those arising from transactions with stockholders and is comprised solely of foreign currency translation adjustments.

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 30, 2020	November 1, 2019	October 30, 2020	November 1, 2019
Beginning balance: Accumulated other comprehensive loss (net of tax of $3,420, $4,165, $3,453 and $3,505 respectively)	$(12,865)	$(15,651)	$(12,988)	$(13,183)
Other comprehensive income (loss):
Foreign currency translation adjustments (net of tax of $(138), $(613), $(171) and $47 respectively)	(794)	2,290	(671)	(178)
Ending balance: Accumulated other comprehensive loss (net of tax of $3,282, $3,552, $3,282 and $3,552 respectively)	$(13,659)	$(13,361)	$(13,659)	$(13,361)

No amounts were reclassified out of Accumulated other comprehensive loss during any of the periods presented.

NOTE 5. DEBT

On September 9, 2020, the Company entered into the Term Loan Credit Agreement and the Second Amendment to the ABL Facility, entered into on August 12, 2020, became effective.

The Company's debt consisted of the following:

	October 30, 2020		November 1, 2019		January 31, 2020
(in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Term Loan Facility, maturing April 4, 2021*	$—	—%	$386,675	5.29%	$385,388	5.05%
Term Loan Credit Agreement, maturing September 9, 2025	275,000	10.75%	—	—%	—	—%
ABL Facility, maturing November 16, 2022	155,000	2.27%	80,000	3.54%	—	—%
	430,000		466,675		385,388
Less: Current borrowings and short-term portion of long-term debt	13,750		85,150		5,150
Less: Unamortized debt issuance costs	12,550		1,919		1,581
Long-term debt, net	$403,700		$379,606		$378,657

*The Term Loan Facility was refinanced on September 9, 2020 with the Term Loan Credit Agreement and $125.0 million of borrowings from the ABL Facility.

The following table summarizes the Company's borrowing availability under the ABL Facility:

(in thousands)	October 30, 2020	November 1, 2019	January 31, 2020
ABL Facility maximum borrowing	$275,000	$175,000	$175,000
Less: Outstanding borrowings	155,000	80,000	—
Less: Outstanding letters of credit	15,265	12,531	23,299
Borrowing availability under ABL Facility	$104,735	$82,469	$151,701

Maturity; Amortization and Prepayments

The Term Loan Credit Agreement matures on September 9, 2025 and amortizes at a rate equal to 1.25% per quarter.  Additionally the Term Loan Credit Agreement is subject to mandatory prepayments in an amount equal to a percentage of the borrower’s excess cash flows in each fiscal year, ranging from 0% to 75% depending on the Company’s total leverage ratio, and with the proceeds of certain asset sales, casualty events and extraordinary receipts.  The loan may not be voluntarily prepaid during the first two years of its term.  A prepayment premium is applicable to voluntary prepayments and certain mandatory prepayments made prior to the fourth anniversary of the closing date of the Term Loan Credit Agreement.

The ABL Facility matures on November 16, 2022.

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

Interest; Fees

The interest rates per annum applicable to the loans under the Term Loan Credit Agreement are based on a fluctuating rate of interest measured by reference to, at the borrower’s election, either (1) an adjusted LIBOR (with a minimum rate of 1%) plus 9.75%, or (2) an alternative base rate (which is the greater of (i) the prime rate published in the Wall Street Journal, (ii) the federal funds rate, which shall be no lower than 0%, plus ½ of 1%, and (iii) the one month LIBOR rate plus 1% per annum) plus 8.75%.

An upfront fee equal to 3.00% of the principal amount of the Term Loan Credit Agreement was paid upon funding of the Term Loan Credit Agreement. Customary agency fees are payable annually. Additionally, upon entering into the Term Loan Credit Agreement, the Company incurred $4.7 million in debt origination fees.

The borrowing margin under the ABL Facility is subject to adjustment based on the average daily total loans outstanding under the ABL Facility for the preceding fiscal quarter. For LIBOR loans, the interest rate is LIBOR (subject to an interest rate floor of 0.75%) plus a borrowing margin which is, where the average daily total loans outstanding for the previous quarter are (i) less than $50.0 million, 1.75%, (ii) equal to or greater than $50.0 million but less than $100.0 million, 2.00%, (iii) equal to or greater than $100.0 million but less than $200.0 million, 2.25%, and (iv) greater than $200.0 million, 3.50%. For base rate loans, the borrowing margin is, where the average daily total loans outstanding for the previous quarter are (i) less than $50.0 million for the previous quarter, 1.00%, (ii) equal to or greater than $50.0 million but less than $100.0 million, 1.25%, (iii) equal to or greater than $100.0 million but less than $200.0 million, 1.50%, and (iv) greater than $200.0 million, 2.75%.

Additionally, if average daily total loans outstanding for the previous quarter under the ABL Facility are (i) less than 50% of the lesser of (a) the aggregate commitments and (b) the borrowing base (the “Loan Cap”), the commitment fee percentage will equal 0.375% and (ii) equal to or greater than 50% of the Loan Cap, the commitment fee percentage will equal 0.25%. The commitment fee is computed as the applicable percentage multiplied by the actual daily amount by which the aggregate commitments exceed the total outstanding loans and letter of credit obligations in the preceding quarter.

Representations and Warranties; Covenants

The Term Loan Credit Agreement contains various representations and warranties, and restrictive covenants that, among other things, and subject to specified exceptions, restricts the ability of Lands’ End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business.

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

Additionally, the ABL Facility has a cash maintenance provision, which applies a limit of $75.0 million on the amount of cash and cash equivalents (subject to certain exceptions) that the Company may hold when outstanding loans under the ABL Facility are equal to or exceed $125.0 million.

The Company was in compliance with all operating and financial covenants related to the Term Loan Credit Agreement and the ABL Facility as of October 30, 2020.

Events of Default

The Term Loan Credit Agreement and ABL Facility include customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross defaults to certain other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, and material judgments and change of control.

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

The following table provides a summary of the Company's stock-based compensation expense, which is included in Selling and administrative expense in the Condensed Consolidated Statements of Operations:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 30, 2020	November 1, 2019	October 30, 2020	November 1, 2019
Deferred Awards	$1,442	$1,531	$4,466	$4,429
Performance Awards	572	611	1,716	1,642
Option Awards	187	187	561	561
Total stock-based compensation expense	$2,201	$2,329	$6,743	$6,632

The following table provides a summary of the Deferred Awards activity for Year-to-Date 2020:

	Deferred Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of January 31, 2020	745	$18.49
Granted	763	6.92
Vested	(290)	19.68
Forfeited or expired	(118)	11.68
Unvested as of October 30, 2020	1,100	$10.87

Total unrecognized stock-based compensation expense related to unvested Deferred Awards was approximately $6.9 million as of October 30, 2020, which is expected to be recognized ratably over a weighted average period of 1.8 years. Deferred Awards granted to employees during Fiscal 2020 vest ratably over a period of three years.

The following table provides a summary of the Performance Awards activity for Year-to-Date 2020:

	Performance Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of January 31, 2020	412	$18.15
Granted	—	—
Vested	—	—
Forfeited or expired	(35)	18.02
Unvested as of October 30, 2020	377	$18.16

Total unrecognized stock-based compensation expense related to unvested Performance Awards was approximately $2.1 million as of October 30, 2020, which is expected to be recognized ratably over a weighted average period of 1.2 years. Performance Awards granted to employees during Fiscal 2019 and Fiscal 2018 vest, if earned, after completion of the applicable three-year performance period.

The following table provides a summary of the Options Award activity for Year-to-Date 2020:

	Option Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of January 31, 2020	171	$8.73
Granted	—	—
Vested	(85)	8.73
Forfeited or expired	—	—
Unvested as of October 30, 2020	86	$8.73

Total unrecognized stock-based compensation expense related to unvested Option Awards was approximately $0.3 million as of October 30, 2020, which is expected to be recognized ratably over a weighted average period of 0.4 years. The Option Awards have a life of ten years and vest ratably over the first four years. As of October 30, 2020, 257,352 shares related to Option Awards were exercisable. No options have been exercised as of October 30, 2020.

NOTE 7. FAIR VALUE MEASUREMENTS OF FINANCIAL ASSETS AND LIABILITIES

Restricted cash is reflected on the Condensed Consolidated Balance Sheets at fair value. The fair value of restricted cash was $2.1 million, $1.8 million and $2.1 million as of October 30, 2020, November 1, 2019 and January 31, 2020, respectively based on Level 1 inputs. Restricted cash amounts are valued based upon statements received from financial institutions.

The carrying amount of the Company's Cash and cash equivalents, Accounts receivable, net, Accounts payable, and Other current liabilities approximate their fair value as recorded due to the short-term maturity of these instruments.

Carrying values and fair values of the Company’s Term Loan Credit Agreement and Term Loan Facility, including short-term portion, in the Condensed Consolidated Balance Sheets are as follows:

	October 30, 2020		November 1, 2019		January 31, 2020
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including short-term portion	$275,000	$275,000	$386,675	$372,175	$385,388	$378,643

Long-term debt was valued utilizing Level 3 valuation techniques based on a third party analysis as of October 30, 2020.  Long-term debt, including short-term portion, was valued utilizing Level 2 valuation techniques based on the closing inactive market bid price on November 1, 2019, and January 31, 2020. There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis as of October 30, 2020, November 1, 2019, and January 31, 2020.

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

Discrete items that were recognized Year-to-Date 2020 included the vesting of certain share-based compensation awards and the technical corrections aspect of the CARES Act related to carryback of net operating losses (“NOLs”) in years beginning in 2017. The effective income tax rate for the full year is determined by the level and composition of income (loss) before income taxes, excluding discrete items as discussed above, which is subject to federal, state, local and foreign income taxes.

The Company recorded a tax expense at an overall effective tax rate of 27.7% and 27.2% for Third Quarter 2020 and Third Quarter 2019, respectively and tax benefit of 39.3% and 51.9% for Year-to-Date 2020 and Year-to-Date 2019, respectively.  The Year-to-Date 2020 rate reflects the estimated tax benefits as a result of the CARES Act.  The Year-to-Date 2019 rates reflect the tax benefits resulting from the change in status of various foreign jurisdictions.

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

By order dated April 20, 2020, the Court consolidated the Gilbert and Andrews cases (the “Consolidated Wisconsin Action”), stayed the Davis case and denied Lands’ End’s motion to strike class allegations.  A fourth case, DeCrescentis et al., v. Lands' End, Inc., United States District Court for the Southern District of New York, Civil Action No. l 9-cv- 4717-LJL, complaint filed May 22, 2019, was voluntarily dismissed, without prejudice, on May 15, 2020.  Plaintiffs in the Consolidated Wisconsin Action seek class certification with respect to performance of the uniforms and warranty claims.

The Consolidated Wisconsin Action continues to be in discovery.

The Company is vigorously defending the Consolidated Wisconsin Action and believes it is without merit.

NOTE 10. RELATED PARTY TRANSACTIONS

According to statements on Schedule 13D filed with the SEC by ESL, ESL beneficially owns significant portions of both the Company's outstanding shares of common stock and while it was publicly traded, owned a significant portion of the common stock of Sears Holdings Corporation. Therefore, Sears Holdings Corporation, the Company's former parent company, is considered a related party.

On February 11, 2019 Transform Holdco acquired from Sears Holdings substantially all of the go-forward retail footprint, and other assets and component businesses of Sears Holdings as a going concern. The Company believes that ESL holds a significant portion of the membership interest of Transform Holdco and therefore considers that entity to be a related party as well.

Sourcing

The Company contracted with a subsidiary of Sears Holdings, which became a subsidiary of Transform Holdco, to provide agreed upon buying agency services, on a non-exclusive basis, in foreign territories from where the Company purchases merchandise. The Company’s contract for these services expired on June 30, 2020.

These services, primarily based upon quantities purchased, include quality-control functions, regulatory compliance, product claims management and new vendor selection and setup assistance.  There was no expense from these services for the 13 weeks ended October 30, 2020.  The expense from these services for the 13 weeks ended November 1, 2019 was $3.2 million.  Total expense from these services for the 39 weeks ended October 30, 2020 and November 1, 2019 was $2.2 million and $6.2 million respectively.  These amounts are capitalized into inventory and are expensed through cost of goods sold over the course of inventory turns and included in Cost of sales in the Condensed Consolidated Statements of Operations.

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

Net revenue is presented by product channel in the following table:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 30, 2020	November 1, 2019	October 30, 2020	November 1, 2019
Net revenue:
eCommerce	$289,799	$242,328	$741,541	$669,880
Outfitters	61,998	83,342	131,214	191,877
Retail	8,185	14,353	16,318	38,966
Total net revenue	$359,982	$340,023	$889,073	$900,723

NOTE 12. REVENUE

Revenue includes sales of merchandise and delivery revenue related to merchandise sold. Substantially all of the Company's revenue is recognized when control of product passes to customers, which for the eCommerce and Outfitters channels is when the merchandise is expected to be received by the customer and for the Retail channel is at the time of sale in the store. The Company recognizes revenue, including shipping and handling fees billed to customers, in the amount expected to be received when control of the Company's products transfers to customers, and is presented net of various forms of promotions, which range from contractually-

fixed percentage price reductions to sales returns, discounts, and other incentives that may vary in amount. Variable amounts are estimated based on an analysis of historical experience and adjusted as better estimates become available.

The Company's revenue is disaggregated by product channel and geographic location. Revenue by product channel is presented in Note 11, Segment Reporting. Revenue by geographic location was:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 30, 2020	November 1, 2019	October 30, 2020	November 1, 2019
Net revenue:
United States	$297,609	$297,166	$734,515	$768,609
Europe	45,879	28,344	108,630	87,870
Asia	10,909	9,633	34,562	33,271
Other	5,585	4,880	11,366	10,973
Total Net revenue	$359,982	$340,023	$889,073	$900,723

Contract Liabilities

Contract liabilities consist of payments received in advance of the transfer of control to the customer. As products are delivered and control transfers, the Company recognizes the deferred revenue in Net revenue in the Condensed Consolidated Statements of Operations. The following table summarizes the deferred revenue associated with payments received in advance of the transfer of control to the customer, which is reported in Other current liabilities in the Condensed Consolidated Balance Sheets, as well as amounts recognized through Net revenue for each period presented. The remainder of deferred revenue as of October 30, 2020 is expected to be recognized in Net revenue in the fiscal quarter ending January 29, 2021, as products are delivered to customers.

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 30, 2020	November 1, 2019	October 30, 2020	November 1, 2019
Deferred revenue beginning of period	$11,901	$9,411	$8,096	$9,051
Deferred revenue recognized in period	(11,901)	(9,411)	(8,096)	(9,051)
Revenue deferred in period	35,364	15,178	35,364	15,178
Deferred revenue end of period	$35,364	$15,178	$35,364	$15,178

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

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 30, 2020	November 1, 2019	October 30, 2020	November 1, 2019
Balance as of beginning of period	$23,651	$20,443	$22,592	$18,191
Gift cards sold	13,367	17,473	33,302	46,497
Gift cards redeemed	(12,245)	(17,041)	(30,959)	(43,121)
Gift card breakage	(76)	(171)	(238)	(863)
Balance as of end of period	$24,697	$20,704	$24,697	$20,704

Refund Liabilities

Refund liabilities, primarily associated with product sales returns and retrospective volume rebates, represent variable consideration and are estimated and recorded as a reduction to Net revenue based on historical experience. As of October 30, 2020, November 1, 2019 and January 31, 2020, $23.6 million, $22.9 million and $21.6 million, respectively, of refund liabilities, primarily associated with product returns, are reported in Other current liabilities in the Condensed Consolidated Balance Sheets. An asset for product returns is recorded in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

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

As used in this Quarterly Report on Form 10-Q, references to the "Company", "Lands' End", "we", "us", "our" and similar terms refer to Lands' End, Inc. and its subsidiaries. Our fiscal year ends on the Friday preceding the Saturday closest to January 31. Other terms that are commonly used in this Quarterly Report on Form 10-Q are defined as follows:

•	ABL Facility - Asset-based senior secured credit agreement, dated as of November 16, 2017, with Wells Fargo Bank, N.A. and certain other lenders as amended to date
•	CARES Act – The Coronavirus Aid, Relief and Economic Security Act signed into law on March 27, 2020.
•	Company Operated stores - Lands' End retail stores in the Retail channel
•	Debt Facilities - Collectively, the ABL Facility, Term Loan Facility and Term Loan Credit Agreement
•	EOM – Enterprise order management software solutions
•	ESL - ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert
•	First Quarter 2020 – The 13 weeks ended May 1, 2020
•	First Quarter 2019 - The 13 weeks ended May 3, 2019
•	Fiscal 2020 – The 52 weeks ending January 29, 2021
•	Fiscal 2019 - The 52 weeks ended January 31, 2020
•	Fiscal 2018 – The 52 weeks ended February 1, 2019
•	GAAP - Accounting principles generally accepted in the United States
•	Lands' End Shops at Sears - Lands' End shops operated within Sears stores
•	LIBOR - London inter-bank offered rate
•	Sears Holdings or Sears Holdings Corporation - Sears Holdings Corporation, a Delaware corporation, and its consolidated subsidiaries
•	SEC - United States Securities and Exchange Commission
•	Second Quarter 2020 – the 13 weeks ended July 31, 2020
•	Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders
•

Term Loan Credit Agreement - Term loan credit agreement, dated as of September 9, 2020, among the Company, Fortress Credit Corp., as Administrative Agent and Collateral Agent, and the lenders party thereto

•	Term Loan Facility - Term loan credit agreements, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders, and replaced by the Term Loan Credit Agreement on September 9, 2020

•	Third Quarter 2020 – the 13 weeks ended October 30, 2020
•	Third Quarter 2019 – the 13 weeks ended November 1, 2019
•

Transform Holdco - Transform Holdco LLC, an affiliate of ESL, which on February 11, 2019 acquired from Sears Holdings substantially all of the go-forward retail footprint, and other assets and component businesses of Sears Holdings as a going concern

•	Year-to-Date 2020 - The 39 weeks ended October 30, 2020
•	Year-to-Date 2019 - The 39 weeks ended November 1, 2019

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

Impact of the COVID-19 Pandemic

We have seen the profound impact that the COVID-19 pandemic is having on human health, the global economy and society at large. The recent spike in the pandemic leads to continued uncertainty in our business and the overall economy. Lands’ End has been actively addressing the COVID-19 pandemic and its impact globally, working to mitigate the potential impacts to our employees, customers and business. The impact of the COVID-19 pandemic, and measures to prevent its spread, are affecting our business in a number of ways.

We continue to believe that we will emerge from these events well positioned for long-term growth, though we cannot reasonably estimate the duration and severity of this global pandemic or its ultimate impact on the global economy and our business and results.

Health and Safety of our People and Consumers

From the beginning of the COVID-19 pandemic, our priority has been the safety of our employees and customers. On March 16, 2020, we temporarily closed our 26 U.S. stores.  These stores reopened during Second Quarter 2020.  Additionally, the Company opened four new stores in Second Quarter 2020 and one new store in Third Quarter 2020. Due to the COVID-19 pandemic we have implemented extra precautions in our offices and distribution centers.  These precautions were developed in line with guidance from global, federal and state health authorities, including work-from-home policies, social distancing, thermal scanning and partitions in our facilities.

Customer Demand

The eCommerce channel experienced a decline in customer demand in First Quarter 2020, which rebounded in Second Quarter 2020 and continued to be strong in Third Quarter 2020.  Consequently, Year-to-Date 2020 eCommerce revenue has increased compared to prior year.  The Outfitters and Retail channels Year-to-Date 2020 revenue is lower than Year-to-Date 2019 due to the COVID-19 pandemic, which resulted in lower customer demand in both channels.  The Outfitters channel is heavily weighted to the travel industry and the Retail channel experienced lengthy store closures.  The Outfitters and Retail channels continued to be negatively impacted by the COVID-19 pandemic in Third Quarter 2020, however these channels have shown better results each quarter in Year-to-Date 2020.  The ultimate timing and impact of customer demand levels will depend on the duration and scope of the COVID-19 pandemic, overall economic conditions and consumer preferences.

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

Expense Reduction

Beginning in First Quarter 2020, we took the following actions to reduce overall expense as a response to decreased customer demand due to the COVID-19 pandemic:

•

Temporarily reduced base salaries, including a reduction of 50% in the base salary of our Chief Executive Officer and President, 20% reduction in the base salaries of our other senior management members and scaled salary reductions throughout the Company.  All salaries were restored during Third Quarter 2020.

•

Furlough of approximately 70% of corporate employees and nearly 100% of retail employees from March 28, 2020 to April 13, 2020, with approximately 49% of the workforce remaining furloughed at the end of First Quarter 2020.

•

Permanent reduction of approximately 10% of corporate staff during Second Quarter 2020, with all remaining furloughed personnel returning to work by mid-Second Quarter 2020. The Company incurred total severance costs of approximately $3.0 million related to the reduction of corporate staff which was recorded in Other operating expense (income), net in the Condensed Consolidated Statements of Operations.  As of October 30, 2020, approximately $0.3 million of the severance costs had yet to be paid.

•	Fiscal 2020 merit increases were eliminated.
•	The Board of Directors compensation was temporarily reduced. This compensation was restored in Third Quarter 2020.
•	The Company's 401(k) match has been temporarily suspended.
•	Other discretionary operating expenses were significantly reduced.

Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared in accordance with GAAP and include the accounts of Lands' End, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated. The COVID-19 pandemic has had an impact on our Year-to-Date 2020 results, and we expect it to continue to have an impact on our results. As such, this interim period, as well as upcoming periods, may not be comparable to past performance or indicative of future performance.

Related party

Following the Separation, we began operating as a separate, publicly traded company, independent from Sears Holdings. According to statements on Schedule 13D filed with the SEC by ESL, ESL beneficially owns a significant portion of the Company's outstanding shares of common stock and while it was publicly traded, owned a significant portion of the common stock of Sears Holdings Corporation. Therefore, Sears Holdings Corporation, the Company's former parent company, is considered a related party both prior to and subsequent to the Separation. On February 11, 2019, Transform Holdco acquired from Sears Holdings substantially all of the go-forward retail footprint, and other assets and component businesses of Sears Holdings as a going concern. We believe that ESL holds a significant portion of the membership interests of Transform Holdco and therefore consider that entity to be a related party as well.

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

Results of Operations

The following table sets forth, for the periods indicated, selected income statement data:

	13 Weeks Ended
	October 30, 2020		November 1, 2019
(in thousands)	$'s	% of Net revenue	$’s	% of Net revenue
Net revenue	$359,982	100.0%	$340,023	100.0%
Cost of sales (excluding depreciation and amortization)	196,527	54.6%	185,848	54.7%
Gross profit	163,455	45.4%	154,175	45.3%
Selling and administrative	134,890	37.5%	135,417	39.8%
Depreciation and amortization	9,627	2.7%	8,076	2.4%
Other operating expense (income), net	255	0.1%	(225)	(0.1)%
Operating income	18,683	5.2%	10,907	3.2%
Interest expense	9,005	2.5%	6,121	1.8%
Other income, net	(250)	(0.1)%	(166)	(0.0)%
Income before income taxes	9,928	2.8%	4,952	1.5%
Income tax expense	2,752	0.8%	1,346	0.4%
NET INCOME	$7,176	2.0%	$3,606	1.1%

	39 Weeks Ended
	October 30, 2020		November 1, 2019
(in thousands)	$'s	% of Net revenue	$’s	% of Net revenue
Net revenue	$889,073	100.0%	$900,723	100.0%
Cost of sales (excluding depreciation and amortization)	496,041	55.8%	497,589	55.2%
Gross profit	393,032	44.2%	403,134	44.8%
Selling and administrative	352,164	39.6%	374,521	41.6%
Depreciation and amortization	27,791	3.1%	23,101	2.6%
Other operating expense (income), net	7,913	0.9%	(99)	(0.0)%
Operating income	5,164	0.6%	5,611	0.6%
Interest expense	19,232	2.2%	20,190	2.2%
Other expense (income), net	910	0.1%	(1,640)	(0.2)%
Loss before income taxes	(14,978)	(1.7)%	(12,939)	(1.4)%
Income tax benefit	(5,887)	(0.7)%	(6,713)	(0.7)%
NET LOSS	$(9,091)	(1.0)%	$(6,226)	(0.7)%

Depreciation and amortization are not included in our cost of sales because we are a reseller of inventory and do not believe that including depreciation and amortization is meaningful. As a result, our gross margins may not be comparable to other entities that include depreciation and amortization related to the sale of their product in their gross margin measure.

Net Income and Adjusted EBITDA

We recorded Net income of $7.2 million in Third Quarter 2020 compared to $3.6 million in the Third Quarter 2019. In addition to our Net income determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted EBITDA measurement. Adjusted EBITDA is computed as Net income appearing on the Condensed Consolidated Statements of Operations net of Income tax benefit, Interest expense, Depreciation and amortization, and certain significant items set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our businesses for comparable periods, and as an executive compensation metric. The methods used by the Company to calculate its non-GAAP financial measures may differ significantly from methods used by other companies to compute similar measures. As a result, any non-GAAP financial measures presented herein may not be comparable to similar measures provided by other companies. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes several important cash and non-cash recurring items.

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

•

Corporate restructuring – corporate restructuring actions and activities including severance for the reduction in corporate staff, in the 13 weeks ended October 30, 2020 and the 39 weeks ended October 30, 2020.

•	Goodwill and long-lived asset impairment - charge associated with the non-cash write-down of certain long-lived assets and goodwill in the 39 weeks ended October 30, 2020.
•

Loss or gain on property and equipment - management considers the losses or gains on asset valuation to result from investing decisions rather than ongoing operations for the 13 weeks and 39 weeks ended October 30, 2020 and November 1, 2019.

	13 Weeks Ended
	October 30, 2020		November 1, 2019
(in thousands)	$’s	% of Net revenue	$’s	% of Net revenue
Net income	$7,176	2.0%	$3,606	1.1%
Income tax expense	2,752	0.8%	1,346	0.4%
Other income, net	(250)	(0.1)%	(166)	(0.0)%
Interest expense	9,005	2.5%	6,121	1.8%
Operating income	18,683	5.2%	10,907	3.2%
Depreciation and amortization	9,627	2.7%	8,076	2.4%
Other operating expense (income)	132	0.0%	(206)	(0.1)%
Corporate restructuring	16	0.0%	—	—
Loss (gain) on property and equipment	107	0.0%	(19)	(0.0)%
Adjusted EBITDA	$28,565	7.9%	$18,758	5.5%

	39 Weeks Ended
	October 30, 2020		November 1, 2019
(in thousands)	$’s	% of Net revenue	$’s	% of Net revenue
Net loss	$(9,091)	(1.0)%	$(6,226)	(0.7)%
Income tax benefit	(5,887)	(0.7)%	(6,713)	(0.7)%
Other expense (income), net	910	0.1%	(1,640)	(0.2)%
Interest expense	19,232	2.2%	20,190	2.2%
Operating income	5,164	0.6%	5,611	0.6%
Depreciation and amortization	27,791	3.1%	23,101	2.6%
Other operating expense	132	0.0%	—	—
Corporate restructuring	2,941	0.3%	—	—
Goodwill and long-lived asset impairment	3,844	0.4%	—	—
Loss (gain) on property and equipment	994	0.1%	(99)	(0.0)%
Adjusted EBITDA	$40,866	4.6%	$28,613	3.2%

In assessing the operational performance of our business, we consider a variety of financial measures. We operate in three channels: eCommerce, Outfitters, and Retail. A key measure in the evaluation of our business is revenue performance by channel. We also consider gross margin and Selling and administrative expenses in evaluating the performance of our business.

To evaluate revenue performance for the eCommerce and Outfitters channels we use Net revenue. For our Retail channel, we have historically used Company Operated stores Same Store Sales as a key measure in evaluating performance.  However, due to the

COVID-19 pandemic, we are no longer using Same Store Sales as a key measure in evaluating performance.  The Retail channel is now evaluated on sales productivity which is a metric measuring sales traffic and customer conversion.

Discussion and Analysis

Third Quarter 2020 compared with Third Quarter 2019

Net Revenue

Net revenue for Third Quarter 2020 was $360.0 million, compared with $340.0 million in the comparable period of the prior year, an increase of $20.0 million, or 5.9%.

eCommerce Net revenue was $289.8 million for Third Quarter 2020, an increase of $47.5 million or 19.6%, from the comparable period of the prior year. The increase was primarily driven by customer demand for key items and strong new customer acquisition both of which benefitted from the more prevalent work from home lifestyle.

Outfitters Net revenue was $62.0 million for Third Quarter 2020, a decrease of $21.3 million or 25.6%, from the comparable period of the prior year. The decrease was due to lower customer demand due to the COVID-19 pandemic.

Retail Net revenue was $8.2 million in Third Quarter 2020, a decrease of $6.2 million or 43.0%, from the comparable period of the prior year. This decrease was driven by reduced traffic due to the COVID-19 pandemic, partially offset by improved conversion in our Company Operated stores.  On October 30, 2020 the Company had 31 U.S. Company Operated stores, which includes one new store opened in Third Quarter 2020, compared with 22 U.S. Company Operated stores on November 1, 2019.

Gross Profit

Gross profit was $163.5 million in Third Quarter 2020, an increase of $9.3 million from the comparable period of the prior year. Gross margin increased approximately 10 basis points to 45.4%, in Third Quarter 2020, compared with 45.3%, in Third Quarter 2019. Gross margin benefited from improved promotional strategies and continued use of analytics, offset by increased shipping costs and surcharges as well as sales mix from third party business.

Selling and Administrative Expenses

Selling and administrative expenses decreased $0.5 million to $134.9 million or 37.5% of total Net revenue, in Third Quarter 2020, compared with $135.4 million or 39.8% of Net revenue, in Third Quarter 2019. This 230 basis point decrease was primarily due to strong controls to manage non-essential operating expenses and structural costs in response to the COVID-19 pandemic.

Depreciation and Amortization

Depreciation and amortization expense was $9.6 million in Third Quarter 2020, an increase of $1.5 million compared with $8.1 million in Third Quarter 2019. This increase was primarily attributable to depreciation associated with our EOM system implementation, continued investment in our digital infrastructure and an increased number of U.S. Company Operated stores.

Other Operating Expense/Income

Other operating expense, net was $0.3 million in Third Quarter 2020 compared to Other operating income of $0.2 million in Third Quarter 2019.

Operating Income/Loss

As a result of the above factors, Operating income was $18.7 million in Third Quarter 2020, an increase of $7.8 million, compared to $10.9 million in Third Quarter 2019.

Interest Expense

Interest expense was $9.0 million in Third Quarter 2020 compared to $6.1 million in Third Quarter 2019, driven by increased interest rates under the Debt Facilities.

Other Expense/Income

Other income was $0.3 million in Third Quarter 2020 compared to Other income of $0.2 million in Third Quarter 2019.

Income Tax Expense

The Company recorded tax expense at an overall effective tax rate of 27.7% for Third Quarter 2020 and 27.2% for Third Quarter 2019.

Net Income/Loss

As a result of the above factors, Net income was $7.2 million and diluted earnings per share was $0.22 in Third Quarter 2020 compared to a Net income of $3.6 million and diluted earnings per share of $0.11 in Third Quarter 2019.

Adjusted EBITDA

As a result of the above factors, Adjusted EBITDA increased $9.8 million to $28.6 million in Third Quarter 2020 as compared to $18.8 million in Third Quarter 2019.

Year-to-Date 2020 compared with Year-to-Date 2019

Net Revenue

Net revenue for Year-to-Date 2020 was $889.1 million, compared with $900.7 million in the comparable period of the prior year, a decrease of $11.6 million, or 1.3%.

eCommerce Net revenue was $741.5 million for Year-to-Date 2020, an increase of $71.7 million or 10.7%, from the comparable period of the prior year. The increase was primarily driven by customer demand for key items and strong new customer acquisition both of which benefitted from the more prevalent work from home lifestyle partially offset by the impact of the COVID-19 pandemic in First Quarter 2020.

Outfitters Net revenue was $131.2 million for Year-to-Date 2020, a decrease of $60.7 million or 31.6%, from the comparable period of the prior year.  The decrease in revenue was primarily attributable to the COVID-19 pandemic.

Retail Net revenue was $16.3 million in Year-to-Date 2020, a decrease of $22.6 million or 58.1%, from the comparable period of the prior year.  This decrease was driven by the closure of all Lands' End Shops at Sears locations and, due to the COVID-19 pandemic, the temporary closure of U.S. Company Operated stores on March 16, 2020, as well as reduced traffic in those stores, partially offset by improved conversion. As of October 30, 2020, all U.S. retail stores had reopened. On October 30, 2020, the Company had 31 U.S. Company Operated stores, which includes one new store opened in Third Quarter 2020, compared with 22 U.S. Company Operated stores on November 1, 2019.

Gross Profit

Gross profit decreased $10.1 million to $393.0 million partially due to reduced consumer demand related to the COVID-19 pandemic.  Gross margin decreased approximately 60 basis points to 44.2%, for Year-to-Date 2020, compared with 44.8%, for Year-to-Date 2019, primarily driven by promotional activity throughout the industry and increased shipping costs and surcharges, partially offset by improved promotional strategies as well as continued use of data analytics.

Selling and Administrative Expenses

Selling and administrative expenses decreased $22.4 million to $352.2 million, or 39.6% of total Net revenue, in Year-to-Date 2020, compared with $374.5 million, or 41.6% of Net revenue, in Year-to-Date 2019. This 200 basis point decrease was primarily due to strong controls to manage non-essential operating expenses and structural costs in response to the COVID-19 pandemic.

Depreciation and Amortization

Depreciation and amortization expense was $27.8 million in Year-to-Date 2020, an increase of $4.7 million, compared with $23.1 million in Year-to-Date 2019.  The increase was primarily attributable to depreciation associated with our EOM system implementation, continued investment in our digital infrastructure and an increased number of U.S. Company Operated stores.

Other Operating Expense/Income

Other operating expense was $7.9 million in Year-to-Date 2020 compared to income Other operating income of $0.1 million in Year-to-Date 2019.  This increase was due to impairment of goodwill and long-lived assets as well as the impacts of corporate restructuring which include severance for the reduction in corporate staff in Second Quarter 2020.

Operating Income

As a result of the above factors, Operating income was $5.2 million in Year-to-Date 2020 compared to $5.6 million in Year-to-Date 2019.

Interest Expense

Interest expense was $19.2 million in Year-to-Date 2020 compared to $20.2 million in Year-to-Date 2019, reflective of the $100.0 million voluntary prepayment on the Term Loan in First Quarter 2019 and lower interest rates, offset by increased interest rates under the Debt Facilities.

Other Expense/Income, Net

Other expense, net was $0.9 million in Year-to-Date 2020 compared to Other income, net of $1.6 million in Year-to-Date 2019.

Income Tax Benefit

The Company recorded a tax benefit of 39.3% for Year-to-Date 2020 reflecting the estimated tax benefits of the CARES Act.  The Company recorded a tax benefit of 51.9% for Year-to-Date 2019 reflecting the tax benefits from the change in status of various foreign jurisdictions.

Net Loss

As a result of the above factors, Net loss was $9.1 million and diluted loss per share was $0.28 in Year-to-Date 2020 compared with a Net loss of $6.2 million and diluted loss per share of $0.19 in Year-to-Date 2019.

Adjusted EBITDA

As a result of the above factors, Adjusted EBITDA increased $12.3 million to $40.9 million in Year-to-Date 2020 as compared to $28.6 million in Year-to-Date 2019.

Liquidity and Capital Resources

Our primary need for liquidity is to fund working capital requirements of our business, capital expenditures, debt service and for general corporate purposes. Our cash and cash equivalents and the ABL Facility serve as sources of liquidity for working capital needs and general corporate purposes. We expect that our cash on hand and cash flows from operations, along with our borrowing availability under our ABL Facility, will be adequate to meet our capital requirements and operational needs for at least the next 12 months. Cash generated from our net revenue and profitability, and somewhat to a lesser extent our changes in working capital, are driven by the seasonality of our business, with a significant amount of net revenue and operating cash flows generally occurring in the fourth fiscal quarter of each year.

Description of Material Indebtedness

Debt Arrangements

On April 4, 2014, Lands’ End entered into the Term Loan Facility of $515.0 million, the proceeds of which were used to pay a dividend of $500.0 million to a subsidiary of Sears Holdings Corporation immediately prior to the Separation and to pay fees and expenses associated with the Term Loan Facility at that time of approximately $11.4 million, with the remaining proceeds used for general corporate purposes. The Term Loan Facility had a maturity date of April 4, 2021.

On September 9, 2020, the Company entered into the Term Loan Credit Agreement, receiving a loan of $275.0 million.  The proceeds from the Term Loan Credit Agreement, along with $125.0 million of borrowings under the ABL Facility, were used to repay all of the indebtedness under the Term Loan Facility, as well as fees and expenses associated with the financing.  Upon entering into the Term Loan Credit Agreement, the Company incurred $13.0 million in debt origination fees.  The fees were capitalized as debt issuance costs and are being amortized as an adjustment to Interest expense over the remaining life of the Term Loan Credit Agreement.

On November 16, 2017, the Company entered into the ABL Facility and on September 9, 2020 the Second Amendment to the ABL Facility became effective.  As of September 9, 2020, the Company had maximum borrowings under the ABL Facility of $275.0 million.  The ABL Facility has a letter of credit sub-limit of $70.0 million and is available for working capital and other general corporate purposes. As of October 30, 2020, the Company had outstanding borrowings of $155.0 million, outstanding letters of credit of $15.3 million and $104.7 million in availability under the ABL Facility. Upon entering into the ABL Facility, the Company incurred $1.5 million in debt origination fees.  An additional $0.4 million of debt origination fees were incurred when entering into the Second Amendment to the ABL Facility.  The fees were capitalized as debt issuance costs and are being amortized as an adjustment to Interest expense over the remaining life of the ABL Facility.

Maturity; Amortization and Prepayments

The Term Loan Credit Agreement matures on September 9, 2025 and amortizes at a rate equal to 1.25% per quarter.  Additionally the Term Loan Credit Agreement is subject to mandatory prepayments in an amount equal to a percentage of the borrower’s excess cash flows in each fiscal year, ranging from 0% to 75% depending on the Company’s total leverage ratio, and with the proceeds of certain asset sales, casualty events and extraordinary receipts.  The loan may not be voluntarily prepaid during the first two years of its term.  A prepayment premium is applicable to voluntary prepayments and certain mandatory prepayments made prior to the fourth anniversary of the closing date of the Term Loan Credit Agreement.

The ABL Facility matures on November 16, 2022.

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

Interest; Fees

The interest rates per annum applicable to the loans under the Term Loan Credit Agreement are based on a fluctuating rate of interest measured by reference to, at the borrower’s election, either (1) an adjusted LIBOR (with a minimum rate of 1%) plus 9.75%, or (2) an alternative base rate (which is the greater of (i) the prime rate published in the Wall Street Journal, (ii) the federal funds rate, which shall be no lower than 0%, plus ½ of 1%, and (iii) the one month LIBOR rate plus 1% per annum) plus 8.75%.

An upfront fee equal to 3.00% of the principal amount of the Term Loan Credit Agreement was paid upon funding of the Term Loan Credit Agreement. Customary agency fees are payable annually.

The borrowing margin under the ABL Facility is subject to adjustment based on the average daily total loans outstanding under the ABL Facility for the preceding fiscal quarter. For LIBOR loans, the interest rate is LIBOR (subject to an interest rate floor of 0.75%) plus a borrowing margin which is where the average daily total loans outstanding for the previous quarter are (i) less than $50.0 million, 1.75%, (ii) equal to or greater than $50.0 million but less than $100.0 million, 2.00%, (iii) equal to or greater than $100.0 million but less than $200.0 million, 2.25%, and (iv) greater than $200.0 million, 3.50%. For Base Rate loans, the borrowing margin is, where the average daily total loans outstanding for the previous quarter are (i) less than $50.0 million for the previous quarter, 1.00%, (ii) equal to or greater than $50.0 million but less than $100.0 million, 1.25%, (iii) equal to or greater than $100.0 million but less than $200.0 million, 1.50%, and (iv) greater than $200.0 million, 2.75%.

Additionally, if average daily total loans outstanding for the previous quarter are (i) less than 50% of the lesser of (a) the aggregate commitments and (b) the borrowing base (the “Loan Cap”), the commitment fee percentage will equal 0.375% and (ii) equal to or greater than 50% of the Loan Cap, the commitment fee percentage will equal 0.25%. The commitment fee is computed as the applicable percentage multiplied by the actual daily amount by which the aggregate commitments exceed the total outstanding loans and letter of credit obligations in the preceding quarter.

Representations and Warranties; Covenants

The Term Loan Credit Agreement contains various representations and warranties, and restrictive covenants that, among other things, and subject to specified exceptions, restricts the ability of Lands’ End and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business.

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

Additionally, the ABL Facility has a cash maintenance provision, which applies a limit of $75.0 million on the amount of cash and cash equivalents (subject to certain exceptions) that the Company may hold when outstanding loans under the ABL Facility  are equal to or exceed $125.0 million.

Events of Default

The Term Loan Credit Agreement and ABL Facility include customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross defaults to certain other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, and material judgments and change of control.

Cash Flows from Operating Activities

Net cash used in operating activities decreased to $26.1 million in Year-to-Date 2020 from $125.0 million in Year-to-Date 2019 driven by inventory efficiencies, higher deferred revenue and the timing of expense accruals.

Cash Flows from Investing Activities

Net cash used in investing activities was $25.6 million and $28.5 million for Year-to-Date 2020 and Year-to-Date 2019, respectively. Cash used in investing activities for both periods was primarily used for investments to update our information technology infrastructure and property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $30.8 million for Year-to-Date 2020 and net cash used in financing activities was $24.6 million for Year-to-Date 2019.  The 2020 activity consists of new debt of $275.0 million in the Term Loan Credit Agreement and borrowings of $125.0 million on the ABL Facility to replace the Term Loan Facility and pay deferred financing fees for the new debt.  The 2019 activity consisted primarily of a $100.0 million voluntary prepayment of our Term Loan Facility in First Quarter 2019 offset by borrowings under the ABL Facility.

Contractual Obligations and Off-Balance-Sheet Arrangements

On September 9, 2020, (i) the Company entered into a new Term Loan Credit Agreement, which replaced the Term Loan Facility, and (ii) the Second Amendment to the ABL Facility, entered into on August 12, 2020, became effective.  There have been no other material changes to our contractual obligations and off-balance-sheet arrangements as discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020. See Note 5, Debt in Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Financial Instruments with Off-Balance-Sheet Risk

On November 16, 2017, the Company entered into the ABL Facility, which as amended to date provides for maximum borrowings of $275.0 million, subject to a borrowing base.  The ABL Facility has a letter of credit sub-limit of $70.0 million and matures on November 16, 2022.  The ABL Facility is available for working capital and other general corporate purposes. As of

October 30, 2020, the Company had outstanding borrowings of $155.0 million, outstanding letters of credit of $15.3 million and $104.7 million in availability under the ABL Facility.

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

Goodwill and Trade Name Impairment Analysis

The duration and severity of the COVID-19 pandemic could result in additional future impairment charges for goodwill and the trade name indefinite-lived intangible asset. We considered the COVID-19 pandemic to be a triggering event for goodwill in First Quarter 2020 for the Outfitters and Japan eCommerce reporting units, resulting in full impairment of the $3.3 million of goodwill allocated to Japan eCommerce reporting unit, recorded during First Quarter 2020. There was not a triggering event or impairment charges for any reporting unit in Second Quarter 2020 or Third Quarter 2020.

The Company concluded that recent events has not resulted in a triggering event for the trade name in the nine months ended October 30, 2020.

For a complete discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended January 31, 2020, and Note 2, Recent Accounting Pronouncements. There have been no significant changes in our critical accounting policies or their application since January 31, 2020.

Recent Accounting Pronouncements

See Part I, Item 1, Note 2, Recent Accounting Pronouncements, of Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in currency rates. A significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of October 30, 2020, we had $8.1 million of cash denominated in foreign currencies, principally in British Pound Sterling, Euros, Yen and Hong Kong Dollars. We do not enter into financial instruments for trading purposes or hedging and have not used any derivative financial instruments. We do not consider our foreign earnings to be permanently reinvested.

We are subject to interest rate risk with the Term Loan Credit Agreement and the ABL Facility, as both require the Company to pay interest on outstanding borrowings at variable rates. Each one percentage point change in interest rates associated with the Term Loan Credit Agreement would result in a $0.4 million change in our annual cash interest expenses. Assuming our ABL Facility was fully drawn to a principal amount equal to $275.0 million, each one percentage point change in interest rates would result in a $0.8 million change in our annual cash interest expense

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation for the period covered by this Quarterly Report on Form 10-Q, Lands’ End’s Chief Executive Officer and President and Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer have concluded that, as of October 30, 2020, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by Rules 13a-15 under the Exchange Act during the Third Fiscal Quarter Ended October 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For a description of our legal proceedings, see Note 9, Commitments and Contingencies in Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which description of legal proceedings is incorporated by reference herein.

ITEM 1A. RISK FACTORS

Other than as set forth in the Company’s Current Report on Form 8-K dated June 2, 2020, and the updated risk factor below, there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended January 31, 2020, filed with the SEC on March 23, 2020 (the “Annual Report”).  The descriptions below include any material changes to, and supersede, the description of the risk factor “Our leverage may place us at a competitive disadvantage in our industry. The agreements governing our debt contain various covenants that impose restrictions on us that may affect our ability to operate our business,” previously disclosed in “Part I, Item 1A. Risk Factors” of the Annual Report.

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
•

The agreements governing our debt contain operating covenants that limit our ability to engage in activities that may be in our best interests in the long term, including, without limitation, by restricting our subsidiaries' ability to incur debt, create liens, enter into transactions with affiliates or prepay certain kinds of indebtedness (the “operating covenants”);

•

The agreements governing our debt contain certain financial covenants, including a quarterly maximum total leverage ratio test, a weekly minimum liquidity test and an annual maximum capital expenditure amount (the “financial covenants”);

•

The failure to comply with the operating covenants and financial covenants could result in an event of default which, if not cured or waived, could result in the acceleration of the applicable debt, may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies, and in the event our creditors accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that debt and the lenders could proceed against the collateral granted to them to secure such indebtedness.  Our ability to meet these covenants can be affected by events beyond our control, and we cannot assure that we will meet them.

Index of Exhibits

ITEM 6. EXHIBITS

The following documents are filed as exhibits to this report:

3.1	Amended and Restated Certificate of Incorporation of Lands' End, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on March 20, 2014 (File No. 001-09769)).

3.2	Amended and Restated Bylaws of Lands' End, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on April 8, 2014 (File No. 001-09769)).

4.1

Term Loan Credit Agreement, dated September 9, 2020, among Lands’ End Inc., as the Borrower, Fortress Credit Corp., as Administrative Agent and Collateral Agent, and the lenders party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on September 15, 2020 (File No. 001-09769))

4.2

Guaranty and Security Agreement, dated September 9, 2020, by Lands’ End, Inc., as the Borrower, and the other grantors party thereto and Fortress Credit Corp., as Agent (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on September 15, 2020 (File No. 001-09769))

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

Dated: December 3, 2020

By:	/s/ James Gooch
James Gooch
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)