Form 10-K
period 2021-01-29
LANDS' END, INC.
filed 2021-03-25
CIK 799288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 29, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value (based on the closing price of the registrant's common stock quoted on the NASDAQ Stock Market) of the registrant's common stock owned by non-affiliates, as of July 31, 2020, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $100.3 million.

As of March 23, 2021, the registrant had 32,643,499 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2021 Annual Meeting of Stockholders (the “Proxy Statement”), to be held on May 13, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.  The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates

LANDS’ END, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

As used in this Annual Report on Form 10-K, references to the "Company", "Lands' End", "we", "us", "our" and similar terms refer to Lands' End, Inc. and its subsidiaries. Our fiscal year ends on the Friday preceding the Saturday on or closest to January 31. Other terms commonly used in this Annual Report on Form 10-K are defined as follows:

•	ABL Facility - Asset-based senior secured credit agreements, dated as of November 16, 2017, with Wells Fargo, N.A. and certain other lenders, as amended to date
•	Brexit - The United Kingdom's exit from the European Union
•	Company Operated stores - Lands’ End retail stores in the Retail channel
•

Current Term Loan Facility – Term loan credit agreement, dated as of September 9, 2020, among the Company, Fortress Credit Corp., as Administrative Agent and Collateral Agent, and the lenders party thereto

•	Debt Facilities - Collectively, the Current Term Loan Facility and ABL Facility
•	ESL - ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert
•	First Quarter 2020 – The 13 weeks ended May 1, 2020
•	Fiscal 2021 – The Company’s next fiscal year representing the 52 weeks ending January 28, 2022
•	Fiscal 2020 - The 52 weeks ended January 29, 2021
•	Fiscal 2019 - The 52 weeks ended January 31, 2020
•	Fiscal 2018 - The 52 weeks ended February 1, 2019
•	Former Term Loan Facility – Term loan credit agreement, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders
•	Sears Holdings - Sears Holdings Corporation, a Delaware corporation, and its consolidated subsidiaries
•	SEC - United States Securities and Exchange Commission
•	Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders
•	Tax Act - The Tax Cuts and Jobs Act passed by the United States government on December 22, 2017
•	Third Quarter 2020 – The 13 weeks ended October 30, 2020

Lands' End is a leading uni-channel retailer of casual clothing, accessories, footwear and home products. Operating out of America’s heartland, we believe our vision and values make a strong connection with our core customers. We offer products online at www.landsend.com, on third party online marketplaces and through our own Company Operated stores, as well as, third-party retail locations. We are a classic American lifestyle brand with a passion for quality, legendary service and real value.  We seek to deliver timeless style for women, men, kids and the home.

Lands' End was founded in 1963 by Gary Comer and his partners to sell sailboat hardware and equipment by catalog. While our product focus has shifted significantly over the years, we have continued to adhere to our founder's motto as one of our guiding principles: “Take care of the customer, take care of the employee and the rest will take care of itself.”

Lands’ End seeks to provide a common customer experience regardless of whether they are interacting with us on our company websites, third-party marketplaces, at Company Operated stores or other distribution channels.

We have one external reportable segment and identify our operating segments according to how our business activities are managed and evaluated. Our operating segments consist of: U.S. eCommerce, Lands’ End Outfitters (“Outfitters”), Europe eCommerce, Japan eCommerce, Third Party, and Retail. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore, the results of our operating segments are aggregated into one external reportable segment.

Product Channels

Lands’ End identifies five separate distribution channels for revenue reporting purposes:

U.S. eCommerce offers products through the Company's eCommerce website utilizing digital marketing and direct mail catalogs.

International offers products primarily to consumers located in Europe and Japan through eCommerce international websites and third-party affiliates.

Outfitters sells products to end consumers, primarily located in the U.S., through negotiated arrangements to make specific styles or customized products available to employees and members of client organizations, as well as through the Company's eCommerce websites.

Third Party sells the same products as U.S. eCommerce but to domestic wholesale customers or direct to consumers through third-party marketplaces and websites.

Retail sells products and services through Company Operated stores.

In Fiscal 2020, we generated revenue of approximately $1.43 billion. Our revenue is generated worldwide with operations based in the United States, United Kingdom, Germany and Japan. This network reinforces and supports sales across the channels in which we do business. Net revenue is presented by product channel in the following table:

(in thousands)	Fiscal 2020	% of Revenue	Fiscal 2019	% of Revenue	Fiscal 2018	% of Revenue
U.S. eCommerce	$961,911	67.4%	$910,088	62.8%	$854,361	58.9%
International	222,878	15.6%	181,087	12.5%	179,637	12.4%
Outfitters	174,260	12.2%	285,807	19.7%	289,251	19.9%
Third Party	39,945	2.8%	13,654	0.9%	5,931	0.4%
Retail	28,454	2.0%	59,565	4.1%	122,412	8.4%
Total Net revenue	$1,427,448		$1,450,201		$1,451,592

In Fiscal 2020, we fulfilled orders to customers in approximately 139 countries outside the United States, totaling approximately 17% of revenue.

Revenue by the geographical location where the product is shipped is as follows:

(in thousands)	Fiscal 2020	% of Revenue	Fiscal 2019	% of Revenue	Fiscal 2018	% of Revenue
United States	$1,191,346	83.4%	$1,247,288	86.0%	$1,245,157	85.8%
Europe	175,011	12.3%	137,134	9.5%	138,761	9.6%
Asia	49,725	3.5%	48,470	3.3%	50,203	3.5%
Other	11,366	0.8%	17,309	1.2%	17,471	1.1%
Total Revenue	$1,427,448		$1,450,201		$1,451,592

Long-lived assets by geographical location are as follows:

(in thousands)	Fiscal 2020	Fiscal 2019	Fiscal 2018
United States	$136,038	$148,340	$140,663
Europe	8,267	8,716	8,773
Asia	983	609	458
Total Property and equipment, net	$145,288	$157,665	$149,894

Strategy

In Fiscal 2020, we continued to leverage our iconic American brand, which was founded on the principles of delivering great quality, uncompromising service and exceptional value to our customers. We are a vertically integrated retailer that manages most aspects of our design, marketing and distribution in-house. In Fiscal 2021, we plan to continue to focus on our five strategic pillars, as we have over the past several years:

Product. The soul of the Lands’ End brand has always been products with a purpose. We are focused on delivering key items made of quality materials, in iconic styles that offer great value to our customers and their families. We provide an assortment of products leveraging our key item strategy with a focus on delivering comfort, style and value with emphasis on major categories, such as swimwear and outerwear. In addition, we have increased our focus on inclusivity.  We have done this by providing apparel in extended sizes, from petite to plus for women and big and tall for men. In Fiscal 2021, we plan to continue to leverage customer data to drive decisions around our merchandise assortment, fabrics, silhouettes and price points that our customer desires. We have worked to drive consistency in our fit across multiple categories and classifications. We are also focused on key relationships, providing innovative products to meet the needs of our partners.

Digital. We are focused on utilizing digital technologies to obtain new customers and continuously improve the overall customer experience. This is done by leveraging data analytics to better tailor and personalize the shopping experience for each customer. We are a digitally led organization, applying technology as we adapt to ongoing shifts in customer shopping behaviors. During Fiscal 2020, we leveraged advanced data analytics and machine learning in our effort to optimize gross profit through product level promotions and to optimize both internal and external search capabilities. We enhanced our website with a “test and learn” process which led to improvements in product detail pages and checkout with a focus on the smartphone experience. As part of our Fiscal 2021 initiatives, we plan to continue to leverage artificial intelligence to analyze customer behavior and optimize promotions.

Distribution. We utilize uni-channel distribution including eCommerce and our own Company Operated stores, as well as, third-party retail stores, to engage our customer where and how they choose to shop. Our 31 Company Operated stores represent the Lands’ End American Heritage aesthetic, making it easy for our customers to find our products in an inviting, brand appropriate setting. Given the impact of the COVID-19 pandemic on consumers’ shopping habits, which has driven more consumers to shop online rather than in a store, we do not anticipate opening more Company Operated stores in the immediate future. We do, however, plan to pursue opportunities to partner with other brick and mortar and online retailers to increase exposure of our products to more consumers. In Fiscal 2020, we launched nearly all our products for purchase on Kohl’s website, as well as, an assortment of products in 150 Kohl’s retail stores and plan to expand to approximately 300 Kohl’s retail stores in Fiscal 2021. For Fiscal 2021, we plan to continue applying a customer analytics-driven distribution strategy, where we leverage our data to refine product assortment and expand opportunities with third-party marketplaces and traditional wholesale.

Business Processing. We continue to focus on building strategic competencies through improved business processes that are based on standardization and efficiency. During 2019 and 2020, we focused on optimizing our business processing capabilities which further enabled us to upgrade the way we accept, process and fulfill orders across our channels and improve how we interface with our partners. Because of our optimization, we are upgrading our inventory planning process and data analytic capabilities as we focus on growing the business and operating as a global uni-channel retailer. During 2021, we plan to begin a multi-year project to implement a warehouse management solution designed to improve our distribution center operations.  See also Item 1A, Risk Factors, in this Annual Report on Form 10-K.

Be a Great Place to Work.  Lands’ End strives to be a great place to work, while fostering an inclusive culture where our employees can develop and grow professionally and contribute to our collective success. During 2020, we built on our existing training and development programs and launched many employee initiatives, including our Diversity & Inclusion Council and our Business Resource Groups.

History

We were founded in 1963, incorporated in Delaware in 1986, and our common stock was listed on the New York Stock Exchange from 1986 to 2002. On June 17, 2002, we became a wholly owned subsidiary of Sears Roebuck and Co., a wholly owned subsidiary of Sears Holdings. Sears Holdings distributed 100 percent of the outstanding common stock of Lands' End to its stockholders on April 4, 2014 and our common stock was listed on the NASDAQ Stock Market.

Lands' End was founded on certain principles of doing business that are embodied in our goal to deliver great quality, uncompromising service and exceptional value to our customers. Lands’ End founder Gary Comer was quoted as saying: “Take care of the customer, take care of the employee and the rest will take care of itself."

Competition

We operate primarily in the apparel industry which is highly competitive. We compete with a diverse group of direct-to-consumer companies and retailers, including national department store chains, women's and men's specialty apparel chains, outdoor specialty stores, apparel catalog businesses, sportswear marketers and online apparel businesses that sell similar lines of merchandise. We compete principally on the basis of merchandise value (quality and price), product innovation, our established customer file and award-winning customer service.

Seasonality

We experience seasonal fluctuations in our net revenue and operating results and historically have realized a significant portion of our net revenue and earnings for the year during our fourth fiscal quarter. We generated 37.7%, 37.9% and 34.6% of our net revenue in the fourth fiscal quarter of Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively. Thus, lower than expected fourth quarter net revenue could have an adverse impact on our annual operating results.  See also Item 1A, Risk Factors, in this Annual Report on Form 10-K.

Working capital requirements typically increase during the second and third quarters of the fiscal year as inventory builds to support peak shipping/selling periods and, accordingly, working capital requirements typically decrease during the fourth quarter of the fiscal year as inventory is shipped/sold. Cash provided by operating activities is typically higher in the fourth quarter of the fiscal year due to reduced working capital requirements during that period.

Intellectual Property

Lands' End owns or has rights to use certain word and design trademarks, service marks, and trade names that are registered or exist under common law in the United States and other jurisdictions. The Lands' End® trade name and trademark are used both in the United States and internationally and are material to our business. Trademarks that are important in identifying and distinguishing our products and services are Let’s Get Comfy™, Lands’ End Lighthouse®, Square Rigger™,  Squall®, Super-T™, Drifter™, Outrigger®, Marinac®, and Beach Living®, all of which are owned by us, as well as the licensed marks Supima®, No-Gape®, and others. Other recognized trademarks owned by Lands' End include, Starfish™, Iron Knees®, Hyde Park®, Year’ Rounder®, ClassMate®, Willis & Geiger® and ThermaCheck®. Lands' End's rights to some of these trademarks are limited to select markets.

Product Design and Merchandising

We seek to develop new, innovative products for our customers by utilizing modern fabrics and quality construction to create timeless, affordable styles with excellent fit. We also seek to present our products in an engaging and inspiring way. We believe that our typical customers expect quality, seek good value for their money and are looking to add classics to their wardrobe while also placing an emphasis on comfort, functionality and product innovation that supports their lifestyle. From a design and merchandising perspective, we believe that we have experienced success adding relevant items into our product assortment, many of which have become customer favorites. We devote significant time and resources to quality assurance, fit testing and product compliance. Our in-house team manages all product specifications and seeks to ensure brand integrity by providing our customers with the consistent, high-quality merchandise for which Lands' End is known. Our strategy includes four major themes: own the weather; own the water; layers, layers, layers; and we fit every body. These, inclusive with our overall message on comfort and great value, resonated well during the COVID-19 pandemic, especially with more people staying at home.

Inventory Planning

Inventory planning seeks to determine optimal inventory levels that align with merchandising and marketing plans and initiatives. The team also supports efforts to maximize product margin through active management of in-season promotions and post-season clearance activities. In addition, Inventory Planning partners with our Sourcing team through long range planning efforts designed to reduce supply chain costs.

Consistent with our merchandising strategy we make inventory investments intended to support the growth of key products. In addition, through continued assortment and inventory management we are striving to reduce inventory levels and increase seasonal sell through. We recently launched new technology solutions to assist us in these strategic initiatives.

Sourcing and Vendors

Our products are produced globally by independent manufacturers who are selected, monitored and coordinated by our Global Sourcing team based in Wisconsin and Hong Kong, as well as other third-party buying agents. Our products are manufactured in approximately 29 countries and the majority are imported from Asia and South America, depending on the nature of the product mix. In Fiscal 2020, our top 10 vendors accounted for approximately 41% of our merchandise purchases and we worked with approximately 140 vendors that manufactured substantially all our products. We generally do not enter into long term merchandise supply contracts. We continue to take advantage of opportunities to more efficiently source our products worldwide, consistent with our high standards of quality and value. Significant areas of non-product spend include transportation, information systems, marketing, packaging and catalog paper and print. For most of our products, we assume ownership at the port of the vendor’s manufacturing facility. We use third-party shipping companies to transport the product to our facilities. Our reliance on imported products has certain risks around port congestion, transportation delays and heightened security measures that could affect timely deliveries of product to our points of distribution. In the fourth quarter 2020 and into the first quarter 2021, we have experienced some delivery delays due to the COVID-19 pandemic.

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

Corporate Citizenship

Lands' End is working towards improving its sustainable footprint through key practices like waste reduction, purchasing recycled consumables and corporate partnerships. Lands' End hopes to inspire customers and other corporations to increase sustainability awareness and initiatives.

We have a focus on raising awareness and educating associates on reducing our internal use of consumables and natural resources. In addition, we have a broad range of recycling and waste management initiatives at our corporate office and distribution centers.  For example, we have addressed our use and recycling of paper products, aluminum cans, glass, electronics and plastic, as well as disposal of non-recyclables with composting and effective water management.

Lands’ End also participates in industry educational workshops and initiatives. We have formed strategic relationships with organizations like the Sustainable Apparel Coalition, bluesign, National Forest Foundation, where we have helped plant over 1 million trees, and the Clean Lakes Alliance, where we help protect and improve maintenance of local lakes in Wisconsin. These alliances, which respectively operate globally, nationally, and locally, allow us to engage at a variety of levels.

Marketing

We believe that our most important asset is our brand. The Lands' End brand is well-recognized with a deeply rooted tradition of offering excellent quality, value and service. Lands' End is an iconic American brand with a large and loyal customer base. Operating out of Wisconsin, in the heartland of the United States, we believe our vision and values make a strong connection with our core customer. We believe that a key indicator of our success to date has been the continued growth of our customer file, with increases in new and active customers.

We also invest significantly in brand development through our focus on providing excellent customer service, emphasis on digital transformation and innovative product development. We believe that this commitment to our brand has helped to generate our large and loyal customer base for over fifty years.

We attempt to build on our brand recognition through our “Let’s Get Comfy” tagline in multi-channel marketing campaigns including through our eCommerce website, www.landsend.com, catalog distribution, digital marketing and social media. Creative designs for these marketing platforms are developed in-house by our creative team. We strive to be efficient in our overall spend, enabling us to invest in initiatives that we believe will yield benefits over the longer term. We believe we will generate near term return on investment with most of our marketing spend allocated to digital marketing and our catalog. The catalog continues to be a productive vehicle to drive customers to our website and Company Operated stores. We are also seeking to enhance our branding initiatives by investing in strategic relationships with other brands, public personalities and online influencers designed to showcase our apparel.

Customer Service

We are committed to building on Lands' End's legacy of strong customer service. We believe we have a strong track record of improving the customer service experience through innovation. Lands' End is focused on using our extensive customer data to make the shopping experience as effortless and personalized as possible, regardless of whether our customers shop online or in one of our Company Operated store locations. Our operations include a return policy that is frequently mentioned as one of the best in the industry, service agents who are available through Company Operated store locations, on the phone, via chat, email or social media, and an ever-evolving digital self-service platform. These all have contributed to our award-winning customer service, which we believe is one of our core strengths and a key point of differentiation from our competitors. We have received many accolades over the years and most recently, received the following:

•

Lands’ End was included in the Newsweek list of America’s Best Customer Service in 2021, 2020, and 2019. Ranking No.1 for best customer service in the Online Retailers: Clothing in the Apparel category (November 2020, November 2019, and November 2018)

•	Lands’ End was included in the Newsweek list of Best Online Shops 2020 (September 2019)

Distribution

We own and operate two distribution centers and one embroidery operation facility in Wisconsin. Our Dodgeville facility is approximately 1.1 million square feet and is a full-service distribution center, offering monogramming, hemming and embroidery services. Our Reedsburg location is approximately 400,000 square feet and offers all order fulfillment services except hemming. Our Stevens Point distribution center is approximately 150,000 square feet and primarily focuses on embroidery services. Our customer orders are shipped via third party carriers.

We own and operate a distribution center in the United Kingdom based in Oakham, a community north of London. Our Oakham facility opened in 1998 and is approximately 175,000 square feet. It is a full-service distribution center, including monogramming, hemming and embroidery services for our European businesses. In September 2020, this facility was approved as a Customs warehouse which provides certain cash flow benefits resulting from deferred customs duties and simplification of imports and returns to and from the European Union.

Additionally, we lease a 56,000 square foot distribution center in Fujieda, Japan.

Orders are filled on a current basis and order backlog is not material to our business.

Information Technology

Our information technology systems provide comprehensive support for the design, merchandising, importing, marketing, distribution, sales, order processing and order fulfillment of our Lands' End products. We have a dedicated information technology team that provides strategic direction, application development, infrastructure services and systems support for the functions and processes of our business. The information technology team contracts with third party consulting firms to provide cost-effective staff augmentation services and leverages leading hardware, software and cloud-based technology firms to provide the infrastructure necessary to run and operate our systems. Our core software applications are a combination of internally developed and packaged third-party systems. The eCommerce solutions powering www.landsend.com, the Outfitters websites, and our international Lands' End websites are operated out of our own internal data centers, as well as through hosting relationships with third parties and industry-leading cloud providers.

We are in the process of implementing new information technology systems as part of a multi-year plan to expand and upgrade our platforms and infrastructure. We intend to build off these core systems to drive future improvements in our operations including efficiencies within our internal processes and reporting. While we focus on customer facing system improvements, we are also pursuing implementation of warehouse management tools designed to improve warehouse efficiencies and cost-effective third-party delivery to our customer. Implementation of new systems is highly dependent on coordination of numerous software, hardware, cloud and system integration providers. See also Item 1A, Risk Factors, in this Annual Report on Form 10-K.

Human Capital Management

Philosophy and Approach

Since our founding in 1963, Lands’ End has recognized that our people are a critical asset. People, the individuals we employ, the customers we serve, and their families, are the heart of our company. We are committed to creating an inspiring culture that is welcoming, safe and inclusive for all who work and shop with us.

Aligning with our overall message of comfort, our desire is to create “A More Comfortable World” with initiatives focused on our employees, our customers and our planet. Perhaps most telling, at Lands’ End the human resources department has been named “Employee Services” since its early days.  This reinforces the message of our founder, Gary Comer “The really important thing that makes Lands’ End what it has become is people. You, me, everyone around us. It is what we do as people that makes this a great place to come to work”.

We employ approximately 5,300 employees throughout our operations: approximately 4,400 employees in the United States and approximately 900 employees outside the United States. This workforce consists of approximately 18% salaried employees, 38% hourly employees and 44% part-time employees. With the seasonal nature of the fourth quarter holiday shopping season in the retail industry, approximately 2,000 additional, flexible, part-time employees join us each year to support our call and distribution centers.

Recruitment and Retention

Lands’ End leverages a multi-prong recruitment approach to source and hire top talent aligned with our corporate priorities. We maintain a strong digital presence to represent our brand and proactively target talent, in addition to a meaningful employee referral bonus program. We have annual talent review processes in place to regularly evaluate and align on high potential talent with development actions that prepare employees for internal promotion and career growth opportunities, including succession planning for management positions.

Lands’ End has an open-door philosophy. We regularly conduct anonymous employee opinion surveys to seek feedback from all employment classifications on a variety of topics, including confidence in company leadership, competitiveness of our compensation and benefits package, career growth opportunities and feedback on how we could improve our efforts to be an even greater place to work. Results are shared company wide, along with actions to drive meaningful improvements. Our efforts to retain talent and maintain strong employee engagement have been very effective, as evidenced by 43% of our employee base having a tenure of 10 years or more.

Turnover within our workforce is closely monitored to alert management of potential issues aside from our normal and desired turnover. Our 3-year average global salaried turnover rate is 12%, and the turnover rate for our hourly full-time staff is approximately 10%, which we believe compares favorably in the marketplace. We maintain a strong focus on employee retention through regular and consistent communication, periodic pulse surveys and continued emphasis on employee personal health and safety.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic had a profound impact on our employees in 2020. Since mid-March 2020, we have operated primarily in a remote work environment for our corporate (non-operational) employees. This has required an increased reliance on technology, in the form of teleconferencing, and driven innovations in the way tasks are accomplished and work gets done. During this period, management had increased its focus and emphasis on communication and cross-functional cooperation to compensate for the loss of informal day-to-day interaction in the office setting.

In response to the COVID-19 pandemic, we took various actions that impacted our employees, including furloughs, temporary pay reductions, temporary suspension of 401(k) Company matching contribution and cancellation of budgeted merit-based salary increases.

We established a task force composed of a cross-functional group of senior management to continually assess the work from home impact. This task force has conducted employee pulse surveys and solicited input on work models for the future. We believe that when the COVID-19 pandemic ends, some functions will operate in a hybrid model that combines work from home with work from office, as opposed to the traditional “five days a week in the office” model. We are focused on monitoring employee satisfaction, formal and informal employee training and development needs, efficiencies to be gained or lost through a non-traditional work environment, the impact on corporate culture and overall business and financial performance in order to determine the model that best suits the Company, our shareholders and our customer needs.

Diversity and Inclusion

As we strive to be a great place to work, we have developed and implemented key initiatives around diversity and inclusion. While we believe Lands’ End has always espoused these values in the past, due to the heightened awareness of social issues during the summer of 2020, we determined that we could do more, and a renewed focus and prioritization was in order. We believe our strength in work and life comes from the combination of our unique experiences, backgrounds, and talents. We established a Diversity & Inclusion Council (“D&I Council”) consisting of employees who come from diverse backgrounds, with Lands’ End’s Chief Executive Officer serving as the executive sponsor. The D&I Council oversees programming designed to celebrate diversity and foster awareness of all perspectives. To that end, the D&I Council established training modules, which are required of all employees, and launched a relevant speaker series. The D&I Council maintains a prominent online presence within the Company’s intranet through which it communicates with all employees across a wide range of subjects, including the recognition of important days with various cultures and educational materials in support of building greater awareness and appreciation of our individual stories, experiences and lives.

We have also established Business Resource Groups (“BRGs”) to provide support for our employees. The BRGs are employee-led and consist of individuals with common interests, backgrounds or demographic factors such as gender, race or ethnicity. We currently have five groups: Lands’ End Pride (LGTBQ+), Lands’ End Working Parents, Lands’ End Employees with Disabilities and Allies, Lands’ End Veterans and Lands’ End Multicultural. The groups are open to all employees, including allies who want to be supportive and involved. In establishing the BRGs, we are reinforcing our message of inclusion and hope to further empower our employees to utilize their voice to make Lands’ End welcoming, understanding and stronger.

The Employee Services team has been working to evolve key processes to support more diverse and inclusive hiring practices. We are developing strategies to extend our reach by targeting areas of country and industry groups that have top diverse talent along with aligning with diverse business organizations that are in line with our overall brand strategy. In addition, we are committed to support recruitment free of bias, educating our interview panels and tracking progress to identify areas of improvement.

Compensation and Benefits

We have demonstrated a history of investing in our workforce by offering competitive salaries and wages and are committed to a total compensation program that is competitive for our type of business and within the markets where we operate. We also aim to pay employees equitably who are performing in similar roles. When making compensation decisions, Lands’ End considers compensation market data primarily focused on apparel retail companies and other related industries. In addition to paying competitive salaries and wages, Lands’ End has various compensation awards and programs in place for all employees based on their position, such as annual incentive plans, equity awards, sales incentive plans, peak incentives and discretionary bonuses based on company performance.

We offer a comprehensive benefit package to all eligible employees. In the U.S. these include the following, among other benefits:

•	Comprehensive health insurance coverage that is offered to full-time employees
•	Parental leaves provided to all new parents for birth, adoption or foster placement

•	Paid caregiver leave allowing employees to take up to 20 days off to care for a seriously ill spouse or child
•	Community Giving programs providing employees the opportunity to give back to nonprofit organizations
•	Health and wellness programs, exercise classes (including virtual classes during the COVID-19 pandemic), health coaching and wellness incentive programs
•	Services designed to help employees balance work and life, including an Employee Assistance Plan, a health advocate service and financial education workshops

Outside of the U.S., we provide competitive benefits which align with market specific needs, including comprehensive health, dental and vision coverage, pension plans, employer-provided life insurance and paid time off benefits such as paid leave, vacation and holidays.

Training and Development

Lands’ End partners with employees to discover and develop their talents and abilities through various programs. Development opportunities are available throughout the employee lifecycle from internships and onboarding to emerging leaders and executive coaching. Programs cover a variety of topics, including diversity and inclusion, cybersecurity, harassment free workplace, product updates and deployment of new technology. Senior management regularly reviews organizational talent assessments to identify employees who possess the potential for advancement and to identify, recommend and address developmental needs. We are committed to performance management, offering annual reviews, goal setting, 360 feedback and formal coaching support and mentorships for employees.

Corporate Information

Our principal executive offices are located at 1 Lands' End Lane, Dodgeville, Wisconsin 53595. Our telephone number is (608) 935-9341.

Available Information, Internet Address and Internet Access to Current and Periodic Reports and Other Information

Our website address is www.landsend.com. References to www.landsend.com do not constitute incorporation by reference of the information at www.landsend.com, and such information is not part of this Annual Report on Form 10-K. We file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments to those reports, as well as proxy and information statements, electronically with the SEC, and they are available on the SEC's web site (www.sec.gov), which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We also make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available through the Investor Relations section of our website, free of charge, as soon as reasonably practicable after we file such material with, or furnish it to, the SEC.

Our Corporate Governance Guidelines, the charters of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee of the Board of Directors, our Related Party Transactions Policy, our Director Compensation Policy, our Code of Conduct, and our Board of Directors Code of Conduct are available at the "Corporate Governance" page in the “Investor Relations” section of www.landsend.com.

Information about our Executive Officers

The following table sets forth information regarding our executive officers, including their positions.

Name	Position	Age
Jerome Griffith	Chief Executive Officer	63
James Gooch	President and Chief Financial Officer	53
Peter L. Gray	Executive Vice President, Chief Administrative Officer and General Counsel	53
Sarah Rasmusen	Executive Vice President, Chief Customer Officer	48
Chieh Tsai	Executive Vice President, Chief Product Officer	55

Jerome Griffith has served as Chief Executive Officer and as a member of the Board of Directors since March 2017. In addition, between March 2017 and March 2021 he was also President. He served as the Chief Executive Officer and President and as a member of the board of directors of Tumi Holdings, Inc., a manufacturer and retailer of consumer goods including business bags, luggage, apparel and other travel-related goods, from April 2009 until its sale to Samsonite International S.A. in August 2016. From 2002 to February 2009, he was employed at Esprit Holdings Limited, a global fashion brand, where he was promoted to Chief Operating Officer and appointed to the board in 2004, then promoted to President of Esprit North and South America in 2006. From 1999 to 2002, he worked as an Executive Vice President at Tommy Hilfiger, a global fashion brand. From 1998 to 1999, he worked as the President of Retail at the J. Peterman Company, a catalog-based apparel and retail company. From 1989 through 1998, he worked in various positions of increasing responsibility at Gap, Inc., a global clothing and accessories retailer. From 2013 to 2020 he served as a member of the board of Parsons School of Design, which is part of the New School. He has served as a member of the board of Vince Holding Corp. since November 2013 and Samsonite International S.A. since August 2016.

James Gooch joined the Company as Executive Vice President, Chief Operating Officer and Chief Financial Officer in January 2016 and in March 2021 he was promoted to President and Chief Financial Officer. He also served as our Co-Interim Chief Executive Officer from September 2016 to March 2017. From March 2014 until December 2014, he served as Co-Chief Executive Officer and Chief Administrative Officer of DeMoulas Supermarkets, Inc., a regional supermarket chain. He served as President and Chief Executive Officer of RadioShack Corporation, an electronics retailer, from May 2011 to October 2012, as President and Chief Financial Officer of RadioShack Corporation from January 2011 to May 2011, and as Chief Financial Officer of RadioShack Corporation from August 2006 to January 2011. Earlier in his career he was employed by Helene Curtis, The Quaker Oats Company and Kmart Corporation.

Peter L. Gray joined Lands' End as Executive Vice President, Chief Administrative Officer and General Counsel in May 2017. Mr. Gray served as Executive Vice President, General Counsel and Secretary of Tumi Holdings, Inc., a manufacturer and retailer of consumer goods including business bags, luggage, apparel and other travel-related goods, from December 2013 until November 2016. He was employed by ModusLink Global Solutions, Inc. (formerly CMGI, Inc.), a supply chain business process management company from June 1999 to October 2013, most recently as Executive Vice President, Chief Administrative Officer and General Counsel. Earlier in his career, he was a junior partner at Hale and Dorr LLP. He also serves as Chairman of the Board of Directors of the Tufts University Hillel Foundation.

Sarah Rasmusen joined Lands’ End in November 2019 as the Senior Vice President, U.S. eCommerce becoming Chief Customer Officer in 2020 and promoted to Executive Vice President, Chief Customer Officer in March, 2021. She was previously employed by Lands’ End between 2006 and 2010.  From January 2012 to October 2018, she was employed by Kohl’s Corporation in a variety of capacities, most recently Vice President of Digital Merchandising & Analytics. Between 2010 and 2011, she worked for CUNA Mutual Group, leading their digital eCommerce strategy. Between 1999 and 2006, she worked in a variety of eCommerce leadership positions for Saks,

Inc., Bloomingdale’s and Bates Worldwide.  Early in her career, she held technology roles with KPMG and Pillsbury Law (formerly known as Winthrop, Stimson, Putnam & Roberts).

Chieh Tsai joined Lands’ End in May 2016 and has served as the Executive Vice President, Chief Product Officer since January 2019. From September 2017 to January 2019 she served as Senior Vice President of Design and from May 2016 to August 2017 she served as Vice President of Design. Prior to joining Lands' End, she served in multiple leadership roles with Ann Taylor, Inc. from May 2005 until May 2015, most recently as the Vice President of Design. She served as the Design Director for CK Calvin Klein from March 2004 until May 2005 and as Senior Designer of Nine West from August 2000 until March 2004.

ITEM 1A. RISK FACTORS

You should carefully consider the following risks and other information in this Annual Report on Form 10-K in evaluating our company and our common stock. Any of the following risks could materially and adversely affect our business, results of operations or financial condition.

RISKS RELATED TO MACROECONOMIC RISKS

The COVID-19 pandemic has significantly disrupted and will continue to disrupt our business.

The outbreak of, and local, state and federal governmental responses to, the COVID-19 pandemic have significantly disrupted and will continue to disrupt our business. In the United States and other regions, social distancing restrictions have been enacted.

Our Company Operated stores temporarily closed on March 16, 2020 and reopened during the Second Quarter 2020. From time to time our employees have tested positive for COVID-19 or have come in close contact with individuals with COVID-19. If a significant percentage of our workforce is unable to work, due to COVID-19 illness, quarantine, or other government restrictions in connection with COVID-19, our operations may be negatively impacted, potentially materially adversely affecting our liquidity, financial condition or results of operations. Our vendors, manufacturers and other suppliers could be similarly adversely impacted by the COVID-19 outbreak and sales could be adversely impacted by such supply chain interruptions.

Additionally, an outbreak or perceived outbreak of COVID-19 connected to one or more of our offices, distribution facilities or Company Operated store locations could cause negative publicity directed at our brand and cause customers to avoid our products or Company Operated store locations. We cannot predict how long the COVID-19 pandemic will last, whether it will reoccur, what additional restrictions may be enacted or if individuals will be comfortable visiting our stores while adhering to social distancing protocols. Similarly, we cannot predict the effects the COVID-19 pandemic will have on the apparel or retail industry. All these factors could materially adversely affect our financial performance.

The impact of economic conditions on consumer discretionary spending and on our business-to-business customers could materially adversely affect our financial performance.

Apparel purchases are discretionary expenditures that historically have been influenced by domestic and global economic conditions. The outbreak of, and local, state and federal governmental responses to, the COVID-19 pandemic have led to a national and global economic downturn. Consumer discretionary spending has weakened, and some experts are predicting that it will continue to weaken. Reduced discretionary spending could influence our sales which could have a material impact on our financial performance.

Global and domestic conditions, including as a result of the COVID-19 pandemic, that have an effect on consumer discretionary spending include but may not be limited to: unemployment, general and industry-specific inflation, consumer confidence, consumer purchasing and saving habits, credit conditions, stock market performance, home values, population growth, household incomes and tax policies. Material changes to governmental policies related to domestic and international fiscal concerns, and/or changes in central bank policies with respect to monetary policy also could affect consumer discretionary spending. Any of these additional factors affecting consumer discretionary spending may further influence our customers’ purchasing preferences, potentially having a further material impact on our financial performance.

In addition, over 50% of our national accounts business-to-business sales, made by Outfitters, are to travel-related companies. These customers’ businesses have been adversely impacted by the COVID-19 pandemic, and therefore, caused a dramatic decrease in uniform sales to this sector.  Should these travel-related companies continue to be adversely impacted, our sales to them would be affected. Similarly, our small and mid-size business customers’ businesses have been adversely impacted, resulting in a decrease in sales to those organizations. The timing of the recovery of our small to mid-size business customers will impact our sales to those organizations. Finally, with the closure of schools and remote learning during the COVID-19 pandemic, our sales of school uniforms have been reduced. Should schools continue to operate remotely, school uniform sales would continue to be adversely impacted.

Our business and results of operations could be negatively impacted by natural disasters, extreme weather conditions, public health or political crises or other catastrophic events.

Our third-party vendors are located throughout the world including in locations subject to natural disasters or extreme weather conditions, as well as other potential catastrophic events, such as public health emergencies, including COVID-19, terrorist attacks, political or military conflict. The occurrence of any of these events could disrupt our operations and negatively impact sales of our products.

Unseasonal or severe weather conditions may adversely affect our merchandise sales.

Our business is adversely affected by unseasonal weather conditions. Sales of our spring and summer products, which traditionally consist of lighter clothing and swimwear, are adversely affected by cool or wet weather. Similarly, sales of our fall and winter products, which are traditionally weighted toward outerwear, are adversely affected by mild, dry or warm weather. In addition, severe weather events typically lead to temporarily reduced traffic at Company Operated store locations which could lead to reduced sales of our merchandise. Severe weather events may impact our ability to supply our Company Operated stores, deliver orders to customers in a timely manner and adequately staff our Company Operated stores and distribution centers, which could have an adverse effect on our business and results of operations.

RISKS RELATED TO MICROECONOMIC CONDITIONS

Our business is seasonal in nature and any decrease in our sales or margins could have an adverse effect on our business and results of operations.

Our business is seasonal, with the highest levels of sales occurring during the fourth quarter of our fiscal year. Our sales and margins during the fourth quarter may fluctuate based upon factors such as the timing of holiday seasons, promotions, level of markdowns, competitive factors, weather and general economic conditions. Any decrease in sales or margins, whether as a result of increased promotional activity or because of economic conditions, poor weather or other factors, could have an adverse effect on our business and results of operations. In addition, seasonal fluctuations also affect our inventory levels since we usually order merchandise in advance of peak selling periods. We generally carry a significant amount of inventory, especially before the fourth quarter peak selling periods. If we are not successful in selling inventory during these periods, we may have to sell the inventory at significantly reduced prices, which could adversely affect our business and results of operations. Furthermore, with the seasonal nature of our business, over 2,000 flexible part-time employees join us each year to support our varying peak seasons, including the fourth quarter holiday shopping season. An inability to attract qualified seasonal personnel could interrupt our sales during this period.

Increases in postage, paper and printing costs could adversely affect the costs of producing and distributing our catalog and promotional mailings which could have an adverse effect on our business and results of operations.

Catalog mailings are an important aspect of our marketing efforts. Increases in costs relating to postage, paper and printing would increase the cost of our catalog mailings and could reduce our profitability to the extent that we are unable to offset such increases by raising prices, by implementing more efficient printing, mailing, delivery and order fulfillment systems or by using alternative direct-mail formats.

We currently use the national mail carriers for distribution of substantially all our catalogs and an increasing quantity of our outbound customer deliveries. Therefore, we are vulnerable to postal rate increases. The current economic and legislative environments may lead to further rate increases or a discontinuation of the discounts for bulk mailings and sorting by zip code and carrier routes which the Company currently leverages for cost savings.

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

We also depend upon external vendors to print and mail our catalogs. Partially due to the consolidation of printing companies, there is a limited number of printers that can handle such needs which subjects us to risks if any printer fails to perform as required.

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

•

the agreements governing our debt contain certain financial covenants, including a quarterly maximum total leverage ratio test, a weekly minimum liquidity test and an annual maximum capital expenditure amount (the “financial covenants”); and

•

the failure to comply with the operating and financial covenants could result in an event of default which, if not cured or waived, could result in the acceleration of the applicable debt or may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies, and in the event our creditors accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that debt and the lenders could proceed against the collateral granted to them to secure such indebtedness.  Our ability to meet these covenants can be affected by events beyond our control, and we cannot assure that we will meet them.

We may need additional financing in the future for our general corporate purposes or growth strategies and anticipate the need to refinance our long term debt and such financing may not be available on favorable terms, or at all, and may be dilutive to existing stockholders.

We may need to seek additional financing for our general corporate purposes or growth strategies. In addition, we anticipate the need to refinance some, or all, of the ABL Facility that matures in November 2022. We may be unable to obtain any desired additional financing or refinance the ABL Facility on terms favorable to us, or at all, depending on market and other conditions. The ability to raise additional financing depends on numerous factors that are outside of our control, including general economic and market conditions, the health of financial institutions, our credit ratings and lenders' assessments of our prospects and the prospects of the retail industry in general, all of which may be impacted by the COVID-19 pandemic. The lenders, under any credit facilities or loan agreements we may execute, may not be able to meet their commitments if they experience shortages of capital and liquidity. If we raise additional funds by issuing debt, we may be subject to limitations on our operations due to restrictive covenants. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance our products, or respond to competitive pressures, any of which could negatively affect our business. If we are not able to fulfill our liquidity needs through operating cash flows and/or borrowings under credit facilities or otherwise in the capital markets, our business and financial condition would be adversely affected.

We could incur charges due to impairment of goodwill, other intangible assets and long-lived assets.

As of January 29, 2021, we had goodwill and intangible asset balances totaling $363.7 million, which are subject to testing for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Our intangible assets consist of a trade name of $257.0 million and goodwill of $106.7 million. Any event that impacts our reputation could result in impairment charges for our trade name. Long-lived assets, primarily property and equipment, are also subject to testing for impairment if events or changes in circumstances indicate that the asset might be impaired. A significant amount of judgment is involved in our impairment assessment. If actual results fall short of our estimates and assumptions used in estimating revenue growth, future cash flows and asset fair values, we could incur further impairment charges for intangible assets, goodwill or long-lived assets, which could have an adverse effect on our results of operations.

RISKS RELATED TO BRAND AND BRAND EXECUTION

If customer preference for our branded merchandise and services changes or we cannot compete effectively in the apparel industry, our business and results of operations may be adversely affected.

Our products and services must satisfy the desires of customers, whose preferences change over time. Sales of branded merchandise account for substantially all our total revenues and the Lands' End brand is a critical differentiating factor for our business. Our inability to develop products that resonate with our existing customers and attract new customers, our inability to maintain our strict quality standards or to develop, produce and deliver innovative products in a timely manner, or any unfavorable publicity with respect to the foregoing or otherwise could negatively impact the image of our brand with our customers and could result in diminished loyalty to our brand. As customer preferences change, our failure to anticipate, identify and react in a timely manner to emerging trends and appropriately provide attractive high-quality products that maintain or enhance the appeal of our brand through our websites, catalogs and Company Operated stores could have an adverse effect on our sales, operating margins and results of operations.

The apparel industry is highly competitive. We compete with a diverse group of direct-to-consumer companies and retailers, including national department store chains, women's and men's specialty apparel chains, apparel catalog businesses, sportswear marketers and online apparel businesses that sell similar lines of merchandise. Brand image, marketing, design, price, service, quality, image presentation and fulfillment are all competitive factors. Our competitors may be able to adopt more aggressive pricing policies, adapt to changes in customer preferences or requirements more quickly, devote greater resources to the design, sourcing, distribution, marketing and sale of their products, or generate greater national brand recognition than we can. An inability to overcome these potential competitive disadvantages or effectively market our products relative to our competitors could have an adverse effect on our business and results of operations. Similarly, our inability to market and sell our products in foreign jurisdictions could have an adverse effect on our business and results of operations.

The success of our business depends on our overall marketing strategies for digital marketing and direct mail catalogs and customers' use of our digital platform, including our eCommerce websites.

The success of our business depends on customers' use of our eCommerce websites and their response to our digital marketing and direct mail catalogs. The level of customer traffic and volume of customer purchases on our eCommerce websites is substantially dependent on our ability to provide attractive and accessible websites, maintain a robust customer list, provide a high-quality customer experience and reliable delivery of our merchandise. If we are unable to maintain and increase customer traffic to our eCommerce websites and the volume of goods they purchase, including, as a result of changes to the level and types of marketing or amount of spend allocated to each type of marketing, or through our failure to otherwise successfully promote and maintain our eCommerce websites and their associated services, our revenue and results of operations could be adversely affected.

The Company has been increasing its investment in digital marketing and optimizing its catalog productivity. Digital marketing costs now exceed direct mail catalog costs and this shift in marketing strategy could have a negative impact if customers that previously relied on the direct mail catalog do not respond as favorably through the digital marketing channel.

Any future privacy rules or other regulations could adversely impact our business to the extent we need to limit or change our digital marketing efforts.

If we are unable to protect or preserve the image of our brands, our reputation and our intellectual property rights, our business may be adversely affected.

We regard our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success. As such, we rely on trademark and copyright law, trade secret protection and confidentiality agreements with our associates, consultants, vendors and others to protect our proprietary rights. Nevertheless, the steps we take to protect our proprietary rights may be inadequate and we may have trouble in effectively limiting unauthorized use of our trademarks and other intellectual property worldwide. Unauthorized use of our trademarks, copyrights, trade secrets or other proprietary rights may cause significant damage to our brands and our ability to effectively represent ourselves to agents, suppliers, vendors, licensees and/or customers.

Additionally, our efforts to pursue licensing and wholesaling activities with third parties increases risk of brand damage.  If third parties do not adhere to our standards or if we fail to maintain the image of our brands due to merchandise and service quality issues, adverse publicity, governmental investigations or litigation, or other reasons, our brands and reputation could be damaged, and our business may be adversely affected.

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

We have entered into agreements with third parties for logistics services, information technology systems (including website hosting), credit card processing, onshore and offshore software development and support, catalog production, distribution and packaging and employee benefits. Services provided by any of our third-party suppliers could be interrupted as a result of many factors, such as acts of nature or contract disputes. Any failure by a third party to provide us with contracted-for services on a timely basis or within service level expectations and performance standards could result in a disruption of our business and have an adverse effect on our business and results of operations.

Our Company Operated stores may not be successful and as a result our business and results of operations could be adversely affected.

Our Company Operated stores are dependent on our ability to operate all locations effectively and attract customers with a compelling assortment. Our Company Operated store operations include managing the store and recruiting and hiring store management and associates. In addition, we are required to implement retail-specific marketing plans, and enhance inventory management skills specific to retail, such as those related to allocation and replenishment of product. If customers are not receptive of our store locations and concept, customer traffic, projected store sales and profitability may suffer.

RISKS RELATED TO SUPPLY CHAIN AND GLOBAL OPERATIONS

If we fail to timely and effectively obtain shipments of products from our vendors and deliver merchandise to our customers our business and operating results could be adversely affected.

We do not own or operate any manufacturing facilities and therefore depend upon independent third-party vendors for the manufacture of our merchandise. We cannot control all of the various factors that might affect timely and effective procurement of supplies of product from our vendors. The products that we purchase must be shipped to our distribution centers in Wisconsin, the United Kingdom and Japan. While our reliance on a limited number of distribution centers provides certain efficiencies, it also makes us more vulnerable to unforeseen causes that could delay or impair our ability to fulfill customer orders and/or ship merchandise to our Company Operated stores. Our ability to mitigate the adverse impacts of these events depends in part upon the effectiveness of our disaster preparedness and response planning, as well as business continuity planning. Our utilization of imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to a distribution center, organized labor strikes and work stoppages, transportation and other delays in shipments, heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States, the United Kingdom (including as a result of Brexit), the Netherlands and Japan, unexpected or significant port congestion, lack of freight availability and freight cost increases.

We rely upon third-party land-based and air freight carriers for merchandise shipments from our distribution centers to customers. Accordingly, we are subject to the risks, including labor disputes, union organizing activity, inclement weather and increased transportation costs, associated with such carriers' ability to provide delivery services to meet outbound shipping needs. As a result of shifting consumer behavior due to the COVID-19 pandemic, certain freight carriers are deemphasizing historical, large commercial customers in favor of higher margin individual customers. The changing mix of our outbound freight carriers may result in higher costs and customer delays. In addition, if the cost of fuel rises or surcharges increase, the cost to deliver merchandise from distribution centers to customers may rise, and, although some of these costs are paid by our customers, such costs could have an adverse impact on our profitability.  Any increase in shipping costs and surcharges may have an adverse effect on our profitability and future financial performance.

Fluctuations and increases in the cost, availability, and quality of raw materials as well as fluctuations in other production and distribution related costs could adversely affect our business and results of operations.

Our products are manufactured using several key raw materials, including wool, cotton and down, which are subject to fluctuations in price and availability and many of which are produced in emerging markets in Asia and Central America. The prices of these raw materials can be volatile due to the demand for fabrics, weather conditions, supply conditions, government regulations, general economic conditions, crop yields and other unpredictable factors. Such factors may be exacerbated by legislation and regulations associated with global climate change. The prices of these raw materials may also fluctuate based on a number of other factors beyond our control, including commodity prices such as prices for oil, changes in supply and demand, labor costs, competition, import duties, tariffs, anti-dumping duties, currency exchange rates and government regulation. These fluctuations in cost, availability and quality of raw materials used to manufacture our merchandise may result in an increase in our costs to purchase products from our vendors and could have an adverse effect on our cost of goods.

If we do not accurately forecast our inventory needs, efficiently manage inventory levels and have proper controls to protect our inventory, our results of operations could be adversely affected.

We must maintain sufficient inventory levels to operate our business successfully, but we must also avoid accumulating excess inventory, which increases working capital needs and could lower gross margins. Sufficient inventory levels are maintained by our ability to accurately forecast the product needs for each channel, our ability to accurately report our inventory levels and our ability to protect those assets.

If we do not accurately anticipate the future customer demand for a particular product, be able to report the current inventory level for a particular product, protect the physical inventory or project the time it will take to obtain new inventory, inventory levels will not be appropriate, and our results of operations could be adversely affected.

We obtain substantially all our inventory from vendors located outside the United States. Some of these vendors require lengthy advance notice of order requirements in order to be able to supply products in the quantities requested. This usually requires us to order merchandise and enter into commitments for the purchase of such merchandise well in advance of the time these products will be offered for sale, which makes responding to changing markets challenging.

Our own websites, third party suppliers and third-party marketplaces rely on our ability to report accurate inventories by style, color and size to support customer orders. This includes the ability to exchange accurate inventory information with third parties, whether that represents our inventory on their website or represents their inventory on our website.

We store high volumes of inventory and are subject to the attendant risks of inventory loss, spoilage, shrink, scrap and theft (which we collectively refer to as "shrinkage"). Although some level of inventory shrinkage is an unavoidable cost of doing business, if we were to experience higher rates of inventory shrinkage, be unable to accurately record inventory transactions or incur increased security costs to combat inventory theft, it could have a material adverse effect on our business.

Deterioration of relationships with our vendors and/or the failure of our new merchandise sourcing initiatives could have an adverse effect on our competitive position and operational results.

We have long standing relationships with the vendors that supply a significant portion of our merchandise, but do not operate under long-term agreements. Therefore, our success relies on maintaining good relations with these vendors. Our growth strategy depends to a significant extent on the willingness and ability of our vendors to efficiently supply merchandise that is consistent with our standards for quality and value. In the event we engage new vendors, it may cause us to encounter delays in production and added costs as a result of the time it takes to guide and educate our vendors in producing our products and adhering to our standards. If we cannot obtain a sufficient amount and variety of quality product at acceptable prices it could have a negative impact on our competitive position. This could result in lower revenues and decreased customer interest in our product offerings, which, in turn, could adversely affect our business and results of operations.

Our arrangements with our vendors are generally not exclusive. As a result, our vendors might be able to sell similar or identical products to our competitors, some of which purchase products in significantly greater volume. Our competitors may enter into arrangements with suppliers that could impair our ability to sell those suppliers' products, including by requiring suppliers to enter into exclusive arrangements, which could limit our access to such arrangements or products.

Our merchandising sourcing strategies increase the efficiency and responsiveness of our supply chain and include both vendor rationalization and vendor productivity. In the event these strategies are unsuccessful our business could be adversely affected.

Our reputation and customers' willingness to purchase our products depend in part on our vendors' compliance with ethical employment practices, such as with respect to child labor, wages and benefits, forced labor, discrimination, freedom of association, unlawful inducements, safe and healthy working conditions, and with all legal and regulatory requirements relating to the conduct of their business and safety standards of materials. While we operate compliance and monitoring programs to promote ethical and lawful business practices and verify compliance with safety standards, we do not exercise ultimate control over our independent vendors or their business practices and cannot guarantee their compliance with ethical and lawful business practices and safety standards. Violation of ethical, labor, safety, or other standards by vendors, or the divergence of a vendor's labor practices from those generally accepted as ethical in the United States could hurt our reputation or materially impact our ability to import products manufactured by these vendors or from the regions in which they operate, which could have an adverse effect on our business and results of operations.

We conduct business in and rely on sources for merchandise located in foreign markets and our business may therefore be adversely affected by legal, regulatory, economic and political risks associated with international trade in those markets.

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

We also sell our products globally. Our reliance on vendors in foreign markets and the marketing of products to customers in foreign markets creates risks inherent in doing business in foreign jurisdictions, including:

•	the burdens of complying with a variety of foreign laws and regulations, including trade and labor restrictions;
•	economic and political instability in the countries and regions where our customers or vendors are located;
•	adverse fluctuations in currency exchange rates;
•	compliance with United States and other country laws relating to foreign operations, including the Foreign Corrupt Practices Act, and the U.K. Bribery Act;
•

changes in United States and non-United States laws affecting the importation and taxation of goods, including duties, tariffs and quotas, enhanced security measures at United States ports, or imposition of new legislation relating to import quotas;

•	increases in shipping, labor, fuel, travel and other transportation costs;
•	the imposition of anti-dumping or countervailing duty proceedings resulting in the potential assessment of special anti-dumping or countervailing duties;
•	transportation delays and interruptions, including those due to the failure of vendors or distributors to comply with import regulations;
•	political instability and acts of terrorism; and
•	changes in tariffs in the United States that may have an impact on the trading status of certain countries and may include retaliatory duties or other trade sanctions.

Any inability on our part to rely on our foreign sources of production due to any of the factors listed above could have an adverse effect on our business, results of operations and financial condition.

The United Kingdom’s exit from the European Union will continue to have uncertain effects and could adversely impact our business, results of operations and financial condition.

The United Kingdom withdrew from the European Union effective January 31, 2020 and concluded a trade agreement with the European Union days before the December 31, 2020 end of the transition period. Given the shortness of time, there remains considerable uncertainty around the impact of new, post-Brexit regulations, volatility in the securities markets and in currency exchange rates. As new regulations are developed and the implementation of such matures, we could incur additional costs and customs duties fulfilling orders in Europe which could adversely affect our business.

Our efforts to expand our channels and geographic reach may not be successful.

Our strategy includes initiatives to further our reach in the United States and in several countries throughout the world, through various channels and brands, including through relationships with third party eCommerce marketplaces. We have limited experience operating in many of these locations and with third parties and face major, established competitors. We may also experience barriers to entry. We may seek additional business partners or licensees to assist us in these efforts, however we may not be successful in establishing such relationships. Moreover, consumer tastes and trends may differ in many of these locations from those in our existing locations, and as a result, the sales of our products may not be successful or profitable. If our expansion efforts are not successful or do not deliver an appropriate return on our investments, our business could be adversely affected.

RISKS RELATED TO INFORMATION TECHNOLOGY, CYBERSECURITY AND DATA PRIVACY

If we do not maintain our current information technology systems or fail to effectively implement new information technology systems, it could result in significant disruptions to our operations.

We rely upon sophisticated systems to operate our business including web sites, point of sale, telecommunications, email, inventory management, warehouse management, and financial and human resources. Some of these systems are based on end-of-life or legacy technology, operate with minimal or no vendor support and are otherwise difficult to maintain. Our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events such as fires, tornadoes and hurricanes, and usage errors by our employees or vendors. Operating legacy systems subjects us to inherent costs and risks associated with maintaining, upgrading and replacing these systems. We must recruit and retain sufficiently skilled personnel to maintain and operate the systems and demands on management time along with other risks and costs. Our eCommerce websites are subject to numerous risks associated with selling merchandise, including unanticipated operating problems, reliance on third-party computer hardware and software providers and system failures.

Our strategic initiatives include implementing new information technology systems, support, and infrastructure enhancements to provide improved capabilities to better serve our customers and accommodate future growth. Implementation of these systems is highly dependent on coordination of numerous software, hardware and cloud-based system providers and internal business teams. Additionally, the deployment of new technology systems, may require substantial investments in our infrastructure and network. As we deploy, update and make enhancements, we must, among other things, continue to update internal controls and operational processes as implementation progresses, recruit and train qualified personnel to assist with change management, and conduct, manage and control routine business functions.

We plan to start the planning and implementation of a multi-year project for a new warehouse management system in Fiscal 2021. Implementation of a warehouse management system is highly dependent on coordination of numerous software and system providers and internal business teams. The interdependence of these systems is a significant risk to the successful completion and the failure could have a material adverse effect on our overall information technology infrastructure.  The first phase of this project will be focused on labor savings and package consolidation while optimizing our third party carrier rates. We expect this implementation to drive operational efficiencies and working capital improvements. We may experience difficulties as we transition to the new warehouse management system, including inability to receive product from vendors, inability to ship or delayed shipments to customers, decreases in productivity as our personnel and third-party providers implement and become familiar with the new warehouse management system, loss or corruption of data and increased costs and lost revenues.

Any difficulties encountered in completing these activities, as well as problems in technical resources, system performance or system adequacy, including loss or corruption of data, could delay implementation and deployment of new technologies, delayed shipments, decreases in productivity. Failure to successfully deploy new technologies, enhancements of the infrastructure in a cost-effective manner, and in a manner that satisfies consumers' expectations, could have an adverse impact on our capital resources, financial condition, results of operations or cash flows.

If we do not adequately protect against cyber security threats or maintain the security of customer, employee or company information, we could experience significant business interruption, damage to our reputation, incur substantial additional costs, and become subject to litigation.

Our information technology systems are potentially vulnerable to malicious intrusion and targeted or random cyber-attacks. Although we have invested in the protection and monitoring of our information technology network, proprietary and customer data and systems, there can be no assurance that these efforts will prevent breaches in our information technology systems that could adversely affect our business.

The regulatory environment related to information security and privacy is increasingly rigorous, with new and rapidly changing requirements applicable to our business. We could be held liable to our customers or other parties or be subject to regulatory or other actions for breaching privacy and information security laws and regulations, and our business and reputation could be adversely affected by any resulting loss of customer confidence, litigation, civil or criminal penalties or adverse publicity.

Any significant compromise or breach of customer, employee or company data security, could significantly damage our reputation and result in additional costs, lost sales, fines and lawsuits. There is no guarantee that the procedures that the Company or our third-party providers have implemented to protect against unauthorized access to secured data are adequate to safeguard against all data security breaches.

RISKS RELATED TO MAJORITY OWNERSHIP

ESL, whose interests may be different from the interests of other stockholders, may be able to exert substantial influence over our company.

According to an amendment to Schedule 13D filed with the SEC on March 3, 2021, ESL beneficially owned 55.0% of our outstanding shares of common stock as of March 1, 2021. Accordingly, ESL could have substantial influence over many, if not all, actions to be taken or approved by our stockholders, including in the election of directors and any transactions involving a change of control. The interests of ESL, which has investments in other companies (including Sears Holdings and Transform Holdco), may from time to time diverge from the interests of our other stockholders.

Our common stock price may decline if ESL decides to sell a portion of its holdings of our common stock.

ESL is not subject to any contractual obligation to maintain its ownership position in us. Consequently, we cannot assure you that ESL will maintain its ownership interest in us. Any sale by ESL of our common stock, or any announcement by ESL that it has decided to sell shares of our common stock, could have an adverse impact on the price of our common stock.

Potential liabilities may arise related to the Separation, which could have an adverse effect on our financial condition and our results of operations.

The Official Committee of Unsecured Creditors of Sears Holdings Corporation has filed a lawsuit against ESL, former Sears directors and others alleging that several transactions, including the Separation, can be avoided as fraudulent transfers, and attacking the Separation and the decision to undertake the Separation on other similar theories of liability. If a court were to determine that the Separation was voidable, in whole or in part, then subject to various defenses, the court might require ESL or other recipients of value received in connection with the Separation (potentially including our stockholders as recipients of shares of our common stock in connection with the Separation), to return some or all of the property received, or enter judgment against the recipient in the amount of the some or all of the value received. If any of the agreements we entered into with Sears as part of the Separation (or payments we received thereunder) are challenged and avoided, subject to various defenses, the court might require us to return some or all of the property received, or enter judgment against us in the amount of some or all of the value received, under or in connection with those agreements.

GENERAL RISKS

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

Many other factors may affect our profitability and financial condition, including:

•

changes in laws and regulations and changes in their interpretation or application, including changes in accounting standards, taxation rates and requirements, product marketing application standards and environmental laws;

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
•

changes in business, economic and political conditions, including war, political instability, terrorist attacks, the threat of future terrorist activity and related military action; natural disasters; the cost and availability of insurance due to any of the foregoing events; labor disputes, strikes, slow-downs or other forms of labor or union activity; and pressure from third-party interest groups; and

•

the Company is self-insured for employee medical claims and workers’ compensation claims.  If there were negative claim experiences and higher than normal large claims this could have a significant effect on the Company’s profitability.

Our share price may be volatile.

The market price of our common stock may fluctuate significantly due to several factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our operating results;
•	changes in earnings estimated by securities analysts or our ability to meet those estimates;
•	the operating and stock price performance of comparable companies;
•	changes to the regulatory and legal environment under which we operate; and
•	domestic and worldwide economic conditions.

Further, when the market price of a company's common stock drops significantly, stockholders often initiate securities class action lawsuits against the company. A lawsuit against the Company could cause us to incur substantial costs and could divert the time and attention of our senior management and other resources.

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

Potential assessments for additional state taxes, which could adversely affect our business.

In accordance with current law, we pay, collect and/or remit taxes for Federal, State and local and foreign jurisdictions where we are required by law. While we believe that we have appropriately remitted all taxes based on our interpretation of applicable law, tax laws are complex, and their application differs by taxing jurisdiction.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Facilities and Store Locations

We own or lease domestic and international properties used as offices, customer sales/service centers, distribution centers and Company Operated stores. We believe that our existing facilities are well maintained and are sufficient to meet our current needs. We review all leases set to expire in the short term to determine the appropriate action to take with respect to them, including moving or closing Company Operated stores or entering into new leases.

Domestic Headquarters, Customer Service and Distribution Properties

The headquarters for our business is located on an approximately 200 acre campus in Dodgeville, Wisconsin. The Dodgeville campus includes approximately 1.7 million square feet of building space between multiple different buildings that are all owned by the Company. The primary functions of these buildings are customer sales/service, distribution center and corporate headquarters. We also own customer sales/service and distribution centers in Reedsburg and Stevens Point, Wisconsin.

International Offices, Customer Service and Distribution Properties

We own a distribution center and customer sales/service center in Oakham, United Kingdom that supports our northern European business. We lease two buildings in Mettlach, Germany for customer sales/service center supporting our central European business. We lease office space in Shin Yokohama, Japan for a customer sales/service center as well as general administrative offices and a distribution center in Fujieda, Japan. We also lease office space for an international sourcing office in Kwun Tong, Hong Kong.

Lands' End Retail Properties

As of January 29, 2021, our U.S. retail footprint consists of 31 Company Operated stores. The U.S. Company Operated stores average approximately 7,300 square feet. Additionally, we have one smaller school uniform showroom that is used for fittings.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Lands' End's common stock is traded on the NASDAQ Stock Market under the ticker symbol LE. There were 6,916 stockholders of record as of March 23, 2021.

Stock Performance Graph

The following graph compares the cumulative total return to stockholders on Lands' End common stock from January 29, 2016 through January 29, 2021, with the return on the NASDAQ Composite Index and the NASDAQ Retail Smart Index (NQSSRE) for the same period.

On September 18, 2020 the NASDAQ Global Retail Index was terminated.  The cumulative total shareholder return as of September 18, 2020 (the last day information was made available by NASDAQ Global Retail Index) was $191.  In accordance with SEC rules, the most recent available information for the NASDAQ Global Retail Index is presented below, in addition to the NASDAQ Retail Smart Index which we have selected to replace the NASDAQ Global Retail Index for our Stock Performance Graph.

The graph assumes an initial investment of $100 on January 29, 2016 in each of our common stock, the NASDAQ Composite Index and the NASDAQ Retail Smart Index.

	1/29/2016	1/27/2017	2/2/2018	2/1/2019	1/31/2020	9/18/2020	1/29/2021
Lands' End, Inc.	$100	$70	$77	$82	$53	$71	$127
NASDAQ Composite Index	$100	$122	$161	$158	$198	$234	$283
NASDAQ Retail Smart Index	$100	$90	$107	$102	$112	$123	$140
NASDAQ Global Retail Index	$100	$107	$140	$139	$158	$191

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

Not applicable.

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

This section discusses our results of operations for the year ended January 29, 2021 as compared to the year ended January 31, 2020. For a discussion and analysis of the year ended January 31, 2020 compared to February 1, 2019, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2020, filed with the SEC on March 23, 2020.

As used in this Annual Report on Form 10-K, references to the "Company", "Lands' End", "we", "us", "our" and similar terms refer to Lands' End, Inc. and its subsidiaries. Our fiscal year ends on the Friday preceding the Saturday closest to January 31.

Executive Overview

Description of the Company

Lands' End, Inc. is a leading uni-channel retailer of casual clothing, accessories, footwear and home products. Operating out of America’s heartland, we believe our vision and values make a strong connection with our core customers. We offer products online at www.landsend.com, on third-party online marketplaces and through our own Company Operated store locations and third-party retail stores. We are a classic American lifestyle brand with a passion for quality, legendary service and real value.  We seek to deliver timeless style for women, men, kids and the home.

Lands’ End was founded in 1963 by Gary Comer and his partners to sell sailboat hardware and equipment by catalog. While our product focus has shifted significantly over the years, we have continued to adhere to our founder’s motto as one of our guiding principles: "Take care of the customer, take care of the employee and the rest will take care of itself."

Lands’ End seeks to provide a common customer experience regardless of whether our customers are interacting with us on our company websites, third-party marketplaces, at Company Operated stores or other points of distribution.

We have one external reportable segment and identify our operating segments according to how our business activities are managed and evaluated. Our operating segments consist of: U.S. eCommerce, Outfitters, Europe eCommerce, Japan eCommerce, Third Party, and Retail. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore, the results of our operating segments are aggregated into one external reportable segment.

Product Channels

Lands’ End identifies five separate distribution channels for revenue reporting purposes:

U.S. eCommerce offers products through the Company's eCommerce website utilizing digital marketing and direct mail catalogs.

International offers products primarily to consumers located in Europe and Japan through eCommerce international websites, and third-party affiliates.

Outfitters sells products to end consumers, located primarily in the U.S., through negotiated arrangements to make specific styles or customized products available to employees and members of client organizations, as well as through the Company's eCommerce websites.

Third Party sells the same products as U.S. eCommerce but to domestic wholesale customers or direct to consumers through third-party marketplaces and websites.

Retail sells products and services through Company Operated stores.

Impact of the COVID-19 Pandemic

A novel strain of coronavirus (“COVID-19”) surfaced in late 2019 and in March 2020, the World Health Organization declared COVID-19 a pandemic.

Health and Safety of Employees and Consumers

From the beginning of the COVID-19 pandemic, the Company’s priority has been the safety of employees and customers. On March 16, 2020, the Company temporarily closed its 26 U.S. Company Operated stores. These Company Operated stores reopened during Second Quarter 2020. Additionally, the Company opened four new Company Operated stores in Second Quarter 2020 and one new Company Operated store in Third Quarter 2020.  These new Company Operated stores were already planned and construction underway prior to the start of the COVID-19 pandemic. In response to the COVID-19 pandemic, the Company has implemented extra precautions in its Company Operated stores, offices and distribution centers. These precautions were developed in line with guidance from global, federal and state health authorities, including work from home policies, social distancing, thermal scanning and partitions in all facilities.

Customer Demand

The eCommerce channel experienced a decline in customer demand in First Quarter 2020, which rebounded in Second Quarter 2020 and continued to be strong the remainder of the year. Consequently, Fiscal 2020 eCommerce revenue increased compared to prior year. Fiscal 2020 revenue in the Outfitters and Retail channels was lower than in Fiscal 2019 due to the reduction in customer demand caused by the COVID-19 pandemic. Retail revenue also declined due to lengthy store closures. The ultimate timing and impact of customer demand levels will depend on the duration and scope of the COVID-19 pandemic, overall economic conditions and consumer preferences.

Supply Chain

The Company has not experienced significant supply chain disruptions related to the COVID-19 pandemic.  The Company continues to place a priority on business continuity and contingency planning. The Company may experience disruptions in the supply chain as the COVID-19 pandemic continues, though the Company cannot reasonably estimate the potential impact or timing of those events, and the Company may not be able to mitigate such impact.

Expense Reduction

Beginning in First Quarter 2020, the Company took the following actions to reduce overall expenses as a response to decreased customer demand due to the COVID-19 pandemic:

•

Temporarily reduced base salaries, including a reduction of 50% in the base salary of its Chief Executive Officer, 20% reductions in the base salaries of the Company’s other senior management members and scaled salary reductions throughout the Company. All salaries were reinstated during Third Quarter 2020.

•

Furloughed approximately 70% of corporate employees from March 28, 2020 to April 13, 2020.  As work demand increased, the remaining workforce returned to work on an as needed basis with all furloughs ending by mid-Second Quarter 2020. When the Company Operated stores temporarily closed nearly 100% of Company Operated store employees were furloughed until reopening.

•	Fiscal 2020 merit increases were eliminated.
•	The Board of Directors compensation was temporarily reduced. This compensation was reinstated in Third Quarter 2020.
•	The Company's 401(k) matching contribution was suspended from April 16, 2020 until January 30, 2021.
•	Other discretionary operating expenses were significantly reduced.

In response to the COVID-19 pandemic, the Company’s planned capital expenditures for Fiscal 2020 were significantly reduced.

Goodwill and Indefinite-Lived Intangible Asset

The Company considered the COVID-19 pandemic to be a triggering event in First Quarter 2020 for its Outfitters and Japan eCommerce reporting units and therefore completed an interim test for impairment of goodwill for these reporting units as of May 1, 2020. This testing resulted in no impairment of the Company’s Outfitters reporting unit and full impairment of the $3.3 million of goodwill allocated to the Company’s Japan eCommerce reporting unit recorded in the First Quarter 2020. There were no triggering events or impairment charges for any reporting unit in the remainder of Fiscal 2020.

Corporate Restructuring

The Company reduced approximately 10% of corporate positions during the Second Quarter 2020.  The Company incurred total severance costs of approximately $2.9 million related to the reduction of corporate positions which was recorded in Other operating expense (income), net in the Consolidated Statements of Operations. As of January 29, 2021, approximately $0.2 million of the severance costs had yet to be paid.  In Fiscal 2019, the Company closed five school uniform showrooms.

Basis of Presentation

The Consolidated Financial Statements have been prepared in accordance with GAAP and include the accounts of Lands' End, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.

Related party

Following the Separation, we began operating as a separate, publicly traded company, independent from Sears Holdings. At the time of the Separation, ESL beneficially owned significant portions of both the Company's and Sears Holdings' outstanding shares of common stock and therefore, Sears Holdings, the Company's former parent company, was considered a related party both prior to and after the Separation. On February 11, 2019, Transform Holdco acquired from Sears Holdings substantially all of the go-forward retail footprint and other assets and component businesses of Sears Holdings as a going concern. We believe that ESL holds a significant portion of the membership interests of Transform Holdco and therefore consider that entity to be a related party as well.

Seasonality

We experience seasonal fluctuations in our net revenue and operating results and historically have realized a significant portion of our net revenue and earnings for the year during our fourth fiscal quarter. We generated 37.7% and 37.9% of our net revenue in the fourth fiscal quarter of Fiscal 2020 and Fiscal 2019 respectively. Thus, lower than expected fourth quarter net revenue could have an adverse impact on our annual operating results.

Working capital requirements typically increase during the second and third quarters of the fiscal year as inventory builds to support peak shipping/selling periods and typically decrease during the fourth quarter of the fiscal year as inventory is shipped/sold. Cash provided by operating activities is typically higher in the fourth quarter of the fiscal year due to reduced working capital requirements during that period.

Results of Operations

Fiscal Year. Our fiscal year end is on the Friday preceding the Saturday closest to January 31 each year. The fiscal periods in this report are presented as follows, unless the context otherwise requires:

Fiscal Year	Ended	Weeks
2020	January 29, 2021	52
2019	January 31, 2020	52

The following tables sets forth, for the periods indicated, selected income statement data:

	Fiscal 2020		Fiscal 2019
(in thousands)	$’s	% of Net Revenue	$’s	% of Net Revenue
Net revenue	$1,427,448	100.0%	$1,450,201	100.0%
Cost of sales (excluding depreciation and amortization)	821,595	57.6%	828,309	57.1%
Gross profit	605,853	42.4%	621,892	42.9%
Selling and administrative	518,897	36.4%	543,962	37.5%
Depreciation and amortization	37,343	2.6%	31,136	2.1%
Other operating expense, net	8,471	0.6%	1,357	0.1%
Operating income	41,142	2.9%	45,437	3.1%
Interest expense	27,754	1.9%	25,987	1.8%
Other expense (income), net	796	0.1%	(1,912)	(0.1)%
Income before income taxes	12,592	0.9%	21,362	1.5%
Income tax expense	1,756	0.1%	2,072	0.1%
Net income	$10,836	0.8%	$19,290	1.3%

Depreciation and amortization are not included in our cost of sales because we are a reseller of inventory and do not believe that including depreciation and amortization is meaningful. As a result, gross profit may not be comparable to other entities that include depreciation and amortization related to the sale of their product in their gross profit measure.

Net Income and Adjusted EBITDA

We recorded Net income of $10.8 million and $19.3 million for Fiscal 2020 and Fiscal 2019, respectively. In addition to our Net income determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted EBITDA measurement. Adjusted EBITDA is computed as Net income appearing on the Consolidated Statements of Operations net of Income tax expense, Interest expense, Depreciation and amortization and certain significant items set forth below. We use Adjusted EBITDA to evaluate the operating performance of our business for comparable periods and as the basis for an executive compensation metric. The methods we use to calculate our non-GAAP financial measures may differ significantly from methods other companies use to compute similar measures. As a result, any non-GAAP financial measures presented herein may not be comparable to similar measures provided by other companies. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.

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
▪	Corporate restructuring – Severance costs associated with the reduction in corporate positions in Fiscal 2020 and closure of five school uniform showrooms in Fiscal 2019.
▪	Goodwill and long-lived asset impairment – charges associated with the non-cash write-down of goodwill and certain long-lived assets in Fiscal 2020 and Fiscal 2019.
▪

Gain or loss on disposal of property and equipment - management considers the gains or losses on asset valuation to result from investing decisions rather than ongoing operations in Fiscal 2020 and Fiscal 2019.

	Fiscal 2020		Fiscal 2019
(in thousands)	$’s	% of Net Revenue	$’s	% of Net Revenue
Net income	$10,836	0.8%	$19,290	1.3%
Income tax expense	1,756	0.1%	2,072	0.1%
Other expense (income), net	796	0.1%	(1,912)	(0.1)%
Interest expense	27,754	1.9%	25,987	1.8%
Operating income	41,142	2.9%	45,437	3.1%
Depreciation and amortization	37,343	2.6%	31,136	2.1%
Other operating expense	383	0.0%	—	—%
Corporate restructuring	2,941	0.2%	258	0.0%
Goodwill and long-lived asset impairment	3,844	0.3%	1,365	0.1%
Loss (gain) on disposal of property and equipment	1,303	0.1%	(266)	(0.0)%
Adjusted EBITDA	$86,956	6.1%	$77,930	5.4%

Discussion and Analysis

Fiscal 2020 Compared to Fiscal 2019

Net revenue

Total Net revenue for Fiscal 2020 was $1.43 billion, a decrease of $22.8 million or 1.6% from Fiscal 2019. U.S. eCommerce and International saw increased demand as customers reacted positively to the continued enhancements in our seasonal product assortments and digital capabilities, along with an increase in Third Party revenues with the launch of our product with Kohl’s. However, this was more than offset by the decrease across our entire Outfitters and Retail channels due to decreased customer demand related to the COVID-19 pandemic.

Net revenue is presented by product channel in the following table:

(in thousands)	Fiscal 2020	% of Revenue	Fiscal 2019	% of Revenue
U.S. eCommerce	$961,911	67.4%	$910,088	62.8%
International	222,878	15.6%	181,087	12.5%
Outfitters	174,260	12.2%	285,807	19.7%
Third Party	39,945	2.8%	13,654	0.9%
Retail	28,454	2.0%	59,565	4.1%
Total Net revenue	$1,427,448		$1,450,201

U.S. eCommerce Net revenue was $961.9 million in Fiscal 2020, an increase of $51.8 million or 5.7% from $910.1 million during the same period of the prior year. The increase in U.S. eCommerce was largely attributable to an increase in online shopping as customers reacted positively to the continued enhancements in our seasonal product assortments and digital capabilities, which drove a year over year increase in our new customers acquired and overall customer file.

International Net revenue was $222.9 million in Fiscal 2020, an increase of $41.8 million or 23.1% from $181.1 million during the same period of the prior year. The increase in International was largely attributable to an increase in online shopping as customers reacted positively to the U.S. eCommerce digital capabilities leveraged globally and the continued enhancements in our seasonal product assortments, which drove a year over year increase in new customers acquired and overall customer file.

Outfitters Net revenue was $174.3 million in Fiscal 2020, a decrease of 39.0% from $285.8 million during the same period of the prior year. Excluding the approximately $36 million net impact from the American Airlines launch, net revenue would have decreased 30.7%. The remaining decrease in Outfitters was largely attributable to the impact of the COVID-19 pandemic due to the decrease in travel that impacted the national account clients, as over 50% of these sales are to travel-related companies. Additionally, reduced customer demand from our small and medium sized businesses and temporary closures of schools impacted the Outfitters product channel.

Net revenue in Third Party was $39.9 million in Fiscal 2020, an increase of $26.3 million or 192.6% from $13.7 million during the same period of the prior year. The increase was primarily attributed to the launch of Lands’ End product on Kohls.com and at 150 Kohl’s retail locations. Due to the early success with Kohl’s, the Company plans to expand to 300 Kohl’s retail locations by the end of Fiscal 2021.

Net revenue in Retail was $28.5 million in Fiscal 2020, a decrease of $31.1 million or 52.2% from $59.6 million during the same period of the prior year. Approximately $21.3 million of the decrease was attributed to the closure of all Lands’ End Shops at Sears in Fiscal 2019 and the remaining attributable to the temporary closures of our retail stores and lower traffic since reopening due to the COVID-19 pandemic. On January 29, 2021 there were 31 U.S. Company Operated stores compared to 25 U.S. Company Operated stores on January 31, 2020.

Gross Profit

In Fiscal 2020, total gross profit decreased 2.6% to $605.9 million compared with $621.9 million for Fiscal 2019. Gross margin decreased 50 basis points to 42.4% of total Net revenue in Fiscal 2020 from 42.9% of total Net revenue in Fiscal 2019 due to increased shipping costs and surcharges partially offset by improved promotional strategies and continued use of analytics.

Selling and Administrative Expenses

Selling and administrative expenses were $518.9 million, or 36.4% of total Net revenue in Fiscal 2020 compared with $544.0 million, or 37.5% of total Net revenue in Fiscal 2019. The approximately 110 basis points decrease was primarily due to strong controls to manage non-essential operating expenses and structural costs in response to the initial uncertainty surrounding the COVID-19 pandemic partially offset by increases in digital marketing.

Depreciation and Amortization

Depreciation and amortization were $37.3 million in Fiscal 2020, an increase of $6.2 million or 19.9%, compared with $31.1 million in Fiscal 2019. The increase in depreciation and amortization was primarily attributable to the depreciation associated with our Enterprise Order Management system implementation, continued investment in our digital infrastructure and an increased number of Company Operated stores.

Other Operating Expense, Net

Other operating expense, net was $8.5 million in Fiscal 2020 compared to $1.4 million in Fiscal 2019. The increase of $7.1 million was primarily related to the $3.3 million impairment charge of goodwill allocated to the

Company’s Japan eCommerce reporting unit and $2.9 million of severance costs paid as part of the restructuring of corporate positions.

Operating Income

Operating income was $41.1 million in Fiscal 2020, compared with $45.4 million in Fiscal 2019. The decrease of $4.3 million was primarily due to the reduction in gross profit, increased depreciation and certain other operating expenses, partially offset by reductions in overall selling and administrative expenses.

Interest Expense

Interest expense was $27.8 million in Fiscal 2020, compared with $26.0 million in Fiscal 2019. The increase of $1.8 million in interest expense was driven by higher interest rates associated with the Current Term Loan Facility.

Other Expense (Income)

Other expense was $0.8 million in Fiscal 2020 compared to Other income of $1.9 million in Fiscal 2019. The increase in Other expense was attributed to less interest income and the final payment to an affiliate of Transform Holdco associated with the transitioning of a sourcing office.

Income Tax Expense

Income tax expense of $1.8 million was recorded for Fiscal 2020 which resulted in an effective tax rate of 13.9%. This compared to income tax expense of $2.1 million in Fiscal 2019 which resulted in an effective tax rate of 9.7%. The Fiscal 2020 tax rate reflected a $3.1 million benefit as a result of the CARES Act. The Fiscal 2019 tax rate reflected a $3.4 million benefit related to the Company’s election to treat certain foreign entities as a U.S. Branch.

Net Income

As a result of the above factors, Net Income was $10.8 million, or $0.33 per diluted share in Fiscal 2020 compared to $19.3 million, or $0.60 per diluted share in Fiscal 2019.

Adjusted EBITDA

As a result of the above factors, Adjusted EBITDA increased 11.6% to $87.0 million in Fiscal 2020, compared to Adjusted EBITDA of $77.9 million in Fiscal 2019.

Liquidity and Capital Resources

Our primary need for liquidity is to fund working capital requirements of our business, capital expenditures, debt service and for general corporate purposes. Our cash and cash equivalents and the ABL Facility serve as sources of liquidity for short-term working capital needs and general corporate purposes. The revolving ABL Facility had a balance outstanding of $25 million at January 29, 2021, other than for letters of credit. Cash generated from our net revenue and profitability, and somewhat to a lesser extent our changes in working capital, are driven by the seasonality of our business, with a significant amount of net revenue and operating cash flows generally occurring in the fourth fiscal quarter of each year. We expect that our cash on hand and cash flows from operations, along with borrowings on the ABL Facility, will be adequate to meet our capital requirements and operational needs for at least the next 12 months.

Description of Material Indebtedness

Debt Arrangements

In Fiscal 2020, the Company exercised the “accordion” feature under the ABL Facility increasing the maximum borrowings available under the facility from $175 million to $275 million, subject to a borrowing base (the “Loan Cap”). This was completed in two transactions. The first was a $25 million increase effective March 19, 2020, and the second a $75 million increase effective September 9, 2020. The latter was completed through the Second Amendment to the ABL Facility executed on August 12, 2020. The revolving ABL Facility has a letter of credit sublimit of $70.0 million and matures on November 16, 2022, subject to customary extension provisions provided for therein, and is available for working capital and other general corporate liquidity needs. The balance outstanding on January 29, 2021, was $25 million. There was no balance outstanding as of January 31, 2020. The balance of outstanding letters of credit was $27.1 million and $23.3 million on January 29, 2021, and January 31, 2020, respectively.

On September 9, 2020, the Company entered into the Current Term Loan Facility which provides a term loan facility of $275 million, the proceeds of which were used, along with borrowings of $125 million under the Company’s revolving ABL Facility, to repay all the indebtedness under the Former Term Loan Facility and pay fees and expenses in connection with the financing.  Origination costs, including an Original Issue Discount (OID) of 3% and $5.0 million in debt origination fees were paid upon entering into the Current Term Loan Facility.

Maturity; Amortization and Prepayments

The Current Term Loan Facility matures on September 9, 2025 and will amortize at a rate equal to 1.25% per quarter.  It is subject to mandatory prepayments in an amount equal to a percentage of the borrower’s excess cash flows in each fiscal year, ranging from 0% to 75% depending on the Company’s total leverage ratio, and with the proceeds of certain asset sales, casualty events and extraordinary receipts. The loan may not be voluntarily prepaid during the first two years of its term, without significant penalties. A prepayment premium is applicable to voluntary prepayments and certain mandatory prepayments made prior to the fourth anniversary of the closing date of the Current Term Loan Facility.

Guarantees; Security

All obligations under the Debt Facilities are unconditionally guaranteed by the Company and, subject to certain exceptions, each of its existing and future direct and indirect subsidiaries. The ABL Facility is secured by a first priority security interest in certain working capital of the borrowers and guarantors consisting primarily of accounts receivable and inventory. The Current Term Loan Facility is secured by a second priority security interest in the same collateral, with certain exceptions.

The Current Term Loan Facility is secured by a first priority security interest in certain property and assets of the borrowers and guarantors, including certain fixed assets such as real estate, stock of the subsidiaries and intellectual property, in each case, subject to certain exceptions. The ABL Facility is secured by a second priority interest in the same collateral, with certain exceptions.

The Former Term Loan Facility, which was replaced by the Current Term Loan Facility on September 9, 2020, had the same priority security interest in the same collateral, with certain exceptions.

Interest; Fees

The interest rates per annum applicable to the loans under the Current Term Loan Facility are based on a fluctuating rate of interest measured by reference to, at the borrower’s election, either (1) and adjusted LIBOR (with a minimum rate of 1%) plus 9.75% or (2) an alternative base rate (which is the greater of (i) the prime rate published in the Wall Street Journal, (ii) the federal funds rate, which shall be no lower than 0% plus ½ of 1%, and (iii) the one month LIBOR rate plus 1% per annum) plus 8.75%.

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

The ABL Facility includes (i) commitment fees which range from 0.25% to 0.375% based upon the average daily unused commitment (aggregate commitment less loans and letters of credit outstanding) under the ABL Facility for the preceding fiscal quarter and (ii) customary letter of credit fees.

Customary agency fees are payable in respect of the Debt Facilities.

Representations and Warranties; Covenants

Subject to specified exceptions, the Debt Facilities contain various representations and warranties and restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries ability to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business.

The Current Term Loan Facility contains certain financial covenants, including a quarterly maximum total leverage ratio test, a weekly minimum liquidity test and an annual maximum capital expenditure amount.

If excess availability under the ABL Facility falls below the greater of 10% of the Loan Cap amount or $15.0 million, the Company will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0.  The ABL Facility also has a cash maintenance provision, which applies a limit of $75 million on the amount of cash and cash equivalents (subject to certain exceptions) that the Company may hold when outstanding loans under the ABL Facility are equal to or exceed $125 million.

The Debt Facilities contain certain affirmative covenants, including reporting requirements such as delivery of financial statements, certificates and notices of certain events, maintaining insurance and providing additional guarantees and collateral in certain circumstances.

As of January 29, 2021, the Company was in compliance with all covenants related to the Debt Facilities.

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

Cash Flows from Operating Activities

Operating activities generated net cash of $91.6 million and $27.3 million in Fiscal 2020 and Fiscal 2019, respectively. Our primary source of operating cash flows is the sale of merchandise goods and services to customers, while the primary use of cash in operations is the purchase of merchandise inventories.

In Fiscal 2020, net cash provided by operating activities increased $64.3 million compared to Fiscal 2019 primarily due to a reduction in accounts receivable balances related to the timing of the American Airlines launch in Fiscal 2019, higher deferred revenue and the timing of expense accruals.

Cash Flows from Investing Activities

Net cash used in investing activities was $30.1 million and $38.0 million for Fiscal 2020 and Fiscal 2019, respectively. Cash used in investing activities for all periods was primarily used in investing in information technology infrastructure, Company Operated stores and property and equipment.

For Fiscal 2021, we plan to invest approximately $26 million in capital expenditures for strategic investments and infrastructure, primarily in technology and general corporate needs.

Cash Flows from Financing Activities

Net cash used in financing activities was $103.1 million and $105.9 million for Fiscal 2020 and Fiscal 2019, respectively. The financing activities in Fiscal 2020 resulted in the Current Term Loan Facility which was approximately $100 million less than the Former Term Loan Facility. The financing activities in Fiscal 2019 consisted primarily of a $100 million voluntary prepayment of the Former Term Loan Facility.

Contractual Obligations and Off-Balance-Sheet Arrangements

We have no material off-balance-sheet arrangements other than the guarantees and contractual obligations that are discussed below.

Information concerning our obligations and commitments to make future payments under contracts such as lease agreements, and other contingent commitments, as of January 29, 2021, is aggregated in the following table:

	Payments Due by Period
(in thousands)	Total	1 Year or less	2-3 Years	3-4 Years	After 5 years
Operating leases (1)	$57,970	$10,458	$16,112	$12,064	$19,336
Principal payments on long-term debt	296,563	13,750	52,500	230,313	—
Interest on long-term debt and ABL Facility fees	142,339	32,312	58,845	51,182	—
Purchase obligations	262,179	262,179	—	—	—
Total contractual obligations (2)	$759,051	$318,699	$127,457	$293,559	$19,336
(1)

Operating lease obligations consist primarily of future minimum lease commitments related to the Company’s operating leases (refer to Note 4, Leases, of the Consolidated Financial Statements for further details).

(2)	Purchase obligations primarily represent open purchase orders for inventory.

Financial Instruments with Off-Balance-Sheet Risk

In Fiscal 2020, the Company exercised the “accordion” feature under the ABL Facility increasing the maximum borrowings available under the facility from $175 million to $275 million, subject to a borrowing base. This was completed in two transactions. The first was a $25 million increase effective March 19, 2020, and the second a $75 million increase effective September 9, 2020. The latter was completed through the Second Amendment to the ABL Facility executed on August 12, 2020. The ABL Facility has a letter of credit sublimit of $70.0 million and matures on November 16, 2022, subject to customary extension provisions provided for therein. The revolving ABL Facility is available for working capital and other general corporate liquidity needs. The balance outstanding on January 29, 2021, was $25 million. There was no balance outstanding as of January 31, 2020. The balance of outstanding letters of credit was $27.1 million and $23.3 million on January 29, 2021, and January 31, 2020, respectively.

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

For financial reporting and tax purposes, the Company's United States inventory, primarily merchandise held for sale, is stated at last-in, first-out ("LIFO") cost, which is adjusted to the lower of cost or market. The Company accounts for its non-United States inventory on the first-in, first-out ("FIFO") method. The United States inventory accounted for using the LIFO method as of percentage of the total inventory was 87% at January 29, 2021 and 90% at January 31, 2020.

The Company continually makes assessments as to whether the carrying cost of inventory exceeds its market value and, if so, by what dollar amount. Excess inventories may be disposed of through our normal course of business. Based on historical results experienced through various methods of disposition, the Company will write down the carrying value of inventories that are not expected to be sold at or above cost. The excess and obsolete reserve balances were $22.8 million and $11.0 million as of January 29, 2021, and January 31, 2020, respectively. The $11.8 million increase in the excess and obsolescence reserve is primarily due to the Company’s limited ability throughout the COVID-19 pandemic to sell through returned embroidered, hemmed or damaged product compared to prior years. For the inventory marked down to net realizable value, a one percentage point increase in our assumed recovery rates at January 29, 2021, would have had an immaterial impact on our Consolidated Financial Statements.

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

Goodwill impairment assessments

The Company tests goodwill for impairment using a one-step quantitative test. The quantitative test compares the reporting unit’s fair value to its carrying value. An impairment is recorded for any excess carrying value above the reporting unit's fair value, not to exceed the amount of goodwill. The Company estimates fair value of its reporting units using a discounted cash flow model, commonly referred to as the income approach. The income approach uses a reporting unit's projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions appropriate to the Company's reporting unit. The discounted cash flow model uses projections based on management's best estimates of economic and market conditions over the projected period using the best information available, including growth rates in revenues, costs and estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, weighted average cost of capital and changes in future working capital requirements.

In response to the COVID-19 pandemic, during First Quarter 2020 the Company tested its Outfitters and Japan eCommerce reporting units for goodwill impairment. The testing resulted in no impairment of the Outfitters reporting unit and full impairment of the $3.3 million of goodwill allocated to the Company’s Japan eCommerce reporting unit. The Company completed its Fiscal 2020 annual goodwill impairment analysis during the fourth fiscal quarter and determined that the fair value of the U.S. eCommerce and Outfitters reporting units exceeded their carrying values by 61.7% and 108.8%, respectively. In Fiscal 2019, the fair value of the reporting units exceeded their carrying values and as such, the Company did not record a goodwill impairment charge.

Goodwill impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment, retail industry or in the equity markets, deterioration in our performance or our future projections, or changes in our plans for the reporting unit.

Indefinite-lived intangible asset impairment assessments

The Company's indefinite-lived intangible asset is the Lands' End trade name. The Company reviews the trade name for impairment on an annual basis during our fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The fair value of the trade name indefinite-lived intangible asset is estimated using the relief-from-royalty valuation method. The relief from royalty method of the income approach was most appropriate for analyzing the Company's indefinite-lived asset. This method is based on the assumption that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset class. The relief from royalty method involves two steps: (1) estimation of reasonable royalty rates for the assets and (2) the application of these royalty rates to a forecasted net revenue stream and discounting the resulting cash flows to determine a present value. The Company multiplied the selected royalty rate by the forecasted net revenue stream to calculate the cost savings (relief from royalty payment) associated with the asset. The cash flows are then discounted to present value using the selected discount rate and compared to the carrying value of the asset.

In Fiscal 2020 the Company performed the annual testing of the indefinite-lived intangible asset, the Lands’ End trade name. The fair value exceeded the carrying value by 61.2% and as such, no trade name impairment charges were recorded in Fiscal 2020.  The fair value of the Lands’ End trade name exceeded its carrying value by 19.1% in Fiscal 2019 and as such, no trade name impairment charges were recorded.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document contains forward-looking statements. Forward-looking statements reflect our current views with respect to, among other things, future events and performance. These statements may discuss, among other things, our net sales, gross margin, operating expenses, operating income, net income, cash flow, financial condition, financings, impairments, expenditures, growth, strategies, plans, achievements, dividends, capital structure, organizational structure, future store openings, market opportunities and general market and industry conditions. We generally identify forward-looking statements by words such as “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” “predict,” “believe,” “seek,” “continue,” “outlook,” “may,” “might,” “will,” “should,” “can have,” “likely,” “targeting” or the negative version of these words or comparable words. Forward-looking statements are based on beliefs and assumptions made by management using currently available information. These statements are only predictions and are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties. If one or more of these risks or uncertainties materialize, or if management’s underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include those set forth under Item 1A, Risk Factors, in this Annual Report on Form 10-K. Forward-looking statements speak only as of the date on which they are made. We expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable securities laws and regulations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in currency rates. We have not been materially impacted by fluctuations in foreign currency exchange rates as a significant portion of our business is transacted in United States dollars and is expected to continue to be transacted in United States dollars or United States dollar-based currencies. As of January 29, 2021, the Company had $29.5 million of cash and cash equivalents denominated in foreign currency, principally in British Pound sterling, Euro and Japanese yen. We do not utilize financial instruments for trading purposes or hedging and have not used any derivative financial instruments. We do not consider our foreign earnings to be permanently reinvested.

The Company is subject to interest rate risk with the Current Term Loan Facility and the ABL Facility, as both require the Company to pay interest on outstanding borrowings at variable rates. Each one percentage point change in interest rates (above the 1% LIBOR floor) associated with the Current Term Loan Facility would result in a $2.7 million change in our annual cash interest expenses. Assuming our ABL Facility was fully drawn to a principal amount equal to $275.0 million, each one percentage point change in interest rates (above the 0.75% LIBOR floor) would result in a $2.8 million change in our annual cash interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Lands’ End, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Lands’ End, Inc. and subsidiaries (the "Company") as of January 29, 2021 and January 31, 2020, the related consolidated statements of operations, comprehensive operations, cash flows, changes in stockholders’ equity for each of the three fiscal years in the period ended January 29, 2021, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of January 29, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 29, 2021 and January 31, 2020, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 29, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Change in Accounting Principle

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for leases in the year ended January 31, 2020 due to the adoption of ASU No. 2016-02 Leases (Topic 842) using the modified retrospective method.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill & Indefinite-Lived Intangible Asset — Refer to Notes 2 and 8 to the financial statements

Critical Audit Matter Description

The Company has goodwill and a trade name that are indefinite-lived intangible assets. As of January 29, 2021, the consolidated carrying value of the goodwill is $106.7 million, and is associated with the U.S. eCommerce and Outfitters reporting units. The consolidated carrying value of the indefinite lived trade name is $257.0 million. Goodwill and the indefinite-lived trade name intangible asset are tested separately for impairment on an annual basis during the fourth fiscal quarter or more frequently whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company estimates fair value of the reporting units using a discounted cash flow model, commonly referred to as the income approach. The fair value of the trade name indefinite-lived intangible asset is estimated using the relief-from-royalty valuation method. The discounted cash flow model uses projections based on management's best estimates of economic and market conditions over the projected period using the best information available, including growth rates in revenues, costs, and estimates of future expected changes in operating margins. Other significant estimates and assumptions include terminal value growth rates, weighted average cost of capital, and changes in future working capital requirements. The relief from royalty valuation method is based on the assumption that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset class. The relief from royalty method involves two steps: (1) estimation of reasonable royalty rates for the assets and (2) the application of these royalty rates to a forecasted net revenue stream and discounting the resulting cash flows to determine a present value. If actual results fall short of the Company's estimates and assumptions used in estimating future cash flows and asset fair values, the Company may be exposed to losses that could be material.

We identified goodwill and the indefinite-lived intangible asset as a critical audit matter due to the considerable amount of management judgment required to estimate fair value, especially as it relates to the projection of future operating cash flows, including growth rates in revenues, costs, estimates of future expected changes in operating margins and selection of the weighted-average cost of capital and royalty rate. Auditing these estimates requires a higher degree of audit effort including the need to engage specialists to assist with our evaluation of the valuation assumptions used.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the projected future operating cash flows, and the selection of the weighted-average cost of capital for the U.S. eCommerce and Outfitters reporting units and royalty rate and weighted-average cost of capital for the trade name included the following, among others:

•

We tested the effectiveness of controls over goodwill and the indefinite-lived intangible asset, including those over the projected future operating cash flows and the selection of the weighted-average cost of capital and royalty rate.

•

We evaluated the reasonableness of management’s projected future operating cash flows, by comparing to (1) current and historical performance, (2) external market and industry data, and (3) forecasted information included in Company press releases and internal communications to management and the Board of Directors as well as performing a sensitivity analysis to understand those judgments made by management which have the biggest impact on the determination of fair value.

•	We evaluated the impact of changes in management’s forecasts from the annual measurement date to January 29, 2021.
•

With the assistance of our fair value specialists, we evaluated management’s judgments as it relates to the selection of the weighted-average cost of capital, terminal growth rate, royalty rate, and selected valuation methodologies, including testing the underlying source information and the mathematical accuracy of the calculations by developing a range of independent estimates and comparing those to the rates selected by management.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

March 25, 2021

We have served as the Company’s auditor since 2012.

LANDS' END, INC.

Consolidated Statements of Operations

for Fiscal Years Ended January 29, 2021, January 31, 2020 and February 1, 2019

(in thousands except per share data)	2020	2019	2018
REVENUES
Net revenue	$1,427,448	$1,450,201	$1,451,592
Cost of sales (excluding depreciation and amortization)	821,595	828,309	835,536
Gross profit	605,853	621,892	616,056

Selling and administrative	518,897	543,962	545,590
Depreciation and amortization	37,343	31,136	27,558
Other operating expense, net	8,471	1,357	309
Total costs and expenses	564,711	576,455	573,457
Operating income	41,142	45,437	42,599
Interest expense	27,754	25,987	28,909
Other expense (income), net	796	(1,912)	4,059
Income before income taxes	12,592	21,362	9,631
Income tax expense (benefit)	1,756	2,072	(1,959)
NET INCOME	$10,836	$19,290	$11,590

NET INCOME PER COMMON SHARE ATTRIBUTABLE TO STOCKHOLDERS
Basic:	$0.33	$0.60	$0.36
Diluted:	$0.33	$0.60	$0.36

Basic weighted average common shares outstanding	32,566	32,343	32,190
Diluted weighted average common shares outstanding	32,652	32,345	32,526

See accompanying Notes to Consolidated Financial Statements.

LANDS' END, INC.

Consolidated Statements of Comprehensive Operations

for Fiscal Years Ended January 29, 2021, January 31, 2020 and February 1, 2019

(in thousands)	2020	2019	2018
NET INCOME	$10,836	$19,290	$11,590
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	1,767	195	(2,591)
COMPREHENSIVE INCOME	$12,603	$19,485	$8,999

See accompanying Notes to Consolidated Financial Statements.

LANDS' END, INC.

Consolidated Balance Sheets

(in thousands except per share data)	January 29, 2021	January 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$33,933	$77,148
Restricted cash	1,861	2,149
Accounts receivable, net	37,574	50,953
Inventories, net	382,106	375,670
Prepaid expenses and other current assets	40,356	39,458
Total current assets	495,830	545,378
Property and equipment, net	145,288	157,665
Operating lease right-of-use asset	35,475	38,665
Goodwill	106,700	110,000
Intangible asset, net	257,000	257,000
Other assets	5,215	4,921
TOTAL ASSETS	$1,045,508	$1,113,629
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$13,750	$5,150
Accounts payable	134,007	158,436
Lease liability - current	5,183	5,864
Other current liabilities	161,982	114,116
Total current liabilities	314,922	283,566
Long-term borrowings on ABL Facility	25,000	—
Long-term debt, net	245,632	378,657
Lease liability - long-term	37,811	39,841
Deferred tax liabilities	47,346	57,651
Other liabilities	5,094	5,532
TOTAL LIABILITIES	675,805	765,247
Commitments and contingencies
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 - authorized: 480,000 shares; issued and outstanding: 32,614 and 32,382, respectively	326	324
Additional paid-in capital	369,372	360,656
Retained earnings	11,226	390
Accumulated other comprehensive loss	(11,221)	(12,988)
TOTAL STOCKHOLDERS' EQUITY	369,703	348,382
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,045,508	$1,113,629

See accompanying Notes to Consolidated Financial Statements.

LANDS' END, INC.

Consolidated Statements of Cash Flows

for Fiscal Years Ended January 29, 2021, January 31, 2020 and February 1, 2019

(in thousands)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,836	$19,290	$11,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,343	31,136	27,558
Amortization of debt issuance costs	3,110	1,722	1,755
Loss (gain) on disposal of property and equipment	1,303	(266)	278
Stock-based compensation	9,201	8,690	6,161
Deferred income taxes	(10,770)	(456)	223
Goodwill impairment	3,300	—	—
Other	1,852	1,635	—
Change in operating assets and liabilities:
Accounts receivable, net	15,012	(13,741)	14,675
Inventories	(4,081)	(53,819)	7,773
Accounts payable	(21,208)	32,716	(29,433)
Other operating assets	(376)	(3,167)	3,149
Other operating liabilities	46,111	3,549	4,471
Net cash provided by operating activities	91,633	27,289	48,200
CASH FLOWS FROM INVESTING ACTIVITIES
Sales of property and equipment	—	906	456
Purchases of property and equipment	(30,149)	(38,878)	(44,852)
Net cash used in investing activities	(30,149)	(37,972)	(44,396)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under ABL Facility	235,000	99,550	—
Payments of borrowings under ABL Facility	(210,000)	(99,550)	—
Proceeds from issuance of term loan	266,750	—	—
Payments on term loan	(388,825)	(105,150)	(5,150)
Payments of employee withholding taxes on share-based compensation	(483)	(763)	(603)
Payment of debt issuance costs	(5,517)	—	—
Net cash used in financing activities	(103,075)	(105,913)	(5,753)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(1,912)	540	(635)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(43,503)	(116,056)	(2,584)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	79,297	195,353	197,937
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$35,794	$79,297	$195,353
SUPPLEMENTAL CASH FLOW DATA
Unpaid liability to acquire property and equipment	$3,245	$7,364	$5,521
Income taxes paid, net of refunds	$288	$3,069	$1,221
Interest paid	$21,595	$23,728	$27,243

See accompanying Notes to Consolidated Financial Statements.

LANDS' END, INC.

Consolidated Statements of Changes in Stockholders' Equity

				(Accumulated	Accumulated
			Additional	Deficit) /	Other	Total
	Common Stock Issued		Paid-in	Retained	Comprehensive	Stockholders'
(in thousands)	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at February 2, 2018	32,102	$320	$347,175	$(29,810)	$(10,592)	$307,093
Net income	—	—	—	11,590	—	11,590
Cumulative translation adjustment, net of tax	—	—	—	—	(2,591)	(2,591)
Change in accounting principle related to revenue recognition	—	—	—	1,061	—	1,061
Stock-based compensation expense	—	—	6,161	—	—	6,161
Vesting of restricted shares	151	—	—	—	—	—
Restricted stock shares surrendered for taxes	(33)	—	(603)	—	—	(603)
Balance at February 1, 2019	32,220	320	352,733	(17,159)	(13,183)	322,711
Net income	—	—	—	19,290	—	19,290
Cumulative translation adjustment, net of tax	—	—	—	—	195	195
Change in accounting principle related to lease accounting, net of tax	—	—	—	(1,741)	—	(1,741)
Stock-based compensation expense	—	—	8,690	—	—	8,690
Vesting of restricted shares	210	4	(4)	—	—	—
Restricted stock shares surrendered for taxes	(48)	—	(763)	—	—	(763)
Balance at January 31, 2020	32,382	324	360,656	390	(12,988)	348,382
Net income	—	—	—	10,836	—	10,836
Cumulative translation adjustment, net of tax	—	—	—	—	1,767	1,767
Stock-based compensation expense	—	—	9,201	—	—	9,201
Vesting of restricted shares	299	2	(2)	—	—	—
Restricted stock shares surrendered for taxes	(67)	—	(483)	—	—	(483)
Balance at January 29, 2021	32,614	$326	$369,372	$11,226	$(11,221)	$369,703

See accompanying Notes to Consolidated Financial Statements.

LANDS’ END, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BACKGROUND AND BASIS OF PRESENTATION

Description of Business

Lands' End, Inc. ("Lands' End" or the "Company") is a leading uni-channel retailer of casual clothing, accessories, footwear and home products. Lands' End offers products online at www.landsend.com, on third-party online marketplaces and through retail locations.

Terms that are commonly used in the Company's Notes to the Consolidated Financial Statements are defined as follows:

•	ABL Facility - Asset-based senior secured credit agreements, dated as of November 16, 2017, with Wells Fargo, N.A. and certain other lenders, as amended to date
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
•

Current Term Loan Facility – Term loan credit agreement, dated as of September 9, 2020, among the Company, the Fortress Credit Corp., as Administrative Agent and Collateral Agent, and the lenders party thereto

•	Debt Facilities - Collectively, the ABL Facility and Current Term Loan Facility
•	Deferred Awards - Time vesting stock awards
•	EPS - Earnings per share
•	ERP - Enterprise resource planning software solutions
•	ESL - ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert
•	FASB - Financial Accounting Standards Board
•	First Quarter 2020 - The 13 weeks ended May 1, 2020
•	Fiscal 2020 – The 52 weeks ended January 29, 2021
•	Fiscal 2021 – The Company’s next fiscal year representing the 52 weeks ending January 28, 2022
•

Former Term Loan Facility - Term loan credit agreement, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders, and replaced by the Current Term Loan Facility on September 9, 2020

•	Fourth Quarter 2020 – The 13 weeks ended January 29, 2021
•	GAAP - Accounting principles generally accepted in the United States
•	LIBOR - London inter-bank offered rate
•	Option Awards - Stock option awards
•	Performance Awards - Performance-based stock awards

•	Sears Holdings - Sears Holdings Corporation, a Delaware corporation, and its consolidated subsidiaries
•	Sears Roebuck - Sears, Roebuck and Co., a subsidiary of Sears Holdings
•	SEC - United States Securities and Exchange Commission
•	Second Quarter 2020 – The 13 weeks ended July 31, 2020
•	Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders
•	Tax Act - The Tax Cuts and Jobs Act passed by the United States government on December 22, 2017
•	Third Quarter 2020 – The 13 weeks ended October 30, 2020
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

The accompanying Consolidated Financial Statements have been prepared in accordance with GAAP. In the opinion of management, all material adjustments are of a normal and recurring nature necessary for a fair presentation of the results have been reflected for the periods presented. Dollar amounts are reported in thousands, except per share data, unless otherwise noted.

Impact of the COVID-19 Pandemic

A novel strain of coronavirus (“COVID-19”) surfaced in late 2019 and in March 2020, the World Health Organization declared COVID-19 a pandemic.

Health and Safety of Employees and Consumers

From the beginning of the COVID-19 pandemic, the Company’s priority has been the safety of employees and customers. On March 16, 2020, the Company temporarily closed its 26 U.S. stores. These stores reopened during Second Quarter 2020. Additionally, the Company opened four new stores in Second Quarter 2020 and one new store in Third Quarter 2020. These new Company Operated stores were already planned and construction underway prior to the start of the COVID-19 pandemic. In response to the COVID-19 pandemic, the Company has implemented extra precautions in its Company Operated stores, offices and distribution centers. These precautions were developed in line with guidance from global, federal and state health authorities, including work from home policies, social distancing, thermal scanning and partitions in all facilities.

Customer Demand

The eCommerce channel experienced a decline in customer demand in First Quarter 2020, which rebounded in Second Quarter 2020 and continued to be strong the remainder of the year. Consequently, Fiscal 2020 eCommerce revenue has increased compared to prior year. Fiscal 2020 revenue in the Outfitters and Retail channels is lower than Fiscal 2019 due to the reduction in customer demand caused by the COVID-19 pandemic. Retail revenue also declined due to lengthy store closures. The ultimate timing and impact of customer demand levels will depend on the duration and scope of the COVID-19 pandemic, overall economic conditions and consumer preferences.

Supply Chain

The Company has not experienced significant supply chain disruptions related to the COVID-19 pandemic. The Company continues to place a priority on business continuity and contingency planning. The Company may experience disruptions in the supply chain as the COVID-19 pandemic continues, though the Company cannot reasonably estimate the potential impact or timing of those events, and the Company may not be able to mitigate such impact.

Expense Reduction

Beginning in First Quarter 2020, the Company took the following actions to reduce overall expenses as a response to decreased customer demand due to the COVID-19 pandemic:

•

Temporarily reduced base salaries, including a reduction of 50% in the base salary of its Chief Executive Officer, 20% reductions in the base salaries of the Company’s other senior management members and scaled salary reductions throughout the Company. All salaries were reinstated during Third Quarter 2020.

•

Furlough of approximately 70% of corporate employees from March 28, 2020 to April 13, 2020. As work demand increased the remaining workforce returned to work on an as needed basis with all work furloughs ending by mid-Second Quarter 2020. When the Company Operated stores temporarily closed nearly 100% of Company Operated store employees were furloughed until reopening.

•	Fiscal 2020 merit increases were eliminated.
•	The Board of Directors compensation was temporarily reduced. This compensation was reinstated in Third Quarter 2020.
•	The Company's 401(k) matching contribution was temporarily suspended from April 16, 2020 until January 30, 2021.
•	Other discretionary operating expenses were significantly reduced.

In response to the COVID-19 pandemic, the Company’s planned capital expenditures for Fiscal 2020 were significantly reduced.

Goodwill and Indefinite-Lived Intangible Asset

The Company considered the COVID-19 pandemic to be a triggering event in First Quarter 2020 for the Company’s Outfitters and Japan eCommerce reporting units and therefore completed an interim test for impairment of goodwill for these reporting units as of May 1, 2020. This testing resulted in no impairment of the Company’s Outfitters reporting unit and full impairment of the $3.3 million of goodwill allocated to the Company’s Japan eCommerce reporting unit recorded in the First Quarter 2020. There was not a triggering event or impairment charge for any reporting unit in the remainder of Fiscal 2020.

Corporate Restructuring

The Company reduced approximately 10% of corporate positions during the Second Quarter 2020. The Company incurred total severance costs of approximately $2.9 million related to the reduction of corporate positions which was recorded in Other operating expense (income), net in the Consolidated Statements of Operations. As of January 29, 2021, approximately $0.2 million of the severance costs had yet to be paid.  In Fiscal 2019, the Company closed five school uniform showrooms.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company's fiscal year end is on the Friday preceding the Saturday closest to January 31 each year. The fiscal periods in this report are presented as follows, unless the context otherwise requires:

Fiscal Year	Ended	Weeks
2020	January 29, 2021	52
2019	January 31, 2020	52
2018	February 1, 2019	52

Seasonality

The Company's operations have historically been seasonal, with a disproportionate amount of net revenue occurring in the fourth fiscal quarter, reflecting increased customer demand during the year-end holiday selling season. The impact of seasonality on results of operations is more pronounced since the level of certain fixed costs, such as occupancy and overhead expenses, do not vary with sales. The Company's results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons and promotions, the amount of net revenue contributed by new and existing stores, the timing and level of markdowns, competitive factors, weather and general economic conditions.

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

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts based on historical loss experience, collection experience, delinquency trends, economic conditions and specific identification. The Accounts receivable balance on the Consolidated Balance Sheets is presented net of the Company's allowance for doubtful accounts and is comprised of various customer-related accounts receivable.

Changes in the balance of the allowance for doubtful accounts are as follows:

(in thousands)	Fiscal 2020	Fiscal 2019
Beginning balance	$511	$542
Provision	286	151
Write-offs	(117)	(182)
Ending balance	$680	$511

Inventory

Inventories primarily consist of merchandise purchased for resale. For financial reporting and tax purposes, the Company's United States inventory, primarily merchandise held for sale, is stated at last-in, first-out ("LIFO") cost, which is lower than net realizable value. The Company accounts for its non-United States inventory on the first-in, first-out ("FIFO") method. The United States inventory accounted for using the LIFO method was 87% of total inventory as of January 29, 2021 and 90% as of January 31, 2020. If the FIFO method of accounting for inventory had been used, the effect on inventory would have been an increase of $0.2 million and $0.9 million as of January 29, 2021 and January 31, 2020, respectively.

The Company maintains a reserve for excess and obsolete inventory. The reserve is calculated based on historical experience related to liquidation/disposal of identified inventory. The excess and obsolescence reserve balances were $22.8 million and $11.0 million as of January 29, 2021 and January 31, 2020, respectively. The $11.8 million increase in the excess and obsolescence reserve is primarily due to the Company’s limited ability throughout the COVID-19 pandemic to sell through returned embroidered, hemmed or damaged product compared to prior years.

Deferred Catalog Costs and Marketing

Costs incurred for direct response marketing consist primarily of catalog production and mailing costs that are generally amortized within two months from the date catalogs are mailed. Unamortized marketing costs reported as prepaid assets were $10.2 million and $14.7 million as of January 29, 2021 and January 31, 2020, respectively. The Company expenses the costs of marketing for website, magazine, newspaper, radio and other general media when the marketing takes place. Marketing expenses, including catalog costs amortization, website-related costs and other print media were $195.4 million, $194.9 million and $186.9 million for Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively. These costs are included within Selling and administrative expenses in the accompanying Consolidated Statements of Operations.

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

(in thousands)	Asset Lives (years)	January 29, 2021	January 31, 2020
Land	-	$3,475	$3,459
Buildings and improvements	15-30	101,421	100,269
Furniture, fixtures and equipment	3-10	61,807	59,731
Computer hardware and software	3-10	210,823	181,160
Leasehold improvements	3-7	12,941	8,423
Construction in progress		8,343	22,796
Gross property and equipment		398,810	375,838
Accumulated depreciation		(253,522)	(218,173)
Total property and equipment, net		$145,288	$157,665

As of both January 29, 2021 and January 31, 2020, assets in development relate primarily to technological investments.

Depreciation expense is recorded over the estimated useful lives of the respective assets using the straight-line method. Leasehold improvements are depreciated over the shorter of the associated lease term or the estimated useful life of the asset. Depreciation expense was $37.3 million, $31.1 million and $27.6 million for Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively.

Impairment of Property and Equipment

Property and equipment are subject to a review for impairment if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Company Operated store long-lived assets, including right-of-use assets, are regularly reviewed for impairment indicators. Impairment is assessed at the individual store level which is the lowest level of identifiable cash flows and considers the estimated undiscounted cash flows over the asset’s remaining life. If estimated undiscounted cash flows are insufficient to recover the investment, an impairment loss is recognized equal to the difference between the estimated fair value of the asset and its carrying value, net of salvage, and any costs of disposition. The fair value estimate is generally the discounted amount of estimated store-specific cash flows. During Fiscal 2020 an impairment of $0.4 million was recognized for property and equipment in one Company Operated store location. During Fiscal 2019 an impairment of $1.4 million was recognized for property and equipment in two Company Operated store locations. There was $0.3 million of impairments of property and equipment recognized in Fiscal 2018.

Goodwill and Indefinite-lived Intangible Asset Impairment Assessments

Goodwill and the indefinite-lived trade name intangible asset are tested separately for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Frequently, impairment assessments contain multiple uncertainties because the calculation requires management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting cash flows under different scenarios. The Company performs goodwill and indefinite-lived intangible asset impairment tests on an annual basis and updates these annual impairment tests mid-year if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit or indefinite-lived intangible asset below its carrying amount. If actual results fall short of the Company’s estimates and assumptions used in estimating future cash flows and asset fair values, the Company may be exposed to future impairment losses that could be material.

Goodwill impairment assessments

The Company tests goodwill for impairment using a one-step quantitative test. The quantitative test compares the reporting unit's fair value to its carrying value. An impairment is recorded for any excess carrying value above the reporting unit’s fair value, not to exceed the amount of goodwill. The Company estimates fair value of its reporting units using a discounted cash flow model, commonly referred to as the income approach. The income approach uses a reporting unit's projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions appropriate to the Company's reporting unit. The discounted cash flow model uses management's best estimates of economic and market conditions over the projected period using the best information available, including growth rates in revenues, costs and estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, weighted average cost of capital and changes in future working capital requirements.

In response to the COVID-19 pandemic, during First Quarter 2020 the Company tested its Outfitters and Japan eCommerce reporting units for goodwill impairment. The testing resulted in no impairment of the Company’s Outfitters reporting unit and full impairment of the $3.3 million of goodwill allocated to the Company’s Japan eCommerce reporting unit. At the end of Fiscal 2020, the fair value of the U.S. eCommerce and Outfitters reporting units exceeded the carrying value by 61.7% and 108.8%, respectively.  In Fiscal 2019, the fair value of the reporting units exceeded their carrying value and as such, the Company did not record a goodwill impairment charge.

Goodwill impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment, retail industry or in the equity markets, deterioration in performance or future projections, or changes in plans for the reporting unit.

Indefinite-lived intangible asset impairment assessments

The Company's indefinite-lived intangible asset is the Lands' End trade name. The Company reviews the trade name for impairment on an annual basis during the fourth fiscal quarter, or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The fair value of the trade name indefinite-lived intangible asset is estimated using the relief from royalty method. The relief from royalty method is based on the assumption that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset class. The relief from royalty method involves two steps: (1) estimation of reasonable royalty rates for the assets and (2) the application of these royalty rates to a forecasted net revenue stream and discounting the resulting cash flows to determine a present value. The Company multiplied the selected royalty rate by the forecasted net revenue stream to calculate the cost savings (relief from royalty payment) associated with the asset. The cash flows are then discounted to present value using the selected discount rate and compared to the carrying value of the asset.

In Fiscal 2020, Fiscal 2019, and Fiscal 2018, the Company tested the indefinite-lived intangible asset as required resulting in the fair value exceeding the carrying value by 61.2%, 19.1% and 45.1% respectively. As such, no trade name impairment charges were recorded in all periods presented.

Financial Instruments with Off-Balance-Sheet Risk

In Fiscal 2020, the Company exercised the “accordion” feature under the ABL Facility increasing the maximum borrowings available under the facility from $175 million to $275 million, subject to a borrowing base. This was completed in two transactions.  The first was a $25 million increase effective March 19, 2020 and the second was a $75 million increase effective September 9, 2020. The latter completed through the Second Amendment to the ABL Facility executed on August 12, 2020. The ABL Facility has a letter of credit sublimit of $70.0 million and matures on November 16, 2022, subject to customary extension provisions provided for therein.

The revolving ABL Facility is available for working capital and other general corporate liquidity needs. The balance outstanding on January 29, 2021 was $25 million. There was no balance outstanding as of January 31, 2020. The balance of outstanding letters of credit was $27.1 million and $23.3 million on January 29, 2021 and January 31, 2020, respectively.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable. Total accounts receivable was $37.6 million and $51.0 million as of January 29, 2021 and January 31, 2020, respectively.

Cash and cash equivalents, accounts receivable, accounts payable and other current liabilities are reflected in the Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments.

Long-term debt, net is reflected in the Consolidated Balance Sheets at amortized cost. The fair value of debt was determined utilizing Level 3 valuation techniques based on observed market data on January 29, 2021. The fair value of debt on January 31, 2020 was determined utilizing Level 2 valuation techniques based on the closing inactive market bill price on January 31, 2020. See Note 7, Fair Value of Financial Assets and Liabilities.

Foreign Currency Translations and Transactions

The Company translates the assets and liabilities of foreign subsidiaries from their respective functional currencies to United States dollars at the appropriate spot rates as of the balance sheet date. Revenue and expenses of operations are translated to United States dollars using weighted average exchange rates during the year. The foreign subsidiaries use the local currency as their functional currency. The effects of foreign currency translation adjustments are included as a component of Accumulated other comprehensive loss in the accompanying Consolidated Statements of Changes in Stockholders' Equity. The Company recognized a foreign exchange transaction gain of $3.4 million in Fiscal 2020, a loss of $3.4 million in Fiscal 2019 and an insignificant gain in Fiscal 2018. These are recorded in either Cost of sales (excluding depreciation and amortization) or Selling and administrative in the accompanying Consolidated Statements of Operations based on the underlying nature of the transactions giving rise to the gain or loss.

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

Contract Liabilities

Contract liabilities consist of payments received in advance of the transfer of control to the customer. As products are delivered and control transfers, the Company recognizes the deferred revenue in Net revenue in the Consolidated Statements of Operations. The following table summarizes the deferred revenue associated with payments received in advance of the transfer of control to the customer reported in Other current liabilities in the Consolidated Balance Sheets and amounts recognized through Net revenue for each period presented. The majority of deferred revenue as of January 29, 2021 is expected to be recognized in Net revenue in the fiscal quarter ending April 30, 2021, as products are delivered to customers.

(in thousands)	Fiscal 2020	Fiscal 2019
Deferred revenue beginning of period	$8,096	$9,051
Deferred revenue recognized in period	(7,882)	(9,051)
Revenue deferred in period	16,973	8,096
Deferred revenue end of period	$17,187	$8,096

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

(in thousands)	Fiscal 2020	Fiscal 2019
Balance as of beginning of period	$22,592	$18,191
Gift cards sold	52,315	65,662
Gift cards redeemed	(47,061)	(60,043)
Gift card breakage	(1,048)	(1,218)
Balance as of end of period	$26,798	$22,592

Refund Liabilities

Refund liabilities, primarily associated with product sales returns and retrospective volume rebates, represent variable consideration and are estimated and recorded as a reduction to Net revenue based on historical experience. As of January 29, 2021 and January 31, 2020, $25.7 million and $21.6 million, respectively, of refund liabilities, primarily associated with product returns, were reported in Other current liabilities in the Consolidated Balance Sheets.

Cost of Sales

Cost of sales are comprised principally of the costs of merchandise, in-bound freight, duty, warehousing and distribution (including receiving, picking, packing, store delivery and value added costs), customer shipping and handling costs and physical inventory losses. Depreciation and amortization are not included in the Company's Cost of sales.

Selling and Administrative Expenses

Selling and administrative expenses are comprised principally of payroll and benefits costs, marketing, information technology expenses, third-party services, occupancy costs of Company Operated stores and corporate facilities, and other administrative expenses. All stock-based compensation is recorded in Selling and administrative expenses. See Note 5, Stock-Based Compensation.

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

Self-Insurance

The Company has a self-insured plan for health and welfare benefits and provides an accrual to cover the obligation. The accrual for the self-insured liability is based on claims filed and an estimate of claims incurred but not yet reported. The Company considers a number of factors, including historical claims information, when determining the amount of the accrual. Costs related to the administration of the plan and related claims are expensed as incurred. Total expenses, net of employee contributions, were $17.1 million, $17.4 million and $17.1 million for Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively.

The Company also has a self-insured plan for certain costs related to workers' compensation. The Company obtains third-party insurance coverage to limit exposure to this self-insured risk.

Retirement Benefit Plan

The Company has a 401(k) retirement plan, which covers most regular employees and allows them to make contributions. The Company also provides a matching contribution on a portion of the employee contributions. Total expenses incurred under this plan were $0.7 million, $3.6 million and $3.5 million for Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively. The decrease in Fiscal 2020 was attributed to the temporary suspension of the Company’s 401(k) matching contribution as part of the expense reductions in response to the COVID-19 pandemic.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) encompasses all changes in equity other than those arising from transactions with stockholders and is comprised solely of foreign currency translation adjustments and net income (loss).

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Beginning balance: Accumulated other comprehensive loss (net of tax of $3,453, $3,505 and $2,816, respectively)	$(12,988)	$(13,183)	$(10,592)
Other comprehensive income (loss)
Foreign currency translation adjustments (net of tax of $(466), $(52) and $689, respectively)	1,767	195	(2,591)
Ending Balance: Accumulated other comprehensive loss (net of tax of $2,987, $3,453 and $3,505, respectively)	$(11,221)	$(12,988)	$(13,183)

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

Earnings per Share

The numerator for both basic and diluted EPS is net income attributable to the Company. The denominator for basic EPS is based upon the number of weighted average shares of the Company’s common stock outstanding during the reporting periods. The denominator for diluted EPS is based upon the number of weighted average shares of the Company’s common stock and common stock equivalents outstanding during the reporting periods using the treasury stock method in accordance with ASC 260, Earnings Per Share.

The following table summarizes the components of basic and diluted EPS:

(in thousands)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Net income	$10,836	$19,290	$11,590
Basic weighted average shares outstanding	32,566	32,343	32,190
Dilutive impact of stock awards	86	2	336
Diluted weighted average shares outstanding	32,652	32,345	32,526
Basic earnings per share	$0.33	$0.60	$0.36
Dilutive earnings per share	$0.33	$0.60	$0.36

Stock awards are considered anti-dilutive based on the application of the treasury stock method or in the event of a net loss. There were 1,093,274, 745,575 and 438,583 anti-dilutive shares excluded from the diluted weighted average shares outstanding in Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively.

Recently Adopted Accounting Pronouncements

In April 2020, the FASB issued Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic, indicating that entities may elect not to evaluate whether a concession provided by lessors is a lease modification. Under existing lease guidance, an entity would have to determine if a lease concession was the result of a new arrangement reached with the landlord, which would be accounted for under the lease modification framework, or if the concession was under the enforceable rights and obligations that existed in the original lease, which would be accounted for outside the lease modification framework. The FASB guidance provides entities with the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease.

During Second Quarter 2020 and Third Quarter 2020 as a result of the COVID-19 pandemic, the Company negotiated certain lease concessions with respect to some of its Company Operated stores and continues to negotiate with landlords for other leased properties. The Company elected the FASB’s relief to not evaluate whether the enforceable rights and obligations existed in the original lease. The related impact of the concessions did not have a material impact on the Company’s Consolidated Financial Statements for the year ended January 29, 2021.

In June 2016, the FASB issued ASU 2016-13, Financial Statements - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates relating to trade receivables, loans and other financial instruments. The standard is effective for fiscal years beginning after December 15, 2019. The Company adopted this accounting standard in First Quarter 2020. There was no material impact on the Company's Consolidated Financial Statements and related disclosures as a result of adoption.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement which modifies and adds certain disclosure requirements in Topic 820 “Fair Value Measurement”. The standard eliminates certain disclosures related to transfers and the valuation process, modifies disclosures for investments that are valued based on net asset values, clarifies the measurement uncertainty disclosure, and requires additional disclosures for Level 3 fair value measurements.  The standard is effective for fiscal years beginning after December 15, 2019, including interim periods therein. The Company adopted this standard in First Quarter 2020 and the adoption did not have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.  The amendments in the standard align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company adopted this standard on a prospective basis in First Quarter 2020 and the adoption did not have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and by clarifying and amending existing guidance to improve consistent application. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. Certain amendments within this ASU are required to be applied on a retrospective basis, certain other amendments are required to be applied on a modified retrospective basis and all other amendments on a prospective basis. The Company is currently evaluating the impact the adoption of this standard will have on its Consolidated Financial Statements.

NOTE 3. DEBT

Debt Arrangements

In Fiscal 2020, the Company exercised the “accordion” feature under the ABL Facility increasing the maximum borrowings available under the facility from $175 million to $275 million, subject to a borrowing base (the “Loan Cap”). This was completed in two transactions.  The first was a $25 million increase effective March 19, 2020 and the second was a $75 million increase effective September 9, 2020. The latter completed through the Second Amendment to the ABL Facility executed on August 12, 2020. The revolving ABL Facility has a letter of credit sublimit of $70.0 million and matures on November 16, 2022, subject to customary extension provisions provided for therein, and is available for working capital and other general corporate liquidity needs. The balance outstanding on January 29, 2021 was $25 million. There was no balance outstanding as of January 31, 2020. The balance of outstanding letters of credit was $27.1 million and $23.3 million on January 29, 2021 and January 31, 2020, respectively.

On September 9, 2020, the Company entered into the Current Term Loan Facility which provides a term loan facility of $275 million, the proceeds of which were used, along with borrowings of $125 million under the Company’s revolving ABL Facility, to repay all of the indebtedness under the Former Term Loan Credit Facility and to pay fees and expenses in connection with the financing. Origination costs, including an Original Issue Discount (“OID”) of 3% and $5.0 million in debt origination fees, were paid upon entering into the Current Term Loan Facility.  The OID and the debt origination fees are presented as a direct deduction from the carrying value of the Current Term Loan Facility and are amortized over the term of the loan to Interest expense in the Consolidated Statements of Operations.

The Company's term loan debt and interest rates as of January 29, 2021 and January 31, 2020 consisted of the following:

	January 29, 2021		January 31, 2020
(in thousands)	Amount	Interest Rate	Amount	Interest Rate
Former Term Loan Facility	$—	—%	$385,388	5.05%
Current Term Loan Facility, maturing September 9, 2025	$271,563	10.75%	—	—%
	271,563		385,388
Less: current maturities	13,750		5,150
Less: unamortized debt issuance costs	12,181		1,581
Long-term debt, net	$245,632		$378,657

The following table summarizes the Company's borrowing availability under the ABL Facility:

	January 29, 2021		January 31, 2020
(in thousands)	Amount	Interest Rate	Amount	Interest Rate
ABL Facility maximum borrowing	$275,000		$175,000
Less: Outstanding borrowings	25,000	3.00%	—	—%
Less: Outstanding letters of credit	27,131		23,299
Borrowing availability under ABL Facility	$222,869		$151,701

Interest; Fees

The interest rates per annum applicable to the loans under the Current Term Loan Facility are based on a fluctuating rate of interest measured by reference to, at the borrower’s election, either (1) an adjusted LIBOR (with a minimum rate of 1%) plus 9.75%, or (2) an alternative base rate (which is the greater of (i) the prime rate published in the Wall Street Journal, (ii) the federal funds rate, which shall be no lower than 0% plus ½ of 1%, and (iii) the one month LIBOR rate plus 1% per annum) plus 8.75%.

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

The ABL Facility also includes (i) commitment fees which range from 0.25% to 0.375% based upon the average daily unused commitment (aggregate commitment less loans and letter of credit outstanding) under the ABL Facility for the preceding fiscal quarter and (ii) customary letter of credit fees.

Customary agency fees are payable in respect of the Debt Facilities.

Maturity; Amortization and Prepayments

The Current Term Loan Facility matures on September 9, 2025 and amortizes at a rate equal to 1.25% per quarter. It is subject to mandatory prepayments in an amount equal to a percentage of the borrower’s excess cash flows in each fiscal year, ranging from 0% to 75% depending on the Company’s total leverage ratio, and with the proceeds of certain asset sales, casualty events and extraordinary receipts. The loan may not be voluntarily prepaid during the first two years of its term, without significant penalties. A prepayment premium is applicable to voluntary prepayments and certain mandatory prepayments made prior to the fourth anniversary of the closing date of the Current Term Loan Facility.

The Company’s aggregate scheduled maturities of the Current Term Loan Facility and ABL Facility as of January 29, 2021 are as follows:

(in thousands)
2021	$13,750
2022	38,750
2023	13,750
2024	13,750
2025	216,563
Total	$296,563

Guarantees; Security

All obligations under the Debt Facilities are unconditionally guaranteed by the Company and, subject to certain exceptions, each of its existing and future direct and indirect subsidiaries. The ABL Facility is secured by a first priority security interest in certain working capital of the borrowers and guarantors consisting primarily of accounts receivable and inventory. The Current Term Loan Facility is secured by a second priority security interest in the same collateral with certain exceptions.

The Current Term Loan Facility is secured by a first priority security interest in certain property and assets of the borrowers and guarantors, including certain fixed assets such as real estate, stock of the subsidiaries and intellectual property, in each case, subject to certain exceptions. The ABL Facility is secured by a second priority interest in the same collateral, with certain exceptions.

Representations and Warranties; Covenants

Subject to specified exceptions, the Debt Facilities contain various representations and warranties and restrictive covenants that, among other things and subject to specified exceptions, restrict the Company and its subsidiaries’ ability to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business.

The Current Term Loan Facility is subject to certain financial covenants, including a quarterly maximum total leverage ratio test, a weekly minimum liquidity test and an annual maximum capital expenditure amount.

If excess availability under the ABL Facility falls below the greater of 10% of the Loan Cap amount or $15.0 million, the Company will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0.  The ABL Facility also has a cash maintenance provision which applies a limit of $75 million on the amount of cash and cash equivalents (subject to certain exceptions) that the Company may hold when outstanding loans under the ABL Facility are equal to or exceed $125 million.

The Debt Facilities contain certain affirmative covenants, including reporting requirements such as delivery of financial statements, certificates and notices of certain events, maintaining insurance, and providing additional guarantees and collateral in certain circumstances.

As of January 29, 2021, the Company was in compliance with all covenants related to the Debt Facilities.

Events of Default

The Debt Facilities include customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross default to certain other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, material judgments and change of control.

NOTE 4. LEASES

In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”), which changed how companies account for leases. On February 2, 2019, the Company adopted the guidance using the Comparatives under 840 option approach which waives the requirement to apply ASC 842 in the comparative periods presented within the financial statements in the year of adoption. Lands' End elected the practical expedient package, which among other practical expedients, includes the option to retain the historical classification of leases entered into prior to February 2, 2019. The Company also elected the practical expedient to combine lease and non-lease components.

The Company is a lessee under various lease agreements for its equipment and Company Operated store operations. The determination of whether an arrangement contains a lease and the classification of a lease, if applicable, is made at lease commencement (date in which the Company takes possession of the asset). At lease commencement the Company also measures and recognizes a right-of-use asset, representing the Company’s right to use the underlying asset, and a lease liability, representing the Company’s obligation to make lease payments under the terms of the arrangement. The lease term is defined as the noncancelable portion of the lease term plus any periods covered by an option to extend the lease, if it is reasonably certain that the option will be exercised. For the purposes of recognizing right-of-use assets and lease liabilities associated with the Company’s leases, the Company has elected the practical expedient of not recognizing a right-of-use asset or lease liability for short-term leases, which are leases with a term of twelve months or less. The Company's leases are classified as operating leases, which are included in the Operating lease right-of-use asset, Lease liability - current and Lease liability - long-term on the Company's Consolidated Balance Sheets.

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

At the time of implementation in Fiscal 2019, the Company determined certain Operating lease right-of-use assets were impaired and recorded a $1.7 million adjustment to beginning retained earnings related to these impairments, net of tax.

The Company is a lessee under various lease agreements for its Company Operated store operations and equipment. All leases are classified as operating leases. The Company’s leases have remaining terms of less than one year to ten years and contain various renewal options. The period which is subject to an option to extend the lease is included in the lease term if it is reasonably certain that the option will be exercised. Options to extend are reviewed within two years of option date.

The components of lease expense are as follows:

(in thousands)	Fiscal 2020	Fiscal 2019
Operating lease expense	$8,516	$9,210
Variable lease expense	2,303	1,682
Ending Balance	$10,819	$10,892

Short-term lease cost was not material for Fiscal 2020 or Fiscal 2019.

Supplemental balance sheet information related to operating leases are as follows:

(in thousands)	Fiscal 2020	Fiscal 2019
Operating lease right-of-use asset	$35,475	$38,665
Lease liability - current	5,183	5,864
Lease liability - long-term	37,811	39,841
Weighted average remaining lease term in years	7.56	8.03
Weighted average discount rate	6.44%	6.39%

Supplemental cash flow information related to operating leases are as follows:

(in thousands)	Fiscal 2020	Fiscal 2019
Operating cash outflows from operating leases	$8,710	$10,631
Operating lease right-of-use-assets obtained in exchange for lease liabilities	3,406	19,584

Maturities of operating lease liabilities as of January 29, 2021 are as follows:

(in thousands)
2021	$10,458
2022	8,972
2023	7,140
2024	6,290
2025	5,774
Thereafter	19,336
Total operating lease payments	$57,970
Less imputed interest	14,976
Present value of lease liabilities	$42,994

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

ii.

Performance-based stock awards ("Performance Awards") are in the form of restricted stock units and have, in addition to a service requirement, performance criteria that must be achieved for the awards to be earned. For Performance Awards granted in Fiscal 2018 and after, the Target Shares earned can range from 50% to 200% once minimum thresholds have been reached, and depend on the achievement of Adjusted EBITDA and revenue performance measures for the cumulative three-fiscal year performance period beginning in the fiscal year of the grant date. The applicable percentage of the Target Shares, as determined by performance, vest after the completion of the applicable three-year performance period, and unearned Target Shares are forfeited. The fair value of the Performance Awards granted in Fiscal 2018 and after are based on the closing price of the Company’s common stock on the grant date. Stock based compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover and adjusted based on the Company's estimate of the percentage of the aggregate Target Shares expected to be earned. Typically, the Company accrues for Performance Awards on a 100% payout unless it becomes probable that the outcome will be significantly different, or the performance can be accurately measured. The performance period has been completed for the 2018 Performance Awards and based on the Company’s performance relative to the Adjusted EBITDA and revenue performance measures these awards are accrued at 111%. The 2019 Performance Awards are accrued at 100% payout.

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

The following table summarizes the Company's stock-based compensation expense, which is included in Selling and administrative expense in the Consolidated Statements of Operations:

(in thousands)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Deferred Awards	$5,752	$5,591	$4,407
Performance Awards	2,701	2,352	1,006
Option Awards	748	748	748
Total stock-based compensation expense	$9,201	$8,690	$6,161

Deferred Awards

The following table provides a summary of the Deferred Awards activity for Fiscal 2020 and Fiscal 2019:

	Fiscal Year Ended
	January 29, 2021		January 31, 2020
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested deferred awards at beginning of year	745	$18.49	594	$21.96
Granted	765	6.97	428	15.62
Vested	(299)	19.68	(210)	21.93
Forfeited	(118)	12.22	(67)	20.65
Unvested deferred awards at end of year	1,093	$10.86	745	$18.49

Total unrecognized stock-based compensation expense related to unvested Deferred Awards was approximately $5.4 million as of January 29, 2021, which is expected to be recognized ratably over a weighted average period of 1.7 years. Deferred Awards granted to employees during Fiscal 2020 vest ratably over a period of three years.

Performance Awards

The following table provides a summary of the Performance Awards activity for Fiscal 2020 and Fiscal 2019:

	Fiscal Year Ended
	January 29, 2021		January 31, 2020
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested performance awards at beginning of year	412	$18.15	176	$21.93
Granted	—	—	265	15.73
Change in estimate - performance	16	21.90	—	—
Vested	—	—	—	—
Forfeited	(35)	18.02	(29)	18.85
Unvested performance awards at end of year	393	$18.32	412	$18.15

Total unrecognized stock-based compensation expense related to unvested Performance Awards was approximately $1.5 million as of January 29, 2021 which is expected to be recognized ratably over a weighted average period of 1.0 years. Performance Awards granted to employees during Fiscal 2019 and Fiscal 2018 vest, if earned, after completion of the applicable three-year performance period.

Options Awards

The following table provides a summary of the Options Award activity for Fiscal 2020 and Fiscal 2019:

	Fiscal Year Ended
	January 29, 2021		January 31, 2020
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested option awards at beginning of year	171	$8.73	257	$8.73
Granted	—	—	—	—
Vested	(86)	8.73	(86)	8.73
Forfeited	—	—	—	—
Unvested option awards at end of year	85	$8.73	171	$8.73

Total unrecognized stock-based compensation expense related to unvested Option Awards was approximately $0.1 million as of January 29, 2021, which is expected to be recognized ratably over a weighted average period of 0.2 years. The Option Awards have a life of ten years and vest ratably over the first four years. As of January 29, 2021, 257,351 shares related to Option Awards were exercisable. No options were exercised during the fiscal year ended January 29, 2021.

NOTE 6. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

(in thousands)	January 29, 2021	January 31, 2020
Accrued employee compensation and benefits	$54,944	$42,809
Deferred gift card revenue	26,798	22,592
Reserve for sales returns and allowances	25,716	21,641
Accrued property, sales and other taxes	24,905	9,242
Deferred revenue	17,187	8,096
Other	12,432	9,736
Total other current liabilities	$161,982	$114,116

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

Restricted cash is reflected on the Consolidated Balance Sheets at fair value. The fair value of Restricted cash as of January 29, 2021 and January 31, 2020 was $1.9 million and $2.1 million, respectively, based on Level 1 inputs. Restricted cash amounts are valued based upon statements received from financial institutions.

Carrying values and fair values of other financial instruments in the Consolidated Balance Sheets are as follows:

	January 29, 2021		January 31, 2020
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$271,563	$277,265	$385,388	$378,643

Long-term debt, net is reflected in the Consolidated Balance Sheets at amortized cost. The fair value of debt was determined utilizing Level 3 valuation techniques based on a third-party analysis as of January 29, 2021. The fair value of debt on January 31, 2020 was determined utilizing Level 2 valuation techniques based on the closing inactive market bid price on January 31, 2020. There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis as of January 29, 2021 and January 31, 2020.

NOTE 8. GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSET

The Company's intangible assets, consisting of a goodwill and trade name, were originally valued in connection with a business combination accounted for under the purchase accounting method. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired.

The following table summarizes the Company's goodwill and indefinite-lived intangible asset:

(in thousands)	January 29, 2021	January 31, 2020
Goodwill balance	$106,700	$110,000
Trade name balance	$257,000	$257,000

ASC 350, Intangibles - Goodwill and Other, requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that the carrying amount may not be recoverable. In First Quarter 2020, the Company tested goodwill for impairment in response to the COVID-19 pandemic for its Outfitters and Japan eCommerce reporting units. The testing resulted in no impairment for the Outfitters reporting unit and full impairment of the $3.3 million goodwill allocated to the Japan eCommerce reporting unit, which is recorded in Other operating expense, net in the Consolidated Statements of Operations. The Company completed its annual impairment test for all reporting units in Fiscal 2020 and no further impairment charges were recorded. Of the total $106.7 million of goodwill recorded as of January 29, 2021, $70.4 million and $36.3 million relates to the Company’s U.S. eCommerce and Outfitters reporting units, respectively. The Company conducted impairment testing of its goodwill in Fiscal 2019 and Fiscal 2018 and there was no impairment charge recorded for goodwill.

In Fiscal 2020, Fiscal 2019, and Fiscal 2018, the Company conducted impairment testing of its indefinite-lived intangible asset. There were no impairments of the trade name during any period presented.

NOTE 9. INCOME TAXES

The Company's income (loss) before income taxes in the United States and in foreign jurisdictions is as follows:

(in thousands)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Income before income taxes
United States	$173	$21,406	$16,297
Foreign	12,419	(44)	(6,666)
Total income before income taxes	$12,592	$21,362	$9,631

Certain foreign operations are branches of Lands’ End and are subject to U.S. as well as foreign income tax.  The pretax income by location and the analysis of the income tax provision by taxing jurisdiction are not directly related.

The components of the provision for (benefit from) income taxes are as follows:

(in thousands)	Fiscal 2020	Fiscal 2019	Fiscal 2018
United States	$725	$2,105	$(1,959)
Foreign	1,031	(33)	—
Total provision (benefit)	$1,756	$2,072	$(1,959)

(in thousands)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Current:
Federal	$8,334	$979	$(4,457)
State	3,675	1,549	2,275
Foreign	517	—	—
Total current	12,526	2,528	(2,182)
Deferred:
Federal	(8,413)	340	1,650
State	(2,871)	(763)	(1,427)
Foreign	514	(33)	—
Total deferred	(10,770)	(456)	223
Total provision (benefit)	$1,756	$2,072	$(1,959)

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Tax at statutory federal tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	5.0%	2.9%	10.0%
Foreign differential	2.7%	(4.0)%	(4.6)%
Permanent differences	16.8%	4.3%	23.4%
CARES Act	(24.6)%	—%	—%
Repatriation of foreign earnings	—%	—%	(38.4)%
Uncertain tax benefits	(1.6)%	(0.8)%	(38.6)%
Change in foreign valuation allowance	(3.8)%	4.2%	19.2%
Foreign branches	—%	(15.9)%	—%
Other, net	(1.6)%	(2.0)%	(12.3)%
Total	13.9%	9.7%	(20.3)%

Deferred tax assets and liabilities consisted of the following:

(in thousands)	January 29, 2021	January 31, 2020	February 1, 2019
Deferred tax assets
Deferred revenue	$4,882	$3,797	$3,053
Legal accruals	3,551	1,938	1,714
Deferred compensation	16,147	12,507	10,360
Reserve for returns	3,072	2,654	2,271
Inventory	6,390	3,413	3,690
CTA investment in foreign subsidiaries	2,987	3,453	3,505
Operating lease liabilities	9,677	10,319	—
Other	2,668	2,764	3,041
Net operating loss carryforward	3,093	6,018	5,117
Total deferred tax assets	52,467	46,863	32,751
Less valuation allowance	(3,896)	(6,526)	(5,079)
Net deferred tax assets	$48,571	$40,337	$27,672

Deferred tax liabilities
Intangible assets	$62,372	$62,397	$62,959
LIFO reserve	15,191	17,503	16,382
Property and equipment	8,660	7,208	5,098
Operating lease right-of-use assets	7,882	8,586	—
Catalog advertising	1,812	2,294	1,903
Total deferred tax liabilities	95,917	97,988	86,342
Net deferred tax liability	$47,346	$57,651	$58,670

As of January 29, 2021, the Company had $8.5 million of state net operating loss (“NOL”) carryforwards (generating a $0.6 million deferred tax asset) available to offset future taxable income. The state NOL carryforwards generally expire between 2022 and 2038 with certain state NOLs generated after 2017 having indefinite carryforward. The Company’s foreign subsidiaries had $8.9 million of NOL carryforwards (generating a $2.5 million deferred tax asset) available to offset future taxable income. These foreign NOLs can be carried forward indefinitely, however, a valuation allowance was established since the future utilization of these NOLs is uncertain.

A reconciliation of the beginning and ending amount of UTBs is as follows:

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Gross UTB balance at beginning of period	$1,202	$1,458	$4,531
Tax positions related to the prior periods - gross decreases	(190)	(179)	(2,588)
Settlements	—	(77)	(485)
Gross UTB balance at end of period	$1,012	$1,202	$1,458

As of January 29, 2021, the Company had UTBs of $1.0 million. Of this amount, $0.8 million would, if recognized, impact its effective tax rate. The Company does not expect that UTBs will fluctuate significantly in the next 12 months for tax audit settlements and the expiration of the statute of limitations for certain jurisdictions. Tax years 2015 through 2019 remain open for examination by the Internal Revenue Service as well as various state and foreign jurisdictions.

The Company classifies interest expense and penalties related to UTBs and interest income on tax overpayments as components of income tax expense. As of January 29, 2021, the total amount of interest expense and penalties recognized on the balance sheet was $0.6 million ($0.5 million net of federal benefit). As of January 31, 2020, the total amount of interest and penalties recognized on the balance sheet was $0.7 million ($0.6 million net of federal benefit). The total amount of net interest expense recognized in the Consolidated Statements of Operations was insignificant for all periods presented. The Company files income tax returns in both the United States and various foreign jurisdictions.

Impacts of the Tax Act

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

In December 2017, the SEC staff issued Staff Accounting Bulletin (SAB) 118 to provide guidance for companies that had not completed their accounting for the income tax effects of the Tax Act. Due to the complexities involved in accounting for the enactment of the Tax Act, SAB 118 allowed for a provisional estimate of the impacts of the Tax Act in the Company’s earnings for the year ended February 2, 2018, as well as up to a one-year measurement period that ended on December 22, 2018, for any subsequent adjustments to such provisional estimate. Pursuant to SAB 118, the Company completed its analysis of the impacts of the Tax Act, including analyzing the effects of any Internal Revenue Service (IRS) and U.S. Treasury guidance issued, and state tax law changes enacted, within the maximum one-year measurement period resulting in an additional $3.7 million benefit in Fiscal 2018.

Impacts of the CARES Act

In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020. The CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferment of employer side social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. In Fiscal 2020, the Company recorded a $3.1 million benefit related to the technical corrections aspect of the CARES Act related to carryback of net operating losses in years beginning in 2017.

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

Lands' End is the defendant in three separate lawsuits, each of which allege adverse health events and personal property damage as a result of wearing uniforms manufactured by Lands’ End: (1) Gilbert et al. v. Lands' End, Inc., United States District Court for the Western District of Wisconsin, Civil Action No. 3:19-cv-00823-JDP, complaint filed October 3, 2019; (2) Andrews et al. v. Lands' End, Inc., United States District Court for the Western District of

Wisconsin, Civil Action No. 3:19-cv-01066-JDP, complaint filed on December 31, 2019, on behalf of 521 named plaintiffs, later amended to include 1,089 named plaintiffs; and (3) Davis et al. v. Lands' End, Inc. and Lands' End Business Outfitters, Inc., United States District Court for the Western District of Wisconsin, Case No. 3:20-cv-00195, complaint filed on March 4, 2020. Plaintiffs in Gilbert, Andrews, and Davis seek nationwide class certification on behalf of similarly situated Delta employees.

By order dated April 20, 2020, the Court consolidated the Gilbert and Andrews cases (the “Consolidated Wisconsin Action”) and stayed the Davis case. Plaintiffs in the Consolidated Wisconsin Action and Davis each assert that the damages sustained by the members of the proposed class exceed $5,000,000. Plaintiffs in each case seek damages for personal injuries, pain and suffering, severe emotional distress, financial or economic loss, including medical services and expenses, lost income and other compensable injuries. Plaintiffs in the Consolidated Wisconsin Action seek class certification with respect to performance of the uniforms and warranty claims and maintain individual claims for personal injury by numerous named plaintiffs.

The Consolidated Wisconsin Action has several motions pending before the Court and continues to be in discovery. Lands' End is vigorously defending these lawsuits and believes they are without merit.

NOTE 11. RELATED PARTY AGREEMENTS AND TRANSACTIONS

At the time of the Separation, ESL beneficially owned significant portions of both the Company’s and Sears Holdings’ outstanding shares of common stock and therefore, Sears Holdings, the Company’s former parent company, was considered a related party both prior to and after the Separation.

On February 11, 2019, Transform Holdco acquired from Sears Holdings substantially all of the go-forward retail footprint and other assets and component businesses of Sears Holdings as a going concern. The Company believes that ESL holds a significant portion of the membership interests of Transform Holdco and therefore consider that entity to be a related party as well.

In connection with and subsequent to the Separation, the Company entered into various agreements with Sears Holdings which, among other things, (i) governed specified aspects of the Company's relationship following the Separation, especially with regards to the Lands’ End Shops at Sears, and (ii) established terms pursuant to which subsidiaries of Sears Holdings provided services to the Company. Some of these agreements have been assumed by and assigned to Transform Holdco.

Lands' End Shops at Sears

All Lands’ End Shops at Sears closed by January 31, 2020 and accordingly there was no rent or retail operation related party transactions with Sears Holdings or Transform Holdco in Fiscal 2020. Total rent, retail services and other costs related to Lands’ End Shops at Sears were $7.7 million in Fiscal 2019 and $30.6 million in Fiscal 2018.

Sourcing

The Company contracted with a subsidiary of Sears Holdings, which became a subsidiary of Transform Holdco, to provide agreed upon buying agency services, on a non-exclusive basis, in foreign territories from where the Company purchases merchandise. These sourcing services, primarily based upon quantities purchased, included quality-control functions, regulatory compliance, product claims management and new vendor selection and setup assistance. The Company's contract for these services expired on June 30, 2020

Total expense from these sourcing services was $2.2 million for Fiscal 2020, $7.5 million for Fiscal 2019 and $7.5 million for Fiscal 2018. These amounts were capitalized into inventory and expensed through cost of goods sold over the course of inventory turns and included in Cost of sales in the Consolidated Statements of Operations.  Additionally, a final payment of $1.0 million was paid to the affiliate of Transform Holdco associated with the transitioning of a sourcing office. This was recorded in Other expense (income), net in the Consolidated Statements of Operations.

In anticipation of the expiration of the buying agency service agreement, the Company established a sourcing office located in Hong Kong which became operational in April 2020.

NOTE 12. SEGMENT REPORTING

The Company's operating segments consist of U.S. eCommerce, Outfitters, Europe eCommerce, Japan eCommerce, Third Party and Retail. The Company reviewed its current structure of its business units and the internal reporting used to provide information to management.  As a result of this process, the Company concluded there is one additional operating segment, Third Party. This business consists of U.S. wholesale revenues and sales on third-party marketplaces.  The Company determined that each of the operating segments share similar economic and other qualitative characteristics thus the results of the operating segments are aggregated into one external reportable segment, consistent with the Company's multi-channel business approach.

Lands’ End identifies five separate distribution channels for revenue reporting purposes:

U.S. eCommerce offers products through the Company's eCommerce website utilizing digital marketing and direct mail catalogs.

International offers products primarily to consumers located in Europe and Japan through eCommerce international websites and third party affiliates.

Outfitters sells products to end consumers, located primarily in the U.S., through negotiated arrangements to make specific styles or customized products available to employees and members of client organizations, as well as through the Company's eCommerce websites.

Third Party sells the same products as U.S. eCommerce but to domestic wholesale customers or direct to consumer through third-party marketplaces and websites.

Retail sells products and services through Company Operated stores.

Net revenue is presented by product channel in the following table:

(in thousands)	Fiscal 2020	% of Revenue	Fiscal 2019	% of Revenue	Fiscal 2018	% of Revenue
U.S. eCommerce	$961,911	67.4%	$910,088	62.8%	$854,361	58.9%
International	222,878	15.6%	181,087	12.5%	179,637	12.4%
Outfitters	174,260	12.2%	285,807	19.7%	289,251	19.9%
Third Party	39,945	2.8%	13,654	0.9%	5,931	0.4%
Retail	28,454	2.0%	59,565	4.1%	122,412	8.4%
Total Net revenue	$1,427,448		$1,450,201		$1,451,592

The geographical allocation of Net revenue is based upon where the product is shipped. The following presents summarized geographical information:

(in thousands)	Fiscal 2020	% of Revenue	Fiscal 2019	% of Revenue	Fiscal 2018	% of Revenue
United States	$1,191,346	83.4%	$1,247,288	86.0%	$1,245,157	85.8%
Europe	175,011	12.3%	137,134	9.5%	138,761	9.6%
Asia	49,725	3.5%	48,470	3.3%	50,203	3.5%
Other	11,366	0.8%	17,309	1.2%	17,471	1.1%
Total Revenue	$1,427,448		$1,450,201		$1,451,592

Other than the United States and Europe, no geographic region represented more than 10% of Net revenue.

Property and equipment, net by geographical location are as follows:

(in thousands)	Fiscal 2020	Fiscal 2019	Fiscal 2018
United States	$136,038	$148,340	$140,663
Europe	8,267	8,716	8,773
Asia	983	609	458
Total Property and equipment, net	$145,288	$157,665	$149,894

Other than the United States, no geographic region is greater than 10% of total Property and equipment, net.

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

Based on their evaluation, the Chief Executive Officer and the President and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15-d-15(e) under the Securities Exchange Act of 1934, as amended) are effective as of January 29, 2021.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and the President and Chief Financial Officer to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected on a timely basis.

Management, including our Chief Executive Officer and our President and Chief Financial Officer conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation our management concluded that our internal control over financial reporting was effective as of January 29, 2021. Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies including our Company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We continually monitor and assess the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 10 with respect to directors, the audit committee, audit committee financial experts and Section 16(a) beneficial ownership reporting compliance is included under the headings "Item 1. Election of Directors - Committees of the Board," "Corporate Governance - Director Independence" and in the biographies of the directors contained in "Item 1. Election of Directors," in our definitive proxy statement for our annual meeting of stockholders to be held on May 13, 2021 (the "2021 Proxy Statement") which are incorporated herein by reference.  With regard to the information required by this item regarding compliance with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement related to the 2020 Annual Meeting of Shareholders under the heading "Other Information - Delinquent Section 16(a) Reports", and such disclosure, if any, is incorporated herein by reference.  The 2021 Proxy Statement will be filed within 120 days after the end of our fiscal year.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth in our 2021 Proxy Statement under Item 1. Election of Directors (i) under the heading "Compensation of Directors," and (ii) under the heading "Executive Compensation," under the subheadings "Compensation Discussion and Analysis," "Compensation Committee Report," and "Compensation Committee Interlocks and Insider Participation," "Summary Compensation Table," "Grants of Plan-Based Awards," "Outstanding Equity Awards at 2020 Fiscal Year End," "Option Exercises and Stock Vested," "Employment Arrangements," "Potential Payments upon Termination of Employment," and "CEO Pay Ratio," and is incorporated herein by reference. The material incorporated herein by reference to the information set forth under the heading "Executive Compensation - Compensation Committee Report" of the 2021 Proxy Statement shall be deemed furnished, and not filed, in this Annual Report on Form 10-K and shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, as a result of this furnishing except to the extent that it is specifically incorporated by reference by the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading "Item 1. Election of Directors - Beneficial Ownership of the Company's Common Stock" of the 2021 Proxy Statement.

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company's equity compensation plans as of January 29, 2021:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	Weighted- average exercise price of outstanding options, warrants and rights*	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))** (in thousands)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,506	22.00	1,540
Equity compensation plans not approved by security holders***	324	18.10	—
Total	1,830	18.66	—
*	The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding awards of RSUs, which have no exercise price.
**

Represents shares of common stock that may be issued pursuant to the Lands' End, Inc. Amended and Restated 2017 Stock Plan (the "2017 Stock Plan"). Awards under the 2017 Stock Plan may be restricted stock, stock unit awards, incentive stock options, nonqualified stock options, stock appreciation rights, or certain other stock-based awards.

***

In connection with commencing employment, on March 6, 2017, the current CEO was granted options to purchase 294,118 shares of the Company’s common stock all of which were outstanding, and 117,647 restricted stock units, of which 29,411 were unvested as of January 29, 2021.  These awards were made as inducement grants outside of our stockholder approved stock plans in accordance with NASDAQ Listing Rule 5635(c)(4).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the material under the headings "Certain Relationships and Transactions" and "Corporate Governance" of the 2021 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accountant fees and services is incorporated herein by reference to the material under the heading "Item 3. Ratification of Appointment of Independent Registered Public Accounting Firm - Independent Registered Accounting Firm Fees" of the 2021 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following information required under this item is filed as part of this report:

1. Financial Statements

See the “Index to Consolidated Financial Statements” on page 43 of this report.

2. Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and accompanying notes included in this Form 10-K.

3. Exhibits required by Item 601 of Regulation S-K.

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

4.2

First Amendment to ABL Credit Agreement, dated December 3, 2019, by and between Lands’ End, Inc. (as the Lead Borrower), Wells Fargo Bank, N.A. (as Agent, L/C Issuer and Swing Line Lender), the Other Lenders party thereto, Citizens Bank, N.A. (as Lender) and Suntrust Bank (as Lender), BMO Harris Bank N.A. (as Lender), and JPMorgan Chase Bank N.A. (as Lender) (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2020).

4.3

Second Amendment to ABL Credit Agreement, dated August 12, 2020, by and among Lands’ End, Inc. (as the Lead Borrower), the guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association (as Agent, L/C Issuer and Swing Line Lender) (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2020 (File No. 001-09769)).

4.4

Term Loan Credit Agreement, dated September 9, 2020, among Lands’ End Inc., as the Borrower, Fortress Credit Corp., as Administrative Agent and Collateral Agent, and the lenders party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on September 15, 2020 (File No. 001-09769))

4.5

Guaranty and Security Agreement, dated September 9, 2020, by Lands’ End, Inc., as the Borrower, and the other grantors party thereto and Fortress Credit Corp., as Agent (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on September 15, 2020 (File No. 001-09769))

*4.6	Description of Securities Registered Under Section 12 of the Exchange Act.

10.1	Lands' End, Inc. Amended and Restated 2017 Stock Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Lands' End, Inc. on May 13, 2019 (File No. 001-09769)).**

10.2

Director Compensation Policy effective as of March 19, 2019 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2019 (File No. 001-09769))**

10.3

Lands' End, Inc. Umbrella Incentive Program (As Amended and Restated) (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).**

10.4

Lands' End, Inc. 2014 Stock Plan (As Amended and Restated) (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).**

10.5	Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 16, 2021 (File No. 001-09769)).**

10.6	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 16, 2021 (File No. 001-09769)).**

10.7	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 16, 2021 (File No. 001-09769)).**

10.8

Lands' End, Inc. Annual Incentive Plan (As Amended and Restated) (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).**

10.9

Lands' End, Inc. Long-Term Incentive Program (As Amended and Restated) (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).**

10.10

Lands' End, Inc. Cash Long-Term Incentive Plan (As Amended and Restated) (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).**

10.11

Letter from Lands' End, Inc. to Jerome S. Griffith relating to employment, dated December 19, 2016 (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2017 (File No. 001-09769)).**

*10.12	Executive Severance Agreement dated and effective as of December 19, 2016 between Lands' End, Inc. and its affiliates and subsidiaries and Jerome S. Griffith.**

10.13

Sign-on Restricted Stock Unit Agreement dated and effective as of March 6, 2017 between Lands' End, Inc. and Jerome S. Griffith (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2017 (File No. 001-09769)).**

10.14

Sign-on Nonqualified Stock Option Agreement dated and effective as of March 6, 2017 between Lands' End, Inc. and Jerome S. Griffith (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2017 (File No. 001-09769)).**

10.15

Letter from Lands' End, Inc. to James Gooch relating to employment, dated January 26, 2016 and effective as of January 27, 2016 (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2016 (File No. 001-09769)).**

10.16

Letter from Lands' End, Inc. to James Gooch relating to employment, dated December 20, 2016 (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2017 (File No. 001-09769)).**

10.17

Letter from Lands' End, Inc. to James Gooch relating to employment, dated March 29, 2017 (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2017 (File No. 001-09769)).**

10.18

Executive Severance Agreement dated and effective as of January 27, 2016 between Lands' End, Inc. and its affiliates and subsidiaries and James Gooch (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2019 (File No. 001-09769)).**

10.19

Letter from Lands' End, Inc. to Peter L. Gray relating to employment, dated April 21, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 28, 2017 (File No. 001-09769)).**

10.20

Executive Severance Agreement dated and effective as of April 21, 2017 between Lands' End, Inc. and its affiliates and subsidiaries and Peter L. Gray (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 28, 2017 (File No. 001-09769)).**

10.21

Letter from Lands' End, Inc. to Chieh Tsai relating to employment, dated January 3, 2019 (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2019 (File No. 001-09769)).**

10.22

Executive Severance Agreement dated and effective as of January 7, 2019 between Lands' End, Inc. and its affiliates and subsidiaries and Chieh Tsai (incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2019 (File No. 001-09769)).**

10.23

Executive Severance Agreement dated and effective as of December 5, 2014 between Lands' End, Inc. and its affiliates and subsidiaries and Kelly Ritchie (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2019 (File No. 001-09769)).**

*10.24	Letter from Lands' End, Inc. to Sarah Rasmusen relating to employment, dated October 16, 2017.**

*10.25	Letter from Lands' End, Inc. to Sarah Rasmusen relating to employment, dated September 4, 2019.**

*10.26	Executive Severance Agreement dated and effective as of October 16, 2017 between Lands' End, Inc. and Sarah Rasmusen.**

*21	Subsidiaries of Lands' End, Inc.

*23	Consent of Deloitte & Touche LLP.

*31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

*101.INS	Inline XBRL Instance Document
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

*	Filed herewith.

**	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of Form 10-K.
***	This exhibit shall be deemed to be "furnished" and not "filed."

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

LANDS' END, INC. (Registrant)
By:	/s/ James Gooch
Name:	James Gooch
Title:	President and Chief Financial Officer
Date:	March 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:		Date:
/s/ Jerome Griffith	Director and Chief Executive Officer (Principal Executive Officer)	March 25, 2021
Jerome Griffith

/s/ James Gooch	President and Chief Financial Officer (Principal Financial Officer)	March 25, 2021
James Gooch

/s/ Bernard McCracken	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 25, 2021
Bernard McCracken

/s/ Josephine Linden	Chair of the Board of Directors	March 25, 2021
Josephine Linden

/s/ Robert Galvin	Director	March 25, 2021
Robert Galvin

/s/ Elizabeth Leykum	Director	March 25, 2021
Elizabeth Leykum

/s/ John T. McClain	Director	March 25, 2021
John T. McClain

/s/ Maureen Mullen Murphy	Director	March 25, 2021
Maureen Mullen Murphy

/s/ Jignesh Patel	Director	March 25, 2021
Jignesh Patel

/s/ Jonah Staw	Director	March 25, 2021
Jonah Staw