Form 10-Q
period 2021-04-30
LANDS' END, INC.
filed 2021-06-02
CIK 799288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2021

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

As of May 25, 2021, the registrant had 32,979,988 shares of common stock, $0.01 par value, outstanding.

LANDS’ END, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED APRIL 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDS’ END, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	13 Weeks Ended
(in thousands, except per share data)	April 30, 2021	May 1, 2020
Net revenue	$321,297	$217,008
Cost of sales (excluding depreciation and amortization)	173,560	122,853
Gross profit	147,737	94,155

Selling and administrative	125,522	105,796
Depreciation and amortization	9,904	8,786
Other operating expense, net	443	4,285
Operating income (loss)	11,868	(24,712)
Interest expense	9,060	5,311
Other income, net	(167)	(173)
Income (loss) before income taxes	2,975	(29,850)
Income tax expense (benefit)	336	(9,207)
NET INCOME (LOSS)	$2,639	$(20,643)
NET INCOME (LOSS) PER COMMON SHARE
Basic:	$0.08	$(0.64)
Diluted:	$0.08	$(0.64)

Basic weighted average common shares outstanding	32,769	32,448
Diluted weighted average common shares outstanding	33,712	32,448

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Comprehensive Operations

(Unaudited)

	13 Weeks Ended
(in thousands)	April 30, 2021	May 1, 2020
NET INCOME (LOSS)	$2,639	$(20,643)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	311	(1,259)
COMPREHENSIVE INCOME (LOSS)	$2,950	$(21,902)

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	April 30, 2021	May 1, 2020	January 29, 2021
ASSETS
Current assets
Cash and cash equivalents	$36,181	$59,134	$33,933
Restricted cash	2,327	1,953	1,861
Accounts receivable, net	41,350	35,381	37,574
Inventories, net	394,287	383,163	382,106
Prepaid expenses and other current assets	36,527	46,221	40,356
Total current assets	510,672	525,852	495,830
Property and equipment, net	139,991	155,511	145,288
Operating lease right-of-use asset	34,258	38,621	35,475
Goodwill	106,700	106,700	106,700
Intangible asset, net	257,000	257,000	257,000
Other assets	4,056	4,651	5,215
TOTAL ASSETS	$1,052,677	$1,088,335	$1,045,508
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current borrowings on ABL Facility	$—	$75,000	$—
Current portion of long-term debt	13,750	382,858	13,750
Accounts payable	105,597	101,445	134,007
Lease liability - current	4,962	5,867	5,183
Other current liabilities	145,206	82,904	161,982
Total current liabilities	269,515	648,074	314,922
Long-term borrowings on ABL Facility	80,000	—	25,000
Long-term debt, net	242,790	—	245,632
Lease liability - long-term	36,693	41,388	37,811
Deferred tax liabilities	47,441	65,446	47,346
Other liabilities	6,085	5,529	5,094
TOTAL LIABILITIES	682,524	760,437	675,805
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 authorized: 480,000 shares; issued and outstanding: 32,977, 32,596 and 32,614, respectively	330	326	326
Additional paid-in capital	366,868	362,072	369,372
Retained earnings (accumulated deficit)	13,865	(20,253)	11,226
Accumulated other comprehensive loss	(10,910)	(14,247)	(11,221)
TOTAL STOCKHOLDERS' EQUITY	370,153	327,898	369,703
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,052,677	$1,088,335	$1,045,508

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	13 Weeks Ended
(in thousands)	April 30, 2021	May 1, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,639	$(20,643)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,904	8,786
Amortization of debt issuance costs	775	429
Loss on property and equipment	443	842
Stock-based compensation	2,513	1,828
Deferred income taxes	8	8,132
Goodwill impairment	—	3,300
Other	276	821
Change in operating assets and liabilities:
Accounts receivable	(3,915)	15,568
Inventories	(11,932)	(8,502)
Accounts payable	(28,545)	(54,084)
Other operating assets	4,820	(8,666)
Other operating liabilities	(15,688)	(28,009)
Net cash used in operating activities	(38,702)	(80,198)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(4,942)	(10,789)
Net cash used in investing activities	(4,942)	(10,789)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under ABL Facility	75,000	75,000
Payments of borrowings under ABL Facility	(20,000)	—
Principal payments on long-term debt, net	(3,438)	(1,288)
Payments of employee withholding taxes on share-based compensation	(5,013)	(410)
Payment of debt-issuance costs	(35)	—
Net cash provided by financing activities	46,514	73,302
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(156)	(525)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2,714	(18,210)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	35,794	79,297
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$38,508	$61,087
SUPPLEMENTAL CASH FLOW DATA
Unpaid liability to acquire property and equipment	$3,227	$4,707
Income taxes paid, net of refunds	$(5,152)	$(1,210)
Interest paid	$7,911	$4,667
Lease liabilities arising from obtaining Operating lease right-of-use assets	$—	$3,074

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS' END, INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock Issued		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders'
(in thousands)	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 29, 2021	32,614	$326	$369,372	$11,226	$(11,221)	$369,703
Net income	—	—	—	2,639	—	2,639
Cumulative translation adjustment, net of tax	—	—	—	—	311	311
Stock-based compensation expense	—	—	2,513	—	—	2,513
Vesting of restricted shares	553	4	(4)	—	—	—
Restricted stock shares surrendered for taxes	(190)	—	(5,013)	—	—	(5,013)
Balance at April 30, 2021	32,977	$330	$366,868	$13,865	$(10,910)	$370,153

	Common Stock Issued		Additional Paid-in	Retained Earnings/ (Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands)	Shares	Amount	Capital	Deficit)	Loss	Equity
Balance at January 31, 2020	32,382	$324	$360,656	$390	$(12,988)	$348,382
Net loss	—	—	—	(20,643)	—	(20,643)
Cumulative translation adjustment, net of tax	—	—	—	—	(1,259)	(1,259)
Stock-based compensation expense	—	—	1,828	—	—	1,828
Vesting of restricted shares	275	2	(2)	—	—	—
Restricted stock shares surrendered for taxes	(61)	—	(410)	—	—	(410)
Balance at May 1, 2020	32,596	$326	$362,072	$(20,253)	$(14,247)	$327,898

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BACKGROUND AND BASIS OF PRESENTATION

Description of Business

Lands' End, Inc. ("Lands' End" or the "Company") is a leading uni-channel retailer of casual clothing, accessories, footwear and home products. Lands’ End offers products online at www.landsend.com, on third-party online marketplaces and through its own Company Operated stores, as well as, third-party retail locations.  Lands’ End is a classic American lifestyle brand with a passion for quality, legendary service and real value and seeks to deliver timeless style for women, men, kids and home.

Terms that are commonly used in the Company's Notes to Condensed Consolidated Financial Statements are defined as follows:

•

ABL Facility - Asset-based senior secured credit agreements, providing for a revolving facility, dated as of November 16, 2017, with Wells Fargo Bank, N.A. and certain other lenders, as amended to date

•

Adjusted EBITDA - Net income (loss) appearing on the Condensed Consolidated Statements of Operations net of Income tax expense/(benefit), Interest expense, Depreciation and amortization and certain significant items

•

ASC – Financial Accounting Standards Board Accounting Standards Codification, which serves as the source for authoritative GAAP, as supplemented by rules and interpretive releases by the SEC which are also sources of authoritative GAAP for SEC registrants

•	ASU – Financial Accounting Standards Board Accounting Standards Update

•	CARES Act – The Coronavirus Aid, Relief and Economic Security Act signed into law on March 27, 2020

•	Company Operated stores – Lands’ End retail stores in the Retail channel

•

Current Term Loan Facility – Term loan credit agreement, dated as of September 9, 2020, among the Company, Fortress Credit Corp., as Administrative Agent and Collateral Agent, and the lenders party thereto

•	Debt Facilities - Collectively, the Current Term Loan Facility and ABL Facility

•	Deferred Awards - Time vesting stock awards

•	EPS - Earnings per share

•	ESL - ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert

•	FASB - Financial Accounting Standards Board

•	First Quarter 2021 – The 13 weeks ended April 30, 2021

•	First Quarter 2020 - The 13 weeks ended May 1, 2020

•	Fiscal 2019 - The 52 weeks ended January 31, 2020

•	Fiscal 2020 - The 52 weeks ended January 29, 2021

•

Former Term Loan Facility - Term loan credit agreements, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders, and replaced by the Current Term Loan Facility on September 9, 2020

•	GAAP - Accounting principles generally accepted in the United States

•	LIBOR - London inter-bank offered rate

•	Option Awards - Stock option awards

•	Performance Awards - Performance-based stock awards

•	Sears Holdings - Sears Holdings Corporation, a Delaware corporation, and its consolidated subsidiaries

•	SEC – United States Securities and Exchange Commission

•	Second Quarter 2020 – The 13 weeks ended July 31, 2020

•	Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders

•	Third Quarter 2020 – The 13 weeks ended October 30, 2020

•

Transform Holdco - Transform Holdco LLC, an affiliate of ESL, which on February 11, 2019 acquired from Sears Holdings substantially all of the go-forward retail footprint, and other assets and component businesses of Sears Holdings as a going concern

•	Year-to-Date 2021 - The 13 weeks ended April 30, 2021

•	Year-to-Date 2020 - The 13 weeks ended May 1, 2020

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Lands' End, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all material adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. Dollar amounts are reported in thousands, except per share data, unless otherwise noted. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Lands' End Annual Report on Form 10-K filed with the SEC on March 25, 2021.

Impact of the COVID-19 Pandemic

COVID-19 surfaced in late 2019 and in March 2020, the World Health Organization declared COVID-19 a pandemic. During First Quarter 2020 the COVID-19 pandemic had a disruptive impact on the Company’s business operations and an unfavorable impact on the Company’s results of operations.

Health and Safety of Employees and Consumers

From the beginning of the COVID-19 pandemic, the Company’s priority has been the safety of employees and customers. On March 16, 2020, the Company temporarily closed its U.S. stores. These stores remained closed at the end of First Quarter 2020 with a phased reopening in Second Quarter 2020. Additionally, the Company has implemented extra precautions in its offices and distribution centers. These precautions were developed in line with guidance from global, federal and state health authorities, including COVID-19 retail guidelines, work-from-home policies, social distancing, thermal scanning and partitions in all facilities.

Supply Chain

The COVID-19 pandemic continues to cause supply chain disruptions across all industries, and the Company continually monitors its supply chain for manufacturing and transportation delays caused or exacerbated by the pandemic. The Company continues to place a priority on business continuity and contingency planning. The Company may experience disruptions in the supply chain as the COVID-19 pandemic continues, though the Company cannot reasonably estimate the potential impact or timing of those events, and the Company may not be able to mitigate such impact.

Expense Reduction

Beginning in First Quarter 2020, the Company took the following actions to reduce overall expenses as a response to decreased customer demand due to the COVID-19 pandemic:

•

Temporarily reduced base salaries, including a reduction of 50% in the base salary of its Chief Executive Officer, 20% reductions in the base salaries of the Company’s other senior management members and scaled salary reductions throughout the Company. All salaries were reinstated during the Third Quarter 2020.

•

Furloughed approximately 70% of corporate employees beginning on March 28, 2020. Some personnel returned to work on April 13, 2020 and as work demand increased, the remaining workforce returned to work on an as needed basis with all work furloughs ending by mid-Second Quarter 2020. When the Company Operated stores temporarily closed, nearly 100% of the Company Operated store employees were furloughed until reopening.

•	Fiscal 2020 merit increases were eliminated.
•	The Board of Directors compensation was temporarily reduced.
•	The Company's 401(k) matching contribution was suspended temporarily.
•	Other discretionary operating expenses were significantly reduced.

In response to the COVID-19 pandemic, the Company’s planned capital expenditures for Fiscal 2020 were significantly reduced.

Goodwill and Indefinite-Lived Intangible Asset

The Company considered the COVID-19 pandemic to be a triggering event in First Quarter 2020 for the Company’s Outfitters and Japan eCommerce reporting units and therefore completed an interim test for impairment of goodwill for these reporting units as of May 1, 2020. The testing resulted in no impairment of the Company’s Outfitters reporting unit and full impairment of the $3.3 million of goodwill allocated to the Company’s Japan eCommerce reporting unit. There was not a triggering event or impairment charge in First Quarter 2021.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): “Simplifying the Accounting for Income Taxes”, which is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and by clarifying and amending existing guidance to improve consistent application. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Certain amendments within this ASU are required to be applied on a retrospective basis, certain other amendments are required to be applied on a modified retrospective basis and all other amendments on a prospective basis.  The Company adopted this standard in First Quarter 2021 and the adoption did not have a material impact on the Company’s Condensed Consolidated Financial Statements and related disclosures.

NOTE 3. EARNINGS (LOSS) PER SHARE

The numerator for both basic and diluted EPS is net income (loss). The denominator for basic EPS is based upon the number of weighted average shares of Lands’ End common stock outstanding during the reporting periods. The denominator for diluted EPS is based upon the number of weighted average shares of Lands' End common stock and common stock equivalents outstanding during the reporting periods using the treasury stock method in accordance with U.S. GAAP. Potentially dilutive securities for the diluted EPS calculations consist of non-vested equity shares of common stock and in-the-money outstanding options where the current stock price exceeds the option strike price.

The following table summarizes the components of basic and diluted EPS:

	13 Weeks Ended
(in thousands, except per share amounts)	April 30, 2021	May 1, 2020
Net income (loss)	$2,639	$(20,643)

Basic weighted average common shares outstanding	32,769	32,448
Dilutive effect of stock awards	943	—
Diluted weighted average common shares outstanding	33,712	32,448

Basic earnings (loss) per share	$0.08	$(0.64)
Diluted earnings (loss) per share	$0.08	$(0.64)

Stock awards are considered anti-dilutive based on the application of the treasury stock method or in the event of a net loss. There were 115,345 and 1,205,821 anti-dilutive shares excluded from the diluted weighted average shares outstanding for First Quarter 2021 and First Quarter 2020, respectively.

NOTE 4. OTHER COMPREHENSIVE LOSS

Other comprehensive loss encompasses all changes in equity other than those arising from transactions with stockholders and is comprised solely of foreign currency translation adjustments.

	13 Weeks Ended
(in thousands)	April 30, 2021	May 1, 2020
Beginning balance: Accumulated other comprehensive loss (net of tax of $2,987 and $3,453, respectively)	$(11,221)	$(12,988)
Other comprehensive loss:
Foreign currency translation adjustments (net of tax of $87 and tax benefit of $337, respectively)	311	(1,259)
Ending balance: Accumulated other comprehensive loss (net of tax of $2,900 and $3,790, respectively)	$(10,910)	$(14,247)

No amounts were reclassified out of Accumulated other comprehensive loss during any of the periods presented.

NOTE 5. DEBT

ABL Facility

During Fiscal 2020, the Company exercised the “accordion” feature under the ABL Facility increasing the maximum borrowings available under the facility from $175 million to $275 million, subject to a borrowing base (the “Loan Cap”). This was completed in two separate transactions. The first was a $25 million increase effective March 19, 2020 and the second was a $75 million increase effective September 9, 2020. The latter was completed through the Second Amendment to the ABL Facility executed on August 12, 2020.

The ABL Facility includes a $70 million sublimit for letters of credit and is available for working capital and other general corporate liquidity needs. The balance outstanding on April 30, 2021 and May 1, 2020 was $80 million and $75 million, respectively. The balance of outstanding letters of credit was $16.9 million and $8.7 million on April 30, 2021 and May 1, 2020, respectively.

Long-Term Debt

On September 9, 2020, the Company entered into the Current Term Loan Facility which provides a term loan facility of $275 million, the proceeds of which were used, along with borrowings of $125 million under the ABL Facility, to repay all of the indebtedness under the Former Term Loan Facility and to pay fees and expenses in connection with the financing. Origination costs, including an Original Issue Discount (“OID”) of 3% and $5.0 million in debt origination fees, were paid upon entering into the Current Term Loan Facility. The OID and the debt origination fees are presented as a direct deduction from the carrying value of the Current Term Loan Facility and are amortized over the term of the loan to Interest expense in the Condensed Consolidated Statements of Operations.

The Company's long-term debt consisted of the following:

	April 30, 2021		May 1, 2020		January 29, 2021
(in thousands)	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Former Term Loan Facility	$—	—%	$384,100	4.25%	$—	—%
Current Term Loan Facility, maturing September 9, 2025	268,125	10.75%	—	—%	271,563	10.75%
	268,125		384,100		271,563
Less: Current portion of long-term debt	13,750		382,858		13,750
Less: Unamortized debt issuance costs	11,585		1,242		12,181
Long-term debt, net	$242,790		$—		$245,632

The following table summarizes the Company's borrowing availability under the ABL Facility:

	April 30, 2021		May 1, 2020		January 29, 2021
(in thousands)	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
ABL Facility maximum borrowing	$275,000		$200,000		$275,000
Less: Outstanding borrowings	80,000	2.75%	75,000	2.07%	25,000	3.00%
Less: Outstanding letters of credit	16,920		8,656		27,131
Borrowing availability under ABL Facility	$178,080		$116,344		$222,869

Interest; Fees

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

The interest rates per annum applicable to the loans under the Current Term Loan Facility are based on a fluctuating rate of interest measured by reference to, at the borrowers’ election, either (1) an adjusted LIBOR rate (with a minimum rate of 1%) plus 9.75%, or (2) an alternative base rate (which is the greater of (i) the prime rate published in the Wall Street Journal, (ii) the federal funds rate, which shall be no lower than 0% plus ½ of 1%, and (iii) the one month LIBOR rate plus 1% per annum) plus 8.75%.

The ABL Facility fees also include (i) commitment fees which range from 0.25% to 0.375% based upon the average daily unused commitment (aggregate commitment less loans and letter of credit outstanding) under the ABL Facility for the preceding fiscal quarter and (ii) customary letter of credit fees. As of the end of First Quarter 2021 the Company had borrowings of $80.0 million on the ABL Facility.

Customary agency fees are payable in respect of the Debt Facilities.

Maturity; Amortization and Prepayments

The ABL Facility matures on November 16, 2022, subject to customary extension provisions provided for therein.

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

Representations and Warranties; Covenants

Subject to specified exceptions, the Debt Facilities contain various representations and warranties, and restrictive covenants that, among other things and subject to specified exceptions, restrict Lands’ End, Inc.’s and its subsidiaries’ ability to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business.

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

As of April 30, 2021, the Company was in compliance with all of its covenants in the Debt Facilities.

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

The Company has granted the following types of stock awards to employees at management levels and above, each of which are granted under the Company’s stockholder approved stock plans, other than March 6, 2017 grants to the Company’s Chief Executive Officer which were made as inducement grants outside of the Company’s stockholder approved stock plans in accordance with NASDAQ Listing Rule 5635(c)(4):

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

ii.

Performance-based stock awards ("Performance Awards") are in the form of restricted stock units and have, in addition to a service requirement, performance criteria that must be achieved for the awards to be earned. For Performance Awards the Target Shares earned can range from 50% to 200% once minimum thresholds have been reached, and depend on the achievement of Adjusted EBITDA and revenue performance measures for the cumulative three-fiscal year performance period beginning with the fiscal year of the grant date. The applicable percentage of the Target Shares, as determined by performance, vest after the completion of the applicable three-year performance period and upon determination of achievement of the performance measures by the Compensation Committee of the Board of Directors, and unearned Target Shares are forfeited. The fair value of the Performance Awards are based on the closing price of the Company’s common stock on the grant date. Stock based compensation expense is recognized ratably over the related service period, reduced for estimated forfeitures of those awards not expected to vest due to employee turnover, and adjusted based on the Company's estimate of the percentage of the aggregate Target Shares expected to be earned. The 2018 Performance Awards vested on March 25, 2021 at 111%. The compensation expense associated with the 2021 and 2019 Performance Awards are accrued at 100% and 115% of Target Shares, respectively.

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

The following table provides a summary of the Company's stock-based compensation expense, which is included in Selling and administrative expense in the Condensed Consolidated Statements of Operations:

	13 Weeks Ended
(in thousands)	April 30, 2021	May 1, 2020
Deferred awards	$1,361	$1,641
Performance awards	1,049	—
Option awards	103	187
Total stock-based compensation expense	$2,513	$1,828

The following table provides a summary of the Deferred Awards activity for Year-to-Date 2021:

	Deferred Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of January 29, 2021	1,093	$10.86
Granted	245	29.93
Vested	(388)	13.67
Forfeited or expired	(5)	10.09
Unvested as of April 30, 2021	945	14.65

Total unrecognized stock-based compensation expense related to unvested Deferred Awards was approximately $12.1 million as of April 30, 2021, which is expected to be recognized ratably over a weighted average period of 2.4 years. Deferred Awards granted to employees during Fiscal 2021 vest ratably over a period of three years.

The following table provides a summary of the Performance Awards activity for Year-to-Date 2021:

	Performance Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of January 29, 2021	393	$18.32
Granted (1)	166	29.95
Vested	(165)	21.90
Forfeited or expired	—	—
Unvested as of April 30, 2021	394	21.72

(1)	Performance shares granted assume achievement performance at 100% of target.

Total unrecognized stock-based compensation expense related to unvested Performance Awards was approximately $6.1 million as of April 30, 2021, which is expected to be recognized ratably over a weighted average period of 2.5 years. Performance Awards granted to employees during Fiscal 2021 and Fiscal 2019 vest, if earned, after completion of the applicable three-year performance period.

The following table provides a summary of the Options Award activity for Year-to-Date 2021:

	Option Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of January 29, 2021	85	$8.73
Granted	—	—
Vested	(74)	8.49
Forfeited or expired	—	—
Unvested as of April 30, 2021	11	10.20

As of April 30, 2021, there was no unrecognized stock-based compensation expense related to unvested Option Awards that fully vest on May 8, 2021. The Option Awards have a contractual term of ten years and vest ratably over the first four years. As of April 30, 2021, 330,880 shares related to Option Awards were exercisable. No options have been exercised as of April 30, 2021.

NOTE 7. FAIR VALUE MEASUREMENTS OF FINANCIAL ASSETS AND LIABILITIES

Restricted cash is reflected on the Condensed Consolidated Balance Sheets at fair value. The fair value of restricted cash was $2.3 million, $2.0 million and $1.9 million as of April 30, 2021, May 1, 2020 and January 29, 2021, respectively based on Level 1 inputs. Restricted cash amounts are valued based upon statements received from financial institutions.

Carrying values and fair values of long-term debt, including current portion, in the Condensed Consolidated Balance Sheets are as follows:

	April 30, 2021		May 1, 2020 *		January 29, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$268,125	$265,410	$384,100	$299,118	$271,563	$277,265

* At May 1, 2020 all debt is short-term.

Long-term debt, including current portion, was valued utilizing Level 3 valuation techniques based on a third-party analysis on April 30, 2021 and January 29, 2021. The fair value of the debt on May 1, 2020 was determined utilizing Level 2 techniques based on the closing inactive market bid price on May 1, 2020.  There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis as of April 30, 2021, May 1, 2020, and January 29, 2021.

NOTE 8. INCOME TAXES

Provision for Income Taxes

At the end of each quarter, the Company estimates its effective income tax rate pursuant to ASC 740. The rate for the period consists of the tax rate expected to be applied for the full year to ordinary income adjusted for any discrete items recorded in the period.

The Company recorded a tax expense at an overall effective tax rate of 11.3% for the First Quarter 2021 and a tax benefit of 30.8% for First Quarter 2020. The First Quarter 2021 rate reflects a tax benefit as a result of stock-based compensation. The First Quarter 2020 rate reflects the estimated tax benefits as a result of the CARES Act.

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

As disclosed in the Company’s Annual Report on Form 10-K for the year ended January 29, 2021, the Company is the defendant in three separate lawsuits, each of which allege adverse health events and personal property damage as a result of wearing uniforms manufactured by Lands’ End: (1) Gilbert et al. v. Lands' End, Inc., United States District Court for the Western District of Wisconsin, Civil Action No. 3:19-cv-00823-JDP, complaint filed October 3, 2019; (2) Andrews et al. v. Lands' End, Inc., United States District Court for the Western District of Wisconsin, Civil Action No. 3:19-cv-01066-JDP, complaint filed on December 31, 2019, on behalf of 521 named plaintiffs, later amended to include 1,089 named plaintiffs; and (3) Davis et al. v. Lands' End, Inc. and Lands' End Business Outfitters, Inc., United States District Court for the Western District of Wisconsin, Case No. 3:20-cv-00195, complaint filed on March 4, 2020. Plaintiffs in Gilbert, Andrews, and Davis seek nationwide class certification on behalf of similarly situated Delta employees.

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

NOTE 10. RELATED PARTY TRANSACTIONS

At the time of the Separation, ESL beneficially owned significant portions of both the Company's and Sears Holdings’ outstanding shares of common stock and therefore, Sears Holdings, the Company's former parent company, is considered a related party.

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

The Company’s contract for these services expired on June 30, 2020, therefore there was no expense from these sourcing services in First Quarter 2021 compared to $1.4 million in First Quarter 2020. These amounts are capitalized into inventory and are expensed through cost of goods sold over the course of inventory turns and included in Cost of sales in the Condensed Consolidated Statements of Operations.

NOTE 11. SEGMENT REPORTING

The Company’s operating segments consist of: U.S. eCommerce, Europe eCommerce, Japan eCommerce, Outfitters, Third Party and Retail. The Company determined that each of the operating segments have similar economic and other qualitative characteristics thus the results of the operating segments are aggregated into one reportable external segment, consistent with the Company’s multi-channel business approach.

Lands’ End identifies five separate distribution channels for revenue reporting purposes:

•	U.S. eCommerce offers products through the Company’s eCommerce website utilizing digital marketing and direct mail catalogs.

•	International offers products primarily to consumers located in Europe and Japan through eCommerce international websites and third-party affiliates.

•

Outfitters sells products to end consumers, located primarily in the U.S., through negotiated arrangements to make specific styles or customized products available to employees of businesses and school families through the Company’s eCommerce websites.

•	Third Party sells the same products as U.S. eCommerce but direct to consumers through third-party marketplace websites and through domestic wholesale customers.

•	Retail sells products through Company Operated stores.

Net revenue is presented by distribution channel in the following table:

	13 Weeks Ended
(in thousands)	April 30, 2021	May 1, 2020
Net revenue:
U.S. eCommerce	$203,573	$138,837
International	56,444	41,199
Outfitters	40,680	31,799
Third Party	11,804	1,505
Retail	8,796	3,668
Total net revenue	$321,297	$217,008

NOTE 12. REVENUE

Revenue includes sales of merchandise and delivery revenue related to merchandise sold. Substantially all of the Company's revenue is recognized when control of product passes to customers, which for the eCommerce, Outfitters and Third Party channels is when the merchandise is expected to be received by the customer and for the Retail channel is at the time of sale in the store. The Company recognizes revenue, including shipping and handling fees billed to customers, in the amount expected to be received when control of the Company's products transfers to customers, and is presented net of various forms of promotions, which range from contractually-fixed percentage price reductions to sales returns, discounts, and other incentives that may vary in amount. Variable amounts are estimated based on an analysis of historical experience and adjusted as better estimates become available.

The Company's revenue is disaggregated by distribution channel and geographic location. Revenue by distribution channel is presented in Note 11, Segment Reporting. Revenue by geographic location was:

	13 Weeks Ended
(in thousands)	April 30, 2021	May 1, 2020
Net revenue:
United States	$260,406	$172,746
Europe	46,887	30,376
Asia	10,059	11,348
Other	3,945	2,538
Total net revenue	$321,297	$217,008

Contract Liabilities

Contract liabilities consist of payments received in advance of the transfer of control to the customer. As products are delivered and control transfers, the Company recognizes the deferred revenue in Net revenue in the Condensed Consolidated Statements of Operations. The following table summarizes the deferred revenue associated with payments received in advance of the transfer of control to the customer, which is reported in Other current liabilities in the Condensed Consolidated Balance Sheets, as well as amounts recognized through Net revenue for each period presented. The majority of deferred revenue as of April 30, 2021 is expected to be recognized in Net revenue in the fiscal quarter ending July 30, 2021, as products are delivered to customers.

	13 Weeks Ended
(in thousands)	April 30, 2021	May 1, 2020
Deferred revenue beginning of period	$17,187	$8,096
Deferred revenue recognized in period	(16,973)	(8,096)
Revenue deferred in period	25,160	15,896
Deferred revenue end of period	$25,374	$15,896

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

	13 Weeks Ended
(in thousands)	April 30, 2021	May 1, 2020
Balance as of beginning of period	$26,798	$22,592
Gift cards sold	11,047	8,831
Gift cards redeemed	(10,265)	(8,127)
Gift card breakage	(114)	(94)
Balance as of end of period	$27,466	$23,202

Refund Liabilities

Refund liabilities, primarily associated with product sales returns and retrospective volume rebates, represent variable consideration and are estimated and recorded as a reduction to Net revenue based on historical experience. As of April 30, 2021, May 1, 2020 and January 29, 2021, $18.7 million, $16.7 million and $25.7 million, respectively, of refund liabilities, primarily associated with product returns, were reported in Other current liabilities in the Condensed Consolidated Balance Sheets. An asset for product returns is recorded in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. See "Cautionary Statement Concerning Forward-Looking Statements" below, "Item 1A. Risk Factors" in our Annual Report filed on Form 10-K for the year ended January 29, 2021 and "Part II, Item 1A Risk Factors" of this Quarterly Report on Form 10-Q, for a discussion of the uncertainties, risks and assumptions associated with these statements.

As used in this Quarterly Report on Form 10-Q, references to the "Company", "Lands' End", "we", "us", "our" and similar terms refer to Lands' End, Inc. and its subsidiaries. Our fiscal year ends on the Friday preceding the Saturday closest to January 31. Other terms that are commonly used in this Quarterly Report on Form 10-Q are defined as follows:

•	ABL Facility -Asset-based senior secured credit agreements, providing for a revolving facility, dated as of November 16, 2017, with Wells Fargo Bank, N.A. and certain other lenders, as amended to date
•	CARES Act – The Coronavirus Aid, Relief and Economic Security Act signed into law on March 27, 2020
•	Company Operated stores - Lands' End retail stores in the Retail channel
•

Current Term Loan Facility – Term loan credit agreement, dated as of September 9, 2020, among the Company, Fortress Credit Corp., as Administrative Agent and Collateral Agent, and the lenders party thereto

•	Debt Facilities - Collectively, the Current Term Loan Facility and ABL Facility
•	ESL - ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert
•	First Quarter 2021 – The 13 weeks ended April 30, 2021
•	First Quarter 2020 - The 13 weeks ended May 1, 2020
•	First Quarter 2019 – The 13 weeks ended May 3, 2019
•	Fiscal 2021 – The 52 weeks ending January 28, 2022
•	Fiscal 2020 - The 52 weeks ended January 29, 2021
•	Fiscal 2019 – The 52 weeks ended January 31, 2020
•

Former Term Loan Facility - Term loan credit agreements, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders, and replaced by the Current Term Loan Facility on September 9, 2020

•	GAAP - Accounting principles generally accepted in the United States
•	LIBOR - London inter-bank offered rate
•	Sears Holdings - Sears Holdings Corporation, a Delaware corporation, and its consolidated subsidiaries
•	SEC - United States Securities and Exchange Commission
•	Second Quarter 2020 – The 13 weeks ended July 31, 2020
•	Separation - On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands' End to its shareholders
•	Tax Act – The Tax Cuts and Jobs Act passed by the United States government on December 22, 2017

•

Transform Holdco - Transform Holdco LLC, an affiliate of ESL, which on February 11, 2019 acquired from Sears Holdings substantially all the go-forward retail footprint, and other assets and component businesses of Sears Holdings as a going concern

•	Third Quarter 2020 – The 13 weeks ended October 30, 2020
•	Year-to-Date 2021 - The 13 weeks ended April 30, 2021
•	Year-to-Date 2020 - The 13 weeks ended May 1, 2020

Executive Overview

Description of the Company

Lands' End is a leading uni-channel retailer of casual clothing, accessories, footwear and home products. Operating out of America’s heartland, we believe our vision and values make a strong connection with our core customers. We offer products online at www.landsend.com, on third-party online marketplaces and through our own Company Operated stores, as well as, third-party retail locations. We are a classic American lifestyle brand with a passion for quality, legendary service and real value and seek to deliver timeless style for women, men, kids and the home.

Lands’ End was founded in 1963 by Gary Comer and his partners to sell sailboat hardware and equipment by catalog. While our product focus has shifted significantly over the years, we have continued to adhere to our founder’s motto as one of our guiding principles: "Take care of the customer, take care of the employee and the rest will take care of itself."

We seek to provide a common customer experience regardless of whether our customers are interacting with us on our company websites, third-party marketplaces, at Company Operated stores or other distribution channels.

We have one external reportable segment and identify our operating segments according to how our business activities are managed and evaluated. Our operating segments consist of: U.S. eCommerce, Europe eCommerce, Japan eCommerce, Outfitters, Third Party and Retail. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one external reportable segment.

Distribution Channels

We identify five separate distribution channels for revenue reporting purposes:

•	U.S. eCommerce offers products through our eCommerce website utilizing digital marketing and direct mail catalogs.
•	International offers products primarily to consumers located in Europe and Japan through our eCommerce international websites, and third-party affiliates.
•

Outfitters sells products to end consumers, located primarily in the U.S., through negotiated arrangements to make specific styles or customized products available to employees of businesses and school families through our eCommerce websites.

•	Third Party sells the same products as U.S. eCommerce but direct to consumers through third-party marketplace websites and through domestic wholesale customers.
•	Retail sells products through our Company Operated stores.

Impact of the COVID-19 Pandemic

Over the past year, we have seen the profound impact that the COVID-19 pandemic is having on human health, the global economy and society at large. We have been actively addressing the COVID-19 pandemic and its impact globally, working to mitigate the potential impacts to our employees, customers and business.

We continue to believe that we will emerge from these events well positioned for long-term growth, though we cannot reasonably estimate the duration and severity of this global pandemic or its ultimate impact on the global economy and our business and results.

Health and Safety of our People and Consumers

From the beginning of the COVID-19 pandemic, our priority has been the safety of our employees and customers. On March 16, 2020, we temporarily closed our U.S. stores. These stores remained closed at the end of First Quarter 2020 with a phased reopening in Second Quarter 2020. Additionally, we implemented extra precautions in our offices and distribution centers. These precautions were developed in line with guidance from global, federal and state health authorities, including COVID-19 retail guidelines, work from home policies, social distancing, thermal scanning and partitions in all facilities.

Supply Chain

The COVID-19 pandemic continues to cause supply chain disruptions across all industries, and we continually monitor our supply chain for manufacturing and transportation delays caused or exacerbated by the pandemic. We continue to place a priority on business continuity and contingency planning. We may experience disruptions in the supply chain as the COVID-19 pandemic continues, though we cannot reasonably estimate the potential impact or timing of those events, and we may not be able to mitigate such impact.

Expense Reduction

Beginning in First Quarter 2020, we took the following actions to reduce overall expenses as a response to decreased customer demand due to the COVID-19 pandemic:

•

Temporarily reduced base salaries, including a reduction of 50% in the base salary of our Chief Executive Officer, 20% reductions in the base salaries of other senior management members and scaled salary reductions throughout the Company. All salaries were reinstated during Third Quarter 2020.

•

Furloughed approximately 70% of corporate employees beginning on March 28, 2020. Some personnel returned to work on April 13, 2020 and as work demand increased, the remaining workforce returned to work on an as needed basis with all work furloughs ending by mid-Second Quarter 2020. When the Company Operated stores temporarily closed, nearly 100% of the Company Operated store employees were furloughed until reopening.

•	Fiscal 2020 merit increases were eliminated.
•	The Board of Directors compensation was temporarily reduced.
•	401(k) matching contribution was suspended temporarily.
•	Other discretionary operating expenses were significantly reduced.

In response to the COVID-19 pandemic, our planned capital expenditures for Fiscal 2020 were significantly reduced.

Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared in accordance with GAAP and include the accounts of Lands' End, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated. The COVID-19 pandemic had a material impact on our results First Quarter 2020. As such, this interim period, as well as upcoming periods, may not be comparable to past performance or indicative of future performance.

Related party

Following the Separation, we began operating as a separate, publicly traded company, independent from Sears Holdings. At the time of the Separation, ESL beneficially owned significant portions of both our and Sears Holdings’ outstanding shares of common stock and therefore, Sears Holdings, our former parent company, was considered a related party. On February 11, 2019, Transform Holdco acquired from Sears Holdings substantially all of the go-forward retail footprint and other assets and component businesses of Sears Holdings as a going concern. We believe that ESL holds a significant portion of the membership interests of Transform Holdco and therefore consider that entity to be a related party as well.

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

Results of Operations

The following table sets forth, for the periods indicated, selected income statement data:

	13 Weeks Ended
	April 30, 2021		May 1, 2020
(in thousands)	$'s	% of Net revenue	$’s	% of Net revenue
Net revenue	$321,297	100.0%	$217,008	100.0%
Cost of sales (excluding depreciation and amortization)	173,560	54.0%	122,853	56.6%
Gross profit	147,737	46.0%	94,155	43.4%
Selling and administrative	125,522	39.1%	105,796	48.8%
Depreciation and amortization	9,904	3.1%	8,786	4.0%
Other operating expense, net	443	0.1%	4,285	2.0%
Operating income (loss)	11,868	3.7%	(24,712)	(11.4)%
Interest expense	9,060	2.8%	5,311	2.4%
Other income, net	(167)	0.0%	(173)	(0.1)%
Income (loss) before income taxes	2,975	0.9%	(29,850)	(13.8)%
Income tax expense (benefit)	336	0.1%	(9,207)	(4.2)%
NET INCOME (LOSS)	$2,639	0.8%	$(20,643)	(9.5)%

Depreciation and amortization are not included in our cost of sales because we are a reseller of inventory and do not believe that including depreciation and amortization is meaningful. As a result, our gross margins may not be comparable to other entities that include depreciation and amortization related to the sale of their product in their gross margin measure.

Net Income and Adjusted EBITDA

We recorded Net income of $2.6 million in First Quarter 2021 compared to Net loss of $20.6 million in the First Quarter 2020. In addition to our Net income (loss) determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted EBITDA metric. Adjusted EBITDA is computed as Net income (loss) appearing on the Condensed Consolidated Statements of Operations net of Income tax expense/(benefit), Interest expense, Depreciation and amortization and certain significant items as set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our business for comparable periods, and as a basis for an executive compensation metric. The methods used by us to calculate our non-GAAP financial measures may differ significantly from methods used by other companies to compute similar measures. As a result, any non-GAAP financial measures presented herein may not be comparable to similar measures provided by other companies. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.

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

•	Goodwill and long-lived asset impairment – charges associated with the non-cash write-down of goodwill and certain long-lived assets for the 13 weeks ended May 1, 2020.

•	Other – amortization of transaction related costs associated with Third Party channel for the 13 weeks ended April 30, 2021.

•

Loss on property and equipment - management considers the gains or losses on asset valuation to result from investing decisions rather than ongoing operations for both the 13 weeks ended April 30, 2021 and May 1, 2020.

	13 Weeks Ended
	April 30, 2021		May 1, 2020
(in thousands)	$’s	% of Net revenue	$’s	% of Net revenue
Net income (loss)	$2,639	0.8%	$(20,643)	(9.5)%
Income tax expense (benefit)	336	0.1%	(9,207)	(4.2)%
Other income, net	(167)	0.0%	(173)	(0.1)%
Interest expense	9,060	2.8%	5,311	2.4%
Operating income (loss)	11,868	3.7%	(24,712)	(11.4)%
Depreciation and amortization	9,904	3.1%	8,786	4.0%
Goodwill and long-lived asset impairment	—	—%	3,444	1.6%
Other	250	0.1%	—	—%
Loss on property and equipment	443	0.1%	842	0.4%
Adjusted EBITDA	$22,465	7.0%	$(11,640)	(5.4)%

In assessing the operational performance of our business, we consider a variety of financial measures. We operate in five revenue channels: U.S. eCommerce, International, Outfitters, Third Party and Retail. A key measure in the evaluation of our business is revenue performance by channel. We also consider gross margin and Selling and administrative expenses in evaluating the performance of our business.

To evaluate revenue performance for the U.S. eCommerce, International, Outfitters and Third Party channels, we use Net revenue. For our Retail channel, we have historically used Company Operated stores Same Store Sales as a key measure in evaluating performance. However, due to the impact of the COVID-19 pandemic on the Retail channel, we are not currently using Same Store Sales as a key measure in evaluating performance. The Retail channel is currently evaluated on sales productivity which is a metric measuring sales traffic and customer conversion.

Discussion and Analysis

First Quarter 2021 compared with First Quarter 2020

Due to the impact of the COVID-19 pandemic on our financial operating results during the First Quarter 2020, we have included select comparisons to First Quarter 2019 where management has considered such comparison to be relevant to an assessment of our performance.

Net Revenue

Net revenue for First Quarter 2021 was $321.3 million, an increase of $104.3 million or 48.1% compared with $217.0 million in the First Quarter 2020, and an increase of $58.9 million or 22.4% compared with $262.4 million in the First Quarter 2019.

U.S. eCommerce Net revenue was $203.6 million for First Quarter 2021, an increase of $64.8 million or 46.6%, from $138.8 million during the First Quarter 2020, and an increase of $37.3 million or 22.4% from $166.3 million during the First Quarter 2019. These increases in revenue were primarily driven by stronger website traffic and a higher average order value as customers reacted positively to our seasonal product assortments and digital capabilities, which drove a year over year increase in our new customers acquired and our overall customer file.

International eCommerce Net revenue was $56.4 million for First Quarter 2021, an increase of $15.2 million or 37.0%, from $41.2 million during the First Quarter 2020, and an increase of $15.5 million or 37.9% from $40.9 million during the First Quarter 2019. These increases in revenue were primarily driven by implementing U.S. eCommerce initiatives in Europe eCommerce which resulted in stronger demand as customers reacted positively to our seasonal product assortments and digital capabilities, which drove a year over year increase in our new customers acquired and overall customer file.

Outfitters Net revenue was $40.7 million for First Quarter 2021, an increase of $8.9 million or 27.9%, from $31.8 million during the First Quarter 2020, and a decrease of $2.4 million or 5.6% from $43.1 million during the First Quarter 2019. Compared to the first quarter last year, the increase was primarily attributed to stronger demand within our travel related national accounts and school uniforms as some schools reopened for in-person classes, slightly offset by a slower recovery in our small and medium sized customers.

Third Party Net revenue was $11.8 million for First Quarter 2021, an increase of $10.3 million from $1.5 million during the comparable period of the prior year.  The increase was primarily attributed to the launch of Lands’ End product on Kohls.com and at 150 Kohl’s retail locations in the Third Quarter 2020.

Retail Net revenue was $8.8 million in First Quarter 2021, an increase of $5.1 million or 139.8% from $3.7 million during First Quarter 2020, and a decrease of $1.6 million or 15.8% from $10.4 million during First Quarter 2019. Compared to First Quarter 2020, the increase was attributed to all Company Operated stores being open during the entire First Quarter 2021 compared to First Quarter 2020 when we temporarily closed our Company Operated stores as a result of the COVID-19 pandemic on March 16, 2020. Compared to First Quarter 2019, the reduction in revenue was driven by a decrease in traffic partially offset by improved conversion. On April 30, 2021, there were 31 U.S. Company Operated stores compared to 26 U.S. Company Operated stores on May 1, 2020.

Gross Profit

Gross profit was $147.7 million for First Quarter 2021, an increase of $53.5 million or 56.9% from $94.2 million during the First Quarter of 2020 and an increase of $27.8 million or 23.2% from $119.9 million during the First Quarter 2019. Gross margin increased to 46.0% in First Quarter 2021, compared with 43.4% in First Quarter 2020 and 45.7% in First Quarter 2019. Compared to First Quarter 2020, gross margin increased due to merchandise margin expansion in the U.S. eCommerce channel driven by improved promotional strategies and continued use of analytics for both our pricing and inventory management, offset by increased shipping costs and surcharges as well as higher sales mix from the lower-margin Third Party channel.

Selling and Administrative Expenses

Selling and administrative expenses increased $19.7 million to $125.5 million or 39.1% of total Net revenue in First Quarter 2021 compared with $105.8 million or 48.8% of Net revenue in First Quarter 2020. The increase in expenses was attributable to lower Selling and administrative expenses in First Quarter 2020 due to actions taken to reduce non-essential operating expenses and structural costs including employee furloughs and temporary tiered salary reductions for executive management and corporate employees in response to the COVID-19 pandemic. The approximately 970 basis point decrease was driven by improved leverage from higher sales slightly offset by increased digital marketing expenses. This was also an approximately 540 basis point improvement compared to First Quarter 2019 despite the higher digital marketing expenses.

Depreciation and Amortization

Depreciation and amortization expense was $9.9 million in First Quarter 2021, an increase of $1.1 million or 12.7%, compared with $8.8 million in First Quarter 2020. This increase was primarily attributable to depreciation associated with our continued investment in our digital information technology infrastructure.

Other Operating Expense

Other operating expense, net was $0.4 million in First Quarter 2021 and $4.3 million in First Quarter 2020. The decrease of $3.9 million was primarily attributed to the $3.3 million impairment of goodwill allocated to the Japan eCommerce reporting unit which was recognized in First Quarter 2020.

Operating Income (Loss)

Operating income was $11.9 million in First Quarter 2021 compared to Operating loss of $24.7 million in First Quarter 2020.  This increase in Operating income was driven by the increase in Gross profit from the increased revenue and improved margins over First Quarter 2020 partially offset by higher selling and administrative expenses.

Interest Expense

Interest expense was $9.1 million in First Quarter 2021 compared to $5.3 million in First Quarter 2020. The $3.8 million increase was primarily attributed to higher interest rates associated with the Current Term Loan Facility.

Other Income

Other income was $0.2 million in both First Quarter 2021 and First Quarter 2020.

Income Tax Expense (Benefit)

We recorded a tax expense at an overall effective tax rate of 11.3% for First Quarter 2021 and a tax benefit at an overall effective tax rate of 30.8% for First Quarter 2020. The First Quarter 2021 rate reflects the tax benefits resulting from stock-based compensation.  The First Quarter 2020 rate reflects the estimated tax benefits as a result of the CARES Act.

Net Income (Loss)

As a result of the above factors, Net income was $2.6 million and diluted earnings per share was $0.08 in First Quarter 2021 compared with a Net loss of $20.6 million and diluted loss per share of $0.64 in First Quarter 2020 and a Net loss of $6.8 million and diluted loss per share of $0.21 in First Quarter 2019.

Adjusted EBITDA

As a result of the above factors, Adjusted EBITDA was $22.5 million in First Quarter 2021 compared to a loss of $11.6 million in First Quarter 2020 and earnings of $3.0 million in First Quarter 2019.

Liquidity and Capital Resources

Our primary need for liquidity is to fund working capital requirements of our business, capital expenditures, debt service and for general corporate purposes. Our cash and cash equivalents and the ABL Facility serve as sources of liquidity for short-term working capital needs and general corporate purposes. The ABL Facility had a balance outstanding of $80 million at April 30, 2021 other than letters of credit. Cash generated from our net revenue and profitability, and to a lesser extent our changes in working capital, are driven by the seasonality of our business, with a significant amount of net revenue and operating cash flows generally occurring in the fourth fiscal quarter of each year. We expect that our cash on hand and cash flows from operations, along with revolving on the ABL Facility, will be adequate to meet our capital requirements and operational needs for at least the next 12 months.

Description of Material Indebtedness

Debt Arrangements

During Fiscal 2020, we exercised the “accordion” feature under the ABL Facility increasing the maximum borrowings available under the facility from $175 million to $275 million, subject to a borrowing base (the “Loan Cap”). This was completed in two separate transactions. The first was a $25 million increase effective March 19, 2020 and the second was a $75 million increase effective September 9, 2020. The latter was completed through the Second Amendment to the ABL Facility executed on August 12, 2020.

The ABL Facility includes a $70 million sublimit for letters of credit and is available for working capital and other general corporate liquidity needs. The balance outstanding on April 30, 2021 and May 1, 2020 was $80 million and $75 million, respectively. The balance of outstanding letters of credit was $16.9 million and $8.7 million on April 30, 2021 and May 1, 2020, respectively.

On September 9, 2020, we entered into the Current Term Loan Facility which provides a term loan facility of $275 million, the proceeds of which were used, along with borrowings of $125 million under our ABL Facility, to repay all the indebtedness under the Former Term Loan Facility and pay fees and expenses in connection with the financing. Origination costs, including an Original Issue Discount (OID) of 3% and $5.0 million in debt origination fees were paid upon entering into the Current Term Loan Facility.

Interest; Fees

The interest rates per annum applicable to the loans under the Current Term Loan Facility are based on a fluctuating rate of interest measured by reference to, at the borrower’s election, either (1) an adjusted LIBOR (with a minimum rate of 1%) plus 9.75% or (2) an alternative base rate (which is the greater of (i) the prime rate published in the Wall Street Journal, (ii) the federal funds rate, which shall be no lower than 0% plus ½ of 1%, and (iii) the one month LIBOR rate plus 1% per annum) plus 8.75%.

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

Maturity; Amortization and Prepayments

The ABL Facility matures on November 16, 2022, subject to customary extension provisions provided for therein.

The Current Term Loan Facility matures on September 9, 2025 and amortizes at a rate equal to 1.25% per quarter. It is subject to mandatory prepayments in an amount equal to a percentage of the borrower’s excess cash flows in each fiscal year, ranging from 0% to 75% depending on our total leverage ratio, and with the proceeds of certain asset sales, casualty events and extraordinary receipts. The loan may not be voluntarily prepaid during the first two years of its term, without significant penalties. A prepayment premium is applicable to voluntary prepayments and certain mandatory prepayments made prior to the fourth anniversary of the closing date of the Current Term Loan Facility.

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

Representations and Warranties; Covenants

Subject to specified exceptions, the Debt Facilities contain various representations and warranties and restrictive covenants that, among other things, restrict Lands’ End, Inc.’s and its subsidiaries’ ability to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business.

The Current Term Loan Facility contains certain financial covenants, including a quarterly maximum total leverage ratio test, a weekly minimum liquidity test and an annual maximum capital expenditure amount.

If excess availability under the ABL Facility falls below the greater of 10% of the Loan Cap amount or $15.0 million, we will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The ABL Facility also has a cash maintenance provision, which applies a limit of $75 million on the amount of cash and cash equivalents (subject to certain exceptions) that we may hold when outstanding loans under the ABL Facility are equal to or exceed $125 million.

The Debt Facilities contain certain affirmative covenants, including reporting requirements such as delivery of financial statements, certificates and notices of certain events, maintaining insurance and providing additional guarantees and collateral in certain circumstances.

As of April 30, 2021, we were in compliance with all of our covenants in the Debt Facilities.

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

Cash Flows from Operating Activities

Net cash used in operating activities decreased to $38.7 million Year-to-Date 2021 from $80.2 million Year-to-Date 2020, primarily driven by a reduction in inventory related payables and an increase in customer receivables.

Cash Flows from Investing Activities

Net cash used in investing activities was $4.9 million and $10.8 million Year-to-Date 2021 and Year-to-Date 2020, respectively. Cash used in investing activities for both periods was primarily used for investments to update our digital information technology infrastructure.

For Fiscal 2021, we plan to invest approximately $26 million in capital expenditures for strategic investments and infrastructure, primarily in technology and general corporate needs.

Cash Flows from Financing Activities

Net cash provided by financing activities was $46.5 million and $73.3 million Year-to-Date 2021 and Year-to-Date 2020, respectively, primarily from borrowings through the ABL Facility.

Contractual Obligations and Off-Balance-Sheet Arrangements

There have been no material changes to our contractual obligations and off-balance-sheet arrangements as discussed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2021.

Financial Instruments with Off-Balance-Sheet Risk

The ABL Facility includes a $70 million sublimit for letters of credit and matures on November 16, 2022, subject to customary extension provisions provide for therein, and is available for working capital and other general corporate liquidity needs. The balance outstanding on April 30, 2021 and May 1, 2020 was $80 million and $75 million, respectively. The balance of outstanding letters of credit was $16.9 million and $8.7 million on April 30, 2021 and May 1, 2020, respectively.

Application of Critical Accounting Policies and Estimates

We believe that the assumptions and estimates associated with revenue, inventory valuation, goodwill and intangible asset impairment assessments and income taxes have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

For a complete discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended January 29, 2021. There have been no significant changes in our critical accounting policies or their application since January 29, 2021.

Recent Accounting Pronouncements

See Part I, Item 1, Note 2, Recent Accounting Pronouncements, of the Condensed Consolidated Financial Statements (unaudited) included in this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document contains forward-looking statements. Forward-looking statements reflect our current views with respect to, among other things, future events and performance. These statements may discuss, among other things, our net sales, gross margin, operating expenses, operating income, net income, adjusted EBITDA, cash flow, financial condition, financings, impairments, expenditures, growth, strategies, plans, achievements, dividends, capital structure, organizational structure, future store openings, market opportunities and general market and industry conditions. We generally identify forward-looking statements by words such as "anticipate," "estimate," "expect," "intend," "project," "plan," "predict," "believe," "seek," "continue," "outlook," "may," "might," "will," "should," "can have," "likely," “targeting” or the negative version of these words or comparable words. Forward-looking statements are based on beliefs and assumptions made by management using currently available information. These statements are only predictions and are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties. If one or more of these risks or uncertainties materialize, or if management’s underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include those risks, uncertainties and factors discussed in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended January 29, 2021 and "Part II, Item 1A Risk Factors" of this Quarterly Report on Form 10-Q. Forward-looking statements speak only as of the date on which they are made. We expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable securities laws and regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in currency rates. A significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of April 30, 2021, we had $11.0 million of cash denominated in foreign currencies, principally in Pound sterling, Euro and Japanese yen. We do not enter into financial instruments for trading purposes or hedging and have not used any derivative financial instruments. We do not consider our foreign earnings to be permanently reinvested.

We are subject to interest rate risk with the Current Term Loan Facility and the ABL Facility, as both require the Company to pay interest on outstanding borrowings at variable rates. Each one percentage point change in interest rates (above the 1% LIBOR floor) associated with the Current Term Loan Facility would result in a $2.7 million change in our annual cash interest expenses. Assuming our ABL Facility was fully drawn to a principal amount equal to $275.0 million, each one percentage point change in interest rates would result in a $2.8 million change in our annual cash interest expense.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation for the period covered by this Quarterly Report on Form 10-Q, Lands’ End’s Chief Executive Officer and President and Chief Financial Officer have concluded that, as of April 30, 2021, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by Rules 13a-15 under the Exchange Act during the First Fiscal Quarter Ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended January 29, 2021, filed with the SEC on March 25, 2021.

Index of Exhibits

ITEM 6. EXHIBITS

The following documents are filed as exhibits to this report:

3.1

Amended and Restated Certificate of Incorporation of Lands' End, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Lands’ End, Inc. on March 20, 2014 (File No. 001-09769)).

3.2	Amended and Restated Bylaws of Lands' End, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on April 8, 2014 (File No. 001-09769)).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lands’ End, Inc.

(Registrant)

Dated: June 2, 2021

By:	/s/ James Gooch
James Gooch
President and Chief Financial Officer (Principal Financial Officer)