Form 10-Q
period 2021-07-30
LANDS' END, INC.
filed 2021-09-02
CIK 799288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 30, 2021

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

As of August 27, 2021, the registrant had 32,981,027 shares of common stock, $0.01 par value, outstanding.

LANDS’ END, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JULY 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDS’ END, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(in thousands, except per share data)	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
Net revenue	$384,109	$312,083	$705,406	$529,091
Cost of sales (excluding depreciation and amortization)	206,320	176,661	379,880	299,514
Gross profit	177,789	135,422	325,526	229,577

Selling and administrative	136,649	111,478	262,171	217,276
Depreciation and amortization	9,791	9,378	19,695	18,164
Other operating expense, net	—	3,373	443	7,656
Operating income (loss)	31,349	11,193	43,217	(13,519)
Interest expense	8,837	4,916	17,897	10,227
Other (income) expense, net	(123)	1,333	(290)	1,160
Income (loss) before income taxes	22,635	4,944	25,610	(24,906)
Income tax expense (benefit)	6,414	568	6,750	(8,639)
NET INCOME (LOSS)	$16,221	$4,376	$18,860	$(16,267)
NET INCOME (LOSS) PER COMMON SHARE
Basic:	$0.49	$0.13	$0.57	$(0.50)
Diluted:	$0.48	$0.13	$0.56	$(0.50)

Basic weighted average common shares outstanding	32,979	32,600	32,875	32,524
Diluted weighted average common shares outstanding	33,713	32,838	33,710	32,524

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Comprehensive Operations

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
NET INCOME (LOSS)	$16,221	$4,376	$18,860	$(16,267)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(36)	1,382	275	123
COMPREHENSIVE INCOME (LOSS)	$16,185	$5,758	$19,135	$(16,144)

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	July 30, 2021	July 31, 2020	January 29, 2021
ASSETS
Current assets
Cash and cash equivalents	$39,223	$62,624	$33,933
Restricted cash	2,102	1,843	1,861
Accounts receivable, net	30,203	24,367	37,574
Inventories, net	464,291	441,510	382,106
Prepaid expenses and other current assets	31,127	48,095	40,356
Total current assets	566,946	578,439	495,830
Property and equipment, net	136,714	153,003	145,288
Operating lease right-of-use asset	33,989	37,882	35,475
Goodwill	106,700	106,700	106,700
Intangible asset, net	257,000	257,000	257,000
Other assets	4,347	4,300	5,215
TOTAL ASSETS	$1,105,696	$1,137,324	$1,045,508
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$13,750	$—	13,750
Accounts payable	211,916	202,629	134,007
Lease liability - current	5,437	5,676	5,183
Other current liabilities	130,285	99,016	161,982
Total current liabilities	361,388	307,321	314,922
Long-term borrowings on ABL Facility	25,000	—	25,000
Long-term debt, net	240,020	381,909	245,632
Lease liability - long-term	35,912	40,588	37,811
Deferred tax liabilities	47,469	65,619	47,346
Other liabilities	6,084	5,530	5,094
TOTAL LIABILITIES	715,873	800,967	675,805
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 authorized: 480,000 shares; issued and outstanding: 32,981, 32,604 and 32,614, respectively	330	326	326
Additional paid-in capital	370,353	364,773	369,372
Retained earnings (accumulated deficit)	30,086	(15,877)	11,226
Accumulated other comprehensive loss	(10,946)	(12,865)	(11,221)
TOTAL STOCKHOLDERS' EQUITY	389,823	336,357	369,703
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,105,696	$1,137,324	$1,045,508

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	26 Weeks Ended
(in thousands)	July 30, 2021	July 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$18,860	$(16,267)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,695	18,164
Amortization of debt issuance costs	1,597	858
Loss on property and equipment	443	887
Stock-based compensation	6,069	4,542
Deferred income taxes	46	7,936
Goodwill impairment	—	3,300
Other	194	1,115
Change in operating assets and liabilities:
Accounts receivable	7,071	26,966
Inventories	(81,971)	(65,553)
Accounts payable	78,376	48,858
Other operating assets	10,615	(11,361)
Other operating liabilities	(30,470)	(11,461)
Net cash provided by operating activities	30,525	7,984
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(11,961)	(19,758)
Net cash used in investing activities	(11,961)	(19,758)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under ABL Facility	75,000	75,000
Payments of borrowings under ABL Facility	(75,000)	(75,000)
Principal payments on long-term debt, net	(6,875)	(2,575)
Payments of employee withholding taxes on share-based compensation	(5,084)	(423)
Payment of debt-issuance costs	(932)	—
Net cash used in financing activities	(12,891)	(2,998)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(142)	(58)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	5,531	(14,830)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	35,794	79,297
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$41,325	$64,467
SUPPLEMENTAL CASH FLOW DATA
Unpaid liability to acquire property and equipment	$2,726	$2,303
Income taxes paid, net of refunds	$18,338	$(47)
Interest paid	$16,306	$9,087
Lease liabilities arising from obtaining operating lease right-of-use assets	$1,161	$3,525

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS' END, INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock Issued		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders'
(in thousands)	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 29, 2021	32,614	$326	$369,372	$11,226	$(11,221)	$369,703
Net income	—	—	—	2,639	—	2,639
Cumulative translation adjustment, net of tax	—	—	—	—	311	311
Stock-based compensation expense	—	—	2,513	—	—	2,513
Vesting of restricted shares	553	4	(4)	—	—	—
Restricted stock shares surrendered for taxes	(190)	—	(5,013)	—	—	(5,013)
Balance at April 30, 2021	32,977	$330	$366,868	$13,865	$(10,910)	$370,153
Net income	—	—	—	16,221	—	16,221
Cumulative translation adjustment, net of tax	—	—	—	—	(36)	(36)
Stock-based compensation expense	—	—	3,556	—	—	3,556
Vesting of restricted shares	7	—	—	—	—	—
Restricted stock shares surrendered for taxes	(3)	—	(71)	—	—	(71)
Balance at July 30, 2021	32,981	$330	$370,353	$30,086	$(10,946)	$389,823

	Common Stock Issued		Additional Paid-in	Retained Earnings/ (Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands)	Shares	Amount	Capital	Deficit)	Loss	Equity
Balance at January 31, 2020	32,382	$324	$360,656	$390	$(12,988)	$348,382
Net loss	—	—	—	(20,643)	—	(20,643)
Cumulative translation adjustment, net of tax	—	—	—	—	(1,259)	(1,259)
Stock-based compensation expense	—	—	1,828	—	—	1,828
Vesting of restricted shares	275	2	(2)	—	—	—
Restricted stock shares surrendered for taxes	(61)	—	(410)	—	—	(410)
Balance at May 1, 2020	32,596	$326	$362,072	$(20,253)	$(14,247)	$327,898
Net income	—	—	—	4,376	—	4,376
Cumulative translation adjustment, net of tax	—	—	—	—	1,382	1,382
Stock-based compensation expense	—	—	2,714	—	—	2,714
Vesting of restricted shares	10	—	—	—	—	—
Restricted stock shares surrendered for taxes	(2)	—	(13)	—	—	(13)
Balance at July 31, 2020	32,604	$326	$364,773	$(15,877)	$(12,865)	$336,357

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BACKGROUND AND BASIS OF PRESENTATION

Description of Business

Lands' End, Inc. ("Lands' End" or the "Company") is a leading uni-channel retailer of casual clothing, accessories, footwear and home products. Lands’ End offers products online at www.landsend.com, on third-party online marketplaces and through its own Company Operated stores, as well as third-party retail locations. Lands’ End is a classic American lifestyle brand with a passion for quality, legendary service and real value and seeks to deliver timeless style for women, men, kids and home.

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

•	Debt Facilities - Collectively, the Current Term Loan Facility and ABL Facility

•	Deferred Awards - Time vesting stock awards

•	EPS - Earnings per share

•	FASB - Financial Accounting Standards Board

•	First Quarter 2021 – The 13 weeks ended April 30, 2021

•	First Quarter 2020 - The 13 weeks ended May 1, 2020

•	Fiscal 2022 – The 52 weeks ending January 27, 2023

•	Fiscal 2021 - The 52 weeks ending January 28, 2022

•	Fiscal 2020 - The 52 weeks ended January 29, 2021

•

Former Term Loan Facility - Term loan credit agreements, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders, and replaced by the Current Term Loan Facility on September 9, 2020

•	GAAP - Accounting principles generally accepted in the United States

•	LIBOR - London inter-bank offered rate

•	Option Awards - Stock option awards

•	Performance Awards - Performance-based stock awards

•	SEC – United States Securities and Exchange Commission

•	Second Quarter 2021 – The 13 weeks ended July 30, 2021

•	Second Quarter 2020 – The 13 weeks ended July 31, 2020

•	Third Quarter 2021 – The 13 weeks ending October 29, 2021

•	Third Quarter 2020 – The 13 weeks ended October 30, 2020

•	Year-to-Date 2021 - The 26 weeks ended July 30, 2021

•	Year-to-Date 2020 - The 26 weeks ended July 31, 2020

•	Year-to-Date 2019 – The 26 weeks ended August 2, 2019

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Lands' End, Inc., and its subsidiaries. All intercompany transactions and balances have been eliminated.

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

Impact of the COVID-19 Pandemic

COVID-19 surfaced in late 2019 and in March 2020, the World Health Organization declared COVID-19 a pandemic. The onset of the COVID-19 pandemic had a disruptive impact on the Company’s business operations and an unfavorable impact on the Company’s results of operations during the first half of Fiscal 2020. During the Second Quarter 2020, the Company began a significant recovery that continued to build on the momentum experienced before the COVID-19 pandemic. The Company’s strong foundation and ongoing enhancements across the four strategic pillars of product, digital, uni-channel distribution and business processes supported the Company during this COVID-19 pandemic and continues to support the strength of the Company’s financial performance and encouraging customer metrics. The ultimate timing and impact of customer demand levels across all distribution channels will depend on the duration and scope of the COVID-19 pandemic, overall economic conditions and consumer preferences. The COVID-19 pandemic continues to adversely impact the Company in its supply chain and remains a threat to the Company’s workforce.

Health and Safety of Employees and Consumers

From the beginning of the COVID-19 pandemic, the Company’s priority has been the safety of employees and customers. On March 16, 2020, the Company temporarily closed its Company Operated stores. These stores reopened during Second Quarter 2020. Additionally, the Company opened four new U.S. Company Operated stores in Second Quarter 2020. These new stores were already planned, and construction was underway prior to the start of the COVID-19 pandemic. Since the onset of the COVID-19 pandemic, the Company has taken extra precautions in its offices and distribution centers which have varied from time to time based on the then current guidance from global, federal and state health authorities. These measures have included COVID-19 retail guidelines, work-from-home policies, social distancing, masking, thermal scanning and partitions in all facilities. With the emergence of the delta variant of COVID-19, the Company has been required to keep these measures in place longer than anticipated.

Supply Chain

The COVID-19 pandemic continues to cause supply chain disruptions across all industries, and the Company continually monitors its supply chain for manufacturing and transportation delays caused or exacerbated by the COVID-19 pandemic. In the first half of Fiscal 2021, the COVID-19 pandemic impacted the Company’s distribution centers, third-party manufacturing partners and logistics partners, including freight capacity, port congestion, other logistics constraints, and closure of certain third-party manufacturing facilities and production lines. These disruptions and constraints resulted in later timing of Spring 2021 inventory receipts and deliveries, as well as higher freight, distribution and other supply chain costs. These disruptions have led, at times, to lower inventory positions and higher than normal back orders, as manufacturing, transport, receipt and stocking of inbound product is delayed. In addition, increased demand for parcel delivery has led to carrier limitations, as well as rate surcharges, throughout the industry, generally, and for the Company, in particular.

The Company expects these supply chain disruptions and constraints and increases in costs to continue through the balance of Fiscal 2021 and into Fiscal 2022. As a result of these impacts, the Company anticipates later than expected fall and holiday season inventory receipts and deliveries to the Company’s wholesale customers and inventory availability for the Company’s distribution channels. These additional costs and shipping delays may impact the Company’s future net sales and gross margin results, depending upon the ultimate timing of delivery and availability of product to sell.

Expense Reduction

Beginning in First Quarter 2020, the Company took aggressive actions to reduce overall expenses as a response to decreased customer demand due to the COVID-19 pandemic. The Company reduced operating expenses and structural costs by enacting employee furloughs and temporary tiered salary reductions for the executive team and corporate staff. In addition, other discretionary operating expenses and planned capital expenditures for Fiscal 2020 were significantly reduced. As the COVID-19 pandemic continues and new variants emerge, the Company will continue to monitor the impact of the COVID-19 pandemic to manage overall expenses.

Goodwill and Indefinite-Lived Intangible Asset

The Company considered the COVID-19 pandemic to be a triggering event in First Quarter 2020 for the Company’s Outfitters and Japan eCommerce reporting units and therefore completed an interim test for impairment of goodwill for these reporting units as of May 1, 2020. The testing resulted in no impairment of the Company’s Outfitters reporting unit and full impairment of the $3.3 million of goodwill allocated to the Company’s Japan eCommerce reporting unit. There was not a triggering event or impairment charge Year-to-Date 2021.

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

The following table summarizes the components of basic and diluted EPS:

	13 Weeks Ended		26 Weeks Ended
(in thousands, except per share amounts)	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
Net income (loss)	$16,221	$4,376	$18,860	$(16,267)

Basic weighted average common shares outstanding	32,979	32,600	32,875	32,524
Dilutive effect of stock awards	734	238	835	—
Diluted weighted average common shares outstanding	33,713	32,838	33,710	32,524

Basic earnings (loss) per share	$0.49	$0.13	$0.57	$(0.50)
Diluted earnings (loss) per share	$0.48	$0.13	$0.56	$(0.50)

Stock awards are considered anti-dilutive based on the application of the treasury stock method or in the event of a net loss. Anti-dilutive shares excluded from the diluted weighted average shares outstanding were 89 anti-dilutive shares in the 13 weeks ended July 30, 2021, 978,983 anti-dilutive shares in the 13 weeks ended July 31, 2020, 44 anti-dilutive shares in the 26 weeks ended July 30, 2021 and 1,216,830 anti-dilutive shares in the 26 weeks ended July 31, 2020.

NOTE 4. OTHER COMPREHENSIVE LOSS

Other comprehensive loss encompasses all changes in equity other than those arising from transactions with stockholders and is comprised solely of foreign currency translation adjustments.

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
Beginning balance: Accumulated other comprehensive loss (net of tax of $2,900, $3,790, $2,987, and $3,453, respectively)	$(10,910)	$(14,247)	$(11,221)	$(12,988)
Other comprehensive loss:
Foreign currency translation adjustments (net of tax of $10, $(370), $(77) and $(33), respectively)	(36)	1,382	275	123
Ending balance: Accumulated other comprehensive loss (net of tax of $2,910, $3,420, $2,910 and $3,420, respectively)	$(10,946)	$(12,865)	$(10,946)	$(12,865)

No amounts were reclassified out of Accumulated other comprehensive loss during any of the periods presented.

NOTE 5. DEBT

ABL Facility

The Company’s $275.0 million revolving ABL Facility includes a $70.0 million sublimit for letters of credit and is available for working capital and other general corporate liquidity needs. The balance outstanding was $25.0 million and zero on July 30, 2021 and July 31, 2020, respectively. The balance of outstanding letters of credit was $16.7 million and $12.0 million on July 30, 2021 and July 31, 2020, respectively.

During Fiscal 2020, the Company exercised the “accordion” feature under the ABL Facility increasing the maximum borrowings available under the facility from $175.0 million to $275.0 million, subject to a borrowing base (the “Loan Cap”). This was completed in two separate transactions. The first was a $25.0 million increase effective March 19, 2020 and the second was a $75.0 million increase effective September 9, 2020. The latter was completed through the Second Amendment to the ABL Facility executed on August 12, 2020.

On July 29, 2021, the Company executed the Third Amendment to the ABL Facility resulting in favorable financial terms compared to the Second Amendment to the ABL Facility and extension of the maturity date of the ABL Facility, as discussed below.

Long-Term Debt

On September 9, 2020, the Company entered into the Current Term Loan Facility which provides a term loan facility of $275.0 million, the proceeds of which were used, along with borrowings of $125.0 million under the ABL Facility, to repay all of the indebtedness under the Former Term Loan Facility and to pay fees and expenses in connection with the financing. Origination costs, including an Original Issue Discount (“OID”) of 3% and $5.1 million in debt origination fees, were paid upon entering into the Current Term Loan Facility. The OID and the debt origination fees are presented as a direct deduction from the carrying value of the Current Term Loan Facility and are amortized over the term of the loan to Interest expense in the Condensed Consolidated Statements of Operations.

The Company's long-term debt consisted of the following:

	July 30, 2021		July 31, 2020		January 29, 2021
(in thousands)	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Former Term Loan Facility	$—	—%	$382,812	4.25%	$—	—%
Current Term Loan Facility, maturing September 9, 2025	264,688	10.75%	—	—%	271,563	10.75%
	264,688		382,812		271,563
Less: Current portion of long-term debt	13,750		—		13,750
Less: Unamortized debt issuance costs	10,918		903		12,181
Long-term debt, net	$240,020		$381,909		$245,632

The following table summarizes the Company's borrowing availability under the ABL Facility:

	July 30, 2021		July 31, 2020		January 29, 2021
(in thousands)	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
ABL Facility maximum borrowing	$275,000		$200,000		$275,000
Less: Outstanding borrowings	25,000	2.75%	—	—%	25,000	3.00%
Less: Outstanding letters of credit	16,693		12,020		27,131
Borrowing availability under ABL Facility	$233,307		$187,980		$222,869

Interest; Fees

Between September 9, 2020 and July 30, 2021, the ABL Facility provided that for LIBOR loans, the interest rate is LIBOR (subject to an interest rate floor of 0.75%) plus a borrowing margin which was, where the average daily total loans outstanding for the previous quarter were (i) less than $50.0 million, 1.75%, (ii) equal to or greater than $50.0 million but less than $100.0 million, 2.00%, (iii) equal to or greater than $100.0 million but less than $200.0 million, 2.25%, and (iv) greater than $200.0 million, 3.50%. For Base Rate loans, the borrowing margin was, where the average daily total loans outstanding for the previous quarter were (i) less than $50.0 million for the previous quarter, 1.00%, (ii) equal to or greater than $50.0 million but less than $100.0 million, 1.25%, (iii) equal to or greater than $100.0 million but less than $200.0 million, 1.50%, and (iv) greater than $200.0 million, 2.75%.

Pursuant to the Third Amendment of the ABL Facility for LIBOR loans, commencing July 31, 2021 the borrowing margin will be, where the average daily total loans outstanding for the previous quarter are (i) less than $95.0 million, 1.25%, (ii) equal to or greater than $95.0 million but less than $180.0 million, 1.50%, and (iii) greater than or equal to $180.0 million, 1.75%.  For Base Rate loans, the borrowing margin will be, where the average daily total loans outstanding for the previous quarter are (i) less than $95.0 million for the previous quarter, 0.50%, (ii) equal to or greater than $95.0 million but less than $180.0 million, 0.75%, and (iii) greater than or equal to $180.0 million, 1.00%. The Third Amendment to the ABL Facility replaced the 0.75% LIBOR floor with a 0.00% LIBOR floor.

The interest rates per annum applicable to the loans under the Current Term Loan Facility are based on a fluctuating rate of interest measured by reference to, at the borrowers’ election, either (1) an adjusted LIBOR rate (with a minimum rate of 1.00%) plus 9.75%, or (2) an alternative base rate (which is the greater of (i) the prime rate published in the Wall Street Journal, (ii) the federal funds rate, which shall be no lower than 0.00% plus ½ of 1.00%, and (iii) the one month LIBOR rate plus 1.00% per annum) plus 8.75%.

Pursuant to the Second Amendment to the ABL Facility, the ABL Facility fees also included (i) commitment fees which range from 0.25% to 0.375% based upon the average daily unused commitment (aggregate commitment less loans and letter of credit outstanding) under the ABL Facility for the preceding fiscal quarter and (ii) customary letter of credit fees.

Effective with the Third Amendment to the ABL Facility, the ABL Facility fees include (i) commitment fees of 0.25% based upon the average daily unused commitment (aggregate commitment less loans and letter of credit outstanding) under the ABL Facility for the preceding fiscal quarter and (ii) customary letter of credit fees. As of the end of Second Quarter 2021, the Company had borrowings of $25.0 million on the ABL Facility.

Customary agency fees are payable in respect of the Debt Facilities.

Maturity; Amortization and Prepayments

The Third Amendment to the ABL Facility extended the maturity from November 16, 2022 to the earlier of (a) July 29, 2026 and (b) June 9, 2025 if, on or prior to such date, the Current Term Loan Facility has not been refinanced, extended or repaid in full in accordance with the terms thereof and not replaced with other indebtedness.

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

Under the ABL Facility, if excess availability falls below the greater of 10% of the Loan Cap amount or $15.0 million, the Company will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0.

Effective with the Second Amendment to the ABL Facility, the ABL Facility had a cash maintenance provision which applied a limit of $75.0 million on the amount of cash and cash equivalents (subject to certain exceptions) that the Company could hold when outstanding loans under the ABL Facility equaled or exceeded $125.0 million. The Third Amendment to the ABL Facility eliminated this cash maintenance provision.

The Debt Facilities contain certain affirmative covenants, including reporting requirements such as delivery of financial statements, certificates and notices of certain events, maintaining insurance, and providing additional guarantees and collateral in certain circumstances.

As of July 30, 2021, the Company was in compliance with all of its covenants in the Debt Facilities.

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

ii.

Performance-based stock awards ("Performance Awards") are in the form of restricted stock units and have, in addition to a service requirement, performance criteria that must be achieved for the awards to be earned. For Performance Awards the Target Shares earned can range from 50% to 200% once minimum thresholds have been reached and depend on the achievement of Adjusted EBITDA and revenue performance measures for the cumulative three-fiscal year performance period beginning with the fiscal year of the grant date. The applicable percentage of the Target Shares, as determined by performance, vest after the completion of the applicable three-year performance period and upon determination of achievement of the performance measures by the Compensation Committee of the Board of Directors, and unearned Target Shares are forfeited. The fair value of the Performance Awards is based on the closing price of the Company’s common stock on the grant date. Stock based compensation expense is recognized ratably over the related service period, reduced for estimated forfeitures of those awards not expected to vest due to employee turnover, and adjusted based on the Company's estimate of the percentage of the aggregate Target Shares expected to be earned. The 2018 Performance Awards vested on March 25, 2021 at 111%. The compensation expense associated with the 2021 Performance Awards and 2019 Performance Awards are accrued at 193% and 147% of Target Shares, respectively.

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

The following table provides a summary of the Company's stock-based compensation expense, which is included in Selling and administrative expense in the Condensed Consolidated Statements of Operations:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
Deferred awards	$1,484	$1,383	$2,845	$3,024
Performance awards	2,072	1,144	3,121	1,144
Option awards	—	187	103	374
Total stock-based compensation expense	$3,556	$2,714	$6,069	$4,542

The following table provides a summary of the Deferred Awards activity for Year-to-Date 2021:

	Deferred Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of January 29, 2021	1,093	$10.86
Granted	245	29.95
Vested	(395)	13.85
Forfeited or expired	(12)	11.49
Unvested as of July 30, 2021	931	14.61

Total unrecognized stock-based compensation expense related to unvested Deferred Awards was approximately $10.5 million as of July 30, 2021, which is expected to be recognized ratably over a weighted average period of 2.2 years. Deferred Awards granted to employees during Fiscal 2021 vest ratably over a period of three years.

The following table provides a summary of the Performance Awards activity for Year-to-Date 2021:

	Performance Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of January 29, 2021	393	$18.32
Granted (1)	166	29.95
Vested	(165)	21.90
Forfeited or expired	—	—
Unvested as of July 30, 2021	394	21.72

(1)	Performance shares granted assume achievement performance at 100% of target.

Total unrecognized stock-based compensation expense related to unvested Performance Awards was approximately $9.8 million as of July 30, 2021, which is expected to be recognized ratably over a weighted average period of 2.3 years. Performance Awards granted to employees during Fiscal 2021 and Fiscal 2019 vest, if earned, after completion of the applicable three-year performance period.

The following table provides a summary of the Options Award activity for Year-to-Date 2021:

	Option Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of January 29, 2021	85	$8.73
Granted	—	—
Vested	(85)	8.73
Forfeited or expired	—	—
Unvested as of July 30, 2021	—	—

As of July 30, 2021, there were no unvested Option Awards. The Option Awards have a contractual term of ten years and vested ratably over the first four years. As of July 30, 2021, 343,135 shares related to Option Awards were exercisable. No options have been exercised as of July 30, 2021.

NOTE 7. FAIR VALUE MEASUREMENTS OF FINANCIAL ASSETS AND LIABILITIES

Restricted cash is reflected on the Condensed Consolidated Balance Sheets at fair value. The fair value of restricted cash was $2.1 million, $1.8 million and $1.9 million as of July 30, 2021, July 31, 2020 and January 29, 2021, respectively based on Level 1 inputs. Restricted cash amounts are valued based upon statements received from financial institutions.

Carrying values and fair values of long-term debt, including current portion, in the Condensed Consolidated Balance Sheets are as follows:

	July 30, 2021		July 31, 2020		January 29, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$264,688	$263,030	$382,812	$352,666	$271,563	$277,265

Long-term debt, including current portion, was valued utilizing Level 3 valuation techniques based on a third-party analysis on July 30, 2021 and January 29, 2021. The fair value of the debt on July 31, 2020 was determined utilizing Level 2 techniques based on the closing inactive market bid price on July 31, 2020. There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis as of July 30, 2021, July 31, 2020, and January 29, 2021.

NOTE 8. INCOME TAXES

Provision for Income Taxes

At the end of each quarter, the Company estimates its effective income tax rate pursuant to ASC 740. The rate for the period consists of the tax rate expected to be applied for the full year to ordinary income adjusted for any discrete items recorded in the period.

The Company recorded a tax expense at an overall effective tax rate of 28.3% and 11.5% for the Second Quarter 2021 and 2020, respectively. The Second Quarter 2021 rate is higher than Second Quarter 2020 primarily as a result of changes in estimates due to uncertainties related to the Company’s performance as a result of the COVID-19 pandemic in 2020. The Company recorded a tax expense at an overall effective tax rate of 26.4% for Year-to-Date 2021 and a tax benefit of 34.7% for Year-to-Date 2020. The Year-to-Date 2021 rate is lower than Year-to-Date 2020 primarily due to the generation of pretax income in 2021 compared to a pretax loss in 2020 in addition to the estimated tax benefits recorded as a result of the CARES Act in 2020.

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

On August 18, 2021, the Court ruled on several pending motions. The Court denied Plaintiffs’ motion for class certification with respect to performance of the uniforms and warranty claims. The Court denied Plaintiffs’ motion for partial summary judgment regarding crocking claims and granted Lands’ End’s motion for partial summary judgment related to certain warranty claims. In addition, giving effect to both the addition and voluntary dismissal of individual plaintiffs over the course of the litigation, the number of individual plaintiffs had been reduced from 1,089 to 603 as of August 18, 2021.  On September 1, 2021, Plaintiffs filed a Rule 23(f) petition, seeking interlocutory review of the Court’s decision denying class certification.

The Consolidated Wisconsin Action continues to be in discovery. Lands' End is vigorously defending these lawsuits and believes they are without merit.

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

•

Outfitters sells uniform and logo apparel to businesses and their employees, as well as to student households through school relationships, located primarily in the U.S., through negotiated arrangements to make specific styles or customized products which are made available for purchase on the Company’s eCommerce websites.

•	Third Party sells the same products as U.S. eCommerce but direct to consumers through third-party marketplace websites and through domestic wholesale customers.

•	Retail sells products through Company Operated stores.

Net revenue is presented by distribution channel in the following table:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
Net revenue:
U.S. eCommerce	$237,618	$220,906	$441,191	$359,743
International	47,819	44,187	104,263	85,386
Outfitters	65,633	37,416	106,313	69,215
Third Party	19,098	5,108	30,902	6,614
Retail	13,941	4,466	22,737	8,133
Total net revenue	$384,109	$312,083	$705,406	$529,091

NOTE 11. REVENUE

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

The Company's revenue is disaggregated by distribution channel and geographic location. Revenue by distribution channel is presented in Note 10, Segment Reporting. Revenue by geographic location was:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
Net revenue:
United States	$330,890	$264,162	$591,296	$436,906
Europe	38,019	32,375	84,906	62,775
Asia	10,490	12,304	20,549	23,653
Other	4,710	3,242	8,655	5,757
Total net revenue	$384,109	$312,083	$705,406	$529,091

Contract Liabilities

Contract liabilities consist of payments received in advance of the transfer of control to the customer. As products are delivered and control transfers, the Company recognizes the deferred revenue in Net revenue in the Condensed Consolidated Statements of Operations. The following table summarizes the deferred revenue associated with payments received in advance of the transfer of control to the customer, which is reported in Other current liabilities in the Condensed Consolidated Balance Sheets, as well as amounts recognized through Net revenue for each period presented. The majority of deferred revenue as of July 30, 2021 is expected to be recognized in Net revenue in the fiscal quarter ending October 29, 2021, as products are delivered to customers.

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
Deferred revenue beginning of period	$25,374	$15,896	$17,187	$8,096
Deferred revenue recognized in period	(25,160)	(15,896)	(16,973)	(8,096)
Revenue deferred in period	18,141	11,901	18,141	11,901
Deferred revenue end of period	$18,355	$11,901	$18,355	$11,901

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

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
Balance as of beginning of period	$27,466	$23,202	$26,798	$22,592
Gift cards sold	13,949	11,104	24,996	19,935
Gift cards redeemed	(12,963)	(10,587)	(23,228)	(18,714)
Gift card breakage	(111)	(68)	(225)	(162)
Balance as of end of period	$28,341	$23,651	$28,341	$23,651

Refund Liabilities

Refund liabilities, primarily associated with product sales returns and retrospective volume rebates, represent variable consideration and are estimated and recorded as a reduction to Net revenue based on historical experience. As of July 30, 2021, July 31, 2020 and January 29, 2021, $17.4 million, $23.2 million and $25.7 million, respectively, of refund liabilities, primarily associated with product returns, were reported in Other current liabilities in the Condensed Consolidated Balance Sheets. An asset for product returns is recorded in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

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

As used in this Quarterly Report on Form 10-Q, references to the "Company", "Lands' End", "we", "us", "our" and similar terms refer to Lands' End, Inc., and its subsidiaries. Our fiscal year ends on the Friday preceding the Saturday closest to January 31. Other terms that are commonly used in this Quarterly Report on Form 10-Q are defined as follows:

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

•	Debt Facilities - Collectively, the Current Term Loan Facility and ABL Facility
•	First Quarter 2020 - The 13 weeks ended May 1, 2020
•	Fiscal 2022 – The 52 weeks ending January 27, 2023
•	Fiscal 2021 – The 52 weeks ending January 28, 2022
•	Fiscal 2020 - The 52 weeks ended January 29, 2021
•	Fiscal 2019 – The 52 weeks ended January 31, 2020
•

Former Term Loan Facility - Term loan credit agreements, dated as of April 4, 2014, with Bank of America, N.A. and certain other lenders, and replaced by the Current Term Loan Facility on September 9, 2020

•	GAAP - Accounting principles generally accepted in the United States
•	LIBOR - London inter-bank offered rate
•	SEC - United States Securities and Exchange Commission
•	Second Quarter 2021 – The 13 weeks ended July 30, 2021
•	Second Quarter 2020 – The 13 weeks ended July 31, 2020
•	Second Quarter 2019 – The 13 weeks ended August 2, 2019
•	Third Quarter 2021 – The 13 weeks ending October 29, 2021
•	Third Quarter 2020 – The 13 weeks ended October 30, 2020
•	Year-to-Date 2021 - The 26 weeks ended July 30, 2021
•	Year-to-Date 2020 - The 26 weeks ended July 31, 2020
•	Year-to-Date 2019 – The 26 weeks ended August 2, 2019

Executive Overview

Description of the Company

Lands' End is a leading uni-channel retailer of casual clothing, accessories, footwear and home products. Operating out of America’s heartland, we believe our vision and values make a strong connection with our core customers. We offer products online at www.landsend.com, on third-party online marketplaces and through our own Company Operated stores, as well as third-party retail locations. We are a classic American lifestyle brand with a passion for quality, legendary service and real value and seek to deliver timeless style for women, men, kids and the home.

Lands’ End was founded in 1963 by Gary Comer and his partners to sell sailboat hardware and equipment by catalog. While our product focus has shifted significantly over the years, we have continued to adhere to our founder’s motto as one of our guiding principles: "Take care of the customer, take care of the employee and the rest will take care of itself."

We seek to provide a common customer experience regardless of whether our customers are interacting with us on our company websites, third-party marketplaces, at our Company Operated stores or other distribution channels.

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

Distribution Channels

We identify five separate distribution channels for revenue reporting purposes:

•	U.S. eCommerce offers products through our eCommerce website utilizing digital marketing and direct mail catalogs.
•	International offers products primarily to consumers located in Europe and Japan through our eCommerce international websites and third-party affiliates.
•

Outfitters sells uniform and logo apparel to businesses and their employees, as well as to school households through school relationships, located primarily in the U.S., through negotiated arrangements to make specific styles or customized products which are made available for purchase on the Company’s eCommerce websites.

•	Third Party sells the same products as U.S. eCommerce but direct to consumers through third-party marketplace websites and through domestic wholesale customers.
•	Retail sells products through our Company Operated stores.

Impact of the COVID-19 Pandemic

COVID-19 surfaced in late 2019 and in March 2020, the World Health Organization declared COVID-19 a pandemic. The onset of the COVID-19 pandemic had a disruptive impact on our business operations and an unfavorable impact on our results of operations during the first half of Fiscal 2020. During the Second Quarter 2020, we began a significant recovery that continued to build on the momentum experienced before the COVID-19 pandemic. Our strong foundation and ongoing enhancements across the four strategic pillars of product, digital, uni-channel distribution and business processes supported us during this COVID-19 pandemic and continues to support the strength of our financial performance and encouraging customer metrics. The COVID-19 pandemic continues to adversely impact us and our supply chain and remains a threat to our workforce.

We continue to believe that we will emerge from these events well positioned for long-term growth, though we cannot reasonably estimate the duration and severity of this global pandemic or its ultimate impact on the global economy and our business and results.

Health and Safety of our People and Consumers

From the beginning of the COVID-19 pandemic, our priority has been the safety of our employees and customers. On March 16, 2020, we temporarily closed our Company Operated stores. These stores reopened during Second Quarter 2020. Additionally, we opened four new U.S. Company Operated stores in Second Quarter 2020. These new stores were already planned, and construction was underway prior to the start of the COVID-19 pandemic. Since the onset of the COVID-19 pandemic, we have taken extra precautions in our offices and distribution centers, which have varied from time to time based on the then current guidance from global, federal and state health authorities. These measures have included COVID-19 retail guidelines, work from home policies, social distancing, masking, thermal scanning and partitions in all facilities. With the emergence of the delta variant of COVID-19, we have been required to keep these measures in place longer than anticipated.

Supply Chain

The COVID-19 pandemic continues to cause supply chain disruptions across all industries, and we continually monitor our supply chain for manufacturing and transportation delays caused or exacerbated by the COVID-19 pandemic. In the first half of Fiscal 2021, the COVID-19 pandemic impacted our distribution centers, third-party manufacturing partners and logistics partners, including freight capacity, port congestion, other logistics constraints, and closure of certain third-party manufacturing facilities and production lines. These disruptions and constraints resulted in later timing of Spring 2021 inventory receipts and deliveries, as well as higher freight, distribution and other supply chain costs. These disruptions have led, at times, to lower inventory positions and higher than normal back orders, as manufacturing, transport, receipt and stocking of inbound product is delayed. In addition, increased demand for parcel delivery has led to carrier limitations, as well as rate surcharges, throughout the industry, generally, and for the Company, in particular.

We expect these supply chain disruptions and constraints and increases in costs to continue through the balance of Fiscal 2021 and into Fiscal 2022. As a result of these impacts, we anticipate later than expected fall and holiday season inventory receipts and deliveries to our wholesale customers and inventory availability for our distribution channels. These additional costs and shipping delays may impact our future net sales and gross margin results, depending upon the ultimate timing of delivery and availability of product to sell.

Expense Reduction

Beginning in First Quarter 2020, we took aggressive actions to reduce overall expenses as a response to decreased customer demand due to the COVID-19 pandemic. We reduced our operating expenses and structural costs by enacting employee furloughs, and temporary tiered salary reductions for the executive team and corporate staff. In addition, other discretionary operating expenses and planned capital expenditures for Fiscal 2020 were significantly reduced. As the COVID-19 pandemic continues and new variants emerge, we will continue to monitor the impact of the COVID-19 pandemic to manage overall expenses.

Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared in accordance with GAAP and include the accounts of Lands' End, Inc., and its subsidiaries. All intercompany transactions and balances have been eliminated. The COVID-19 pandemic had a material impact on our results for the 26 weeks ended July 31, 2020. As such, this interim period, as well as upcoming periods, may not be comparable to past performance or indicative of future performance.

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

Results of Operations

The following table sets forth, for the periods indicated, selected income statement data:

	13 Weeks Ended
	July 30, 2021		July 31, 2020
(in thousands)	$'s	% of Net revenue	$’s	% of Net revenue
Net revenue	$384,109	100.0%	$312,083	100.0%
Cost of sales (excluding depreciation and amortization)	206,320	53.7%	176,661	56.6%
Gross profit	177,789	46.3%	135,422	43.4%
Selling and administrative	136,649	35.6%	111,478	35.7%
Depreciation and amortization	9,791	2.5%	9,378	3.0%
Other operating expense, net	—	—%	3,373	1.1%
Operating income	31,349	8.2%	11,193	3.6%
Interest expense	8,837	2.3%	4,916	1.6%
Other (income) expense, net	(123)	(0.0)%	1,333	0.4%
Income before income taxes	22,635	5.9%	4,944	1.6%
Income tax expense	6,414	1.7%	568	0.2%
NET INCOME	$16,221	4.2%	$4,376	1.4%

	26 Weeks Ended
	July 30, 2021		July 31, 2020
(in thousands)	$'s	% of Net revenue	$’s	% of Net revenue
Net revenue	$705,406	100.0%	$529,091	100.0%
Cost of sales (excluding depreciation and amortization)	379,880	53.9%	299,514	56.6%
Gross profit	325,526	46.1%	229,577	43.4%
Selling and administrative	262,171	37.2%	217,276	41.1%
Depreciation and amortization	19,695	2.8%	18,164	3.4%
Other operating expense, net	443	(0.0)%	7,656	1.4%
Operating income (loss)	43,217	6.1%	(13,519)	(2.6)%
Interest expense	17,897	2.5%	10,227	1.9%
Other (income) expense, net	(290)	(0.0)%	1,160	0.2%
Income (loss) before income taxes	25,610	3.6%	(24,906)	(4.7)%
Income tax expense (benefit)	6,750	0.9%	(8,639)	(1.6)%
NET INCOME (LOSS)	$18,860	2.7%	$(16,267)	(3.1)%

Depreciation and amortization are not included in our cost of sales because we are a reseller of inventory and do not believe that including depreciation and amortization is meaningful. As a result, our gross margins may not be comparable to other entities that include depreciation and amortization related to the sale of their product in their gross margin measure.

Net Income (Loss) and Adjusted EBITDA

We recorded Net income of $16.2 million in Second Quarter 2021 compared to Net income of $4.4 million in the Second Quarter 2020. In addition to our Net income (loss) determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted EBITDA metric. Adjusted EBITDA is computed as Net income (loss) appearing on the Condensed Consolidated Statements of Operations net of Income tax expense/(benefit), Interest expense, Depreciation and amortization and certain significant items as set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our business for comparable periods, and as a basis for an executive compensation metric. The methods used by us to calculate our non-GAAP financial measures may differ significantly from methods used by other companies to compute similar measures. As a result, any non-GAAP financial measures presented herein may not be comparable to similar measures provided by other companies. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.

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

•	Corporate restructuring – corporate restructuring actions and activities including severance for the reduction in corporate positions for the 13 weeks and 26 weeks ended July 31, 2020.

•	Goodwill and long-lived asset impairment – charges associated with the non-cash write down of goodwill and certain long-lived assets for the 13 weeks and 26 weeks ended July 31, 2020.

•	Other – amortization of transaction related costs associated with Third Party channel for the 13 weeks and 26 weeks ended July 30, 2021.

•

Loss on property and equipment - management considers the gains or losses on asset valuation to result from investing decisions rather than ongoing operations for the 13 weeks ended July 31, 2020 and for the 26 weeks ended July 30, 2021 and July 31, 2020.

	13 Weeks Ended
	July 30, 2021		July 31, 2020
(in thousands)	$’s	% of Net revenue	$’s	% of Net revenue
Net income	$16,221	4.2%	$4,376	1.4%
Income tax expense	6,414	1.7%	568	0.2%
Other (income) expense, net	(123)	(0.0)%	1,333	0.4%
Interest expense	8,837	2.3%	4,916	1.6%
Operating income	31,349	8.2%	11,193	3.6%
Depreciation and amortization	9,791	2.5%	9,378	3.0%
Corporate restructuring	—	—%	2,925	0.9%
Goodwill and long-lived asset impairment	—	—%	400	0.1%
Other	250	0.1%	—	—%
Loss on property and equipment	—	—%	48	0.0%
Adjusted EBITDA	$41,390	10.8%	$23,944	7.7%

	26 Weeks Ended
	July 30, 2021		July 31, 2020
(in thousands)	$’s	% of Net revenue	$’s	% of Net revenue
Net income (loss)	$18,860	2.7%	$(16,267)	(3.1)%
Income tax expense (benefit)	6,750	0.9%	(8,639)	(1.6)%
Other (income) expense, net	(290)	(0.0)%	1,160	0.2%
Interest expense	17,897	2.5%	10,227	1.9%
Operating income (loss)	43,217	6.1%	(13,519)	(2.6)%
Depreciation and amortization	19,695	2.8%	18,164	3.4%
Corporate restructuring	—	—%	2,925	0.6%
Goodwill and long-lived asset impairment	—	—%	3,844	0.7%
Other	500	0.1%	—	—%
Loss on property and equipment	443	0.1%	887	0.2%
Adjusted EBITDA	$63,855	9.1%	$12,301	2.3%

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

Discussion and Analysis

Second Quarter 2021 compared with Second Quarter 2020

Due to the impact of the COVID-19 pandemic on our financial operating results during the Second Quarter 2020, we also have included select comparisons to Second Quarter 2019 as management believes such comparisons are relevant to rate of recovery during the COVID-19 pandemic and performance of our business.

Net Revenue

Net revenue for Second Quarter 2021 was $384.1 million, an increase of $72.0 million or 23.1% compared with $312.1 million in the Second Quarter 2020, and an increase of $85.8 million or 28.8% compared with $298.3 million in the Second Quarter 2019.

U.S. eCommerce Net revenue was $237.6 million for Second Quarter 2021, an increase of $16.7 million or 7.6%, from $220.9 million during the Second Quarter 2020, and an increase of $62.5 million or 35.7% from $175.1 million during the Second Quarter 2019. The increase in revenue in Second Quarter 2021 was primarily driven by stronger website traffic and a higher average order value as customers continued to react positively to the product assortments and digital capabilities, which drove a year over year increase in our new customers acquired and our overall customer file.

International eCommerce Net revenue was $47.8 million for Second Quarter 2021, an increase of $3.6 million or 8.2%, from $44.2 million during the Second Quarter 2020, and an increase of $7.4 million or 18.3% from $40.4 million during the Second Quarter 2019. These increases in revenue were primarily driven by implementing U.S. eCommerce initiatives in Europe eCommerce which resulted in stronger demand as customers reacted positively to the product assortments and digital capabilities, which drove a year over year increase in our new customers acquired and overall customer file.

Outfitters Net revenue was $65.6 million for Second Quarter 2021, an increase of $28.2 million or 75.4%, from $37.4 million during the Second Quarter 2020, and an increase of $0.1 million or 0.2% from $65.5 million during the Second Quarter 2019. Compared to the Second Quarter 2020, the increase was primarily attributed to stronger demand within our travel-related national accounts and school uniforms as households roughly recovered to prior back-to-school shopping patterns, with a slower recovery in our small and medium-sized customers.

Third Party Net revenue was $19.1 million for Second Quarter 2021, an increase of $14.0 million from $5.1 million during the Second Quarter 2020. The increase was primarily attributed to the launch of Lands’ End product on Kohls.com and at 150 Kohl’s retail locations in the Third Quarter 2020 as well as the impact of expanding our swimwear assortment into an additional 150 Kohl’s retail locations during Second Quarter 2021.

Retail Net revenue was $14.0 in Second Quarter 2021, an increase of $9.5 million or 211.1% from $4.5 million during Second Quarter 2020, and a decrease of $0.2 million or 1.4% from $14.2 million during Second Quarter 2019. Compared to Second Quarter 2020, the increase was attributed to the stores being closed for a portion of Second Quarter 2020 and an increase in overall conversion partially offset by a decrease in traffic. Compared to Second Quarter 2019, the reduction in revenue was driven by a decrease in traffic partially offset by improved conversion and an increase in the number of U.S. Company Operated stores. On July 30, 2021 there were 31 U.S. Company Operated stores compared to 30 U.S. Company Operated stores on July 31, 2020 and 21 U.S. Company Operated stores on August 2, 2019.

Gross Profit

Gross profit was $177.8 million for Second Quarter 2021, an increase of $42.4 million or 31.3% from $135.4 million during the Second Quarter of 2020. Gross margin increased to 46.3% in Second Quarter 2021, compared with 43.4% in Second Quarter 2020.

Compared to Second Quarter 2020, gross margin increased due to merchandise margin expansion in the U.S. eCommerce channel driven by enhanced promotional strategies and continued use of analytics for both our pricing and inventory management, partially offset by increased shipping costs and surcharges as well as higher sales mix from the lower-margin Third Party channel.

Selling and Administrative Expenses

Selling and administrative expenses increased $25.1 million to $136.6 million or 35.6% of total Net revenue in Second Quarter 2021 compared with $111.5 million or 35.7% of Net revenue in Second Quarter 2020. The increase in expenses is due to the continued investment in digital marketing and lower operating expenses in Second Quarter 2020 due to actions taken at the onset of the COVID-19 pandemic to reduce operating expenses and structural costs. The approximately 10 basis point decrease was driven by improved leverage from higher sales and continued expense controls mostly offset by continued investment in digital marketing expenses and lower operating expenses in Second Quarter 2020 due to actions taken at the onset of the COVID-19 pandemic. This was an approximately 540 basis point decrease compared to Second Quarter 2019 despite the higher digital marketing expenses.

Depreciation and Amortization

Depreciation and amortization expense was $9.8 million in Second Quarter 2021, an increase of $0.4 million or 4.4%, compared with $9.4 million in Second Quarter 2020. The increase was primarily attributable to depreciation associated with our continued investment in our digital information technology infrastructure.

Other Operating Expense

Other operating expense, net was zero in Second Quarter 2021 compared to $3.4 million in Second Quarter 2020. The decrease of $3.4 million was primarily attributed to $2.9 million of corporate restructuring costs which includes severance for the reduction of corporate positions in Second Quarter 2020.

Operating Income

Operating income was $31.3 million in Second Quarter 2021 compared to $11.2 million in Second Quarter 2020. The increase was driven by the increase in Gross profit from the increased revenue and improved margins over Second Quarter 2020 partially offset by higher selling and administrative expenses.

Interest Expense

Interest expense was $8.8 million in Second Quarter 2021 compared to $4.9 million in Second Quarter 2020. The $3.9 million increase was primarily attributed to higher interest rates associated with the Current Term Loan Facility.

Other Income

Other income was $0.1 million in Second Quarter 2021 compared to Other expense of $1.3 million in Second Quarter 2020.  The decrease is primarily attributed to a final payment in the Second Quarter 2020 associated with the transitioning of a sourcing office.

Income Tax Expense

We recorded income tax expense at an overall effective tax rate of 28.3% and 11.5% for Second Quarter 2021 and Second Quarter 2020, respectively. The Second Quarter 2021 rate is higher than Second Quarter 2020 primarily as a result of changes in estimates due to uncertainties related to our performance as a result of the COVID-19 pandemic in 2020.

Net Income

As a result of the above factors, Net income was $16.2 million and diluted earnings per share was $0.48 in Second Quarter 2021 compared with a Net income of $4.4 million and diluted earnings per share of $0.13 in Second Quarter 2020.

Adjusted EBITDA

As a result of the above factors, Adjusted EBITDA was $41.4 million in Second Quarter 2021 compared to $23.9 million in Second Quarter 2020.

Year-to-Date 2021 compared with Year-to-Date 2020

Due to the impact of the COVID-19 pandemic on our financial operating results Year-to-Date 2020, we also have included select comparisons to Year-to-Date 2019 as management believes such comparisons are relevant to rate of recovery during the COVID-19 pandemic and performance of our business.

Net Revenue

Net revenue for Year-to-Date 2021 was $705.4 million, an increase of $176.3 million or 33.3% compared with $529.1 million in the Year-to-Date 2020, and an increase of $144.7 million or 25.8% compared with $560.7 million in the Year-to-Date 2019.

U.S. eCommerce Net revenue was $441.2 million for Year-to-Date 2021, an increase of $81.5 million or 22.7%, from $359.7 million during the Year-to-Date 2020, and an increase of $99.8 million or 29.2% from $341.4 million during the Year-to-Date 2019. These increases in revenue were primarily driven by stronger website traffic and a higher average order value as customers continue to react positively to the product assortments and digital capabilities, which drove a year over year increase in our new customers acquired and our overall customer file.

International eCommerce Net revenue was $104.2 million for Year-to-Date 2021, an increase of $18.8 million or 22.0%, from $85.4 million during the Year-to-Date 2020, and an increase of $22.9 million or 28.2% from $81.3 million during the Year-to-Date 2019. These increases in revenue were primarily driven by implementing U.S. eCommerce initiatives in Europe eCommerce which resulted in stronger demand as customers reacted positively to the product assortments and digital capabilities, which drove a year over year increase in our new customers acquired and overall customer file.

Outfitters Net revenue was $106.3 million for Year-to-Date 2021, an increase of $37.1 million or 53.6%, from $69.2 million during the Year-to-Date 2020, and a decrease of $2.2 million or 2.0% from $108.5 million during the Year-to-Date 2019. Compared to the Year-to-Date 2020, the increase was primarily attributed to stronger demand within our travel-related national accounts and school uniforms as households roughly recovered to prior back-to-school shopping patterns, with a slower recovery in our small and medium-sized customers.

Third Party Net revenue was $30.9 million for Year-to-Date 2021, an increase of $24.3 million from $6.6 million during the comparable period of the prior year. The increase was primarily attributed to the launch of Lands’ End product on Kohls.com and at 150 Kohl’s retail locations in the Third Quarter 2020 as well as the impact of expanding our swimwear assortment into an additional 150 Kohl’s retail locations during the Second Quarter 2021.

Retail Net revenue was $22.8 million in Year-to-Date 2021, an increase of $14.7 million or 181.5% from $8.1 million during Year-to-Date 2020, and a decrease of $1.8 million or 7.6% from $24.6 million during Year-to-Date 2019. Compared to Year-to-Date 2020, the increase was attributed to the stores being closed for a portion of Year-to-Date 2020 and an increase in overall conversion partially offset by a decrease in traffic. Compared to Year-to-Date 2019, the reduction in revenue was the result of traffic not having returned to pre-COVID-19 pandemic levels partially offset by improved conversion and an increase in the number of the U.S. Company Operated stores.

Gross Profit

Gross profit was $325.5 million for Year-to-Date 2021, an increase of $95.9 million or 41.8% from $229.6 million during the Year-to-Date of 2020. Gross margin increased to 46.2% in Year-to-Date 2021, compared with 43.4% in Year-to-Date 2020. Compared to Year-to-Date 2020, gross margin increased due to merchandise margin expansion in the U.S. eCommerce channel driven by enhanced promotional strategies and continued use of analytics for both our pricing and inventory management, offset by increased shipping costs and surcharges as well as higher sales mix from the lower-margin Third Party channel.

Selling and Administrative Expenses

Selling and administrative expenses increased $44.9 million to $262.2 million or 37.2% of total Net revenue in Year-to-Date 2021 compared with $217.3 million or 41.1% of Net revenue in Year-to-Date 2020. The increase in expenses was attributable to the continued investment in digital marketing and lower expenses Year-to-Date 2020 due to expense reductions taken at the onset of the COVID-19 pandemic. The approximately 390 basis point decrease was driven by improved leverage from higher sales and continued expense controls slightly offset by increased digital marketing expenses and expense reductions taken at the onset of the COVID-19 pandemic. This was also an approximately 540 basis point decrease compared to Year-to-Date 2019 despite the higher digital marketing expenses.

Depreciation and Amortization

Depreciation and amortization expense was $19.7 million in Year-to-Date 2021, an increase of $1.5 million or 8.4%, compared with $18.2 million in Year-to-Date 2020. The increase was primarily attributable to depreciation associated with our continued investment in our digital information technology infrastructure.

Other Operating Expense

Other operating expense, net was $0.4 million in Year-to-Date 2021 and $7.7 million in Year-to-Date 2020. The decrease of $7.3 million was attributed to the $3.3 million impairment charge of goodwill allocated to our Japan eCommerce reporting unit and $2.9 million of corporate restructuring costs which includes severance for the reduction of corporate positions and $0.5 million impairment charge of certain long-lived assets recognized Year-to-Date 2020.

Operating Income (Loss)

Operating income was $43.2 million in Year-to-Date 2021 compared to Operating loss of $13.5 million in Year-to-Date 2020. The increase was driven by the increase in Gross profit from the increased revenue and improved margins over Year-to-Date 2020 partially offset by higher selling and administrative expenses.

Interest Expense

Interest expense was $17.9 million in Year-to-Date 2021 compared to $10.2 million in Year-to-Date 2020. The $7.7 million increase was primarily attributed to higher interest rates associated with the Current Term Loan Facility.

Other Income

Other income was $0.3 million in Year-to-Date 2021 compared to Other expense of $1.2 million in Year-to-Date 2020. The decrease is primarily attributed to a final payment in the Second Quarter 2020 associated with the transitioning of a sourcing office.

Income Tax Expense (Benefit)

We recorded income tax expense at an overall effective tax rate of 26.4% for Year-to-Date 2021 and an income tax benefit of 34.7% for Year-to-Date 2020. The Year-to-Date 2021 rate is lower than Year-to-Date 2020 primarily due to the generation of pretax income in 2021 compared to a pretax loss in 2020 in addition to the estimated tax benefits recorded as a result of the CARES Act in 2020.

Net Income (Loss)

As a result of the above factors, Net income was $18.9 million and diluted earnings per share was $0.56 in Year-to-Date 2021 compared with a Net loss of $16.3 million and diluted loss per share of $0.50 in Year-to-Date 2020.

Adjusted EBITDA

As a result of the above factors, Adjusted EBITDA was $63.9 million in Year-to-Date 2021 compared to $12.3 million in Year-to-Date 2020.

Liquidity and Capital Resources

Our primary need for liquidity is to fund working capital requirements of our business, capital expenditures, debt service and for general corporate purposes. Our cash and cash equivalents and the ABL Facility serve as sources of liquidity for short-term working capital needs and general corporate purposes. The ABL Facility had a balance outstanding of $25.0 million on July 30, 2021 other than letters of credit. Cash generated from our net revenue and profitability, and to a lesser extent our changes in working capital, are driven by the seasonality of our business, with a significant amount of net revenue and operating cash flows generally occurring in the fourth fiscal quarter of each year. We expect that our cash on hand and cash flows from operations, along with revolving on the ABL Facility, will be adequate to meet our capital requirements and operational needs for at least the next 12 months.

Description of Material Indebtedness

Debt Arrangements

Our $275.0 million revolving ABL Facility includes a $70.0 million sublimit for letters of credit and is available for working capital and other general corporate liquidity needs. The balance outstanding was $25.0 million and zero on July 30, 2021 and July 31, 2020, respectively. The balance of outstanding letters of credit was $16.7 million and $12.0 million on July 30, 2021 and July 31, 2020, respectively.

During Fiscal 2020, we exercised the “accordion” feature under the ABL Facility increasing the maximum borrowings available under the facility from $175.0 million to $275.0 million, subject to a borrowing base (the “Loan Cap”). This was completed in two separate transactions. The first was a $25.0 million increase effective March 19, 2020 and the second was a $75.0 million increase effective September 9, 2020. The latter was completed through the Second Amendment to the ABL Facility executed on August 12, 2020.

On July 29, 2021, we executed the Third Amendment to the ABL Facility resulting in favorable financial terms compared to the Second Amendment to the ABL Facility and extension of the maturity date of the ABL Facility, as discussed below.

On September 9, 2020, we entered into the Current Term Loan Facility which provides a term loan facility of $275.0 million, the proceeds of which were used, along with borrowings of $125.0 million under our ABL Facility, to repay all the indebtedness under the Former Term Loan Facility and pay fees and expenses in connection with the financing. Origination costs, including an Original Issue Discount (OID) of 3% and $5.1 million in debt origination fees were paid upon entering into the Current Term Loan Facility.

Interest; Fees

Between September 9, 2020 and July 30, 2021, the ABL Facility provided that for LIBOR loans, the interest rate was LIBOR (subject to an interest rate floor of 0.75%) plus a borrowing margin which was, where the average daily total loans outstanding for the previous quarter were (i) less than $50.0 million, 1.75%, (ii) equal to or greater than $50.0 million but less than $100.0 million, 2.00%, (iii) equal to or greater than $100.0 million but less than $200.0 million, 2.25%, and (iv) greater than $200.0 million, 3.50%. For Base Rate loans, the borrowing margin was, where the average daily total loans outstanding for the previous quarter were (i) less than $50.0 million for the previous quarter, 1.00%, (ii) equal to or greater than $50.0 million but less than $100.0 million, 1.25%, (iii) equal to or greater than $100.0 million but less than $200.0 million, 1.50%, and (iv) greater than $200.0 million, 2.75%.

Pursuant to the Third Amendment of the ABL Facility for LIBOR loans, commencing July 31, 2021 the borrowing margin will be, where the average daily total loans outstanding for the previous quarter are (i) less than $ 95.0 million, 1.25%, (ii) equal to or greater than $95.0 million but less than $180.0 million, 1.50%, and (iii) greater than or equal to $180.0 million, 1.75%. For Base Rate loans, the borrowing margin will be, where the average daily total loans outstanding for the previous quarter are (i) less than $95.0 million for the previous quarter, 0.50%, (ii) equal to or greater than $95.0 million but less than $180.0 million, 0.75%, and (iii) greater than or equal to $180.0 million, 1.00%. The Third Amendment to the ABL Facility replaced the 0.75% LIBOR floor with a 0.0% LIBOR floor.

The interest rates per annum applicable to the loans under the Current Term Loan Facility are based on a fluctuating rate of interest measured by reference to, at the borrower’s election, either (1) an adjusted LIBOR (with a minimum rate of 1.00%) plus 9.75% or (2) an alternative base rate (which is the greater of (i) the prime rate published in the Wall Street Journal, (ii) the federal funds rate, which shall be no lower than 0.00% plus ½ of 1.00%, and (iii) the one month LIBOR rate plus 1.00% per annum) plus 8.75%.

Pursuant to the Second Amendment to the ABL Facility, the ABL Facility fees also included (i) commitment fees which range from 0.25% to 0.375% based upon the average daily unused commitment (aggregate commitment less loans and letter of credit outstanding) under the ABL Facility for the preceding fiscal quarter and (ii) customary letter of credit fees.

Effective with the Third Amendment to the ABL Facility, the ABL Facility fees include (i) commitment fees of 0.25% based upon the average daily unused commitment (aggregate commitment less loans and letter of credit outstanding) under the ABL Facility for the preceding fiscal quarter and (ii) customary letter of credit fees. As of the end of Second Quarter 2021, we had borrowings of $25.0 million on the ABL Facility.

Customary agency fees are payable in respect of the Debt Facilities.

Maturity; Amortization and Prepayments

The Third Amendment to the ABL Facility extended the maturity from November 16, 2022 to the earlier of (a) July 29, 2026 and (b) June 9, 2025 if, on or prior to such date, the Current Term Loan Facility has not been refinanced, extended or repaid in full in accordance with the terms thereof and not replaced with other indebtedness.

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

Under the ABL Facility, if excess availability falls below the greater of 10% of the Loan Cap amount or $15.0 million, we will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0.

Effective with the Second Amendment to the ABL Facility, the ABL Facility had a cash maintenance provision which applied a limit of $75.0 million on the amount of cash and cash equivalents (subject to certain exceptions) that we could hold when outstanding loans under the ABL Facility equaled or exceeded $125.0 million.  The Third Amendment to the ABL Facility eliminated this cash maintenance provision.

The Debt Facilities contain certain affirmative covenants, including reporting requirements such as delivery of financial statements, certificates and notices of certain events, maintaining insurance and providing additional guarantees and collateral in certain circumstances.

As of July 30, 2021, we were in compliance with all of our covenants in the Debt Facilities.

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

Cash Flows from Operating Activities

Net cash provided by operating activities increased to $30.5 million Year-to-Date 2021 from $8.0 million Year-to-Date 2020. The $22.5 million increase in cash provided by operating activities was driven by an increase in year over year net income partially offset by a year over year increase in net working capital changes and other non-cash items.

Cash Flows from Investing Activities

Net cash used in investing activities was $12.0 million and $19.8 million Year-to-Date 2021 and Year-to-Date 2020, respectively. Cash used in investing activities for both periods was primarily used for investments to update our digital information technology infrastructure.

For Fiscal 2021, we plan to invest approximately $26 million in capital expenditures for strategic investments and infrastructure, primarily in technology and general corporate needs.

Cash Flows from Financing Activities

Net cash used in financing activities was $12.9 million and $3.0 million Year-to-Date 2021 and Year-to-Date 2020, respectively. Year-to-Date 2021 primarily includes principal payments on Current Term Loan Facility and payment of tax withholdings associated with the vesting of restricted stock.

Contractual Obligations and Off-Balance-Sheet Arrangements

There have been no material changes to our contractual obligations and off-balance-sheet arrangements as discussed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2021, except for the Third Amendment to the ABL Facility for which the maturity date was extended from November 16, 2022 to the earlier of (a) July 29, 2026 and (b) June 9, 2025 if, on or prior to such date, the Current Term Loan Facility has not been refinanced, extended or repaid in full in accordance with the terms thereof and not replaced with other indebtedness.

Financial Instruments with Off-Balance-Sheet Risk

The $275.0 million ABL Facility includes a $70.0 million sublimit for letters of credit and the Third Amendment to the ABL Facility extended the maturity from November 16, 2022 to the earlier of (a) July 29, 2026 and (b) June 9, 2025 if, on or prior to such date, the Current Term Loan Facility has not been refinanced, extended or repaid in full in accordance with the terms thereof and not replaced with other indebtedness. The ABL Facility is available for working capital and other general corporate liquidity needs. The balance outstanding on July 30, 2021 and July 31, 2020 was $25.0 million and zero, respectively. The balance of outstanding letters of credit was $16.7 million and $12.0 million on July 30, 2021 and July 31, 2020, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in currency rates. A significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of July 30, 2021, we had $13.5 million of cash denominated in foreign currencies, principally in Pound sterling, Euro and Japanese yen. We do not enter into financial instruments for trading purposes or hedging and have not used any derivative financial instruments. We do not consider our foreign earnings to be permanently reinvested.

We are subject to interest rate risk with the Current Term Loan Facility and the ABL Facility, as both require the Company to pay interest on outstanding borrowings at variable rates. Each one percentage point change in interest rates (above the 1.00% LIBOR floor) associated with the Current Term Loan Facility would result in a $2.6 million change in our annual cash interest expenses. Assuming our ABL Facility was fully drawn to a principal amount equal to $275.0 million, each one percentage point change in interest rates would result in a $2.8 million change in our annual cash interest expense.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation for the period covered by this Quarterly Report on Form 10-Q, Lands’ End’s Chief Executive Officer and President and Chief Financial Officer have concluded that, as of July 30, 2021, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by Rules 13a-15 under the Exchange Act during the Second Fiscal Quarter Ended July 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.2	Amended and Restated Bylaws of Lands' End, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Lands’ End, Inc. on April 8, 2014 (File No. 001-09769)).

4.1

Third Amendment to ABL Credit Agreement, dated July 29, 2021, by and among Lands’ End, Inc. (as the Lead Borrower), the guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association (as administrative agent and collateral agent) (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Lands’ End, Inc. on August 4, 2021 (File No. 001-09769)).

10.1

Amended and Restated Executive Severance Agreement by and between Lands’ End, Inc. and James Gooch, dated July 2, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-Kfiled by Lands’ End, Inc. on July 2, 2021 (File No. 001-09769)).

10.2	Executive Severance Agreement by and between Lands’ End, Inc. and Jerome S. Griffith, dated December 19, 2016.*

10.3	Executive Severance Agreement by and between Lands' End, Inc. and Peter L. Gray, dated April 21, 2017.*

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lands’ End, Inc.

(Registrant)

Dated: September 2, 2021

By:	/s/ James Gooch
James Gooch
President and Chief Financial Officer (Principal Financial Officer)