Form 10-Q
period 2021-10-29
LANDS' END, INC.
filed 2021-12-02
CIK 799288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 29, 2021

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

As of November 29, 2021, the registrant had 32,983,349 shares of common stock, $0.01 par value, outstanding.

LANDS’ END, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED OCTOBER 29, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDS’ END, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(in thousands, except per share data)	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
Net revenue	$375,843	$359,982	$1,081,249	$889,073
Cost of sales (excluding depreciation and amortization)	209,028	196,527	588,908	496,041
Gross profit	166,815	163,455	492,341	393,032

Selling and administrative	137,408	134,890	399,579	352,164
Depreciation and amortization	9,788	9,627	29,483	27,791
Other operating expense, net	140	255	583	7,913
Operating income	19,479	18,683	62,696	5,164
Interest expense	8,334	9,005	26,231	19,232
Other (income) expense, net	(171)	(250)	(461)	910
Income (loss) before income taxes	11,316	9,928	36,926	(14,978)
Income tax expense (benefit)	3,917	2,752	10,667	(5,887)
NET INCOME (LOSS)	$7,399	$7,176	$26,259	$(9,091)
NET INCOME (LOSS) PER COMMON SHARE
Basic:	$0.22	$0.22	$0.80	$(0.28)
Diluted:	$0.22	$0.22	$0.78	$(0.28)

Basic weighted average common shares outstanding	32,981	32,605	32,910	32,551
Diluted weighted average common shares outstanding	33,698	33,248	33,708	32,551

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Comprehensive Operations

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
NET INCOME (LOSS)	$7,399	$7,176	$26,259	$(9,091)
Other comprehensive (loss), net of tax
Foreign currency translation adjustments	(670)	(794)	(395)	(671)
COMPREHENSIVE INCOME (LOSS)	$6,729	$6,382	$25,864	$(9,762)

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	October 29, 2021	October 30, 2020	January 29, 2021
ASSETS
Current assets
Cash and cash equivalents	$37,926	$56,137	$33,933
Restricted cash	1,983	2,135	1,861
Accounts receivable, net	44,078	34,238	37,574
Inventories, net	479,793	499,759	382,106
Prepaid expenses and other current assets	41,418	52,731	40,356
Total current assets	605,198	645,000	495,830
Property and equipment, net	133,572	149,342	145,288
Operating lease right-of-use asset	32,782	36,699	35,475
Goodwill	106,700	106,700	106,700
Intangible asset, net	257,000	257,000	257,000
Other assets	4,512	5,413	5,215
TOTAL ASSETS	$1,139,764	$1,200,154	$1,045,508
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$13,750	$13,750	13,750
Accounts payable	184,569	174,061	134,007
Lease liability - current	5,609	5,359	5,183
Other current liabilities	142,828	147,903	161,982
Total current liabilities	346,756	341,073	314,922
Long-term borrowings on ABL Facility	70,000	155,000	25,000
Long-term debt, net	237,245	248,700	245,632
Lease liability - long-term	34,092	39,169	37,811
Deferred tax liabilities	47,325	65,800	47,346
Other liabilities	5,834	5,487	5,094
TOTAL LIABILITIES	741,252	855,229	675,805
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 authorized: 480,000 shares; issued and outstanding: 32,983, 32,608 and 32,614, respectively	330	326	326
Additional paid-in capital	372,313	366,959	369,372
Retained earnings (accumulated deficit)	37,485	(8,701)	11,226
Accumulated other comprehensive (loss)	(11,616)	(13,659)	(11,221)
TOTAL STOCKHOLDERS' EQUITY	398,512	344,925	369,703
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,139,764	$1,200,154	$1,045,508

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	39 Weeks Ended
(in thousands)	October 29, 2021	October 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$26,259	$(9,091)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	29,483	27,791
Amortization of debt issuance costs	2,358	2,291
Loss on disposal of property and equipment	583	994
Stock-based compensation	8,043	6,743
Deferred income taxes	80	7,979
Goodwill impairment	—	3,300
Other	(1,097)	326
Change in operating assets and liabilities:
Accounts receivable, net	(7,219)	17,289
Inventories, net	(98,391)	(123,811)
Accounts payable	51,152	20,104
Other operating assets	95	(16,151)
Other operating liabilities	(17,700)	36,172
Net cash used in operating activities	(6,354)	(26,064)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(18,739)	(25,638)
Net cash used in investing activities	(18,739)	(25,638)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under ABL Facility	140,000	230,000
Payments of borrowings under ABL Facility	(95,000)	(75,000)
Proceeds from issuance of long term debt, net	—	266,750
Principal payments on long-term debt, net	(10,313)	(385,388)
Payments for taxes related to net share settlement of equity awards	(5,098)	(438)
Payment of debt-issuance costs	(1,161)	(5,080)
Net cash provided by financing activities	28,428	30,844
Effects of exchange rate changes on cash, cash equivalents and restricted cash	780	(167)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	4,115	(21,025)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	35,794	79,297
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$39,909	$58,272
SUPPLEMENTAL CASH FLOW DATA
Unpaid liability to acquire property and equipment	$2,836	$2,620
Income taxes paid, net of refunds	$23,570	$257
Interest paid	$23,972	$11,334
Lease liabilities arising from obtaining operating lease right-of-use assets	$1,161	$3,525

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock Issued		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders'
(in thousands)	Shares	Amount	Capital	Earnings	(Loss)	Equity
Balance at January 29, 2021	32,614	$326	$369,372	$11,226	$(11,221)	$369,703
Net income	—	—	—	2,639	—	2,639
Cumulative translation adjustment, net of tax	—	—	—	—	311	311
Stock-based compensation expense	—	—	2,513	—	—	2,513
Vesting of restricted shares	553	4	(4)	—	—	—
Common stock withheld related to net share settlement of equity awards	(190)	—	(5,013)	—	—	(5,013)
Balance at April 30, 2021	32,977	$330	$366,868	$13,865	$(10,910)	$370,153
Net income	—	—	—	16,221	—	16,221
Cumulative translation adjustment, net of tax	—	—	—	—	(36)	(36)
Stock-based compensation expense	—	—	3,556	—	—	3,556
Vesting of restricted shares	7	—	—	—	—	—
Common stock withheld related to net share settlement of equity awards	(3)	—	(71)	—	—	(71)
Balance at July 30, 2021	32,981	$330	$370,353	$30,086	$(10,946)	$389,823
Net income	—	—	—	7,399	—	7,399
Cumulative translation adjustment, net of tax	—	—	—	—	(670)	(670)
Stock-based compensation expense	—	—	1,974	—	—	1,974
Vesting of restricted shares	3	—	—	—	—	—
Common stock withheld related to net share settlement of equity awards	(1)	—	(14)	—	—	(14)
Balance at October 29, 2021	32,983	$330	$372,313	$37,485	$(11,616)	$398,512

	Common Stock Issued		Additional Paid-in	Retained Earnings/ (Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands)	Shares	Amount	Capital	Deficit)	(Loss)	Equity
Balance at January 31, 2020	32,382	$324	$360,656	$390	$(12,988)	$348,382
Net loss	—	—	—	(20,643)	—	(20,643)
Cumulative translation adjustment, net of tax	—	—	—	—	(1,259)	(1,259)
Stock-based compensation expense	—	—	1,828	—	—	1,828
Vesting of restricted shares	275	2	(2)	—	—	—
Common stock withheld related to net share settlement of equity awards	(61)	—	(410)	—	—	(410)
Balance at May 1, 2020	32,596	$326	$362,072	$(20,253)	$(14,247)	$327,898
Net income	—	—	—	4,376	—	4,376
Cumulative translation adjustment, net of tax	—	—	—	—	1,382	1,382
Stock-based compensation expense	—	—	2,714	—	—	2,714
Vesting of restricted shares	10	—	—	—	—	—
Common stock withheld related to net share settlement of equity awards	(2)	—	(13)	—	—	(13)
Balance at July 31, 2020	32,604	$326	$364,773	$(15,877)	$(12,865)	$336,357
Net income	—	—	—	7,176	—	7,176
Cumulative translation adjustment, net of tax	—	—	—	—	(794)	(794)
Stock-based compensation expense	—	—	2,201	—	—	2,201
Vesting of restricted shares	5	—	—	—	—	—
Common stock withheld related to net share settlement of equity awards	(1)	—	(15)	—	—	(15)
Balance at October 30, 2020	32,608	$326	$366,959	$(8,701)	$(13,659)	$344,925

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BACKGROUND AND BASIS OF PRESENTATION

Description of Business

Lands’ End, Inc. (“Lands’ End” or the “Company”) is a leading uni-channel retailer of casual clothing, accessories, footwear and home products. Lands’ End offers products online at www.landsend.com, on third-party online marketplaces and through its own Company Operated stores, as well as third-party retail locations. Lands’ End is a classic American lifestyle brand with a passion for quality, legendary service and real value and seeks to deliver timeless style for women, men, kids and home.

Terms that are commonly used in the Company’s Notes to Condensed Consolidated Financial Statements are defined as follows:

•

ABL Facility – Asset-based senior secured credit agreements, providing for a revolving facility, dated as of November 16, 2017, with Wells Fargo Bank, N.A. and certain other lenders, as amended to date

•

Adjusted EBITDA – Net income (loss) appearing on the Condensed Consolidated Statements of Operations net of Income tax expense/(benefit), Interest expense, Depreciation and amortization and certain significant items

•

ASC – Financial Accounting Standards Board Accounting Standards Codification, which serves as the source for authoritative GAAP, as supplemented by rules and interpretive releases by the SEC which are also sources of authoritative GAAP for SEC registrants

•	ASU – Financial Accounting Standards Board Accounting Standards Update

•	CARES Act – The Coronavirus Aid, Relief and Economic Security Act signed into law on March 27, 2020

•	Company Operated stores – Lands’ End retail stores in the Retail distribution channel

•	Debt Facilities – Collectively, the Term Loan Facility and ABL Facility

•	Deferred Awards – Time vesting stock awards

•	EPS – Earnings per share

•	FASB – Financial Accounting Standards Board

•	First Quarter 2021 – The 13 weeks ended April 30, 2021

•	First Quarter 2020 – The 13 weeks ended May 1, 2020

•	Fiscal 2022 – The 52 weeks ending January 27, 2023

•	Fiscal 2021 – The 52 weeks ending January 28, 2022

•	Fiscal 2020 – The 52 weeks ended January 29, 2021

•	GAAP – Accounting principles generally accepted in the United States

•	LIBOR – London inter-bank offered rate

•	Option Awards – Stock option awards

•	Performance Awards – Performance-based stock awards

•	SEC – United States Securities and Exchange Commission

•	Second Quarter 2020 – The 13 weeks ended July 31, 2020

•	Term Loan Facility – Term loan credit agreement, dated as of September 9, 2020, among the Company, Fortress Credit Corp., as Administrative Agent and Collateral Agent, and the lenders party thereto

•	Third Quarter 2021 – The 13 weeks ended October 29, 2021

•	Third Quarter 2020 – The 13 weeks ended October 30, 2020

•	Year-to-Date 2021 – The 39 weeks ended October 29, 2021

•	Year-to-Date 2020 – The 39 weeks ended October 30, 2020

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Lands’ End, Inc., and its subsidiaries. All intercompany transactions and balances have been eliminated.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all material adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. Dollar amounts are reported in thousands, except per share data, unless otherwise noted. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Lands’ End Annual Report on Form 10-K filed with the SEC on March 25, 2021.

Impact of the COVID-19 Pandemic

COVID-19 surfaced in late 2019 and in March 2020, the World Health Organization declared COVID-19 a pandemic. The onset of the COVID-19 pandemic had a disruptive impact on the Company’s business operations and an unfavorable impact on the Company’s results of operations during the first half of Fiscal 2020. During the Second Quarter 2020, the Company began a significant recovery that continued to build on the momentum experienced before the COVID-19 pandemic. The Company’s strong foundation and ongoing enhancements across the four strategic pillars of product, digital, uni-channel distribution and infrastructure and business processes supported the Company during this COVID-19 pandemic and continues to support the Company’s financial performance and encouraging customer metrics. The ultimate timing and impact of customer demand levels across all distribution channels will depend on the duration and scope of the COVID-19 pandemic, overall economic conditions and consumer preferences. The ongoing COVID-19 pandemic continued to adversely impact the Company in the Third Quarter 2021 by disrupting its supply chain, leading to shipping and inventory receipt delays, and remains a threat to the health and welfare of the Company’s workforce.

Health and Safety of Employees and Consumers

From the beginning of the COVID-19 pandemic, the Company’s priority has been the safety of employees and customers. On March 16, 2020, the Company temporarily closed its Company Operated stores. These stores reopened during Second Quarter 2020. Since the onset of the COVID-19 pandemic, the Company has taken extra precautions in its offices, distribution centers and Company Operated stores which have varied from time to time based on the then current guidance from global, federal and state health authorities. These measures have included COVID-19 retail guidelines, work-from-home policies, social distancing, masking, thermal scanning and partitions in facilities. With the emergence of COVID-19 variants and periodic increases in number of reported cases affecting different regions, the Company has been required to keep these measures in place longer than anticipated.

Supply Chain

The COVID-19 pandemic continues to cause supply chain disruptions across all industries, and the Company continually monitors its supply chain for manufacturing and transportation delays caused or exacerbated by the COVID-19 pandemic. During Fiscal 2021, the COVID-19 pandemic impacted the Company’s distribution centers, third-party manufacturing partners and logistics partners, including shipping delays and port congestion, and closure of certain third-party manufacturing facilities and production lines. These disruptions have resulted in later timing of Fiscal 2021 inventory receipts that have led, at times, to lower inventory positions and higher than normal back orders, as manufacturing, transport and receipt of inbound product is delayed. In addition, the Company has experienced higher freight and distribution costs.

The Company expects some of these supply chain disruptions and increases in costs to continue through the balance of Fiscal 2021 and into the first half of Fiscal 2022. As a result of these impacts, the Company has experienced later than expected inventory receipts and inventory availability for the Company’s distribution channels. These shipping delays and additional costs may impact the Company’s future net sales, gross margin and net earnings depending upon the ultimate timing of delivery and availability of product to sell.

Labor Shortages

Due to the seasonal nature of the business, the Company relies heavily on flexible part-time employees to staff the distribution centers in support of its peak seasons, including the back-to-school shopping season and fourth fiscal quarter holiday shopping season. The Company has experienced a labor shortage and has been unable to fill the flexible part-time peak staffing requirements at the distribution centers for both peak seasons. During the back-to-school season the labor shortage in monogramming and embroidery services caused delays in fulfilling customer orders. The Company has also been unable to attract as many seasonal part-time workers as was targeted to hire for the holiday shopping season. The Company provided financial incentives to attract and retain the part-time staffing and has utilized the Company’s corporate employee workforce to provide additional assistance in the distribution centers. The labor shortage may adversely impact the Company’s future net sales and earnings if orders are not fulfilled on a timely basis, which could discourage orders or lead to cancelled orders.

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

The following table summarizes the components of basic and diluted EPS:

	13 Weeks Ended		39 Weeks Ended
(in thousands, except per share amounts)	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
Net income (loss)	$7,399	$7,176	$26,259	$(9,091)

Basic weighted average common shares outstanding	32,981	32,605	32,910	32,551
Dilutive effect of stock awards	717	643	798	—
Diluted weighted average common shares outstanding	33,698	33,248	33,708	32,551

Basic earnings (loss) per share	$0.22	$0.22	$0.80	$(0.28)
Diluted earnings (loss) per share	$0.22	$0.22	$0.78	$(0.28)

Stock awards are considered anti-dilutive based on the application of the treasury stock method or in the event of a net loss. Anti-dilutive shares excluded from the diluted weighted average shares outstanding were 142 anti-dilutive shares in the 13 weeks ended October 29, 2021, 570,364 anti-dilutive shares in the 13 weeks ended October 30, 2020, 77 anti-dilutive shares in the 39 weeks ended October 29, 2021 and 1,213,317 anti-dilutive shares in the 39 weeks ended October 30, 2020.

NOTE 4. OTHER COMPREHENSIVE (LOSS)

Other comprehensive (loss) encompasses all changes in equity other than those arising from transactions with stockholders and is comprised solely of foreign currency translation adjustments.

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
Beginning balance: Accumulated other comprehensive (loss) (net of tax of $2,910, $3,420, $2,987 and $3,453, respectively)	$(10,946)	$(12,865)	$(11,221)	$(12,988)
Other comprehensive (loss):
Foreign currency translation adjustments (net of tax of $178, $(138), $101 and $(171), respectively)	(670)	(794)	(395)	(671)
Ending balance: Accumulated other comprehensive (loss) (net of tax of $3,088, $3,282, $3,088 and $3,282, respectively)	$(11,616)	$(13,659)	$(11,616)	$(13,659)

No amounts were reclassified out of Accumulated other comprehensive (loss) during any of the periods presented.

NOTE 5. DEBT

ABL Facility

The Company’s $275.0 million revolving ABL Facility includes a $70.0 million sublimit for letters of credit and is available for working capital and other general corporate liquidity needs. The balance outstanding was $70.0 million and $155.0 million on October 29, 2021 and October 30, 2020, respectively. The balance of outstanding letters of credit was $21.4 million and $15.3 million on October 29, 2021 and October 30, 2020, respectively.

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

The following table summarizes the Company’s borrowing availability under the ABL Facility:

	October 29, 2021		October 30, 2020		January 29, 2021
(in thousands)	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
ABL Facility maximum borrowing	$275,000		$275,000		$275,000
Less: Outstanding borrowings	70,000	1.34%	155,000	2.27%	25,000	3.00%
Less: Outstanding letters of credit	21,400		15,265		27,131
Borrowing availability under ABL Facility	$183,600		$104,735		$222,869

Long-Term Debt

On September 9, 2020, the Company entered into the Term Loan Facility which provided borrowings of $275.0 million.  Origination costs, including an Original Issue Discount (“OID”) of 3% and $5.1 million in debt origination fees, were paid upon entering into the Term Loan Facility. The OID and the debt origination fees are presented as a direct deduction from the carrying value of the Term Loan Facility and are amortized over the term of the loan to Interest expense in the Condensed Consolidated Statements of Operations.

The Company’s long-term debt consisted of the following:

	October 29, 2021		October 30, 2020		January 29, 2021
(in thousands)	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Term Loan Facility	$261,250	10.75%	$275,000	10.75%	$271,563	10.75%
Less: Current portion of long-term debt	13,750		13,750		13,750
Less: Unamortized debt issuance costs	10,255		12,550		12,181
Long-term debt, net	$237,245		$248,700		$245,632

Interest; Fees

  The Third Amendment to the ABL Facility lowered the interest rates applicable to borrowings under the ABL Facility. For LIBOR loans, commencing July 31, 2021 the borrowing margin is, where the average daily total loans outstanding for the previous quarter are (i) less than $95.0 million, 1.25%, (ii) equal to or greater than $95.0 million but less than $180.0 million, 1.50%, and (iii) greater than or equal to $180.0 million, 1.75%.  For Base Rate loans, the borrowing margin is, where the average daily total loans outstanding for the previous quarter are (i) less than $95.0 million for the previous quarter, 0.50%, (ii) equal to or greater than $95.0 million but less than $180.0 million, 0.75%, and (iii) greater than or equal to $180.0 million, 1.00%. The Third Amendment to the ABL Facility replaced the 0.75% LIBOR floor with a 0.00% LIBOR floor.

The interest rates per annum applicable to the loans under the Term Loan Facility are based on a fluctuating rate of interest measured by reference to, at the borrowers’ election, either (1) an adjusted LIBOR rate (with a minimum rate of 1.00%) plus 9.75%, or (2) an alternative base rate (which is the greater of (i) the prime rate published in the Wall Street Journal, (ii) the federal funds rate, which shall be no lower than 0.00% plus ½ of 1.00%, or (iii) the one month LIBOR rate plus 1.00% per annum) plus 8.75%.

The ABL Facility fees include (i) commitment fees of 0.25% based upon the average daily unused commitment (aggregate commitment less loans and letter of credit outstanding) under the ABL Facility for the preceding fiscal quarter and (ii) customary letter of credit fees. As of the end of Third Quarter 2021, the Company had borrowings of $70.0 million on the ABL Facility.

Customary agency fees are payable in respect of the Debt Facilities.

Maturity; Amortization and Prepayments

The Third Amendment to the ABL Facility extended the maturity from November 16, 2022 to the earlier of (a) July 29, 2026 and (b) June 9, 2025 if, on or prior to such date, the Term Loan Facility has not been refinanced, extended or repaid in full in accordance with the terms thereof and not replaced with other indebtedness.

The Term Loan Facility matures on September 9, 2025 and amortizes at a rate equal to 1.25% per quarter. It is subject to mandatory prepayments in an amount equal to a percentage of the borrower’s excess cash flows in each fiscal year, ranging from 0% to 75% depending on the Company’s total leverage ratio, and with the proceeds of certain asset sales, casualty events and extraordinary receipts. The loan may not be voluntarily prepaid during the first two years of its term, without significant penalties. A prepayment premium is applicable to voluntary prepayments and certain mandatory prepayments made prior to the fourth anniversary of the closing date of the Term Loan Facility.

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

The Term Loan Facility is secured by a first priority security interest in certain property and assets of the borrowers and guarantors, including certain fixed assets such as real estate, stock of the subsidiaries and intellectual property, in each case, subject to certain exceptions. The ABL Facility is secured by a second priority interest in the same collateral, with certain exceptions.

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

The Term Loan Facility is subject to certain financial covenants, including a quarterly maximum total leverage ratio test, a weekly minimum liquidity test and an annual maximum capital expenditure amount.

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

As of October 29, 2021, the Company was in compliance with all of its covenants in the Debt Facilities.

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

i.

Time vesting stock awards (“Deferred Awards”) are in the form of restricted stock units and only require each recipient to complete a service period for the award to be earned. Deferred Awards generally vest over three years. The fair value of Deferred Awards is based on the closing price of the Company's common stock on the grant date and is reduced for estimated forfeitures of those awards not expected to vest due to employee turnover.

ii.

Performance-based stock awards (“Performance Awards”) are in the form of restricted stock units and have, in addition to a service requirement, performance criteria that must be achieved for the awards to be earned. For Performance Awards the Target Shares earned can range from 50% to 200% once minimum thresholds have been reached and depend on the achievement of Adjusted EBITDA and revenue performance measures for the cumulative three-fiscal year performance period beginning with the fiscal year of the grant date. The applicable percentage of the Target Shares, as determined by performance, vest after the completion of the applicable three-year performance period and upon determination of achievement of the performance measures by the Compensation Committee of the Board of Directors, and unearned Target Shares are forfeited. The fair value of the Performance Awards is based on the closing price of the Company’s common stock on the grant date. Stock based compensation expense is recognized ratably over the related service period, reduced for estimated forfeitures of those awards not expected to vest due to employee turnover, and adjusted based on the Company’s estimate of the percentage of the aggregate Target Shares expected to be earned. The 2018 Performance Awards vested on

March 25, 2021 at 111%. The compensation expense associated with the 2021 Performance Awards and 2019 Performance Awards is accrued at 193% and 129% of Target Shares, respectively.

iii.

Stock option awards (“Option Awards”) provide the recipient with the option to purchase a set number of shares at a stated exercise price over the term of the contract, which is ten years for all Option Awards currently outstanding. Options are granted with a strike price equal to the stock price on the date of grant and vest ratably over a four-year period. The fair value of each Option Award is estimated on the grant date using the Black-Scholes option pricing model.

The following table provides a summary of the Company’s stock-based compensation expense, which is included in Selling and administrative expense in the Condensed Consolidated Statements of Operations:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
Deferred awards	$1,381	$1,442	$4,226	$4,466
Performance awards	593	572	3,714	1,716
Option awards	—	187	103	561
Total stock-based compensation expense	$1,974	$2,201	$8,043	$6,743

The following table provides a summary of the Deferred Awards activity for Year-to-Date 2021:

	Deferred Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of January 29, 2021	1,093	$10.86
Granted	246	29.94
Vested	(397)	13.86
Forfeited or expired	(25)	12.86
Unvested as of October 29, 2021	917	14.62

Total unrecognized stock-based compensation expense related to unvested Deferred Awards was approximately $9.0 million as of October 29, 2021, which is expected to be recognized ratably over a weighted average period of 2.0 years. Deferred Awards granted to employees during Fiscal 2021 vest ratably over a period of three years.

The following table provides a summary of the Performance Awards activity for Year-to-Date 2021:

	Performance Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of January 29, 2021	393	$18.32
Granted (1)	166	29.95
Vested	(165)	21.90
Forfeited or expired	—	—
Unvested as of October 29, 2021	394	21.72

(1)	Performance shares granted assume achievement performance at 100% of target.

Total unrecognized stock-based compensation expense related to unvested Performance Awards was approximately $8.6 million as of October 29, 2021, which is expected to be recognized ratably over a weighted average period of 2.3 years. Performance Awards granted to employees during Fiscal 2021 and Fiscal 2019 vest, if earned, after completion of the applicable three-year performance period.

The following table provides a summary of the Options Award activity for Year-to-Date 2021:

	Option Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of January 29, 2021	85	$8.73
Granted	—	—
Vested	(85)	8.73
Forfeited or expired	—	—
Unvested as of October 29, 2021	—	—

As of October 29, 2021, there were no unvested Option Awards. The Option Awards have a contractual term of ten years and vested ratably over the first four years. As of October 29, 2021, 343,135 shares related to Option Awards were exercisable and no options have been exercised.

NOTE 7. FAIR VALUE MEASUREMENTS OF FINANCIAL ASSETS AND LIABILITIES

Restricted cash is reflected on the Condensed Consolidated Balance Sheets at fair value. The fair value of restricted cash was $2.0 million, $2.1 million and $1.9 million as of October 29, 2021, October 30, 2020 and January 29, 2021, respectively based on Level 1 inputs. Restricted cash amounts are valued based upon statements received from financial institutions.

Carrying values and fair values of long-term debt, including current portion, in the Condensed Consolidated Balance Sheets are as follows:

	October 29, 2021		October 30, 2020		January 29, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$261,250	$261,396	$275,000	$275,000	$271,563	$277,265

Long-term debt, including current portion, was valued utilizing Level 3 valuation techniques based on a third-party analysis on October 29, 2021, October 30, 2020 and January 29, 2021. There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis as of October 29, 2021, October 30, 2020, and January 29, 2021.

NOTE 8. INCOME TAXES

Provision for Income Taxes

At the end of each quarter, the Company estimates its effective income tax rate pursuant to ASC 740. The rate for the period consists of the tax rate expected to be applied for the full year to ordinary income adjusted for any discrete items recorded in the period.

The Company recorded a tax expense at an overall effective tax rate of 34.6% and 27.7% for the Third Quarter 2021 and 2020, respectively. The Company recorded a tax expense at an overall effective tax rate of 28.9% for Year-to-Date 2021 and a tax benefit of 39.3% for Year-to-Date 2020. The Year-to-Date 2021 rate is lower than Year-to-Date 2020 primarily due to the generation of pretax income in 2021 compared to a pretax loss in 2020 in addition to the estimated tax benefits recorded as a result of the CARES Act in 2020.

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

As disclosed in the Company’s Annual Report on Form 10-K for the year ended January 29, 2021, the Company is the defendant in three separate lawsuits, each of which allege adverse health events and personal property damage as a result of wearing uniforms manufactured by Lands’ End: (1) Gilbert et al. v. Lands’ End, Inc., United States District Court for the Western District of Wisconsin, Civil Action No. 3:19-cv-00823-JDP, complaint filed October 3, 2019; (2) Andrews et al. v. Lands’ End, Inc., United States District Court for the Western District of Wisconsin, Civil Action No. 3:19-cv-01066-JDP, complaint filed on December 31, 2019, on behalf of 521 named plaintiffs, later amended to include 1,089 named plaintiffs; and (3) Davis et al. v. Lands’ End, Inc. and Lands’ End Business Outfitters, Inc., United States District Court for the Western District of Wisconsin, Case No. 3:20-cv-00195, complaint filed on March 4, 2020. Plaintiffs in Gilbert, Andrews, and Davis seek nationwide class certification on behalf of similarly situated Delta employees.

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

On August 18, 2021, the Court ruled on several pending motions in the Consolidated Wisconsin Action. The Court denied Plaintiffs’ motion for class certification with respect to performance of the uniforms and warranty claims. The Court denied Plaintiffs’ motion for partial summary judgment regarding crocking claims and granted Lands’ End’s motion for partial summary judgment related to certain warranty claims. In addition, giving effect to both the addition and voluntary dismissal of individual plaintiffs over the course of the litigation, the number of individual plaintiffs had been reduced from 1,089 to 603 as of August 18, 2021. On September 1, 2021, Plaintiffs filed a Rule 23(f) petition, seeking interlocutory review of the Court’s decision denying class certification. On September 22, 2021, the U.S. Court of Appeals for the Seventh Circuit denied plaintiffs’ petition.

The Consolidated Wisconsin Action continues to be in discovery. Lands’ End is vigorously defending these lawsuits and believes they are without merit.

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

Lands’ End identifies five separate distribution channels for revenue reporting purposes:

•	U.S. eCommerce offers products through the Company’s eCommerce website.

•	International offers products primarily to consumers located in Europe and Japan through eCommerce international websites and third-party affiliates.

•

Outfitters sells uniform and logo apparel to businesses and their employees, as well as to student households through school relationships, located primarily in the U.S., through negotiated arrangements to make specific styles or customized products which are made available for purchase on the Company’s eCommerce websites.

•	Third Party sells the same products as U.S. eCommerce but direct to consumers through third-party marketplace websites and through domestic wholesale customers.

•	Retail sells products through Company Operated stores.

Net revenue is presented by distribution channel in the following table:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
Net revenue:
U.S. eCommerce	$213,999	$221,769	$655,190	$581,511
International	47,219	56,047	151,482	141,433
Outfitters	86,069	61,998	192,382	131,214
Third Party	19,308	11,983	50,210	18,597
Retail	9,248	8,185	31,985	16,318
Total net revenue	$375,843	$359,982	$1,081,249	$889,073

NOTE 11. REVENUE

Revenue includes sales of merchandise and delivery revenue related to merchandise sold. Substantially all of the Company’s revenue is recognized when control of product passes to customers, which for the U.S. eCommerce, International, Outfitters and Third Party distribution channels is when the merchandise is expected to be received by the customer and for the Retail distribution channel is at the time of sale in the store. The Company recognizes revenue, including shipping and handling fees billed to customers, in the amount expected to be received when control of the Company's products transfers to customers, and is presented net of various forms of promotions, which range from contractually-fixed percentage price reductions to sales returns, discounts, and other incentives that may vary in amount. Variable amounts are estimated based on an analysis of historical experience and adjusted as better estimates become available.

The Company’s revenue is disaggregated by distribution channel and geographic location. Revenue by distribution channel is presented in Note 10, Segment Reporting. Revenue by geographic location was:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
Net revenue:
United States	$322,773	$297,609	$914,069	$734,515
Europe	39,277	45,879	124,183	108,630
Asia	8,663	10,909	29,212	34,562
Other	5,130	5,585	13,785	11,366
Total net revenue	$375,843	$359,982	$1,081,249	$889,073

Contract Liabilities

Contract liabilities consist of payments received in advance of the transfer of control to the customer. As products are delivered and control transfers, the Company recognizes the deferred revenue in Net revenue in the Condensed Consolidated Statements of Operations. The following table summarizes the deferred revenue associated with payments received in advance of the transfer of control to the customer, which is reported in Other current liabilities in the Condensed Consolidated Balance Sheets, as well as amounts recognized through Net revenue for each period presented. The majority of deferred revenue as of October 29, 2021 is expected to be recognized in Net revenue in the fiscal quarter ending January 28, 2022, as products are delivered to customers.

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
Deferred revenue beginning of period	$18,355	$11,901	$17,187	$8,096
Deferred revenue recognized in period	(18,141)	(11,901)	(16,973)	(8,096)
Revenue deferred in period	14,323	35,364	14,323	35,364
Deferred revenue end of period	$14,537	$35,364	$14,537	$35,364

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

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
Balance as of beginning of period	$28,341	$23,651	$26,798	$22,592
Gift cards sold	13,196	13,367	33,377	33,302
Gift cards redeemed	(10,934)	(12,245)	(29,334)	(30,959)
Gift card breakage	(130)	(76)	(368)	(238)
Balance as of end of period	$30,473	$24,697	$30,473	$24,697

Refund Liabilities

Refund liabilities, primarily associated with product sales returns and retrospective volume rebates, represent variable consideration and are estimated and recorded as a reduction to Net revenue based on historical experience. As of October 29, 2021, October 30, 2020 and January 29, 2021, $24.3 million, $23.6 million and $25.7 million, respectively, of refund liabilities, primarily associated with product returns, were reported in Other current liabilities in the Condensed Consolidated Balance Sheets. An asset for product returns is recorded in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. See “Cautionary Statement Concerning Forward-Looking Statements” below, “Item 1A. Risk Factors” in our Annual Report filed on Form 10-K for the year ended January 29, 2021 and “Part II, Item 1A Risk Factors” of this Quarterly Report on Form 10-Q, for a discussion of the uncertainties, risks and assumptions associated with these statements.

As used in this Quarterly Report on Form 10-Q, references to the “Company”, “Lands’ End”, “we”, “us”, “our” and similar terms refer to Lands’ End, Inc. and its subsidiaries. Our fiscal year ends on the Friday preceding the Saturday closest to January 31. Other terms that are commonly used in this Quarterly Report on Form 10-Q are defined as follows:

•

ABL Facility – Asset-based senior secured credit agreements, providing for a revolving facility, dated as of November 16, 2017, with Wells Fargo Bank, N.A. and certain other lenders, as amended to date

•	CARES Act – The Coronavirus Aid, Relief and Economic Security Act signed into law on March 27, 2020
•	Company Operated stores – Lands’ End retail stores in the Retail distribution channel
•	Debt Facilities – Collectively, the Term Loan Facility and ABL Facility
•	First Quarter 2020 – The 13 weeks ended May 1, 2020
•	Fiscal 2022 – The 52 weeks ending January 27, 2023
•	Fiscal 2021 – The 52 weeks ending January 28, 2022
•	Fiscal 2020 – The 52 weeks ended January 29, 2021
•	Fiscal 2019 – The 52 weeks ended January 31, 2020
•	GAAP – Accounting principles generally accepted in the United States
•	LIBOR – London inter-bank offered rate
•	Second Quarter 2020 – The 13 weeks ended July 31, 2020
•	Term Loan Facility – Term loan credit agreement, dated as of September 9, 2020, among the Company, Fortress Credit Corp., as Administrative Agent and Collateral Agent, and the lenders party thereto
•	Third Quarter 2021 – The 13 weeks ended October 29, 2021
•	Third Quarter 2020 – The 13 weeks ended October 30, 2020
•	Year-to-Date 2021 – The 39 weeks ended October 29, 2021
•	Year-to-Date 2020 – The 39 weeks ended October 30, 2020
•	Year-to-Date 2019 – The 39 weeks ended November 1, 2019

Executive Overview

Description of the Company

Lands’ End is a leading uni-channel retailer of casual clothing, accessories, footwear and home products. Operating out of America’s heartland, we believe our vision and values make a strong connection with our core customers. We offer products online at www.landsend.com, on third-party online marketplaces and through our own Company Operated stores, as well as third-party retail locations. We are a classic American lifestyle brand with a passion for quality, legendary service and real value and seek to deliver timeless style for women, men, kids and the home.

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

Distribution Channels

We identify five separate distribution channels for revenue reporting purposes:

•	U.S. eCommerce offers products through our eCommerce website.
•	International offers products primarily to consumers located in Europe and Japan through our eCommerce international websites and third-party affiliates.
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

Impact of the COVID-19 Pandemic

COVID-19 surfaced in late 2019 and in March 2020, the World Health Organization declared COVID-19 a pandemic. The onset of the COVID-19 pandemic had a disruptive impact on our business operations and an unfavorable impact on our results of operations during the first half of Fiscal 2020. During the Second Quarter 2020, we began a significant recovery that continued to build on the momentum experienced before the COVID-19 pandemic. Our strong foundation and ongoing enhancements across the four strategic pillars of product, digital, uni-channel distribution and infrastructure and business processes supported us during this COVID-19 pandemic and continues to support our financial performance and encouraging customer metrics. The ultimate timing and impact of customer demand levels across all distribution channels will depend on the duration and scope of the COVID-19 pandemic, overall economic conditions and consumer preferences. The ongoing COVID-19 pandemic continued to adversely impact us in the Third Quarter 2021 by disrupting our supply chain, leading to shipping and inventory receipt delays, and remains a threat to the health and welfare of our workforce.

Health and Safety of our People and Consumers

From the beginning of the COVID-19 pandemic, our priority has been the safety of our employees and customers. On March 16, 2020, we temporarily closed our Company Operated stores. These stores reopened during Second Quarter 2020. Since the onset of the COVID-19 pandemic, we have taken extra precautions in our offices, distribution centers and Company Operated stores, which have varied from time to time based on the then current guidance from global, federal and state health authorities. These measures have included COVID-19 retail guidelines, work-from-home policies, social distancing, masking, thermal scanning and partitions in facilities. With the emergence of COVID-19 variants and periodic increases in the number of reported cases affecting different regions, we have been required to keep these measures in place longer than anticipated.

Supply Chain

The COVID-19 pandemic continues to cause supply chain disruptions across all industries, and we continually monitor our supply chain for manufacturing and transportation delays caused or exacerbated by the COVID-19 pandemic. During Fiscal 2021, the

COVID-19 pandemic impacted our distribution centers, third-party manufacturing partners and logistics partners, including shipping delays and port congestion, and closure of certain third-party manufacturing facilities and production lines. These disruptions have resulted in later timing of Fiscal 2021 inventory receipts that have led, at times, to lower inventory positions and higher than normal back orders, as manufacturing, transport and receipt of inbound product is delayed. In addition, we have experienced higher freight and distribution costs.

We expect some of these supply chain disruptions and increases in costs to continue through the balance of Fiscal 2021 and into the first half of Fiscal 2022. As a result of these impacts, we have experienced later than expected inventory receipts and inventory availability for our distribution channels. These shipping delays and additional costs may impact our future net sales, gross margin and net earnings depending upon the ultimate timing of delivery and availability of product to sell.

Labor Shortage

Due to the seasonal nature of our business, we rely heavily on flexible part-time employees to staff our distribution centers in support of our peak seasons, including the back-to-school shopping season and fourth fiscal quarter holiday shopping season. We have experienced a labor shortage and have been unable to fill the flexible part-time peak staffing requirements at the distribution centers for both peak seasons. During the back-to-school season the labor shortage in monogramming and embroidery services caused delays in fulfilling customer orders. We have also been unable to attract as many seasonal part-time workers as was targeted to hire for the holiday shopping season. We have provided financial incentives to attract and retain the part-time staffing and have utilized our corporate employee workforce to provide additional assistance in our distribution centers. The labor shortage may adversely impact our future net sales and earnings if orders are not fulfilled on a timely basis, which could discourage orders or lead to cancelled orders.

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

Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared in accordance with GAAP and include the accounts of Lands’ End, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated. The COVID-19 pandemic had a material impact on our results for the 39 weeks ended October 30, 2020. As such, this interim period, as well as upcoming periods, may not be comparable to past performance or indicative of future performance.

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

Results of Operations

The following table sets forth, for the periods indicated, selected income statement data:

	13 Weeks Ended
	October 29, 2021		October 30, 2020
(in thousands)	$’s	% of Net revenue	$’s	% of Net revenue
Net revenue	$375,843	100.0%	$359,982	100.0%
Cost of sales (excluding depreciation and amortization)	209,028	55.6%	196,527	54.6%
Gross profit	166,815	44.4%	163,455	45.4%
Selling and administrative	137,408	36.6%	134,890	37.5%
Depreciation and amortization	9,788	2.6%	9,627	2.7%
Other operating expense, net	140	0.0%	255	0.1%
Operating income	19,479	5.2%	18,683	5.2%
Interest expense	8,334	2.2%	9,005	2.5%
Other (income), net	(171)	(0.0)%	(250)	(0.1)%
Income before income taxes	11,316	3.0%	9,928	2.8%
Income tax expense	3,917	1.0%	2,752	0.8%
NET INCOME	$7,399	2.0%	$7,176	2.0%

	39 Weeks Ended
	October 29, 2021		October 30, 2020
(in thousands)	$’s	% of Net revenue	$’s	% of Net revenue
Net revenue	$1,081,249	100.0%	$889,073	100.0%
Cost of sales (excluding depreciation and amortization)	588,908	54.5%	496,041	55.8%
Gross profit	492,341	45.5%	393,032	44.2%
Selling and administrative	399,579	36.9%	352,164	39.6%
Depreciation and amortization	29,483	2.7%	27,791	3.1%
Other operating expense, net	583	0.1%	7,913	0.9%
Operating income	62,696	5.8%	5,164	0.6%
Interest expense	26,231	2.4%	19,232	2.2%
Other (income) expense, net	(461)	(0.0)%	910	0.1%
Income (loss) before income taxes	36,926	3.4%	(14,978)	(1.7)%
Income tax expense (benefit)	10,667	1.0%	(5,887)	(0.7)%
NET INCOME (LOSS)	$26,259	2.4%	$(9,091)	(1.0)%

Depreciation and amortization are not included in our cost of sales because we are a reseller of inventory and do not believe that including depreciation and amortization is meaningful. As a result, our gross margins may not be comparable to other entities that include depreciation and amortization related to the sale of their product in their gross margin measure.

Net Income and Adjusted EBITDA

We recorded Net income of $7.4 million in Third Quarter 2021 compared to Net income of $7.2 million in the Third Quarter 2020. In addition to our Net income (loss) determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted EBITDA metric. Adjusted EBITDA is computed as Net income (loss) appearing on the Condensed Consolidated Statements of Operations net of Income tax expense/(benefit), Interest expense, Depreciation and amortization and certain significant items as set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our business for comparable periods, and as a basis for an executive compensation metric. The methods used by us to calculate our non-GAAP financial measures may differ significantly from methods used by other companies to compute similar measures. As a result, any non-GAAP financial measures presented herein may not be comparable to similar measures provided by other companies. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.

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

•	Corporate restructuring – corporate restructuring actions and activities including severance for the reduction in corporate positions for the 13 weeks and 39 weeks ended October 30, 2020.

•	Goodwill and long-lived asset impairment – charges associated with the non-cash write down of goodwill and certain long-lived assets for the 39 weeks ended October 30, 2020.

•	Other – amortization of transaction related costs associated with Third Party distribution channel for the 13 weeks and 39 weeks ended October 29, 2021 and October 30, 2020.

•

Loss on disposal of property and equipment - management considers the gains or losses on asset valuation to result from investing decisions rather than ongoing operations for the 13 weeks and 39 weeks ended October 29, 2021 and October 30, 2020.

	13 Weeks Ended
	October 29, 2021		October 30, 2020
(in thousands)	$’s	% of Net revenue	$’s	% of Net revenue
Net income	$7,399	2.0%	$7,176	2.0%
Income tax expense	3,917	1.0%	2,752	0.8%
Other (income), net	(171)	(0.0)%	(250)	(0.1)%
Interest expense	8,334	2.2%	9,005	2.5%
Operating income	19,479	5.2%	18,683	5.2%
Depreciation and amortization	9,788	2.6%	9,627	2.7%
Corporate restructuring	—	—%	16	0.0%
Other	344	0.1%	132	0.0%
Loss on disposal of property and equipment	140	0.0%	107	0.0%
Adjusted EBITDA	$29,751	7.9%	$28,565	7.9%

	39 Weeks Ended
	October 29, 2021		October 30, 2020
(in thousands)	$’s	% of Net revenue	$’s	% of Net revenue
Net income (loss)	$26,259	2.5%	$(9,091)	(1.0)%
Income tax expense (benefit)	10,667	0.9%	(5,887)	(0.7)%
Other (income) expense, net	(461)	(0.0)%	910	0.1%
Interest expense	26,231	2.4%	19,232	2.2%
Operating income	62,696	5.8%	5,164	0.6%
Depreciation and amortization	29,483	2.7%	27,791	3.1%
Corporate restructuring	—	—%	2,941	0.3%
Goodwill and long-lived asset impairment	—	—%	3,844	0.4%
Other	844	0.1%	132	0.0%
Loss on disposal of property and equipment	583	0.1%	994	0.1%
Adjusted EBITDA	$93,606	8.7%	$40,866	4.6%

In assessing the operational performance of our business, we consider a variety of financial measures. We operate in five separate distribution channels for revenue reporting purposes: U.S. eCommerce, International, Outfitters, Third Party and Retail. A

key measure in the evaluation of our business is revenue performance by distribution channel. We also consider gross margin and Selling and administrative expenses in evaluating the performance of our business.

To evaluate revenue performance for the U.S. eCommerce, International, Outfitters and Third Party distribution channels, we use Net revenue. For our Retail distribution channel, we use Company Operated stores Same Store Sales as a key measure in evaluating performance. A store is included in Same Store Sales calculations when it has been open for at least 14 months and selling square footage has not changed by 15% or more within the past year. Online sales and sales generated through our in-store web portal are considered revenue in our U.S. eCommerce and International distribution channels and are excluded from Same Store Sales. Since First Quarter 2020, due to the COVID-19 pandemic, we temporarily ceased using Same Store Sales as a key measure in evaluating performance and instead evaluated our Company Operated stores on sales productivity which was a metric measuring sales traffic and customer conversion. Beginning with Third Quarter 2021, we reverted back to Same Store Sales as we believe there is now greater comparability of year-on-year store and economic dynamics.

Discussion and Analysis

Third Quarter 2021 compared with Third Quarter 2020

Due to the impact of the COVID-19 pandemic on our financial operating results during the Third Quarter 2020, we also have included select comparisons to Third Quarter 2019 as management believes such comparisons are relevant to our rate of recovery during the COVID-19 pandemic and performance of our business.

Net Revenue

Net revenue for Third Quarter 2021 was $375.8 million, an increase of $15.8 million or 4.4% compared to $360.0 million in the Third Quarter 2020, and an increase of $35.8 million or 10.5% compared to $340.0 million in the Third Quarter 2019.

U.S. eCommerce Net revenue was $214.0 million for Third Quarter 2021, a decrease of $7.8 million or 3.5%, from $221.8 million during the Third Quarter 2020, and an increase of $12.1 million or 6.0% from $201.9 million during the Third Quarter 2019.  Compared to Third Quarter 2020, the decrease in revenue in Third Quarter 2021 was attributed to delayed receipt of products due to the global supply chain challenges.

International eCommerce Net revenue was $47.2 million for Third Quarter 2021, a decrease of $8.8 million or 15.7%, from $56.0 million during the Third Quarter 2020, and an increase of $10.2 million or 27.6% from $37.0 million during the Third Quarter 2019. The decrease in revenue in Third Quarter 2021 was attributed to delayed receipt of products due to the global supply chain challenges.

Outfitters Net revenue was $86.1 million for Third Quarter 2021, an increase of $24.1 million or 38.9%, from $62.0 million during the Third Quarter 2020, and an increase of $2.8 million or 3.4% from $83.3 million during the Third Quarter 2019. Compared to the Third Quarter 2020, the increase was primarily attributed to stronger demand within our travel-related national accounts and school uniforms as households recovered to prior back-to-school shopping patterns, with a slower recovery in our small and medium-sized customers.

Third Party Net revenue was $19.3 million for Third Quarter 2021, an increase of $7.3 million or 60.8% from $12.0 million during the Third Quarter 2020. The increase was primarily attributed to a full quarter of revenue with Kohl’s, compared to the launch in Third Quarter 2020, as well as the impact of expanding our broader store assortment into an additional 150 Kohl’s retail locations, for a total of 300 retail locations, during Third Quarter 2021.

Retail Net revenue was $9.2 million for Third Quarter 2021, an increase of $1.0 million or 12.2% from $8.2 million during Third Quarter 2020, and a decrease of $5.2 million or 36.1% from $14.4 million during Third Quarter 2019. Our U.S. Company Operated stores experienced an increase of 5.7% in Same Store Sales as compared to Third Quarter 2020. On October 29, 2021 there were 30 U.S. Company Operated stores compared to 31 U.S. Company Operated stores on October 30, 2020 and 22 U.S. Company Operated stores on November 1, 2019.

Gross Profit

Gross profit was $166.8 million for Third Quarter 2021, an increase of $3.3 million or 2.1% from $163.5 million during the Third Quarter of 2020. Gross margin decreased to 44.4% in Third Quarter 2021, compared with 45.4% in Third Quarter 2020. Compared to Third Quarter 2020, gross margin decreased primarily due to increased shipping costs attributed to the global supply chain challenges.

Selling and Administrative Expenses

Selling and administrative expenses increased $2.5 million to $137.4 million or 36.6% of total Net revenue in Third Quarter 2021 compared with $134.9 million or 37.5% of Net revenue in Third Quarter 2020. The approximately 90 basis point decrease was driven by leverage on higher sales and continued expense controls slightly offset by continued investment in digital marketing. This was an approximately 300 basis point decrease compared to Third Quarter 2019.

Depreciation and Amortization

Depreciation and amortization expense was $9.8 million in Third Quarter 2021, an increase of $0.2 million compared with $9.6 million in Third Quarter 2020.

Other Operating Expense

Other operating expense, net was $0.1 million in Third Quarter 2021 compared to $0.3 million in Third Quarter 2020.

Operating Income

Operating income was $19.5 million in Third Quarter 2021 compared to $18.7 million in Third Quarter 2020. The $0.8 million increase was driven by the increase in Gross profit from the increased revenue partially offset by higher shipping costs attributed to the global supply chain challenges and higher selling and administrative expenses.

Interest Expense

Interest expense was $8.3 million in Third Quarter 2021 compared to $9.0 million in Third Quarter 2020. The $0.7 million decrease was primarily attributed to lower usage on the revolving ABL Facility at lower interest rates as a result of the Third Amendment to the ABL Facility.

Other Income

Other income was $0.2 million in Third Quarter 2021 compared to Other income of $0.3 million in Third Quarter 2020.

Income Tax Expense

We recorded income tax expense at an overall effective tax rate of 34.6% and 27.7% for Third Quarter 2021 and Third Quarter 2020, respectively.

Net Income

As a result of the above factors, Net income was $7.4 million and diluted earnings per share was $0.22 in Third Quarter 2021 compared with a Net income of $7.2 million and diluted earnings per share of $0.22 in Third Quarter 2020.

Adjusted EBITDA

As a result of the above factors, Adjusted EBITDA was $29.8 million in Third Quarter 2021 compared to $28.6 million in Third Quarter 2020.

Year-to-Date 2021 compared with Year-to-Date 2020

Due to the impact of the COVID-19 pandemic on our financial operating results Year-to-Date 2020, we also have included select comparisons to Year-to-Date 2019 as management believes such comparisons are relevant to our rate of recovery during the COVID-19 pandemic and performance of our business.

Net Revenue

Net revenue for Year-to-Date 2021 was $1.1 billion, an increase of $192.0 million or 21.6% compared to $889.1 million during Year-to-Date 2020, and an increase of $180.5 million or 20.0% compared to $900.7 million during Year-to-Date 2019.

U.S. eCommerce Net revenue was $655.1 million for Year-to-Date 2021, an increase of $73.5 million or 12.6%, from $581.6 million during Year-to-Date 2020, and an increase of $111.8 million or 20.6% from $543.3 million during Year-to-Date 2019. These increases in revenue were primarily driven by stronger website traffic and a higher average order value as customers continue to react positively to the product assortments and digital capabilities, which drove a year over year increase in our new customers acquired and our overall customer file.

International eCommerce Net revenue was $151.5 million for Year-to-Date 2021, an increase of $10.1 million or 7.1%, from $141.4 million during Year-to-Date 2020, and an increase of $33.2 million or 28.1% from $118.3 million during Year-to-Date 2019. These increases in revenue were primarily driven by implementing U.S. eCommerce initiatives in Europe eCommerce which resulted in stronger demand as customers reacted positively to the product assortments and digital capabilities, which drove a year over year increase in our new customers acquired and overall customer file.

Outfitters Net revenue was $192.4 million for Year-to-Date 2021, an increase of $61.2 million or 46.6%, from $131.2 million during Year-to-Date 2020, and an increase of $0.5 million or 0.3% from $191.9 million during Year-to-Date 2019. Compared to the Year-to-Date 2020, the increase was primarily attributed to stronger demand within our travel-related national accounts and school uniforms as households recovered to prior back-to-school shopping patterns, with a slower recovery in our small and medium-sized customers.

Third Party Net revenue was $50.2 million for Year-to-Date 2021, an increase of $31.6 million from $18.6 million during Year-to-Date 2020. The increase was primarily attributed to year-to-date revenue growth with Kohl’s compared to the launch in the Third Quarter 2020, as well as the impact of expanding our broader store assortment into an additional 150 Kohl’s retail locations, for a total of 300 retail locations, during Third Quarter 2021.

Retail Net revenue was $32.0 million for Year-to-Date 2021, an increase of $15.7 million or 96.3% from $16.3 million during Year-to-Date 2020, and a decrease of $6.9 million or 17.7% from $38.9 million during Year-to-Date 2019. On October 29, 2021 there were 30 U.S. Company Operated stores compared to 31 U.S. Company Operated stores on October 30, 2020 and 22 U.S. Company Operated stores on November 1, 2019.

Gross Profit

Gross profit was $492.3 million for Year-to-Date 2021, an increase of $99.3 million or 25.3% from $393.0 million during Year-to-Date of 2020. Gross margin increased to 45.5% in Year-to-Date 2021, compared with 44.2% in Year-to-Date 2020. Compared to Year-to-Date 2020, gross margin increased due to merchandise margin expansion in the U.S. eCommerce distribution channel driven by enhanced promotional strategies and continued use of analytics for both our pricing and inventory management, offset by increased shipping costs attributed to the global supply chain challenges as well as higher sales mix from the lower-margin Third Party distribution channel.

Selling and Administrative Expenses

Selling and administrative expenses increased $47.4 million to $399.6 million or 37.0% of total Net revenue in Year-to-Date 2021 compared with $352.2 million or 39.6% of Net revenue in Year-to-Date 2020. The approximately 260 basis point decrease was driven by improved leverage from higher sales and continued expense controls slightly offset by increased digital marketing expenses and expense reductions taken at the onset of the COVID-19 pandemic. This was also an approximately 460 basis point decrease compared to Year-to-Date 2019.

Depreciation and Amortization

Depreciation and amortization expense was $29.5 million in Year-to-Date 2021, an increase of $1.7 million compared with $27.8 million in Year-to-Date 2020. The increase was primarily attributable to depreciation associated with our continued investment in our digital information technology infrastructure.

Other Operating Expense

Other operating expense, net was $0.6 million in Year-to-Date 2021 and $7.9 million in Year-to-Date 2020. The decrease of $7.3 million was primarily attributed to the $3.3 million impairment charge of goodwill allocated to our Japan eCommerce reporting unit and $3.0 million of restructuring costs in Year-to-Date 2020.

Operating Income

Operating income was $62.7 million in Year-to-Date 2021 compared to Operating income of $5.2 million in Year-to-Date 2020. The increase was driven by the increase in Gross profit from the increased revenue and improved margins over Year-to-Date 2020 partially offset by higher selling and administrative expenses.

Interest Expense

Interest expense was $26.2 million in Year-to-Date 2021 compared to $19.2 million in Year-to-Date 2020. The $7.0 million increase was primarily attributed to higher interest rates associated with the Term Loan Facility.

Other (Income) Expense

Other income was $0.5 million in Year-to-Date 2021 compared to Other expense of $0.9 million in Year-to-Date 2020. The increase in income and decrease in expense is primarily attributed to a final payment in Second Quarter 2020 associated with the transitioning of a sourcing office.

Income Tax Expense (Benefit)

We recorded income tax expense at an overall effective tax rate of 28.9% for Year-to-Date 2021 and an income tax benefit of 39.3% for Year-to-Date 2020. The Year-to-Date 2021 rate is lower than Year-to-Date 2020 primarily due to the generation of pretax income in 2021 compared to a pretax loss in 2020 in addition to the estimated tax benefits recorded as a result of the CARES Act in 2020.

Net Income (Loss)

As a result of the above factors, Net income was $26.3 million and diluted earnings per share was $0.78 in Year-to-Date 2021 compared with a Net loss of $9.1 million and diluted loss per share of $0.28 in Year-to-Date 2020.

Adjusted EBITDA

As a result of the above factors, Adjusted EBITDA was $93.6 million in Year-to-Date 2021 compared to $40.9 million in Year-to-Date 2020.

Liquidity and Capital Resources

Our primary need for liquidity is to fund working capital requirements of our business, capital expenditures, debt service and for general corporate purposes. Our cash and cash equivalents and the ABL Facility serve as sources of liquidity for short-term working capital needs and general corporate purposes. The ABL Facility had a balance outstanding of $70.0 million on October 29, 2021 other than letters of credit. Cash generated from our net revenue and profitability, and to a lesser extent our changes in working capital, are driven by the seasonality of our business, with a significant amount of net revenue and operating cash flows generally occurring in the fourth fiscal quarter of each year. We expect that our cash on hand and cash flows from operations, along with revolving on the ABL Facility, will be adequate to meet our capital requirements and operational needs for at least the next 12 months.

Description of Material Indebtedness

Debt Arrangements

Our $275.0 million revolving ABL Facility includes a $70.0 million sublimit for letters of credit and is available for working capital and other general corporate liquidity needs. The balance outstanding was $70.0 million and $155.0 million on October 29, 2021 and October 30, 2020, respectively. The balance of outstanding letters of credit was $21.4 million and $15.3 million on October 29, 2021 and October 30, 2020, respectively.

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

On September 9, 2020, we entered into the Term Loan Facility which provided borrowings of $275.0 million. Origination costs, including an Original Issue Discount (OID) of 3% and $5.1 million in debt origination fees were paid upon entering into the Term Loan Facility.

Interest; Fees

The Third Amendment to the ABL Facility lowered the interest rates applicable to borrowings under the ABL Facility.  For LIBOR loans, commencing July 31, 2021 the borrowing margin is, where the average daily total loans outstanding for the previous quarter are (i) less than $ 95.0 million, 1.25%, (ii) equal to or greater than $95.0 million but less than $180.0 million, 1.50%, and (iii) greater than or equal to $180.0 million, 1.75%. For Base Rate loans, the borrowing margin is, where the average daily total loans outstanding for the previous quarter are (i) less than $95.0 million for the previous quarter, 0.50%, (ii) equal to or greater than $95.0 million but less than $180.0 million, 0.75%, and (iii) greater than or equal to $180.0 million, 1.00%. The Third Amendment to the ABL Facility replaced the 0.75% LIBOR floor with a 0.0% LIBOR floor.

The interest rates per annum applicable to the loans under the Term Loan Facility are based on a fluctuating rate of interest measured by reference to, at the borrower’s election, either (1) an adjusted LIBOR (with a minimum rate of 1.00%) plus 9.75% or (2) an alternative base rate (which is the greater of (i) the prime rate published in the Wall Street Journal, (ii) the federal funds rate, which shall be no lower than 0.00% plus ½ of 1.00%, or (iii) the one month LIBOR rate plus 1.00% per annum) plus 8.75%.

Effective with the Third Amendment to the ABL Facility, the ABL Facility fees include (i) commitment fees of 0.25% based upon the average daily unused commitment (aggregate commitment less loans and letter of credit outstanding) under the ABL Facility for the preceding fiscal quarter and (ii) customary letter of credit fees. As of the end of Third Quarter 2021, we had borrowings of $70.0 million on the ABL Facility.

Customary agency fees are payable in respect of the Debt Facilities.

Maturity; Amortization and Prepayments

The Third Amendment to the ABL Facility extended the maturity from November 16, 2022 to the earlier of (a) July 29, 2026 and (b) June 9, 2025 if, on or prior to such date, the Term Loan Facility has not been refinanced, extended or repaid in full in accordance with the terms thereof and not replaced with other indebtedness.

The Term Loan Facility matures on September 9, 2025 and amortizes at a rate equal to 1.25% per quarter. It is subject to mandatory prepayments in an amount equal to a percentage of the borrower’s excess cash flows in each fiscal year, ranging from 0% to 75% depending on our total leverage ratio, and with the proceeds of certain asset sales, casualty events and extraordinary receipts. The loan may not be voluntarily prepaid during the first two years of its term, without significant penalties. A prepayment premium is applicable to voluntary prepayments and certain mandatory prepayments made prior to the fourth anniversary of the closing date of the Term Loan Facility.

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

The Term Loan Facility is secured by a first priority security interest in certain property and assets of the borrowers and guarantors, including certain fixed assets such as real estate, stock of the subsidiaries and intellectual property, in each case, subject to certain exceptions. The ABL Facility is secured by a second priority interest in the same collateral, with certain exceptions.

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

The Term Loan Facility contains certain financial covenants, including a quarterly maximum total leverage ratio test, a weekly minimum liquidity test and an annual maximum capital expenditure amount.

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

As of October 29, 2021, we were in compliance with all of our covenants in the Debt Facilities.

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

Cash Flows from Operating Activities

Net cash used in operating activities decreased to $6.4 million Year-to-Date 2021 from $26.1 million Year-to-Date 2020. The $19.7 million decrease in cash used in operating activities was driven by an increase in year over year net income and decrease in net working capital partially offset by a decrease in deferred revenue and other accruals.

Cash Flows from Investing Activities

Net cash used in investing activities was $18.7 million and $25.6 million Year-to-Date 2021 and Year-to-Date 2020, respectively. Cash used in investing activities for both periods was primarily used for investments to update our digital information technology infrastructure.

For Fiscal 2021, we plan to invest approximately $26 million in capital expenditures for strategic investments and infrastructure, primarily in technology and general corporate needs.

Cash Flows from Financing Activities

Net cash provided by financing activities was $28.4 million and $30.8 million Year-to-Date 2021 and Year-to-Date 2020, respectively. Year-to-Date 2021 activity consisted of required principal payments of $10.3 million on the Term Loan Facility and net borrowings of $45.0 million on the ABL Facility. Year-to-Date 2020 activity consisted of new debt of $275.0 million with the Term Loan Facility and net borrowings of $155.0 million on the ABL Facility.

Contractual Obligations and Off-Balance-Sheet Arrangements

There have been no material changes to our contractual obligations and off-balance-sheet arrangements as discussed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2021, except for the Third Amendment to the ABL Facility for which the maturity date was extended from November 16, 2022 to the earlier of (a) July 29, 2026 and (b) June 9, 2025 if, on or prior to such date, the Term Loan Facility has not been refinanced, extended or repaid in full in accordance with the terms thereof and not replaced with other indebtedness.

Financial Instruments with Off-Balance-Sheet Risk

The $275.0 million ABL Facility includes a $70.0 million sublimit for letters of credit and the Third Amendment to the ABL Facility extended the maturity from November 16, 2022 to the earlier of (a) July 29, 2026 and (b) June 9, 2025 if, on or prior to such date, the Term Loan Facility has not been refinanced, extended or repaid in full in accordance with the terms thereof and not replaced with other indebtedness. The ABL Facility is available for working capital and other general corporate liquidity needs. The balance outstanding on October 29, 2021 and October 30, 2020 was $70.0 million and $155.0 million, respectively. The balance of outstanding letters of credit was $21.4 million and $15.3 million on October 29, 2021 and October 30, 2020, respectively.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document contains forward-looking statements. Forward-looking statements reflect our current views with respect to, among other things, future events and performance. These statements may discuss, among other things, our net sales, gross margin, operating expenses, operating income, net income, adjusted EBITDA, cash flow, financial condition, financings, impairments, expenditures, growth, strategies, plans, achievements, dividends, capital structure, organizational structure, future store openings, market opportunities and general market and industry conditions. We generally identify forward-looking statements by words such as “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” “predict,” “believe,” “seek,” “continue,” “outlook,” “may,” “might,” “will,” “should,” “can have,” “likely,” “targeting” or the negative version of these words or comparable words. Forward-looking statements are based on beliefs and assumptions made by management using currently available information. These statements are only predictions and are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties. If one or more of these risks or uncertainties materialize, or if management’s underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include those risks, uncertainties and factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended January 29, 2021 and “Part II, Item 1A Risk Factors” of this Quarterly Report on Form 10-Q. Forward-looking statements speak only as of the date on which they are made. We expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable securities laws and regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in currency rates. A significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of October 29, 2021, we had $7.9 million of cash denominated in foreign currencies, principally in Pound sterling, Euro and Japanese yen. We do not enter into financial instruments for trading purposes or hedging and have not used any derivative financial instruments. We do not consider our foreign earnings to be permanently reinvested.

We are subject to interest rate risk with the Term Loan Facility and the ABL Facility, as both require the Company to pay interest on outstanding borrowings at variable rates. Each one percentage point change in interest rates (above the 1.00% LIBOR floor) associated with the Term Loan Facility would result in a $2.6 million change in our annual cash interest expenses. Assuming our ABL Facility was fully drawn to a principal amount equal to $275.0 million, each one percentage point change in interest rates would result in a $2.8 million change in our annual cash interest expense.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation for the period covered by this Quarterly Report on Form 10-Q, Lands’ End’s Chief Executive Officer and President and Chief Financial Officer have concluded that, as of October 29, 2021, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by Rules 13a-15 under the Exchange Act during the Third Fiscal Quarter Ended October 29, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: December 2, 2021

By:	/s/ James Gooch
James Gooch
President and Chief Financial Officer (Principal Financial Officer)