Form 10-K
period 2022-01-28
LANDS' END, INC.
filed 2022-03-24
CIK 799288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 28, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    NO   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value (based on the closing price of the registrant’s common stock quoted on the NASDAQ Stock Market) of the registrant’s common stock owned by non-affiliates, as of July 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $554.1 million.

As of March 21, 2022, the registrant had 33,135,017 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2022 Annual Meeting of Stockholders (the “Proxy Statement”), to be held on May 11, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.  The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Chicago, IL, United States

LANDS’ END, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

As used in this Annual Report on Form 10-K, references to the “Company”, “Lands’ End”, “we”, “us”, “our” and similar terms refer to Lands’ End, Inc. and its subsidiaries. Our fiscal year ends on the Friday preceding the Saturday closest to January 31. Other terms commonly used in this Annual Report on Form 10-K are defined as follows:

•	ABL Facility – Asset-based senior secured credit agreements, providing for a revolving facility, dated as of November 16, 2017, with Wells Fargo, N.A. and certain other lenders, as amended to date
•	Adjusted EBITDA – Net income appearing on the Consolidated Statements of Operations net of Income tax expense, Interest expense, Depreciation and amortization and certain significant items
•	Brexit – The United Kingdom’s exit from the European Union
•	Company Operated stores – Lands’ End retail stores in the Retail distribution channel
•	COVID – Coronavirus disease 2019 (COVID-19) caused by severe respiratory syndrome coronavirus 2 (SARS-CoV-2)
•	Debt Facilities – Collectively, the Term Loan Facility and ABL Facility
•	ESL – ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert
•	First Quarter 2020 – The 13 weeks ended May 1, 2020
•	Fiscal 2022 – The Company’s next fiscal year representing the 52 weeks ending January 27, 2023
•	Fiscal 2021 – The 52 weeks ended January 28, 2022
•	Fiscal 2020 – The 52 weeks ended January 29, 2021
•	Fiscal 2019 – The 52 weeks ended January 31, 2020
•	Fourth Quarter 2020 – The 13 weeks ended January 29, 2021
•	Sears Holdings – Sears Holdings Corporation, a Delaware corporation, and its consolidated subsidiaries
•	SEC – United States Securities and Exchange Commission
•	Second Quarter 2020 – The 13 weeks ended July 31, 2020
•	Separation – On April 4, 2014, Sears Holdings distributed 100% of the outstanding common stock of Lands’ End to its stockholders
•	Term Loan Facility – Term loan credit agreement, dated as of September 9, 2020, among the Company, Fortress Credit Corp., as Administrative Agent and Collateral Agent, and the lenders party thereto
•	Third Quarter 2021 – The 13 weeks ended October 29, 2021
•

Transform Holdco – Transform Holdco LLC, an affiliate of ESL, which on February 11, 2019 acquired from Sears Holdings substantially all of the go-forward retail footprint and other assets and component businesses of Sears Holdings as a going concern

Lands’ End is a leading uni-channel retailer of casual clothing, accessories, footwear and home products. Operating out of America’s heartland, we believe our vision and values make a strong connection with our core customers. We offer products online at www.landsend.com, through our own Company Operated stores and through third-party distribution channels. We are a classic American lifestyle brand with a passion for quality, legendary service and real value.  We seek to deliver timeless style for women, men, kids and the home.

Lands’ End was founded in 1963 by Gary Comer and his partners to sell sailboat hardware and equipment by catalog. While our product focus has shifted significantly over the years, we have continued to adhere to our founder’s motto as one of our guiding principles: “Take care of the customer, take care of the employee and the rest will take care of itself.”

Lands’ End seeks to provide a common customer experience regardless of whether they are interacting with us on our company websites, at Company Operated stores or through third-party distribution channels.

We have one external reportable segment and identify our operating segments according to how our business activities are managed and evaluated. Our operating segments consist of: U.S. eCommerce, Europe eCommerce, Japan eCommerce, Outfitters, Third Party, and Retail. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore, the results of our operating segments are aggregated into one external reportable segment.

Distribution Channels

Lands’ End identifies five separate distribution channels for revenue reporting purposes:

•	U.S. eCommerce offers products through our eCommerce website.
•	International offers products primarily to consumers located in Europe and Japan through eCommerce international websites and third-party affiliates.
•	Outfitters sells uniform and logo apparel to businesses and their employees, as well as to student households through school relationships, located primarily in the U.S.
•	Third Party sells the same products as U.S. eCommerce direct to consumers through third-party marketplace websites and through domestic wholesale customers.
•	Retail sells products through Company Operated stores.

In Fiscal 2021, we generated Net revenue of approximately $1.64 billion. Net revenue is generated worldwide with operations based in the United States, United Kingdom, Germany and Japan. This network reinforces and supports sales across the distribution channels in which we do business. Net revenue is presented by distribution channel in the following table:

(in thousands)	Fiscal 2021	% of Net Revenue	Fiscal 2020	% of Net Revenue	Fiscal 2019	% of Net Revenue
U.S. eCommerce	$1,027,138	62.8%	$961,911	67.4%	$910,088	62.8%
International	220,997	13.5%	222,878	15.6%	181,087	12.5%
Outfitters	254,191	15.5%	174,260	12.2%	285,807	19.7%
Third Party	86,517	5.3%	39,945	2.8%	13,654	0.9%
Retail	47,781	2.9%	28,454	2.0%	59,565	4.1%
Total Net revenue	$1,636,624		$1,427,448		$1,450,201

In Fiscal 2021, we fulfilled orders to customers in approximately 144 countries outside the United States, totaling approximately 15% of Net revenue.

Net revenue by the geographical location where the product is shipped is as follows:

(in thousands)	Fiscal 2021	% of Net Revenue	Fiscal 2020	% of Net Revenue	Fiscal 2019	% of Net Revenue
United States	$1,393,402	85.1%	$1,191,346	83.4%	$1,247,288	86.0%
Europe	179,302	11.0%	175,011	12.3%	137,134	9.5%
Asia	44,383	2.7%	49,725	3.5%	48,470	3.3%
Other	19,537	1.2%	11,366	0.8%	17,309	1.2%
Total Net revenue	$1,636,624		$1,427,448		$1,450,201

Long-lived assets by geographical location, which includes Property and equipment, net, are as follows:

(in thousands)	Fiscal 2021	Fiscal 2020	Fiscal 2019
United States	$121,259	$136,038	$148,340
Europe	7,879	8,267	8,716
Asia	653	983	609
Total long-lived assets	$129,791	$145,288	$157,665

Strategy

We continue to leverage our iconic American brand, which was founded on the principles of delivering great quality, uncompromising service and exceptional value to our customers. We are a vertically integrated retailer that manages most aspects of our design, marketing and distribution in-house. In Fiscal 2022, we plan to continue to focus on our five strategic pillars, as we have over the past several years:

Product. The soul of the Lands’ End brand has always been products with a purpose. We focus on delivering key items made of quality materials, in iconic styles that offer great value to our customers and their families. We provide an assortment of products leveraging our key item strategy with a focus on delivering comfort, style and value with emphasis on major categories such as swim, outerwear and sleepwear. We will continue to lead with our Let’s Get Comfy® marketing, emphasizing comfort, versatility with one closet messaging and consistent quality of our fit. In addition, we continue our focus on inclusivity. We have done this by providing apparel to “fit every body” in extended sizes, with petite, tall and plus for women and big and tall for men. We work to drive consistency in our fit across multiple categories and classifications. In Fiscal 2022, we plan to continue to leverage customer data to drive decisions around our merchandise assortment, fabrics, silhouettes and price points.

Digital. We focus on utilizing digital technologies to obtain new customers and continuously improve the overall customer experience. This is done by leveraging data analytics to better tailor and personalize the shopping experience for each customer. We are a digitally-led organization, applying technology as we adapt to ongoing shifts in customer shopping behaviors. We leverage advanced data analytics and machine learning in our effort to optimize gross profit through product level promotions and to optimize both internal and external search capabilities. We strive to continually enhance our website with a “test and learn” approach. As part of our Fiscal 2022 initiatives, we plan to continue to leverage artificial intelligence to analyze customer behavior and optimize promotions.

Distribution. We take a uni-channel distribution approach, utilizing eCommerce, our own Company Operated stores and third-party distribution channels to engage our customer where and how they choose to shop. Given the impact of the COVID pandemic on consumers’ shopping habits, which has driven more consumers to shop online rather than in a store, we do not anticipate opening more Company Operated stores in the immediate future. We do, however, plan to pursue opportunities to selectively partner with other retailers to increase exposure of our products to more consumers. In Fiscal 2020, we launched nearly all our products for purchase on Kohl’s website, as well as an assortment of products in 150 Kohl’s retail locations. During Third Quarter 2021, we expanded a broader store assortment into an additional 150 Kohl’s retail locations for a total of 300 retail locations. In Fiscal 2022, we plan to continue exploring opportunities to expand our reach through third-party distribution channels.

Business Infrastructure and Processes. We continue to focus on building strategic competencies through improved business processes that are based on standardization and efficiency. During Fiscal 2021, we focused on upgrading the way we accept, process and fulfill orders across our distribution channels and improve how we interface with our partners. We are also upgrading our inventory planning process and data analytic capabilities to grow the business and operate as a global uni-channel retailer. We began a multi-year project during Fiscal 2021 to implement a warehouse management solution designed to improve our distribution operations. See also Item 1A, Risk Factors, in this Annual Report on Form 10-K.

Be a Great Place to Work.  Lands’ End strives to be a great place to work. We foster an inclusive culture where our employees can develop and grow professionally and contribute to our collective success. During Fiscal 2021, we built on our existing training and development programs and expanded many employee initiatives, including our Diversity & Inclusion Council and our Business Resource Groups.  In 2021, Forbes recognized Lands’ End as one of America’s Best Employers for Diversity and one of America’s Best Employers for Women.

History

We were founded in 1963, incorporated in Delaware in 1986, and our common stock was listed on the New York Stock Exchange from 1986 to 2002. On June 17, 2002, we became a wholly-owned subsidiary of Sears Roebuck and Co., a wholly-owned subsidiary of Sears Holdings. Sears Holdings distributed 100 percent of the outstanding common stock of Lands’ End to its stockholders on April 4, 2014, and our common stock was listed on the NASDAQ Stock Market.

Lands’ End was founded on certain principles of doing business that are embodied in our goal to deliver great quality, uncompromising service and exceptional value to our customers.

Competition

We operate primarily in the apparel industry which is highly competitive. We compete with a diverse group of direct-to-consumer companies and retailers, including national department store chains, women’s and men’s specialty apparel chains, outdoor specialty stores, apparel catalog businesses, sportswear marketers and online apparel businesses that sell similar lines of merchandise. We compete principally on the basis of merchandise value (quality and price), product innovation, our established customer file and award-winning customer service.

Seasonality

We experience seasonal fluctuations in our net revenue and operating results and historically have realized a significant portion of our yearly net revenue and earnings during our fourth fiscal quarter. We generated 33.9%, 37.7% and 37.9% of our yearly net revenue in the fourth quarter of Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively. The Fiscal 2021 percentage decrease of net revenue in the fourth quarter was primarily attributed to the impact of the global supply chain challenges experienced throughout the economy. Thus, lower than expected fourth quarter net revenue has had and could have an adverse impact on our annual operating results. See also Item 1A, Risk Factors, in this Annual Report on Form 10-K.

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

Intellectual Property

Lands’ End owns or has rights to use certain word and design trademarks, service marks, and trade names that are registered or exist under common law in the United States and other jurisdictions. The Lands’ End® trade name and trademark are used both in the United States and internationally and are material to our business. Trademarks that are important in identifying and distinguishing our products and services are Let’s Get Comfy®, Lands’ End Lighthouse®, Square Rigger™, Squall®, Super-T™, Drifter™, Outrigger®, Marinac®, and Beach Living®, all of

which are owned by us, as well as the licensed marks Supima®, No-Gape®, and others. Other recognized trademarks owned by Lands’ End includes Starfish™, Iron Knees®, Hyde Park®, Year’ Rounder®, ClassMate®, Willis & Geiger® and ThermaCheck®. Lands’ End’s rights to some of these trademarks are limited to select markets.

Product Design and Merchandising

We seek to develop new, innovative products for our customers by utilizing modern fabrics and quality construction to create timeless, affordable styles with excellent fit. We also seek to present our products in an engaging and inspiring way. We believe that our typical customers expect quality, seek good value for their money and are looking to add classics to their wardrobe while also placing an emphasis on comfort, functionality and product innovation that supports their lifestyle. From a design and merchandising perspective, we believe that we have experienced success adding relevant items into our product assortment, many of which have become customer favorites. We devote significant time and resources to quality assurance, fit testing and product compliance. Our in-house team manages all product specifications and seeks to ensure brand integrity by providing our customers with the consistent, high-quality merchandise for which Lands’ End is known. Our product strategy includes four major themes: own the weather; own the water; layers, layers, layers; and we fit every body. These, along with our overall message on comfort, fit and great value, have resonated well with our customers.

Inventory Planning

Inventory Planning seeks to determine optimal inventory levels that align with merchandising and marketing plans and initiatives. The team also supports efforts to optimize product margin through active management of in-season promotions and post-season clearance activities. In addition, Inventory Planning partners with our Global Sourcing team through long range planning efforts designed to better manage supply chain costs.

Consistent with our merchandising strategy, we make inventory investments intended to support the growth of key products. In addition, we strive to improve assortment efficiency to increase seasonal sell through. We continue to leverage technology solutions to assist us in these strategic initiatives.

Sourcing and Vendors

Our products are produced globally by independent manufacturers who are selected, monitored and coordinated primarily by our Global Sourcing team based in Wisconsin and Hong Kong. In Fiscal 2021, the top five countries where our vendors are located accounted for approximately 75% of our merchandise purchases in dollars. Our products are manufactured in approximately 20 countries and the majority are imported from Asia and South America, depending on the nature of the product mix.

In Fiscal 2021, our top 10 vendors accounted for approximately 47% of our merchandise purchases in dollars and we worked with approximately 112 vendors that manufactured substantially all our products. We generally do not enter into long-term merchandise supply contracts. We continue to take advantage of opportunities to more efficiently source our products worldwide, consistent with our high standards of quality and value. Significant areas of non-product spend include transportation, information systems, marketing, packaging and catalog paper and print. For most of our products, we assume ownership at the port of the vendor’s manufacturing facility. We use third-party shipping companies to transport the product to our facilities. Our reliance on imported products has certain risks around disruptions in countries of manufacture, port congestion, transportation delays and heightened security measures that have affected, and could in the future affect, timely deliveries of product to our points of distribution. During the second half of Fiscal 2021, we experienced significant delays due to global supply chain challenges and have experienced higher transportation costs. We expect these delays from global supply chain challenges and the increases in transportation costs to continue throughout Fiscal 2022.

It is important to us that our partners share the same core values as we do. Therefore, we require that all vendors comply with applicable legal requirements, agree to our global compliance requirements and meet our product quality standards. Our vendors are required to provide us with full access to their facilities and to relevant records relating to their employment practices, such as, but not limited to, child labor, wages and benefits, forced labor, discrimination, freedom of association, unlawful inducements, safe and healthy working conditions and other business practices so that we may monitor their compliance with ethical and legal requirements relating to the conduct of their business. See also Item 1A, Risk Factors, in this Annual Report on Form 10-K.

Corporate Citizenship

Lands’ End is working towards improving its sustainable footprint through key practices like waste reduction, purchasing recycled consumables and corporate partnerships. Lands’ End hopes to inspire customers and other corporations to increase sustainability awareness and initiatives.

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

Lands’ End has formed strategic relationships with the Sustainable Apparel Coalition and National Forest Foundation, where we have helped plant over 1 million trees. With the Clean Lakes Alliance, we help with education and protecting and improving the quality of local parks and lakes in Wisconsin.

Marketing

We believe that our most important asset is our brand. Lands’ End is well-recognized and has a deeply rooted tradition of excellent quality, value and service. Lands’ End is an iconic American brand with a large and loyal customer base. Operating out of Wisconsin, in the heartland of the United States, we believe our vision and values make a strong connection with our core customer as evidenced by the growth of our new and active customer files.

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

We attempt to build on our brand recognition through our “Let’s Get Comfy” tagline in multi-channel marketing campaigns including through our eCommerce website, www.landsend.com, catalog distribution, digital marketing and social media. Creative designs for these marketing platforms are developed in-house by our creative team with supplemental work by external agencies on a project basis. We strive to be efficient in our overall spend, enabling us to invest in initiatives that we believe will yield benefits over the longer term. We believe we will generate near-term return on investment with most of our marketing spend allocated to digital marketing and our catalog. The catalog continues to be a productive vehicle to drive customers to our website and Company Operated stores.

Customer Service

We are committed to building on Lands’ End’s legacy of strong customer service. We believe we have a strong track record of improving the customer service experience through innovation. Lands’ End is focused on using our extensive customer data to make the shopping experience as effortless and personalized as possible, regardless of whether our customers shop online or in one of our Company Operated stores. Our operations include customer service agents who are available on the phone, via chat, email or social media, and an ever-evolving digital self-service platform as well as through Company Operated store locations. These all have contributed to our award-winning customer service, which we believe is one of our core strengths and a key point of differentiation from our competitors.

We have received many accolades over the years and most recently, received the following:

•

Lands’ End was included in the Newsweek list of America’s Best Customer Service in 2021, 2020, and 2019, ranking No.1 for 2021 and 2019 for best customer service in the Online Retailers: Clothing in the Apparel category

Distribution

We own and operate three distribution centers in Wisconsin. Our Dodgeville facility is approximately 1.1 million square feet, our Reedsburg facility is approximately 400,000 square feet and our Stevens Point facility is approximately 150,000 square feet. Our customer orders are shipped via third-party carriers.

We own and operate a distribution center in the United Kingdom based in Oakham, a community north of London. Our Oakham facility opened in 1998 and is approximately 175,000 square feet. In September 2020, this facility was granted customs warehouse authorization from Her Majesty’s Revenue and Customs (HMRC), which provides certain cash flow benefits resulting from deferred customs duties and simplification of imports into the European Union.

Additionally, we lease a 56,000 square foot distribution center in Fujieda, Japan.

Information Technology

Our information technology systems provide comprehensive support for the design, merchandising, sourcing, marketing, distribution and sales of our Lands’ End products. We have a dedicated information technology team that provides strategic direction, application development, infrastructure services and systems support for the functions and processes of our business. The information technology team contracts with third-party consulting firms to provide cost-effective staff augmentation services and leverages leading hardware, software and cloud-based technology firms to provide the infrastructure necessary to run and operate our systems. Our core software applications are a combination of internally developed and third-party systems. The eCommerce solutions powering www.landsend.com, the Outfitters websites, and our international Lands’ End websites are operated out of our own internal data centers, as well as through hosting relationships with third parties and industry-leading cloud providers.

We are in the process of implementing new information technology systems as part of a multi-year plan to expand and upgrade our platforms and infrastructure. We intend to build off these core systems to drive future improvements in our operations including efficiencies within our infrastructure, processes and reporting. While we focus on customer facing system improvements, we are also implementing warehouse management tools designed to improve operational efficiencies and optimize our distribution operations. In support of our business strategies, we are implementing new solutions to enable and streamline the process in which we offer, sell and fulfill our products with wholesale partners and external marketplaces. Implementation of new systems is highly dependent on coordination of numerous software, hardware, cloud and system integration providers. See also Item 1A, Risk Factors, in this Annual Report on Form 10-K.

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

We employ approximately 5,000 employees: approximately 4,000 employees in the United States and approximately 1,000 employees outside the United States. This workforce consists of approximately 20% salaried employees, 40% hourly employees and 40% part-time employees. With the seasonal nature of the fourth quarter holiday shopping season in the retail industry, approximately 1,500 additional, flexible, part-time employees are hired to support our call and distribution centers.

Recruitment and Retention

Lands’ End leverages a multipronged recruitment approach to source and hire top talent aligned with our corporate priorities. We maintain a strong digital presence to represent our brand and proactively target talent, in addition to a meaningful employee referral bonus program. We have annual talent reviews to evaluate and align on high potential talent with development actions that prepare employees for internal promotion and career growth opportunities, including succession planning for management positions.

Lands’ End has an open-door philosophy. We regularly conduct anonymous employee opinion surveys to seek feedback from all employment classifications on a variety of topics, including confidence in company leadership, competitiveness of our compensation and benefits package, career growth opportunities and feedback on how we could improve our efforts to be an even greater place to work. Most recently, we conducted a global employee opinion survey in August 2021 and received both a high response rate and positive results. Survey outcomes are shared company wide, along with actions to drive meaningful improvements. Our efforts to retain talent and maintain strong employee engagement have been very effective, as evidenced by 42% of our employee base having a tenure of 10 years or more.

Turnover within our workforce is closely monitored to alert management of potential issues aside from our normal and desired turnover. Our three year average global salaried turnover rate is approximately 11.0%, and the turnover rate for our U.S. hourly full-time staff is approximately 10.5%. We maintain a strong focus on employee retention through regular and consistent communication, periodic pulse surveys and continued emphasis on employee personal health and safety.

Impact of the COVID Pandemic

The COVID pandemic has had a profound impact on our employees. Since the start of the COVID pandemic in March 2020, our distribution center has been fully operational on-site while our corporate staff has operated primarily in a remote work environment. This has driven innovations in the way tasks are accomplished and work gets done and has required an increased reliance on technology, in the form of teleconferencing. Management has continued to place emphasis on communication and cross-functional collaboration to compensate for the loss of informal day-to-day interaction in the office setting.

We have utilized a task force composed of a cross-functional group of senior management to assess the work from home impact. This task force monitors relevant factors and has solicited input on work models for the future. In January 2022, Lands’ End began operating in a hybrid model that combines work from home with work from office, as opposed to the traditional “five days a week in the office” model. We believe offering a combination of hybrid and remote work models will allow us to meet evolving employee and candidate expectations, and we continue to monitor employee engagement and productivity as we assess the overall work model moving forward.

We monitor employee satisfaction and are continuing to evolve our workplace practices to foster employee development, engagement and communication. Our culture remains an important part of who we are, and we remain focused on the overall business and financial performance that best suits the Company, our stockholders and our customer needs.

Diversity and Inclusion

As we strive to be a great place to work, we continue to focus on key initiatives to educate and support diversity and inclusion in the workplace. We believe our strength in work and life comes from the combination of our unique experiences, backgrounds, and talents. We were recognized by Forbes in 2021 as one of America’s Best Employers for Diversity and one of America’s Best Employers for Women.

We maintain a Diversity and Inclusion Council (“D&I Council”) consisting of employees who come from diverse backgrounds, with Lands’ End’s Chief Executive Officer serving as the executive sponsor. The D&I Council oversees programming designed to celebrate diversity and foster awareness of all perspectives. To that end, the D&I Council maintains training modules, which are required of all employees, and hosts relevant speakers throughout the year to further employee education. The D&I Council maintains a prominent online presence within the Company’s intranet through which it communicates with all employees across a wide range of subjects, including the recognition of important days with various cultures and educational materials in support of building greater awareness and appreciation of our individual stories, experiences and lives. Each month, a Diversity Newsletter is sent company wide, which serves to further celebrate differences among us.

We maintain Business Resource Groups (“BRGs”) to provide support for our employees. The BRGs are employee-led and consist of individuals with common interests, backgrounds or demographic factors such as gender, sexual orientation, race, ethnicity or life experience. We currently have six groups: Lands’ End PRIDE (LGTBQ+), Lands’ End Working Parents, LEEDA (Lands’ End Employees with Disabilities and Allies), Lands’ End Veterans, Lands’ End Multicultural, and Lands’ End UpLift (multi-generation). The groups are open to all employees, including allies who want to be supportive and involved. It is our belief that by encouraging and supporting BRGs, we are reinforcing our message of inclusion and hope to further empower our employees to utilize their voice to make Lands’ End welcoming, understanding and stronger.

The Employee Services team continually evolves our benefit offerings to provide more inclusive options. We extended our paid parental leave in 2022 to be more inclusive and expanded domestic partner benefits. We have also enhanced our recruitment process to support more diverse and inclusive hiring practices. Our strategies extend our reach by targeting areas of the country and industry groups that have top diverse talent and align with diverse business organizations that are reflective of our overall brand strategy. In addition, we are committed to recruitment that is free from bias and actively educate our interview panels and monitor to identify areas of improvement.

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

We offer a comprehensive benefit package to all eligible employees. In the U.S. these include the following, among other benefits:

•	Comprehensive health insurance coverage that is offered to full-time employees
•	Parental leaves provided to all new parents for birth, adoption or foster placement
•	Paid caregiver leave allowing employees to take up to 20 days off to care for a terminally ill spouse or dependent child
•	Community giving programs allowing employees to give back to nonprofit organizations
•	Health and wellness programs, exercise classes (including virtual classes during the COVID pandemic), health coaching and wellness incentive programs
•	Services designed to help employees balance work and life, including an Employee Assistance Plan and financial education workshops

Outside of the U.S., we provide competitive benefits which align with market specific needs and regulations, including comprehensive health, dental and vision coverage, pension plans, employer-provided life insurance and paid time off benefits such as paid leave, vacation and holidays.

Training and Development

Lands’ End partners with employees to discover and develop their talents and abilities through various programs. Development opportunities are available throughout the employee lifecycle from internships and onboarding to early in career programs and executive coaching. Programs cover a variety of topics, including diversity and inclusion, cybersecurity, harassment free workplace, product updates and deployment of new technology. Senior management regularly reviews organizational talent assessments to identify employees who possess the potential for advancement and to identify, recommend and address developmental needs. We provide development experiences for all levels of the organization and are committed to performance management, offering annual reviews, goal setting, 360 feedback and formal coaching support and mentorships for employees.

Corporate Information

Our principal executive offices are located at 1 Lands’ End Lane, Dodgeville, Wisconsin 53595. Our telephone number is (608) 935-9341.

Available Information, Internet Address and Internet Access to Current and Periodic Reports and Other Information

Our website address is www.landsend.com. References to www.landsend.com do not constitute incorporation by reference of the information at www.landsend.com, and such information is not part of this Annual Report on Form 10-K or any other filings with the SEC, unless otherwise explicitly stated. We file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments to those reports, as well as proxy and information statements, electronically with the SEC, and they are available on the SEC’s web site (www.sec.gov), which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We also make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available through the Investor Relations section of our website, free of charge, as soon as reasonably practicable after we file such material with, or furnish it to, the SEC.

Our Corporate Governance Guidelines, the charters of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee of the Board of Directors, our Related Party Transactions Policy, our Director Compensation Policy, our Code of Conduct, and our Board of Directors Code of Conduct are available at the “Corporate Governance” page in the “Investor Relations” section of www.landsend.com.

Information about our Executive Officers

The following table sets forth information regarding our executive officers, including their positions.

Name	Position	Age
Jerome Griffith	Chief Executive Officer	64
James Gooch	President and Chief Financial Officer	54
Peter L. Gray	Executive Vice President, Chief Administrative Officer and General Counsel	54
Sarah Rasmusen	Executive Vice President, Chief Customer Officer	49
Chieh Tsai	Executive Vice President, Chief Product Officer	56

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

Peter L. Gray joined Lands’ End as Executive Vice President, Chief Administrative Officer and General Counsel in May 2017. Mr. Gray served as Executive Vice President, General Counsel and Secretary of Tumi Holdings, Inc., a manufacturer and retailer of consumer goods including business bags, luggage, apparel and other travel-related goods, from December 2013 until November 2016. He was employed by ModusLink Global Solutions, Inc. (formerly CMGI, Inc.), a supply chain business process management company from June 1999 to October 2013, most recently as Executive Vice President, Chief Administrative Officer and General Counsel. Earlier in his career, he was a junior partner at Hale and Dorr LLP. He also serves as Chairman of the Board of Directors of the Tufts University Hillel Foundation.

Sarah Rasmusen joined Lands’ End in November 2017 as the Senior Vice President, U.S. eCommerce becoming Chief Customer Officer in 2020 and promoted to Executive Vice President, Chief Customer Officer in March 2021. She was previously employed by Lands’ End between 2006 and 2010.  From January 2012 to October 2017, she was employed by Kohl’s Corporation in a variety of capacities, most recently Vice President of Digital Merchandising & Analytics. Between 2010 and 2011, she worked for CUNA Mutual Group, leading their digital eCommerce strategy. Between 1999 and 2006, she worked in a variety of eCommerce leadership positions for Saks, Inc., Bloomingdale’s and Bates Worldwide.  Early in her career, she held technology roles with KPMG and Pillsbury Law (formerly known as Winthrop, Stimson, Putnam & Roberts).

Chieh Tsai joined Lands’ End in May 2016 and has served as the Executive Vice President, Chief Product Officer since January 2019. From September 2017 to January 2019 she served as Senior Vice President of Design and from May 2016 to August 2017 she served as Vice President of Design. Prior to joining Lands’ End, she served in multiple leadership roles with Ann Taylor, Inc. from May 2005 until May 2015, most recently as the Vice President of Design. She served as the Design Director for CK Calvin Klein from March 2004 until May 2005 and as Senior Designer of Nine West from August 2000 until March 2004.

ITEM 1A. RISK FACTORS

You should carefully consider the following risks and other information in this Annual Report on Form 10-K in evaluating our company and our common stock. Any of the following risks could materially and adversely affect our business, results of operations or financial condition.

RISKS RELATED TO MACROECONOMIC CONDITIONS

The COVID pandemic continues to affect our business, financial condition and results of operations in many respects.

The continuing impact of the COVID pandemic is highly unpredictable and volatile and is affecting certain business operations, in-stock positions, costs of doing business, availability of labor, access to inventory, supply chain operations, our ability to predict future performance and our financial performance, among other things. The COVID pandemic has resulted in widespread and continuing impacts on the global economy and on our employees, customers, suppliers and vendors. There is considerable uncertainty regarding the extent to which COVID will continue to spread and the extent and duration of measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders, and business and government shutdowns. The COVID pandemic and any preventative or protective actions that governments or we may take may result in business disruption, reduced sales, and increased operating expenses.

Demand for certain products has fluctuated and may continue to fluctuate as the COVID pandemic progresses and consumer behaviors change, which may challenge our ability to anticipate and/or adjust inventory levels to meet that demand. Delays in inventory receipts due to global supply chain challenges has caused and may continue to cause lost sales from out of stock product. Failure to appropriately respond, or the perception of an inadequate response to evolving events around the COVID pandemic, could cause reputational harm to our brand and subject us to lost sales. Additionally, a future outbreak of confirmed cases of COVID in our facilities could result in temporary or sustained workforce shortages or facility closures, which would negatively impact our business and results of operations.

The COVID pandemic had the most effect on our Outfitters and Retail distribution channels in Fiscal 2020. The Outfitters business sales were affected by reductions in travel, school closures and the economic effect on small to mid-size business customers. The Retail distribution channel was closed for a portion of 2020 and has seen a slow recovery in sales as the COVID pandemic continues to affect the economy.

To the extent that COVID continues to adversely affect the U.S. and global economy, our business, results of operations, cash flows, or financial condition may be adversely impacted. In addition, COVID may also heighten other risks described in this section, including but not limited to those related to consumer behavior and expectations, competition, brand reputation, implementation of strategic initiatives, cybersecurity threats, payment-related risks, technology systems disruption, global supply chain disruptions, labor availability and cost, litigation, operational risk as a result of remote work arrangements and regulatory requirements.

The impact of economic conditions on consumer discretionary spending and customers has in the past and could, in the future, adversely affect our financial performance.

Apparel purchases are discretionary expenditures that historically have been influenced by domestic and global economic conditions. The U.S. Bureau of Labor Statistics published its most recent annual inflation rate of 7.9% for February 2022, the highest rate since January 1982. Higher prices for consumer goods may result in less discretionary spending for consumers. If inflation continues to increase, we may not be able to offset cost increases to our products through price increases without negatively impacting customer demand, which could adversely affect our sales and results of operations.

The global supply chain challenges have resulted in a significant increase in inbound transportation costs and delays in receiving product. These delays have a negative effect on customer demand due to lack of product availability, increased cost due to backorder fulfillment and increased transportation costs to expedite late product deliveries.

Global and domestic conditions, including as a result of the COVID pandemic, that have an effect on consumer discretionary spending include but may not be limited to: unemployment, general and industry-specific inflation, consumer confidence, consumer purchasing and saving habits, credit conditions, stock market performance, home values, population growth, household incomes and tax policies. Material changes to governmental policies related to domestic and international fiscal concerns, and/or changes in central bank policies with respect to monetary policy also could affect consumer discretionary spending. Any of these additional factors affecting consumer discretionary spending may further influence our customers’ purchasing preferences, potentially having a further material impact on our financial performance.

Our business and results of operations could be negatively impacted by natural disasters, extreme weather conditions, public health or political crises or other catastrophic events.

Our vendors are located throughout the world including in locations subject to natural disasters or extreme weather conditions, as well as other potential catastrophic events, such as public health emergencies, including COVID, terrorist attacks, political or military conflict. The occurrence of any of these events could disrupt our operations and negatively impact sales of our products.

Climate change, unseasonal or severe weather conditions or significant weather events caused by climate change may adversely affect our merchandise sales.

Our business is adversely affected by unseasonal weather conditions and may be affected by significant weather events due to climate change. Sales of our spring and summer products, which traditionally consist of lighter clothing and swimwear, are adversely affected by cool or wet weather. Similarly, sales of our fall and winter products, which are traditionally weighted toward outerwear, are adversely affected by mild, dry or warm weather. In addition, severe weather events typically result in reduced traffic at Company Operated store locations which could lead to reduced sales of our merchandise. Severe weather events may impact our ability to supply our Company Operated stores, deliver orders to customers in a timely manner and adequately staff our Company Operated stores and distribution centers, which could have an adverse effect on our business and results of operations.

RISKS RELATED TO MICROECONOMIC CONDITIONS

Our business is seasonal in nature and any decrease in our sales or margins, especially during the fourth quarter of our fiscal year, could have an adverse effect on our business and results of operations.

Our business is seasonal, with the highest levels of sales typically occurring during the fourth quarter of our fiscal year. Our sales and margins during the fourth quarter were lower than expected in Fiscal 2021 due to global supply chain challenges and costs increases. Our fourth quarter results in the future may fluctuate based upon factors such as the timing of holiday season dates, inventory positions, global supply chain challenges, promotions, level of markdowns, competitive factors, weather and general economic conditions. Any decrease in sales or margins, for example, as a result of increased promotional activity, increased costs, economic conditions, poor weather or other factors, could have an adverse effect on our business and results of operations. In addition, seasonal fluctuations also affect our inventory levels since we usually order merchandise in advance of peak selling periods. We generally carry a significant amount of inventory, especially before the fourth quarter peak selling periods. If we are not successful in selling inventory during these periods, we may have to sell the inventory after the peak selling period at significantly reduced prices, which could adversely affect our business and results of operations. Furthermore, with the seasonal nature of our business, over 1,500 flexible part-time employees join us each year to support our peak seasons, especially the fourth quarter holiday shopping season. An inability to attract qualified flexible part-time personnel could interrupt our sales during such peak seasons.

Fluctuations and anticipated increases in the cost and availability of catalog paper, printing services, distribution, and postage have had and could continue to have an adverse effect on our business and results of operations.

Catalog mailings are an important aspect of our marketing efforts. Increases in costs relating to postage, paper, and printing have increased and may continue to increase the cost of our catalog mailings and could reduce our profitability to the extent that we are unable to offset such increases by raising retail prices, or by implementing more efficient printing, mailing, delivery, and order fulfillment systems, or by using alternative direct-mail formats.

Paper for catalogs and promotional mailings is an essential resource in the success of our business. The COVID pandemic has caused major changes to the global paper market through plant closures and equipment conversion and lower available volume of specialty paper grades. The market price for paper has fluctuated significantly and may continue to fluctuate in the future. In addition, future pricing and supply availability of catalog paper may be impacted in the United States and Europe. The multi-year price of paper may be subject to fluctuation under our contracts for the supply of paper and we are not guaranteed access to, or reasonable prices for, the amounts required for the operation of our business over the long term. During Fiscal 2021, we experienced the impact of paper shortages, although we took actions designed to mitigate the impact of the shortage on our business.

We also depend upon external vendors to print and mail our catalogs. Partially due to the consolidation of printing companies, there are a limited number of printers that can handle such needs which subjects us to risks if any printer fails to perform as required. The cost to print catalogs may also fluctuate based on several factors beyond our control, including commodity prices for ink and solvents, changes in supply and demand, labor costs, and energy. Also, during Fiscal 2021, some of our printing vendors could not meet their service obligations due to labor shortages and other factors which diminished their short-term volume capacity and impacted some of our catalog mailings.

We currently use the national mail carriers for distribution of substantially all our catalogs and an increasing quantity of our outbound customer deliveries. Therefore, we are vulnerable to postal rate increases, changes in discounts for bulk mailings and sorting by zip code and carrier routes which we currently leverage for cost savings.

Our approach to merchandise promotions and markdowns to encourage consumer purchases could adversely affect our gross margins and results of operations.

The apparel industry is dominated by large brands and national/mass retailers, where price competition, promotion, and branded product assortment drive differentiation between competitors. In order to be competitive, we must offer customers compelling products at attractive prices. In recent periods, the use of promotions and markdowns, as appropriate, is a strategy we have employed to offer attractive prices. Heavy reliance on promotions and markdowns to encourage customers to purchase our merchandise could have a negative impact on our gross margins and results of operations.

We may need additional financing in the future for our general corporate purposes or growth strategies and anticipate the need to refinance our long-term debt and such financing may not be available on favorable terms, or at all, and may be dilutive to existing stockholders.

We may need to seek additional financing for our general corporate purposes or growth strategies. We may be unable to obtain any desired additional financing on terms favorable to us, or at all, depending on market and other conditions. The ability to raise additional financing depends on numerous factors that are outside of our control, including general economic and market conditions, the health of financial institutions, our credit ratings and lenders’ assessments of our prospects and the prospects of the retail industry in general, some of which have been and may continue to be impacted by the COVID pandemic. The lenders, under our existing or any future credit facilities, may not be able to meet their commitments if they experience shortages of capital and liquidity. If we raise additional funds by issuing debt, we may be subject to limitations on our operations due to restrictive covenants. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance our products, or respond to competitive pressures, any of which could negatively affect our business. If we are not able to fulfill our liquidity needs through operating cash flows and/or borrowings under credit facilities or otherwise in the capital markets, our business and financial condition would be adversely affected.

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

•

our leverage could increase our vulnerability to economic downturns and adverse competitive and industry conditions and could place us at a competitive disadvantage compared to those of our competitors that are less leveraged;

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

As of January 28, 2022, we had goodwill and intangible asset balances totaling $363.7 million, which are subject to testing for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Our intangible assets consist of a trade name of $257.0 million and goodwill of $106.7 million. Any event that impacts our reputation could result in impairment charges for our trade name. Long-lived assets, primarily property and equipment, are also subject to testing for impairment if events or changes in circumstances indicate that the asset might be impaired. A significant amount of judgment is involved in our impairment assessment. If actual results fall short of our estimates and assumptions used in estimating revenue growth, future cash flows and asset fair values, we could incur further impairment charges for intangible assets, goodwill or long-lived assets, which could have an adverse effect on our results of operations.

RISKS RELATED TO BRAND AND BRAND EXECUTION

If customer preference for our branded merchandise and services changes or we cannot compete effectively in the apparel industry, our business and results of operations may be adversely affected.

Our products and services must satisfy the desires of customers, whose preferences change over time. Sales of branded merchandise account for substantially all our total revenues and the Lands’ End brand is a critical differentiating factor for our business. Our inability to develop products that resonate with our existing customers and attract new customers, our inability to maintain our strict quality standards or to develop, produce and deliver innovative products in a timely manner, or any unfavorable publicity with respect to the foregoing or otherwise could negatively impact the image of our brand with our customers and could result in diminished loyalty to our brand. As customer preferences change, our failure to anticipate, identify and react in a timely manner to emerging trends and appropriately provide attractive high-quality products that maintain or enhance the appeal of our brand through our websites, catalogs and Company Operated stores could have an adverse effect on our sales, operating margins and results of operations.

The apparel industry is highly competitive. We compete with a diverse group of direct-to-consumer companies and retailers, including national department store chains, women’s and men’s specialty apparel chains, apparel catalog businesses, sportswear marketers and online apparel businesses that sell similar lines of merchandise. Brand image, marketing, design, price, service, quality, image presentation, fulfillment and customer service are all competitive factors. Our competitors may be able to adopt more aggressive pricing policies, adapt to changes in customer preferences or requirements more quickly, devote greater resources to the design, sourcing, distribution, marketing and sale of their products, or generate greater national brand recognition than we can. An inability to overcome these potential competitive disadvantages or effectively market our products relative to our competitors could have an adverse effect on our business and results of operations.

The success of our business depends on our overall marketing strategies for digital marketing and direct mail catalogs and customers’ use of our digital platform, including our eCommerce websites.

The success of our business depends on customers’ use of our eCommerce websites and their response to our digital marketing and direct mail catalogs. The level of customer traffic and volume of customer purchases on our eCommerce website is substantially dependent on the ability to provide attractive and accessible websites, maintain a robust customer list, provide a high-quality customer experience and reliable delivery of our merchandise. If we are unable to maintain and increase customer traffic to our eCommerce website and the volume of goods they purchase, including, as a result of changes to the level and types of marketing or amount of spend allocated to each type of marketing, or through the failure to otherwise successfully promote and maintain websites and their associated services, our revenue and results of operations could be adversely affected.

We have been increasing our investment in digital marketing and optimizing our catalog productivity. Digital marketing costs now exceed direct mail catalog costs and this shift in marketing strategy could have a negative impact if customers that previously relied on the direct mail catalog do not respond as favorably through the digital marketing channel.

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

We rely on vendors to provide us with services in connection with certain aspects of our business, and any failure by these vendors to perform their obligations could have an adverse effect on our business and results of operations.

We have entered into agreements with vendors for logistics services, information technology systems (including website hosting), credit card processing, onshore and offshore software development and support, catalog production, distribution and packaging and employee benefits. Services provided by any of our vendors could be interrupted as a result of many factors, such as acts of nature or contract disputes. Any failure by a vendor to provide us with contracted-for services on a timely basis or within service level expectations and performance standards could result in a disruption of our business and have an adverse effect on our business and results of operations.

Our Company Operated stores may not be successful, and as a result our business and results of operations could be adversely affected.

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

We do not own or operate any manufacturing facilities and therefore depend upon independent merchandise suppliers and vendors for the manufacture of our merchandise. We cannot control all of the various factors that might affect timely and effective procurement of supplies of product from our vendors, including labor issues and other disruptions. During Fiscal 2021, operations at factories in Vietnam, where some of our product is produced, were suspended due to COVID.

The products that we purchase are shipped to our distribution centers in Wisconsin, the United Kingdom and Japan. Our reliance on a limited number of distribution centers makes us more vulnerable to unforeseen events that could delay or impair our ability to fulfill customer orders and/or ship merchandise to our Company Operated stores. Our ability to mitigate the adverse impacts of these events depends in part upon the effectiveness of our disaster preparedness and response planning, as well as business continuity planning.

Our utilization of imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, transportation and other delays in ocean shipments, unexpected or significant port congestion, lack of freight availability, increased cost to secure freight availability, risks of damage, destruction or confiscation of products while in transit to a distribution center, organized labor strikes and work stoppages, heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States, the United Kingdom (including as a result of Brexit), the Netherlands and Japan, and freight cost increases. In the second half of Fiscal 2021, we experienced transportation cost increases as a result of the global supply chain challenges.

We rely upon third-party land-based and air freight carriers for merchandise shipments from our distribution centers to customers. Accordingly, we are subject to the risks, including labor disputes, union organizing activity, trucking shortages, inclement weather and increased transportation costs, associated with such carriers’ ability to provide delivery services to meet outbound shipping needs. As a result of shifting consumer behavior due to the COVID pandemic, certain freight carriers are deemphasizing historical, large commercial customers in favor of higher margin individual customers. The changing mix of our outbound freight carriers may result in higher costs and customer delays. In addition, if the cost of fuel rises or surcharges increase, the cost to deliver merchandise from distribution centers to customers may rise, and, although some of these costs are paid by our customers, such costs could have an adverse impact on our profitability. Any increase in shipping costs and surcharges may have an adverse effect on our profitability and future financial performance.

Fluctuations and increases in the cost, availability, and quality of raw materials as well as fluctuations in other production and distribution related costs could adversely affect our business and results of operations.

Our products are manufactured using several key raw materials, including wool, cotton and down, which are subject to fluctuations in price and availability and many of which are produced in emerging markets in Asia and South America. The prices of these raw materials increased substantially in Fiscal 2021 and can be volatile due to the demand for fabrics, weather conditions, supply conditions, government regulations, general economic conditions, crop yields and other unpredictable factors. The prices of these raw materials may also fluctuate based on a number of other factors beyond our control, including commodity prices such as prices for oil, changes in supply and demand, labor costs, competition, import duties, tariffs, anti-dumping duties, currency exchange rates and government regulation. Recent inflationary pressures have increased the cost of oil and raw materials. These fluctuations in cost, availability and quality of raw materials used to manufacture our merchandise may result in an increase in our costs to purchase products from our vendors and could have an adverse effect on our cost of goods. In addition, increases in raw material cost has caused us to increase our prices, which may not be acceptable to our customers.

If we do not accurately forecast our inventory needs, efficiently manage inventory levels and have proper controls to protect our inventory, our results of operations could be adversely affected.

We must maintain sufficient inventory levels to operate our business successfully. Sufficient inventory levels are maintained by our ability to accurately forecast the product needs for each distribution channel, our ability to accurately report our inventory levels and our ability to protect those assets. During Fiscal 2021 we experienced global supply chain challenges, which resulted in lower than expected levels of key merchandise in inventory at certain times during the year.

If we do not accurately anticipate the future customer demand for a particular product, report the current inventory level for a particular product, protect the physical inventory or project the time it will take to obtain new inventory, inventory levels will not be appropriate, and our results of operations could be adversely affected. We must also avoid accumulating excess inventory, which increases working capital needs and could lower gross margins.

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

Our own websites, third-party suppliers and third-party marketplaces rely on our ability to report and exchange accurate inventories by style, color and size to support customer orders. If we are not able to accurately report inventory information our results of operations could be negatively impacted.

We store high volumes of inventory and are subject to the attendant risks of inventory loss, spoilage, shrink, scrap and theft (which we collectively refer to as “shrinkage”). Although some level of inventory shrinkage is an unavoidable cost of doing business, if we were to experience higher rates of inventory shrinkage, be unable to accurately record inventory transactions or incur increased security costs to combat inventory theft, it could have a material adverse effect on our business.

Deterioration of relationships with our vendors and/or the failure of our new merchandise sourcing initiatives could have an adverse effect on our competitive position and operational results.

We have long standing relationships with the vendors that supply a significant portion of our merchandise but do not operate under long-term agreements. Therefore, our success relies on maintaining good relations with these vendors. Our growth strategy depends to a significant extent on the willingness and ability of our vendors to efficiently supply merchandise that is consistent with our standards for quality and value. In the event we engage new vendors, it may cause us to encounter delays in production and added costs as a result of the time it takes to guide and educate our vendors in producing our products and adhering to our standards. In Fiscal 2021, global supply chain challenges resulted in delays in ocean freight, port congestion and domestic freight availability, which impacted our inventory levels. If we cannot obtain a sufficient amount and variety of quality product at acceptable prices, it could have a negative impact on our competitive position. This could result in lower revenues and decreased customer interest in our product offerings, which, in turn, could adversely affect our business and results of operations.

Our arrangements with our vendors are generally not exclusive. As a result, our vendors might be able to sell similar products to our competitors, some of which purchase products in significantly greater volume. Our competitors may enter into arrangements with suppliers that could impair our ability to sell those suppliers’ products, including by requiring suppliers to enter into exclusive arrangements, which could limit our access to such arrangements or products.

Our merchandising sourcing strategies increase the efficiency and responsiveness of our supply chain and include both vendor rationalization and vendor productivity. In the event these strategies are unsuccessful our business could be adversely affected.

Our reputation and customers’ willingness to purchase our products depend in part on our vendors’ compliance with ethical employment practices, such as with respect to child labor, wages and benefits, forced labor, discrimination, freedom of association, unlawful inducements, safe and healthy working conditions, and with all legal and regulatory requirements relating to the conduct of their business and safety standards of materials. While we operate compliance and monitoring programs to promote ethical and lawful business practices and verify compliance with safety standards, we do not exercise ultimate control over our independent vendors or their business practices and cannot guarantee their compliance with ethical and lawful business practices and safety standards. Violation of ethical, labor, safety, or other standards by vendors, or the divergence of a vendor’s labor practices from those generally accepted as ethical in the United States could hurt our reputation or materially impact our ability to import products manufactured by these vendors or from the regions in which they operate, which could have an adverse effect on our business and results of operations.

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

We also sell our products globally. Our reliance on vendors in foreign markets and the marketing of products to customers in foreign markets creates risks inherent in doing business in foreign jurisdictions, including:

•	the burdens of complying with a variety of foreign laws and regulations, including trade and labor restrictions;
•	economic instability in the countries and regions where our customers or vendors are located;
•	adverse fluctuations in currency exchange rates;
•

compliance with United States and other country laws relating to foreign operations, including the Foreign Corrupt Practices Act, the U.K. Modern Slavery Act, the U.K. Bribery Act, the European Union General Data Protection Regulation (the GDPR), the U.K. Data Protection Act 2018, and a growing number of customer privacy initiatives throughout the world;

•

changes in United States and non-United States laws affecting the importation and taxation of goods, including duties, tariffs and quotas, enhanced security measures at United States ports, or imposition of new legislation relating to import quotas;

•	increases in shipping, labor, fuel, travel and other transportation costs;
•	the imposition of anti-dumping or countervailing duty proceedings resulting in the potential assessment of special anti-dumping or countervailing duties;
•	transportation delays and interruptions, including those due to the failure of vendors or distributors to comply with import regulations;
•	political instability, war, such as the current conflict between Russia and Ukraine, and acts of terrorism; and
•	changes in tariffs in the United States that may have an impact on the trading status of certain countries and may include retaliatory duties or other trade sanctions.

Any inability on our part to successfully operate in foreign jurisdictions and rely on our foreign sources of production, due to any of the factors listed above, could have an adverse effect on our business, results of operations and financial condition.

The United Kingdom’s exit from the European Union will continue to have uncertain effects and could adversely impact our business, results of operations and financial condition.

The United Kingdom withdrew from the European Union effective January 31, 2020 (“Brexit”) and concluded a trade agreement with the European Union on December 31, 2020. The ultimate effects of Brexit on us are still difficult to predict as there remains considerable uncertainty around the impact of new, post-Brexit regulations as the various agencies develop enforcement practices. Adverse consequences from Brexit include greater restrictions on imports and exports between the UK and EU members and increased regulatory complexities. As a result, we have incurred and may continue to incur additional costs and customs duties as well as delays in fulfilling orders in Europe which could adversely affect our business.

Our efforts to expand our distribution channels and geographic reach may not be successful.

Our strategy includes initiatives to further our reach in the United States and in several countries throughout the world through various distribution channels and brands, including through relationships with third-party eCommerce marketplaces. We have limited experience operating in many of these locations and with third parties and face major, established competitors. We may also experience barriers to entry. We may seek additional business partners or licensees to assist us in these efforts, however we may not be successful in establishing such relationships. Moreover, consumer tastes and trends may differ in many of these locations from those in our existing locations, and as a result, the sales of our products may not be successful or profitable. If our expansion efforts are not successful or do not deliver an appropriate return on our investments, our business could be adversely affected.

RISKS RELATED TO INFORMATION TECHNOLOGY, CYBERSECURITY AND DATA PRIVACY

If we do not maintain our current information technology systems or fail to effectively implement new information technology systems, we could experience significant disruptions to our operations.

We rely upon sophisticated systems to operate our business including web sites, point of sale, telecommunications, email, design and merchandising, production management, inventory management, warehouse management, and financial and human resources. Some of these systems are based on end-of-life or legacy technology, operate with minimal or no vendor support and are otherwise difficult to maintain. Our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events such as fires, tornadoes and hurricanes, and usage errors by our employees or vendors. Operating legacy systems subjects us to inherent costs and risks associated with maintaining, upgrading and replacing these systems and recruiting and retaining sufficiently skilled personnel to maintain and operate the systems, demands on management time, and other risks and costs. Our eCommerce websites are subject to numerous risks associated with selling merchandise, including unanticipated operating problems, reliance on third-party computer hardware and software providers system failures, credit card transactional and network risks, and cyber security threats.

Our strategic initiatives include implementing new information technology systems, support, and infrastructure enhancements to provide improved capabilities to better serve our customers and accommodate future growth. Implementation of these systems is highly dependent on coordination of numerous software, hardware and cloud-based system providers and internal business teams. Additionally, the deployment of new technology systems may require substantial investments in our infrastructure and network. As we deploy, update and make enhancements, we must, among other things, continue to update internal controls and operational processes as implementation progresses, recruit and train qualified personnel to assist with change management, and conduct, manage and control routine business functions.

We started the implementation of a multi-year project during Fiscal 2021 for a new warehouse management and transportation management system. Implementation of these systems is highly dependent on coordination of numerous software and system providers and internal business teams. The interdependence of these systems is a significant element for the successful completion and the failure could have a material adverse effect on our overall information technology infrastructure. We expect this implementation to drive operational efficiencies, working capital improvements, labor savings, package consolidation and optimization of third-party carrier rates. We may experience difficulties as we transition to these new systems, including inability to receive product from vendors, inability to ship or delayed shipments to customers, decreases in productivity as our personnel and third-party providers implement and become familiar with the new warehouse management system, loss or corruption of data and increased costs and lost revenues.

In addition, new technology solutions are being built and deployed to enable many of Lands’ End’s growth strategies including third-party marketplaces and wholesale relationships, Lands’ End Outfitters customization efforts, and digital experience enhancements on our eCommerce platforms. These efforts are highly dependent on coordination across numerous internal and external technology and business teams. The interdependence of these systems and teams is a significant risk to the successful completion and the failure could have a material adverse effect on our overall business growth trajectory.

Any difficulties encountered in completing these activities, as well as problems in technical resources, system performance or system adequacy, including loss or corruption of data, could delay implementation and deployment of new technologies. Failure to successfully deploy new technologies, enhancements of the infrastructure in a cost-effective manner, and in a manner that satisfies consumers’ expectations, could have an adverse impact on our capital resources, financial condition, results of operations or cash flows.

If we do not adequately protect against cyber security threats or maintain the security and privacy of customer, employee or company information, we could experience significant business interruption, damage to our reputation, incur substantial additional costs, and become subject to litigation.

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

The regulatory environment related to information security and privacy is increasingly rigorous with new and rapidly changing requirements applicable to our business. Compliance with the European Union General Data Protection Regulation (GDPR), the California Consumer Privacy Act (CCPA), the California Privacy Rights Act (CPRA) and other privacy laws requires and will continue to require significant management and financial resources. We could be held liable to government agencies, our customers or other parties or be subject to significant fines, regulatory or other actions for breaching privacy and information security laws and regulations, and our business and reputation could be adversely affected by any resulting loss of customer confidence, litigation, civil or criminal penalties or adverse publicity.

Any significant compromise or breach of customer, employee or company data security, could significantly damage our reputation and result in additional costs, lost sales, fines and lawsuits. There is no guarantee that the procedures that we or our third-party providers have implemented to protect against unauthorized access to secured data are adequate to safeguard against all data security breaches.

RISKS RELATED TO MAJORITY OWNERSHIP

ESL, whose interests may be different from the interests of other stockholders, may be able to exert substantial influence over our company.

According to an amendment to Schedule 13D filed with the SEC on November 3, 2021, ESL beneficially owned 51.9% of our outstanding shares of common stock as of November 1, 2021. Accordingly, ESL could have substantial influence over many, if not all, actions to be taken or approved by our stockholders, including in the election of directors and any transactions involving a change of control. The interests of ESL, which has investments in other companies (including Sears Holdings and Transform Holdco), may from time to time diverge from the interests of our other stockholders.

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

GENERAL RISKS

Failure to retain our existing workforce and to attract qualified new personnel in the current labor market and remote and hybrid work models could adversely affect our business and results of operations.

The current U.S. labor shortage has and may continue to impact our ability to hire and retain qualified personnel and impact our ability to operate our business effectively. Due to the seasonal nature of our business, we rely heavily on flexible part-time employees to staff our distribution centers to support our peak seasons, including back-to-school shopping season and fourth fiscal quarter holiday shopping season. In Fiscal 2021, we experienced a labor shortage and were unable to fill targeted flexible part-time staffing at the U.S. distribution centers for both peak seasons. During the back-to-school season a labor shortage in monogramming and embroidery services caused delays in fulfilling customer orders. We were unable to attract as many flexible part-time workers as was targeted to hire for the holiday shopping season, but we utilized our corporate employee workforce to provide additional assistance in the U.S. distribution centers. The COVID pandemic has changed the way businesses operate with companies allowing employees to work 100% remotely from home or in hybrid work models which allows employees to work both remotely from home and in the office. We may not be able to attract, hire or retain qualified personnel if competing companies offer a more desirable work model.

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

Many other factors may affect our profitability and financial condition, including:

•

changes in laws and regulations and changes in their interpretation or application, including changes in accounting standards, taxation rates and requirements, product marketing application standards as well as environmental laws, including climate-change related legislation, regulations and international accords;

•

differences between the fair value measurement of assets and liabilities and their actual value, particularly for intangibles and goodwill, contingent liabilities such as litigation, the absence of a recorded amount, or an amount recorded at the minimum, compared to the actual amount;

•	changes in the rate of inflation, such as current inflationary pressures, interest rates and the performance of investments held by us;
•	changes in the creditworthiness of counterparties that transact business with or provide services to us;
•

changes in business, economic and political conditions, including political instability, war, such as the current conflict with Russia and Ukraine, terrorist attacks, the threat of future terrorist activity and related military action, natural disasters, the cost and availability of insurance due to any of the foregoing events, labor disputes, strikes, slow-downs or other forms of labor or union activity, and pressure from third-party interest groups; and

•	negative claim experiences and higher than expected large claims under our self-insured health and workers’ compensation insurance programs.

Our share price may be volatile.

The market price of our common stock may fluctuate significantly due to several factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our operating results;
•	changes in earnings estimated by securities analysts or our ability to meet those estimates;
•	the operating and stock price performance of comparable companies;
•	changes to the regulatory and legal environment under which we operate; and
•	domestic and worldwide economic conditions.

Further, when the market price of a company’s common stock drops significantly, stockholders often initiate securities class action lawsuits against the company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our senior management and other resources.

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

An increasing number of taxing jurisdictions may attempt to assess additional taxes and penalties on us or assert an error in our calculation. These include new obligations to collect sales, consumption, value added, or other taxes on online marketplaces and remote sellers, or other requirements that may result in liability for third-party obligations. A change in the application of law, or an interpretation of the law that differs from our own may, if successful, adversely affect our business and results of operations.

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

Lands’ End Retail Properties

As of January 28, 2022, our U.S. retail footprint consists of 30 Company Operated stores. The U.S. Company Operated stores average approximately 7400 square feet. Additionally, we have one smaller school uniform showroom that is used for fittings.

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

For a description of our legal proceedings, see Part II, Item 8, Financial Statements and Supplementary Data and Notes to Consolidated Financial Statements, Note 10, Commitments and Contingencies, of this Annual Report on Form 10-K, which description of legal proceedings is incorporated by reference herein.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Lands’ End’s common stock is traded on the NASDAQ Stock Market under the ticker symbol LE. There were 6,475 stockholders of record as of March 21, 2022.

Stock Performance Graph

The following graph compares the cumulative total return to stockholders on Lands’ End common stock from January 27, 2017 through January 28, 2022, with the return on the NASDAQ Composite Index and the NASDAQ Retail Smart Index (NQSSRE) for the same period.

On September 18, 2020 the NASDAQ Global Retail Index was terminated. The cumulative total stockholder return as of September 18, 2020 (the last day information was made available by NASDAQ Global Retail Index) was $178. In accordance with SEC rules, the most recent available information for the NASDAQ Global Retail Index is presented below, in addition to the NASDAQ Retail Smart Index which we have selected to replace the NASDAQ Global Retail Index for our Stock Performance Graph.

The graph assumes an initial investment of $100 on January 27, 2017 in each of our common stock, the NASDAQ Composite Index and the NASDAQ Retail Smart Index.

300
250
200
150
100
50
-
1/27/2017
2/2/2018
2/1/2019
1/31/2020
9/18/2020
1/29/2021
1/28/2022
Lands' End, Inc.
NASDAQ Composite
NASDAQ Retail Smart
NASDAQ Global Retail

	1/27/2017	2/2/2018	2/1/2019	1/31/2020	9/18/2020	1/29/2021	1/28/2022
Lands’ End, Inc.	$100	$107	$116	$76	$101	$180	$118
NASDAQ Composite Index	$100	$128	$128	$162	$191	$231	$243
NASDAQ Retail Smart Index	$100	$119	$114	$125	$137	$156	$177
NASDAQ Global Retail Index	$100	$131	$129	$147	$178	$—	$—

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

This section discusses our results of operations for the year ended January 28, 2022 as compared to the year ended January 29, 2021. For a discussion and analysis of the year ended January 29, 2021 compared to January 31, 2020, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended January 29, 2021, filed with the SEC on March 25, 2021.

As used in this Annual Report on Form 10-K, references to the “Company”, “Lands’ End”, “we”, “us”, “our” and similar terms refer to Lands’ End, Inc. and its subsidiaries. Our fiscal year ends on the Friday preceding the Saturday closest to January 31.

Executive Overview

Description of the Company

Lands’ End is a leading uni-channel retailer of casual clothing, accessories, footwear and home products. Operating out of America’s heartland, we believe our vision and values make a strong connection with our core customers. We offer products online at www.landsend.com, through our own Company Operated stores and through third-party distribution channels. We are a classic American lifestyle brand with a passion for quality, legendary service and real value. We seek to deliver timeless style for women, men, kids and the home.

Lands’ End was founded in 1963 by Gary Comer and his partners to sell sailboat hardware and equipment by catalog. While our product focus has shifted significantly over the years, we have continued to adhere to our founder’s motto as one of our guiding principles: “Take care of the customer, take care of the employee and the rest will take care of itself.”

We seek to provide a common customer experience regardless of whether our customers are interacting with us on our company websites, at Company Operated stores or through third-party distribution channels.

We have one external reportable segment and identify our operating segments according to how our business activities are managed and evaluated. Our operating segments consist of: U.S. eCommerce, Europe eCommerce, Japan eCommerce, Outfitters, Third Party, and Retail. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore, the results of our operating segments are aggregated into one external reportable segment.

Distribution Channels

We identify five separate distribution channels for revenue reporting purposes:

•	U.S. eCommerce offers products through our eCommerce website.
•	International offers products primarily to consumers located in Europe and Japan through our eCommerce international websites and third-party affiliates.
•	Outfitters sells uniform and logo apparel to businesses and their employees, as well as to student households through school relationships, located primarily in the U.S.

•	Third Party sells the same products as U.S. eCommerce direct to consumers through third-party marketplace websites and through domestic wholesale customers.
•	Retail sells products through Company Operated stores.

Impact of the COVID Pandemic

COVID surfaced in late 2019 and in March 2020, the World Health Organization declared COVID a pandemic. The onset of the COVID pandemic had a disruptive impact on our business operations and an unfavorable impact on our results of operations during the first half of Fiscal 2020. During the Second Quarter 2020, we began a recovery that continued to build on the momentum experienced before the COVID pandemic. Our strong foundation and ongoing enhancements across our four strategic pillars of product, digital, uni-channel distribution and infrastructure and business processes have supported us during the COVID pandemic and continue to support our financial performance and encouraging customer metrics. The ultimate timing and impact of customer demand levels across all distribution channels will depend on the duration and scope of the COVID pandemic, overall economic conditions and consumer preferences.

Health and Safety of Employees and Consumers

From the beginning of the COVID pandemic, our priority has been the safety of employees and customers. On March 16, 2020, we temporarily closed our Company Operated stores. These stores reopened during Second Quarter 2020. Since the onset of the COVID pandemic, we have taken extra precautions in our offices, distribution centers and Company Operated stores, which have varied from time to time based on the then current guidance from global, federal and state health authorities. These measures have included retail guidelines, work-from-home policies, social distancing, masking, thermal scanning and partitions in facilities. With the emergence of COVID variants and periodic increases in the number of reported cases affecting different regions, we have been required to keep these measures in place longer than anticipated.

Supply Chain

As with all industries, we experienced global supply chain challenges and we continually monitor our supply chain for manufacturing and transportation delays caused or exacerbated by the COVID pandemic. During Fiscal 2021, the COVID pandemic impacted our distribution process, third-party manufacturing partners and logistics partners, including shipping delays due to port congestion, and closure of certain third-party manufacturing facilities and production lines. These global supply chain challenges caused manufacturing, transport and receipt of inbound product delays, and resulted, at times, in lower inventory positions and higher than normal back orders. In addition, due to the global supply chain challenges we experienced increased transportation and distribution costs during the second half of Fiscal 2021.

We expect these global supply chain challenges and increases in transportation costs to continue throughout Fiscal 2022. These shipping delays and additional costs may continue to impact our future net sales, gross margin and net earnings depending upon the ultimate timing of delivery and availability of product.

Labor Shortage

We have and may continue to experience a U.S. labor shortage affecting our ability to staff and operate our U.S. distribution centers. Due to the seasonal nature of our business, we rely heavily on flexible part-time employees to staff our distribution centers in support of our peak seasons, including the back-to-school shopping season and fourth fiscal quarter holiday shopping season.

Expense Reduction

In First Quarter 2020, we took aggressive actions to reduce overall expenses as a response to decreased customer demand due to the COVID pandemic. We reduced our operating expenses and structural costs by enacting employee furloughs and temporary tiered salary reductions for the executive team and corporate staff. In addition, other discretionary operating expenses and planned capital expenditures for Fiscal 2020 were significantly reduced.

As the COVID pandemic continues and new variants emerge, we will continue to monitor the impact of the COVID pandemic to manage overall expenses.

Basis of Presentation

The Consolidated Financial Statements have been prepared in accordance with GAAP and include the accounts of Lands’ End, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.

Seasonality

We experience seasonal fluctuations in our net revenue and operating results and historically have realized a significant portion of our yearly net revenue and earnings during our fourth fiscal quarter. We generated 33.9% and 37.7% of our yearly net revenue in the fourth quarter of Fiscal 2021 and Fiscal 2020 respectively. The Fiscal 2021 percentage decrease of net revenue in the fourth quarter was primarily attributed to the global supply chain challenges. Thus, lower than expected fourth quarter net revenue has had and may continue to have an adverse impact on our annual operating results.

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

Results of Operations

Fiscal Year. Our fiscal year end is on the Friday preceding the Saturday closest to January 31 each year. The fiscal periods in this report are presented as follows, unless the context otherwise requires:

Fiscal Year	Ended	Weeks
2021	January 28, 2022	52
2020	January 29, 2021	52

The following table sets forth, for the periods indicated, selected income statement data:

	Fiscal 2021		Fiscal 2020
(in thousands)	$’s	% of Net Revenue	$’s	% of Net Revenue
Net revenue	$1,636,624	100.0%	$1,427,448	100.0%
Cost of sales (excluding depreciation and amortization)	945,164	57.8%	821,595	57.6%
Gross profit	691,460	42.2%	605,853	42.4%
Selling and administrative	571,767	34.9%	518,897	36.4%
Depreciation and amortization	39,166	2.4%	37,343	2.6%
Other operating expense, net	741	0.0%	8,471	0.6%
Operating income	79,786	4.9%	41,142	2.9%
Interest expense	34,445	2.1%	27,754	1.9%
Other (income) expense, net	(628)	(0.0)%	796	0.1%
Income before income taxes	45,969	2.8%	12,592	0.9%
Income tax expense	12,600	0.8%	1,756	0.1%
Net income	$33,369	2.0%	$10,836	0.8%

Depreciation and amortization are not included in our cost of sales because we are a reseller of inventory and do not believe that including depreciation and amortization is meaningful. As a result, gross profit may not be comparable to other entities that include depreciation and amortization related to the sale of their product in their gross profit measure.

Net Income and Adjusted EBITDA

We recorded Net income of $33.4 million and $10.8 million for Fiscal 2021 and Fiscal 2020, respectively. In addition to our Net income determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted EBITDA measurement. Adjusted EBITDA is computed as Net income appearing on the Consolidated Statements of Operations net of Income tax expense, Interest expense, Depreciation and amortization and certain significant items set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our business for comparable periods and as the basis for an executive compensation metric. The methods we use to calculate our non-GAAP financial measures may differ significantly from methods other companies use to compute similar measures. As a result, any non-GAAP financial measures presented herein may not be comparable to similar measures provided by other companies. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.

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

▪	Corporate restructuring – severance costs associated with the reduction in corporate positions in Fiscal 2020.
▪	Goodwill and long-lived asset impairment – charges associated with the non-cash write-down of goodwill and certain long-lived assets in Fiscal 2020.
▪	Other – amortization of transaction related costs associated with our Third Party distribution channel in Fiscal 2021 and Fiscal 2020.
▪

Loss on disposal of property and equipment – management considers the net gain or loss on asset valuation to result from investing decisions rather than ongoing operations in Fiscal 2021 and Fiscal 2020.

	Fiscal 2021		Fiscal 2020
(in thousands)	$’s	% of Net Revenue	$’s	% of Net Revenue
Net income	$33,369	2.0%	$10,836	0.8%
Income tax expense	12,600	0.8%	1,756	0.1%
Other (income) expense, net	(628)	(0.0)%	796	0.1%
Interest expense	34,445	2.1%	27,754	1.9%
Operating income	79,786	4.9%	41,142	2.9%
Depreciation and amortization	39,166	2.4%	37,343	2.6%
Corporate restructuring	—	—%	2,941	0.2%
Goodwill and long-lived asset impairment	—	—%	3,844	0.3%
Other	1,189	0.1%	383	0.0%
Loss on disposal of property and equipment	741	0.0%	1,303	0.1%
Adjusted EBITDA	$120,882	7.4%	$86,956	6.1%

In assessing the operational performance of our business, we consider a variety of financial measures. We operate in five separate distribution channels for revenue reporting purposes: U.S. eCommerce, International, Outfitters, Third Party and Retail. A key measure in the evaluation of our business is revenue performance by distribution channel. We also consider Gross profit and Selling and administrative expenses in evaluating the performance of our business.

We use Net revenue to evaluate revenue performance for the U.S. eCommerce, International, Outfitters and Third Party distribution channels. For our Retail distribution channel, we use Company Operated stores Same Store Sales as a key measure to evaluate performance. A store is included in Same Store Sales calculations when it has been open for at least 14 months and selling square footage has not changed by 15% or more within the past year. Online sales and sales generated through our in-store web portal are considered revenue in our U.S. eCommerce and International distribution channels and are excluded from Same Store Sales. Starting with First Quarter 2020, due to the COVID pandemic, we temporarily ceased using Same Store Sales as a key measure in evaluating performance and instead evaluated our Company Operated stores on sales productivity which was a metric measuring sales traffic and customer conversion. Beginning with Third Quarter 2021, we reverted back to Same Store Sales as we believe there is now greater comparability of year-on-year store and economic dynamics.

Discussion and Analysis

Fiscal 2021 Compared to Fiscal 2020

Net revenue

Total Net revenue for Fiscal 2021 was $1.64 billion, an increase of $209.2 million or 14.7% from Fiscal 2020.  U.S. eCommerce saw increased demand as customers reacted positively to the continued enhancements in our seasonal product assortments and digital capabilities. Outfitters saw stronger demand within our travel-related national accounts and school uniform households recovered to historical back-to-school shopping patterns. Third Party saw an increase with a full year of Kohl’s revenue as well as the impact of expanding our broader store assortment, during Third Quarter 2021, into an additional 150 Kohl’s retail locations, for a total of 300 retail locations.

Net revenue is presented by distribution channel in the following table:

(in thousands)	Fiscal 2021	% of Net Revenue	Fiscal 2020	% of Net Revenue
U.S. eCommerce	$1,027,138	62.8%	$961,911	67.4%
International	220,997	13.5%	222,878	15.6%
Outfitters	254,191	15.5%	174,260	12.2%
Third Party	86,517	5.3%	39,945	2.8%
Retail	47,781	2.9%	28,454	2.0%
Total Net revenue	$1,636,624		$1,427,448

U.S. eCommerce Net revenue was $1.03 billion in Fiscal 2021, an increase of $65.2 million or 6.8% from Fiscal 2020. The increase in U.S. eCommerce was primarily driven by stronger website traffic and a higher average order value as customers continued to react positively to the product assortments and digital capabilities, which drove a year over year increase in our new customers acquired and overall customer file, partially offset by the delayed inventory receipts due to global supply chain challenges in the second half of fiscal 2021.

International Net revenue was $221.0 million in Fiscal 2021, a decrease of $1.9 million or 0.8% from $222.9 million in Fiscal 2020. The decrease in International was due to softer demand in the second half of Fiscal 2021 primarily related to the delayed inventory receipts due to global supply chain challenges. The second half decrease was partially offset by the first half of Fiscal 2021 which was driven by implementing U.S. eCommerce initiatives in Europe eCommerce which resulted in stronger demand as customers reacted positively to the product assortments and digital capabilities.

Outfitters Net revenue was $254.2 million in Fiscal 2021, an increase of 45.9% from $174.3 million in Fiscal 2020. The increase was primarily attributed to stronger demand within our travel-related national accounts and school uniforms as households recovered to historical back-to-school shopping patterns offset by a slower recovery in our small and medium-sized business customers.

Third Party Net revenue was $86.5 million in Fiscal 2021, an increase of $46.6 million or 116.6% from $39.9 million in Fiscal 2020. The increase was primarily attributed to a full year of revenue with the full product assortment online on Kohls.com as well as the impact of expanding our broader store assortment, during Third Quarter 2021, into an additional 150 Kohl’s retail locations for a total of 300 retail locations.

Retail Net revenue was $47.8 million in Fiscal 2021, an increase of $19.3 million or 67.9% from $28.5 million in Fiscal 2020. Our U.S. Company Operated Stores experienced an increase of 32.4% in Same Store Sales as compared to the Fourth Quarter 2020. On January 28, 2022, there were 30 U.S. Company Operated stores compared to 31 U.S. Company Operated stores on January 29, 2021.

Gross Profit

In Fiscal 2021, total Gross profit increased 14.1% to $691.5 million compared with $605.9 million for Fiscal 2020. Gross margin decreased 10 basis points to 42.3% of total Net revenue in Fiscal 2021 from 42.4% of total Net revenue in Fiscal 2020. The decrease was driven by increased shipping costs attributed to the global supply chain challenges during the second half of Fiscal 2021 and higher mix of sales from the lower-margin Third Party distribution channel, mostly offset by improved promotional strategies.

Selling and Administrative Expenses

Selling and administrative expenses were $571.8 million, or 35.0% of total Net revenue in Fiscal 2021 compared with $518.9 million, or 36.4% of total Net revenue in Fiscal 2020. The approximately 140 basis points decrease was driven by leverage on higher sales and continued expense controls slightly offset by increased digital marketing expenses, higher distribution center labor costs and non-recurring expense reductions taken at the onset of the COVID pandemic.

Depreciation and Amortization

Depreciation and amortization were $39.2 million in Fiscal 2021, an increase of $1.9 million or 4.9%, compared with $37.3 million in Fiscal 2020. The increase in Depreciation and amortization was primarily attributable to the continued investment in our digital information technology infrastructure.

Other Operating Expense, Net

Other operating expense, net was $0.7 million in Fiscal 2021 compared to $8.5 million in Fiscal 2020. The decrease of $7.8 million was primarily related to the $3.3 million impairment charge of goodwill allocated to our Japan eCommerce reporting unit and $2.9 million of corporate restructuring costs in Fiscal 2020.

Operating Income

Operating income was $79.8 million in Fiscal 2021, compared with $41.1 million in Fiscal 2020. The increase of $38.7 million was driven by the increase in Gross profit from the increased revenue partially offset by higher shipping costs attributed to the global supply chain challenges and higher Selling and administrative expenses.

Interest Expense

Interest expense was $34.4 million in Fiscal 2021, compared with $27.8 million in Fiscal 2020. The increase of $6.6 million in Interest expense was driven by higher interest rates associated with the Term Loan Facility.

Other (Income) Expense

Other income was $0.6 million in Fiscal 2021 compared to Other expense of $0.8 million in Fiscal 2020. The decrease in Other expense was attributed to a final payment in Second Quarter 2020 associated with the transitioning of a sourcing office.

Income Tax Expense

Income tax expense of $12.6 million was recorded for Fiscal 2021 which resulted in an effective tax rate of 27.4%. This compared to Income tax expense of $1.8 million in Fiscal 2020 which resulted in an effective tax rate of 13.9%. The Fiscal 2020 tax rate was lower than Fiscal 2021 due to a $3.1 million benefit as a result of the CARES Act.

Net Income

As a result of the above factors, Net income was $33.4 million, or $0.99 per diluted share in Fiscal 2021 compared to $10.8 million, or $0.33 per diluted share in Fiscal 2020.

Adjusted EBITDA

As a result of the above factors, Adjusted EBITDA increased 39.0% to $120.9 million in Fiscal 2021, compared to Adjusted EBITDA of $87.0 million in Fiscal 2020.

Liquidity and Capital Resources

Our primary need for liquidity is to fund working capital requirements of our business, capital expenditures, debt service and for general corporate purposes. Our cash and cash equivalents and the ABL Facility serve as sources of liquidity for short-term working capital needs and general corporate purposes. There was no balance outstanding for the revolving ABL Facility on January 28, 2022 other than for letters of credit. Cash generated from our net revenue and profitability, and somewhat to a lesser extent our changes in working capital, are driven by the seasonality of our business, with a significant amount of net revenue and operating cash flows generally occurring in the fourth fiscal quarter of each year. We expect that our cash on hand and cash flows from operations, along with borrowings on the ABL Facility, will be adequate to meet our capital requirements and operational needs for at least the next 12 months.

Description of Material Indebtedness

Debt Arrangements

Our $275.0 million revolving ABL Facility includes a $70.0 million sublimit for letters of credit and is available for working capital and other general corporate liquidity needs. There was no balance outstanding on January 28, 2022 and $25.0 million outstanding on January 29, 2021. The balance of outstanding letters of credit was $23.5 million and $27.1 million on January 28, 2022 and January 29, 2021, respectively.

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

On September 9, 2020, we entered into the Term Loan Facility which provided borrowings of $275.0 million. Origination costs, including an Original Issue Discount (OID) of 3% and $5.1 million in debt origination fees were paid in connection with entering into the Term Loan Facility.

Interest; Fees

The Third Amendment to the ABL Facility lowered the interest rates applicable to borrowings under the ABL Facility.  For LIBOR loans, commencing July 31, 2021 the borrowing margin is, where the average daily total loans outstanding for the previous quarter are (i) less than $95.0 million, 1.25%, (ii) equal to or greater than $95.0 million but less than $180.0 million, 1.50%, and (iii) greater than or equal to $180.0 million, 1.75%. For Base Rate loans, the borrowing margin is, where the average daily total loans outstanding for the previous quarter are (i) less than $95.0 million, 0.50%, (ii) equal to or greater than $95.0 million but less than $180.0 million, 0.75%, and (iii) greater than or equal to $180.0 million, 1.00%. The Third Amendment to the ABL Facility replaced the 0.75% LIBOR floor with a 0.0% LIBOR floor.

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

The Term Loan Facility matures on September 9, 2025 and amortizes at a rate equal to 1.25% per quarter. It is subject to mandatory prepayments in an amount equal to a percentage of the borrower’s excess cash flows in each fiscal year, ranging from 0% to 75% depending on our total leverage ratio, and with the proceeds of certain asset sales, casualty events and extraordinary receipts. Based upon Fiscal 2021 results, in accordance with the Term Loan Facility, there is no prepayment required. The loan may not be voluntarily prepaid during the first two years of its term, without significant penalties. After the initial two-year period, a prepayment premium of 3% applies to voluntary prepayments and certain mandatory prepayments made after September 9, 2022 and on or prior to September 9, 2023, 1% for such prepayments made after September 9, 2023 and on or prior to September 9, 2024, and no premium on such prepayments thereafter.

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

As of January 28, 2022, we were in compliance with all of our covenants in the Debt Facilities.

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

Cash Flows from Operating Activities

Operating activities generated net cash of $70.6 million and $91.6 million in Fiscal 2021 and Fiscal 2020, respectively. Our primary source of operating cash flows is the sale of merchandise goods and services to customers, while the primary use of cash in operations is the purchase of merchandise inventories.

In Fiscal 2021, net cash provided by operating activities decreased $21.0 million compared to Fiscal 2020.  The increase in net income was offset by changes in working capital.

Cash Flows from Investing Activities

Net cash used in investing activities was $25.2 million and $30.1 million for Fiscal 2021 and Fiscal 2020, respectively. Cash used in investing activities for both years was primarily used for investments to update our digital information technology infrastructure.

For Fiscal 2022, we plan to invest approximately $37.0 million in capital expenditures for strategic investments and infrastructure, primarily in technology and general corporate needs.

Cash Flows from Financing Activities

Net cash used in financing activities was $45.1 million and $103.1 million for Fiscal 2021 and Fiscal 2020, respectively. The financing activities in Fiscal 2021 consisted of required principal payments of $13.8 million on the Term Loan Facility and net payments of $25.0 million on the ABL Facility. The financing activities in Fiscal 2020 consisted primarily of the refinancing of the Term Loan Facility.

Contractual Obligations and Off-Balance-Sheet Arrangements

We have no material off-balance-sheet arrangements other than the guarantees and contractual obligations that are discussed below.

Information concerning our obligations and commitments to make future payments under contracts such as lease agreements and other contingent commitments, as of January 28, 2022, is aggregated in the following table:

	Payments Due by Period
(in thousands)	Total	1 Year or less	2-3 Years	3-4 Years	After 5 years
Operating leases (1)	$48,063	$9,240	$13,880	$10,843	$14,100
Principal payments on long-term debt	257,813	13,750	27,500	216,563	—
Interest on long-term debt and ABL Facility fees	102,450	30,566	56,218	15,666	—
Purchase obligations (2)	423,956	423,956	—	—	—
Total contractual obligations	$832,282	$477,512	$97,598	$243,072	$14,100

(1)

Operating lease obligations consist primarily of future minimum lease commitments related to our operating leases (refer to Note 4, Leases, of the Consolidated Financial Statements for further details).

(2)	Purchase obligations primarily represent open purchase orders for inventory.

Financial Instruments with Off-Balance-Sheet Risk

The $275.0 million ABL Facility includes a $70.0 million sublimit for letters of credit and the Third Amendment to the ABL Facility extended the maturity from November 16, 2022 to the earlier of (a) July 29, 2026 and (b) June 9, 2025 if, on or prior to such date, the Term Loan Facility has not been refinanced, extended or repaid in full in accordance with the terms thereof and not replaced with other indebtedness. The ABL Facility is available for working capital and other general corporate liquidity needs. There was no balance outstanding on January 28, 2022 and $25.0 million outstanding on January 29, 2021. The balance of outstanding letters of credit was $23.5 million and $27.1 million on January 28, 2022 and January 29, 2021, respectively.

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

For financial reporting and tax purposes, our United States inventory, primarily merchandise held for sale, is stated at last-in, first-out (“LIFO”) cost, which is adjusted to the lower of cost or market. We account for our non-United States inventory on the first-in, first-out (“FIFO”) method. The United States inventory accounted for using the LIFO method as of percentage of the total inventory was 86% at January 28, 2022 and 87% at January 29, 2021.

We continually make assessments as to whether the carrying cost of inventory exceeds its market value and, if so, by what dollar amount. Excess inventories may be disposed of through our normal course of business. Based on historical results experienced through various methods of disposition, we will write down the carrying value of inventories that are not expected to be sold at or above cost. The excess and obsolete reserve balances were $15.2 million and $22.8 million as of January 28, 2022, and January 29, 2021, respectively. The $7.6 million decrease in the excess and obsolescence reserve is primarily due to our ability to sell through returned embroidered, hemmed or damaged product compared to the prior year when the COVID pandemic limited our distribution options to sell this merchandise. For the inventory marked down to net realizable value, a one percentage point increase in our assumed recovery rates at January 28, 2022, would have had an immaterial impact on our Consolidated Financial Statements.

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

Goodwill impairment assessments

We test goodwill for impairment using a one-step quantitative test. The quantitative test compares the reporting unit’s fair value to its carrying value. An impairment is recorded for any excess carrying value above the reporting unit’s fair value, not to exceed the amount of goodwill. We estimate fair value of our reporting units using a discounted cash flow model, commonly referred to as the income approach. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions appropriate to our reporting unit. The discounted cash flow model uses projections based on management’s best estimates of economic and market conditions over the projected period using the best information available, including growth rates in revenues, costs and estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, weighted average cost of capital and changes in future working capital requirements.

In response to the COVID pandemic, during First Quarter 2020 we tested our Outfitters and Japan eCommerce reporting units for goodwill impairment. The testing resulted in no impairment of the Outfitters reporting unit and full impairment of the $3.3 million of goodwill allocated to our Japan eCommerce reporting unit.

We completed our Fiscal 2021 and Fiscal 2020 annual goodwill impairment analysis during the fourth quarter and determined that the fair value of the U.S. eCommerce and Outfitters reporting units exceeded their carrying values by 91.2% and 65.5%, respectively in Fiscal 2021 and 61.7% and 108.8%, respectively in Fiscal 2020, and as such, we did not record a goodwill impairment charge.

Goodwill impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment, retail industry or in the equity markets, deterioration in our performance or our future projections, or changes in our plans for the reporting unit.

Indefinite-lived intangible asset impairment assessments

Our indefinite-lived intangible asset is the Lands’ End trade name. We review the trade name for impairment on an annual basis during our fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The fair value of the trade name indefinite-lived intangible asset is estimated using the relief from royalty valuation method. The relief from royalty method of the income approach was most appropriate for analyzing our indefinite-lived asset. This method is based on the assumption that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset class. The relief from royalty method involves two steps: (1) estimation of reasonable royalty rates for the assets and (2) the application of these royalty rates to a forecasted net revenue stream and discounting the resulting cash flows to determine a present value. We multiplied the selected royalty rate by the forecasted net revenue stream to calculate the cost savings (relief from royalty payment) associated with the asset. The cash flows are then discounted to present value using the selected discount rate and compared to the carrying value of the asset.

In Fiscal 2021 and Fiscal 2020 we performed the annual testing of the indefinite-lived intangible asset, the Lands’ End trade name. The fair value exceeded the carrying value by 68.9% and 61.2% in Fiscal 2021 and Fiscal 2020, respectively, and as such, no trade name impairment charges were recorded.

See Note 2, Summary of Significant Accounting Policies, and Note 8, Goodwill and Indefinite-Lived Intangible Assets, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for more information about these assets and the related impairment charges.

Revenue Recognition

While revenue recognition for us does not involve significant judgment, it represents an important accounting policy. For sales shipped from our distribution centers, we recognize revenue and the related cost of goods sold at the time the products are expected to be received by the customers. For sales transacted at stores, revenue is recognized when the customer receives and pays for the merchandise at the register. We record an allowance for estimated returns based on our historical return patterns and various other assumptions that management believes to be reasonable.

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

At any point in time, many tax years are subject to or in the process of being audited by various taxing authorities. To the extent our estimates of settlements change, or the final tax outcome of these matters is different from the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. Our income tax expense includes changes in our estimated liability for exposures associated with our various tax filing positions. Determining the income tax expense for these potential assessments requires management to make assumptions that are subject to factors such as proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations, and resolution of tax audits. We performed an evaluation over our deferred tax assets and determined that a valuation allowance is considered necessary. See Note 9, Income Taxes, for further details on the valuation allowance.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in currency rates. We have not been materially impacted by fluctuations in foreign currency exchange rates as a significant portion of our business is transacted in United States dollars and is expected to continue to be transacted in United States dollars or United States dollar-based currencies. As of January 28, 2022, the Company had $10.9 million of cash and cash equivalents denominated in foreign currency, principally in British pound sterling, Euro and Japanese yen. We do not utilize financial instruments for trading purposes or hedging and have not used any derivative financial instruments. We do not consider our foreign earnings to be permanently reinvested.

The Company is subject to interest rate risk with the Term Loan Facility and the ABL Facility, as both require the Company to pay interest on outstanding borrowings at variable rates. Each one percentage point change in interest rates (above the 1% LIBOR floor) associated with the Term Loan Facility would result in a $2.6 million change in our annual cash interest expenses. Assuming our ABL Facility was fully drawn to a principal amount equal to $275.0 million, each one percentage point change in interest rates would result in a $2.8 million change in our annual cash interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Lands’ End, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Lands’ End, Inc. and subsidiaries (the "Company") as of January 28, 2022 and January 29, 2021, the related consolidated statements of operations, comprehensive operations, cash flows, and changes in stockholders’ equity, for each of the three fiscal years in the period ended January 28, 2022, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of January 28, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 28, 2022 and January 29, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of  records  that,  in  reasonable  detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

Goodwill & Indefinite-Lived Intangible Asset — Refer to Notes 2 and 8 to the financial statements

Critical Audit Matter Description

The Company has goodwill and a trade name that are indefinite-lived intangible assets. As of January 28, 2022, the consolidated carrying value of the goodwill is $106.7 million, and is associated with the U.S. eCommerce and Outfitters reporting units. The consolidated carrying value of the indefinite lived trade name is $257.0 million. Goodwill and the indefinite-lived trade name intangible asset are tested separately for impairment on an annual basis during the fourth fiscal quarter or more frequently whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company estimates fair value of the reporting units using a discounted cash flow model, commonly referred to as the income approach. The fair value of the trade name indefinite-lived intangible asset is estimated using the relief-from-royalty valuation method. The discounted cash flow model uses projections based on management’s best estimates of economic and market conditions over the projected period using the best information available, including growth rates in revenues, costs, and estimates of future expected changes in operating margins. Other significant estimates and assumptions include terminal value growth rates, weighted average cost of capital, and changes in future working capital requirements. The relief from royalty valuation method is based on the assumption that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset class. The relief from royalty method involves two steps: (1) estimation of reasonable royalty rates for the assets and (2) the application of these royalty rates to a forecasted net revenue stream and discounting the resulting cash flows to determine a present value. If actual results fall short of the Company’s estimates and assumptions used in estimating future cash flows and asset fair values, the Company may be exposed to losses that could be material.

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

•	We evaluated the impact of changes in management’s forecasts from the annual measurement date to January 28, 2022.
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

/s/ Deloitte & Touche LLP

Chicago, Illinois

March 24, 2022

We have served as the Company’s auditor since 2012.

LANDS’ END, INC.

Consolidated Statements of Operations

for Fiscal Years Ended January 28, 2022, January 29, 2021 and January 31, 2020

(in thousands except per share data)	2021	2020	2019
REVENUES
Net revenue	$1,636,624	$1,427,448	$1,450,201
Cost of sales (excluding depreciation and amortization)	945,164	821,595	828,309
Gross profit	691,460	605,853	621,892

Selling and administrative	571,767	518,897	543,962
Depreciation and amortization	39,166	37,343	31,136
Other operating expense, net	741	8,471	1,357
Total costs and expenses	611,674	564,711	576,455
Operating income	79,786	41,142	45,437
Interest expense	34,445	27,754	25,987
Other (income) expense, net	(628)	796	(1,912)
Income before income taxes	45,969	12,592	21,362
Income tax expense	12,600	1,756	2,072
NET INCOME	$33,369	$10,836	$19,290

NET INCOME PER COMMON SHARE ATTRIBUTABLE TO STOCKHOLDERS
Basic:	$1.01	$0.33	$0.60
Diluted:	$0.99	$0.33	$0.60

Basic weighted average common shares outstanding	32,929	32,566	32,343
Diluted weighted average common shares outstanding	33,681	32,652	32,345

See accompanying Notes to Consolidated Financial Statements.

LANDS’ END, INC.

Consolidated Statements of Comprehensive Operations

for Fiscal Years Ended January 28, 2022, January 29, 2021 and January 31, 2020

(in thousands)	2021	2020	2019
NET INCOME	$33,369	$10,836	$19,290
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(1,421)	1,767	195
COMPREHENSIVE INCOME	$31,948	$12,603	$19,485

See accompanying Notes to Consolidated Financial Statements.

LANDS’ END, INC.

Consolidated Balance Sheets

(in thousands except per share data)	January 28, 2022	January 29, 2021
ASSETS
Current assets
Cash and cash equivalents	$34,301	$33,933
Restricted cash	1,834	1,861
Accounts receivable, net	49,668	37,574
Inventories, net	384,241	382,106
Prepaid expenses and other current assets	36,905	40,356
Total current assets	506,949	495,830
Property and equipment, net	129,791	145,288
Operating lease right-of-use asset	31,492	35,475
Goodwill	106,700	106,700
Intangible asset, net	257,000	257,000
Other assets	4,702	5,215
TOTAL ASSETS	$1,036,634	$1,045,508
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$13,750	$13,750
Accounts payable	145,802	134,007
Lease liability - current	5,617	5,183
Other current liabilities	146,263	161,982
Total current liabilities	311,432	314,922
Long-term borrowings on ABL Facility	—	25,000
Long-term debt, net	234,474	245,632
Lease liability - long-term	32,731	37,811
Deferred tax liabilities	46,191	47,346
Other liabilities	5,110	5,094
TOTAL LIABILITIES	629,938	675,805
Commitments and contingencies
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 - authorized: 480,000 shares; issued and outstanding: 32,985 and 32,614, respectively	330	326
Additional paid-in capital	374,413	369,372
Retained earnings	44,595	11,226
Accumulated other comprehensive loss	(12,642)	(11,221)
TOTAL STOCKHOLDERS' EQUITY	406,696	369,703
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,036,634	$1,045,508

See accompanying Notes to Consolidated Financial Statements.

LANDS’ END, INC.

Consolidated Statements of Cash Flows

for Fiscal Years Ended January 28, 2022, January 29, 2021 and January 31, 2020

(in thousands)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$33,369	$10,836	$19,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,166	37,343	31,136
Amortization of debt issuance costs	3,194	3,110	1,722
Loss (gain) on disposal of property and equipment	741	1,303	(266)
Stock-based compensation	10,156	9,201	8,690
Deferred income taxes	(782)	(10,770)	(456)
Goodwill impairment	—	3,300	—
Other	(661)	1,852	1,635
Change in operating assets and liabilities:
Accounts receivable, net	(13,170)	15,012	(13,741)
Inventories	(4,213)	(4,081)	(53,819)
Accounts payable	13,089	(21,208)	32,716
Other operating assets	4,080	(376)	(3,167)
Other operating liabilities	(14,400)	46,111	3,549
Net cash provided by operating activities	70,569	91,633	27,289
CASH FLOWS FROM INVESTING ACTIVITIES
Sales of property and equipment	—	—	906
Purchases of property and equipment	(25,238)	(30,149)	(38,878)
Net cash used in investing activities	(25,238)	(30,149)	(37,972)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under ABL Facility	143,000	235,000	99,550
Payments of borrowings under ABL Facility	(168,000)	(210,000)	(99,550)
Proceeds from issuance on long-term debt, net	—	266,750	—
Principal payments on long-term debt, net	(13,750)	(388,825)	(105,150)
Payments for taxes related to net share settlement of equity awards	(5,111)	(483)	(763)
Payment of debt issuance costs	(1,232)	(5,517)	—
Net cash used in financing activities	(45,093)	(103,075)	(105,913)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	103	(1,912)	540
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	341	(43,503)	(116,056)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	35,794	79,297	195,353
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$36,135	$35,794	$79,297
SUPPLEMENTAL CASH FLOW DATA
Unpaid liability to acquire property and equipment	$2,627	$3,245	$7,364
Income taxes paid, net of refunds	$24,868	$288	$3,069
Interest paid	$31,421	$21,595	$23,728

See accompanying Notes to Consolidated Financial Statements.

LANDS’ END, INC.

Consolidated Statements of Changes in Stockholders’ Equity

				(Accumulated	Accumulated
			Additional	Deficit) /	Other	Total
	Common Stock Issued		Paid-in	Retained	Comprehensive	Stockholders'
(in thousands)	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at February 1, 2019	32,220	$320	$352,733	$(17,159)	$(13,183)	$322,711
Net income	—	—	—	19,290	—	19,290
Cumulative translation adjustment, net of tax	—	—	—	—	195	195
Change in accounting principle related to lease accounting, net of tax	—	—	—	(1,741)	—	(1,741)
Stock-based compensation expense	—	—	8,690	—	—	8,690
Vesting of restricted shares	210	4	(4)	—	—	—
Common stock withheld related to net share settlement of equity awards	(48)	—	(763)	—	—	(763)
Balance at January 31, 2020	32,382	324	360,656	390	(12,988)	348,382
Net income	—	—	—	10,836	—	10,836
Cumulative translation adjustment, net of tax	—	—	—	—	1,767	1,767
Stock-based compensation expense	—	—	9,201	—	—	9,201
Vesting of restricted shares	299	2	(2)	—	—	—
Common stock withheld related to net share settlement of equity awards	(67)	—	(483)	—	—	(483)
Balance at January 29, 2021	32,614	326	369,372	11,226	(11,221)	369,703
Net income	—	—	—	33,369	—	33,369
Cumulative translation adjustment, net of tax	—	—	—	—	(1,421)	(1,421)
Stock-based compensation expense	—	—	10,156	—	—	10,156
Vesting of restricted shares	567	4	(4)	—	—	—
Common stock withheld related to net share settlement of equity awards	(196)	—	(5,111)	—	—	(5,111)
Balance at January 28, 2022	32,985	$330	$374,413	$44,595	$(12,642)	$406,696

See accompanying Notes to Consolidated Financial Statements.

LANDS’ END, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BACKGROUND AND BASIS OF PRESENTATION

Description of Business

Lands’ End, Inc. (“Lands’ End” or the “Company”) is a leading uni-channel retailer of casual clothing, accessories, footwear and home products. Lands’ End offers products online at www.landsend.com, through Company Operated stores and through third-party distribution channels.

Terms that are commonly used in the Company’s Notes to the Consolidated Financial Statements are defined as follows:

•	ABL Facility – Asset-based senior secured credit agreements, providing for a revolving facility, dated as of November 16, 2017, with Wells Fargo, N.A. and certain other lenders, as amended to date
•

Adjusted EBITDA – Net income (loss) appearing on the Consolidated Statements of Operations net of Income tax expense/(benefit), Interest expense, Depreciation and amortization and certain significant items

•

ASC – Financial Accounting Standards Board Accounting Standards Codification, which serves as the source for authoritative GAAP, as supplemented by rules and interpretive releases by the SEC which are also sources of authoritative GAAP for SEC registrants

•	ASU – Financial Accounting Standards Board Accounting Standards Update
•	CARES Act – The Coronavirus Aid, Relief and Economic Security Act signed into law on March 27, 2020
•	Company Operated stores – Lands’ End retail stores in the Retail distribution channel
•	COVID – Coronavirus disease 2019 (COVID-19) caused by severe respiratory syndrome coronavirus 2 (SARS-CoV-2)
•	Debt Facilities – Collectively, the Term Loan Facility and ABL Facility
•	Deferred Awards – Time vesting stock awards
•	EPS – Earnings per share
•	ESL – ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert
•	FASB – Financial Accounting Standards Board
•	First Quarter 2020 – The 13 weeks ended May 1, 2020
•	First Quarter 2021 – The 13 weeks ended April 30, 2021
•	Fiscal 2021 – The 52 weeks ended January 28, 2022
•	Fiscal 2022 – The Company’s next fiscal year representing the 52 weeks ending January 27, 2023
•	GAAP – Accounting principles generally accepted in the United States
•	LIBOR – London inter-bank offered rate
•	Option Awards – Stock option awards
•	Performance Awards – Performance-based stock awards

•	Sears Holdings – Sears Holdings Corporation, a Delaware corporation, and its consolidated subsidiaries
•	SEC – United States Securities and Exchange Commission
•	Second Quarter 2020 – The 13 weeks ended July 31, 2020
•	Separation – On April 4, 2014 Sears Holdings distributed 100% of the outstanding common stock of Lands’ End to its stockholders
•	Term Loan Facility – Term loan credit agreement, dated as of September 9, 2020, among the Company, Fortress Credit Corp., as Administrative Agent and Collateral Agent, and the lenders party thereto
•	Third Quarter 2021 – The 13 weeks ended October 29, 2021
•

Transform Holdco – Transform Holdco LLC, an affiliate of ESL, which on February 11, 2019 acquired from Sears Holdings substantially all of the go-forward retail footprint and other assets and component businesses of Sears Holdings as a going concern

•	UTBs – Gross unrecognized tax benefits

Basis of Presentation

The Consolidated Financial Statements include the accounts of Lands’ End, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.

The accompanying Consolidated Financial Statements have been prepared in accordance with GAAP. In the opinion of management, all material adjustments are of a normal and recurring nature necessary for a fair presentation of the results have been reflected for the periods presented. Dollar amounts are reported in thousands, except per share data, unless otherwise noted.

Impact of the COVID Pandemic

COVID surfaced in late 2019 and in March 2020, the World Health Organization declared COVID a pandemic. The onset of the COVID pandemic had a disruptive impact on the Company’s business operations and an unfavorable impact on the Company’s results of operations during the first half of Fiscal 2020. During the Second Quarter 2020, the Company began a recovery that continued to build on the momentum experienced before the COVID pandemic. The Company’s strong foundation and ongoing enhancements across the four strategic pillars of product, digital, uni-channel distribution and infrastructure and business processes have supported the Company during the COVID pandemic and continue to support the Company’s financial performance and encouraging customer metrics. The ultimate timing and impact of customer demand levels across all distribution channels will depend on the duration and scope of the COVID pandemic, overall economic conditions and consumer preferences.

Health and Safety of Employees and Consumers

From the beginning of the COVID pandemic, the Company’s priority has been the safety of employees and customers. On March 16, 2020, the Company temporarily closed its Company Operated stores. These stores reopened during Second Quarter 2020. Since the onset of the COVID pandemic, the Company has taken extra precautions in its offices, distribution centers and Company Operated stores, which have varied from time to time based on the then current guidance from global, federal and state health authorities. These measures have included retail guidelines, work-from-home policies, social distancing, masking, thermal scanning and partitions in facilities. With the emergence of COVID variants and periodic increases in the number of reported cases affecting different regions, the Company has been required to keep these measures in place longer than anticipated.

Supply Chain

As with all industries, the Company experienced global supply chain challenges and the Company continually monitors its supply chain for manufacturing and transportation delays caused or exacerbated by the COVID pandemic. During Fiscal 2021, the COVID pandemic impacted the Company’s distribution process, third-party manufacturing partners and logistics partners, including shipping delays due to port congestion, and closure of certain third-party manufacturing facilities and production lines. These global supply chain challenges caused manufacturing, transport and receipt of inbound product delays, and resulted, at times, in lower inventory positions and higher than normal back orders. In addition, due to the global supply chain challenges the Company experienced increased transportation and distribution costs during the second half of Fiscal 2021.

The Company expects these global supply chain challenges and increases in transportation costs to continue throughout Fiscal 2022. These shipping delays and additional costs may continue to impact the Company’s future net sales, gross margin and net earnings depending upon the ultimate timing of delivery and availability of product.

Labor Shortage

The Company has and may continue to experience a U.S. labor shortage affecting its ability to staff and operate its U.S. distribution centers. Due to the seasonal nature of its business, the Company relies heavily on flexible part-time employees to staff its distribution centers in support of its peak seasons, including the back-to-school shopping season and fourth fiscal quarter holiday shopping season.

Goodwill and Indefinite-Lived Intangible Asset

The Company considered the COVID pandemic to be a triggering event in First Quarter 2020 for the Company’s Outfitters and Japan eCommerce reporting units and therefore completed an interim test for impairment of goodwill for these reporting units as of May 1, 2020. This testing resulted in no impairment of the Company’s Outfitters reporting unit and full impairment of the $3.3 million of goodwill allocated to the Company’s Japan eCommerce reporting unit recorded in the First Quarter 2020. There was not a triggering event or impairment charge for any reporting unit in Fiscal 2021 and the remaining fiscal quarters of Fiscal 2020.

Corporate Restructuring

During Second Quarter 2020, the Company reduced approximately 10% of corporate positions. The Company incurred total severance costs of approximately $2.9 million related to the reduction of corporate positions which was recorded in Other operating expense (income), net in the Consolidated Statements of Operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company’s fiscal year end is on the Friday preceding the Saturday closest to January 31 each year. The fiscal periods in this report are presented as follows, unless the context otherwise requires:

Fiscal Year	Ended	Weeks
2021	January 28, 2022	52
2020	January 29, 2021	52
2019	January 31, 2020	52

Seasonality

The Company’s operations have historically been seasonal, with a disproportionate amount of net revenue occurring in the fourth fiscal quarter, reflecting increased customer demand during the year-end holiday selling season. The impact of seasonality on results of operations is more pronounced since the level of certain fixed costs, such as occupancy and overhead expenses, do not vary with sales. The Company’s results of operations also may fluctuate based upon such factors as the timing of certain holiday season dates and promotions, the amount of net revenue contributed by new and existing stores, the timing and level of markdowns, competitive factors, weather and general economic conditions.

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

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts based on historical loss experience, collection experience, delinquency trends, economic conditions and specific identification. The Accounts receivable balance on the Consolidated Balance Sheets is presented net of the Company’s allowance for doubtful accounts and is comprised of various customer-related accounts receivable.

Changes in the balance of the allowance for doubtful accounts are as follows:

(in thousands)	Fiscal 2021	Fiscal 2020
Beginning balance	$680	$511
Provision	158	286
Write-offs	(213)	(117)
Ending balance	$625	$680

Inventory

Inventories primarily consist of merchandise purchased for resale. For financial reporting and tax purposes, the Company’s United States inventory, primarily merchandise held for sale, is stated at last-in, first-out (“LIFO”) cost, which is lower than net realizable value. The Company accounts for its non-United States inventory on the first-in, first-out (“FIFO”) method. The United States inventory accounted for using the LIFO method was 86% of total inventory as of January 28, 2022 and 87% as of January 29, 2021. If the FIFO method of accounting for inventory had been used, the effect on inventory would have been an increase of $0.8 million and $0.2 million as of January 28, 2022 and January 29, 2021, respectively.

The Company maintains a reserve for excess and obsolete inventory. The reserve is calculated based on historical experience related to liquidation/disposal of identified inventory. The excess and obsolescence reserve balances were $15.2 million and $22.8 million as of January 28, 2022 and January 29, 2021, respectively. The $7.6 million decrease in the excess and obsolescence reserve is primarily due to the Company’s ability to sell through returned embroidered, hemmed or damaged product compared to the prior year when the COVID pandemic limited the Company’s distribution options to sell this merchandise.

Deferred Catalog Costs and Marketing

Costs incurred for direct response marketing consist primarily of catalog production and mailing costs that are generally amortized within two months from the date catalogs are mailed. Unamortized marketing costs reported as prepaid assets were $10.8 million and $10.2 million as of January 28, 2022 and January 29, 2021, respectively. The Company expenses the costs of marketing for website, magazine, newspaper, radio and other general media when the marketing takes place. Marketing expenses, including catalog costs amortization, digital-related costs and other print media were $220.0 million, $195.4 million and $194.9 million for Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively. These costs are included within Selling and administrative expenses in the accompanying Consolidated Statements of Operations.

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

(in thousands)	Asset Lives (years)	January 28, 2022	January 29, 2021
Land	-	$3,468	$3,475
Buildings and improvements	15-30	102,077	101,421
Furniture, fixtures and equipment	3-10	61,751	61,807
Computer hardware and software	3-10	211,726	210,823
Leasehold improvements	3-7	12,818	12,941
Construction in progress		15,278	8,343
Gross property and equipment		407,118	398,810
Less: Accumulated depreciation		(277,327)	(253,522)
Total property and equipment, net		$129,791	$145,288

As of both January 28, 2022 and January 29, 2021, construction in progress relates primarily to technological investments.

Depreciation expense is recorded over the estimated useful lives of the respective assets using the straight-line method. Leasehold improvements are depreciated over the shorter of the associated lease term or the estimated useful life of the asset. Depreciation expense was $39.2 million, $37.3 million and $31.1 million for Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively.

Impairment of Property and Equipment

Property and equipment are subject to a review for impairment if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Company Operated store long-lived assets, including right-of-use assets, are regularly reviewed for impairment indicators. Impairment is assessed at the individual store level which is the lowest level of identifiable cash flows and considers the estimated undiscounted cash flows over the asset’s remaining life. If estimated undiscounted cash flows are insufficient to recover the investment, an impairment loss is recognized equal to the difference between the estimated fair value of the asset and its carrying value, net of salvage, and any costs of disposition. The fair value estimate is generally the discounted amount of estimated store-specific cash flows. During Fiscal 2021 there was no impairment recognized for property and equipment. During Fiscal 2020 and Fiscal 2019 impairment of $0.4 million and $1.4 million, respectively, was recognized for property and equipment for Company Operated store locations.

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

Goodwill impairment assessments

The Company tests goodwill for impairment using a one-step quantitative test. The quantitative test compares the reporting unit’s fair value to its carrying value. An impairment is recorded for any excess carrying value above the reporting unit’s fair value, not to exceed the amount of goodwill. The Company estimates fair value of its reporting units using a discounted cash flow model, commonly referred to as the income approach. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions appropriate to the Company’s reporting unit. The discounted cash flow model uses management’s best estimates of economic and market conditions over the projected period using the best information available, including growth rates in revenues, costs and estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, weighted average cost of capital and changes in future working capital requirements.

In response to the COVID pandemic, during First Quarter 2020 the Company tested its Outfitters and Japan eCommerce reporting units for goodwill impairment. The testing resulted in no impairment of the Company’s Outfitters reporting unit and full impairment of the $3.3 million of goodwill allocated to the Company’s Japan eCommerce reporting unit. At the end of Fiscal 2021, the fair value of the U.S. eCommerce and Outfitters reporting units exceeded the carrying value by 91.2% and 65.5%, respectively and 61.7% and 108.8%, respectively at the end of Fiscal 2020.

Goodwill impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment, retail industry or in the equity markets, deterioration in performance or future projections, or changes in plans for the reporting unit.

Indefinite-lived intangible asset impairment assessments

The Company’s indefinite-lived intangible asset is the Lands’ End trade name. The Company reviews the trade name for impairment on an annual basis during the fourth fiscal quarter, or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The fair value of the trade name indefinite-lived intangible asset is estimated using the relief from royalty method. The relief from royalty method is based on the assumption that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset class. The relief from royalty method involves two steps: (1) estimation of reasonable royalty rates for the assets and (2) the application of these royalty rates to a forecasted net revenue stream and discounting the resulting cash flows to determine a present value. The Company multiplied the selected royalty rate by the forecasted net revenue stream to calculate the cost savings (relief from royalty payment) associated with the asset. The cash flows are then discounted to present value using the selected discount rate and compared to the carrying value of the asset.

In Fiscal 2021, Fiscal 2020, and Fiscal 2019, the Company tested the indefinite-lived intangible asset as required resulting in the fair value exceeding the carrying value by 68.9%, 61.2% and 19.1% respectively. As such, no trade name impairment charges were recorded in any of the periods presented.

Financial Instruments with Off-Balance-Sheet Risk

The $275 million ABL Facility includes a $70.0 million sublimit for letters of credit and the Third Amendment to the ABL Facility extended the maturity from November 16, 2022 to the earlier of (a) July 29, 2026 or (b) June 9, 2025 if, on or prior to such date, the Term Loan Facility has not been refinanced, extended or repaid in full in accordance with the terms thereof and not replaced with other indebtedness. The ABL Facility is available for working capital and other general corporate liquidity needs. There was no balance outstanding as of January 28, 2022 and $25.0 million outstanding on January 29, 2021. The balance of outstanding letters of credit was $23.5 million and $27.1 million on January 28, 2022 and January 29, 2021, respectively.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable. Total accounts receivable was $49.7 million and $37.6 million as of January 28, 2022 and January 29, 2021, respectively.

Cash and cash equivalents, accounts receivable, accounts payable and other current liabilities are reflected in the Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments.

Long-term debt, net is reflected in the Consolidated Balance Sheets at amortized cost. The fair value of debt was determined utilizing Level 3 valuation techniques based on observed market data on January 28, 2022 and January 29, 2021. See Note 7, Fair Value of Financial Assets and Liabilities.

Foreign Currency Translations and Transactions

The Company translates the assets and liabilities of foreign subsidiaries from their respective functional currencies to United States dollars at the appropriate spot rates as of the balance sheet date. Revenue and expenses of operations are translated to United States dollars using weighted average exchange rates during the year. The foreign subsidiaries use the local currency as their functional currency. The effects of foreign currency translation adjustments are included as a component of Accumulated other comprehensive loss in the accompanying Consolidated Statements of Changes in Stockholders’ Equity. The Company recognized a foreign exchange transaction gain of $0.8 million in Fiscal 2021, a gain of $3.4 million in Fiscal 2020 and a loss of $3.4 million in Fiscal 2019. These are recorded in either Cost of sales (excluding depreciation and amortization) or Selling and administrative in the accompanying Consolidated Statements of Operations based on the underlying nature of the transactions giving rise to the gain or loss.

Revenue Recognition

Revenue includes sales of merchandise and delivery revenue related to merchandise sold. Substantially all of the Company’s revenue is recognized when control of product passes to customers, which for the U.S. eCommerce, International, Outfitters and Third Party distribution channels is when the merchandise is expected to be received by the customer and for the Retail distribution channel is at the time of sale in the store. The Company recognizes revenue, including shipping and handling fees billed to customers, in the amount expected to be received when control of the Company’s products transfers to customers, and is presented net of various forms of promotions, which range from contractually-fixed percentage price reductions to sales returns, discounts, and other incentives that may vary in amount. Variable amounts are estimated based on an analysis of historical experience and adjusted as better estimates become available. The Company’s revenue is disaggregated by distribution channel and geographic location.

The Company excludes from revenue, taxes assessed by governmental authorities, including value-added and other sales-related taxes, that are imposed on and concurrent with revenue-producing activities.

Contract Liabilities

Contract liabilities consist of payments received in advance of the transfer of control to the customer. As products are delivered and control transfers, the Company recognizes the deferred revenue in Net revenue in the Consolidated Statements of Operations. The following table summarizes the deferred revenue associated with payments received in advance of the transfer of control to the customer reported in Other current liabilities in the Consolidated Balance Sheets and amounts recognized through Net revenue for each period presented. The majority of deferred revenue as of January 28, 2022 is expected to be recognized in Net revenue in the fiscal quarter ending April 29, 2022, as products are delivered to customers.

(in thousands)	Fiscal 2021	Fiscal 2020
Deferred revenue beginning of period	$17,187	$8,096
Deferred revenue recognized in period	(16,973)	(7,882)
Revenue deferred in period	8,346	16,973
Deferred revenue end of period	$8,560	$17,187

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

(in thousands)	Fiscal 2021	Fiscal 2020
Balance as of beginning of period	$26,798	$22,592
Gift cards sold	55,107	52,315
Gift cards redeemed	(44,391)	(47,061)
Gift card breakage	(4,444)	(1,048)
Balance as of end of period	$33,070	$26,798

The increase in gift card breakage in Fiscal 2021 was attributed to a change in accounting estimate resulting from an assessment of, and ultimately an increase in, the gift card breakage rate, creating a more appropriate rate for the various gift card programs.

Refund Liabilities

Refund liabilities, primarily associated with product sales returns and retrospective volume rebates, represent variable consideration and are estimated and recorded as a reduction to Net revenue based on historical experience. As of January 28, 2022 and January 29, 2021, $23.4 million and $25.7 million, respectively, of refund liabilities, primarily associated with estimated product returns, were reported in Other current liabilities in the Consolidated Balance Sheets.

Cost of Sales

Cost of sales are comprised principally of the costs of merchandise, in-bound freight and handling, duty, warehousing and distribution (including receiving, picking, packing, store delivery and value-added costs), customer shipping and handling costs and physical inventory losses. Depreciation and amortization are not included in the Company’s Cost of sales.

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

Self-Insurance

The Company has a self-insured plan for health and welfare benefits and provides an accrual to cover the obligation. The accrual for the self-insured liability is based on claims filed and an estimate of claims incurred but not yet reported. The Company considers a number of factors, including historical claims information, when determining the amount of the accrual. Costs related to the administration of the plan and related claims are expensed as incurred. Total expenses, net of employee contributions, were $17.3 million, $17.1 million and $17.4 million for Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively.

The Company also has a self-insured plan for certain costs related to workers’ compensation. The Company obtains third-party insurance coverage to limit exposure to this self-insured risk.

Retirement Benefit Plan

The Company has a 401(k) retirement plan, which covers most regular employees and allows them to make contributions. The Company also provides a matching contribution on a portion of the employee contributions. Total expenses incurred under this plan were $3.9 million, $0.7 million and $3.6 million for Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively. The increase in Fiscal 2021 and was attributed to the resumption of the Company’s 401(k) matching contribution in Fiscal 2021 after its temporary suspension in Fiscal 2020.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) encompasses all changes in equity other than those arising from transactions with stockholders and is comprised solely of foreign currency translation adjustments and net income (loss).

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Beginning balance: Accumulated other comprehensive loss (net of tax of $2,987, $3,453 and $3,505, respectively)	$(11,221)	$(12,988)	$(13,183)
Other comprehensive (loss) income
Foreign currency translation adjustments (net of tax of $374, $(466) and $(52), respectively)	(1,421)	1,767	195
Ending balance: Accumulated other comprehensive loss (net of tax of $3,361, $2,987 and $3,453, respectively)	$(12,642)	$(11,221)	$(12,988)

Stock-Based Compensation

Stock-based compensation expense for restricted stock units is determined based on the grant date fair value. The fair value is determined based on the Company’s stock price on the date of the grant. The Company recognizes stock-based compensation cost net of estimated forfeitures and revises the estimates in subsequent periods if actual forfeitures differ from the estimates. The Company estimates the forfeiture rate based on historical data as well as expected future behavior.

Option Awards provide the recipient with the option to purchase a set number of shares at a stated exercise price over the term of the contract, which is ten years for all Option Awards currently outstanding. Options are granted with a strike price equal to the stock price on the date of grant and vest ratably over a four-year period.

Stock-based compensation is recorded in Selling and administrative expense in the Consolidated Statements of Operations over the period in which the employee is required to provide service in exchange for the restricted stock units and stock option awards.

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

The following table summarizes the components of basic and diluted EPS:

(in thousands)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Net income	$33,369	$10,836	$19,290
Basic weighted average shares outstanding	32,929	32,566	32,343
Dilutive impact of stock awards	752	86	2
Diluted weighted average shares outstanding	33,681	32,652	32,345
Basic earnings per share	$1.01	$0.33	$0.60
Diluted earnings per share	$0.99	$0.33	$0.60

Stock awards are considered anti-dilutive based on the application of the treasury stock method or in the event of a net loss. There were 93, 1,093,274 and 745,575 anti-dilutive shares excluded from the diluted weighted average shares outstanding in Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively.

Recently Adopted Accounting Pronouncements

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

NOTE 3. DEBT

ABL Facility

The Company’s $275.0 million revolving ABL Facility includes $70.0 million sublimit for letters of credit and is available for working capital and other general corporate liquidity needs. There was no balance outstanding on January 28, 2022 and $25.0 million on January 29, 2021. The balance of outstanding letters of credit was $23.5 million and $27.1 million on January 28, 2022 and January 29, 2021, respectively.

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

The following table summarizes the Company’s borrowing availability under the ABL Facility:

	January 28, 2022		January 29, 2021
(in thousands)	Amount	Interest Rate	Amount	Interest Rate
ABL Facility maximum borrowing	$275,000		$275,000
Less: Outstanding borrowings	—	—%	25,000	3.00%
Less: Outstanding letters of credit	23,521		27,131
Borrowing availability under ABL Facility	$251,479		$222,869

Long-Term Debt

On September 9, 2020, the Company entered into the Term Loan Facility which provided borrowings of $275 million. Origination costs, including an Original Issue Discount (“OID”) of 3% and $5.1 million in debt origination fees, were paid in connection with entering into the Term Loan Facility. The OID and the debt origination fees are presented as a direct deduction from the carrying value of the Term Loan Facility and are amortized over the term of the loan to Interest expense in the Consolidated Statements of Operations.

The Company’s long-term debt consisted of the following:

	January 28, 2022		January 29, 2021
(in thousands)	Amount	Interest Rate	Amount	Interest Rate
Term Loan Facility	$257,813	10.75%	$271,563	10.75%
Less: Current portion of long-term debt	13,750		13,750
Less: Unamortized debt issuance costs	9,589		12,181
Long-term debt, net	$234,474		$245,632

 Interest; Fees

The Third Amendment to the ABL Facility lowered the interest rates applicable to borrowings under the ABL Facility. For LIBOR loans, commencing July 31, 2021 the borrowing margin is, where the average daily total loans outstanding for the previous quarter are (i) less than $95.0 million, 1.25%, (ii) equal to or greater than $95.0 million but less than $180.0 million, 1.50%, and (iii) greater than or equal to $180.0 million, 1.75%. For Base Rate loans, the borrowing margin is, where the average daily total loans outstanding for the previous quarter are (i) less than $95.0 million, 0.50%, (ii) equal to or greater than $95.0 million but less than $180.0 million, 0.75%, and (iii) greater than or equal to $180.0 million, 1.00%. The Third Amendment to the ABL Facility replaced the 0.75% LIBOR floor with a 0.00% LIBOR floor.

The interest rates per annum applicable to the loans under the Term Loan Facility are based on a fluctuating rate of interest measured by reference to, at the borrower’s election, either (1) an adjusted LIBOR rate (with a minimum rate of 1%) plus 9.75%, or (2) an alternative base rate (which is the greater of (i) the prime rate published in the Wall Street Journal, (ii) the federal funds rate, which shall be no lower than 0% plus ½ of 1%, and (iii) the one month LIBOR rate plus 1% per annum) plus 8.75%.

The ABL Facility also includes (i) commitment fees which range from 0.25% based upon the average daily unused commitment (aggregate commitment less loans and letter of credit outstanding) under the ABL Facility for the preceding fiscal quarter and (ii) customary letter of credit fees. As of the end of Fiscal 2021, the Company had no borrowings on the ABL Facility.

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

The Term Loan Facility matures on September 9, 2025 and amortizes at a rate equal to 1.25% per quarter. It is subject to mandatory prepayments in an amount equal to a percentage of the borrower’s excess cash flows in each fiscal year, ranging from 0% to 75% depending on the Company’s total leverage ratio, and with the proceeds of certain asset sales, casualty events and extraordinary receipts. Based upon Fiscal 2021 results, in accordance with the Term Loan Facility, there is no prepayment required. The loan may not be voluntarily prepaid during the first two years of its term, without significant penalties. After the initial two year period, a prepayment premium of 3% applies to voluntary prepayments and certain mandatory prepayments made after September 9, 2022 and on or prior to September 9, 2023, 1% for such prepayments made after September 9, 2023 and on or prior to September 9, 2024, and no premium on such prepayments thereafter.

The Company’s aggregate scheduled maturities of the Term Loan Facility and ABL Facility as of January 28, 2022 are as follows:

Scheduled maturities

(in thousands)
2022	$13,750
2023	13,750
2024	13,750
2025	216,563
2026	—
Total	$257,813

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

As of January 28, 2022, the Company was in compliance with all covenants related to the Debt Facilities.

Events of Default

The Debt Facilities include customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross default to certain other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, material judgments and change of control.

NOTE 4. LEASES

In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”), which changed how companies account for leases. On February 2, 2019, the Company adopted the guidance using the comparatives under 840 option approach which waives the requirement to apply ASC 842 in the comparative periods presented within the financial statements in the year of adoption. Lands’ End elected the practical expedient package, which among other practical expedients, includes the option to retain the historical classification of leases entered into prior to February 2, 2019. The Company also elected the practical expedient to combine lease and non-lease components.

The Company is a lessee under various lease agreements for its Company Operated store operations and computer equipment. The determination of whether an arrangement contains a lease and the classification of a lease, if applicable, is made at lease commencement (date in which the Company takes possession of the asset). At lease commencement the Company also measures and recognizes a right-of-use asset, representing the Company’s right to use the underlying asset, and a lease liability, representing the Company’s obligation to make lease payments under the terms of the arrangement. The lease term is defined as the noncancelable portion of the lease term plus any periods covered by an option to extend the lease, if it is reasonably certain that the option will be exercised. For the purposes of recognizing right-of-use assets and lease liabilities associated with the Company’s leases, the Company has elected the practical expedient of not recognizing a right-of-use asset or lease liability for short-term leases, which are leases with a term of twelve months or less. The Company’s leases are classified as operating leases, which are included in the Operating lease right-of-use asset, Lease liability – current and Lease liability – long-term on the Company's Consolidated Balance Sheets.

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

The Company is a lessee under various lease agreements for its Company Operated store operations and computer equipment. All leases are classified as operating leases. The Company’s leases have remaining terms of less than one year to ten years and contain various renewal options. The period which is subject to an option to extend the lease is included in the lease term if it is reasonably certain that the option will be exercised. Options to extend are reviewed within two years of option date.

The components of lease expense are as follows:

(in thousands)	Fiscal 2021	Fiscal 2020
Operating lease expense	$8,273	$8,516
Variable lease expense	2,312	2,303
Ending balance	$10,585	$10,819

Short-term lease cost was not material for Fiscal 2021 or Fiscal 2020.

Supplemental balance sheet information related to operating leases are as follows:

(in thousands)	Fiscal 2021	Fiscal 2020
Operating lease right-of-use asset	$31,492	$35,475
Lease liability – current	5,617	5,183
Lease liability – long-term	32,731	37,811
Weighted average remaining lease term in years	6.80	7.56
Weighted average discount rate	6.55%	6.44%

Supplemental cash flow information related to operating leases are as follows:

(in thousands)	Fiscal 2021	Fiscal 2020
Operating cash outflows from operating leases	$10,509	$8,710
Operating lease right-of-use-assets obtained in exchange for lease liabilities	1,409	3,406

Maturities of operating lease liabilities as of January 28, 2022 are as follows:

(in thousands)
2022	$9,240
2023	7,435
2024	6,445
2025	5,837
2026	5,006
Thereafter	14,100
Total operating lease payments	$48,063
Less imputed interest	9,715
Present value of lease liabilities	$38,348

In Fiscal 2022, the Company commenced, for accounting purposes, a lease to relocate an existing Company Operated store. The agreement provides for escalating monthly rental payments totaling approximately $5.3 million over the initial lease term of approximately 11 years.

NOTE 5. STOCK-BASED COMPENSATION

The Company expenses the fair value of all stock awards over their respective vesting periods, ensuring that the amount of cumulative compensation cost recognized at any date is at least equal to the portion of the grant-date value of the award that is vested at that date. The Company has elected to adjust compensation expense for an estimated forfeiture rate for those shares not expected to vest and to recognize compensation cost on a straight-line basis for awards that only have a service requirement with multiple vest dates.

The Company has granted the following types of stock awards to employees at management levels and above:

i.

Deferred Awards are in the form of restricted stock units and only require each recipient to complete a service period for the awards to be earned. Deferred Awards generally vest over three years. The fair value of Deferred Awards is based on the closing price of the Company’s common stock on the grant date and is reduced for estimated forfeitures of those awards not expected to vest due to employee turnover.

ii.

Performance Awards are in the form of restricted stock units and have, in addition to a service requirement, performance criteria that must be achieved for the awards to be earned. For Performance Awards granted, the Target Shares earned can range from 50% to 200% once minimum thresholds have been reached and depend on the achievement of Adjusted EBITDA and revenue performance measures for the cumulative period comprised of three consecutive fiscal years beginning in the fiscal year of the grant date. The applicable percentage of the Target Shares, as determined by performance, vest after the completion of the applicable three-year performance period, and unearned Target Shares are forfeited. The fair value of the Performance Awards granted are based on the closing price of the Company’s common stock on the grant date. Stock-based compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover and adjusted based on the Company’s estimate of the percentage of the aggregate Target Shares expected to be earned. Typically, the Company accrues for Performance Awards on a 100% payout unless it becomes probable that the outcome will be significantly different, or the performance can be accurately measured. The performance period has been completed for the Fiscal 2019 Performance Awards and, based on the Company’s performance relative to the Adjusted EBITDA and revenue performance measures, these awards are expected to be issued at 118% of Target Shares. The Fiscal 2021 Performance Awards are accrued at 186% payout.

iii.

Option Awards provide the recipient with the option to purchase a set number of shares at a stated exercise price over the term of the contract, which is ten years for all Option Awards currently outstanding. Options are granted with a strike price equal to the stock price on the date of grant and vest ratably over a four-year period. The fair value of each Option Award is estimated on the grant date using the Black-Scholes option pricing model.

The following table summarizes the Company’s stock-based compensation expense, which is included in Selling and administrative expense in the Consolidated Statements of Operations:

(in thousands)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Deferred Awards	$5,683	$5,752	$5,591
Performance Awards	4,370	2,701	2,352
Option Awards	103	748	748
Total stock-based compensation expense	$10,156	$9,201	$8,690

Deferred Awards

The following table provides a summary of the Deferred Awards activity for Fiscal 2021 and Fiscal 2020:

	Fiscal Year Ended
	January 28, 2022		January 29, 2021
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested deferred awards at beginning of year	1,093	$10.86	745	$18.49
Granted	247	29.90	765	6.97
Vested	(401)	13.89	(299)	19.68
Forfeited	(26)	13.46	(118)	12.22
Unvested deferred awards at end of year	913	$14.60	1,093	$10.86

Total unrecognized stock-based compensation expense related to unvested Deferred Awards was approximately $6.6 million as of January 28, 2022, which is expected to be recognized ratably over a weighted average period of 1.8 years. Deferred Awards granted to employees during Fiscal 2021 vest ratably over a period of three years.

Performance Awards

The following table provides a summary of the Performance Awards activity for Fiscal 2021 and Fiscal 2020:

	Fiscal Year Ended
	January 28, 2022		January 29, 2021
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested performance awards at beginning of year	393	$18.32	412	$18.15
Granted	166	29.95	—	—
Change in estimate - performance	42	15.73	16	21.90
Vested	(165)	21.90	—	—
Forfeited	—	—	(35)	18.02
Unvested performance awards at end of year	436	$21.15	393	$18.32

Total unrecognized stock-based compensation expense related to unvested Performance Awards was approximately $6.0 million as of January 28, 2022 which is expected to be recognized ratably over a weighted average period of 2.1 years. Performance Awards granted to employees during Fiscal 2021 and Fiscal 2019 vest, if earned, after completion of the applicable three-year performance period.

Options Awards

The following table provides a summary of the Options Award activity for Fiscal 2021 and Fiscal 2020:

	Fiscal Year Ended
	January 28, 2022		January 29, 2021
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested option awards at beginning of year	85	$8.73	171	$8.73
Granted	—	—	—	—
Vested	(85)	8.73	(86)	8.73
Forfeited	—	—	—	—
Unvested option awards at end of year	—	$—	85	$8.73

There were no unvested Option Awards as of January 28, 2022. The Option Awards have a life of ten years and vest ratably over the first four years. As of January 28, 2022, 343,135 shares related to Option Awards were exercisable. No options were exercised during the fiscal year ended January 28, 2022.

NOTE 6. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

(in thousands)	January 28, 2022	January 29, 2021
Accrued employee compensation and benefits	$58,833	$54,944
Deferred gift card revenue	33,070	26,798
Reserve for sales returns and allowances	23,421	25,716
Accrued property, sales and other taxes	11,999	24,905
Deferred revenue	8,560	17,187
Other	10,380	12,432
Total other current liabilities	$146,263	$161,982

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

Restricted cash is reflected on the Consolidated Balance Sheets at fair value. The fair value of Restricted cash as of January 28, 2022 and January 29, 2021 was $1.8 million and $1.9 million, respectively, based on Level 1 inputs. Restricted cash amounts are valued based upon statements received from financial institutions.

Carrying values and fair values of other financial instruments in the Consolidated Balance Sheets are as follows:

	January 28, 2022		January 29, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$257,813	$256,439	$271,563	$277,265

Long-term debt, net is reflected in the Consolidated Balance Sheets at amortized cost. The fair value of debt was determined utilizing Level 3 valuation techniques based on a third-party analysis as of January 28, 2022 and January 29, 2021. There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis as of January 28, 2022 and January 29, 2021.

NOTE 8. GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSET

The Company’s intangible assets, consisting of a goodwill and trade name, were originally valued in connection with a business combination accounted for under the purchase accounting method. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired.

The following table summarizes the Company’s goodwill and indefinite-lived intangible asset:

(in thousands)	January 28, 2022	January 29, 2021
Goodwill balance	$106,700	$106,700
Trade name balance	$257,000	$257,000

ASC 350, Intangibles - Goodwill and Other, requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that the carrying amount may not be recoverable. In First Quarter 2020, the Company tested goodwill for impairment in response to the COVID pandemic for its Outfitters and Japan eCommerce reporting units. The testing resulted in no impairment for the Outfitters reporting unit and full impairment of the $3.3 million goodwill allocated to the Japan eCommerce reporting unit, which is recorded in Other operating expense, net in the Consolidated Statements of Operations. The Company completed its annual impairment test for all reporting units in Fiscal 2021, Fiscal 2020 and Fiscal 2019 and no further impairment charges were recorded. Of the total $106.7 million of goodwill recorded as of January 28, 2022, $70.4 million and $36.3 million relates to the Company’s U.S. eCommerce and Outfitters reporting units, respectively.

In Fiscal 2021, Fiscal 2020, and Fiscal 2019, the Company conducted the annual impairment testing of its indefinite-lived intangible asset. There was no impairment of the trade name during any period presented.

NOTE 9. INCOME TAXES

The Company’s income (loss) before income taxes in the United States and in foreign jurisdictions is as follows:

(in thousands)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Income (loss) before income taxes
United States	$52,963	$173	$21,406
Foreign	(6,994)	12,419	(44)
Total income before income taxes	$45,969	$12,592	$21,362

Certain foreign operations are branches of Lands’ End and are subject to U.S. as well as foreign income tax.  The pretax income (loss) by location and the analysis of the income tax provision by taxing jurisdiction are not directly related.

The components of the provision for (benefit from) income taxes are as follows:

(in thousands)	Fiscal 2021	Fiscal 2020	Fiscal 2019
United States	$12,215	$725	$2,105
Foreign	385	1,031	(33)
Total provision	$12,600	$1,756	$2,072

(in thousands)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Current:
Federal	$11,370	$8,334	$979
State	1,627	3,675	1,549
Foreign	385	517	—
Total current	13,382	12,526	2,528
Deferred:
Federal	(1,426)	(8,413)	340
State	644	(2,871)	(763)
Foreign	—	514	(33)
Total deferred	(782)	(10,770)	(456)
Total provision	$12,600	$1,756	$2,072

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Tax at statutory federal tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	3.9%	5.0%	2.9%
Foreign differential	(5.2)%	2.7%	(4.0)%
Permanent differences	1.9%	16.8%	4.3%
CARES Act	—%	(24.6)%	—%
Uncertain tax benefits	1.1%	(1.6)%	(0.8)%
Change in foreign valuation allowance	4.9%	(3.8)%	4.2%
Foreign branches	—%	—%	(15.9)%
Other, net	(0.2)%	(1.6)%	(2.0)%
Total	27.4%	13.9%	9.7%

Deferred tax assets and liabilities consisted of the following:

(in thousands)	January 28, 2022	January 29, 2021	January 31, 2020
Deferred tax assets
Deferred revenue	$6,528	$4,882	$3,797
Legal accruals	2,461	3,551	1,938
Deferred compensation	18,328	16,147	12,507
Reserve for returns	2,958	3,072	2,654
Inventory	3,730	6,390	3,413
CTA investment in foreign subsidiaries	3,361	2,987	3,453
Operating lease liabilities	8,677	9,677	10,319
Other	2,402	2,668	2,764
Net operating loss carryforward	5,211	3,093	6,018
Total deferred tax assets	53,656	52,467	46,863
Less valuation allowance	(6,009)	(3,896)	(6,526)
Net deferred tax assets	$47,647	$48,571	$40,337

Deferred tax liabilities
Intangible assets	$62,295	$62,372	$62,397
LIFO reserve	18,118	15,191	17,503
Property and equipment	4,396	8,660	7,208
Operating lease right-of-use assets	7,089	7,882	8,586
Catalog advertising	1,940	1,812	2,294
Total deferred tax liabilities	93,838	95,917	97,988
Net deferred tax liability	$46,191	$47,346	$57,651

As of January 28, 2022, the Company had $11.3 million of state net operating loss (“NOL”) carryforwards (generating a $0.7 million deferred tax asset) available to offset future taxable income. The state NOL carryforwards generally expire between 2023 and 2039 with certain state NOLs generated after 2017 having indefinite carryforward. The Company’s foreign subsidiaries had $15.2 million of NOL carryforwards (generating a $4.5 million deferred tax asset) available to offset future taxable income. These foreign NOLs can be carried forward indefinitely, however, a valuation allowance was established since the future utilization of these NOLs is uncertain.

A reconciliation of the beginning and ending amount of UTBs is as follows:

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Gross UTB balance at beginning of period	$1,012	$1,202	$1,458
Tax positions related to the prior periods - gross increases (decreases)	539	(190)	(179)
Settlements	(74)	—	(77)
Gross UTB balance at end of period	$1,477	$1,012	$1,202

As of January 28, 2022, the Company had UTBs of $1.5 million. Of this amount, $1.3 million would, if recognized, impact its effective tax rate. The Company does not expect that UTBs will fluctuate significantly in the next 12 months for tax audit settlements and the expiration of the statute of limitations for certain jurisdictions. Tax years 2018 through 2020 remain open for examination by the Internal Revenue Service as well as various state and foreign jurisdictions.

The Company classifies interest expense and penalties related to UTBs and interest income on tax overpayments as components of income tax expense. As of January 28, 2022, the total amount of interest expense and penalties recognized on the balance sheet was $0.6 million ($0.5 million net of federal benefit). As of January 29, 2021, the total amount of interest and penalties recognized on the balance sheet was $0.6 million ($0.5 million net of federal benefit). The total amount of net interest expense recognized in the Consolidated Statements of

Operations was insignificant for all periods presented. The Company files income tax returns in both the United States and various foreign jurisdictions.

Impacts of the CARES Act

In response to the COVID pandemic, the CARES Act was signed into law on March 27, 2020. The CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferment of employer side social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. In Fiscal 2020, the Company recorded a $3.1 million benefit related to the technical corrections aspect of the CARES Act related to carryback of net operating losses in years beginning in 2017.

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

Lands’ End is the defendant in three separate lawsuits, each of which allege adverse health events and personal property damage as a result of wearing uniforms manufactured by Lands’ End: (1) Gilbert et al. v. Lands’ End, Inc., United States District Court for the Western District of Wisconsin, Civil Action No. 3:19-cv-00823-JDP, complaint filed October 3, 2019; (2) Andrews et al. v. Lands’ End, Inc., United States District Court for the Western District of Wisconsin, Civil Action No. 3:19-cv-01066-JDP, complaint filed on December 31, 2019, on behalf of 521 named plaintiffs, later amended to include 1,089 named plaintiffs; and (3) Davis et al. v. Lands’ End, Inc. and Lands’ End Business Outfitters, Inc., United States District Court for the Western District of Wisconsin, Case No. 3:20-cv-00195, complaint filed on March 4, 2020. Plaintiffs in Gilbert, Andrews, and Davis seek nationwide class certification on behalf of similarly situated Delta employees.

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

NOTE 11. RELATED PARTY AGREEMENTS AND TRANSACTIONS

At the time of the Separation, ESL beneficially owned significant portions of both the Company’s and Sears Holdings’ outstanding shares of common stock and therefore, Sears Holdings, the Company’s former parent company, was considered a related party.

On February 11, 2019, Transform Holdco acquired from Sears Holdings substantially all of the go-forward retail footprint and other assets and component businesses of Sears Holdings as a going concern. The Company believes that ESL holds a significant portion of the membership interests of Transform Holdco and therefore considers that entity to be a related party as well.

In connection with and subsequent to the Separation, the Company entered into various agreements with Sears Holdings which, among other things, (i) governed specified aspects of the Company’s relationship following the Separation, especially with regards to the Lands’ End Shops at Sears, and (ii) established terms pursuant to which subsidiaries of Sears Holdings provided services to the Company. Some of these agreements were assumed by and assigned to Transform Holdco, none of which remain in effect or are material to the Company.

Lands’ End Shops at Sears

All Lands’ End Shops at Sears closed by January 31, 2020 and accordingly there was no rent or retail operation related party transactions with Sears Holdings or Transform Holdco in Fiscal 2021 and Fiscal 2020. Total rent, retail services and other costs related to Lands’ End Shops at Sears were $7.7 million in Fiscal 2019.

Sourcing

The Company contracted with a subsidiary of Sears Holdings, which became a subsidiary of Transform Holdco, to provide agreed upon buying agency services, on a non-exclusive basis, in foreign territories from where the Company purchases merchandise. These sourcing services, primarily based upon quantities purchased, included quality-control functions, regulatory compliance, product claims management and new vendor selection and setup assistance. The Company’s contract for these services expired on June 30, 2020.

There was no expense from these sourcing services in Fiscal 2021, $2.2 million in Fiscal 2020 and $7.5 million in Fiscal 2019. These amounts were capitalized into inventory and expensed through cost of goods sold over the course of inventory turns and included in Cost of sales in the Consolidated Statements of Operations.  Additionally, a final payment of $1.0 million was paid to the affiliate of Transform Holdco associated with the transitioning of a sourcing office in Fiscal 2020. This was recorded in Other expense (income), net in the Consolidated Statements of Operations.

In anticipation of the expiration of the buying agency service agreement, the Company established a sourcing office located in Hong Kong which became operational in April 2020.

NOTE 12. SEGMENT REPORTING

The Company’s operating segments consist of U.S. eCommerce, Europe eCommerce, Japan eCommerce, Outfitters, Third Party and Retail. The Company determined that each of the operating segments have similar economic and other qualitative characteristics, thus the results of the operating segments are aggregated into one external reportable segment.

Lands’ End identifies five separate distribution channels for revenue reporting purposes:

•	U.S. eCommerce offers products through the Company’s eCommerce website.
•	International offers products primarily to consumers located in Europe and Japan through eCommerce international websites and third-party affiliates.
•	Outfitters sells uniform and logo apparel to businesses and their employees, as well as to student households through school relationships, located primarily in the U.S.
•	Third Party sells the same products as U.S. eCommerce direct to consumers through third-party marketplace websites and through domestic wholesale customers.
•	Retail sells products through Company Operated stores.

Net revenue is presented by distribution channel in the following table:

(in thousands)	Fiscal 2021	% of Net Revenue	Fiscal 2020	% of Net Revenue	Fiscal 2019	% of Net Revenue
U.S. eCommerce	$1,027,138	62.8%	$961,911	67.4%	$910,088	62.8%
International	220,997	13.5%	222,878	15.6%	181,087	12.5%
Outfitters	254,191	15.5%	174,260	12.2%	285,807	19.7%
Third Party	86,517	5.3%	39,945	2.8%	13,654	0.9%
Retail	47,781	2.9%	28,454	2.0%	59,565	4.1%
Total Net revenue	$1,636,624		$1,427,448		$1,450,201

The geographical allocation of Net revenue is based upon where the product is shipped. The following presents summarized geographical information:

(in thousands)	Fiscal 2021	% of Net Revenue	Fiscal 2020	% of Net Revenue	Fiscal 2019	% of Net Revenue
United States	$1,393,402	85.1%	$1,191,346	83.4%	$1,247,288	86.0%
Europe	179,302	11.0%	175,011	12.3%	137,134	9.5%
Asia	44,383	2.7%	49,725	3.5%	48,470	3.3%
Other	19,537	1.2%	11,366	0.8%	17,309	1.2%
Total Net revenue	$1,636,624		$1,427,448		$1,450,201

Other than the United States and Europe, no geographic region represented more than 10% of Net revenue.

Property and equipment, net by geographical location are as follows:

(in thousands)	Fiscal 2021	Fiscal 2020	Fiscal 2019
United States	$121,259	$136,038	$148,340
Europe	7,879	8,267	8,716
Asia	653	983	609
Total Property and equipment, net	$129,791	$145,288	$157,665

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

Based on their evaluation, the Chief Executive Officer and the President and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15-d-15(e) under the Securities Exchange Act of 1934, as amended) are effective as of January 28, 2022.

Management’s Annual Report on Internal Control over Financial Reporting

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

Management, including our Chief Executive Officer and our President and Chief Financial Officer conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation our management concluded that our internal control over financial reporting was effective as of January 28, 2022. Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies including our Company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. There have not been any changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended January 28, 2022 that have materially impacted, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 10 with respect to directors, the audit committee, audit committee financial experts and Section 16(a) beneficial ownership reporting compliance is included under the headings “Item 1. Election of Directors - Committees of the Board,” “Corporate Governance - Director Independence” and in the biographies of the directors contained in “Item 1. Election of Directors,” in our definitive proxy statement for our annual meeting of stockholders to be held on May 11, 2022 (the “2022 Proxy Statement”) which are incorporated herein by reference.  With regard to the information required by this item regarding compliance with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in our 2022 Proxy Statement under the heading “Other Information - Delinquent Section 16(a) Reports”, and such disclosure, if any, is incorporated herein by reference. The 2022 Proxy Statement will be filed within 120 days after the end of our fiscal year.

The information required by this Item 10 regarding the Company’s executive officers is set forth under the heading “Information about our Executive Officers” in Part I of this Form 10-K and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth in our 2022 Proxy Statement under Item 1. Election of Directors (i) under the heading “Compensation of Directors,” and (ii) under the heading “Executive Compensation,” under the subheadings “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2021 Fiscal Year End,” “Option Exercises and Stock Vested,” “Employment Arrangements,” “Potential Payments upon Termination of Employment,” and “CEO Pay Ratio,” and is incorporated herein by reference. The material incorporated herein by reference to the information set forth under the heading “Executive Compensation - Compensation Committee Report” of the 2022 Proxy Statement shall be deemed furnished, and not filed, in this Annual Report on Form 10-K and shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, as a result of this furnishing except to the extent that it is specifically incorporated by reference by the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading “Item 1. Election of Directors - Beneficial Ownership of the Company’s Common Stock” of the 2022 Proxy Statement.

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company’s equity compensation plans as of January 28, 2022:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	Weighted- average exercise price of outstanding options, warrants and rights*	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))** (in thousands)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,398	22.00	1,331
Equity compensation plans not approved by security holders***	294	18.10	—
Total	1,692	18.66	1,331

*	The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding awards of RSUs, which have no exercise price.
**

Represents shares of common stock that may be issued pursuant to the Lands’ End, Inc. Amended and Restated 2017 Stock Plan (the “2017 Stock Plan”). Awards under the 2017 Stock Plan may be restricted stock, stock unit awards, incentive stock options, nonqualified stock options, stock appreciation rights, or certain other stock-based awards.

***

In connection with commencing employment, on March 6, 2017, our CEO was granted options to purchase 294,118 shares of the Company’s common stock all of which were outstanding and exercisable, and 117,647 restricted stock units all of which had vested, as of January 28, 2022.  These awards were made as inducement grants outside of our stockholder approved stock plans in accordance with NASDAQ Listing Rule 5635(c)(4).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the material under the headings “Certain Relationships and Transactions” and “Corporate Governance” of the 2022 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accountant fees and services is incorporated herein by reference to the material under the heading “Item 3. Ratification of Appointment of Independent Registered Public Accounting Firm - Independent Registered Public Accounting Firm Fees” of the 2022 Proxy Statement.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

The following information required under this item is filed as part of this report:

1. Financial Statements

See the listing of Financial Statements included as a part of this Form 10-K in Item 8 of Part II on page 43 of this report.

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

The following documents are filed (or furnished, where indicated) as exhibits hereto:

Exhibit Number	Exhibit Description

2.1

Separation and Distribution Agreement, dated as of April 4, 2014, by and between Sears Holdings Corporation and Lands’ End, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 8, 2014 (File No. 001-09769)).

*3.1	Amended and Restated Certificate of Incorporation of Lands’ End, Inc.

3.2	Amended and Restated Bylaws of Lands’ End, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 8, 2014 (File No. 001-09769)).

4.1

ABL Credit Agreement, dated as of November 16, 2017, by and between Lands’ End, Inc. (as the Lead Borrower), Wells Fargo Bank, N.A. (as Agent, L/C Issuer and Swing Line Lender), the Other Lenders party thereto, Wells Fargo Bank, N.A. (as Sole Lead Arranger and Sole Bookrunner) and BMO Harris Bank, N.A. (as Syndication Agent), and SunTrust Bank (as Documentation Agent) (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018 (File No. 001-09769)).

4.2

First Amendment to ABL Credit Agreement, dated December 3, 2019, by and between Lands’ End, Inc. (as the Lead Borrower), Wells Fargo Bank, N.A. (as Agent, L/C Issuer and Swing Line Lender), the Other Lenders party thereto, Citizens Bank, N.A. (as Lender) and Suntrust Bank (as Lender), BMO Harris Bank N.A. (as Lender), and JPMorgan Chase Bank N.A. (as Lender) (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2020 (File No. 001-09769)).

4.3

Second Amendment to ABL Credit Agreement, dated August 12, 2020, by and among Lands’ End, Inc. (as the Lead Borrower), the guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association (as Agent, L/C Issuer and Swing Line Lender) (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2020 (File No. 001-09769)).

4.4

Third Amendment to ABL Credit Agreement, dated July 29, 2021, by and among Lands’ End, Inc. (as the Lead Borrower), the guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association (as administrative agent and collateral agent) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on August 4, 2021 (File No. 001-09769)).

4.5

Term Loan Credit Agreement, dated September 9, 2020, among Lands’ End Inc., as the Borrower, Fortress Credit Corp., as Administrative Agent and Collateral Agent, and the lenders party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on September 15, 2020 (File No. 001-09769)).

4.6

Guaranty and Security Agreement, dated September 9, 2020, by Lands’ End, Inc., as the Borrower, and the other grantors party thereto and Fortress Credit Corp., as Agent (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on September 15, 2020 (File No. 001-09769)).

*4.7	Description of Securities Registered Under Section 12 of the Exchange Act.

10.1	Lands’ End, Inc. Amended and Restated 2017 Stock Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Lands’ End, Inc. on May 13, 2019 (File No. 001-09769)).**

10.2

Director Compensation Policy effective as of March 19, 2019 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2019 (File No. 001-09769))**

10.3

Lands’ End, Inc. Umbrella Incentive Program (As Amended and Restated) (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).**

10.4

Lands’ End, Inc. 2014 Stock Plan (As Amended and Restated) (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).**

10.5	Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 16, 2021 (File No. 001-09769)).**

10.6	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 16, 2021 (File No. 001-09769)).**

10.7	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 16, 2021 (File No. 001-09769)).**

10.8

Lands’ End, Inc. Annual Incentive Plan (As Amended and Restated) (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).**

10.9

Lands’ End, Inc. Long-Term Incentive Program (As Amended and Restated) (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).**

10.10

Lands’ End, Inc. Cash Long-Term Incentive Plan (As Amended and Restated) (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).**

10.11

Letter from Lands’ End, Inc. to Jerome S. Griffith relating to employment, dated December 19, 2016 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2017 (File No. 001-09769)).**

10.12

Executive Severance Agreement by and between Lands’ End, Inc. and Jerome S. Griffith, dated December 19, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2021 (File No. 001-09769)).**

10.13

Sign-on Restricted Stock Unit Agreement dated March 6, 2017 between Lands’ End, Inc. and Jerome S. Griffith (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2017 (File No. 001-09769)).**

10.14

Sign-on Nonqualified Stock Option Agreement dated March 6, 2017 between Lands’ End, Inc. and Jerome S. Griffith (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2017 (File No. 001-09769)).**

10.15

Letter from Lands’ End, Inc. to James Gooch relating to employment, dated January 26, 2016 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2016 (File No. 001-09769)).**

10.16

Letter from Lands’ End, Inc. to James Gooch relating to employment, dated December 20, 2016 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2017 (File No. 001-09769)).**

10.17

Letter from Lands’ End, Inc. to James Gooch relating to employment, dated March 29, 2017 (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2017 (File No. 001-09769)).**

10.18

Amended and Restated Executive Severance Agreement by and between Lands’ End, Inc. and James Gooch, dated July 2, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2021 (File No. 001-09769)).**

10.19

Letter from Lands’ End, Inc. to Peter L. Gray relating to employment, dated April 21, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 28, 2017 (File No. 001-09769)).**

10.20

Executive Severance Agreement by and between Lands’ End, Inc. and Peter L. Gray, dated April 21, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2021 (File No. 001-09769)).**

10.21

Letter from Lands’ End, Inc. to Chieh Tsai relating to employment, dated January 3, 2019 (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2019 (File No. 001-09769)).**

10.22

Executive Severance Agreement dated January 7, 2019 between Lands’ End, Inc. and its affiliates and subsidiaries and Chieh Tsai (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2019 (File No. 001-09769)).**

10.23

Letter from Lands’ End, Inc. to Sarah Rasmusen relating to employment, dated October 16, 2017 (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2021 (File No. 001-09769)).**

10.24

Letter from Lands’ End, Inc. to Sarah Rasmusen relating to employment, dated September 4, 2019 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2021 (File No. 001-09769)).**

10.25

Executive Severance Agreement dated October 16, 2017 between Lands’ End, Inc. and Sarah Rasmusen (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2021 (File No. 001-9769)).**

16.1

Letter to Securities and Exchange Commission from Deloitte & Touche LLP, dated March 18, 2022 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on March 18, 2022 (File No. 001-09769)).

*21	Subsidiaries of Lands’ End, Inc.

*23	Consent of Deloitte & Touche LLP.

*31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

***32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

*	Filed herewith.
**	A management contract or compensatory plan or arrangement.
***	Furnished herewith.

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

LANDS’ END, INC. (Registrant)
By:	/s/ James Gooch
Name:	James Gooch
Title:	President and Chief Financial Officer
Date:	March 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:		Date:
/s/ Jerome Griffith	Director and Chief Executive Officer (Principal Executive Officer)	March 24, 2022
Jerome Griffith

/s/ James Gooch	President and Chief Financial Officer (Principal Financial Officer)	March 24, 2022
James Gooch

/s/ Bernard McCracken	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 24, 2022
Bernard McCracken

/s/ Josephine Linden	Chair of the Board of Directors	March 24, 2022
Josephine Linden

/s/ Robert Galvin	Director	March 24, 2022
Robert Galvin

/s/ Elizabeth Leykum	Director	March 24, 2022
Elizabeth Leykum

/s/ John T. McClain	Director	March 24, 2022
John T. McClain

/s/ Maureen Mullen Murphy	Director	March 24, 2022
Maureen Mullen Murphy

/s/ Jignesh Patel	Director	March 24, 2022
Jignesh Patel

/s/ Jonah Staw	Director	March 24, 2022
Jonah Staw