Form 10-Q
period 2022-04-29
LANDS' END, INC.
filed 2022-06-02
CIK 799288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 29, 2022

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

As of May 27, 2022, the registrant had 33,413,971 shares of common stock, $0.01 par value, outstanding.

LANDS’ END, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED APRIL 29, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDS’ END, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	13 Weeks Ended
(in thousands, except per share data)	April 29, 2022	April 30, 2021
Net revenue	$303,665	$321,297
Cost of sales (excluding depreciation and amortization)	174,490	173,560
Gross profit	129,175	147,737

Selling and administrative	115,693	125,522
Depreciation and amortization	9,584	9,904
Other operating expense, net	—	443
Operating income	3,898	11,868
Interest expense	8,169	9,060
Other (income), net	(161)	(167)
(Loss) income before income taxes	(4,110)	2,975
Income tax (benefit) expense	(1,739)	336
NET (LOSS) INCOME	$(2,371)	$2,639
NET (LOSS) INCOME PER COMMON SHARE
Basic:	$(0.07)	$0.08
Diluted:	$(0.07)	$0.08

Basic weighted average common shares outstanding	33,163	32,769
Diluted weighted average common shares outstanding	33,163	33,712

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Comprehensive Operations

(Unaudited)

	13 Weeks Ended
(in thousands)	April 29, 2022	April 30, 2021
NET (LOSS) INCOME	$(2,371)	$2,639
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(3,094)	311
COMPREHENSIVE (LOSS) INCOME	$(5,465)	$2,950

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	April 29, 2022	April 30, 2021	January 28, 2022
ASSETS
Current assets
Cash and cash equivalents	$22,027	$36,181	$34,301
Restricted cash	2,145	2,327	1,834
Accounts receivable, net	52,134	41,350	49,668
Inventories, net	436,859	394,287	384,241
Prepaid expenses and other current assets	39,197	36,527	36,905
Total current assets	552,362	510,672	506,949
Property and equipment, net	127,430	139,991	129,791
Operating lease right-of-use asset	33,332	34,258	31,492
Goodwill	106,700	106,700	106,700
Intangible asset	257,000	257,000	257,000
Other assets	4,740	4,056	4,702
TOTAL ASSETS	$1,081,564	$1,052,677	$1,036,634
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$13,750	$13,750	$13,750
Accounts payable	130,955	105,597	145,802
Lease liability – current	5,557	4,962	5,617
Other current liabilities	90,777	145,206	146,263
Total current liabilities	241,039	269,515	311,432
Long-term borrowings on ABL Facility	125,000	80,000	—
Long-term debt, net	231,703	242,790	234,474
Lease liability – long-term	34,855	36,693	32,731
Deferred tax liabilities	45,612	47,441	46,191
Other liabilities	4,950	6,085	5,110
TOTAL LIABILITIES	683,159	682,524	629,938
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 authorized: 480,000 shares; issued and outstanding: 33,413, 32,977 and 32,985, respectively	334	330	330
Additional paid-in capital	371,583	366,868	374,413
Retained earnings	42,224	13,865	44,595
Accumulated other comprehensive (loss)	(15,736)	(10,910)	(12,642)
TOTAL STOCKHOLDERS’ EQUITY	398,405	370,153	406,696
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,081,564	$1,052,677	$1,036,634

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	13 Weeks Ended
(in thousands)	April 29, 2022	April 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(2,371)	$2,639
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	9,584	9,904
Amortization of debt issuance costs	765	775
Loss on disposal of property and equipment	—	443
Stock-based compensation	1,484	2,513
Deferred income taxes	244	8
Other	(232)	276
Change in operating assets and liabilities:
Accounts receivable, net	(2,824)	(3,915)
Inventories, net	(56,320)	(11,932)
Accounts payable	(15,331)	(28,545)
Other operating assets	(2,862)	4,820
Other operating liabilities	(54,547)	(15,688)
Net cash used in operating activities	(122,410)	(38,702)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(6,965)	(4,942)
Net cash used in investing activities	(6,965)	(4,942)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under ABL Facility	126,000	75,000
Payments of borrowings under ABL Facility	(1,000)	(20,000)
Payments on term loan	(3,438)	(3,438)
Payments for taxes related to net share settlement of equity awards	(4,310)	(5,013)
Payment of debt-issuance costs	—	(35)
Net cash provided by financing activities	117,252	46,514
Effects of exchange rate changes on cash, cash equivalents and restricted cash	160	(156)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(11,963)	2,714
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	36,135	35,794
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$24,172	$38,508
SUPPLEMENTAL CASH FLOW DATA
Unpaid liability to acquire property and equipment	$3,433	$3,227
Income taxes paid, net of refunds	$16	$(5,152)
Interest paid	$7,127	$7,911
Lease liabilities arising from obtaining operating lease right-of-use assets	$3,722	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock Issued		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
(in thousands)	Shares	Amount	Capital	Earnings	(Loss)	Equity
Balance at January 28, 2022	32,985	$330	$374,413	$44,595	$(12,642)	$406,696
Net loss	—	—	—	(2,371)	—	(2,371)
Cumulative translation adjustment, net of tax	—	—	—	—	(3,094)	(3,094)
Stock-based compensation expense	—	—	1,484	—	—	1,484
Vesting of restricted shares	660	4	(4)	—	—	—
Common stock withheld related to net share settlement of equity awards	(232)	—	(4,310)	—	—	(4,310)
Balance at April 29, 2022	33,413	$334	$371,583	$42,224	$(15,736)	$398,405

	Common Stock Issued		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
(in thousands)	Shares	Amount	Capital	Earnings	(Loss)	Equity
Balance at January 29, 2021	32,614	$326	$369,372	$11,226	$(11,221)	$369,703
Net income	—	—	—	2,639	—	2,639
Cumulative translation adjustment, net of tax	—	—	—	—	311	311
Stock-based compensation expense	—	—	2,513	—	—	2,513
Vesting of restricted shares	553	4	(4)	—	—	—
Common stock withheld related to net share settlement of equity awards	(190)	—	(5,013)	—	—	(5,013)
Balance at April 30, 2021	32,977	$330	$366,868	$13,865	$(10,910)	$370,153

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BACKGROUND AND BASIS OF PRESENTATION

Description of Business

Lands’ End, Inc. (“Lands’ End” or the “Company”) is a leading uni-channel retailer of casual clothing, accessories, footwear and home products. Lands’ End offers products online at www.landsend.com, through Company Operated stores and through third-party distribution channels. Lands’ End is a classic American lifestyle brand with a passion for quality, legendary service and real value and seeks to deliver timeless style for women, men, kids and the home. References to www.landsend.com do not constitute incorporation by reference of the information at www.landsend.com, and such information is not part of this Quarterly Report on Form 10-Q or any other filings with the SEC, unless otherwise explicitly stated.

Terms that are commonly used in the Company’s Notes to Condensed Consolidated Financial Statements are defined as follows:

•	ABL Facility – Asset-based senior secured credit agreement, providing for a revolving facility, dated as of November 16, 2017, with Wells Fargo Bank, N.A. and certain other lenders, as amended to date

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

•	Company Operated stores – Lands’ End retail stores in the Retail distribution channel

•	Debt Facilities – Collectively, the Term Loan Facility and ABL Facility

•	Deferred Awards – Time vesting stock awards

•	EPS – Earnings per share

•	First Quarter 2022 – The 13 weeks ended April 29, 2022

•	First Quarter 2021 – The 13 weeks ended April 30, 2021

•	First Quarter 2019 – The 13 weeks ended May 3, 2019

•	GAAP – Accounting principles generally accepted in the United States

•	LIBOR – London inter-bank offered rate

•	Option Awards – Stock option awards

•	Performance Awards – Performance-based stock awards

•	SEC – United States Securities and Exchange Commission

•	Term Loan Facility – Term loan credit agreement, dated as of September 9, 2020, among the Company, Fortress Credit Corp., as Administrative Agent and Collateral Agent, and the lenders party thereto

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Lands’ End, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all material adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. Dollar amounts are reported in thousands, except per share data, unless otherwise noted. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Lands’ End Annual Report on Form 10-K filed with the SEC on March 24, 2022.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

There were no new accounting standards adopted that had an impact on the Company’s financial statements during the 13 weeks ended April 29, 2022.

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

The following table summarizes the components of basic and diluted EPS:

	13 Weeks Ended
(in thousands, except per share amounts)	April 29, 2022	April 30, 2021
Net (loss) income	$(2,371)	$2,639

Basic weighted average common shares outstanding	33,163	32,769
Dilutive effect of stock awards	—	943
Diluted weighted average common shares outstanding	33,163	33,712

Basic (loss) earnings per share	$(0.07)	$0.08
Diluted (loss) earnings per share	$(0.07)	$0.08

Stock awards are considered anti-dilutive based on the application of the treasury stock method or in the event of a net loss. Anti-dilutive shares excluded from the diluted weighted average shares outstanding were 1,427,987 and 115,345 in the 13 weeks ended April 29, 2022 and April 30, 2021, respectively.

NOTE 4. OTHER COMPREHENSIVE (LOSS) INCOME

Other comprehensive (loss) income encompasses all changes in equity other than those arising from transactions with stockholders and is comprised solely of foreign currency translation adjustments.

	13 Weeks Ended
(in thousands)	April 29, 2022	April 30, 2021
Beginning balance: Accumulated other comprehensive (loss) (net of tax of $3,361 and $2,987, respectively)	$(12,642)	$(11,221)
Other comprehensive (loss) income:
Foreign currency translation adjustments (net of tax of $823 and $(87), respectively)	(3,094)	311
Ending balance: Accumulated other comprehensive (loss) (net of tax of $4,184 and $2,900, respectively)	$(15,736)	$(10,910)

No amounts were reclassified out of Accumulated other comprehensive (loss) during any of the periods presented.

NOTE 5. DEBT

ABL Facility

The Company’s $275.0 million revolving ABL Facility includes a $70.0 million sublimit for letters of credit and is available for working capital and other general corporate liquidity needs. On July 29, 2021, the Company executed the Third Amendment to the ABL Facility resulting in favorable financial terms and extension of the maturity date of the ABL Facility, as discussed below. The amount available to borrow is subject to the Loan Cap, as defined in the agreement, which considers the Borrowing Base calculated from eligible inventory, trade receivables and credit card receivables as defined in the agreement.

The following table summarizes the Company’s borrowing availability, before consideration of the Loan Cap, under the ABL Facility:

	April 29, 2022		April 30, 2021		January 28, 2022
(in thousands)	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
ABL Facility maximum borrowing	$275,000		$275,000		$275,000
Less: Outstanding borrowings	125,000	1.84%	80,000	2.75%	—	―%
Less: Outstanding letters of credit	14,619		16,920		23,521
Borrowing availability under ABL Facility	$135,381		$178,080		$251,479

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

The Company’s long-term debt consisted of the following:

	April 29, 2022		April 30, 2021		January 28, 2022
(in thousands)	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Term Loan Facility	$254,375	10.76%	$268,125	10.75%	$257,813	10.75%
Less: Current portion of long-term debt	13,750		13,750		13,750
Less: Unamortized debt issuance costs	8,922		11,585		9,589
Long-term debt, net	$231,703		$242,790		$234,474

Interest; Fees

The Third Amendment to the ABL Facility, effective July 31, 2021, lowered the applicable margin interest rates applicable to the referenced rate, selected at the borrower’s election, either (1) adjusted LIBOR or (2) a base rate which the greater of (a) the federal funds rate plus 0.50%, (b) the one month LIBOR rate plus 1.00%, or (c) the Wells Fargo “prime rate”. For all loans, the borrowing margin is based upon the average daily total loans outstanding for the previous quarter. The applicable borrowing margin for LIBOR loans is (i) less than $95.0 million, 1.25%, (ii) equal to or greater than $95.0 million but less than $180.0 million, 1.50%, and (iii) greater than or equal to $180.0 million, 1.75%. For base rate loans, the applicable borrowing margin is (i) less than $95.0 million for the previous quarter, 0.50%, (ii) equal to or greater than $95.0 million but less than $180.0 million, 0.75%, and (iii) greater than or equal to $180.0 million, 1.00%. The Third Amendment to the ABL Facility replaced the 0.75% LIBOR floor with a 0.00% LIBOR floor.

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

The ABL Facility fees include (i) commitment fees of 0.25% based upon the average daily unused commitment (aggregate commitment less loans and letter of credit outstanding) under the ABL Facility for the preceding fiscal quarter and (ii) customary letter of credit fees. As of April 29, 2022, the Company had borrowings of $125.0 million on the ABL Facility.

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

The Term Loan Facility matures on September 9, 2025 and amortizes at a rate equal to 1.25% per quarter. It is subject to mandatory prepayments in an amount equal to a percentage of the borrower’s excess cash flows in each fiscal year, ranging from 0% to 75% depending on the Company’s total leverage ratio, and with the proceeds of certain asset sales, casualty events and extraordinary receipts. The loan may not be voluntarily prepaid during the first two years of its term, without significant penalties. After the initial two-year period, a prepayment premium of 3% applies to voluntary prepayments and certain mandatory prepayments made after September 9, 2022 and on or prior to September 9, 2023, 1% for such prepayments made after September 9, 2023 and on or prior to September 9, 2024 and no premium on such prepayments thereafter.

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

Representations and Warranties; Covenants

Subject to specified exceptions, the Debt Facilities contain various representations and warranties, and restrictive covenants that, among other things, restrict Lands’ End, Inc.’s and its subsidiaries’ ability to incur indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers or change the nature of their business.

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

As of April 29, 2022, the Company was in compliance with its financial covenants in the Debt Facilities.

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

NOTE 6. STOCK-BASED COMPENSATION

The Company expenses the fair value of all stock awards over their respective vesting periods, ensuring that the amount of cumulative stock-based compensation expense recognized at any date is at least equal to the portion of the grant-date fair value of the award that is vested at that date. The Company has elected to adjust stock-based compensation expense for an estimated forfeiture rate for those shares not expected to vest and to recognize stock-based compensation expense on a straight-line basis for awards that only have a service requirement with multiple vest dates.

The Company has granted the following types of stock awards to employees at management levels and above, each of which are granted under the Company’s stockholder approved stock plans, other than inducement grants outside of the Company’s stockholder approved stock plans in accordance with NASDAQ Listing Rule 5635(c)(4):

•

Deferred Awards are in the form of restricted stock units and only require each recipient to complete a service period for the awards to be earned. Deferred Awards generally vest over three years. The fair value of Deferred Awards is based on the closing price of the Company's common stock on the grant date. Stock-based compensation expense is recognized ratably over the service period and is reduced for estimated forfeitures of those awards not expected to vest due to employee turnover.

•

Performance Awards are in the form of restricted stock units and have, in addition to a service requirement, performance criteria that must be achieved for the awards to be earned. For Performance Awards granted, the Target Shares earned can range from 50% to 200% once minimum thresholds have been reached and depend on the achievement of Adjusted EBITDA and revenue performance measures for the cumulative period comprised of three-consecutive fiscal years beginning with the fiscal year of the grant date. The applicable percentage of the Target Shares, as determined by performance, vest after the completion of the applicable three-year performance period and upon determination of achievement of the performance measures by the Compensation Committee of the Board of Directors, and unearned Target Shares are forfeited. The fair value of the Performance Awards granted are based on the closing price of the Company’s common stock on the grant date. Stock-based compensation expense is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover and adjusted based on the Company’s estimate of the percentage of the aggregate Target Shares expected to be earned. Typically, the Company accrues for Performance Awards on a 100% payout unless it becomes probable that the outcome will be significantly different, or the performance can be accurately measured. The performance period has been completed for the Performance Awards granted during First Quarter 2019 and, based on the Company’s performance relative to the Adjusted EBITDA and revenue performance measures, these awards vested on March 25, 2022 at 118% of Target Shares. The stock-based compensation expense associated with the Performance Awards granted to employees during First Quarter 2022 and First Quarter 2021 is accrued at 100% and 114% payout, respectively.

•

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

The following table provides a summary of the Company’s stock-based compensation expense, which is included in Selling and administrative expense in the Condensed Consolidated Statements of Operations:

	13 Weeks Ended
(in thousands)	April 29, 2022	April 30, 2021
Deferred awards	$1,555	$1,361
Performance awards (1)	(71)	1,049
Option awards	—	103
Total stock-based compensation expense	$1,484	$2,513
(1)

Net credit expense for the 13 weeks ended April 29, 2022 includes the reduction of the accrual for Performance Awards granted during First Quarter 2021 from 186% payout as of January 28, 2022 to 114% payout based on actual and projected results relative to performance measures.

The following table provides a summary of the Deferred Awards activity for the 13 weeks ended April 29, 2022:

	Deferred Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested deferred awards as of January 28, 2022	913	$14.60
Granted	373	20.65
Vested	(390)	14.13
Forfeited or expired	—	—
Unvested deferred awards as of April 29, 2022	896	17.32

Total unrecognized stock-based compensation expense related to unvested Deferred Awards was approximately $11.9 million as of April 29, 2022, which is expected to be recognized ratably over a weighted average period of 2.4 years. Deferred Awards granted to employees during the 13 weeks ended April 29, 2022 vest ratably over a period of three years.

The following table provides a summary of the Performance Awards activity for the 13 weeks ended April 29, 2022:

	Performance Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested performance awards as of January 28, 2022	436	$21.15
Granted (2)	248	20.65
Vested	(270)	15.73
Forfeited or expired	—	—
Unvested performance awards as of April 29, 2022	414	24.39

(2)	Performance shares granted assume achievement performance at 100% of target.

Total unrecognized stock-based compensation expense related to unvested Performance Awards was approximately $7.3 million as of April 29, 2022, which is expected to be recognized ratably over a weighted average period of 2.5 years. Performance Awards granted to employees during the 13 weeks ended April 29, 2022 vest, if earned, after completion of the applicable three-year performance period.

There were no unvested Option Awards as of April 29, 2022. The Option Awards have a life of ten years and vested ratably over the first four years. As of April 29, 2022, 343,135 shares related to Option Awards were exercisable. No options have been exercised as of April 29, 2022.

NOTE 7. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

(in thousands)	April 29, 2022	April 30, 2021	January 28, 2022
Deferred gift card revenue	$32,015	$27,466	$33,070
Accrued employee compensation and benefits	19,313	31,499	58,833
Reserve for sales returns and allowances	15,583	18,664	23,421
Accrued taxes	9,794	30,930	11,999
Deferred revenue	6,074	25,374	8,560
Other	7,998	11,273	10,380
Total other current liabilities	$90,777	$145,206	$146,263

NOTE 8. FAIR VALUE MEASUREMENTS OF FINANCIAL ASSETS AND LIABILITIES

Restricted cash is reflected on the Condensed Consolidated Balance Sheets at fair value. The fair value of restricted cash was $2.1 million, $2.3 million and $1.8 million as of April 29, 2022, April 30, 2021 and January 28, 2022, respectively, based on Level 1 inputs. Restricted cash amounts are valued based upon statements received from financial institutions.

Carrying values and fair values of long-term debt, including current portion, in the Condensed Consolidated Balance Sheets are as follows:

	April 29, 2022		April 30, 2021		January 28, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$254,375	$245,139	$268,125	$265,410	$257,813	$256,439

Long-term debt, including current portion, was valued utilizing Level 3 valuation techniques based on a third-party valuation model to complete the analysis on April 29, 2022, April 30, 2021 and January 28, 2022. There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis as of April 29, 2022, April 30, 2021 and January 28, 2022.

NOTE 9. INCOME TAXES

Provision for Income Taxes

At the end of each quarter, the Company estimates its effective income tax rate pursuant to ASC 740. The rate for the period consists of the tax rate expected to be applied for the full year to ordinary income adjusted for any discrete items recorded in the period.

The Company recorded a tax benefit at an overall effective tax rate of 42.3% for the 13 weeks ended April 29, 2022 and a tax expense at an overall effective tax rate of 11.3% for the 13 weeks ended April 30, 2021. The overall effective tax rates for the 13 weeks ended April 29, 2022 and the 13 weeks ended April 30, 2021 reflect a tax benefit as a result of stock-based compensation.

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

As disclosed in the Company’s Annual Report on Form 10-K for the year ended January 28, 2022, the Company is the defendant in three separate lawsuits, each of which allege adverse health events and personal property damage as a result of wearing uniforms manufactured by Lands’ End: (1) Gilbert et al. v. Lands’ End, Inc., United States District Court for the Western District of Wisconsin, Civil Action No. 3:19-cv-00823-JDP, complaint filed October 3, 2019; (2) Andrews et al. v. Lands’ End, Inc., United States District Court for the Western District of Wisconsin, Civil Action No. 3:19-cv-01066-JDP, complaint filed on December 31, 2019, on behalf of 521 named plaintiffs, later amended to include 1,089 named plaintiffs; and (3) Davis et al. v. Lands’ End, Inc. and Lands’ End Business Outfitters, Inc., United States District Court for the Western District of Wisconsin, Case No. 3:20-cv-00195, complaint filed on March 4, 2020. Plaintiffs in Gilbert, Andrews, and Davis seek nationwide class certification on behalf of similarly situated Delta employees.

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

NOTE 11. SEGMENT REPORTING

The Company’s operating segments consist of: U.S. eCommerce, Europe eCommerce, Japan eCommerce, Outfitters, Third Party and Retail. The Company determined that each of the operating segments have similar economic and other qualitative characteristics, thus the results of the operating segments are aggregated into one reportable external segment.

Lands’ End identifies five separate distribution channels for revenue reporting purposes:

•	U.S. eCommerce offers products through the Company’s eCommerce website.

•	International offers products primarily to consumers located in Europe and Japan through eCommerce international websites and third-party affiliates.

•	Outfitters sells uniform and logo apparel to businesses and their employees, as well as to student households through school relationships, located primarily in the U.S.

•	Third Party sells the same products as U.S. eCommerce but direct to consumers through third-party marketplace websites and through domestic wholesale customers.

•	Retail sells products through Company Operated stores.

Net revenue is presented by distribution channel in the following table:

	13 Weeks Ended
(in thousands)	April 29, 2022	April 30, 2021
Net revenue:
U.S. eCommerce	$174,893	$203,573
International	44,178	56,444
Outfitters	53,962	40,680
Third Party	21,642	11,804
Retail	8,990	8,796
Total Net revenue	$303,665	$321,297

NOTE 12. REVENUE

Revenue includes sales of merchandise and delivery revenue related to merchandise sold. Substantially all of the Company’s revenue is recognized when control of product passes to customers, which for the U.S. eCommerce, International, Outfitters and Third Party distribution channels is when the merchandise is received by the customer and for the Retail distribution channel is at the time of sale in the store. The Company recognizes revenue, including shipping and handling fees billed to customers, in the amount expected to be received when control of the Company's products transfers to customers, and is presented net of various forms of promotions, which range from contractually-fixed percentage price reductions to sales returns, discounts, and other incentives that may vary in amount. Variable amounts are estimated based on an analysis of historical experience and adjusted as better estimates become available.

The Company’s revenue is disaggregated by distribution channel and geographic location. Revenue by distribution channel is presented in Note 11, Segment Reporting. Revenue by geographic location was:

	13 Weeks Ended
(in thousands)	April 29, 2022	April 30, 2021
Net revenue:
United States	$255,274	$260,406
Europe	36,129	46,887
Asia	8,697	10,059
Other	3,565	3,945
Total Net revenue	$303,665	$321,297

Contract Liabilities

Contract liabilities consist of payments received in advance of the transfer of control to the customer. As products are delivered and control transfers, the Company recognizes the deferred revenue in Net revenue in the Condensed Consolidated Statements of Operations. The following table summarizes the deferred revenue associated with payments received in advance of the transfer of control to the customer, which is reported in Other current liabilities in the Condensed Consolidated Balance Sheets, as well as amounts recognized through Net revenue for each period presented. The majority of deferred revenue as of April 29, 2022 is expected to be recognized in Net revenue in the fiscal quarter ending July 29, 2022, as products are delivered to customers.

	13 Weeks Ended
(in thousands)	April 29, 2022	April 30, 2021
Deferred revenue beginning of period	$8,560	$17,187
Deferred revenue recognized in period	(8,346)	(16,973)
Revenue deferred in period	5,860	25,160
Deferred revenue end of period	$6,074	$25,374

Revenue from gift cards is recognized when (i) the gift card is redeemed by the customer for merchandise, or (ii) as gift card breakage, an estimate of gift cards which will not be redeemed where the Company does not have a legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions. Gift card breakage is recorded within Net revenue in the Condensed Consolidated Statements of Operations. Prior to their redemption, gift cards are recorded as a liability and included within Other current liabilities in the Condensed Consolidated Balance Sheets. The liability is estimated based on expected breakage that considers historical patterns of redemption. The following table provides the reconciliation of the contract liability related to gift cards:

	13 Weeks Ended
(in thousands)	April 29, 2022	April 30, 2021
Balance as of beginning of period	$33,070	$26,798
Gift cards sold	14,628	11,047
Gift cards redeemed	(15,468)	(10,265)
Gift card breakage	(215)	(114)
Balance as of end of period	$32,015	$27,466

Refund Liabilities

Refund liabilities, primarily associated with product sales returns and retrospective volume rebates, represent variable consideration and are estimated and recorded as a reduction to Net revenue based on historical experience. As of April 29, 2022, April 30, 2021 and January 28, 2022, $15.6 million, $18.7 million and $23.4 million, respectively, of refund liabilities, primarily associated with product returns, were reported in Other current liabilities in the Condensed Consolidated Balance Sheets. An asset for product returns is recorded in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. See “Cautionary Statement Concerning Forward-Looking Statements” below, “Item 1A. Risk Factors” in our Annual Report filed on Form 10-K for the year ended January 28, 2022 and “Part II, Item 1A Risk Factors” of this Quarterly Report on Form 10-Q, for a discussion of the uncertainties, risks and assumptions associated with these statements.

As used in this Quarterly Report on Form 10-Q, references to the “Company”, “Lands’ End”, “we”, “us”, “our” and similar terms refer to Lands’ End, Inc. and its subsidiaries. Our fiscal year ends on the Friday preceding the Saturday closest to January 31. Other terms that are commonly used in this Quarterly Report on Form 10-Q are defined as follows:

•	ABL Facility – Asset-based senior secured credit agreement, providing for a revolving facility, dated as of November 16, 2017, with Wells Fargo Bank, N.A. and certain other lenders, as amended to date
•	Adjusted EBITDA – Net income (loss) appearing on the Consolidated Statements of Operations net of Income tax expense, Interest expense, Depreciation and amortization and certain significant items
•	Company Operated stores – Lands’ End retail stores in the Retail distribution channel
•	COVID – Coronavirus disease 2019 (COVID-19) caused by severe respiratory syndrome coronavirus 2 (SARS-CoV-2)
•	Debt Facilities – Collectively, the Term Loan Facility and ABL Facility
•	First Quarter 2022 – The 13 weeks ended April 29, 2022
•	First Quarter 2021 – The 13 weeks ended April 30, 2021
•	First Quarter 2020 – The 13 weeks ended May 1, 2020
•	Fiscal 2022 – The 52 weeks ending January 27, 2023
•	Fiscal 2021 – The 52 weeks ended January 28, 2022
•	Fiscal 2020 – The 52 weeks ended January 29, 2021
•	GAAP – Accounting principles generally accepted in the United States
•	LIBOR – London inter-bank offered rate
•	Term Loan Facility – Term loan credit agreement, dated as of September 9, 2020, among the Company, Fortress Credit Corp., as Administrative Agent and Collateral Agent, and the lenders party thereto

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

Distribution Channels

We identify five separate distribution channels for revenue reporting purposes:

•	U.S. eCommerce offers products through our eCommerce website.
•	International offers products primarily to consumers located in Europe and Japan through our eCommerce international websites and third-party affiliates.
•	Outfitters sells uniform and logo apparel to businesses and their employees, as well as to school households through school relationships, located primarily in the U.S.
•	Third Party sells the same products as U.S. eCommerce but direct to consumers through third-party marketplace websites and through domestic wholesale customers.
•	Retail sells products through our Company Operated stores.

Global Supply Chain and Macroeconomic Challenges

Like many companies, we continue to experience global supply chain challenges and disruptions. These global supply chain challenges and disruptions have caused manufacturing and transportation delays that have resulted in lower inventory positions, at times, on key products, higher than normal back orders and increased transportation and distribution costs. We continually monitor our supply chain for manufacturing and transportation delays caused or exacerbated by the COVID pandemic, among other factors. We have leveraged our relationships with suppliers to shift production schedules and increase lead times in comparison to prior years. In addition, we have rerouted shipments as we attempt to mitigate our exposure of unpredictable transportation delays with potential labor disruptions at the two major West Coast ports.

Macroeconomic issues, such as recent inflationary pressures and the ongoing Russian invasion of Ukraine have had an impact on our business. Since apparel purchases are discretionary expenditures that historically have been influenced by domestic and global economic conditions, higher prices of consumer goods due to inflation may result in less discretionary spending for consumers which may negatively impact customer demand. Additionally, macroeconomic challenges have led to increased cost of raw materials, packaging materials, labor, energy, fuel and other inputs necessary for the production and distribution of our products and may impact our gross margin.

We expect the global supply chain challenges, increased transportation and distribution costs and inflationary pressures to continue through the remainder of Fiscal 2022.

Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared in accordance with GAAP and include the accounts of Lands’ End, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.

Seasonality

We experience seasonal fluctuations in our Net revenue and operating results and historically have realized a significant portion of our net revenue and earnings for the year during our fourth fiscal quarter. We generated 33.9% and 37.7% of our net revenue in the fourth quarter of Fiscal 2021 and Fiscal 2020 respectively. The Fiscal 2021 percentage decrease of net revenue in the fourth quarter was primarily attributed to the global supply chain challenges. Thus, lower than expected fourth quarter net revenue has had and may continue to have an adverse impact on our annual operating results.

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

Results of Operations

The following table sets forth, for the periods indicated, selected income statement data, both in dollars and as a percentage of Net revenue:

	13 Weeks Ended
(in thousands)	April 29, 2022		April 30, 2021
Net revenue	$303,665	100.0%	$321,297	100.0%
Cost of sales (excluding depreciation and amortization)	174,490	57.5%	173,560	54.0%
Gross profit	129,175	42.5%	147,737	46.0%
Selling and administrative	115,693	38.1%	125,522	39.1%
Depreciation and amortization	9,584	3.2%	9,904	3.1%
Other operating expense, net	—	—%	443	0.1%
Operating income	3,898	1.3%	11,868	3.7%
Interest expense	8,169	2.7%	9,060	2.8%
Other (income), net	(161)	(0.0)%	(167)	0.0%
(Loss) income before income taxes	(4,110)	(1.4)%	2,975	0.9%
Income tax (benefit) expense	(1,739)	(0.6)%	336	0.1%
NET (LOSS) INCOME	$(2,371)	(0.8)%	$2,639	0.8%

Depreciation and amortization are not included in our cost of sales because we are a reseller of inventory and do not believe that including depreciation and amortization is meaningful. As a result, our gross margins may not be comparable to other entities that include depreciation and amortization related to the sale of their product in their gross margin measure.

Net Income (Loss) and Adjusted EBITDA

We recorded a Net loss of $2.4 million in First Quarter 2022 compared to Net income of $2.6 million in First Quarter 2021. In addition to our Net income (loss) determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted EBITDA measurement. Adjusted EBITDA is computed as Net income (loss) appearing on the Condensed Consolidated Statements of Operations net of Income tax expense/(benefit), Interest expense, Depreciation and amortization and certain significant items as set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our business for comparable periods and as a basis for an executive compensation metric. The methods we use to calculate our non-GAAP financial measures may differ significantly from methods other companies use to compute similar measures. As a result, any non-GAAP financial measures presented herein may not be comparable to similar measures provided by other companies. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.

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

•	Other – amortization of transaction related costs associated with Third Party distribution channel for the 13 weeks ended April 29, 2022 and April 30, 2021.

•

Loss on disposal of property and equipment – management considers the net gain or loss on asset valuation to result from investing decisions rather than ongoing operations for the 13 weeks ended April 30, 2021.

The following table sets forth, for the periods indicated, selected income statement data, both in dollars and as a percentage of Net revenue:

	13 Weeks Ended
(in thousands)	April 29, 2022		April 30, 2021
Net (loss) income	$(2,371)	(0.8)%	$2,639	0.8%
Income tax (benefit) expense	(1,739)	(0.6)%	336	0.1%
Other (income), net	(161)	(0.0)%	(167)	0.0%
Interest expense	8,169	2.7%	9,060	2.8%
Operating income	3,898	1.3%	11,868	3.7%
Depreciation and amortization	9,584	3.2%	9,904	3.1%
Other	344	0.1%	250	0.1%
Loss on disposal of property and equipment	—	—%	443	0.1%
Adjusted EBITDA	$13,826	4.6%	$22,465	7.0%

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

We use Net revenue to evaluate revenue performance for the U.S. eCommerce, International, Outfitters and Third Party distribution channels. For our Retail distribution channel, we use Same Store Sales as a key measure in evaluating performance. A store is included in Same Store Sales calculations when it has been open for at least 14 months and selling square footage has not changed by 15% or more within the past year. Online sales and sales generated through our in-store web portal are considered revenue in our U.S. eCommerce and International distribution channels and are excluded from Same Store Sales. Starting in First Quarter 2020, due to the COVID pandemic, we temporarily ceased using Same Store Sales as a key measure in evaluating performance. We reverted back to Same Store Sales beginning with Third Quarter 2021 as we believe there is greater comparability of year-on-year store and economic dynamics.

Discussion and Analysis

First Quarter 2022 compared with First Quarter 2021

Net Revenue

Net revenue for First Quarter 2022 was $303.7 million, a decrease of $17.6 million or 5.5% compared to $321.3 million from First Quarter 2021.

U.S. eCommerce Net revenue was $174.9 million for First Quarter 2022, a decrease of $28.7 million or 14.1%, from $203.6 million during the First Quarter 2021. Compared to First Quarter 2021, the decrease in revenue in First Quarter 2022 was driven by delayed receipts of key products due to the global supply chain challenges and macroeconomic challenges.

International eCommerce Net revenue was $44.2 million for First Quarter 2022, a decrease of $12.2 million or 21.7%, from $56.4 million during the First Quarter 2021. The decrease in revenue in First Quarter 2022 was driven by delayed receipts of key products due to the global supply chain challenges and macroeconomic challenges.

Outfitters Net revenue was $54.0 million for First Quarter 2022, an increase of $13.3 million or 32.6%, from $40.7 million during the First Quarter 2021. Compared to First Quarter 2021, the increase was attributed to stronger demand within our small and medium-sized business customers, national accounts and school uniform households.

Third Party Net revenue was $21.6 million for First Quarter 2022, an increase of $9.8 million or 83.3% from $11.8 million during the First Quarter 2021. The increase was primarily attributed to expanding the number of Kohl’s stores in the Third Quarter 2021 to a total of 300 retail locations, growth in existing online marketplaces, and the on-air launch of select product at QVC in First Quarter 2022.

Retail Net revenue was $9.0 million for First Quarter 2022, an increase of $0.2 million or 2.2% from $8.8 million during the First Quarter 2021. Our U.S. Company Operated stores experienced an increase of 3.6% in Same Store Sales as compared to the First Quarter 2021. On April 29, 2022 there were 30 U.S. Company Operated stores compared to 31 U.S. Company Operated stores on April 30, 2021.

Gross Profit

Gross profit was $129.2 million for First Quarter 2022, a decrease of $18.5 million or 12.6% from $147.7 million during the First Quarter of 2021. Gross margin decreased approximately 350 basis points to 42.5% in First Quarter 2022, compared with 46.0% in First Quarter 2021. Compared to First Quarter 2021, gross margin decreased due to an incremental $13.6 million of transportation costs as a result of the global supply chain challenges.

Selling and Administrative Expenses

Selling and administrative expenses decreased $9.8 million to $115.7 million or 38.1% of total Net revenue in First Quarter 2022 compared with $125.5 million or 39.1% of Net revenue in First Quarter 2021. The approximately 100 basis point decrease was a result of continued expense controls and lower digital marketing spend partially offset by deleverage on lower sales.

Depreciation and Amortization

Depreciation and amortization expense was $9.6 million in First Quarter 2022, a decrease of $0.3 million compared with $9.9 million in First Quarter 2021.

Other Operating Expense

There was no Other operating expense in First Quarter 2022 compared to $0.4 million in First Quarter 2021. The Other operating expense of $0.4 million in First Quarter 2021 was loss on disposal of property and equipment.

Operating Income

Operating income was $3.9 million in First Quarter 2022 compared to $11.9 million in First Quarter 2021. The $8.0 million decrease was driven by the decrease in Gross profit due to increased transportation costs attributed to the global supply chain challenges slightly offset by lower selling and administrative expenses.

Interest Expense

Interest expense was $8.2 million in First Quarter 2022 compared to $9.1 million in First Quarter 2021. The $0.9 million decrease was primarily attributed to lower interest rates as a result of the Third Amendment to the ABL Facility and lower interest on Term Loan due to scheduled principal payments.

Other Income

Other income was $0.2 million in First Quarter 2022 compared to Other income of $0.2 million in First Quarter 2021.

Income Tax (Benefit) Expense

We recorded an income tax benefit at an overall effective tax rate of 42.3% for First Quarter 2022 and income tax expense at an overall effective tax rate of 11.3% for First Quarter 2021.

Net Income (Loss)

As a result of the above factors, Net loss was $2.4 million and diluted loss per share was $(0.07) in First Quarter 2022 compared with Net income of $2.6 million and diluted earnings per share of $0.08 in First Quarter 2021.

Adjusted EBITDA

As a result of the above factors, Adjusted EBITDA was $13.8 million in First Quarter 2022 compared to $22.5 million in First Quarter 2021.

Liquidity and Capital Resources

Our primary need for liquidity is to fund working capital requirements of our business, capital expenditures, debt service and for general corporate purposes. Our cash and cash equivalents and the ABL Facility serve as sources of liquidity for short-term working capital needs and general corporate purposes. The ABL Facility had a balance outstanding of $125.0 million on April 29, 2022, other than letters of credit. Cash generated from our net revenue and profitability, and to a lesser extent our changes in working capital, are driven by the seasonality of our business, with a significant amount of net revenue and operating cash flows generally occurring in the fourth fiscal quarter of each year. We expect that our cash on hand and cash flows from operations, along with revolving on the ABL Facility, will be adequate to meet our capital requirements and operational needs for at least the next 12 months.

Description of Material Indebtedness

Debt Arrangements

Our $275.0 million revolving ABL Facility includes a $70.0 million sublimit for letters of credit and is available for working capital and other general corporate liquidity needs. On July 29, 2021, we executed the Third Amendment to the ABL Facility resulting in favorable financial terms and extension of the maturity date of the ABL Facility, as discussed below. The amount available to borrow is subject to the Loan Cap, as defined in the agreement, which considers the Borrowing Base calculated from eligible inventory, trade receivables and credit card receivables as defined in the agreement. The balance outstanding was $125.0 million and $80.0 million on April 29, 2022 and April 30, 2021, respectively. The balance of outstanding letters of credit was $14.6 million and $16.9 million on April 29, 2022 and April 30, 2021, respectively.

On September 9, 2020, we entered into the Term Loan Facility which provided borrowings of $275.0 million. Origination costs, including an Original Issue Discount (OID) of 3% and $5.1 million in debt origination fees were paid upon entering into the Term Loan Facility.

Interest; Fees

The Third Amendment to the ABL Facility, effective July 31, 2021, lowered the applicable margin interest rates applicable to the referenced rate, selected at the borrower’s election, either (1) adjusted LIBOR or (2) a base rate which the greater of (a) the federal funds rate plus 0.50%, (b) the one month LIBOR rate plus 1.00%, or (c) the Wells Fargo “prime rate”. For all loans, the borrowing margin is based upon the average daily total loans outstanding for the previous quarter. The applicable borrowing margin for LIBOR loans is (i) less than $95.0 million, 1.25%, (ii) equal to or greater than $95.0 million but less than $180.0 million, 1.50%, and (iii) greater than or equal to $180.0 million, 1.75%. For base rate loans, the applicable borrowing margin is (i) less than $95.0 million for the previous quarter, 0.50%, (ii) equal to or greater than $95.0 million but less than $180.0 million, 0.75%, and (iii) greater than or equal to $180.0 million, 1.00%. The Third Amendment to the ABL Facility replaced the 0.75% LIBOR floor with a 0.0% LIBOR floor.

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

The ABL Facility fees include (i) commitment fees of 0.25% based upon the average daily unused commitment (aggregate commitment less loans and letter of credit outstanding) under the ABL Facility for the preceding fiscal quarter and (ii) customary letter of credit fees. As of April 29, 2022, we had borrowings of $125.0 million on the ABL Facility.

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

As of April 29, 2022, we were in compliance with our financial covenants in the Debt Facilities.

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

Cash Flows from Operating Activities

Net cash used in operating activities increased to $122.4 million during First Quarter 2022 from $38.7 million during First Quarter 2021. The $83.7 million increase in cash used in operating activities was primarily driven by an increase year over year in inventories and year over year change in other current liabilities. The $42.6 million increase in inventory compared to First Quarter 2021 was due to our in-transit inventory as a result of extended lead times due to global supply chain challenges and increased transportation costs.

Cash Flows from Investing Activities

Net cash used in investing activities was $7.0 million and $4.9 million during First Quarter 2022 and First Quarter 2021, respectively. Cash used in investing activities for both periods was primarily used for investments to update our digital information technology infrastructure.

For Fiscal 2022, we plan to invest approximately $37.0 million in capital expenditures for strategic investments and infrastructure, primarily in technology and general corporate needs.

Cash Flows from Financing Activities

Net cash provided by financing activities was $117.3 million and $46.5 million during First Quarter 2022 and First Quarter 2021, respectively, primarily from borrowings through the ABL Facility to support increased supply chain costs and timing of our inventory purchases.

Contractual Obligations and Off-Balance-Sheet Arrangements

There have been no material changes to our contractual obligations and off-balance-sheet arrangements as discussed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2022.

Financial Instruments with Off-Balance-Sheet Risk

The $275.0 million ABL Facility includes a $70.0 million sublimit for letters of credit and the Third Amendment to the ABL Facility extended the maturity from November 16, 2022 to the earlier of (a) July 29, 2026 and (b) June 9, 2025 if, on or prior to such date, the Term Loan Facility has not been refinanced, extended or repaid in full in accordance with the terms thereof and not replaced with other indebtedness. The ABL Facility is available for working capital and other general corporate liquidity needs. The balance outstanding on April 29, 2022 and April 30, 2021 was $125.0 million and $80.0 million, respectively. The balance of outstanding letters of credit was $14.6 million and $16.9 million on April 29, 2022 and April 30, 2021, respectively.

Application of Critical Accounting Policies and Estimates

We believe that the assumptions and estimates associated with revenue, inventory valuation, goodwill and intangible asset impairment assessments and income taxes have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

For a complete discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended January 28, 2022. There have been no significant changes in our critical accounting policies or their application since January 28, 2022.

Recent Accounting Pronouncements

We have considered all recent accounting pronouncements and have concluded that there are no recent accounting pronouncements that may have a material impact on our Condensed Consolidated Financial Statements and disclosures.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document contains forward-looking statements. Forward-looking statements reflect our current views with respect to, among other things, future events and performance. These statements may discuss, among other things, our net sales, gross margin, operating expenses, operating income, net income, adjusted EBITDA, cash flow, financial condition, financings, impairments, expenditures, growth, strategies, plans, achievements, dividends, capital structure, organizational structure, future store openings, market opportunities and general market and industry conditions. We generally identify forward-looking statements by words such as “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” “predict,” “believe,” “seek,” “continue,” “outlook,” “may,” “might,” “will,” “should,” “can have,” “likely,” “targeting” or the negative version of these words or comparable words. Forward-looking statements are based on beliefs and assumptions made by management using currently available information. These statements are only predictions and are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties. If one or more of these risks or uncertainties materialize, or if management’s underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include those risks, uncertainties and factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended January 28, 2022 and “Part II, Item 1A Risk Factors” of this Quarterly Report on Form 10-Q. Forward-looking statements speak only as of the date on which they are made. We expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable securities laws and regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in currency rates. A significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of April 29, 2022, we had $9.3 million of cash denominated in foreign currencies, principally in British pound sterling, Euro and Japanese yen. We do not utilize financial instruments for trading purposes or hedging and have not used any derivative financial instruments. We do not consider our foreign earnings to be permanently reinvested.

We are subject to interest rate risk with the Term Loan Facility and the ABL Facility, as both require the Company to pay interest on outstanding borrowings at variable rates. Each one percentage point change in interest rates (above the 1.00% LIBOR floor) associated with the Term Loan Facility would result in a $2.5 million change in our annual cash interest expenses. Assuming our ABL Facility was fully drawn to a principal amount equal to $275.0 million, each one percentage point change in interest rates would result in a $2.8 million change in our annual cash interest expense.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation for the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and our President and Chief Financial Officer have concluded that, as of April 29, 2022, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by Rules 13a-15 under the Exchange Act during the first fiscal quarter ended April 29, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For a description of our legal proceedings, see Note 10, Commitments and Contingencies in Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which description of legal proceedings is incorporated by reference herein.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended January 28, 2022, filed with the SEC on March 24, 2022.

Index of Exhibits

ITEM 6. EXHIBITS

The following documents are filed as exhibits to this report:

3.1

Amended and Restated Certificate of Incorporation of Lands’ End, Inc. (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed by Lands’ End, Inc. on March 24, 2022 (File No. 001-09769)).

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

Dated: June 2, 2022

By:	/s/ James Gooch
James Gooch
President and Chief Financial Officer (Principal Financial Officer)