Form 10-Q
period 2022-07-29
LANDS' END, INC.
filed 2022-09-01
CIK 799288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 29, 2022

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

As of August 29, 2022, the registrant had 33,114,563 shares of common stock, $0.01 par value, outstanding.

LANDS’ END, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JULY 29, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDS’ END, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(in thousands, except per share data)	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
Net revenue	$351,178	$384,109	$654,843	$705,406
Cost of sales (excluding depreciation and amortization)	207,141	206,320	381,631	379,880
Gross profit	144,037	177,789	273,212	325,526

Selling and administrative	128,573	136,649	244,267	262,171
Depreciation and amortization	9,883	9,791	19,467	19,695
Other operating expense, net	39	—	39	443
Operating income	5,542	31,349	9,439	43,217
Interest expense	8,813	8,837	16,982	17,897
Other (income), net	(166)	(123)	(328)	(290)
(Loss) income before income taxes	(3,105)	22,635	(7,215)	25,610
Income tax (benefit) expense	(926)	6,414	(2,665)	6,750
NET (LOSS) INCOME	$(2,179)	$16,221	$(4,550)	$18,860
NET (LOSS) INCOME PER COMMON SHARE
Basic:	$(0.07)	$0.49	$(0.14)	$0.57
Diluted:	$(0.07)	$0.48	$(0.14)	$0.56

Basic weighted average common shares outstanding	33,361	32,979	33,262	32,875
Diluted weighted average common shares outstanding	33,361	33,713	33,262	33,710

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Comprehensive Operations

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
NET (LOSS) INCOME	$(2,179)	$16,221	$(4,550)	$18,860
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(843)	(36)	(3,937)	275
COMPREHENSIVE (LOSS) INCOME	$(3,022)	$16,185	$(8,487)	$19,135

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	July 29, 2022	July 30, 2021	January 28, 2022
ASSETS
Current assets
Cash and cash equivalents	$23,505	$39,223	$34,301
Restricted cash	2,091	2,102	1,834
Accounts receivable, net	40,917	30,203	49,668
Inventories, net	569,174	464,291	384,241
Prepaid expenses and other current assets	39,267	31,127	36,905
Total current assets	674,954	566,946	506,949
Property and equipment, net	124,626	136,714	129,791
Operating lease right-of-use asset	32,115	33,989	31,492
Goodwill	106,700	106,700	106,700
Intangible asset	257,000	257,000	257,000
Other assets	3,760	4,347	4,702
TOTAL ASSETS	$1,199,155	$1,105,696	$1,036,634
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$13,750	$13,750	$13,750
Accounts payable	236,015	211,916	145,802
Lease liability – current	6,720	5,437	5,617
Other current liabilities	101,015	130,285	146,263
Total current liabilities	357,500	361,388	311,432
Long-term borrowings under ABL Facility	135,000	25,000	—
Long-term debt, net	228,948	240,020	234,474
Lease liability – long-term	32,333	35,912	32,731
Deferred tax liabilities	45,516	47,469	46,191
Other liabilities	4,913	6,084	5,110
TOTAL LIABILITIES	804,210	715,873	629,938
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 authorized: 480,000 shares; issued and outstanding: 33,202, 32,981 and 32,985, respectively	332	330	330
Additional paid-in capital	371,245	370,353	374,413
Retained earnings	39,947	30,086	44,595
Accumulated other comprehensive (loss)	(16,579)	(10,946)	(12,642)
TOTAL STOCKHOLDERS’ EQUITY	394,945	389,823	406,696
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,199,155	$1,105,696	$1,036,634

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	26 Weeks Ended
(in thousands)	July 29, 2022	July 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(4,550)	$18,860
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	19,467	19,695
Amortization of debt issuance costs	1,546	1,597
Loss on disposal of property and equipment	39	443
Stock-based compensation	3,403	6,069
Deferred income taxes	372	46
Other	(374)	194
Change in operating assets and liabilities:
Accounts receivable, net	8,292	7,071
Inventories, net	(190,885)	(81,971)
Accounts payable	91,370	78,376
Other operating assets	(2,105)	10,615
Other operating liabilities	(44,100)	(30,470)
Net cash (used in) provided by operating activities	(117,525)	30,525
CASH FLOWS FROM INVESTING ACTIVITIES
Sales of property and equipment	87	—
Purchases of property and equipment	(14,863)	(11,961)
Net cash used in investing activities	(14,776)	(11,961)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under ABL Facility	141,000	75,000
Payments of borrowings under ABL Facility	(6,000)	(75,000)
Payments on term loan	(6,875)	(6,875)
Payments for taxes related to net share settlement of equity awards	(4,310)	(5,084)
Purchases and retirement of common stock	(2,357)	—
Payment of debt-issuance costs	—	(932)
Net cash provided by (used in) financing activities	121,458	(12,891)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	304	(142)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(10,539)	5,531
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	36,135	35,794
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$25,596	$41,325
SUPPLEMENTAL CASH FLOW DATA
Unpaid liability to acquire property and equipment	$2,914	$2,726
Income taxes paid, net of refunds	$4,013	$18,338
Interest paid	$16,661	$16,306
Lease liabilities arising from obtaining operating lease right-of-use assets	$3,902	$1,161

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock Issued		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
(in thousands)	Shares	Amount	Capital	Earnings	(Loss)	Equity
Balance at January 28, 2022	32,985	$330	$374,413	$44,595	$(12,642)	$406,696
Net loss	—	—	—	(2,371)	—	(2,371)
Cumulative translation adjustment, net of tax	—	—	—	—	(3,094)	(3,094)
Stock-based compensation expense	—	—	1,484	—	—	1,484
Vesting of restricted shares	660	4	(4)	—	—	—
Common stock withheld related to net share settlement of equity awards	(232)	—	(4,310)	—	—	(4,310)
Balance at April 29, 2022	33,413	$334	$371,583	$42,224	$(15,736)	$398,405
Net loss	—	—	—	(2,179)	—	(2,179)
Cumulative translation adjustment, net of tax	—	—	—	—	(843)	(843)
Stock-based compensation expense	—	—	1,919	—	—	1,919
Vesting of restricted shares	1	—	—	—	—	—
Purchases and retirement of common stock	(212)	(2)	(2,257)	(98)	—	(2,357)
Balance at July 29, 2022	33,202	$332	$371,245	$39,947	$(16,579)	$394,945

	Common Stock Issued		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
(in thousands)	Shares	Amount	Capital	Earnings	(Loss)	Equity
Balance at January 29, 2021	32,614	$326	$369,372	$11,226	$(11,221)	$369,703
Net income	—	—	—	2,639	—	2,639
Cumulative translation adjustment, net of tax	—	—	—	—	311	311
Stock-based compensation expense	—	—	2,513	—	—	2,513
Vesting of restricted shares	553	4	(4)	—	—	—
Common stock withheld related to net share settlement of equity awards	(190)	—	(5,013)	—	—	(5,013)
Balance at April 30, 2021	32,977	$330	$366,868	$13,865	$(10,910)	$370,153
Net income	—	—	—	16,221	—	16,221
Cumulative translation adjustment, net of tax	—	—	—	—	(36)	(36)
Stock-based compensation expense	—	—	3,556	—	—	3,556
Vesting of restricted shares	7	—	—	—	—	—
Common stock withheld related to net share settlement of equity awards	(3)	—	(71)	—	—	(71)
Balance at July 30, 2021	32,981	$330	$370,353	$30,086	$(10,946)	$389,823

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

•	Company Operated stores – Lands’ End retail stores in the Retail distribution channel

•	Debt Facilities – Collectively, the Term Loan Facility and ABL Facility

•	Deferred Awards – Time vesting stock awards

•	EPS – Earnings per share

•	FASB – Financial Accounting Standards Board

•	First Quarter 2022 – The 13 weeks ended April 29, 2022

•	First Quarter 2021 – The 13 weeks ended April 30, 2021

•	First Quarter 2019 – The 13 weeks ended May 3, 2019

•	GAAP – Accounting principles generally accepted in the United States

•	LIBOR – London inter-bank offered rate

•	Option Awards – Stock option awards

•	Performance Awards – Performance-based stock awards

•	SEC – United States Securities and Exchange Commission

•	Second Quarter 2022 – The 13 weeks ended July 29, 2022

•	Term Loan Facility – Term loan credit agreement, dated as of September 9, 2020, among the Company, Fortress Credit Corp., as Administrative Agent and Collateral Agent, and the lenders party thereto

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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

There were no new accounting standards adopted that had an impact on the Company’s financial statements during the 26 weeks ended July 29, 2022.

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

The following table summarizes the components of basic and diluted EPS:

	13 Weeks Ended		26 Weeks Ended
(in thousands, except per share amounts)	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
Net (loss) income	$(2,179)	$16,221	$(4,550)	$18,860

Basic weighted average common shares outstanding	33,361	32,979	33,262	32,875
Dilutive effect of stock awards	—	734	—	835
Diluted weighted average common shares outstanding	33,361	33,713	33,262	33,710

Basic (loss) earnings per share	$(0.07)	$0.49	$(0.14)	$0.57
Diluted (loss) earnings per share	$(0.07)	$0.48	$(0.14)	$0.56

Stock awards are considered anti-dilutive based on the application of the treasury stock method or in the event of a net loss. Anti-dilutive shares excluded from the diluted weighted average shares outstanding were 1,098,859 anti-dilutive shares in the 13 weeks ended July 29, 2022, 89 anti-dilutive shares in the 13 weeks ended July 30, 2021, 1,209,586 anti-dilutive shares in the 26 weeks ended July 29, 2022 and 44 anti-dilutive shares in the 26 weeks ended July 30, 2021.

NOTE 4. OTHER COMPREHENSIVE (LOSS) INCOME

Other comprehensive (loss) income encompasses all changes in equity other than those arising from transactions with stockholders and is comprised solely of foreign currency translation adjustments.

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
Beginning balance: Accumulated other comprehensive (loss) (net of tax of $4,184, $2,900, $3,361 and $2,987, respectively)	$(15,736)	$(10,910)	$(12,642)	$(11,221)
Other comprehensive (loss) income:
Foreign currency translation adjustments (net of tax of $223, $10, $1,046 and $(77), respectively)	(843)	(36)	(3,937)	275
Ending balance: Accumulated other comprehensive (loss) (net of tax of $4,407, $2,910, $4,407 and $2,910, respectively)	$(16,579)	$(10,946)	$(16,579)	$(10,946)

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

The following table summarizes the Company’s borrowing availability, before consideration of the Loan Cap, under the ABL Facility:

	July 29, 2022		July 30, 2021		January 28, 2022
(in thousands)	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
ABL Facility maximum borrowing	$275,000		$275,000		$275,000
Less: Outstanding borrowings	135,000	3.51%	25,000	2.75%	—	―%
Less: Outstanding letters of credit	13,828		16,693		23,521
Borrowing availability under ABL Facility	$126,172		$233,307		$251,479

As of July 29, 2022, the amount available to borrow under the ABL Facility subject to the Loan Cap, as defined in the agreement which considers the Borrowing Base, was $126.2 million.

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

The Company’s long-term debt consisted of the following:

	July 29, 2022		July 30, 2021		January 28, 2022
(in thousands)	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Term Loan Facility	$250,938	12.12%	$264,688	10.75%	$257,813	10.75%
Less: Current portion of long-term debt	13,750		13,750		13,750
Less: Unamortized debt issuance costs	8,240		10,918		9,589
Long-term debt, net	$228,948		$240,020		$234,474

Interest; Fees

The Third Amendment to the ABL Facility, effective July 31, 2021, lowered the applicable margin interest rates applicable to the referenced rate, selected at the borrower’s election, either (1) adjusted LIBOR or (2) a base rate which is the greater of (a) the federal funds rate plus 0.50%, (b) the one-month LIBOR rate plus 1.00%, or (c) the Wells Fargo “prime rate”. For all loans, the borrowing margin is based upon the average daily total loans outstanding for the previous quarter. The applicable borrowing margin for LIBOR loans is (i) less than $95.0 million, 1.25%, (ii) equal to or greater than $95.0 million but less than $180.0 million, 1.50%, and (iii) greater than or equal to $180.0 million, 1.75%. For base rate loans, the applicable borrowing margin is (i) less than $95.0 million, 0.50%, (ii) equal to or greater than $95.0 million but less than $180.0 million, 0.75%, and (iii) greater than or equal to $180.0 million, 1.00%. The Third Amendment to the ABL Facility replaced the 0.75% LIBOR floor with a 0.00% LIBOR floor.

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

The ABL Facility fees include (i) commitment fees of 0.25% based upon the average daily unused commitment (aggregate commitment less loans and letter of credit outstanding) under the ABL Facility for the preceding fiscal quarter and (ii) customary letter of credit fees. As of July 29, 2022, the Company had borrowings of $135.0 million under the ABL Facility.

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

As of July 29, 2022, the Company was in compliance with its financial covenants in the Debt Facilities.

Events of Default

The Debt Facilities include customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross defaults related to certain other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, material judgments, and change of control.

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

The following table provides a summary of the Company’s stock-based compensation expense, which is included in Selling and administrative expense in the Condensed Consolidated Statements of Operations:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
Deferred awards	$1,350	$1,484	$2,905	$2,845
Performance awards	569	2,072	498	3,121
Option awards	—	—	—	103
Total stock-based compensation expense	$1,919	$3,556	$3,403	$6,069

The following table provides a summary of the Deferred Awards activity for the 26 weeks ended July 29, 2022:

	Deferred Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested deferred awards as of January 28, 2022	913	$14.60
Granted	373	20.65
Vested	(390)	14.13
Forfeited or expired	(66)	16.67
Unvested deferred awards as of July 29, 2022	830	17.38

Total unrecognized stock-based compensation expense related to unvested Deferred Awards was approximately $9.8 million as of July 29, 2022, which is expected to be recognized ratably over a weighted average period of 2.1 years. Deferred Awards granted to employees during the 26 weeks ended July 29, 2022 vest ratably over a period of three years.

The following table provides a summary of the Performance Awards activity for the 26 weeks ended July 29, 2022:

	Performance Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested performance awards as of January 28, 2022	436	$21.15
Granted (1)	248	20.65
Vested	(270)	15.73
Forfeited or expired	(38)	24.39
Unvested performance awards as of July 29, 2022	376	24.39

(1)	Performance shares granted assume achievement performance at 100% of target.

Total unrecognized stock-based compensation expense related to unvested Performance Awards was approximately $6.1 million as of July 29, 2022, which is expected to be recognized ratably over a weighted average period of 2.2 years. Performance Awards granted to employees during the 26 weeks ended July 29, 2022 vest, if earned, after completion of the applicable three-year performance period.

There were no unvested Option Awards as of July 29, 2022. The Option Awards have a life of ten years and vested ratably over the first four years. As of July 29, 2022, 343,135 shares related to Option Awards were exercisable. No options have been exercised as of July 29, 2022.

NOTE 7. STOCKHOLDERS’ EQUITY

Share Repurchase Program

On June 28, 2022, the Company announced that its Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock through February 2, 2024 (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company may repurchase its common stock through open market purchases, in privately negotiated transactions, or by other means in accordance with federal securities laws, including Rule 10b-18 of the Exchange Act. The amount and timing of purchases will be determined by the Company’s management depending upon market conditions and other factors and may be made pursuant to a Rule 10b5-1 trading plan. The Share Repurchase Program may be suspended or discontinued at any time. As of July 29, 2022, additional purchases of up to $47.6 million could be made under the Share Repurchase Program.

The following table summarizes the Company’s share repurchases through July 29, 2022:

	13 Weeks Ended		26 Weeks Ended
(Shares and $ in thousands except average per share cost)	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
Number of shares repurchased	212	—	212	—
Total cost	$2,353	—	$2,353	—
Average per share cost	$11.10	—	$11.10	—

The Company retired all shares that were repurchased through the Share Repurchase Program during Second Quarter 2022.  In accordance with the FASB ASC 505—Equity, the par value of the shares retired was charged against Common stock and the remaining purchase price was allocated between Additional paid-in capital and Retained earnings. The portion charged against Additional paid-in capital is determined based on the Additional paid-in capital per share amount recorded in the initial issuance of the shares with the remaining to Retained earnings. The total cost of the broker commissions is charged directly to Retained earnings. For all shares retired in the Second Quarter 2022, $0.1 million was charged to Retained earnings.

NOTE 8. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

(in thousands)	July 29, 2022	July 30, 2021	January 28, 2022
Deferred gift card revenue	$31,444	$28,341	$33,070
Accrued employee compensation and benefits	24,817	45,413	58,833
Reserve for sales returns and allowances	19,857	17,432	23,421
Accrued taxes	7,863	10,592	11,999
Deferred revenue	9,757	18,355	8,560
Other	7,277	10,152	10,380
Total other current liabilities	$101,015	$130,285	$146,263

NOTE 9. FAIR VALUE MEASUREMENTS OF FINANCIAL ASSETS AND LIABILITIES

Restricted cash is reflected on the Condensed Consolidated Balance Sheets at fair value. The fair value of restricted cash was $2.1 million as of July 29, 2022 and July 30, 2021, respectively, and $1.8 million as of January 28, 2022, based on Level 1 inputs. Restricted cash amounts are valued based upon statements received from financial institutions.

Carrying values and fair values of long-term debt, including current portion, in the Condensed Consolidated Balance Sheets are as follows:

	July 29, 2022		July 30, 2021		January 28, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$250,938	$239,079	$264,688	$263,030	$257,813	$256,439

Long-term debt, including current portion, was valued utilizing Level 3 valuation techniques based on a third-party valuation model to complete the analysis on July 29, 2022, July 30, 2021 and January 28, 2022. There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis as of July 29, 2022, July 30, 2021 and January 28, 2022.

NOTE 10. INCOME TAXES

Provision for Income Taxes

At the end of each quarter, the Company estimates its effective income tax rate pursuant to ASC 740. The rate for the period consists of the tax rate expected to be applied for the full year to ordinary income adjusted for any discrete items recorded in the period.

The Company recorded a tax benefit at an overall effective tax rate of 29.8% for the 13 weeks ended July 29, 2022 and a tax expense at an overall effective tax rate of 28.3% for the 13 weeks ended July 30, 2021. The Company recorded a tax benefit at an overall rate of 36.9% for the 26 weeks ended July 29, 2022 and tax expense at an overall effective tax rate of 26.4% for the 26 weeks ended July 30, 2021. The overall effective tax rate for the 26 weeks ended July 29, 2022 reflects a tax benefit as a result of stock-based compensation recorded in the first quarter.

On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law. Provisions of the IRA include a 15% corporate minimum tax and a 1% excise tax on stock buybacks amongst others. The Company is assessing the impacts, if any, the IRA will have on its financial statements.

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

On July 8, 2022, the Court issued an Opinion and Order (the “July 8 Opinion”), ruling in the Company’s favor on several additional pending motions. The Court granted the Company’s motion to exclude Plaintiffs’ expert opinions because the opinions were not based on reliably applied and scientifically valid methods. Accordingly, because Plaintiffs failed to submit evidence sufficient to show that the uniforms were defective or that a defect in the uniforms caused Plaintiffs’ alleged health problems, the Court granted the Company’s motion for summary judgement on Plaintiffs’ personal injury claims.

After giving effect to the July 8 Opinion, the remaining claims under the Consolidated Wisconsin Action relate to claims for property damage and breach of warranty. Lands’ End continues to vigorously defend these lawsuits and believes they are without merit.

NOTE 12. SEGMENT REPORTING

The Company’s operating segments consist of: U.S. eCommerce, Europe eCommerce, Japan eCommerce, Outfitters, Third Party and Retail. The Company determined that each of the operating segments have similar economic and other qualitative characteristics, thus the results of the operating segments are aggregated into one reportable external segment.

Lands’ End identifies five separate distribution channels for revenue reporting purposes:

•	U.S. eCommerce offers products through the Company’s eCommerce website.

•	International offers products primarily to consumers located in Europe and Japan through eCommerce international websites and third-party affiliates.

•	Outfitters sells uniform and logo apparel to businesses and their employees, as well as to student households through school relationships, located primarily in the U.S.

•	Third Party sells the same products as U.S. eCommerce but direct to consumers through third-party marketplace websites and through domestic wholesale customers.

•	Retail sells products through Company Operated stores.

Net revenue is presented by distribution channel in the following table:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
Net revenue:
U.S. eCommerce	$203,288	$237,618	$378,181	$441,191
International	36,373	47,819	80,551	104,263
Outfitters	70,669	65,633	124,631	106,313
Third Party	27,290	19,098	48,932	30,902
Retail	13,558	13,941	22,548	22,737
Total Net revenue	$351,178	$384,109	$654,843	$705,406

NOTE 13. REVENUE

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

The Company’s revenue is disaggregated by distribution channel and geographic location. Revenue by distribution channel is presented in Note 12, Segment Reporting. Revenue by geographic location was:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
Net revenue:
United States	$310,151	$330,890	$565,425	$591,296
Europe	29,311	38,019	65,440	84,906
Asia	7,742	10,490	16,439	20,549
Other	3,974	4,710	7,539	8,655
Total Net revenue	$351,178	$384,109	$654,843	$705,406

Contract Liabilities

Contract liabilities consist of payments received in advance of the transfer of control to the customer. As products are delivered and control transfers, the Company recognizes the deferred revenue in Net revenue in the Condensed Consolidated Statements of Operations. The following table summarizes the deferred revenue associated with payments received in advance of the transfer of control to the customer, which is reported in Other current liabilities in the Condensed Consolidated Balance Sheets, as well as amounts recognized through Net revenue for each period presented. The majority of deferred revenue as of July 29, 2022 is expected to be recognized in Net revenue in the fiscal quarter ending October 28, 2022, as products are delivered to customers.

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
Deferred revenue beginning of period	$6,074	$25,374	$8,560	$17,187
Deferred revenue recognized in period	(5,860)	(25,160)	(8,346)	(16,973)
Revenue deferred in period	9,543	18,141	9,543	18,141
Deferred revenue end of period	$9,757	$18,355	$9,757	$18,355

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

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
Balance as of beginning of period	$32,015	$27,466	$33,070	$26,798
Gift cards sold	17,042	13,949	31,670	24,996
Gift cards redeemed	(17,245)	(12,963)	(32,713)	(23,228)
Gift card breakage	(368)	(111)	(583)	(225)
Balance as of end of period	$31,444	$28,341	$31,444	$28,341

Refund Liabilities

Refund liabilities, primarily associated with product sales returns and retrospective volume rebates, represent variable consideration and are estimated and recorded as a reduction to Net revenue based on historical experience. As of July 29, 2022, July 30, 2021 and January 28, 2022, $19.9 million, $17.4 million and $23.4 million, respectively, of refund liabilities, primarily associated with product returns, were reported in Other current liabilities in the Condensed Consolidated Balance Sheets. An asset for product returns is recorded in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

NOTE 14. SUBSEQUENT EVENT

In July 2022, the Board of Directors approved a plan to wind down and cease operations of Lands’ End Japan KK. Lands’ End Japan KK represents the Japan eCommerce operating segment. For a discussion of this operating segment, see Note 12, Segment Reporting. The closing and subsequent disposal of the assets does not represent a strategic shift with a major effect on the consolidated financial condition of the Company. While the incremental costs associated with the closing cannot be estimated at this time, based on current information the Company does not expect these costs will have a material impact on our Condensed Consolidated Financial Statements and disclosures.

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

As used in this Quarterly Report on Form 10-Q, references to the “Company”, “Lands’ End”, “we”, “us”, “our” and similar terms refer to Lands’ End, Inc. and its subsidiaries. Our fiscal year ends on the Friday preceding the Saturday closest to January 31. Other terms that are commonly used in this Quarterly Report on Form 10-Q are defined as follows:

•	ABL Facility – Asset-based senior secured credit agreement, providing for a revolving facility, dated as of November 16, 2017, with Wells Fargo Bank, N.A. and certain other lenders, as amended to date
•	Adjusted EBITDA – Net income (loss) appearing on the Consolidated Statements of Operations net of Income tax expense, Interest expense, Depreciation and amortization and certain significant items
•	Company Operated stores – Lands’ End retail stores in the Retail distribution channel
•	COVID – Coronavirus disease 2019 (COVID-19) caused by severe respiratory syndrome coronavirus 2 (SARS-CoV-2)
•	Debt Facilities – Collectively, the Term Loan Facility and ABL Facility
•	First Quarter 2020 – The 13 weeks ended May 1, 2020
•	Fiscal 2022 – The 52 weeks ending January 27, 2023
•	Fiscal 2021 – The 52 weeks ended January 28, 2022
•	Fiscal 2020 – The 52 weeks ended January 29, 2021
•	GAAP – Accounting principles generally accepted in the United States
•	LIBOR – London inter-bank offered rate
•	Second Quarter 2022 – The 13 weeks ended July 29, 2022
•	Second Quarter 2021 – The 13 weeks ended July 30, 2021
•	Term Loan Facility – Term loan credit agreement, dated as of September 9, 2020, among the Company, Fortress Credit Corp., as Administrative Agent and Collateral Agent, and the lenders party thereto
•	Year-to-Date 2022 – The 26 weeks ended July 29, 2022
•	Year-to-Date 2021 – The 26 weeks ended July 30, 2021

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

We seek to provide a common customer experience regardless of whether our customers are interacting with us on our company websites, at our Company Operated stores or through third-party distribution channels.

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

Global Supply Chain and Macroeconomic Challenges

Like many companies, we continue to experience global supply chain challenges and disruptions. These global supply chain challenges and disruptions have caused manufacturing and transportation delays and increased transportation and distribution costs. We have extended our seasonal product calendars to account for the longer supply chain lead times in an attempt to avoid potential delays and out-of-stock positions. In addition, we have rerouted shipments as we attempt to mitigate our exposure of unpredictable transportation delays with potential labor disruptions.

Macroeconomic issues, such as recent inflationary pressures, have had an impact on our business. Since apparel purchases are discretionary expenditures that historically have been influenced by domestic and global economic conditions, higher prices of consumer goods due to inflation may result in less discretionary spending for consumers which may negatively impact customer demand. Additionally, macroeconomic challenges have led to increased cost of raw materials, packaging materials, labor, energy, fuel and other inputs necessary for the production and distribution of our products and may impact our gross margin.

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

Results of Operations

The following table sets forth, for the periods indicated, selected income statement data, both in dollars and as a percentage of Net revenue:

	13 Weeks Ended
(in thousands)	July 29, 2022		July 30, 2021
Net revenue	$351,178	100.0%	$384,109	100.0%
Cost of sales (excluding depreciation and amortization)	207,141	59.0%	206,320	53.7%
Gross profit	144,037	41.0%	177,789	46.3%
Selling and administrative	128,573	36.6%	136,649	35.6%
Depreciation and amortization	9,883	2.8%	9,791	2.5%
Other operating expense, net	39	0.0%	—	—
Operating income	5,542	1.6%	31,349	8.2%
Interest expense	8,813	2.5%	8,837	2.3%
Other (income), net	(166)	(0.0)%	(123)	(0.0)%
(Loss) income before income taxes	(3,105)	(0.9)%	22,635	5.9%
Income tax (benefit) expense	(926)	(0.3)%	6,414	1.7%
NET (LOSS) INCOME	$(2,179)	(0.6)%	$16,221	4.2%

	26 Weeks Ended
(in thousands)	July 29, 2022		July 30, 2021
Net revenue	$654,843	100.0%	$705,406	100.0%
Cost of sales (excluding depreciation and amortization)	381,631	58.3%	379,880	53.9%
Gross profit	273,212	41.7%	325,526	46.1%
Selling and administrative	244,267	37.3%	262,171	37.2%
Depreciation and amortization	19,467	3.0%	19,695	2.8%
Other operating expense, net	39	0.0%	443	(0.0)%
Operating income	9,439	1.4%	43,217	6.1%
Interest expense	16,982	2.6%	17,897	2.5%
Other (income), net	(328)	(0.1)%	(290)	(0.0)%
(Loss) income before income taxes	(7,215)	(1.1)%	25,610	3.6%
Income tax (benefit) expense	(2,665)	(0.4)%	6,750	0.9%
NET (LOSS) INCOME	$(4,550)	(0.7)%	$18,860	2.7%

Depreciation and amortization are not included in our cost of sales because we are a reseller of inventory and do not believe that including depreciation and amortization is meaningful. As a result, our gross margins may not be comparable to other entities that include depreciation and amortization related to the sale of their product in their gross margin measure.

Net Income (Loss) and Adjusted EBITDA

We recorded a Net loss of $2.2 million in Second Quarter 2022 compared to Net income of $16.2 million in Second Quarter 2021. In addition to our Net income (loss) determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted EBITDA measurement. Adjusted EBITDA is computed as Net income (loss) appearing on the Condensed Consolidated Statements of Operations net of Income tax expense/(benefit), Interest expense, Depreciation and amortization and certain significant items as set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our business for comparable periods and as a basis for an executive compensation metric. The methods we use to calculate our non-GAAP financial measures may differ significantly from methods other companies use to compute similar measures. As a result, any non-GAAP financial measures presented herein may not be comparable to similar measures provided by other companies. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.

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

•	Other – amortization of transaction related costs associated with Third Party distribution channel for the 13 and 26 weeks ended July 29, 2022 and July 30, 2021.

•

Loss on disposal of property and equipment – management considers the net gain or loss on asset valuation to result from investing decisions rather than ongoing operations for the 13 weeks ended July 29, 2022 and 26 weeks ended July 29, 2022 and July 30, 2021.

The following table sets forth, for the periods indicated, selected income statement data, both in dollars and as a percentage of Net revenue:

	13 Weeks Ended
(in thousands)	July 29, 2022		July 30, 2021
Net (loss) income	$(2,179)	(0.6)%	$16,221	4.2%
Income tax (benefit) expense	(926)	(0.3)%	6,414	1.7%
Other (income), net	(166)	(0.0)%	(123)	(0.0)%
Interest expense	8,813	2.5%	8,837	2.3%
Operating income	5,542	1.6%	31,349	8.2%
Depreciation and amortization	9,883	2.8%	9,791	2.5%
Other	344	0.1%	250	0.1%
Loss on disposal of property and equipment	39	0.0%	—	—%
Adjusted EBITDA	$15,808	4.5%	$41,390	10.8%

	26 Weeks Ended
(in thousands)	July 29, 2022		July 30, 2021
Net (loss) income	$(4,550)	(0.7)%	$18,860	2.7%
Income tax (benefit) expense	(2,665)	(0.4)%	6,750	0.9%
Other (income), net	(328)	(0.1)%	(290)	(0.0)%
Interest expense	16,982	2.6%	17,897	2.5%
Operating income	9,439	1.4%	43,217	6.1%
Depreciation and amortization	19,467	3.0%	19,695	2.8%
Other	688	0.1%	500	0.1%
Loss on disposal of property and equipment	39	0.0%	443	0.1%
Adjusted EBITDA	$29,633	4.5%	$63,855	9.1%

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

We use Net revenue to evaluate revenue performance for the U.S. eCommerce, International, Outfitters and Third Party distribution channels. For our Retail distribution channel, we use Same Store Sales as a key measure in evaluating performance. A store is included in Same Store Sales calculations when it has been open for at least 14 months. Online sales and sales generated through our in-store web portal are considered revenue in our U.S. eCommerce and International distribution channels and are excluded from Same Store Sales. From First Quarter 2020 through Third Quarter 2021, due to the COVID pandemic, we temporarily ceased using Same Store Sales as a key measure in evaluating performance as we did not believe there was meaningful comparability during those periods.

Discussion and Analysis

Second Quarter 2022 compared with Second Quarter 2021

Net Revenue

Net revenue was $351.2 million for Second Quarter 2022, a decrease of $32.9 million or 8.6%, from $384.1 million during the Second Quarter 2021.

U.S. eCommerce Net revenue was $203.3 million for Second Quarter 2022, a decrease of $34.3 million or 14.4%, from $237.6 million during the Second Quarter 2021. Compared to Second Quarter 2021, the decrease in revenue in Second Quarter 2022 was caused by delayed receipts of key products due to the global supply chain and macroeconomic challenges.

International eCommerce Net revenue was $36.4 million for Second Quarter 2022, a decrease of $11.4 million or 23.9%, from $47.8 million during the Second Quarter 2021. The decrease in revenue in Second Quarter 2022 was caused by delayed receipts of key products due to the global supply chain challenges and macroeconomic challenges.

Outfitters Net revenue was $70.7 million for Second Quarter 2022, an increase of $5.1 million or 7.7%, from $65.6 million during the Second Quarter 2021. Compared to Second Quarter 2021, the increase was attributed to stronger demand within school uniform households and national accounts.

Third Party Net revenue was $27.3 million for Second Quarter 2022, an increase of $8.2 million or 42.9%, from $19.1 million during the Second Quarter 2021. The increase was primarily attributed to growth in the Kohl’s online marketplace, and growth in other new and existing online marketplaces.

Retail Net revenue was $13.5 million for Second Quarter 2022, a decrease of $0.5 million or 2.8%, from $14.0 million during the Second Quarter 2021. Our U.S. Company Operated stores experienced a decrease of 0.9% in Same Store Sales as compared to the Second Quarter 2021. On July 29, 2022 there were 30 U.S. Company Operated stores compared to 31 U.S. Company Operated stores on July 30, 2021.

Gross Profit

Gross profit was $144.0 million for Second Quarter 2022, a decrease of $33.8 million or 19.0% from $177.8 million during the Second Quarter of 2021. Gross margin decreased approximately 530 basis points to 41.0% in Second Quarter 2022, compared with 46.3% in Second Quarter 2021. Compared to Second Quarter 2021, the gross margin decline was attributable to an incremental $11.7 million of transportation costs due to the global supply chain challenges, in addition to increased promotional activity, and margin mix from growth in our Third Party business.

Selling and Administrative Expenses

Selling and administrative expenses decreased $8.0 million to $128.6 million or 36.6% of total Net revenue in Second Quarter 2022 compared with $136.6 million or 35.6% of Net revenue in Second Quarter 2021. The approximately 100 basis point increase was driven by deleverage on lower sales partially offset by continued expense controls.

Depreciation and Amortization

Depreciation and amortization expense was $9.9 million in Second Quarter 2022, an increase of $0.1 million or 0.9% compared with $9.8 million in Second Quarter 2021.

Other Operating Expense

Other operating expense was insignificant in Second Quarter 2022 for loss on disposal of property and equipment compared to no Other operating expense in Second Quarter 2021.

Operating Income

Operating income was $5.5 million in Second Quarter 2022 compared to $31.3 million in Second Quarter 2021. The $25.8 million decrease was driven by the decrease in Gross profit due to increased transportation costs attributed to the global supply chain challenges slightly offset by lower selling and administrative expenses.

Interest Expense

Interest expense remained unchanged at $8.8 million in Second Quarter 2022 and Second Quarter 2021, respectively.

Other Income

Other income was $0.2 million in Second Quarter 2022 compared to Other income of $0.1 million in Second Quarter 2021.

Income Tax (Benefit) Expense

We recorded an income tax benefit at an overall effective tax rate of 29.8% for Second Quarter 2022 and income tax expense at an overall effective tax rate of 28.3% for Second Quarter 2021.

Net Income (Loss)

As a result of the above factors, Net loss was $2.2 million and diluted loss per share was $0.07 in Second Quarter 2022 compared with Net income of $16.2 million and diluted earnings per share of $0.48 in Second Quarter 2021.

Adjusted EBITDA

As a result of the above factors, Adjusted EBITDA was $15.8 million in Second Quarter 2022 compared to $41.4 million in Second Quarter 2021.

Year-to-Date 2022 compared with Year-to-Date 2021

Net Revenue

Net revenue was $654.8 million for Year-to-Date 2022, a decrease of $50.6 million or 7.2%, from $705.4 million during the Year-to-Date 2021.

U.S. eCommerce Net revenue was $378.2 million for Year-to-Date 2022, a decrease of $63.0 million or 14.3%, from $441.2 million during the Year-to-Date 2021. The decrease in revenue was caused by delayed receipts of key products due to global supply chain and macroeconomic challenges.

International eCommerce Net revenue was $80.6 million for Year-to-Date 2022, a decrease of $23.6 million or 22.7%, from $104.2 million during the Year-to-Date 2021. The decrease in revenue was caused by delayed receipts of key products due to the global supply chain challenges and macroeconomic challenges.

Outfitters Net revenue was $124.6 million for Year-to-Date 2022, an increase of $18.3 million or 17.2%, from $106.3 million during the Year-to-Date 2021. Compared to the Year-to-Date 2021, the increase was primarily attributed to stronger demand within school uniform households, national accounts, and small and mid-sized business customers.

Third Party Net revenue was $48.9 million for Year-to-Date 2022, an increase of $18.0 million or 58.3%, from $30.9 million during the Year-to-Date 2021. The increase was driven by growth in the Kohl’s online marketplace, expanding the number of the Kohl’s stores in the Third Quarter 2021, and growth in new and existing online marketplaces.

Retail Net revenue was $22.5 million for Year-to-Date 2022, a decrease of $0.3 million or 0.8%, from $22.8 million during the Year-to-Date 2021. Our U.S. Company Operated stores experienced an increase of 0.8% in Same Store Sales as compared to the Year-to-Date 2021. On July 29, 2022 there were 30 U.S. Company Operated stores compared to 31 U.S. Company Operated stores on July 30, 2021.

Gross Profit

Gross profit was $273.2 million for Year-to-Date 2022, a decrease of $52.3 million or 16.1% from $325.5 million during Year-to-Date of 2021. Gross margin decreased to 41.7% in Year-to-Date 2022, compared with 46.2% in Year-to-Date 2021. Compared to Year-to-Date 2021, gross margin decreased due to an incremental $26.1 million of transportation costs due to global supply chain challenges, in addition to increased promotional activity, and margin mix from growth in our Third Party business.

Selling and Administrative Expenses

Selling and administrative expenses decreased $17.9 million to $244.3 million or 37.3% of total Net revenue in Year-to-Date 2022 compared with $262.2 million or 37.2% of Net revenue in Year-to-Date 2021. The approximately 10 basis point increase was a result of deleverage on lower sales offset by continued expense controls and lower digital marketing spend.

Depreciation and Amortization

Depreciation and amortization expense was $19.5 million in Year-to-Date 2022, a decrease of $0.2 million or 1.2%, compared with $19.7 million in Year-to-Date 2021.

Other Operating Expense

Other operating expense, net was insignificant in Year-to-Date 2022 compared to $0.4 million in Year-to-Date 2021. The decrease was a result of a reduction in loss on disposal of property and equipment.

Operating Income (Loss)

Operating income was $9.4 million in Year-to-Date 2022 compared to Operating income of $43.2 million in Year-to-Date 2021. The $33.8 million decrease was caused by the decrease in Gross profit due to increased transportation costs attributed to the global supply chain challenges slightly offset by lower selling and administrative expenses.

Interest Expense

Interest expense was $17.0 million in Year-to-Date 2022 compared to $17.9 million in Year-to-Date 2021. The $0.9 million decrease was primarily attributed to lower interest rates as a result of the Third Amendment to the ABL Facility and lower interest on the Term Loan Facility due to scheduled principal payments.

Other Income

Other income remained unchanged at $0.3 million in Year-to-Date 2022 and Year-to-Date 2021, respectively.

Income Tax (Benefit) Expense

We recorded an income tax benefit at an overall effective tax rate of 36.9% for Year-to-Date 2022 and an income tax expense of 26.4% for Year-to-Date 2021. The Year-to-Date 2022 rate is lower than Year-to-Date 2021 primarily due to the generation of pretax loss in 2022 compared to a pretax income in 2021.

Net Income (Loss)

As a result of the above factors, Net loss was $4.5 million and diluted loss per share was $0.14 in Year-to-Date 2022 compared with Net income of $18.9 million and diluted earnings per share of $0.56 in Year-to-Date 2021.

Adjusted EBITDA

As a result of the above factors, Adjusted EBITDA was $29.6 million in Year-to-Date 2022 compared to $63.9 million in Year-to-Date 2021.

Liquidity and Capital Resources

Our primary need for liquidity is to fund working capital requirements of our business, capital expenditures, debt service and for general corporate purposes. Our cash and cash equivalents and the ABL Facility serve as sources of liquidity for short-term working capital needs and general corporate purposes. The ABL Facility had a balance outstanding of $135.0 million on July 29, 2022, other than letters of credit. Cash generated from our net revenue and profitability, and to a lesser extent our changes in working capital, are driven by the seasonality of our business, with a significant amount of net revenue and operating cash flows generally occurring in the fourth fiscal quarter of each year. We expect that our cash on hand and cash flows from operations, along with revolving on the ABL Facility, will be adequate to meet our capital requirements and operational needs for at least the next 12 months.

Description of Material Indebtedness

Debt Arrangements

Our $275.0 million revolving ABL Facility includes a $70.0 million sublimit for letters of credit and is available for working capital and other general corporate liquidity needs. On July 29, 2021, we executed the Third Amendment to the ABL Facility resulting in favorable financial terms and extension of the maturity date of the ABL Facility, as discussed below. The amount available to borrow is subject to the Loan Cap, as defined in the agreement, which considers the Borrowing Base calculated from eligible inventory, trade receivables and credit card receivables as defined in the agreement. The balance outstanding was $135.0 million and $25.0 million on July 29, 2022 and July 30, 2021, respectively. The balance of outstanding letters of credit was $13.8 million and $16.7 million on July 29, 2022 and July 30, 2021, respectively.

On September 9, 2020, we entered into the Term Loan Facility which provided borrowings of $275.0 million. Origination costs, including an Original Issue Discount (OID) of 3% and $5.1 million in debt origination fees were paid upon entering into the Term Loan Facility.

Interest; Fees

The Third Amendment to the ABL Facility, effective July 31, 2021, lowered the applicable margin interest rates applicable to the referenced rate, selected at the borrower’s election, either (1) adjusted LIBOR or (2) a base rate which is the greater of (a) the federal funds rate plus 0.50%, (b) the one-month LIBOR rate plus 1.00%, or (c) the Wells Fargo “prime rate”. For all loans, the borrowing margin is based upon the average daily total loans outstanding for the previous quarter. The applicable borrowing margin for LIBOR loans is (i) less than $95.0 million, 1.25%, (ii) equal to or greater than $95.0 million but less than $180.0 million, 1.50%, and (iii) greater than or equal to $180.0 million, 1.75%. For base rate loans, the applicable borrowing margin is (i) less than $95.0 million, 0.50%, (ii) equal to or greater than $95.0 million but less than $180.0 million, 0.75%, and (iii) greater than or equal to $180.0 million, 1.00%. The Third Amendment to the ABL Facility replaced the 0.75% LIBOR floor with a 0.0% LIBOR floor.

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

The ABL Facility fees include (i) commitment fees of 0.25% based upon the average daily unused commitment (aggregate commitment less loans and letter of credit outstanding) under the ABL Facility for the preceding fiscal quarter and (ii) customary letter of credit fees. As of July 29, 2022, we had borrowings of $135.0 million under the ABL Facility.

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

As of July 29, 2022, we were in compliance with our financial covenants in the Debt Facilities.

Events of Default

The Debt Facilities include customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross defaults related to certain other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, material judgments, and change of control.

Cash Flows from Operating Activities

Net cash used in operating activities was $117.5 million during Year-to-Date 2022 compared to net cash provided by operating activities of $30.5 million during Year-to-Date 2021. The $148.0 million increase in cash used in operating activities was primarily caused by a decrease in net income and an increase year over year in inventories and year over year change in other current liabilities. The $104.9 million increase in inventory compared to Year-to-Date 2021 was primarily attributable to an increase of earlier receipts and in-transit shipments for fall and holiday inventory compared to prior years and increased transportation costs due to global supply chain challenges.

Cash Flows from Investing Activities

Net cash used in investing activities was $14.8 million and $12.0 million during Year-to-Date 2022 and Year-to-Date 2021, respectively. Cash used in investing activities for both periods was primarily used for investments to update our digital information technology infrastructure.

For Fiscal 2022, we plan to invest approximately $37.0 million in capital expenditures for strategic investments and infrastructure, primarily in technology and general corporate needs.

Cash Flows from Financing Activities

Net cash provided by financing activities was $121.5 million during Year-to-Date 2022, compared with net cash used in financing activities of $12.9 million during Year-to-Date 2021. The increase in net cash provided by financing activities is primarily due to increased borrowings under the ABL Facility to cover higher than normal inventory levels due to global supply chain challenges resulting in earlier receipts and higher in-transit shipments of fall and holiday inventory compared to prior years and increased transportation costs.

Contractual Obligations and Off-Balance-Sheet Arrangements

There have been no material changes to our contractual obligations and off-balance-sheet arrangements as discussed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2022.

Financial Instruments with Off-Balance-Sheet Risk

The $275.0 million ABL Facility includes a $70.0 million sublimit for letters of credit and the Third Amendment to the ABL Facility extended the maturity from November 16, 2022 to the earlier of (a) July 29, 2026 and (b) June 9, 2025 if, on or prior to such date, the Term Loan Facility has not been refinanced, extended or repaid in full in accordance with the terms thereof and not replaced with other indebtedness. The ABL Facility is available for working capital and other general corporate liquidity needs. The balance outstanding on July 29, 2022 and July 30, 2021 was $135.0 million and $25.0 million, respectively. The balance of outstanding letters of credit was $13.8 million and $16.7 million on July 29, 2022 and July 30, 2021, respectively.

Application of Critical Accounting Policies and Estimates

We believe that the assumptions and estimates associated with revenue, inventory valuation, goodwill and intangible asset impairment assessments and income taxes have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

For a complete discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended January 28, 2022. There have been no significant changes in our critical accounting policies or their application since January 28, 2022. During Second Quarter 2022, we implemented our accounting policy for repurchases of common stock.

Repurchases of Common Stock

Shares of the Company’s common stock are repurchased by the Company through open market transactions. In the Second Quarter 2022, all purchases of common stock under the Share Repurchase Program have been at prices that exceeded the par value of the repurchased common stock, and the amounts of the purchase prices that exceeded par value were allocated between Additional paid-in capital and Retained earnings. The portion charged against Additional paid-in capital is determined based on the Additional paid-in capital per share amount recorded in the initial issuance of the shares with the remaining to Retained earnings. The total cost of the broker commissions is charged directly to Retained earnings. The Company plans to periodically retire all shares repurchased under the Share Repurchase Program. All shares repurchased during Second Quarter 2022 were retired during Second Quarter 2022.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in currency rates. A significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of July 29, 2022, we had $15.5 million of cash denominated in foreign currencies, principally in British pound sterling, Euro and Japanese yen. We do not utilize financial instruments for trading purposes or hedging and have not used any derivative financial instruments. We do not consider our foreign earnings to be permanently reinvested.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation for the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and our President and Chief Financial Officer have concluded that, as of July 29, 2022, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by Rules 13a-15 under the Exchange Act during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For a description of our legal proceedings, see Note 11, Commitments and Contingencies in Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which description of legal proceedings is incorporated by reference herein.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended January 28, 2022, filed with the SEC on March 24, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents a month-to-month summary of information with respect to purchases of common stock made during the Second Quarter 2022 pursuant to the Share Repurchase Program announced on June 28, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
April 30 - May 27	—	$—	—	$—
May 28 - July 1	80,860	10.99	80,860	49,111
July 2 - July 29	131,193	11.16	131,193	47,647
Total	212,053	$11.10	212,053	$47,647

(1)	All shares of common stock were retired following purchase.
(2)	Average price paid per share excludes broker commissions.
(3)

On June 28, 2022, the Company announced that its Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock through February 2, 2024 (the “Share Repurchase Program”). The Share Repurchase Program may be suspended or discontinued at any time.

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

Lands’ End, Inc.

(Registrant)

By:	/s/ James Gooch
Name:	James Gooch
Title:	President and Chief Financial Officer (Principal Financial Officer)

Date: September 1, 2022