Form 10-Q
period 2022-10-28
LANDS' END, INC.
filed 2022-12-01
CIK 799288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 28, 2022

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

As of November 28, 2022, the registrant had 33,002,242 shares of common stock, $0.01 par value, outstanding.

LANDS’ END, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED OCTOBER 28, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDS’ END, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(in thousands, except per share data)	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021
Net revenue	$370,983	$375,843	$1,025,826	$1,081,249
Cost of sales (excluding depreciation and amortization)	222,573	209,028	604,204	588,908
Gross profit	148,410	166,815	421,622	492,341

Selling and administrative	132,807	137,408	377,074	399,579
Depreciation and amortization	9,761	9,788	29,228	29,483
Other operating expense, net	3,096	140	3,135	583
Operating income	2,746	19,479	12,185	62,696
Interest expense	10,825	8,334	27,807	26,231
Other expense (income), net	230	(171)	(97)	(461)
(Loss) income before income taxes	(8,309)	11,316	(15,525)	36,926
Income tax (benefit) expense	(3,627)	3,917	(6,293)	10,667
NET (LOSS) INCOME	$(4,682)	$7,399	$(9,232)	$26,259
NET (LOSS) INCOME PER COMMON SHARE
Basic:	$(0.14)	$0.22	$(0.28)	$0.80
Diluted:	$(0.14)	$0.22	$(0.28)	$0.78

Basic weighted average common shares outstanding	33,064	32,981	33,196	32,910
Diluted weighted average common shares outstanding	33,064	33,698	33,196	33,708

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Comprehensive Operations

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021
NET (LOSS) INCOME	$(4,682)	$7,399	$(9,232)	$26,259
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(1,947)	(670)	(5,884)	(395)
COMPREHENSIVE (LOSS) INCOME	$(6,629)	$6,729	$(15,116)	$25,864

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	October 28, 2022	October 29, 2021	January 28, 2022
ASSETS
Current assets
Cash and cash equivalents	$28,829	$37,926	$34,301
Restricted cash	1,833	1,983	1,834
Accounts receivable, net	49,409	44,078	49,668
Inventories, net	564,856	479,793	384,241
Prepaid expenses and other current assets	47,205	41,418	36,905
Total current assets	692,132	605,198	506,949
Property and equipment, net	121,907	133,572	129,791
Operating lease right-of-use asset	31,441	32,782	31,492
Goodwill	106,700	106,700	106,700
Intangible asset	257,000	257,000	257,000
Other assets	3,786	4,512	4,702
TOTAL ASSETS	$1,212,966	$1,139,764	$1,036,634
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$13,750	$13,750	$13,750
Accounts payable	228,863	184,569	145,802
Lease liability – current	5,808	5,609	5,617
Other current liabilities	111,872	142,828	146,263
Total current liabilities	360,293	346,756	311,432
Long-term borrowings under ABL Facility	160,000	70,000	—
Long-term debt, net	226,227	237,245	234,474
Lease liability – long-term	32,033	34,092	32,731
Deferred tax liabilities	45,087	47,325	46,191
Other liabilities	3,758	5,834	5,110
TOTAL LIABILITIES	827,398	741,252	629,938
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 authorized: 480,000 shares; issued and outstanding: 33,001, 32,983 and 32,985, respectively	330	330	330
Additional paid-in capital	369,198	372,313	374,413
Retained earnings	34,566	37,485	44,595
Accumulated other comprehensive (loss)	(18,526)	(11,616)	(12,642)
TOTAL STOCKHOLDERS’ EQUITY	385,568	398,512	406,696
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,212,966	$1,139,764	$1,036,634

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	39 Weeks Ended
(in thousands)	October 28, 2022	October 29, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(9,232)	$26,259
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	29,228	29,483
Amortization of debt issuance costs	2,361	2,358
Loss on disposal of property and equipment	39	583
Stock-based compensation	3,537	8,043
Deferred income taxes	460	80
Long-lived asset impairment	120	—
Other	(744)	(1,097)
Change in operating assets and liabilities:
Accounts receivable, net	(1,246)	(7,219)
Inventories, net	(188,899)	(98,391)
Accounts payable	82,057	51,152
Other operating assets	(10,604)	95
Other operating liabilities	(33,072)	(17,700)
Net cash used in operating activities	(125,995)	(6,354)
CASH FLOWS FROM INVESTING ACTIVITIES
Sales of property and equipment	88	—
Purchases of property and equipment	(20,544)	(18,739)
Net cash used in investing activities	(20,456)	(18,739)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under ABL Facility	222,000	140,000
Payments of borrowings under ABL Facility	(62,000)	(95,000)
Payments on term loan	(10,313)	(10,313)
Payments for taxes related to net share settlement of equity awards	(4,315)	(5,098)
Purchases and retirement of common stock	(5,234)	—
Payment of debt issuance costs	—	(1,161)
Net cash provided by financing activities	140,138	28,428
Effects of exchange rate changes on cash, cash equivalents and restricted cash	840	780
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(5,473)	4,115
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	36,135	35,794
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$30,662	$39,909
SUPPLEMENTAL CASH FLOW DATA
Unpaid liability to acquire property and equipment	$4,922	$2,836
Income taxes paid, net of refunds	$4,146	$23,570
Interest paid	$26,170	$23,972
Lease liabilities arising from obtaining operating lease right-of-use assets	$4,223	$1,161

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock Issued		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
(in thousands)	Shares	Amount	Capital	Earnings	(Loss)	Equity
Balance at January 28, 2022	32,985	$330	$374,413	$44,595	$(12,642)	$406,696
Net loss	—	—	—	(2,371)	—	(2,371)
Cumulative translation adjustment, net of tax	—	—	—	—	(3,094)	(3,094)
Stock-based compensation expense	—	—	1,484	—	—	1,484
Vesting of restricted shares	660	4	(4)	—	—	—
Common stock withheld related to net share settlement of equity awards	(232)	—	(4,310)	—	—	(4,310)
Balance at April 29, 2022	33,413	$334	$371,583	$42,224	$(15,736)	$398,405
Net loss	—	—	—	(2,179)	—	(2,179)
Cumulative translation adjustment, net of tax	—	—	—	—	(843)	(843)
Stock-based compensation expense	—	—	1,919	—	—	1,919
Vesting of restricted shares	1	—	—	—	—	—
Purchases and retirement of common stock	(212)	(2)	(2,257)	(98)	—	(2,357)
Balance at July 29, 2022	33,202	$332	$371,245	$39,947	$(16,579)	$394,945
Net loss	—	—	—	(4,682)	—	(4,682)
Cumulative translation adjustment, net of tax	—	—	—	—	(1,947)	(1,947)
Stock-based compensation expense	—	—	134	—	—	134
Vesting of restricted shares	4	—	—	—	—	—
Common stock withheld related to net share settlement of equity awards	(1)	—	(5)	—	—	(5)
Purchases and retirement of common stock	(204)	(2)	(2,176)	(699)		(2,877)
Balance at October 28, 2022	33,001	$330	$369,198	$34,566	$(18,526)	$385,568

	Common Stock Issued		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
(in thousands)	Shares	Amount	Capital	Earnings	(Loss)	Equity
Balance at January 29, 2021	32,614	$326	$369,372	$11,226	$(11,221)	$369,703
Net income	—	—	—	2,639	—	2,639
Cumulative translation adjustment, net of tax	—	—	—	—	311	311
Stock-based compensation expense	—	—	2,513	—	—	2,513
Vesting of restricted shares	553	4	(4)	—	—	—
Common stock withheld related to net share settlement of equity awards	(190)	—	(5,013)	—	—	(5,013)
Balance at April 30, 2021	32,977	$330	$366,868	$13,865	$(10,910)	$370,153
Net income	—	—	—	16,221	—	16,221
Cumulative translation adjustment, net of tax	—	—	—	—	(36)	(36)
Stock-based compensation expense	—	—	3,556	—	—	3,556
Vesting of restricted shares	7	—	—	—	—	—
Common stock withheld related to net share settlement of equity awards	(3)	—	(71)	—	—	(71)
Balance at July 30, 2021	32,981	$330	$370,353	$30,086	$(10,946)	$389,823
Net income	—	—	—	7,399	—	7,399
Cumulative translation adjustment, net of tax	—	—	—	—	(670)	(670)
Stock-based compensation expense	—	—	1,974	—	—	1,974
Vesting of restricted shares	3	—	—	—	—	—
Common stock withheld related to net share settlement of equity awards	(1)	—	(14)	—	—	(14)
Balance at October 29, 2021	32,983	$330	$372,313	$37,485	$(11,616)	$398,512

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

•	Company Operated stores – Lands’ End retail stores in the Retail distribution channel

•	Debt Facilities – Collectively, the Term Loan Facility and ABL Facility

•	Deferred Awards – Time vesting stock awards

•	EPS – Earnings per share

•	FASB – Financial Accounting Standards Board

•	First Quarter 2019 – The 13 weeks ended May 3, 2019

•	Fiscal 2022 – The 52 weeks ending January 27, 2023

•	GAAP – Accounting principles generally accepted in the United States

•	LIBOR – London inter-bank offered rate

•	Option Awards – Stock option awards

•	Performance Awards – Performance-based stock awards

•	SEC – United States Securities and Exchange Commission

•	Target Shares – Number of restricted stock units awarded to a recipient which reflects the number of shares to be delivered based on achievement of target performance goals

•	Term Loan Facility – Term loan credit agreement, dated as of September 9, 2020, among the Company, Fortress Credit Corp., as Administrative Agent and Collateral Agent, and the lenders party thereto

•	Third Quarter 2022 – The 13 weeks ended October 28, 2022

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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

There were no new accounting standards adopted that had an impact on the Company’s financial statements during the 39 weeks ended October 28, 2022.

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

The following table summarizes the components of basic and diluted EPS:

	13 Weeks Ended		39 Weeks Ended
(in thousands, except per share amounts)	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021
Net (loss) income	$(4,682)	$7,399	$(9,232)	$26,259

Basic weighted average common shares outstanding	33,064	32,981	33,196	32,910
Dilutive effect of stock awards	—	717	—	798
Diluted weighted average common shares outstanding	33,064	33,698	33,196	33,708

Basic (loss) earnings per share	$(0.14)	$0.22	$(0.28)	$0.80
Diluted (loss) earnings per share	$(0.14)	$0.22	$(0.28)	$0.78

Stock awards are considered anti-dilutive based on the application of the treasury stock method or in the event of a net loss. Anti-dilutive shares excluded from the diluted weighted average shares outstanding were 1,098,662 anti-dilutive shares in the 13 weeks ended October 28, 2022, 142 anti-dilutive shares in the 13 weeks ended October 29, 2021, 1,170,934 anti-dilutive shares in the 39 weeks ended October 28, 2022 and 77 anti-dilutive shares in the 39 weeks ended October 29, 2021.

NOTE 4. OTHER COMPREHENSIVE (LOSS) INCOME

Other comprehensive (loss) income encompasses all changes in equity other than those arising from transactions with stockholders and is comprised solely of foreign currency translation adjustments.

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021
Beginning balance: Accumulated other comprehensive (loss) (net of tax of $4,407, $2,910, $3,361 and $2,987, respectively)	$(16,579)	$(10,946)	$(12,642)	$(11,221)
Other comprehensive (loss):
Foreign currency translation adjustments (net of tax of $518, $178, $1,564 and $101, respectively)	(1,947)	(670)	(5,884)	(395)
Ending balance: Accumulated other comprehensive (loss) (net of tax of $4,925, $3,088, $4,925 and $3,088, respectively)	$(18,526)	$(11,616)	$(18,526)	$(11,616)

No amounts were reclassified out of Accumulated other comprehensive (loss) during any of the periods presented.

NOTE 5. DEBT

ABL Facility

The Company’s $275.0 million revolving ABL Facility includes a $70.0 million sublimit for letters of credit and is available for working capital and other general corporate liquidity needs. On July 29, 2021, the Company executed the Third Amendment to the ABL Facility resulting in favorable financial terms and extension of the maturity date of the ABL Facility, as discussed below. The amount available to borrow is the lessor of the $275.0 million facility limit and the Borrowing Base which is calculated from Eligible Inventory, Trade Receivables and Credit Card Receivables, all terms as defined in the ABL Facility.

The following table summarizes the Company’s maximum borrowing availability under the ABL Facility, before consideration of the Borrowing Base calculation:

	October 28, 2022		October 29, 2021		January 28, 2022
(in thousands)	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
ABL Facility limit	$275,000		$275,000		$275,000
Less: Outstanding borrowings	160,000	4.91%	70,000	1.34%	—	―%
Less: Outstanding letters of credit	11,841		21,400		23,521
Maximum borrowing availability	$103,159		$183,600		$251,479

As of October 28, 2022, the amount available to borrow under the ABL Facility, based upon the Borrowing Base calculation, was $103.2 million.

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

The Company’s long-term debt consisted of the following:

	October 28, 2022		October 29, 2021		January 28, 2022
(in thousands)	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Term Loan Facility	$247,500	12.87%	$261,250	10.75%	$257,813	10.75%
Less: Current portion of long-term debt	13,750		13,750		13,750
Less: Unamortized debt issuance costs	7,523		10,255		9,589
Long-term debt, net	$226,227		$237,245		$234,474

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

The ABL Facility fees include (i) commitment fees of 0.25% based upon the average daily unused commitment (aggregate commitment less loans and letter of credit outstanding) under the ABL Facility for the preceding fiscal quarter and (ii) customary letter of credit fees. As of October 28, 2022, the Company had borrowings of $160.0 million under the ABL Facility.

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

The Term Loan Facility matures on September 9, 2025 and amortizes at a rate equal to 1.25% per quarter. It is subject to mandatory prepayments in an amount equal to a percentage of the borrower’s excess cash flows in each fiscal year, ranging from 0% to 75% depending on the Company’s total leverage ratio, and with the proceeds of certain asset sales, casualty events and extraordinary receipts. The loan could not be voluntarily prepaid during the first two years of its term without significant penalties. A prepayment premium of 3% applies to voluntary prepayments and certain mandatory prepayments made after September 9, 2022 and on or prior to September 9, 2023, 1% for such prepayments made after September 9, 2023 and on or prior to September 9, 2024 and no premium on such prepayments thereafter.

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

As of October 28, 2022, the Company was in compliance with its financial covenants in the Debt Facilities.

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

•

Option Awards provide the recipient with the option to purchase a set number of shares at a stated exercise price over the term of the contract, which is ten years for all Option Awards currently outstanding. Options are granted with a strike price equal to the stock price on the date of grant and vest ratably over the requisite service period of the award. The fair value of each Option Award is estimated on the grant date using the Black-Scholes option pricing model.

The following table provides a summary of the Company’s stock-based compensation expense, which is included in Selling and administrative expense in the Condensed Consolidated Statements of Operations:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021
Deferred awards	$1,503	$1,381	$4,408	$4,226
Performance awards (1)	(1,369)	593	(871)	3,714
Option awards	—	—	—	103
Total stock-based compensation expense	$134	$1,974	$3,537	$8,043

(1)	Net credit expense for the 13 and 39 weeks ended October 28, 2022 includes a reduction of the accrual for Performance Awards based on actual and projected results relative to performance measures.

Deferred Awards

The following table provides a summary of the Deferred Awards activity for the 39 weeks ended October 28, 2022:

	Deferred Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested deferred awards as of January 28, 2022	913	$14.60
Granted	387	20.26
Vested	(392)	14.12
Forfeited or expired	(69)	16.64
Unvested deferred awards as of October 28, 2022	839	$17.27

Total unrecognized stock-based compensation expense related to unvested Deferred Awards was approximately $8.7 million as of October 28, 2022, which is expected to be recognized ratably over a weighted average period of 2.0 years. Deferred Awards granted to employees during the 39 weeks ended October 28, 2022 vest ratably over a period of three years.

Performance Awards

The following table provides a summary of the Performance Awards activity for the 39 weeks ended October 28, 2022:

	Performance Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested performance awards as of January 28, 2022	436	$21.15
Granted (2)	248	20.65
Vested	(270)	15.73
Forfeited or expired	(38)	24.39
Unvested performance awards as of October 28, 2022	376	$24.39

(2)	Performance shares granted assume achievement performance at 100% of target.

Total unrecognized stock-based compensation expense related to unvested Performance Awards was approximately $1.1 million as of October 28, 2022, which is expected to be recognized ratably over a weighted average period of 1.4 years. Performance Awards granted to employees during the 39 weeks ended October 28, 2022 vest, if earned, after completion of the applicable three-year performance period.

Option Awards

There were no unvested Option Awards as of October 28, 2022. The Option Awards have a life of ten years and vested ratably over the first four years. As of October 28, 2022, 343,135 shares related to Option Awards were exercisable over a weighted-average remaining contractual term of 4.4 years. No options have been exercised as of October 28, 2022.

NOTE 7. STOCKHOLDERS’ EQUITY

Share Repurchase Program

On June 28, 2022, the Company announced that its Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock through February 2, 2024 (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company may repurchase its common stock through open market purchases, in privately negotiated transactions, or by other means in accordance with federal securities laws, including Rule 10b-18 of the Exchange Act. The amount and timing of purchases will be determined by the Company’s management depending upon market conditions and other factors and may be made pursuant to a Rule 10b5-1 trading plan. The Share Repurchase Program may be suspended or discontinued at any time. As of October 28, 2022, additional purchases of up to $44.8 million could be made under the Share Repurchase Program.

The following table summarizes the Company’s share repurchases through October 28, 2022:

	13 Weeks Ended		39 Weeks Ended
(Shares and $ in thousands except average per share cost)	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021
Number of shares repurchased	204	—	416	—
Total cost	$2,873	—	$5,226	—
Average per share cost	$14.06	—	$12.55	—

All shares that were repurchased through the Share Repurchase Program have been retired.  In accordance with the FASB ASC 505—Equity, the par value of the shares retired was charged against Common stock and the remaining purchase price was allocated between Additional paid-in capital and Retained earnings. The portion charged against Additional paid-in capital is determined based on the Additional paid-in capital per share amount recorded in the initial issuance of the shares with the remaining to Retained earnings. In addition, the total cost of the broker commissions is charged directly to Retained earnings. For all shares retired during the 13 weeks ended and 39 weeks ended October 28, 2022, $0.7 million and $0.8 million, respectively, was charged to Retained earnings.

NOTE 8. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

(in thousands)	October 28, 2022	October 29, 2021	January 28, 2022
Deferred gift card revenue	$31,020	$30,473	$33,070
Reserve for sales returns and allowances	23,649	24,328	23,421
Accrued employee compensation and benefits	19,147	48,894	58,833
Deferred revenue	13,412	14,537	8,560
Accrued taxes	10,513	12,459	11,999
Accrued closing costs	3,999	—	—
Other	10,132	12,137	10,380
Total other current liabilities	$111,872	$142,828	$146,263

NOTE 9. LANDS’ END JAPAN CLOSING

In July 2022, the Board of Directors approved a plan to cease operations of Lands’ End Japan KK, a subsidiary of Lands’ End, Inc. (“LE Japan”) by the end of Fiscal 2022. LE Japan comprises the Japan eCommerce operating segment.  For a discussion of this operating segment, see Note 13, Segment Reporting.  The closing and subsequent disposal of the assets does not represent a strategic shift with a major effect on the consolidated financial condition.  Accordingly, the closing of LE Japan was not presented in the Condensed Consolidated Financial Statements as discontinued operations.

In August 2022, the Company notified all employees of the closing and commenced closing activities. Liquidation sales began in the month of September 2022.  The Company recorded estimated one-time closing costs for employee severance and benefit costs, early termination and restoration costs of lease facilities and contract cancellation and other costs.

The following table summarizes the estimated closing costs of LE Japan recognized in Other operating expense, net in the Condensed Consolidated Statement of Operations for the 13 weeks and 39 weeks ended October 28, 2022.

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021
Employee severance and benefit costs	$1,693	$—	$1,693	$—
Early termination and restoration costs of leased facilities	867	—	867	—
Contract cancellation and other costs	416	—	416	—
Total estimated costs	$2,976	$—	$2,976	$—

The following table summarizes accrued closing cost activity related to LE Japan:

(in thousands)	Employee Severance and Benefit Costs	Leased Facilities Costs	Other Closing Costs	Total
Balance as of July 29, 2022	$—	$—	$—	$—
Estimated costs payable in cash	2,709	872	418	3,999
Cash payments	—	—	—	—
Foreign currency translation	—	—	—	—
Balance as of October 28, 2022	$2,709	$872	$418	$3,999

NOTE 10. FAIR VALUE MEASUREMENTS OF FINANCIAL ASSETS AND LIABILITIES

Restricted cash is reflected on the Condensed Consolidated Balance Sheets at fair value. The fair value of restricted cash was $1.8 million, $2.0 million, and $1.8 million as of October 28, 2022, October 29, 2021 and January 28, 2022, respectively, based on Level 1 inputs. Restricted cash amounts are valued based upon statements received from financial institutions.

Carrying amounts and fair values of long-term debt, including current portion, in the Condensed Consolidated Balance Sheets are as follows:

	October 28, 2022		October 29, 2021		January 28, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$247,500	$232,017	$261,250	$261,396	$257,813	$256,439

Long-term debt, including current portion, was valued utilizing Level 3 valuation techniques based on a third-party valuation model to complete the analysis on October 28, 2022, October 29, 2021 and January 28, 2022. There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis as of October 28, 2022, October 29, 2021 and January 28, 2022.

NOTE 11. INCOME TAXES

Provision for Income Taxes

At the end of each quarter, the Company estimates its effective income tax rate pursuant to ASC 740. The rate for the period consists of the tax rate expected to be applied for the full year to ordinary income adjusted for any discrete items recorded in the period.

The Company recorded a tax benefit at an overall effective tax rate of 43.7% for the 13 weeks ended October 28, 2022, and a tax expense at an overall effective tax rate of 34.6% for the 13 weeks ended October 29, 2021. The Company recorded a tax benefit at an overall rate of 40.5% for the 39 weeks ended October 28, 2022, and tax expense at an overall effective tax rate of 28.9% for the 39 weeks ended October 29, 2021. The overall effective tax rates for the 13 weeks and 39 weeks ended October 28, 2022, are higher primarily due to a pretax loss in 2022 compared to a pretax income in 2021 and the tax benefits recorded as a result of LE Japan closing costs in the Third Quarter 2022.

On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law. Provisions of the IRA include a 15% corporate minimum tax and a 1% excise tax (“Stock Buyback Tax”) on the repurchase of corporate stock amongst others. The Company is assessing the impacts, if any, the IRA will have on its Share Repurchase Program and its consolidated financial statements.

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

NOTE 13. SEGMENT REPORTING

The Company’s operating segments consist of: U.S. eCommerce, Europe eCommerce, Japan eCommerce, Outfitters, Third Party and Retail. The Company determined that each of the operating segments have similar economic and other qualitative characteristics, thus the results of the operating segments are aggregated into one reportable external segment.

Lands’ End identifies five separate distribution channels for revenue reporting purposes:

•	U.S. eCommerce offers products through the Company’s eCommerce website.

•	International offers products primarily to consumers located in Europe and Japan through eCommerce international websites and third-party affiliates. See Note 9, Lands’ End Japan Closing.

•	Outfitters sells uniform and logo apparel to businesses and their employees, as well as to student households through school relationships, located primarily in the U.S.

•	Third Party sells the same products as U.S. eCommerce but direct to consumers through third-party marketplace websites and through domestic wholesale customers.

•	Retail sells products through Company Operated stores.

Net revenue is presented by distribution channel in the following table:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021
Net revenue:
U.S. eCommerce	$211,217	$213,999	$589,398	$655,190
International	37,969	47,219	118,520	151,482
Outfitters	80,768	86,069	205,399	192,382
Third Party	30,883	19,308	79,815	50,210
Retail	10,146	9,248	32,694	31,985
Total Net revenue	$370,983	$375,843	$1,025,826	$1,081,249

NOTE 14. REVENUE

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

The Company’s revenue is disaggregated by distribution channel and geographic location. Revenue by distribution channel is presented in Note 13, Segment Reporting. Revenue by geographic location was:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021
Net revenue:
United States	$327,780	$322,773	$893,205	$914,069
Europe	28,946	39,277	94,386	124,183
Asia	9,620	8,663	26,059	29,212
Other	4,637	5,130	12,176	13,785
Total Net revenue	$370,983	$375,843	$1,025,826	$1,081,249

Contract Liabilities

Contract liabilities consist of payments received in advance of the transfer of control to the customer. As products are delivered and control transfers, the Company recognizes the deferred revenue in Net revenue in the Condensed Consolidated Statements of Operations. The following table summarizes the deferred revenue associated with payments received in advance of the transfer of control to the customer, which is reported in Other current liabilities in the Condensed Consolidated Balance Sheets, as well as amounts recognized through Net revenue for each period presented. The majority of deferred revenue as of October 28, 2022 is expected to be recognized in Net revenue in the fiscal quarter ending January 27, 2023, as products are delivered to customers.

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021
Deferred revenue beginning of period	$9,757	$18,355	$8,560	$17,187
Deferred revenue recognized in period	(9,543)	(18,141)	(8,346)	(16,973)
Revenue deferred in period	13,198	14,323	13,198	14,323
Deferred revenue end of period	$13,412	$14,537	$13,412	$14,537

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

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021
Balance as of beginning of period	$31,444	$28,341	$33,070	$26,798
Gift cards issued	15,075	13,196	46,745	33,377
Gift cards redeemed	(15,033)	(10,934)	(47,746)	(29,334)
Gift card breakage	(466)	(130)	(1,049)	(368)
Balance as of end of period	$31,020	$30,473	$31,020	$30,473

Refund Liabilities

Refund liabilities, primarily associated with product sales returns and retrospective volume rebates, represent variable consideration and are estimated and recorded as a reduction to Net revenue based on historical experience. As of October 28, 2022, October 29, 2021 and January 28, 2022, $23.6 million, $24.3 million and $23.4 million, respectively, of refund liabilities, primarily associated with product returns, were reported in Other current liabilities in the Condensed Consolidated Balance Sheets. An asset for product returns is recorded in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

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

As used in this Quarterly Report on Form 10-Q, references to the “Company”, “Lands’ End”, “we”, “us”, “our” and similar terms refer to Lands’ End, Inc. and its subsidiaries. Our fiscal year ends on the Friday preceding the Saturday closest to January 31. Other terms that are commonly used in this Quarterly Report on Form 10-Q are defined as follows:

•	ABL Facility – Asset-based senior secured credit agreement, providing for a revolving facility, dated as of November 16, 2017, with Wells Fargo Bank, N.A. and certain other lenders, as amended to date
•	Adjusted EBITDA – Net income (loss) appearing on the Consolidated Statements of Operations net of Income tax expense, Interest expense, Depreciation and amortization and certain significant items
•	Company Operated stores – Lands’ End retail stores in the Retail distribution channel
•	COVID – Coronavirus disease 2019 (COVID-19) caused by severe respiratory syndrome coronavirus 2 (SARS-CoV-2)
•	Debt Facilities – Collectively, the Term Loan Facility and ABL Facility
•	First Quarter 2020 – The 13 weeks ended May 1, 2020
•	Fiscal 2022 – The 52 weeks ending January 27, 2023
•	Fiscal 2021 – The 52 weeks ended January 28, 2022
•	Fiscal 2020 – The 52 weeks ended January 29, 2021
•	GAAP – Accounting principles generally accepted in the United States
•	LIBOR – London inter-bank offered rate
•	SEC – United States Securities and Exchange Commission
•	Second Quarter 2022 – The 13 weeks ended July 29, 2022
•	Term Loan Facility – Term loan credit agreement, dated as of September 9, 2020, among the Company, Fortress Credit Corp., as Administrative Agent and Collateral Agent, and the lenders party thereto
•	Third Quarter 2022 – The 13 weeks ended October 28, 2022
•	Third Quarter 2021 – The 13 weeks ended October 29, 2021
•	Year-to-Date 2022 – The 39 weeks ended October 28, 2022
•	Year-to-Date 2021 – The 39 weeks ended October 29, 2021

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

Distribution Channels

We identify five separate distribution channels for revenue reporting purposes:

•	U.S. eCommerce offers products through our eCommerce website.
•	International offers products primarily to consumers located in Europe and Japan through our eCommerce international websites and third-party affiliates. See Note 9, Lands’ End Japan Closing.
•	Outfitters sells uniform and logo apparel to businesses and their employees, as well as to school households through school relationships, located primarily in the U.S.
•	Third Party sells the same products as U.S. eCommerce but direct to consumers through third-party marketplace websites and through domestic wholesale customers.
•	Retail sells products through our Company Operated stores.

Macroeconomic Challenges

Macroeconomic issues, such as recent inflationary pressures, have had an impact on our business. Since apparel purchases are discretionary expenditures that historically have been influenced by domestic and global economic conditions, higher prices of consumer goods due to inflation may result in less discretionary spending for consumers which may negatively impact customer demand and require higher levels of promotion in order to attract and retain customers. These macroeconomic challenges have led to increased cost of raw materials, packaging materials, labor, energy, fuel and other inputs necessary for the production and distribution of our products and have impacted our gross margin. We expect the effects of inflationary pressures and increased costs to continue to impact our gross margin through the remainder of Fiscal 2022.

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

Results of Operations

The following table sets forth, for the periods indicated, selected income statement data, both in dollars and as a percentage of Net revenue:

	13 Weeks Ended
(in thousands)	October 28, 2022		October 29, 2021
Net revenue	$370,983	100.0%	$375,843	100.0%
Cost of sales (excluding depreciation and amortization)	222,573	60.0%	209,028	55.6%
Gross profit	148,410	40.0%	166,815	44.4%
Selling and administrative	132,807	35.8%	137,408	36.6%
Depreciation and amortization	9,761	2.6%	9,788	2.6%
Other operating expense, net	3,096	0.8%	140	0.0%
Operating income	2,746	0.7%	19,479	5.2%
Interest expense	10,825	2.9%	8,334	2.2%
Other expense (income), net	230	0.1%	(171)	(0.0)%
(Loss) income before income taxes	(8,309)	(2.2)%	11,316	3.0%
Income tax (benefit) expense	(3,627)	(1.0)%	3,917	1.0%
NET (LOSS) INCOME	$(4,682)	(1.3)%	$7,399	2.0%

	39 Weeks Ended
(in thousands)	October 28, 2022		October 29, 2021
Net revenue	$1,025,826	100.0%	$1,081,249	100.0%
Cost of sales (excluding depreciation and amortization)	604,204	58.9%	588,908	54.5%
Gross profit	421,622	41.1%	492,341	45.5%
Selling and administrative	377,074	36.8%	399,579	36.9%
Depreciation and amortization	29,228	2.8%	29,483	2.7%
Other operating expense, net	3,135	0.3%	583	0.1%
Operating income	12,185	1.2%	62,696	5.8%
Interest expense	27,807	2.7%	26,231	2.4%
Other (income), net	(97)	(0.0)%	(461)	(0.0)%
(Loss) income before income taxes	(15,525)	(1.5)%	36,926	3.4%
Income tax (benefit) expense	(6,293)	(0.6)%	10,667	1.0%
NET (LOSS) INCOME	$(9,232)	(0.9)%	$26,259	2.4%

Depreciation and amortization are not included in our cost of sales because we are a reseller of inventory and do not believe that including depreciation and amortization is meaningful. As a result, our gross margins may not be comparable to other entities that include depreciation and amortization related to the sale of their product in their gross margin measure.

Net Income (Loss) and Adjusted EBITDA

We recorded a Net loss of $4.7 million in Third Quarter 2022 compared to Net income of $7.4 million in Third Quarter 2021. In addition to our Net income (loss) determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted EBITDA measurement. Adjusted EBITDA is computed as Net income (loss) appearing on the Condensed Consolidated Statements of Operations net of Income tax expense/(benefit), Interest expense, Depreciation and amortization and certain significant items as set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our business for comparable periods and as a basis for an executive compensation metric. The methods we use to calculate our non-GAAP financial measures may differ significantly from methods other companies use to compute similar measures. As a result, any non-GAAP financial measures presented herein may not be comparable to similar measures provided by other companies. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.

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

•

LE Japan closing costs – estimated one-time closing costs and the net operating loss related to the liquidation of product during September and October 2022 in the 13 and 39 weeks ended October 28, 2022.

•	Long-lived assets impairment – charge associated with the non-cash write down of certain long-lived assets in the 13 weeks and 39 weeks ended October 28, 2022.

•

Loss on disposal of property and equipment – charge associated with the loss on disposal of property and equipment for the 13 weeks ended October 29, 2021 and 39 weeks ended October 28, 2022 and October 29, 2021.

•	Other – amortization of transaction related costs associated with Third Party distribution channel for the 13 and 39 weeks ended October 28, 2022 and October 29, 2021.

The following table sets forth, for the periods indicated, selected income statement data, both in dollars and as a percentage of Net revenue:

	13 Weeks Ended
(in thousands)	October 28, 2022		October 29, 2021
Net (loss) income	$(4,682)	(1.3)%	$7,399	2.0%
Income tax (benefit) expense	(3,627)	(1.0)%	3,917	1.0%
Other expense (income), net	230	0.1%	(171)	(0.0)%
Interest expense	10,825	2.9%	8,334	2.2%
Operating income	2,746	0.7%	19,479	5.2%
Depreciation and amortization	9,761	2.6%	9,788	2.6%
LE Japan closing costs	3,858	1.0%	—	—%
Long-lived asset impairment	120	0.0%	—	—%
Loss on disposal of property and equipment	—	—%	140	0.0%
Other	178	0.0%	344	0.1%
Adjusted EBITDA	$16,663	4.5%	$29,751	7.9%

	39 Weeks Ended
(in thousands)	October 28, 2022		October 29, 2021
Net (loss) income	$(9,232)	(0.9)%	$26,259	2.5%
Income tax (benefit) expense	(6,293)	(0.6)%	10,667	0.9%
Other (income), net	(97)	(0.0)%	(461)	(0.0)%
Interest expense	27,807	2.7%	26,231	2.4%
Operating income	12,185	1.2%	62,696	5.8%
Depreciation and amortization	29,228	2.8%	29,483	2.7%
LE Japan closing costs	3,858	0.4%	—	—%
Long-lived asset impairment	120	0.0%	—	—%
Loss on disposal of property and equipment	39	0.0%	583	0.1%
Other	866	0.1%	844	0.1%
Adjusted EBITDA	$46,296	4.5%	$93,606	8.7%

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

Discussion and Analysis

Third Quarter 2022 compared with Third Quarter 2021

Net Revenue

Net revenue was $371.0 million for Third Quarter 2022, a decrease of $4.8 million or 1.3%, from $375.8 million during the Third Quarter 2021.

U.S. eCommerce Net revenue was $211.2 million for Third Quarter 2022, a decrease of $2.8 million or 1.3%, from $214.0 million during the Third Quarter 2021. The decrease in revenue was driven by lower consumer demand resulting from macroeconomic challenges impacting discretionary spending.

International eCommerce Net revenue was $38.0 million for Third Quarter 2022, a decrease of $9.2 million or 19.6%, from $47.2 million during the Third Quarter 2021. The decrease in revenue was driven by lower consumer demand resulting from macroeconomic challenges impacting discretionary spending and foreign currency translation exposure.

Outfitters Net revenue was $80.8 million for Third Quarter 2022, a decrease of $5.3 million or 6.2%, from $86.1 million during the Third Quarter 2021. Compared to Third Quarter 2021, the decrease was primarily driven by the normalization of purchases in travel related national accounts.

Third Party Net revenue was $30.9 million for Third Quarter 2022, an increase of $11.6 million or 59.9%, from $19.3 million during the Third Quarter 2021. The increase was primarily attributed to growth in the Kohl’s sales through online marketplace, and growth in other new and existing online marketplaces.

Retail Net revenue was $10.1 million for Third Quarter 2022, an increase of $0.9 million or 9.7%, from $9.2 million during the Third Quarter 2021. Our U.S. Company Operated stores experienced an increase of 13.0% in Same Store Sales was driven by an increase in traffic as consumers returned to in-store shopping as compared to the Third Quarter 2021. On October 28, 2022 there were 29 U.S. Company Operated stores compared to 30 U.S. Company Operated stores on October 29, 2021.

Gross Profit

Gross profit was $148.4 million for Third Quarter 2022, a decrease of $18.4 million or 11.0% from $166.8 million during the Third Quarter of 2021. Gross margin decreased approximately 440 basis points to 40.0% in Third Quarter 2022, compared with 44.4% in Third Quarter 2021. The Gross margin decline was attributable to an incremental $6.8 million of transportation costs as a result of global supply chain challenges, increased industry-wide promotional activity, as well as margin mix from growth in our Third Party business.

Selling and Administrative Expenses

Selling and administrative expenses decreased $4.6 million to $132.8 million or 35.8% of total Net revenue in Third Quarter 2022 compared with $137.4 million or 36.6% of Net revenue in Third Quarter 2021. The approximately 80 basis point decrease was driven by continued expense controls across the entire business.

Depreciation and Amortization

Depreciation and amortization expense remained unchanged at $9.8 million in Third Quarter 2022 and Third Quarter 2021, respectively.

Other Operating Expense

Other operating expense, net was $3.1 million in Third Quarter 2022 compared to $0.1 million in Third Quarter 2021. The $3.0 million increase was due to the estimated one-time closing costs recorded for LE Japan. The estimated one-time LE Japan closing costs includes $1.7 million for employee severance and benefit costs, $0.9 million for early termination and restoration costs of leased office and warehouse facilities and $0.4 million for contract cancellation and other costs.

Operating Income

Operating income was $2.7 million in Third Quarter 2022 compared to $19.5 million in Third Quarter 2021. The $16.8 million decrease was driven by the decrease in Gross profit slightly offset by lower selling and administrative expenses and the $3.0 million estimated one-time closing costs recorded for LE Japan.

Interest Expense

Interest expense was $10.8 million in Third Quarter 2022 compared to $8.3 million in Third Quarter 2021.  The $2.5 million increase was driven by higher applicable interest rates under the Debt Facilities and higher outstanding balances under the revolving ABL Facility.

Other Expense (Income)

Other expense was $0.2 million in Third Quarter 2022 compared to Other income of $0.2 million in Third Quarter 2021.

Income Tax (Benefit) Expense

We recorded an income tax benefit at an overall effective tax rate of 43.7% for Third Quarter 2022 and income tax expense at an overall effective tax rate of 34.6% for Third Quarter 2021. The tax rate for the Third Quarter 2022 is higher primarily due to a pretax loss in 2022 compared to a pretax income in 2021 and the tax benefits recorded as a result of LE Japan closing costs in the Third Quarter 2022.

Net Income (Loss)

As a result of the above factors, Net loss was $4.7 million and diluted loss per share was $0.14 in Third Quarter 2022 compared with Net income of $7.4 million and diluted earnings per share of $0.22 in Third Quarter 2021.

Adjusted EBITDA

As a result of the above factors, Adjusted EBITDA was $16.7 million in Third Quarter 2022 compared to $29.8 million in Third Quarter 2021.

Year-to-Date 2022 compared with Year-to-Date 2021

Net Revenue

Net revenue was $1.0 billion for Year-to-Date 2022, a decrease of $55.4 million or 5.1%, from $1.1 billion during the Year-to-Date 2021.

U.S. eCommerce Net revenue was $589.4 million for Year-to-Date 2022, a decrease of $65.7 million or 10.0%, from $655.1 million during the Year-to-Date 2021. The decrease in revenue was caused by lower consumer demand as a result of delayed receipts of key products due to global supply chain challenges and macroeconomic headwinds impacting discretionary spending.

International eCommerce Net revenue was $118.5 million for Year-to-Date 2022, a decrease of $33.0 million or 21.8%, from $151.5 million during the Year-to-Date 2021. The decrease in revenue was caused by lower consumer demand as a result of delayed receipts of key products due to global supply chain challenges and macroeconomic headwinds impacting discretionary spending, as well as foreign currency translation exposure.

Outfitters Net revenue was $205.4 million for Year-to-Date 2022, an increase of $13.0 million or 6.8%, from $192.4 million during the Year-to-Date 2021. Compared to the Year-to-Date 2021, the increase was primarily attributed to stronger demand within school uniform households and small and mid-sized business customers.

Third Party Net revenue was $79.8 million for Year-to-Date 2022, an increase of $29.6 million or 59.0%, from $50.2 million during the Year-to-Date 2021. The increase was driven by growth in the Kohl’s online marketplace, expanding the number of the Kohl’s stores in the Third Quarter 2021, and growth in new and existing online marketplaces.

Retail Net revenue was $32.7 million for Year-to-Date 2022, an increase of $0.7 million or 2.2%, from $32.0 million during the Year-to-Date 2021. Our U.S. Company Operated stores experienced an increase of 4.3% in Same Store Sales as compared to the Year-to-Date 2021. On October 28, 2022 there were 29 U.S. Company Operated stores compared to 30 U.S. Company Operated stores on October 29, 2021.

Gross Profit

Gross profit was $421.6 million for Year-to-Date 2022, a decrease of $70.7 million or 14.4% from $492.3 million during Year-to-Date 2021. Gross margin decreased to 41.1% in Year-to-Date 2022, compared with 45.5% in Year-to-Date 2021. Compared to Year-to-Date 2021, gross margin decreased due to an incremental $32.9 million of transportation costs due to global supply chain challenges, in addition to increased industry wide promotional activity, and margin mix from growth in our Third Party business.

Selling and Administrative Expenses

Selling and administrative expenses decreased $22.5 million to $377.1 million or 36.8% of total Net revenue in Year-to-Date 2022 compared with $399.6 million or 37.0% of Net revenue in Year-to-Date 2021. The approximately 20 basis point decrease was a result of continued expense controls and lower digital marketing spend slightly offset by deleverage from lower net revenue.

Depreciation and Amortization

Depreciation and amortization expense was $29.2 million in Year-to-Date 2022, a decrease of $0.3 million or 1.0%, compared with $29.5 million in Year-to-Date 2021.

Other Operating Expense

Other operating expense, net was $3.1 million in Year-to-Date compared to $0.6 million in Year-to-Date 2021. The $2.5 million increase was primarily due to $3.0 million of estimated one-time closing costs recorded for LE Japan offset by reduction in loss on disposal of property and equipment.  The estimated one-time LE Japan closing costs includes $1.7 million for employee severance and benefit costs, $0.9 million for early termination and restoration costs of leased office and warehouse facilities and $0.4 million for contract cancellation and other costs.

Operating Income (Loss)

Operating income was $12.2 million in Year-to-Date 2022 compared to Operating income of $62.7 million in Year-to-Date 2021. The $50.5 million decrease was caused by the decrease in Gross profit slightly offset by lower selling and administrative expenses and the $3.0 million one-time closing costs recorded for LE Japan.

Interest Expense

Interest expense was $27.8 million in Year-to-Date 2022 compared to $26.2 million in Year-to-Date 2021. The $1.6 million increase was primarily attributed higher outstanding balances and higher applicable interest rates on the revolving ABL Facility.

Other Income

Other income was $0.1 million in Year-to-Date 2022 compared to $0.5 million in Year-to-Date 2021.

Income Tax (Benefit) Expense

We recorded an income tax benefit at an overall effective tax rate of 40.5% for Year-to-Date 2022 and an income tax expense of 28.9% for Year-to-Date 2021. The Year-to-Date 2022 rate is higher than Year-to-Date 2021 primarily due to a pretax loss in 2022 compared to a pretax income in 2021 and the tax benefits recorded as a result of LE Japan closing costs in the Third Quarter 2022.

Net Income (Loss)

As a result of the above factors, Net loss was $9.2 million and diluted loss per share was $0.28 in Year-to-Date 2022 compared with Net income of $26.3 million and diluted earnings per share of $0.78 in Year-to-Date 2021.

Adjusted EBITDA

As a result of the above factors, Adjusted EBITDA was $46.3 million in Year-to-Date 2022 compared to $93.6 million in Year-to-Date 2021.

Liquidity and Capital Resources

Our primary need for liquidity is to fund working capital requirements of our business, capital expenditures, debt service and for general corporate purposes. Our cash and cash equivalents and the ABL Facility serve as sources of liquidity for short-term working capital needs and general corporate purposes. The ABL Facility had a balance outstanding of $160.0 million on October 28, 2022, other than letters of credit. Cash generated from our net revenue and profitability, and to a lesser extent our changes in working capital, are driven by the seasonality of our business, with a significant amount of net revenue and operating cash flows generally occurring in the fourth fiscal quarter of each year. We expect that our cash on hand and cash flows from operations, along with revolving on the ABL Facility, will be adequate to meet our capital requirements and operational needs for at least the next 12 months.

Description of Material Indebtedness

Debt Arrangements

Our $275.0 million revolving ABL Facility includes a $70.0 million sublimit for letters of credit and is available for working capital and other general corporate liquidity needs. On July 29, 2021, we executed the Third Amendment to the ABL Facility resulting in favorable financial terms and extension of the maturity date of the ABL Facility, as discussed below. The amount available to borrow is the lessor of the $275.0 million facility limit and the Borrowing Base which is calculated from Eligible Inventory, Trade Receivables and Credit Card Receivables, all terms defined in the agreement. The balance outstanding on October 28, 2022 and October 29, 2021 was $160.0 million and $70.0 million, respectively. The balance of outstanding letters of credit was $11.8 million and $21.4 million on October 28, 2022 and October 29, 2021, respectively.

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

The ABL Facility fees include (i) commitment fees of 0.25% based upon the average daily unused commitment (aggregate commitment less loans and letter of credit outstanding) under the ABL Facility for the preceding fiscal quarter and (ii) customary letter of credit fees. As of October 28, 2022, we had borrowings of $160.0 million under the ABL Facility.

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

The Term Loan Facility matures on September 9, 2025 and amortizes at a rate equal to 1.25% per quarter. It is subject to mandatory prepayments in an amount equal to a percentage of the borrower’s excess cash flows in each fiscal year, ranging from 0% to 75% depending on our total leverage ratio, and with the proceeds of certain asset sales, casualty events and extraordinary receipts. The loan could not be voluntarily prepaid during the first two years of its term without significant penalties. A prepayment premium of 3% applies to voluntary prepayments and certain mandatory prepayments made after September 9, 2022 and on or prior to September 9, 2023, 1% for such prepayments made after September 9, 2023 and on or prior to September 9, 2024, and no premium on such prepayments thereafter.

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

As of October 28, 2022, we were in compliance with our financial covenants in the Debt Facilities.

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

Cash Flows from Operating Activities

Net cash used in operating activities was $126.0 million during Year-to-Date 2022 compared to net cash used in operating activities of $6.4 million during Year-to-Date 2021. The $119.6 million increase in cash used in operating activities was primarily caused by a decrease in net income and an increase year over year in inventories. Inventory increased $85.1 million compared to Third Quarter 2021 primarily due to an increase of earlier receipts of fall and holiday inventory as well as carried over basics inventory from prior seasons.

Cash Flows from Investing Activities

Net cash used in investing activities was $20.5 million and $18.7 million during Year-to-Date 2022 and Year-to-Date 2021, respectively. Cash used in investing activities for both periods was primarily used for investments to update our digital information technology infrastructure.

For Fiscal 2022, we plan to invest approximately $42.0 million in capital expenditures for strategic investments and infrastructure, primarily in technology and general corporate needs.

Cash Flows from Financing Activities

Net cash provided by financing activities was $140.1 million during Year-to-Date 2022, compared with net cash provided by financing activities of $28.4 million during Year-to-Date 2021. The increase in net cash provided by financing activities is primarily due to increased borrowings under the ABL Facility to cover higher than normal inventory levels due to earlier receipts of fall and holiday inventory compared to prior years as well as carried over basics inventory from prior seasons.

Contractual Obligations and Off-Balance-Sheet Arrangements

There have been no material changes to our contractual obligations and off-balance-sheet arrangements as discussed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2022.

Financial Instruments with Off-Balance-Sheet Risk

The $275.0 million ABL Facility includes a $70.0 million sublimit for letters of credit and the Third Amendment to the ABL Facility extended the maturity from November 16, 2022 to the earlier of (a) July 29, 2026 and (b) June 9, 2025 if, on or prior to such date, the Term Loan Facility has not been refinanced, extended or repaid in full in accordance with the terms thereof and not replaced with other indebtedness. The ABL Facility is available for working capital and other general corporate liquidity needs. The balance outstanding on October 28, 2022 and October 29, 2021 was $160.0 million and $70.0 million, respectively. The balance of outstanding letters of credit was $11.8 million and $21.4 million on October 28, 2022 and October 29, 2021, respectively.

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

Repurchases of Common Stock

Shares of the Company’s common stock are repurchased by the Company through open market transactions. In the Third Quarter 2022, all purchases of common stock under the Share Repurchase Program have been at prices that exceeded the par value of the repurchased common stock, and the amounts of the purchase prices that exceeded par value were allocated between Additional paid-in capital and Retained earnings. The portion charged against Additional paid-in capital is determined based on the Additional paid-in capital per share amount recorded in the initial issuance of the shares with the remaining to Retained earnings. The total cost of the broker commissions is charged directly to Retained earnings. The Company plans to periodically retire all shares repurchased under the Share Repurchase Program. All shares repurchased prior to the end of Third Quarter 2022 have been retired.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in currency rates. A significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of October 28, 2022, we had $5.5 million of cash denominated in foreign currencies, principally in British pound sterling, Euro and Japanese yen. We do not utilize financial instruments for trading purposes or hedging and have not used any derivative financial instruments. We do not consider our foreign earnings to be permanently reinvested.

We are subject to interest rate risk with the Term Loan Facility and the ABL Facility, as both require the Company to pay interest on outstanding borrowings at variable rates. Each one percentage point change in interest rates (above the 1.00% LIBOR floor) associated with the Term Loan Facility would result in a $3.5 million change in our annual cash interest expenses. Assuming our ABL Facility was fully drawn to a principal amount equal to $275.0 million, each one percentage point change in interest rates would result in a $2.8 million change in our annual cash interest expense.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation for the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and our President and Chief Financial Officer have concluded that, as of October 28, 2022, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

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

For a description of our legal proceedings, see Note 12, Commitments and Contingencies in Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which description of legal proceedings is incorporated by reference herein.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended January 28, 2022, filed with the SEC on March 24, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents a month-to-month summary of information with respect to purchases of common stock made during the Third Quarter 2022 pursuant to the Share Repurchase Program announced on June 28, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
July 30 - August 26	98,495	$15.93	98,495	$46,078
August 27 - September 30	105,775	12.33	105,775	44,774
October 1 - October 28	—	—	—	44,774
Total	204,270	$14.06	204,270	$44,774

(1)	All shares of common stock were retired following purchase.
(2)	Average price paid per share excludes broker commissions.
(3)

On June 28, 2022, the Company announced that its Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock through February 2, 2024 (the “Share Repurchase Program”). The Share Repurchase Program may be suspended or discontinued at any time.

ITEM 6. EXHIBITS

The following documents are filed as exhibits to this report:

Exhibit Number	Exhibit Description

3.1

Amended and Restated Certificate of Incorporation of Lands’ End, Inc. (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed by Lands’ End, Inc. on March 24, 2022 (File No. 001-09769)).

3.2	Amended and Restated Bylaws of Lands’ End, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Lands’ End, Inc. on April 8, 2014 (File No. 001-09769)).

10.1	Letter from Lands’ End, Inc. to Andrew J. McLean relating to employment, dated September 6, 2022.*‡

10.2	Executive Severance Agreement by and between Lands’ End, Inc. and Andrew J. McLean, dated September 6, 2022.*‡

10.3	Letter from Lands’ End, Inc. to Jerome S. Griffith relating to transition from role as Chief Executive Officer, dated September 9, 2022.*‡

10.4

Sign-On Nonqualified Stock Option Agreement dated November 1, 2022, by and between Lands’ End, Inc. and Andrew J. McLean (incorporated by reference to Exhibit 99.2 to the Form S-8 filed by Lands’ End, Inc. on November 4, 2022 (File No. 333-268170)).‡

10.5

Sign-On Restricted Stock Unit Agreement dated November 1, 2022, by and between Lands’ End, Inc. and Andrew J. McLean (incorporated by reference to Exhibit 99.3 to the Form S-8 filed by Lands’ End, Inc. on November 4, 2022 (File No. 333-268170)).‡

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)*

*	Filed herewith.
**	Furnished herewith.
‡	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lands’ End, Inc.

(Registrant)

By:	/s/ James Gooch
Name:	James Gooch
Title:	President and Chief Financial Officer (Principal Financial Officer)

Date: December 1, 2022