Form 10-K
period 2023-01-27
LANDS' END, INC.
filed 2023-04-10
CIK 799288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 27, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value (based on the closing price of the registrant’s common stock quoted on the Nasdaq Stock Market) of the registrant’s common stock owned by non-affiliates, as of July 29, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $195.6 million.

As of April 5, 2023, the registrant had 32,484,443 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2023 Annual Meeting of Stockholders (the “Proxy Statement”), to be held on June 13, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Auditor Firm Id:	243	Auditor Name:	BDO USA, LLP	Auditor Location:	Madison, WI, United States
Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Chicago, IL, United States

LANDS’ END, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

As used in this Annual Report on Form 10-K, references to the “Company”, “Lands’ End”, “we”, “us”, “our” and similar terms refer to Lands’ End, Inc. and its subsidiaries. Our fiscal year ends on the Friday preceding the Saturday closest to January 31. Other terms commonly used in this Annual Report on Form 10-K are defined as follows:

•
ABL Facility – Asset-based senior secured credit agreements, providing for a revolving facility, dated as of November 16, 2017, with Wells Fargo, N.A. and certain other lenders, as amended to date
•
Adjusted EBITDA – Net income/(loss) appearing on the Consolidated Statements of Operations net of Income tax expense/(benefit), Interest expense, Depreciation and amortization and certain significant items
•
Company Operated stores – Lands’ End retail stores in the Retail distribution channel
•
COVID – Coronavirus disease 2019 (COVID-19) caused by severe respiratory syndrome coronavirus 2 (SARS-CoV-2)
•
Debt Facilities – Collectively, the Term Loan Facility and ABL Facility
•
First Quarter 2020 – The 13 weeks ended May 1, 2020
•
Fiscal 2023 – The Company’s next fiscal year representing the 53 weeks ending February 2, 2024
•
Fiscal 2022 – The 52 weeks ended January 27, 2023
•
Fiscal 2021 – The 52 weeks ended January 28, 2022
•
Fiscal 2020 – The 52 weeks ended January 29, 2021
•
SEC – United States Securities and Exchange Commission
•
Term Loan Facility – Term loan credit agreement, dated as of September 9, 2020, among the Company, Fortress Credit Corp., as Administrative Agent and Collateral Agent, and the lenders party thereto

Lands’ End is a leading digital retailer of casual clothing, swimwear, outerwear, accessories, footwear and home products. Operating out of America’s heartland, we believe our vision and values make a strong connection with our core customers. We offer products online at www.landsend.com, through our own Company Operated stores and through third-party distribution channels. We are a classic American lifestyle brand with a passion for quality, legendary service and real value. We seek to deliver timeless style for women, men, kids and the home.

Lands’ End was founded in 1963 by Gary Comer and his partners to sell sailboat hardware and equipment by catalog. While our product focus has shifted significantly over the years, we have continued to adhere to our founder’s motto as one of our guiding principles: “Take care of the customer, take care of the employee and the rest will take care of itself.”

We have one external reportable segment and identify our operating segments according to how our business activities are managed and evaluated. During Fiscal 2022, our operating segments consisted of: U.S. eCommerce, Europe eCommerce, Japan eCommerce (See Note 8, Lands’ End Japan Closure), Outfitters, Third Party and Retail. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore, the results of our operating segments are aggregated into one external reportable segment.

Distribution Channels

Landsʼ End identifies five separate distribution channels for revenue reporting purposes:

•
U.S. eCommerce offers products through our eCommerce website.
•
International offers products primarily to consumers located in Europe and Japan through eCommerce international websites and third-party affiliates. See Note 8, Landsʼ End Japan Closure.
•
Outfitters sells uniform and logo apparel to businesses and their employees, as well as to student households through school relationships, located primarily in the U.S.
•
Third Party sells the same products as U.S. eCommerce direct to consumers through third-party marketplace websites and through domestic wholesale customers.
•
Retail sells products through Company Operated stores.

In Fiscal 2022, we generated Net revenue of approximately $1.56 billion. Net revenue was generated worldwide with operations based in the United States, United Kingdom, Germany and Japan. This network reinforces and supports sales across the distribution channels in which we do business. Net revenue is presented by distribution channel in the following table:

(in thousands)	Fiscal 2022	% of Net Revenue	Fiscal 2021	% of Net Revenue	Fiscal 2020	% of Net Revenue
U.S. eCommerce	$955,752	61.4%	$1,027,138	62.8%	$961,911	67.4%
International	166,627	10.7%	220,997	13.5%	222,878	15.6%
Outfitters	265,898	17.1%	254,191	15.5%	174,260	12.2%
Third Party	118,996	7.7%	86,517	5.3%	39,945	2.8%
Retail	48,156	3.1%	47,781	2.9%	28,454	2.0%
Total Net revenue	$1,555,429		$1,636,624		$1,427,448

In Fiscal 2022, we fulfilled orders to customers in approximately 140 countries outside the United States, totaling approximately 12% of Net revenue.

Net revenue by the geographical location where the product is shipped is as follows:

(in thousands)	Fiscal 2022	% of Net Revenue	Fiscal 2021	% of Net Revenue	Fiscal 2020	% of Net Revenue
United States	$1,368,518	88.0%	$1,393,402	85.1%	$1,191,346	83.4%
Europe	135,878	8.7%	179,302	11.0%	175,011	12.3%
Asia	33,451	2.2%	44,383	2.7%	49,725	3.5%
Other	17,582	1.1%	19,537	1.2%	11,366	0.8%
Total Net revenue	$1,555,429		$1,636,624		$1,427,448

Long-lived assets by geographical location, which includes Property and equipment, net, are as follows:

(in thousands)	Fiscal 2022	Fiscal 2021	Fiscal 2020
United States	$120,311	$121,259	$136,038
Europe	7,051	7,879	8,267
Asia	276	653	983
Total long-lived assets	$127,638	$129,791	$145,288

Strategy

We continue to leverage our iconic American brand, which was founded on the principles of delivering great quality, uncompromising service and exceptional value to our customers. We are a vertically integrated digital retailer that manages most aspects of our design, marketing and distribution in-house. In Fiscal 2023, we plan to focus on the following five strategic pillars:

Product to Solve Life’s Issues. High-quality products will remain the Company’s engine, and we will continue to strengthen the organization’s focus on key categories, such as swimwear and outerwear, where we have established our authority and believe we have value creation opportunities.

Digitally Native. Lands’ End maintains a leading digital presence in both our business-to-consumer and business-to-business digital markets. These offerings, digital gateways to our global eCommerce consumer businesses and Outfitters business-to-business, are central to our future, as they are scaled, scalable and profitable. Through enhanced use of data and analytics, we plan to build on these digital platforms to drive deeper customer affinity and grow our share of the addressable market.

Customer Obsessed. At Lands’ End, we are customer obsessed and strive to bring our customer what they want, when they want it and where they want it, regardless of the product category or means they use to shop our brand. Additionally, we are focused on further penetrating our existing customer base and seek to build their loyalty through cross-category shopping, as well as introducing new customers to our brand. We plan to shift our focus and market to the behavior of our customer cohorts, versus more traditional demographic approaches, and use our understanding of our customer cohorts to grow our customer database, drive loyalty and further build our brand.

Innovation. Lands’ End has long been an innovator, epitomized as being an early adopter of eCommerce for apparel retail, through its embrace of data analytics to better organize our business and service our customers. We strive to be innovative throughout our business to drive stronger results. We are focused on advancing our technologies, challenging ourselves to think and operate differently, embracing change, testing and learning, and applying our learnings to best serve evolving customer needs.

Stakeholder Responsibility. Lands’ End is committed to serving all of our stakeholders – our hard working and dedicated employees, the supportive communities in which we operate, our shareholders, and our customers. Our goal is to drive deep and meaningful engagement with all stakeholders to achieve our collective goals.

History

We were founded in 1963, incorporated in Delaware in 1986, and our common stock was listed on the New York Stock Exchange from 1986 to 2002. On June 17, 2002, we became a wholly-owned subsidiary of Sears Roebuck and Co., a wholly-owned subsidiary of Sears Holdings Corporation and its consolidated subsidiaries (“Sears Holdings”). On April 4, 2014, Sears Holdings distributed 100 percent of the outstanding common stock of Lands’ End to its stockholders (“Separation”), and our common stock was listed on the Nasdaq Stock Market.

Competition

We operate primarily in the apparel industry which is highly competitive. We compete with a diverse group of direct-to-consumer companies and retailers, including national department store chains, women’s and men’s specialty apparel chains, outdoor specialty stores, apparel catalog businesses, sportswear marketers and online apparel businesses that sell similar lines of merchandise. We compete principally on the basis of merchandise value (quality and price), product attributes and innovation, our established customer file and award-winning customer service.

Seasonality

We experience seasonal fluctuations in our net revenue and operating results and historically have realized a significant portion of our yearly net revenue and earnings during our fourth fiscal quarter. We generated 34.0%, 33.9% and 37.7% of our yearly net revenue in the fourth quarter of Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively.

Lower than expected fourth quarter net revenue could have an adverse impact on our annual operating results. See also Item 1A, Risk Factors, in this Annual Report on Form 10-K.

Working capital requirements typically increase during the second and third quarters of the fiscal year as inventory builds to support peak selling periods and, accordingly, working capital requirements typically decrease during the fourth quarter of the fiscal year as inventory is sold. Cash provided by operating activities is typically higher in the fourth quarter of the fiscal year due to reduced working capital requirements during that period.

Intellectual Property

Lands’ End owns or has rights to use certain word and design trademarks, service marks, and trade names that are registered or exist under common law in the United States and other jurisdictions. The Lands’ End® trade name and trademark are used both in the United States and internationally and are material to our business. Trademarks that we commonly use to identify and distinguish our products and services are Lands’ End Lighthouse®, Squall®, Tugless Tank®, Drifter™, Outrigger®, Marinac®, and Beach Living®, all of which are owned by us, as well as the licensed marks Supima®, No-Gape®, and others. Other recognized trademarks owned by Lands’ End includes Starfish™, Little Black Suit™, Iron Knees®, Hyde Park®, Year’Rounder®, ClassMate®, Willis & Geiger® and ThermaCheck®. Lands’ End’s rights to some of these trademarks are limited to select markets.

Product Design and Merchandising

We seek to develop new, innovative products for our customers by utilizing modern fabrics and quality construction to create timeless, affordable styles with excellent fit. We also seek to present our products in an engaging and inspiring way. We believe that our typical customers expect quality, seek good value for their money and are looking to add classics to their wardrobe while also placing an emphasis on products that support their lifestyle. From a design and merchandising perspective, we believe that we have experienced success adding relevant items into our product assortment, many of which have become customer favorites. We devote significant time and resources to quality assurance, fit testing and product compliance. Our in-house team manages all product specifications and seeks to ensure brand integrity by providing our customers with the consistent, high-quality merchandise for which Lands’ End is known. Our product strategy includes three major themes: own the vacation; own the weather; and own the fit. These, along with our overall message on versatility, fit, comfort and great value, have resonated well with our customers.

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

Sourcing and Vendors

Our products are produced globally by independent manufacturers who are selected, monitored and coordinated primarily by our Global Sourcing team based in Wisconsin and Hong Kong. In Fiscal 2022, the top five countries where our vendors are located accounted for approximately 70% of our merchandise purchases in dollars. Our products are manufactured in approximately 20 countries and the majority are imported from Asia and South America, depending on the nature of the product mix.

In Fiscal 2022, our top 10 vendors accounted for approximately 47% of our merchandise purchases in dollars and we worked with approximately 110 vendors that manufactured substantially all our products. We generally do not enter into long-term merchandise supply contracts. We continue to take advantage of opportunities to more efficiently source our products worldwide, consistent with our high standards of quality and value. Significant areas of non-product spend include transportation, information systems, marketing, packaging and catalog paper and print. For most of our products, we assume ownership at the port of the vendor’s manufacturing facility. We use third-party shipping companies to transport the product to our facilities. Our reliance on imported products has certain risks related to disruptions in countries of manufacture, port congestion, transportation delays and heightened security measures that have affected, and could in the future affect, timely deliveries of product to our points of distribution.

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

We have a focus on raising awareness and educating associates on reducing our internal use of consumables and natural resources. In addition, we have a broad range of recycling and waste management initiatives at our corporate office and distribution centers. For example, we are reducing our use of office paper products and plastics, we recycle aluminum cans and glass and work with partners to reuse electronic equipment before recycling, as well as disposal of non-recyclables with an on-campus composting site. We also focus on efficient water and energy management programs.

Lands’ End has formed strategic relationships to support habitats and watersheds throughout the United States and in our local area of Wisconsin. The Natural Forest Foundation and Lands’ End have made an impact in the last ten years, planting over 1.5 million trees in national forests. Since 2010, Lands’ End has been a founding and corporate partner of the Clean Lakes Alliance, which helps with education and protecting and improving the quality of local parks and lakes in Wisconsin.

Marketing

We believe that our most important asset is our brand. Lands’ End is well-recognized and has a deeply rooted tradition of excellent quality, value and service. Lands’ End is an iconic American brand with a large and loyal customer base. Operating out of Wisconsin, in the heartland of the United States, we believe our vision and values make a strong connection with our core customer as evidenced by the long-term growth of our new and active customer files.

We also invest significantly in brand development through our focus on providing excellent customer service, emphasis on digital transformation and innovative product development. We believe that this commitment to our brand has helped to generate our large and loyal customer base for sixty years. We are also seeking to enhance our branding initiatives by investing in strategic relationships with other brands, public personalities and online influencers designed to showcase our brand.

We attempt to build on our brand recognition through multi-channel marketing campaigns including through our eCommerce website, www.landsend.com, catalog distribution, digital marketing and social media. Creative designs for these marketing platforms are developed in-house by our creative team with supplemental work by external agencies on a project basis. We strive to be efficient in our overall spend, enabling us to invest in initiatives that we believe will yield benefits over the longer term. We believe we will generate near-term return on investment with most of our marketing spend allocated to digital marketing and our catalog. The catalog continues to be a productive vehicle to drive customers to our websites and Company Operated stores.

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

We have received many accolades over the years and most recently Lands’ End was included in the Newsweek list of America’s Best Customer Service in 2022, 2021 and 2020, ranking No. 2 for 2022 and No.1 for 2021 for best customer service in the Online Retailers: Clothing in the Apparel category.

Distribution

We own and operate three distribution centers in Wisconsin. Our Dodgeville facility is approximately 1.3 million square feet, our Reedsburg facility is approximately 550,000 square feet and our Stevens Point facility is approximately 150,000 square feet. Our customer orders are shipped via third-party carriers.

We own and operate a distribution center in the United Kingdom based in Oakham, a community north of London. Our Oakham facility opened in 1998 and is approximately 185,000 square feet.

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

We are in the process of implementing new information technology systems as part of a multi-year plan to expand and upgrade our platforms and infrastructure. We intend to build off these core systems to drive future improvements in our operations including efficiencies within our infrastructure, processes and reporting. While we focus on customer facing eCommerce system improvements, we are also implementing warehouse management tools designed to improve operational efficiencies and optimize our distribution operations. In support of our business strategies, we are implementing new solutions to enable and streamline the process in which we offer, sell and fulfill our products with wholesale partners and external marketplaces. Implementation of new systems is highly dependent on coordination of numerous software, hardware, cloud and system integration providers. See also Item 1A, Risk Factors, in this Annual Report on Form 10-K.

Human Capital Management

Philosophy and Approach

Since our founding in 1963, Lands’ End has recognized that our people are a critical asset. People, the individuals we employ, the customers we serve, and their families, are the heart of our company. We are committed to creating an inspiring culture that is welcoming, safe and inclusive for all who work and shop with us. Our founder, Gary Comer set the foundation with this quote: “The really important thing that makes Lands’ End what it has become is people. You, me, everyone around us. It is what we do as people that makes this a great place to come to work”.

We employ approximately 5,000 employees: approximately 4,400 employees in the United States and approximately 600 employees outside the United States. This workforce consists of approximately 17% salaried employees, 33% hourly employees and 50% part-time employees. With the seasonal nature of the fourth quarter holiday shopping season in the retail industry, approximately 1,500 additional, flexible, part-time employees are hired to support our customer service and distribution centers.

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

Lands’ End has an open-door philosophy. We regularly seek employee feedback through both formal and informal employee survey methods from all employment classifications on a variety of topics, including confidence in company leadership, competitiveness of our compensation and benefits package, career growth opportunities and feedback on how we could improve our efforts to be an even greater place to work. Survey outcomes are utilized to drive meaningful improvements. Our efforts to retain talent and maintain strong employee engagement have been very effective, as evidenced by approximately 37% of our employee base having a tenure of 10 years or more.

Turnover within our workforce is closely monitored to alert management of potential issues aside from our normal and desired turnover. Our three-year average global salaried turnover rate is approximately 11%, and the turnover rate for our U.S. hourly full-time staff is approximately 11%. We maintain a strong focus on employee retention through regular and consistent communication, periodic pulse surveys and continued emphasis on employee personal health and safety.

Diversity, Equity and Inclusion

As we strive to be a great place to work, we continue to focus on key initiatives to educate and support diversity and inclusion in the workplace. We believe our strength in work and life comes from the combination of our unique experiences, backgrounds and talents. We were recognized by Forbes in 2022 as one of America’s Best Employers for Diversity and one of America’s Best Employers for Women.

We maintain a Diversity, Equity and Inclusion Council (“DEI Council”) consisting of employees who come from diverse backgrounds, with Lands’ End’s Chief Executive Officer serving as the executive sponsor. The DEI Council oversees programming designed to celebrate diversity and foster awareness of all perspectives. To that end, the DEI Council maintains training modules, which are required of all employees, and hosts relevant speakers throughout the year to further employee education. The DEI Council maintains a prominent online presence within the Company’s intranet through which it communicates with all employees across a wide range of subjects, including the recognition of important days with various cultures and educational materials in support of building greater awareness and appreciation of our individual stories, experiences and lives. Each month, a Diversity Newsletter is sent company wide, which serves to further celebrate differences among us.

We maintain Business Resource Groups (“BRGs”) to provide support for our employees. The BRGs are employee-led and consist of individuals with common interests, backgrounds or demographic factors such as gender, sexual orientation, race, ethnicity or life experience. We currently have seven groups: Lands’ End PRIDE (LGTBQ+), Lands’ End Working Parents, LEEDA (Lands’ End Employees with Disabilities and Allies), Lands’ End Veterans, Lands’ End Multicultural, Lands’ End UpLift (multi-generation), and, added in 2022, the Lands’ End Women Group.

The groups are open to all employees, including our international employees and allies who want to be supportive and involved. It is our belief that by encouraging and supporting BRGs, we are reinforcing our message of inclusion and hope to further empower our employees to utilize their voice to make Lands’ End welcoming, understanding and stronger.

The Human Resource team continually evolves our benefit offerings to provide more inclusive options. We extended our paid parental leave in 2022 to be more inclusive and expanded domestic partner benefits. We have also enhanced our recruitment process to support more diverse and inclusive hiring practices. Our strategies extend our reach by targeting areas of the country and industry groups that have top diverse talent and align with diverse business organizations that are reflective of our overall brand strategy. In addition, we are committed to recruitment that is free from bias and actively educate our interview panels and monitor to identify areas of improvement.

Compensation and Benefits

We have demonstrated a history of investing in our workforce by offering a fair and competitive total rewards program that will attract, retain and reward employees at all levels and aim to pay employees equitably who are performing similar roles. We are committed to a total rewards program that is competitive for our type of business and within the markets where we operate. When making compensation decisions, Lands’ End considers compensation market data primarily focused on apparel retail companies and other related industries. In addition to paying competitive salaries and wages, Lands’ End has various compensation awards and programs in place for all employees based on their position, such as annual incentive plans, stock equity awards, sales incentive plans, peak incentives and discretionary bonuses based on company performance.

We offer a comprehensive benefit package to all eligible employees. In the U.S. these include the following, among other benefits:

•
Comprehensive health insurance coverage that is offered to full-time employees, spouses/domestic partners and dependent children
•
Parental leaves provided to all new parents for birth, adoption or foster placement
•
Paid caregiver leave allowing employees to take up to 20 days off to care for a terminally ill spouse or dependent child
•
Community giving programs allowing employees to give back to nonprofit organizations
•
Health and wellness programs, onsite medical clinic, exercise classes, health coaching and wellness incentive programs
•
Services designed to help employees balance work and life, including an Employee Assistance Plan, mental health coaching/counseling and financial education workshops

Outside of the U.S., we provide competitive benefits which align with market specific needs and regulations, including comprehensive health, dental and vision coverage, pension plans, employer-provided life insurance and paid time off benefits such as paid leave, vacation and holidays.

Training and Development

Lands’ End partners with employees to discover and develop their talents and abilities through various programs. Development opportunities are available throughout the employee lifecycle, including internships, onboarding, Early in Career networking, mentorships, workshops, self-paced learning and executive coaching. Programs cover a variety of topics, including diversity and inclusion, cybersecurity, harassment free workplace, product updates, deployment of new technology and leadership development. Senior management regularly reviews organizational talent assessments to identify employees who possess the potential for advancement and to identify, recommend and address developmental needs. We provide development experiences for all levels of the organization and are committed to performance management, offering annual reviews, goal setting, 360 feedback and formal coaching support and mentorships for employees.

Corporate Information

Our principal executive offices are located at 1 Lands’ End Lane, Dodgeville, Wisconsin 53595. Our telephone number is (608) 935-9341.

Available Information, Internet Address and Internet Access to Current and Periodic Reports and Other Information

Our website address is www.landsend.com. References to www.landsend.com do not constitute incorporation by reference of the information at www.landsend.com, and such information is not part of this Annual Report on Form 10-K or any other filings with the SEC, unless otherwise explicitly stated. We file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments to those reports, as well as proxy and information statements, electronically with the SEC, and they are available on the SEC’s website (www.sec.gov), which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We also make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available through the Investor Relations section of our website, free of charge, as soon as reasonably practicable after we file such material with, or furnish it to, the SEC.

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

Information about our Executive Officers

The following table sets forth information regarding our executive officers, including their positions.

Name	Position	Age
Andrew J. McLean	Chief Executive Officer	54
Bernard McCracken	Interim Chief Financial Officer Vice President, Controller and Chief Accounting Officer	61
Peter L. Gray	Chief Commercial Officer, Chief Administrative Officer and General Counsel	55
Sarah Rasmusen	Chief Innovation Officer	50

Andrew J. McLean has served as the Chief Executive Officer since January 28, 2023. He joined Lands’ End as Chief Executive Officer-Designate and member of the Board of Directors in November 2022. Prior to joining the Company, he served at American Eagle Outfitters, Inc., the parent of the American Eagle and Aerie brands, from October 2016 to September 2022, in the roles of President, International from August 2022 to September 2022, Executive Vice President, Chief Commercial Officer from April 2017 to August 2022, and Executive Vice President, International from October 2016 to April 2017. Mr. McLean served Urban Outfitters, Inc. as Chief Operating Officer and Head of International from 2014 to October 2016, and as Chief Operating Officer from 2008 to 2014. Mr. McLean held various positions at Liz Claiborne, Inc., including President, Outlet Division, from 2003 to 2008, as well as, various positions at Gap, Inc. from 2000 to 2003. Mr. McLean began his career as a strategy consultant with AT Kearney. Outside of his professional commitments, Mr. McLean has been an active supporter of the New York Fashion Tech Lab, an organization committed to supporting retail innovation among female entrepreneurs. Mr. McLean received his Bachelor’s degree in Engineering from the University of Manchester, a Master’s degree in Engineering Management from the University of Cambridge and an MBA from Harvard Business School. Mr. McLean brings extensive operational and strategic expertise and over 20 years of retail experience leading organizational growth for several Fortune 500 and start-up companies. Mr. McLean has a proven track record in the areas of global brand delivery and international strategy, marketing and customer experience.

Bernard McCracken has been serving as the Interim Chief Financial Officer since January 2023. Mr. McCracken has served as the Vice President, Controller and Chief Accounting Officer of Lands’ End since April, 2014. Mr. McCracken previously served as Vice President Corporate Controller/Business Transformation Office, Senior Director of Special Projects and Senior Director of Accounting at The Children’s Place, Inc. Mr. McCracken also served in the roles of Vice President of Finance (divisional CFO), Meldisco Division, and Assistant Controller at Footstar, Inc. from 1998 to 2003. Mr. McCracken also served as a Consultant/Manager, Enterprise Risk Services-Retail Internal Audit Group at Deloitte & Touche LLP from 1997 to 1998, served as Divisional Controller at The Leslie Fay Companies, Inc. from 1994 to 1997, and Assistant Controller at Loehmann’s Inc. from 1987 to 1994.

Peter L. Gray has served as Chief Commercial Officer of Lands’ End since January 2023. He joined Lands’ End as Executive Vice President, Chief Administrative Officer and General Counsel in May 2017. Mr. Gray served as Executive Vice President, General Counsel and Secretary of Tumi Holdings, Inc., a manufacturer and retailer of consumer goods including business bags, luggage, apparel and other travel-related goods, from December 2013 until November 2016. He was employed by ModusLink Global Solutions, Inc. (formerly CMGI, Inc.), a supply chain business process management company, from June 1999 to October 2013, most recently as Executive Vice President, Chief Administrative Officer and General Counsel. Earlier in his career, he was a junior partner at Hale and Dorr LLP. He also serves as Chairman of the Board of Directors of the Tufts University Hillel Foundation.

Sarah Rasmusen has served as Chief Innovation Officer of Lands’ End since February 2023. She joined Lands’ End in November 2017 as the Senior Vice President, U.S. eCommerce, becoming Chief Customer Officer in 2020 and was promoted to Executive Vice President, Chief Customer Officer in March 2021. She was also previously employed by Lands’ End from 2006 to 2010. From January 2012 to October 2017, she was employed by Kohl’s Corporation in a variety of capacities, most recently Vice President of Digital Merchandising & Analytics. Between 2010 and 2011, she worked for CUNA Mutual Group, leading their digital eCommerce strategy. Between 1999 and 2006, she worked in a variety of eCommerce leadership positions for Saks, Inc., Bloomingdale’s and Bates Worldwide. Early in her career, she held technology roles with KPMG and Pillsbury Law.

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

Apparel purchases are discretionary expenditures that historically have been influenced by domestic and global economic conditions. Higher prices for consumer goods may result in less discretionary spending for consumers. Changes in consumer spending have resulted and may continue to result in reduced demand for our products, increased inventories, lower revenues, higher discounts, pricing pressures and lower gross margins.

According to the U.S. Bureau of Labor Statistics, the COVID pandemic era inflation rate peaked at 9.1% in June, 2022. The U.S. Bureau of Labor Statistics published its most recent annual inflation rate of 6.0% for February 2023. If inflation increases or remains at these high levels, we may not be able to offset cost increases to our products through price increases without negatively impacting customer demand, which could adversely affect our sales and results of operations.

Global and domestic conditions that have an effect on consumer discretionary spending include but may not be limited to: unemployment, general and industry-specific inflation, consumer confidence, consumer purchasing and saving habits, credit conditions, stock market performance, home values, population growth, household incomes and tax policies. Material changes to governmental policies related to domestic and international fiscal concerns, and/or changes in central bank policies with respect to monetary policy also could affect consumer discretionary spending. Any of these additional factors affecting consumer discretionary spending may further influence our customers’ purchasing preferences, potentially having a further material impact on our financial performance.

Global economic conditions have had and could, in the future, adversely affect our business, operating results and financial condition.

Global economic conditions have impacted, and will likely continue to impact, businesses around the world. Macroeconomic pressures in the U.S. and the global economy such as rising interest rates and energy prices have created and may continue to create a challenging economic environment. The following factors attributable to uncertain economic and financial market conditions could have a material adverse effect on our business, operating results and financial condition:

•
Continued volatility in the availability and prices for commodities and raw materials that we use in our products and in our supply chain (such as cotton);
•
Our interest expense could increase if prevailing interest rates increase, because a substantial portion of our debt bears interest at variable rates;
•
Our International distribution channel conducts business in various currencies, which creates exposure to fluctuations in foreign currency rates relative to the U.S. Dollar. In particular, the recent strengthening of the U.S. Dollar relative to major foreign currencies, including the Pound sterling, Euro and Japanese yen, unfavorably impacted our Fiscal 2022 results. Continued significant fluctuations of foreign currencies against the U.S. Dollar may further negatively impact our business.

In the current uncertain economic environment, we cannot predict whether or when such circumstances may improve or worsen, or what impact, if any, such circumstances could have on our business, results of operations, cash flows and financial position.

The COVID pandemic may affect our business, financial condition and results of operations in many respects.

To the extent that COVID adversely affects the U.S. and global economy, our business, results of operations, cash flows, or financial condition may be adversely impacted. In addition, COVID may also heighten other risks described in this section, including but not limited to those related to consumer behavior and expectations, competition, brand reputation, implementation of strategic initiatives, cybersecurity threats, payment-related risks, technology systems disruption, global supply chain disruptions, labor availability and cost, litigation, operational risk as a result of remote work arrangements and regulatory requirements.

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

Our business is adversely affected by unseasonal weather conditions and may be affected by significant weather events due to climate change. Sales of our spring and summer products, which traditionally consist of lighter clothing and swimwear, are adversely affected by cool or wet weather. Similarly, sales of our fall and winter products, which are traditionally weighted toward outerwear, are adversely affected by mild, dry or warm weather. In addition, severe weather events typically result in reduced traffic at Company Operated store locations which could lead to reduced sales of our merchandise. Severe weather events may impact our ability to deliver orders to customers in a timely manner, supply our Company Operated stores and adequately staff our distribution centers and Company Operated stores, which could have an adverse effect on our business and results of operations.

RISKS RELATED TO MICROECONOMIC CONDITIONS

Our business is seasonal in nature and any decrease in our sales or margins, especially during the fourth quarter of our fiscal year, could have an adverse effect on our business and results of operations.

Our business is seasonal, with the highest levels of sales typically occurring during the fourth quarter of our fiscal year. Our fourth quarter results in the future may fluctuate based upon factors such as the timing of holiday season dates, inventory positions, global supply chain challenges, promotions, level of markdowns, competitive factors, weather and general economic conditions. Any decrease in sales or margins, for example, as a result of increased promotional activity, increased costs, economic conditions, poor weather or other factors, could have an adverse effect on our business and results of operations. In addition, seasonal fluctuations also affect our inventory levels since we usually order merchandise in advance of peak selling periods. We generally carry a significant amount of inventory, especially before the fourth quarter peak selling periods. If we are not successful in selling inventory during these periods, we may have to sell the inventory after the peak selling period at significantly reduced prices, which could adversely affect our business and results of operations. Furthermore, with the seasonal nature of our business, over 1,500 flexible part-time employees join us each year to support our fourth quarter holiday shopping season. An inability to attract qualified flexible part-time personnel could interrupt our sales during such peak seasons.

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

Paper for catalogs and promotional mailings is an essential resource in the success of our business. The continuous changes to the global paper market have resulted in plant closures and equipment conversion and lower available volume of specialty paper grades. The market price for paper has fluctuated significantly and may continue to fluctuate in the future. In addition, future pricing and supply availability of catalog paper may be impacted in the United States and Europe. The multi-year price of paper may be subject to fluctuation under our contracts for the supply of paper and we are not guaranteed access to, or reasonable prices for, the amounts required for the operation of our business over the long term. During Fiscal 2022, we experienced the impact of these paper shortages and we took actions designed to mitigate the impact of the shortage on our business.

We also depend upon external vendors to print and mail our catalogs. Partially due to the consolidation of printing companies, there are a limited number of printers that can handle such needs which subjects us to risks if any printer fails to perform as required. The cost to print catalogs may also fluctuate based on several factors beyond our control, including commodity prices for ink and solvents, changes in supply and demand, labor costs, and energy. Also, during Fiscal 2022, some of our printing vendors could not meet their service obligations due to labor shortages and other factors which diminished their short-term volume capacity and impacted some of our catalog mailings.

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

We may need to seek additional financing for our general corporate purposes or growth strategies. We may be unable to obtain any desired additional financing on terms favorable to us, or at all, depending on market and other conditions. The ability to raise additional financing depends on numerous factors that are outside of our control, including general economic and market conditions, the health of financial institutions, our credit ratings and lenders’ assessments of our prospects and the prospects of the retail industry in general, some of which have been and may continue to be impacted by the current macroeconomic conditions. The lenders, under our existing or any future credit facilities, may not be able to meet their commitments if they experience shortages of capital and liquidity. If we raise additional funds by issuing debt, we may be subject to limitations on our operations due to restrictive covenants. If adequate funds are not available on acceptable terms, we may be unable to fund our capital needs, successfully develop or enhance our products, or respond to competitive pressures, any of which could negatively affect our business. If we are not able to fulfill our liquidity needs through operating cash flows and/or borrowings under credit facilities or otherwise in the capital markets, our business and financial condition would be adversely affected.

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

As of January 27, 2023, we had goodwill and intangible asset balances totaling $363.7 million, which are subject to testing for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Our intangible assets consist of a trade name of $257.0 million and goodwill of $106.7 million. Any event that impacts our reputation could result in impairment charges for our trade name. Long-lived assets, primarily property and equipment, are also subject to testing for impairment if events or changes in circumstances indicate that the asset might be impaired. A significant amount of judgment is involved in our impairment assessment. If actual results fall short of our estimates and assumptions used in estimating revenue growth, future cash flows and asset fair values, we could incur further impairment charges for intangible assets, goodwill or long-lived assets, which could have an adverse effect on our results of operations.

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

We do not own or operate any manufacturing facilities and therefore depend upon independent merchandise suppliers and vendors for the manufacture of our merchandise. We cannot control all of the various factors that might affect timely and effective procurement of supplies of product from our vendors, including labor issues and other disruptions. From time to time, some of our factories that produce our product have experienced temporary suspension of operations due to labor issues and other disruptions.

The products that we purchase are shipped to our distribution centers in Wisconsin and the United Kingdom (and formerly Japan). Our reliance on a limited number of distribution centers makes us more vulnerable to unforeseen events that could delay or impair our ability to fulfill customer orders and/or ship merchandise to our Company Operated stores. Our ability to mitigate the adverse impacts of these events depends in part upon the effectiveness of our disaster preparedness and response planning, as well as business continuity planning.

Our utilization of imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, transportation and other delays in ocean shipments, unexpected or significant port congestion, lack of freight availability, increased cost to secure freight availability, freight cost increases, risks of damage, destruction or confiscation of products while in transit to a distribution center, organized labor strikes and work stoppages, heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States, the United Kingdom, including those as a result of the United Kingdom’s exit from the European Union. During Fiscal 2021 and first half of Fiscal 2022, we experienced transportation cost increases as a result of the global supply chain challenges.

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

Our products are manufactured using several key raw materials, including wool, cotton and down, which are subject to fluctuations in price and availability and many of which are produced in emerging markets in Asia and South America. The prices of these raw materials increased in Fiscal 2022 and can be volatile due to the demand for fabrics, weather conditions, supply conditions, government regulations, general economic conditions, crop yields and other unpredictable factors. The prices of these raw materials may also fluctuate based on a number of other factors beyond our control, including commodity prices such as prices for oil, changes in supply and demand, labor costs, competition, import duties, tariffs, anti-dumping duties, currency exchange rates and government regulation. Recent inflationary pressures have increased the cost of oil and raw materials. These fluctuations in cost, availability and quality of raw materials used to manufacture our merchandise may result in an increase in our costs to purchase products from our vendors and could have an adverse effect on our cost of goods. In addition, increases in raw material cost has caused us to increase our prices, which may not be acceptable to our customers.

If we do not accurately forecast our inventory needs, efficiently manage inventory levels and have proper controls to protect our inventory, our results of operations could be adversely affected.

We must maintain sufficient inventory levels to operate our business successfully. Sufficient inventory levels are maintained by our ability to accurately forecast the product needs for each distribution channel, our ability to accurately report our inventory levels and our ability to protect those assets. During Fiscal 2021 and the first half of Fiscal 2022, we experienced global supply chain challenges, which resulted in lower than expected levels of key merchandise in inventory at certain times during the year.

If we do not accurately anticipate the future customer demand for a particular product, report the current inventory level for a particular product, protect the physical inventory or project the time it will take to obtain new inventory, inventory levels will not be appropriate, and our results of operations could be adversely affected. We must also avoid accumulating excess inventory, which increases working capital needs, increases carrying costs of the inventory, including an increase in interest expense on variable rate debt, and could lower gross margins. On the other hand, if we underestimate demand for a particular product we may experience inventory shortages resulting in lost revenues.

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

We have long standing relationships with the vendors that supply a significant portion of our merchandise but do not operate under long-term agreements. Therefore, our success relies on maintaining good relations with these vendors. Our growth strategy depends to a significant extent on the willingness and ability of our vendors to efficiently supply merchandise that is consistent with our standards for quality and value. In the event we engage new vendors, it may cause us to encounter delays in production and added costs as a result of the time it takes to guide and educate our vendors in producing our products and adhering to our standards. During Fiscal 2021 and the first half of Fiscal 2022, global supply chain challenges resulted in delays in ocean freight, port congestion and domestic freight availability, which impacted our inventory levels. If we cannot obtain a sufficient amount and variety of quality product at acceptable prices, it could have a negative impact on our competitive position. This could result in lower revenues and decreased customer interest in our product offerings, which, in turn, could adversely affect our business and results of operations.

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

Our merchandising sourcing strategies increase the efficiency and responsiveness of our supply chain and include both vendor rationalization and vendor productivity. In the event these strategies are unsuccessful, our business could be adversely affected.

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

The United Kingdom withdrew from the European Union effective January 31, 2020 (“Brexit”) and concluded a trade agreement with the European Union on December 31, 2020. The ultimate effects of Brexit on us are still difficult to predict as there remains considerable uncertainty around the impact of post-Brexit regulations as the various agencies interpret the regulations and develop enforcement practices. Adverse consequences from Brexit include greater restrictions on imports and exports between the United Kingdom and European Union members and increased regulatory complexities. As a result, we have incurred and may continue to incur additional costs and customs duties as well as delays in fulfilling orders in Europe which could adversely affect our business.

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

We started the planning of a multi-year project during Fiscal 2021 for a new warehouse management and transportation management system. The transportation management system was implemented during Fiscal 2022 and the warehouse management system implementation is expected to begin during Fiscal 2023. Implementation of these systems is highly dependent on coordination of numerous software and system providers and internal business teams. The interdependence of these systems is a significant element for the successful completion and the failure could have a material adverse effect on our overall information technology infrastructure. We expect this implementation to drive operational efficiencies, working capital improvements, labor savings, package consolidation and optimization of third-party carrier rates. We may experience difficulties as we transition to these new systems, including inability to receive product from vendors, inability to ship or delayed shipments to customers, decreases in productivity as our personnel and third-party providers implement and become familiar with the new warehouse management system, loss or corruption of data and increased costs and lost revenues.

In addition, new technology solutions are being built and deployed to enable many of Lands’ End’s growth strategies including third-party marketplaces and wholesale relationships, Outfitters business-to-business customization efforts, and digital experience enhancements on our eCommerce platforms. These efforts are highly dependent on coordination across numerous internal and external technology and business teams. The interdependence of these systems and teams is a significant risk to the successful completion and the failure could have a material adverse effect on our overall business growth trajectory.

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

RISKS RELATED TO MAJORITY OWNERSHIP

Edward Lampert and his investment affiliates, whose interests may be different from the interests of other stockholders, may be able to exert substantial influence over Lands’ End.

According to an amendment to Schedule 13D filed with the SEC on March 16, 2022, Edward S. Lampert beneficially owned 51.9% of our outstanding shares of common stock as of March 16, 2022. Accordingly, Mr. Lampert could have substantial influence over many, if not all, actions to be taken or approved by our stockholders, including in the election of directors and any transactions involving a change of control. The interests of Mr. Lampert, who has direct and indirect investments in other companies, including ESL Investments, Inc., may from time to time diverge from the interests of our other stockholders.

Our common stock price may decline if Mr. Lampert decides to sell a portion of his holdings of our common stock.

Mr. Lampert is not subject to any contractual obligation to maintain his ownership position in Lands’ End, and we cannot assure you that he will. Any sale by Mr. Lampert of our common stock, or any announcement by Mr. Lampert that he has decided to sell shares of our common stock, could have an adverse impact on the price of our common stock.

GENERAL RISKS

Failure to retain our existing workforce and to attract qualified new personnel in the current labor market and remote and hybrid work models could adversely affect our business and results of operations.

The current U.S. labor shortage may impact our ability to hire and retain qualified personnel and impact our ability to operate our business effectively. Due to the seasonal nature of our business, we rely heavily on flexible part-time employees to staff our distribution and customer service centers to support our peak seasons, including back-to-school shopping season and fourth quarter holiday shopping season. The COVID pandemic has changed the way businesses operate with companies allowing employees to work 100% remotely from home or in hybrid work models which allows employees to work both remotely from home and in the office. While we have developed a hybrid work model that we believe is best for operating our business, we may not be able to attract, hire or retain qualified personnel if competing companies offer a more desirable work model.

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
•
negative claim experiences and higher than expected large claims under our self-insured health and workers’ compensation insurance programs; and
•
the failure of financial institutions in which we maintain cash deposits, including those where balances may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Facilities and Store Locations

We own or lease domestic and international properties used as offices, customer service centers, distribution centers and Company Operated stores. We believe that our existing facilities are well maintained and are sufficient to meet our current needs. We review all leases with upcoming expiration dates in the short term to determine the appropriate action to take with respect to them, including exercising an option to renew, if any, moving or closing facilities or entering into new leases.

Domestic Headquarters, Customer Service and Distribution Properties

The headquarters for our business is located on an approximately 200 acre campus in Dodgeville, Wisconsin. The Dodgeville campus includes approximately 1.8 million square feet of building space between multiple different buildings that are all owned by the Company. The primary functions of these buildings are customer service, distribution center and corporate headquarters. We also own customer service and distribution centers in Reedsburg and Stevens Point, Wisconsin.

International Offices, Customer Service and Distribution Properties

We own a distribution center and customer service center in Oakham, United Kingdom that supports our European business. We lease two buildings in Mettlach, Germany for offices and a customer service center supporting our European Union business. We also lease office space for a global sourcing office in Kwun Tong, Hong Kong.

Lands’ End Retail Properties

As of January 27, 2023, our U.S. retail footprint consists of 28 Company Operated stores. The U.S. Company Operated stores are leased and average approximately 7,600 square feet. Additionally, we have one smaller school uniform showroom that is used for fittings.

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

For a description of our legal proceedings, see Part II, Item 8, Financial Statements and Supplementary Data and Notes to Consolidated Financial Statements, Note 12, Commitments and Contingencies, of this Annual Report on Form 10-K, which description of legal proceedings is incorporated by reference herein.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Lands’ End’s common stock is traded on the Nasdaq Stock Market under the ticker symbol LE. There were 6,151 stockholders of record as of April 5, 2023.

Issuer Purchases of Equity Securities

The following table presents a month-to-month summary of information with respect to purchases of common stock made during the fourth quarter of Fiscal 2022 pursuant to the Share Repurchase Program announced on June 28, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
October 29 - November 25	—	$—	—	$44,774
November 26 - December 30	263,084	$8.44	263,084	$42,553
December 31 - January 27	116,522	$8.58	116,522	$41,553
Total	379,606	$8.49	379,606	$41,553

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

Stock Performance Graph

The following graph compares the cumulative total return to stockholders on Lands’ End common stock from February 2, 2018 through January 27, 2023 with the return on the Nasdaq Composite Index and S&P 600 Apparel Retail Index for the same period.

We are using the S&P 600 Apparel Retail Index for the first time in our performance graph this year because we believe the retail companies comprising that index are more closely aligned with the segment of the retail industry in which we operate, and that it provides a more relevant comparison against which to measure our stock performance. For comparison purposes and in accordance with SEC rules, we have included the Nasdaq Retail Smart Index in the performance graph below. We do not plan to include the Nasdaq Retail Smart Index in next year’s performance graph.

The graph assumes an initial investment of $100 on February 2, 2018 in each of our common stock, the Nasdaq Composite Index, the S&P 600 Apparel Retail Index and the Nasdaq Retail Smart Index.

	2/2/2018	2/1/2019	1/31/2020	1/29/2021	1/28/2022	1/27/2023
Lands’ End, Inc.	$100	$109	$71	$169	$111	$55
Nasdaq Composite Index	$100	$100	$126	$181	$190	$160
S&P 600 Apparel Retail Index	$100	$109	$84	$102	$119	$113
Nasdaq Retail Smart Index	$100	$95	$105	$131	$148	$142

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

ITEM 6. [Reserved]

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

This section discusses our results of operations for the year ended January 27, 2023 as compared to the year ended January 28, 2022. For a discussion and analysis of the year ended January 28, 2022 compared to January 29, 2021, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended January 28, 2022, filed with the SEC on March 24, 2022.

As used in this Annual Report on Form 10-K, references to the “Company”, “Lands’ End”, “we”, “us”, “our” and similar terms refer to Lands’ End, Inc. and its subsidiaries. Our fiscal year ends on the Friday preceding the Saturday closest to January 31.

Executive Overview

Description of the Company

Lands’ End is a leading digital retailer of casual clothing, swimwear, outerwear, accessories, footwear and home products. Operating out of America’s heartland, we believe our vision and values make a strong connection with our core customers. We offer products online at www.landsend.com, through our own Company Operated stores and through third-party distribution channels. We are a classic American lifestyle brand with a passion for quality, legendary service and real value. We seek to deliver timeless style for women, men, kids and the home.

Lands’ End was founded in 1963 by Gary Comer and his partners to sell sailboat hardware and equipment by catalog. While our product focus has shifted significantly over the years, we have continued to adhere to our founder’s motto as one of our guiding principles: “Take care of the customer, take care of the employee and the rest will take care of itself.”

We have one external reportable segment and identify our operating segments according to how our business activities are managed and evaluated. During Fiscal 2022, our operating segments consisted of: U.S. eCommerce, Europe eCommerce, Japan eCommerce (see Note 8, Lands’ End Japan Closure), Outfitters, Third Party and Retail. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore, the results of our operating segments are aggregated into one external reportable segment.

Distribution Channels

We identify five separate distribution channels for revenue reporting purposes:

•
U.S. eCommerce offers products through our eCommerce website.
•
International offers products primarily to consumers located in Europe and Japan through eCommerce international websites and third-party affiliates. See Note 8, Landsʼ End Japan Closure.
•
Outfitters sells uniform and logo apparel to businesses and their employees, as well as to student households through school relationships, located primarily in the U.S.
•
Third Party sells the same products as U.S. eCommerce direct to consumers through third-party marketplace websites and through domestic wholesale customers.

•
Retail sells products through Company Operated stores.

Macroeconomic Challenges

Macroeconomic issues, such as recent inflationary pressures, have had an impact on our business. Since apparel purchases are discretionary expenditures that historically have been influenced by domestic and global economic conditions, higher prices of consumer goods due to inflation may result in less discretionary spending for consumers which may negatively impact customer demand and require higher levels of promotion in order to attract and retain customers. These macroeconomic challenges have led to increased cost of raw materials, packaging materials, labor, transportation, energy, fuel and other inputs necessary for the production and distribution of our products which have negatively impacted our gross margin.

Global Supply Chain Challenges

Like many industries, we experienced global supply chain challenges that impacted our distribution process, third-party manufacturing partners and logistics partners, including shipping delays due to port congestion and closure of certain third-party manufacturing facilities and production lines. These global supply chain challenges caused manufacturing, transport and receipt of inbound product delays that began to normalize in the second half of Fiscal 2022. The Company experienced increased transportation costs during the second half of Fiscal 2021 and the first half of Fiscal 2022.

Basis of Presentation

The Consolidated Financial Statements have been prepared in accordance with GAAP and include the accounts of Lands’ End, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.

Seasonality

We experience seasonal fluctuations in our net revenue and operating results and historically have realized a significant portion of our yearly net revenue and earnings during our fourth fiscal quarter. We generated 34.0% and 33.9% of our yearly net revenue in the fourth quarter of Fiscal 2022 and Fiscal 2021, respectively. Thus, lower than expected fourth quarter net revenue may have an adverse impact on our annual operating results.

Working capital requirements typically increase during the second and third quarters of the fiscal year as inventory builds to support peak selling periods and typically decrease during the fourth quarter of the fiscal year as inventory is sold. Cash provided by operating activities is typically higher in the fourth quarter of the fiscal year due to reduced working capital requirements during that period.

Results of Operations

Fiscal Year. Our fiscal year end is on the Friday preceding the Saturday closest to January 31 each year. The fiscal periods in this report are presented as follows, unless the context otherwise requires:

Fiscal Year	Ended	Weeks
2022	January 27, 2023	52
2021	January 28, 2022	52

The following table sets forth, for the periods indicated, selected income statement data:

	Fiscal 2022		Fiscal 2021
(in thousands)	$’s	% of Net Revenue	$’s	% of Net Revenue
Net revenue	$1,555,429	100.0%	$1,636,624	100.0%
Cost of sales (excluding depreciation and amortization)	961,663	61.8%	945,164	57.7%
Gross profit	593,766	38.2%	691,460	42.3%
Selling and administrative	527,374	33.9%	571,767	35.0%
Depreciation and amortization	38,741	2.5%	39,166	2.4%
Other operating expense, net	2,926	0.2%	741	0.0%
Operating income	24,725	1.6%	79,786	4.9%
Interest expense	39,768	2.6%	34,445	2.1%
Other (income), net	(364)	(0.0)%	(628)	(0.0)%
(Loss) income before income taxes	(14,679)	(0.9)%	45,969	2.8%
Income tax (benefit) expense	(2,149)	(0.1)%	12,600	0.8%
Net (loss) income	$(12,530)	(0.8)%	$33,369	2.0%

Depreciation and amortization are not included in our cost of sales because we are a reseller of inventory and do not believe that including depreciation and amortization is meaningful. As a result, gross profit may not be comparable to other entities that include depreciation and amortization related to the sale of their product in their gross profit measure.

Net Income (Loss) and Adjusted EBITDA

We recorded a Net loss of $12.5 million and Net income of $33.4 million for Fiscal 2022 and Fiscal 2021, respectively. In addition to our Net income (loss) determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted EBITDA measurement. Adjusted EBITDA is computed as Net income (loss) appearing on the Consolidated Statements of Operations net of Income tax expense/(benefit), Interest expense, Depreciation and amortization and certain significant items set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our business for comparable periods and as a basis for an executive compensation metric. The methods we use to calculate our non-GAAP financial measures may differ significantly from methods other companies use to compute similar measures. As a result, any non-GAAP financial measures presented herein may not be comparable to similar measures provided by other companies. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.

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
▪
Lands’ End Japan closure – $3.1 million net operating loss related to the liquidation of product commencing September 2022 through the end of Fiscal 2022 and $3.0 million of one-time closing costs recorded in Fiscal 2022.
▪
Long-lived assets impairment – non-cash write-down of certain long-lived assets in Fiscal 2022.

▪
(Gain) loss on disposal of property and equipment – disposal of property and equipment in Fiscal 2022 and Fiscal 2021.
▪
Other – amortization of transaction related costs associated with our Third Party distribution channel in Fiscal 2022 and Fiscal 2021.

	Fiscal 2022		Fiscal 2021
(in thousands)	$’s	% of Net Revenue	$’s	% of Net Revenue
Net (loss) income	$(12,530)	(0.8)%	$33,369	2.0%
Income tax (benefit) expense	(2,149)	(0.1)%	12,600	0.8%
Other (income), net	(364)	(0.0)%	(628)	(0.0)%
Interest expense	39,768	2.6%	34,445	2.1%
Operating income	24,725	1.6%	79,786	4.9%
Depreciation and amortization	38,741	2.5%	39,166	2.4%
Lands’ End Japan closure	6,133	0.4%	—	—%
Long-lived asset impairment	468	0.0%	—	—%
(Gain) loss on disposal of property and equipment	(530)	(0.0)%	741	0.0%
Other	960	0.1%	1,189	0.1%
Adjusted EBITDA	$70,497	4.5%	$120,882	7.4%

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

Discussion and Analysis

Fiscal 2022 Compared to Fiscal 2021

Net Revenue

Total Net revenue was $1.56 billion in Fiscal 2022, a decrease of $81.2 million or 5.0% from $1.64 billion in Fiscal 2021.

Net revenue is presented by distribution channel in the following table:

(in thousands)	Fiscal 2022	% of Net Revenue	Fiscal 2021	% of Net Revenue
U.S. eCommerce	$955,752	61.4%	$1,027,138	62.8%
International	166,627	10.7%	220,997	13.5%
Outfitters	265,898	17.1%	254,191	15.5%
Third Party	118,996	7.7%	86,517	5.3%
Retail	48,156	3.1%	47,781	2.9%
Total Net revenue	$1,555,429		$1,636,624

U.S. eCommerce Net revenue was $955.8 million in Fiscal 2022, a decrease of $71.4 million or 7.0% from $1.03 billion in Fiscal 2021. The decrease in U.S. eCommerce was caused by lower consumer demand as a result of delayed receipts of key products caused by the global supply chain challenges in the first half of Fiscal 2022, macroeconomic challenges impacting consumer discretionary spending and industry-wide promotional activity in the second half of Fiscal 2022.

International Net revenue was $166.6 million in Fiscal 2022, a decrease of $54.4 million or 24.6% from $221.0 million in Fiscal 2021. The decrease in International was driven by lower demand in Europe resulting from macroeconomic and geopolitical challenges impacting consumer discretionary spending, the closure of the Japan eCommerce distribution channel in the fourth quarter of Fiscal 2022 and foreign currency translation exposure.

Outfitters Net revenue was $265.9 million in Fiscal 2022, an increase of $11.7 million or 4.6% from $254.2 million in Fiscal 2021. The increase was primarily attributed to stronger demand within our travel-based national accounts and school uniforms households returning to historical purchasing patterns.

Third Party Net revenue was $119.0 million in Fiscal 2022, an increase of $32.5 million or 37.5% from $86.5 million in Fiscal 2021. The increase was driven by growth in the Kohl’s marketplace and existing and new online marketplaces.

Retail Net revenue was $48.2 million in Fiscal 2022, an increase of $0.4 million or 0.8% from $47.8 million in Fiscal 2021. Our U.S. Company Operated Stores experienced an increase of 1.5% in Same Store Sales as compared to Fiscal 2021. On January 27, 2023, there were 28 U.S. Company Operated stores compared to 30 U.S. Company Operated stores on January 28, 2022.

Gross Profit

In Fiscal 2022, total Gross profit decreased 14.1% to $593.8 million compared to $691.5 million for Fiscal 2021. Gross margin decreased 410 basis points to 38.2% of total Net revenue in Fiscal 2022 from 42.3% of total Net revenue in Fiscal 2021. The decrease was attributable to incremental transportation costs due to the global supply chain challenges in addition to increased industry-wide promotional activity in the second half of Fiscal 2022.

Selling and Administrative Expenses

Selling and administrative expenses were $527.4 million, or 33.9% of total Net revenue in Fiscal 2022 compared to $571.8 million, or 35.0% of total Net revenue in Fiscal 2021. The approximately 110 basis points improvement was driven by continued expense controls across the business.

Depreciation and Amortization

Depreciation and amortization were $38.7 million in Fiscal 2022, a decrease of $0.5 million or 1.3%, compared to $39.2 million in Fiscal 2021.

Other Operating Expense, Net

Other operating expense, net was $2.9 million in Fiscal 2022 compared to $0.7 million in Fiscal 2021. The $2.2 million increase was primarily attributed to $3.0 million of recorded Lands’ End Japan one-time closing costs offset by the change in net gain/loss from disposal of property and equipment and non-cash write down of certain long-lived assets in Fiscal 2022 compared to Fiscal 2021.

Operating Income

Operating income was $24.8 million in Fiscal 2022, compared to $79.8 million in Fiscal 2021. The decrease of $55.0 million was driven by the decrease in Gross profit offset by lower Selling and administrative expenses.

Interest Expense

Interest expense was $39.8 million in Fiscal 2022, compared to $34.4 million in Fiscal 2021. The $5.4 million increase was driven by higher applicable interest rates under the Debt Facilities and higher outstanding balances on the revolving ABL Facility.

Other (Income) Expense

Other income was $0.4 million in Fiscal 2022 compared to Other income of $0.6 million in Fiscal 2021.

Income Tax (Benefit) Expense

Income tax benefit of $2.1 million was recorded for Fiscal 2022 which resulted in an effective tax rate of 14.6%. This compared to Income tax expense of $12.6 million in Fiscal 2021 which resulted in an effective tax rate of 27.4%. The Fiscal 2021 tax rate was higher than Fiscal 2022 due to a pretax loss in Fiscal 2022 compared to a pretax income in Fiscal 2021.

Net (Loss) Income

As a result of the above factors, Net loss was $12.5 million, or diluted loss per share of $0.38 in Fiscal 2022 compared to $33.4 million, or diluted earnings per share of $0.99 in Fiscal 2021.

Adjusted EBITDA

As a result of the above factors, Adjusted EBITDA was $70.5 million in Fiscal 2022, compared to $120.9 million in Fiscal 2021.

Liquidity and Capital Resources

Our primary need for liquidity is to fund working capital requirements of our business, capital expenditures, debt service and for general corporate purposes. Our cash and cash equivalents and the ABL Facility serve as sources of liquidity for short-term working capital needs and general corporate purposes. The ABL Facility had a balance outstanding of $100.0 million as of January 27, 2023, other than for letters of credit. Cash generated from our net revenue and profitability, and somewhat to a lesser extent our changes in working capital, are driven by the seasonality of our business, with a significant amount of net revenue and operating cash flows generally occurring in the fourth fiscal quarter of each year. We expect that our cash on hand and cash flows from operations, along with borrowings on the ABL Facility, will be adequate to meet our capital requirements and operational needs for at least the next 12 months.

Description of Material Indebtedness

Debt Arrangements

Our $275.0 million revolving ABL Facility includes a $70.0 million sublimit for letters of credit and is available for working capital and other general corporate liquidity needs. The amount available to borrow is the lesser of the $275.0 million facility limit and the Borrowing Base which is calculated from Eligible Inventory, Trade Receivables and Credit Card Receivables, all terms as defined in the ABL Facility. The balance outstanding as of January 27, 2023 was $100.0 million. There was no balance outstanding as of January 28, 2022. The balance of outstanding letters of credit was $10.6 million and $23.5 million as of January 27, 2023 and January 28, 2022, respectively.

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

The Term Loan Facility matures on September 9, 2025 and amortizes at a rate equal to 1.25% per quarter. It is subject to mandatory prepayments in an amount equal to a percentage of the borrower’s excess cash flows in each fiscal year, ranging from 0% to 75% depending on our total leverage ratio, and with the proceeds of certain asset sales, casualty events and extraordinary receipts. The loan could not be voluntarily prepaid during the first two years of its term, without significant penalties. A prepayment premium of 3% applies to voluntary prepayments and certain mandatory prepayments made after September 9, 2022 and on or prior to September 9, 2023, 1% for such prepayments made after September 9, 2023 and on or prior to September 9, 2024, and no premium on such prepayments thereafter.

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

As of January 27, 2023, we were in compliance with all of our covenants in the Debt Facilities.

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

Cash Flows from Operating Activities

Operating activities used net cash of $36.4 million and generated $70.6 million in Fiscal 2022 and Fiscal 2021, respectively. Our primary source of operating cash flows is the sale of merchandise goods and services to customers, while the primary use of cash in operations is the purchase of merchandise inventories.

In Fiscal 2022, net cash generated by operating activities decreased $106.9 million compared to Fiscal 2021 as a result of the decrease in operating income and an increase in changes in working capital, primarily inventory. The increase in inventory was primarily driven by early receipts of swim product for the spring and summer selling seasons and carry over full price swim product driven by late receipts last year due to the supply chain challenges.

Cash Flows from Investing Activities

Net cash used in investing activities was $29.8 million and $25.2 million during Fiscal 2022 and Fiscal 2021, respectively. Cash used in investing activities for both years was primarily used for investments to update our digital information technology infrastructure.

For Fiscal 2023, we plan to invest approximately $35.0 million in capital expenditures for strategic investments and infrastructure, primarily in technology and general corporate needs.

Cash Flows from Financing Activities

Net cash provided by financing activities was $73.5 million during Fiscal 2022 compared to $45.1 million used in financing activities during Fiscal 2021. The $118.6 million increase in net cash provided by financing activities is attributed to the reduction in earnings and increased borrowings under the ABL Facility to cover the higher than normal inventory levels throughout the year due to the receipt timing of seasonal inventory compared to prior years as well as carried over basics inventory from prior seasons.

Contractual Obligations and Off-Balance-Sheet Arrangements

We have no material off-balance-sheet arrangements other than the guarantees and contractual obligations that are discussed below.

Information concerning our obligations and commitments to make future payments under contracts such as lease agreements and other contingent commitments, as of January 27, 2023, is aggregated in the following table:

	Payments Due by Period
(in thousands)	Total	1 Year or less	2-3 Years	3-4 Years	After 5 years
Operating leases (1)	$45,301	$7,516	$13,215	$12,720	$11,850
Principal payments on long-term debt	344,063	13,750	330,313	—	—
Interest on Term Loan Facility and ABL Facility fees	86,736	34,907	51,829	—	—
Purchase obligations (2)	201,874	201,874	—	—	—
Total contractual obligations	$677,974	$258,047	$395,357	$12,720	$11,850

(1)
Operating lease obligations consist primarily of future minimum lease commitments related to our operating leases (refer to Note 4, Leases, of the Consolidated Financial Statements for further details).
(2)
Purchase obligations primarily represent open purchase orders for inventory.

Financial Instruments with Off-Balance-Sheet Risk

The $275.0 million ABL Facility includes a $70.0 million sublimit for letters of credit and the Third Amendment to the ABL Facility extended the maturity from November 16, 2022 to the earlier of (a) July 29, 2026 and (b) June 9, 2025 if, on or prior to such date, the Term Loan Facility has not been refinanced, extended or repaid in full in accordance with the terms thereof and not replaced with other indebtedness. The ABL Facility is available for working capital and other general corporate liquidity needs. The balance outstanding as of January 27, 2023 was $100.0 million. There was no balance outstanding as of January 28, 2022. The balance of outstanding letters of credit was $10.6 million and $23.5 million as of January 27, 2023 and January 28, 2022, respectively.

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

Inventory Valuation

Our inventories consist of merchandise purchased for resale and are recorded at the lower of cost or net realizable value. The nature of our business requires that we make a significant amount of our merchandising decisions and corresponding inventory purchase commitments with vendors several months in advance of the time in which a particular merchandise item is intended to be included in the merchandise offerings. These decisions and commitments are based upon, among other possible considerations, historical sales with identical or similar merchandise, our understanding of then-prevailing trends and influences, and an assessment of likely economic conditions and various competitive factors.

For financial reporting and tax purposes, our United States inventory, primarily merchandise held for sale, is stated at last-in, first-out (“LIFO”) cost, which is adjusted to the lower of cost or market. We account for our non-United States inventory on the first-in, first-out (“FIFO”) method. The United States inventory accounted for using the LIFO method as of percentage of the total inventory was 92% at January 27, 2023 and 86% at January 28, 2022.

We continually make assessments as to whether the carrying cost of inventory exceeds its market value and, if so, by what dollar amount. Excess inventories may be disposed of through our normal course of business. Based on historical results experienced through various methods of disposition, we will write down the carrying value of inventories that are not expected to be sold at or above cost. The excess and obsolete reserve balances were $13.9 million and $15.2 million as of January 27, 2023, and January 28, 2022, respectively. For the inventory marked down to net realizable value, a one percentage point increase in our assumed recovery rates at January 27, 2023, would have had an immaterial impact on our Consolidated Financial Statements.

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

Goodwill impairment assessments

We test goodwill for impairment using a one-step quantitative test. The quantitative test compares the reporting unit’s fair value to its carrying value. An impairment is recorded for any excess carrying value above the reporting unit’s fair value, not to exceed the amount of goodwill. We estimate fair value of our reporting units using a discounted cash flow model, commonly referred to as the income approach. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions appropriate to our reporting unit. Estimated discount rates were determined using the weighted average cost of capital for each reporting unit at the time of the analysis, taking into consideration the risks inherent within each reporting unit individually. The discounted cash flow model uses projections based on management’s best estimates of economic and market conditions over the projected period using the best information available, including growth rates in revenues, costs and estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, weighted average cost of capital and changes in future working capital requirements.

During First Quarter 2020, in response to the COVID pandemic, we recorded full impairment of the $3.3 million of goodwill allocated to our Japan eCommerce reporting unit.

We completed our Fiscal 2022 and Fiscal 2021 annual goodwill impairment analysis during the fourth quarter of each year and determined that the fair value of the U.S. eCommerce and Outfitters reporting units exceeded their carrying values by 13.2% and 26.7%, respectively in Fiscal 2022 and 91.2% and 65.5%, respectively in Fiscal 2021, and as such, we did not record a goodwill impairment charge. The discount rates used in our Fiscal 2022 annual impairment testing for U.S. eCommerce and Outfitters were 18% and 16%, respectively. Changes in certain of our key assumptions may affect testing results. For example, keeping all other assumptions constant, a 200 and 600 basis point increase in the discount rates for the U.S. eCommerce and Outfitters reporting units, respectively, would have resulted in the reporting units estimated fair values to approximate carrying value.

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

In Fiscal 2022 and Fiscal 2021 we performed the annual testing of the indefinite-lived intangible asset, the Lands’ End trade name. The fair value exceeded the carrying value by 13.3% and 68.9% in Fiscal 2022 and Fiscal 2021, respectively, and as such, no trade name impairment charges were recorded.

See Note 2, Summary of Significant Accounting Policies, and Note 10, Goodwill and Indefinite-Lived Intangible Asset, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for more information about these assets and the related impairment charges.

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

At any point in time, many tax years are subject to or in the process of being audited by various taxing authorities. To the extent our estimates of settlements change, or the final tax outcome of these matters is different from the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. Our income tax expense includes changes in our estimated liability for exposures associated with our various tax filing positions. Determining the income tax expense for these potential assessments requires management to make assumptions that are subject to factors such as proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations, and resolution of tax audits. We performed an evaluation over our deferred tax assets and determined that a valuation allowance is considered necessary. See Note 11, Income Taxes, for further details on the valuation allowance.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

The Company’s international subsidiaries operate with functional currencies other than the U.S. dollar. Since the Company’s Consolidated Financial Statements are presented in U.S. dollars, the Company must translate all components of these financial statements from the functional currencies into U.S. dollars at exchange rates in effect during or at the end of the reporting period. Net revenue generated from the International distribution channel represented 11% of our total net revenue in Fiscal 2022. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of net revenues, expenses, assets and liabilities. Assuming a 10% change in foreign currency exchange rates, Fiscal 2022 net revenue would have increased or decreased by approximately $16.7 million. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our international subsidiaries into U.S. dollars. Foreign currency translation losses, net, for Fiscal 2022 totaled approximately $4.4 million related to our international subsidiaries in United Kingdom, Germany and Japan. Additionally, the Company has foreign currency denominated intercompany receivables and payables that when settled result in a transaction gain or loss. A 10% change in foreign currency exchanges rates would not result in a significant transaction gain or loss in earnings. The Company does not utilize financial instruments for trading purposes or hedging and have not used any derivative financial instruments to limit foreign currency exchange rate exposures. The Company does not consider our foreign earnings to be permanently reinvested.

As of January 27, 2023, the Company had $6.4 million of cash and cash equivalents denominated in foreign currency, principally in British pound sterling, Japanese yen and Euro.

Interest Rate Risk

The Company is subject to interest rate risk with the Term Loan Facility and the ABL Facility, as both require the Company to pay interest on outstanding borrowings at variable rates. Each one percentage point change in interest rates (above the 1% LIBOR floor) associated with the Term Loan Facility would result in a $2.4 million change in our annual cash interest expenses. Assuming our ABL Facility was fully drawn to a principal amount equal to $275.0 million, each one percentage point change in interest rates would result in a $2.8 million change in our annual cash interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Lands’ End, Inc.

Dodgeville, Wisconsin

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Lands’ End, Inc. and subsidiaries (the “Company”) as of January 27, 2023, the related consolidated statements of operations, comprehensive operations, changes in stockholders’ equity, and cash flows for the year ended January 27, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 27, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of January 27, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated April 10, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill and Indefinite-Lived Intangible Asset Valuation

As described in Note 2 and Note 10 of the consolidated financial statements, the Company’s indefinite-lived intangible assets consist of goodwill and trade name. As of January 27, 2023, the consolidated carrying value of the goodwill, is $106.7 million, with $70.4 million and $36.3 million allocated to the U.S. eCommerce and Outfitters reporting units, respectively. The consolidated carrying value of the trade name is $257 million. The Company tests goodwill and the trade name separately for impairment on an annual basis during the fourth fiscal quarter, or more frequently as defined by Accounting Standards Codification Topic 350.

The fair value of the reporting unit equity used in the goodwill impairment test is estimated using a discounted cash flow model (income approach). This approach uses forecasts based on the Company’s best estimates regarding economic and market conditions over the forecasted period. These estimates include revenue growth rates, changes in costs, and changes in operating margins. Other estimates and assumptions include weighted averages cost of capital, changes in future working capital requirements, and terminal value growth rates.

The fair value of the trade name is estimated using a relief-from-royalty valuation method, based on the assumption that, in lieu of ownership, a firm would be willing to pay a royalty in order to take part in the related benefit of the asset class. There are two key steps related to the relief from royalty method, which include: (a) estimating a reasonable royalty rate for the asset class, and (b) applying the estimated royalty rate to forecasted net revenue and discounting the resulting cash flows to arrive at present value.

We identified goodwill and indefinite-lived intangible asset valuation as a critical audit matter due to the heightened amount of management judgement and expertise required to estimate the fair value of the U.S. eCommerce and Outfitters reporting units and the Company’s trade name. There is heightened judgement required in the determination of revenue growth rates and changes in gross margin. Other management assumptions require expertise to arrive at the weighted average cost of capital and royalty rate. Auditing these estimates and assumptions involved subjective and complex auditor judgement, including the involvement of individuals with specialized knowledge and skills in valuation.

Our audit procedures performed to address the revenue growth rates, changes in gross margin, and the selection of the weighted-average cost of capital for the U.S. eCommerce and Outfitters reporting units and the selection of the royalty rate and weighted-average cost of capital for the trade name include:

•
Testing the design, implementation, and operating effectiveness of internal controls over goodwill and indefinite-lived intangible asset, specifically, the Company’s controls over forecasted revenues and gross margin and the selection of the weighted average cost of capital and royalty rate.
•
Evaluating the reasonableness of management’s forecasts over revenue growth and changes in gross margin by (a) comparing current and historical performance to prior period projections, (b) reviewing prior period actual financial results and external market and industry data to evaluate management’s considerations over contradictory evidence, and (c) comparing forecasted information with previously communicated press releases, internal communications to management, and communications with the Board of Directors.
•
Evaluating the changes in management’s forecasts related to revenue growth and changes in gross margin from the testing date to fiscal year end to determine the impact on the impairment assessment.
•
Assessing the mathematical accuracy of the financial projections utilized in the fair value calculation.
•
Utilizing personnel with specialized skills in valuation to perform an evaluation of management’s estimates and assumptions, specifically, the selection of the weighted average cost of capital, royalty rate, and valuation methodologies used. These procedures included developing independent estimates and comparing those to rates selected by management.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2022.

Madison, Wisconsin

April 10, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Lands’ End, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Lands’ End, Inc. and subsidiaries (the "Company") as of January 28, 2022, the related consolidated statements of operations, comprehensive operations, cash flows, and changes in stockholders’ equity, for each of the two fiscal years in the period ended January 28, 2022, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 28, 2022, and the results of its operations and its cash flows for each of the two years in the period ended January 28, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Chicago, Illinois

March 24, 2022

We began serving as the Company’s auditor in 2012. In 2022 we became the predecessor auditor.

LANDS’ END, INC.

Consolidated Statements of Operations

for Fiscal Years Ended January 27, 2023, January 28, 2022 and January 29, 2021

(in thousands except per share data)	2022	2021	2020
REVENUES
Net revenue	$1,555,429	$1,636,624	$1,427,448
Cost of sales (excluding depreciation and amortization)	961,663	945,164	821,595
Gross profit	593,766	691,460	605,853

Selling and administrative	527,374	571,767	518,897
Depreciation and amortization	38,741	39,166	37,343
Other operating expense, net	2,926	741	8,471
Total costs and expenses	569,041	611,674	564,711
Operating income	24,725	79,786	41,142
Interest expense	39,768	34,445	27,754
Other (income) expense, net	(364)	(628)	796
(Loss) income before income taxes	(14,679)	45,969	12,592
Income tax (benefit) expense	(2,149)	12,600	1,756
NET (LOSS) INCOME	$(12,530)	$33,369	$10,836

NET (LOSS) INCOME PER COMMON SHARE ATTRIBUTABLE TO STOCKHOLDERS
Basic:	$(0.38)	$1.01	$0.33
Diluted:	$(0.38)	$0.99	$0.33

Basic weighted average common shares outstanding	33,108	32,929	32,566
Diluted weighted average common shares outstanding	33,108	33,681	32,652

See accompanying Notes to Consolidated Financial Statements.

LANDS’ END, INC.

Consolidated Statements of Comprehensive Operations

for Fiscal Years Ended January 27, 2023, January 28, 2022 and January 29, 2021

(in thousands)	2022	2021	2020
NET (LOSS) INCOME	$(12,530)	$33,369	$10,836
Other comprehensive (loss) income, net of tax
Foreign currency translation (loss) gain	(4,380)	(1,421)	1,767
COMPREHENSIVE (LOSS) INCOME	$(16,910)	$31,948	$12,603

See accompanying Notes to Consolidated Financial Statements.

LANDS’ END, INC.

Consolidated Balance Sheets

(in thousands except per share data)	January 27, 2023	January 28, 2022
ASSETS
Current assets
Cash and cash equivalents	$39,557	$34,301
Restricted cash	1,834	1,834
Accounts receivable, net	44,928	49,668
Inventories, net	425,513	384,241
Prepaid expenses and other current assets	44,894	36,905
Total current assets	556,726	506,949
Property and equipment, net	127,638	129,791
Operating lease right-of-use asset	30,325	31,492
Goodwill	106,700	106,700
Intangible asset, net	257,000	257,000
Other assets	3,759	4,702
TOTAL ASSETS	$1,082,148	$1,036,634
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$13,750	$13,750
Accounts payable	171,557	145,802
Lease liability – current	5,414	5,617
Accrued expenses and other current liabilities	106,756	146,263
Total current liabilities	297,477	311,432
Long-term borrowings on ABL Facility	100,000	—
Long-term debt, net	223,506	234,474
Lease liability – long-term	31,095	32,731
Deferred tax liabilities	45,953	46,191
Other liabilities	3,365	5,110
TOTAL LIABILITIES	701,396	629,938
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 - authorized: 480,000 shares; issued and outstanding: 32,626 and 32,985, respectively	326	330
Additional paid-in capital	366,181	374,413
Retained earnings	31,267	44,595
Accumulated other comprehensive loss	(17,022)	(12,642)
TOTAL STOCKHOLDERS’ EQUITY	380,752	406,696
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,082,148	$1,036,634

See accompanying Notes to Consolidated Financial Statements.

LANDS’ END, INC.

Consolidated Statements of Cash Flows

for Fiscal Years Ended January 27, 2023, January 28, 2022 and January 29, 2021

(in thousands)	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(12,530)	$33,369	$10,836
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	38,741	39,166	37,343
Amortization of debt issuance costs	3,176	3,194	3,110
(Gain) loss on disposal of property and equipment	(530)	741	1,303
Stock-based compensation	3,753	10,156	9,201
Deferred income taxes	927	(782)	(10,770)
Goodwill impairment	—	—	3,300
Long-lived asset impairment	468	—	400
Other	(775)	(661)	1,452
Change in operating assets and liabilities:
Accounts receivable, net	4,503	(13,170)	15,012
Inventories, net	(45,873)	(4,213)	(4,081)
Accounts payable	19,938	13,089	(21,208)
Other operating assets	(8,105)	4,080	(376)
Other operating liabilities	(40,060)	(14,400)	46,111
Net cash (used in) provided by operating activities	(36,367)	70,569	91,633
CASH FLOWS FROM INVESTING ACTIVITIES
Sales of property and equipment	1,967	—	—
Purchases of property and equipment	(31,806)	(25,238)	(30,149)
Net cash used in investing activities	(29,839)	(25,238)	(30,149)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under ABL Facility	264,000	143,000	235,000
Payments of borrowings under ABL Facility	(164,000)	(168,000)	(210,000)
Proceeds from issuance on long-term debt, net	—	—	266,750
Payments on term loan	(13,750)	(13,750)	(388,825)
Payments for taxes related to net share settlement of equity awards	(4,324)	(5,111)	(483)
Purchases and retirement of common stock	(8,463)	—	—
Payment of debt issuance costs	—	(1,232)	(5,517)
Net cash provided by (used in) financing activities	73,463	(45,093)	(103,075)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(2,001)	103	(1,912)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	5,256	341	(43,503)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	36,135	35,794	79,297
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$41,391	$36,135	$35,794
SUPPLEMENTAL CASH FLOW DATA
Unpaid liability to acquire property and equipment	$9,998	$2,627	$3,245
Income taxes paid, net of refunds	$4,763	$24,868	$288
Interest paid	$34,485	$31,421	$21,595

See accompanying Notes to Consolidated Financial Statements.

LANDS’ END, INC.

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
			Additional		Other	Total
	Common Stock Issued		Paid-in	Retained	Comprehensive	Stockholders’
(in thousands)	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 31, 2020	32,382	$324	$360,656	$390	$(12,988)	$348,382
Net income	—	—	—	10,836	—	10,836
Cumulative translation adjustment, net of tax	—	—	—	—	1,767	1,767
Stock-based compensation expense	—	—	9,201	—	—	9,201
Vesting of restricted shares	299	2	(2)	—	—	—
Common stock withheld related to net share settlement of equity awards	(67)	—	(483)	—	—	(483)
Balance at January 29, 2021	32,614	326	369,372	11,226	(11,221)	369,703
Net income	—	—	—	33,369	—	33,369
Cumulative translation adjustment, net of tax	—	—	—	—	(1,421)	(1,421)
Stock-based compensation expense	—	—	10,156	—	—	10,156
Vesting of restricted shares	567	4	(4)	—	—	—
Common stock withheld related to net share settlement of equity awards	(196)	—	(5,111)	—	—	(5,111)
Balance at January 28, 2022	32,985	330	374,413	44,595	(12,642)	406,696
Net loss	—	—	—	(12,530)	—	(12,530)
Cumulative translation adjustment, net of tax	—	—	—	—	(4,380)	(4,380)
Stock-based compensation expense	—	—	3,753	—	—	3,753
Vesting of restricted shares	673	4	(4)	—	—	—
Common stock withheld related to net share settlement of equity awards	(236)	—	(4,324)	—	—	(4,324)
Purchases and retirement of common stock	(796)	(8)	(7,657)	(798)	—	(8,463)
Balance at January 27, 2023	32,626	$326	$366,181	$31,267	$(17,022)	$380,752

See accompanying Notes to Consolidated Financial Statements.

LANDS’ END, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BACKGROUND AND BASIS OF PRESENTATION

Description of Business

Lands’ End, Inc. (“Lands’ End” or the “Company”) is a leading digital retailer of casual clothing, swimwear, outerwear, accessories, footwear and home products. Lands’ End offers products online at www.landsend.com, through Company Operated stores and through third-party distribution channels.

Terms that are commonly used in the Company’s Notes to the Consolidated Financial Statements are defined as follows:

•
ABL Facility – Asset-based senior secured credit agreements, providing for a revolving facility, dated as of November 16, 2017, with Wells Fargo, N.A. and certain other lenders, as amended to date
•
Adjusted EBITDA – Net income/(loss) appearing on the Consolidated Statements of Operations net of Income tax expense/(benefit), Interest expense, Depreciation and amortization and certain significant items
•
ASC – Financial Accounting Standards Board Accounting Standards Codification, which serves as the source for authoritative GAAP, as supplemented by rules and interpretive releases by the SEC which are also sources of authoritative GAAP for SEC registrants
•
CARES Act – The Coronavirus Aid, Relief and Economic Security Act signed into law on March 27, 2020
•
Company Operated stores – Lands’ End retail stores in the Retail distribution channel
•
COVID – Coronavirus disease 2019 (COVID-19) caused by severe respiratory syndrome coronavirus 2 (SARS-CoV-2)
•
Debt Facilities – Collectively, the Term Loan Facility and ABL Facility
•
Deferred Awards – Time vesting stock awards
•
EPS – Earnings per share
•
FASB – Financial Accounting Standards Board
•
Fiscal 2022 – The 52 weeks ended January 27, 2023
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

Macroeconomic Challenges

Macroeconomic issues, such as recent inflationary pressures, have had an impact on the Company’s business. Since apparel purchases are discretionary expenditures that historically have been influenced by domestic and global economic conditions, higher prices of consumer goods due to inflation may result in less discretionary spending for consumers which may negatively impact customer demand and require higher levels of promotion in order to attract and retain customers. These macroeconomic challenges have led to increased cost of raw materials, packaging materials, labor, transportation, energy, fuel and other inputs necessary for the production and distribution of the Company’s products and have negatively impacted the Company’s gross margin.

Global Supply Chain Challenges

Like many industries, the Company experienced global supply chain challenges that impacted our distribution process, third-party manufacturing partners and logistics partners, including shipping delays due to port congestion and closure of certain third-party manufacturing facilities and production lines. These global supply chain challenges caused manufacturing, transport and receipt of inbound product delays that began to normalize in the second half of Fiscal 2022. The Company experienced increased transportation costs during Fiscal 2021 and the first half of Fiscal 2022.

Corporate Restructuring

During Second Quarter 2022, the Board of Directors approved a plan to wind down and cease operations of Lands’ End Japan KK. Lands’ End Japan KK represents the Japan eCommerce operating segment. For a discussion on this operating segment, see Note 14, Segment Reporting. The Company incurred one-time closing costs of approximately $3.0 million which was recorded in Other operating expense, net in the Consolidated Statements of Operations. See Note 8, Lands’ End Japan Closure.

During Second Quarter 2020, the Company reduced approximately 10% of corporate positions. The Company incurred total severance costs of approximately $2.9 million related to the reduction of corporate positions which was recorded in Other operating expense, net in the Consolidated Statements of Operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company’s fiscal year end is on the Friday preceding the Saturday closest to January 31 each year. The fiscal periods in this report are presented as follows, unless the context otherwise requires:

Fiscal Year	Ended	Weeks
2022	January 27, 2023	52
2021	January 28, 2022	52
2020	January 29, 2021	52

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

Working capital requirements typically increase during the second and third quarters of the fiscal year as inventory builds to support peak selling periods and, accordingly, typically decrease during the fourth quarter of the fiscal year as inventory is sold. Cash provided by operating activities is typically higher in the fourth quarter of the fiscal year due to reduced working capital requirements during that period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reportable amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Significant accounting estimates inherent in the preparation of the consolidated financial statements include revenue recognition, including gift card breakage and estimated merchandise returns, inventory valuation, impairment assessments for goodwill, indefinite intangible assets and long-lived assets and income taxes. Actual results could differ from those estimates made by management, which could have a material impact on the Company’s financial position or results of operations.

Cash and cash equivalents

Cash and cash equivalents consist of highly liquid temporary instruments purchased with original maturities of three months or less. It also includes deposits in-transit from banks for payments related to third-party credit card and debit card transactions. The Company maintains a portion of its cash in Federal Deposit Insurance Corporation (“FDIC”) insured bank deposit accounts which, at times, may exceed federally insured limits. To date, the Company has not experienced any losses in such accounts. The Company does not believe, based on the size and strength of the banking institutions used, it is exposed to any significant credit risks in cash.

Restricted cash

The Company classifies cash balances pledged as collateral as Restricted cash on the Consolidated Balance Sheets.

Allowance for Credit Losses

The Company provides an allowance for credit losses based on historical loss experience, collection experience, delinquency trends, economic conditions and specific identification. The Accounts receivable balance on the

Consolidated Balance Sheets is presented net of the Company’s allowance for credit losses and is comprised of various customer-related accounts receivable.

Changes in the balance of the allowance for credit losses are as follows:

(in thousands)	Fiscal 2022	Fiscal 2021
Beginning balance	$625	$680
Provision	295	158
Write-offs	(192)	(213)
Ending balance	$728	$625

Inventory

Inventories primarily consist of merchandise purchased for resale. For financial reporting and tax purposes, the Company’s United States inventory, primarily merchandise held for sale, is stated at last-in, first-out (“LIFO”) cost, which is lower than net realizable value. The Company accounts for its non-United States inventory on the first-in, first-out (“FIFO”) method. The United States inventory accounted for using the LIFO method was 92% of total inventory as of January 27, 2023 and 86% as of January 28, 2022. If the FIFO method of accounting for inventory had been used, the effect on inventory would have been an increase of $1.2 million and $0.8 million as of January 27, 2023 and January 28, 2022, respectively.

The Company maintains a reserve for excess and obsolete inventory. The reserve is calculated based on historical experience related to liquidation/disposal of identified inventory. The excess and obsolescence reserve balances were $13.9 million and $15.2 million as of January 27, 2023 and January 28, 2022, respectively.

Deferred Catalog Costs and Marketing

Costs incurred for direct response marketing consist primarily of catalog production and mailing costs that are generally amortized within two months from the date catalogs are mailed. Unamortized marketing costs reported as prepaid assets were $10.4 million and $10.8 million as of January 27, 2023 and January 28, 2022, respectively. The Company expenses the costs of marketing for website, magazine, newspaper, radio and other general media when the marketing takes place. Marketing expenses, including catalog costs amortization, digital-related costs and other print media were $205.6 million, $220.0 million and $195.4 million for Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively. These costs are included within Selling and administrative expenses in the accompanying Consolidated Statements of Operations.

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

(in thousands)	Asset Lives (years)	January 27, 2023	January 28, 2022
Land	—	$3,440	$3,468
Buildings and improvements	15-30	99,545	102,077
Furniture, fixtures and equipment	3-10	59,992	61,751
Computer hardware and software	3-10	232,799	211,726
Leasehold improvements	3-7	12,761	12,818
Construction in progress		27,235	15,278
Gross property and equipment		435,772	407,118
Less: Accumulated depreciation		(308,134)	(277,327)
Total property and equipment, net		$127,638	$129,791

As of both January 27, 2023 and January 28, 2022, construction in progress relates primarily to technological investments.

Depreciation expense is recorded over the estimated useful lives of the respective assets using the straight-line method. Leasehold improvements are depreciated over the shorter of the associated lease term or the estimated useful life of the asset. Depreciation expense was $38.7 million, $39.2 million and $37.3 million for Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively.

Leases

The Company is a lessee under various lease agreements for its Company Operated store locations and certain international distribution and office facilities. All leases are classified as operating leases. The Company’s leases have remaining lease terms ranging from less than one year up to ten years with renewal options. The lease term is defined as the noncancelable portion of the lease term plus any periods covered by an option to extend the lease, if it is reasonably certain that the option will be exercised.

The determination of whether an arrangement contains a lease and the classification of a lease, if applicable, is made at lease inception. Lease commencement is the date in which the lessor provides the Company access to, and the right to control, the identified asset. At lease commencement, the Company recognizes a right-of-use asset and a corresponding lease liability measured at the present value of the future minimum lease payments. Minimum lease payments include the fixed lease component of the agreement, as well as any variable rate payments that depend on an index, initially measured using the index at the lease commencement date. The right-of-use asset is recorded at the amount of the lease liability, increased for prepaid lease and initial direct costs paid and reduced by any lease incentives.

The Company has elected the practical expedient of not recognizing a right-of-use asset or lease liability for short-term leases, which are leases with a term of twelve months or less. Lease payments on short-term leases are expensed as incurred. The Company has lease agreements with lease and non-lease components. The Company has elected the practical expedient to combine lease and non-lease components. The Company does not have any leases with residual value guarantees or restrictions or covenants imposed by the lease.

Due to the absence of an implicit rate in the Company’s lease agreements, the Company estimates its incremental borrowing rate at lease commencement in determining the present value of lease payments for each lease based on the lease term, lease currency and the Company’s credit spread. The yield curve selected at the lease commencement date represents one notch above the Company’s unsecured credit rating, and therefore is considered a close proxy for the incremental borrowing rate the Company would incur for secured debt.

In addition to rent payments, the lease agreements contain payments for real estate taxes, insurance, common area maintenance and utilities that are not fixed. The Company accounts for these costs as variable payments and does not include such costs as a lease component.

The Company’s leases are classified as operating leases, which are included in the Operating lease right-of-use asset, Lease liability – current and Lease liability – long-term on the Company’s Consolidated Balance Sheets. Lease expense is recognized on a straight-line basis over the lease term and is included in Selling and administrative expense in the Consolidated Statements of Operations. See Note 4, Leases.

Impairment of Property and Equipment

Property and equipment are subject to a review for impairment if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Company Operated store long-lived assets, including right-of-use assets, are regularly reviewed for impairment indicators. Impairment is assessed at the individual store level which is the lowest level of identifiable cash flows and considers the estimated undiscounted cash flows over the asset’s remaining life. If estimated undiscounted cash flows are insufficient to recover the investment, an impairment loss is recognized equal to the difference between the estimated fair value of the asset and its carrying value, net of salvage, and any costs of disposition. The fair value estimate is generally the discounted amount of estimated store-specific cash flows. During Fiscal 2022, Fiscal 2021 and Fiscal 2020, the Company recognized impairment of $0.5 million, no impairment and $0.4 million, respectively, for right-of-use assets and property and equipment of Company Operated store locations.

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

During First Quarter 2020, in response to the COVID pandemic, the Company recorded full impairment of the $3.3 million of goodwill allocated to the Company’s Japan eCommerce reporting unit in Other operating expense, net in the Consolidated Statements of Operations. As of January 27, 2023, the total $106.7 million of goodwill recorded relates to the Company’s U.S. eCommerce and Outfitters reporting units, in the amount of $70.4 million and $36.3 million, respectively. At the end of Fiscal 2022, the fair value of the U.S. eCommerce and Outfitters reporting units exceeded the carrying value by 13.2% and 26.7%, respectively, and 91.2% and 65.5%, respectively at the end of Fiscal 2021.

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

In Fiscal 2022, Fiscal 2021 and Fiscal 2020, the Company tested the indefinite-lived intangible asset as required resulting in the fair value exceeding the carrying value by 13.3%, 68.9% and 61.2%, respectively. As such, no trade name impairment charges were recorded in any of the periods presented.

Financial Instruments with Off-Balance-Sheet Risk

The $275.0 million ABL Facility includes a $70.0 million sublimit for letters of credit and the Third Amendment to the ABL Facility extended the maturity from November 16, 2022 to the earlier of (a) July 29, 2026 or (b) June 9, 2025 if, on or prior to such date, the Term Loan Facility has not been refinanced, extended or repaid in full in accordance with the terms thereof and not replaced with other indebtedness. The ABL Facility is available for working capital and other general corporate liquidity needs. The balance outstanding as of January 27, 2023 was $100.0 million. There was no balance outstanding as of January 28, 2022. The balance of outstanding letters of credit was $10.6 million and $23.5 million on January 27, 2023 and January 28, 2022, respectively.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable. Total accounts receivable, net was $44.9 million and $49.7 million as of January 27, 2023 and January 28, 2022, respectively.

Cash and cash equivalents, accounts receivable, net, accounts payable, accrued expenses and other current liabilities and revolving long-term borrowings on ABL Facility are reflected in the Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments.

Long-term debt, net is reflected in the Consolidated Balance Sheets at amortized cost. The fair value of debt was determined utilizing Level 3 valuation techniques as of January 27, 2023 and January 28, 2022. See Note 9, Fair Value of Financial Assets and Liabilities.

Foreign Currency Translations and Transactions

The Company translates the assets and liabilities of foreign subsidiaries from their respective functional currencies to United States dollars at the appropriate spot rates as of the balance sheet date. Revenue and expenses of operations are translated to United States dollars using weighted average exchange rates during the year. The foreign subsidiaries use the local currency as their functional currency. The effects of foreign currency translation adjustments are included as a component of Accumulated other comprehensive loss in the accompanying Consolidated Statements of Changes in Stockholders’ Equity. Foreign currency translation losses, net, for Fiscal 2022 and Fiscal 2021 totaled approximately $4.4 million and $1.4 million, respectively. The Company recognized a foreign exchange transaction loss of $1.0 million in Fiscal 2022, a gain of $0.8 million in Fiscal 2021 and a gain of $3.4 million in Fiscal 2020. These are recorded in either Cost of sales (excluding depreciation and amortization) or Selling and administrative in the accompanying Consolidated Statements of Operations based on the underlying nature of the transactions giving rise to the gain or loss.

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

Contract Liabilities

Contract liabilities consist of payments received in advance of the transfer of control to the customer. As products are delivered and control transfers, the Company recognizes the deferred revenue in Net revenue in the Consolidated Statements of Operations. The following table summarizes the deferred revenue associated with payments received in advance of the transfer of control to the customer reported in Accrued expenses and other current liabilities in the Consolidated Balance Sheets and amounts recognized through Net revenue for each period presented. The majority of deferred revenue as of January 27, 2023 is expected to be recognized in Net revenue in the fiscal quarter ending April 28, 2023, as products are delivered to customers.

(in thousands)	Fiscal 2022	Fiscal 2021
Deferred revenue beginning of period	$8,560	$17,187
Deferred revenue recognized in period	(8,346)	(16,973)
Revenue deferred in period	7,270	8,346
Deferred revenue end of period	$7,484	$8,560

Revenue from gift cards is recognized when (i) the gift card is redeemed by the customer for merchandise, or (ii) as gift card breakage, an estimate of gift cards which will not be redeemed where the Company does not have a legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions. Gift card breakage is recorded within Net revenue in the Consolidated Statements of Operations. Prior to their redemption, gift cards are recorded as a liability, included within Accrued expenses and other current liabilities in the Consolidated Balance Sheets. The liability is estimated based on expected breakage that considers historical patterns of redemption. The following table provides the reconciliation of the contract liability related to gift cards:

(in thousands)	Fiscal 2022	Fiscal 2021
Balance as of beginning of period	$33,070	$26,798
Gift cards sold	65,877	55,107
Gift cards redeemed	(64,637)	(44,391)
Gift card breakage	(1,281)	(4,444)
Balance as of end of period	$33,029	$33,070

The decrease in gift card breakage in Fiscal 2022 was attributed to a change in accounting estimate recorded in Fiscal 2021 which resulted in an increase in the gift card breakage rate creating a more appropriate rate for the various gift card programs. Gift card breakage in Fiscal 2021 includes a cumulative effect of the change in accounting estimate for prior periods.

Refund Liabilities

Refund liabilities, primarily associated with product sales returns and retrospective volume rebates, represent variable consideration and are estimated and recorded as a reduction to Net revenue based on historical experience. As of January 27, 2023 and January 28, 2022, $25.0 million and $23.4 million, respectively, of refund liabilities, primarily associated with estimated product returns, were reported in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

Cost of Sales

Cost of sales are comprised principally of the costs of merchandise sold, inbound shipping and handling, duty, warehousing and distribution (including receiving, picking, packing, store delivery and value-added costs), customer shipping and handling costs and physical inventory losses. Depreciation and amortization are not included in the Company’s Cost of sales.

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

Tax positions are recognized when they are more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is more likely than not to be realized upon settlement. The Company is subject to periodic audits by the United States Internal Revenue Service and other state and local taxing authorities. These audits may challenge certain of the Company’s tax positions such as the timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. The Company evaluates its tax positions and establishes liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes. These tax uncertainties are reviewed as facts and circumstances change and are adjusted accordingly. This requires significant management judgment in estimating final outcomes. Interest and penalties are classified as Income tax expense in the Consolidated Statements of Operations. See Note 11, Income Taxes, for further details.

The Company performed an evaluation over its deferred tax assets and determined that a valuation allowance is considered necessary for certain jurisdictions. See Note 11, Income Taxes, for further details on the valuation allowance.

Self-Insurance

The Company has a self-insured plan for health and welfare benefits and provides an accrual to cover the obligation. The accrual for the self-insured liability is based on claims filed and an estimate of claims incurred but not yet reported. The Company considers a number of factors, including historical claims information, when determining the amount of the accrual. Costs related to the administration of the plan and related claims are expensed as incurred. Total expenses, net of employee contributions, were $17.7 million, $17.3 million and $17.1 million for Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively.

The Company also has a self-insured plan for certain costs related to workers’ compensation. The Company obtains third-party insurance coverage to limit exposure to this workers’ compensation self-insured risk.

Retirement Benefit Plan

The Company has a 401(k) retirement plan, which covers most regular employees and allows them to make contributions. The Company also provides a matching contribution on a portion of the employee contributions. Total expenses incurred under this plan were $3.9 million, $3.9 million and $0.7 million for Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively. The decrease in Fiscal 2020 and was attributed to the temporary suspension of the Company’s 401(k) matching contribution in Fiscal 2020.

Other Comprehensive (Loss) Income

Other comprehensive (loss) income encompasses all changes in equity other than those arising from transactions with stockholders and is comprised solely of foreign currency translation adjustments and net income (loss).

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Beginning balance: Accumulated other comprehensive loss (net of tax of $3,361, $2,987, and $3,453, respectively)	$(12,642)	$(11,221)	$(12,988)
Other comprehensive (loss) income
Foreign currency translation adjustments (net of tax of $1,164, $374, and $(466), respectively)	(4,380)	(1,421)	1,767
Ending balance: Accumulated other comprehensive loss (net of tax of $4,525, $3,361, and $2,987, respectively)	$(17,022)	$(12,642)	$(11,221)

Stock-Based Compensation

Stock-based compensation expense for restricted stock units, comprised of both Deferred Awards and Performance Awards, is determined based on the grant date fair value. The fair value is determined based on the Company’s stock price on the date of the grant. Performance Awards have, in addition to a service requirement, performance criteria that must be achieved for the awards to be earned. Option Awards provide the recipient with the option to purchase a set number of shares at a stated exercise price over the term of the contract, which is ten years for all Option Awards currently outstanding. Options are granted with a strike price equal to the stock price on the date of grant and vest over the requisite service period of the award.

The Company recognizes stock-based compensation cost net of estimated forfeitures and revises the estimated forfeitures in subsequent periods if actual forfeitures differ from the estimates. The Company estimates the forfeiture rate based on historical data as well as expected future behavior. Stock-based compensation is recorded in Selling and administrative expense in the Consolidated Statements of Operations over the period in which the employee is required to provide service in exchange for the Deferred Awards and Option awards.

Earnings (Loss) per Share

The numerator for both basic and diluted EPS is net income (loss) attributable to the Company. The denominator for basic EPS is based upon the number of weighted average shares of the Company’s common stock outstanding during the reporting periods. The denominator for diluted EPS is based upon the number of weighted average shares of the Company’s common stock and common stock equivalents outstanding during the reporting periods using the treasury stock method in accordance with ASC 260, Earnings Per Share.

The following table summarizes the components of basic and diluted EPS:

(in thousands)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Net (loss) income	$(12,530)	$33,369	$10,836
Basic weighted average shares outstanding	33,108	32,929	32,566
Dilutive impact of stock awards	—	752	86
Diluted weighted average shares outstanding	33,108	33,681	32,652
Basic (loss) earnings per share	$(0.38)	$1.01	$0.33
Diluted (loss) earnings per share	$(0.38)	$0.99	$0.33

Stock awards are considered anti-dilutive based on the application of the treasury stock method or in the event of a net loss. There were 1,186,739, 93 and 1,093,274 anti-dilutive shares excluded from the diluted weighted average shares outstanding in Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively.

Repurchases of Common Stock

Shares of the Company’s common stock are repurchased by the Company through open market transactions. The par value of the shares retired is charged against Common stock and the remaining purchase price is allocated between Additional paid-in capital and Retained earnings. The portion charged against Additional paid-in capital is determined based on the Additional paid-in capital per share amount recorded in the initial issuance of the shares with the remaining to Retained earnings. For transactions in which the purchase price is less than the price at initial issuance, the full amount is charged against Additional paid-in capital. The total cost of the broker commissions is charged directly to Retained earnings. The Company plans to periodically retire all shares repurchased under the Share Repurchase Program. All shares repurchased prior to the end of Fiscal 2022 have been retired.

Recently Adopted Accounting Pronouncements

There were no new accounting standards adopted that had an impact on the Company’s financial statements during the 52 weeks ended January 27, 2023.

NOTE 3. DEBT

ABL Facility

The Company’s $275.0 million revolving ABL Facility includes $70.0 million sublimit for letters of credit and is available for working capital and other general corporate liquidity needs. The amount available to borrow is the lesser of the $275.0 million facility limit and the Borrowing Base which is calculated from Eligible Inventory, Trade Receivables and Credit Card Receivables, all terms as defined in the ABL Facility. The balance outstanding as of January 27, 2023 was $100.0 million. There was no balance outstanding as of January 28, 2022. The balance of outstanding letters of credit was $10.6 million and $23.5 million as of January 27, 2023 and January 28, 2022, respectively.

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

The following table summarizes the Company’s maximum borrowing availability under the ABL Facility, before consideration of the Borrowing Base calculation:

	January 27, 2023		January 28, 2022
(in thousands)	Amount	Interest Rate	Amount	Interest Rate
ABL Facility limit	$275,000		$275,000
Less: Outstanding borrowings	100,000	6.27%	—	—%
Less: Outstanding letters of credit	10,557		23,521
Maximum borrowing availability under ABL Facility	$164,443		$251,479

As of January 27, 2023, the amount available to borrow under the ABL Facility, based upon the Borrowing Base calculation, was $163.8 million.

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

The Company’s long-term debt consisted of the following:

	January 27, 2023		January 28, 2022
(in thousands)	Amount	Interest Rate	Amount	Interest Rate
Term Loan Facility	$244,063	14.13%	$257,813	10.75%
Less: Current portion of long-term debt	13,750		13,750
Less: Unamortized debt issuance costs	6,807		9,589
Long-term debt, net	$223,506		$234,474

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

The ABL Facility fees include (i) commitment fees of 0.25% based upon the average daily unused commitment (aggregate commitment less loans and letter of credit outstanding) under the ABL Facility for the preceding fiscal quarter and (ii) customary letter of credit fees. As of the end of Fiscal 2022, the Company had borrowings of $100.0 million under the ABL Facility.

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

The Term Loan Facility matures on September 9, 2025 and amortizes at a rate equal to 1.25% per quarter. It is subject to mandatory prepayments in an amount equal to a percentage of the borrower’s excess cash flows in each fiscal year, ranging from 0% to 75% depending on the Company’s total leverage ratio, and with the proceeds of certain asset sales, casualty events and extraordinary receipts. The loan could not be voluntarily prepaid during the first two years of its term, without significant penalties. A prepayment premium of 3% applies to voluntary prepayments and certain mandatory prepayments made after September 9, 2022 and on or prior to September 9, 2023, 1% for such prepayments made after September 9, 2023 and on or prior to September 9, 2024, and no premium on such prepayments thereafter.

The Company’s aggregate scheduled maturities of the Term Loan Facility and ABL Facility as of January 27, 2023 are as follows:

Scheduled maturities

(in thousands)
2023	$13,750
2024	13,750
2025	316,563
2026	—
2027	—
Total	$344,063

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

As of January 27, 2023, the Company was in compliance with all covenants related to the Debt Facilities.

Events of Default

The Debt Facilities include customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross default to certain other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, material judgments and change of control.
NOTE 4. LEASES

The following table summarizes the Company’s components of lease expense, primarily related to Company Operated stores, which is included in Selling and administrative expense in the Consolidated Statements of Operations:

(in thousands)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Operating lease expense	$7,466	$8,273	$8,516
Variable lease expense	2,714	2,312	2,303
Ending balance	$10,180	$10,585	$10,819

Short-term lease cost was not material for Fiscal 2022 or Fiscal 2021.

Supplemental balance sheet information related to operating leases are as follows:

(in thousands)	Fiscal 2022	Fiscal 2021
Operating lease right-of-use asset	$30,325	$31,492
Lease liability – current	5,414	5,617
Lease liability – long-term	31,095	32,731
Weighted average remaining lease term in years	6.6	6.8
Weighted average discount rate	6.36%	6.55%

Supplemental cash flow information related to operating leases are as follows:

(in thousands)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Operating cash outflows from operating leases	$9,154	$10,509	$8,710
Operating lease right-of-use-assets obtained in exchange for lease liabilities	4,440	1,409	3,406

Maturities of operating lease liabilities as of January 27, 2023 are as follows:

(in thousands)
2023	$7,516
2024	6,815
2025	6,400
2026	6,343
2027	6,377
Thereafter	11,850
Total operating lease payments	$45,301
Less imputed interest	8,792
Present value of lease liabilities	$36,509

NOTE 5. STOCK-BASED COMPENSATION

The Company expenses the fair value of all stock awards over their requisite service period, ensuring that the amount of cumulative stock-based compensation expense recognized at any date is at least equal to the portion of the grant-date fair value of the award that is vested at that date. The Company has elected to adjust stock-based compensation expense for an estimated forfeiture rate for those shares not expected to vest and to recognize stock-based compensation expense on a straight-line basis for awards that only have a service requirement with multiple vest dates.

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
iii.
Option Awards provide the recipient with the option to purchase a set number of shares at a stated exercise price over the term of the contract, which is ten years for all Option Awards currently outstanding. Options are granted with a strike price equal to the stock price on the date of grant and vest over the requisite service period of the award. The fair value of each Option Award is estimated on the grant date using the Black-Scholes option pricing model.

The following table summarizes the Company’s stock-based compensation expense, which is included in Selling and administrative expense in the Consolidated Statements of Operations:

(in thousands)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Deferred Awards	$5,744	$5,683	$5,752
Performance Awards (1)	(2,090)	4,370	2,701
Option Awards	99	103	748
Total stock-based compensation expense	$3,753	$10,156	$9,201

(1)
Net credit expense for Fiscal 2022 includes a reduction of the accrual for Performance Awards based on actual and projected results relative to performance measures.

Deferred Awards

The following table summarizes of the Deferred Awards activity for Fiscal 2022 and Fiscal 2021:

	Fiscal Year Ended
	January 27, 2023		January 28, 2022
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Deferred Awards at beginning of year	913	$14.60	1,093	$10.86
Granted	503	18.09	247	29.90
Vested	(398)	14.14	(401)	13.89
Forfeited	(112)	16.94	(26)	13.46
Unvested Deferred Awards at end of year	906	$16.46	913	$14.60

Total unrecognized stock-based compensation expense related to unvested Deferred Awards was approximately $8.1 million as of January 27, 2023, which is expected to be recognized ratably over a weighted average period of 1.9 years. Deferred Awards granted to employees during Fiscal 2022 vest ratably over a period of three years. The total fair value of Deferred Awards vested during Fiscal 2022 was $5.6 million.

Performance Awards

The following table provides a summary of the Performance Awards activity for Fiscal 2022 and Fiscal 2021:

	Fiscal Year Ended
	January 27, 2023		January 28, 2022
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Performance Awards at beginning of year	436	$21.15	393	$18.32
Granted	248	20.65	166	29.95
Change in estimate - performance	—	—	42	15.73
Vested	(270)	15.73	(165)	21.90
Forfeited	(59)	24.39	—	—
Unvested Performance Awards at end of year	355	$24.39	436	$21.15

There was no unrecognized stock-based compensation expense related to unvested Performance Awards as of January 27, 2023 based on actual and projected results relative to performance measures. Performance Awards granted to employees during Fiscal 2022 and Fiscal 2021 vest, if earned, after completion of the applicable three-year performance period. The total fair value of Performance Awards vested during Fiscal 2022 was $4.2 million.

Options Awards

The following table provides a summary of the changes in outstanding Options Awards for Fiscal 2022. There was no Option Awards activity during Fiscal 2021:

	Fiscal Year Ended
	January 27, 2023
	Option Awards	Weighted Average Exercise Price per Share
(in thousands, except per share amounts)
Option Awards outstanding at beginning of year	343	$18.66
Granted	168	10.81
Exercised	—	—
Forfeited	—	—
Option Awards outstanding at end of year	511	$16.08

The following table provides a summary of information about the Option Awards vested and expected to vest during the contractual term, as well as Option Awards exercisable as of January 27, 2023:

	Option Awards	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
(in thousands, except per share and contractual life amounts)
Option Awards vested and expected to vest	511	6.0	$16.08	—
Option Awards exercisable	343	4.1	$18.66	—

Total unrecognized stock-based compensation expense related to Option Awards was approximately $1.2 million as of January 27, 2023, which is expected to be recognized over a weighted average period of 2.8 years.

The grant date fair value of the Option Award granted during Fiscal 2022 was estimated at the grant date using the Black Scholes option pricing model with the following assumptions:

Risk-free interest rate (1)	4.2%
Expected dividend yield	0.0%
Expected volatility (2)	75.5%
Expected term (in years) (3)	6.0
Grant date fair value per share	$7.44

(1)
The Risk-free interest rate is based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected term of the stock option award.
(2)
The Expected volatility is estimated based on the historical volatility of the Company’s common stock with a term consistent with the expected term of the stock option award.
(3)
The Expected term (in years) of the stock option award represents the estimated period of time until exercise and is calculated using the simplified method. The simplified method was used to calculate the Expected term (in years) as the Company does not have sufficient historical experience exercise data to provide a reasonable basis upon which to estimate the expected term of the Option Award.

NOTE 6. STOCKHOLDERS’ EQUITY

Share Repurchase Program

On June 28, 2022, the Company announced that its Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock through February 2, 2024 (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company may repurchase its common stock through open market purchases, in privately negotiated transactions, or by other means in accordance with federal securities laws, including Rule 10b-18 of the Exchange Act. The amount and timing of purchases will be determined by the Company’s management depending upon market conditions and other factors and may be made pursuant to a Rule 10b5-1 trading plan. The Share Repurchase Program may be suspended or discontinued at any time. As of January 27, 2023, additional purchases of up to $41.6 million could be made under the Share Repurchase Program.

The following table summarizes the Company’s share repurchases through January 27, 2023:

(Shares and $ in thousands except average per share cost)	January 27, 2023	January 28, 2022
Number of shares repurchased	796	—
Total cost	$8,447	$—
Average per share cost	$10.61	$—

The Company retired all shares that were repurchased through the Share Repurchase Program through January 27, 2023. In accordance with the FASB ASC 505—Equity, the par value of the shares retired was charged against Common stock and the remaining purchase price was allocated between Additional paid-in capital and Retained earnings. The portion charged against Additional paid-in capital is determined based on the Additional paid-in capital per share amount recorded in the initial issuance of the shares with the remaining to Retained earnings. Shares repurchased at a price less than that of initial issuance is charged only against Additional paid-in capital. In addition, the total cost of the broker commissions is charged directly to Retained earnings. For all shares retired during the 52 weeks ended January 27, 2023, $7.7 million was charged to Retained earnings.

NOTE 7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	January 27, 2023	January 28, 2022
Deferred gift card revenue	$33,029	$33,070
Reserve for sales returns and allowances	25,030	23,421
Accrued employee compensation and benefits	18,125	58,833
Deferred revenue	7,484	8,560
Accrued property, sales and other taxes	9,780	11,999
Accrued interest	4,456	2,366
Other	8,852	8,014
Total accrued expenses and other current liabilities	$106,756	$146,263

NOTE 8. LANDS’ END JAPAN CLOSURE

In July 2022, the Board of Directors approved a plan to cease operations of Lands’ End Japan KK, a subsidiary of Lands’ End, Inc. (“Lands’ End Japan”) by the end of Fiscal 2022. Lands’ End Japan comprises the Japan eCommerce operating segment. For a discussion of this operating segment, see Note 14, Segment Reporting. The closing and subsequent disposal of the assets does not represent a strategic shift with a major effect on the consolidated financial condition. Accordingly, the closing of Lands’ End Japan was not presented in the Consolidated Financial Statements as discontinued operations.

In August 2022, the Company notified all employees of the closure and commenced closing activities. Liquidation sales commenced in the month of September 2022 through the end of Fiscal 2022. The dissolution of Lands’ End Japan was authorized and approved on January 31, 2023. The Company recorded one-time closing costs for employee severance and benefit costs, early termination and restoration costs of lease facilities and contract cancellation and other costs.

The following table summarizes the one-time closing costs of Lands’ End Japan recognized in Other operating expense, net in the Consolidated Statement of Operations for the 52 weeks ended January 27, 2023.

(in thousands)	January 27, 2023
Employee severance and benefit costs (1)	$1,795
Early termination and restoration costs of leased facilities	744
Contract cancellation and other costs	448
Total one-time closing costs	$2,987

(1)
Employee severance and benefit costs are approximately $1.0 million lower than actual payments due to the reversal of a previously recorded compensation-related accrual.

The following table summarizes the accrued closing cost activity related to Lands’ End Japan included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets:

(in thousands)	Employee Severance and Benefit Costs	Leased Facilities Costs	Other Closing Costs	Total
Balance as of July 29, 2022	$—	$—	$—	$—
Estimated costs payable in cash	2,812	749	347	3,908
Cash payments	(2,076)	(381)	(379)	(2,836)
Foreign currency translation	331	104	49	484
Balance as of January 27, 2023	$1,067	$472	$17	$1,556

NOTE 9. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

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

Restricted cash is reflected on the Consolidated Balance Sheets at fair value. The fair value of Restricted cash was $1.8 million as of both January 27, 2023 and January 28, 2022 , based on Level 1 inputs. Restricted cash amounts are valued based upon statements received from financial institutions.

Carrying values and fair values of other financial instruments in the Consolidated Balance Sheets are as follows:

	January 27, 2023		January 28, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$244,063	$241,728	$257,813	$256,439

Long-term debt, net is reflected in the Consolidated Balance Sheets at amortized cost. The fair value of debt was determined by management utilizing Level 3 valuation techniques as of January 27, 2023 and January 28, 2022. There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis as of January 27, 2023 and January 28, 2022.

NOTE 10. GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSET

The Company’s intangible assets, consisting of a goodwill and trade name, were originally valued in connection with a business combination accounted for under the purchase accounting method. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired.

The following table summarizes the Company’s goodwill and indefinite-lived intangible asset:

(in thousands)	January 27, 2023	January 28, 2022
Goodwill balance	$106,700	$106,700
Trade name balance	$257,000	$257,000

ASC 350, Intangibles - Goodwill and Other, requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that the carrying amount may not be recoverable. During First Quarter 2020, in response to the COVID pandemic, the Company recorded goodwill impairment of $3.3 million allocated to the Japan eCommerce reporting unit, which is recorded in Other operating expense, net in the Consolidated Statements of Operations. The Company completed its annual impairment test for all reporting units in Fiscal 2022, Fiscal 2021 and Fiscal 2020 and no further impairment charges were recorded. As of January 27, 2023, the total $106.7 million of goodwill recorded relates to the Company’s U.S. eCommerce and Outfitters reporting units, in the amount of $70.4 million and $36.3 million, respectively.

In Fiscal 2022, Fiscal 2021 and Fiscal 2020, the Company conducted the annual impairment testing of its indefinite-lived intangible asset. There was no impairment of the trade name during any period presented.

NOTE 11. INCOME TAXES

The Company’s income (loss) before income taxes in the United States and in foreign jurisdictions is as follows:

(in thousands)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Income (loss) before income taxes
United States	$4,646	$52,963	$173
Foreign	(19,325)	(6,994)	12,419
Total (loss) income before income taxes	$(14,679)	$45,969	$12,592

Certain foreign operations are branches of Lands’ End and are subject to U.S. as well as foreign income tax. The pretax income (loss) by location and the analysis of the income tax provision by taxing jurisdiction are not directly related.

The components of the provision for (benefit from) income taxes are as follows:

(in thousands)	Fiscal 2022	Fiscal 2021	Fiscal 2020
United States	$(3,258)	$12,215	$725
Foreign	1,109	385	1,031
Total (benefit) provision	$(2,149)	$12,600	$1,756

(in thousands)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Current:
Federal	$(3,928)	$11,370	$8,334
State	(273)	1,627	3,675
Foreign	1,125	385	517
Total current	(3,076)	13,382	12,526
Deferred:
Federal	682	(1,426)	(8,413)
State	261	644	(2,871)
Foreign	(16)	—	514
Total deferred	927	(782)	(10,770)
Total (benefit) provision	$(2,149)	$12,600	$1,756

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Tax at statutory federal tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	0.1%	3.9%	5.0%
Foreign differential	27.2%	(5.2)%	2.7%
Permanent differences	(3.4)%	1.9%	16.8%
CARES Act	—%	—%	(24.6)%
Uncertain tax benefits	1.1%	1.1%	(1.6)%
Change in foreign valuation allowance	(32.4)%	4.9%	(3.8)%
Foreign branches	—%	—%	—%
Other, net	1.0%	(0.2)%	(1.6)%
Total	14.6%	27.4%	13.9%

Deferred tax assets and liabilities consisted of the following:

(in thousands)	January 27, 2023	January 28, 2022	January 29, 2021
Deferred tax assets
Deferred revenue	$5,946	$6,528	$4,882
Legal accruals	2,053	2,461	3,551
Deferred compensation	10,246	18,328	16,147
Deferred interest	10,011	—	—
Reserve for returns	2,938	2,958	3,072
Inventory	4,303	3,730	6,390
CTA investment in foreign subsidiaries	4,525	3,361	2,987
Operating lease liabilities	8,112	8,677	9,677
Other	1,980	2,402	2,668
Net operating loss carryforward	11,057	5,211	3,093
Total deferred tax assets	61,171	53,656	52,467
Less valuation allowance	(11,207)	(6,009)	(3,896)
Net deferred tax assets	$49,964	$47,647	$48,571

Deferred tax liabilities
Intangible assets	$61,715	$62,295	$62,372
LIFO reserve	21,263	18,118	15,191
Property and equipment	4,461	4,396	8,660
Operating lease right-of-use assets	6,670	7,089	7,882
Catalog advertising	1,808	1,940	1,812
Total deferred tax liabilities	95,917	93,838	95,917
Net deferred tax liability	$45,953	$46,191	$47,346

As of January 27, 2023, the Company had $37.2 million of state net operating loss (“NOL”) carryforwards (generating a $1.8 million deferred tax asset) available to offset future taxable income. The state NOL carryforwards generally expire between 2024 and 2042 with certain state NOLs generated after 2017 having indefinite carryforward. The Company’s foreign subsidiaries had $31.8 million of NOL carryforwards (generating a $9.3 million deferred tax asset) available to offset future taxable income. These foreign NOLs can be carried forward indefinitely, however, a valuation allowance was established since the future utilization of these NOLs is uncertain.

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits (“UTBs”) is as follows:

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Gross UTBs balance at beginning of period	$1,477	$1,012	$1,202
Tax positions related to the prior periods - gross (decreases) increases	(180)	539	(190)
Settlements	—	(74)	—
Gross UTBs balance at end of period	$1,297	$1,477	$1,012

As of January 27, 2023, the Company had gross UTBs of $1.3 million. Of this amount, $1.2 million would, if recognized, impact its effective tax rate. The Company does not expect that UTBs will fluctuate significantly in the next 12 months for tax audit settlements and the expiration of the statute of limitations for certain jurisdictions. Tax years 2018 through 2022 remain open for examination by the Internal Revenue Service as well as various state and foreign jurisdictions.

The Company classifies interest expense and penalties related to UTBs and interest income on tax overpayments as components of income tax expense. As of January 27, 2023, the total amount of interest expense and penalties recognized on the balance sheet was $0.6 million ($0.5 million net of federal benefit). As of January 28, 2022, the total amount of accrued interest and penalties recognized on the balance sheet was $0.6 million ($0.5 million net of federal benefit). The total amount of net interest expense recognized in the Consolidated Statements of Operations was insignificant for all periods presented. The Company files income tax returns in both the United States and various foreign jurisdictions.

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

On July 8, 2022, the Court issued an Opinion and Order in the Consolidated Wisconsin Action (the “July 8 Opinion”), ruling in the Company’s favor on several additional pending motions. The Court granted the Company’s motion to exclude Plaintiffs’ expert opinions because the opinions were not based on reliably applied and scientifically valid methods. Accordingly, because Plaintiffs failed to submit evidence sufficient to show that the uniforms were defective or that a defect in the uniforms caused Plaintiffs’ alleged health problems, the Court granted the Company’s motion for summary judgement on Plaintiffs’ personal injury claims.

After giving effect to the July 8 Opinion, the remaining claims under the Consolidated Wisconsin Action related to claims for property damage and breach of warranty. Following these rulings and an order of the court dated December 1, 2022, 277 named Plaintiffs remain in the case who claim they have suffered personal property damage as a result of dye transferring to personal items, with aggregate claims of approximately $110,000 in damages. The Court has set a deadline for the parties to voluntarily resolve the outstanding claims. Lands’ End continues to vigorously defend these lawsuits and believes they are without merit.

NOTE 13. RELATED PARTY AGREEMENTS AND TRANSACTIONS

At the time Sears Holdings Corporation and its consolidated subsidiaries (“Sears Holdings”) distributed 100% of the outstanding common stock of Lands’ End to its stockholders on April 4, 2014 (“Separation”), ESL Investments, Inc. (“ESL”) beneficially owned significant portions of both the Company’s and Sears Holdings’ outstanding shares of common stock and therefore, Sears Holdings, the Company’s former parent company, was considered a related party.

On February 11, 2019, Transform Holdco LLC, an affiliate of ESL, acquired from Sears Holdings substantially all of the go-forward retail footprint and other assets and component businesses of Sears Holdings as a going concern. The Company believes that ESL holds a significant portion of the membership interests of Transform Holdco and therefore considers that entity to be a related party as well.

In connection with and subsequent to the Separation, the Company entered into various agreements with Sears Holdings which, among other things, (i) governed specified aspects of the Company’s relationship following the Separation, especially with regards to the Lands’ End Shops at Sears, and (ii) established terms pursuant to which subsidiaries of Sears Holdings provided services to the Company. Some of these agreements were assumed by and assigned to Transform Holdco. None of these agreements remain in effect or are material to the Company.

Sourcing

The Company contracted with a subsidiary of Sears Holdings, which became a subsidiary of Transform Holdco, to provide agreed upon buying agency services, on a non-exclusive basis, in foreign territories from where the Company purchases merchandise. These sourcing services, primarily based upon quantities purchased, included quality-control functions, regulatory compliance, product claims management and new vendor selection and setup assistance. The Company’s contract for these services expired on June 30, 2020. There was no expense from these sourcing services in Fiscal 2022 or Fiscal 2021 and $2.2 million in Fiscal 2020. These amounts were capitalized into inventory and expensed through cost of goods sold over the course of inventory turns and included in Cost of sales in the Consolidated Statements of Operations.

NOTE 14. SEGMENT REPORTING

During Fiscal 2022, the Company’s operating segments consisted of U.S. eCommerce, Europe eCommerce, Japan eCommerce (see Note 8, Lands’ End Japan Closure), Outfitters, Third Party and Retail. The Company determined that each of the operating segments have similar economic and other qualitative characteristics, thus the results of the operating segments are aggregated into one external reportable segment.

Landsʼ End identifies five separate distribution channels for revenue reporting purposes:

•
U.S. eCommerce offers products through the Company’s eCommerce website.
•
International offers products primarily to consumers located in Europe and Japan through eCommerce international websites and third-party affiliates. See Note 8, Landsʼ End Japan Closure.
•
Outfitters sells uniform and logo apparel to businesses and their employees, as well as to student households through school relationships, located primarily in the U.S.
•
Third Party sells the same products as U.S. eCommerce direct to consumers through third-party marketplace websites and through domestic wholesale customers.
•
Retail sells products through Company Operated stores.

Net revenue is presented by distribution channel in the following table:

(in thousands)	Fiscal 2022	% of Net Revenue	Fiscal 2021	% of Net Revenue	Fiscal 2020	% of Net Revenue
U.S. eCommerce	$955,752	61.4%	$1,027,138	62.8%	$961,911	67.4%
International	166,627	10.7%	220,997	13.5%	222,878	15.6%
Outfitters	265,898	17.1%	254,191	15.5%	174,260	12.2%
Third Party	118,996	7.7%	86,517	5.3%	39,945	2.8%
Retail	48,156	3.1%	47,781	2.9%	28,454	2.0%
Total Net revenue	$1,555,429		$1,636,624		$1,427,448

The geographical allocation of Net revenue is based upon where the product is shipped. The following presents summarized geographical information:

(in thousands)	Fiscal 2022	% of Net Revenue	Fiscal 2021	% of Net Revenue	Fiscal 2020	% of Net Revenue
United States	$1,368,518	88.0%	$1,393,402	85.1%	$1,191,346	83.4%
Europe	135,878	8.7%	179,302	11.0%	175,011	12.3%
Asia	33,451	2.2%	44,383	2.7%	49,725	3.5%
Other	17,582	1.1%	19,537	1.2%	11,366	0.8%
Total Net revenue	$1,555,429		$1,636,624		$1,427,448

Other than the United States and Europe, no geographic region represented more than 10% of Net revenue.

Property and equipment, net by geographical location are as follows:

(in thousands)	Fiscal 2022	Fiscal 2021	Fiscal 2020
United States	$120,311	$121,259	$136,038
Europe	7,051	7,879	8,267
Asia	276	653	983
Total long-lived assets	$127,638	$129,791	$145,288

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

Based on their evaluation, the Chief Executive Officer and the Interim Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15-d-15(e) under the Securities Exchange Act of 1934, as amended) are effective as of January 27, 2023.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and the Interim Chief Financial Officer to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected on a timely basis.

Management, including our Chief Executive Officer and our Interim Chief Financial Officer conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation our management concluded that our internal control over financial reporting was effective as of January 27, 2023.

Item 9A includes the audit report of BDO USA, LLP on the Company’s internal control over financial reporting as of January 27, 2023.

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies including our Company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. There have not been any changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended January 27, 2023 that have materially impacted, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Lands’ End, Inc.

Dodgeville, Wisconsin

Opinion on Internal Control over Financial Reporting

We have audited Lands’ End, Inc.’s (the “Company’s”) internal control over financial reporting as of January 27, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 27, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet as of January 27, 2023, the related consolidated statements of operations, comprehensive operations, changes in stockholders’ equity, and cash flows for the year ended January 27, 2023, and the related notes, and our report dated April 10, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ BDO USA, LLP

Madison, Wisconsin

April 10, 2023

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 10 with respect to directors, the audit committee, audit committee financial experts and Section 16(a) beneficial ownership reporting compliance is included under the headings “Item 1. Election of Directors - Committees of the Board,” “Corporate Governance - Director Independence” and in the biographies of the directors contained in “Item 1. Election of Directors,” in our definitive proxy statement for our annual meeting of stockholders to be held on June 13, 2023 (the “2023 Proxy Statement”) which are incorporated herein by reference. With regard to the information required by this item regarding compliance with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in our 2023 Proxy Statement under the heading “Other Information - Delinquent Section 16(a) Reports”, and such disclosure, if any, is incorporated herein by reference. The 2023 Proxy Statement will be filed within 120 days after the end of our fiscal year.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth in our 2023 Proxy Statement under Item 1. Election of Directors (i) under the heading “Compensation of Directors,” and (ii) under the heading “Executive Compensation,” under the subheadings “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2022 Fiscal Year End,” “Option Exercises and Stock Vested,” “Employment Arrangements,” “Potential Payments upon Termination of Employment,” and “CEO Pay Ratio” and is incorporated herein by reference. The material incorporated herein by reference to the information set forth under the heading “Executive Compensation - Compensation Committee Report” of the 2023 Proxy Statement shall be deemed furnished, and not filed, in this Annual Report on Form 10-K and shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, as a result of this furnishing except to the extent that it is specifically incorporated by reference by the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading “Item 1. Election of Directors - Beneficial Ownership of the Company’s Common Stock” of the 2023 Proxy Statement.

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company’s equity compensation plans as of January 27, 2023:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	Weighted- average exercise price of outstanding options, warrants and rights*	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))** (in thousands)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,194	22.00	1,056
Equity compensation plans not approved by security holders***	578	15.45	—
Total	1,772	16.08	1,056

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

*** In connection with commencing employment, our current CEO was granted options on November 1, 2022 to purchase 168,081 shares of the Company’s common stock all of which were unvested, and 115,633 restricted stock units all of which were unvested as of January 27, 2023. Our former CEO was granted options on March 6, 2017 to purchase 294,118 shares of the Company’s common stock all of which were outstanding and exercisable as of January 27, 2023. These awards were made as inducement grants outside of our stockholder approved stock plans in accordance with Nasdaq Listing Rule 5635(c)(4).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the material under the headings “Certain Relationships and Transactions” and “Corporate Governance” of the 2023 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accountant fees and services is incorporated herein by reference to the material under the heading “Item 4. Ratification of Appointment of Independent Registered Public Accounting Firm - Independent Registered Public Accounting Firm Fees” of the 2023 Proxy Statement.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

The following information required under this item is filed as part of this report:

1.
Financial Statements

See the listing of Financial Statements included as a part of this Form 10-K in Item 8 of Part II on page 41 of this report.

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

*10.5	Form of Time-Based Restricted Stock Unit Agreement.**

*10.6	Form of Performance-Based Restricted Stock Unit Agreement.**

*10.7	Form of Nonqualified Stock Option Agreement.**

10.8

Lands’ End, Inc. Annual Incentive Plan (As Amended and Restated) (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).**

10.9

Lands’ End, Inc. Long-Term Incentive Program (As Amended and Restated) (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).**

10.10

Lands’ End, Inc. Cash Long-Term Incentive Plan (As Amended and Restated) (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).**

10.11

Letter from Lands’ End, Inc. to Andrew J. McLean relating to employment, dated September 6, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2022 (File No. 001-09769)).**

10.12

Executive Severance Agreement by and between Lands’ End, Inc. and Andrew J. McLean, dated September 6, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 22, 2022 (File No. 001-09769)).**

10.13

Sign-On Nonqualified Stock Option Agreement dated November 1, 2022, by and between Lands’ End, Inc. and Andrew J. McLean (incorporated by reference to Exhibit 99.2 to the Form S-8 filed by Lands’ End, Inc. on November 4, 2022 (File No. 333-268170)).**

10.14

Sign-On Restricted Stock Unit Agreement dated November 1, 2022, by and between Lands’ End, Inc. and Andrew J. McLean (incorporated by reference to Exhibit 99.3 to the Form S-8 filed by Lands’ End, Inc. on November 4, 2022 (File No. 333-268170)).**

10.15

Letter from Lands’ End, Inc. to Jerome S. Griffith relating to employment, dated December 19, 2016 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2017 (File No. 001-09769)).**

10.16

Executive Severance Agreement by and between Lands’ End, Inc. and Jerome S. Griffith, dated December 19, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2021 (File No. 001-09769)).**

10.17

Sign-on Restricted Stock Unit Agreement dated March 6, 2017 between Lands’ End, Inc. and Jerome S. Griffith (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2017 (File No. 001-09769)).**

10.18

Sign-on Nonqualified Stock Option Agreement dated March 6, 2017 between Lands’ End, Inc. and Jerome S. Griffith (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2017 (File No. 001-09769)).**

10.19

Letter from Lands’ End, Inc. to Jerome S. Griffith relating to employment, dated September 9, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 22, 2022 (File No. 001-09769)).**

10.20

Letter from Lands’ End, Inc. to James Gooch relating to employment, dated January 26, 2016 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2016 (File No. 001-09769)).**

10.21

Letter from Lands’ End, Inc. to James Gooch relating to employment, dated December 20, 2016 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2017 (File No. 001-09769)).**

10.22

Letter from Lands’ End, Inc. to James Gooch relating to employment, dated March 29, 2017 (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2017 (File No. 001-09769)).**

10.23

Amended and Restated Executive Severance Agreement by and between Lands’ End, Inc. and James Gooch, dated July 2, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2021 (File No. 001-09769)).**

*10.24	Letter from Lands’ End, Inc. to James Gooch relating to employment, dated January 4, 2023.**

10.25

Letter from Lands’ End, Inc. to Peter L. Gray relating to employment, dated April 21, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 28, 2017 (File No. 001-09769)).**

10.26

Executive Severance Agreement by and between Lands’ End, Inc. and Peter L. Gray, dated April 21, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2021 (File No. 001-09769)).**

*10.27	Letter from Lands’ End, Inc. to Peter L. Gray relating to employment, dated January 16, 2023.**

10.28

Letter from Lands’ End, Inc. to Chieh Tsai relating to employment, dated January 3, 2019 (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2019 (File No. 001-09769)).**

10.29

Executive Severance Agreement dated January 7, 2019 between Lands’ End, Inc. and its affiliates and subsidiaries and Chieh Tsai (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2019 (File No. 001-09769)).**

10.30

Letter from Lands’ End, Inc. to Sarah Rasmusen relating to employment, dated October 16, 2017 (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2021 (File No. 001-09769)).**

10.31

Letter from Lands’ End, Inc. to Sarah Rasmusen relating to employment, dated September 4, 2019 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2021 (File No. 001-09769)).**

10.32

Executive Severance Agreement dated October 16, 2017 between Lands’ End, Inc. and Sarah Rasmusen (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2021 (File No. 001-9769)).**

*10.33	Letter from Lands’ End, Inc. to Bernard McCracken relating to employment, dated January 16, 2023.**

*10.34	Executive Severance Agreement dated June 17, 2014, between Lands’ End, Inc. and Bernard McCracken.**

*21	Subsidiaries of Lands’ End, Inc.

*23.1	Consent of BDO USA, LLP.

*23.2	Consent of Deloitte & Touche LLP.

*31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Interim Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

***32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

*	Filed herewith.
**	A management contract or compensatory plan or arrangement.
***	Furnished herewith.

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

LANDS’ END, INC. (Registrant)
By:	/s/ Bernard McCracken
Name:	Bernard McCracken
Title:	Interim Chief Financial Officer Vice President, Controller and Chief Accounting Officer
Date:	April 10, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:		Date:
/s/ Andrew J. McLean	Director and Chief Executive Officer (Principal Executive Officer)	April 10, 2023
Andrew J. McLean

/s/ Bernard McCracken	Interim Chief Financial Officer Vice President, Controller and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	April 10, 2023
Bernard McCracken

/s/ Josephine Linden	Chair of the Board of Directors	April 10, 2023
Josephine Linden

/s/ Robert Galvin	Director	April 10, 2023
Robert Galvin

/s/ Jerome Griffith	Director	April 10, 2023
Jerome Griffith

/s/ Elizabeth Leykum	Director	April 10, 2023
Elizabeth Leykum

/s/ John T. McClain	Director	April 10, 2023
John T. McClain

/s/ Maureen Mullen Murphy	Director	April 10, 2023
Maureen Mullen Murphy

/s/ Jignesh Patel	Director	April 10, 2023
Jignesh Patel

/s/ Jonah Staw	Director	April 10, 2023
Jonah Staw