Form 10-Q
period 2023-04-28
LANDS' END, INC.
filed 2023-06-01
CIK 799288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 28, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 26, 2023, the registrant had 32,086,612 shares of common stock, $0.01 par value, outstanding.

LANDS’ END, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED APRIL 28, 2023

Signatures	30

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDS’ END, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	13 Weeks Ended
(in thousands, except per share data)	April 28, 2023	April 29, 2022
Net revenue	$309,558	$303,665
Cost of sales (excluding depreciation and amortization)	171,621	174,490
Gross profit	137,937	129,175

Selling and administrative	118,514	115,693
Depreciation and amortization	9,301	9,584
Other operating expense, net	202	—
Operating income	9,920	3,898
Interest expense	12,283	8,169
Other income, net	(187)	(161)
Loss before income taxes	(2,176)	(4,110)
Income tax benefit	(524)	(1,739)
NET LOSS	$(1,652)	$(2,371)
NET LOSS PER COMMON SHARE
Basic:	$(0.05)	$(0.07)
Diluted:	$(0.05)	$(0.07)

Basic weighted average common shares outstanding	32,443	33,163
Diluted weighted average common shares outstanding	32,443	33,163

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Comprehensive Operations

(Unaudited)

	13 Weeks Ended
(in thousands)	April 28, 2023	April 29, 2022
NET LOSS	$(1,652)	$(2,371)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	81	(3,094)
COMPREHENSIVE LOSS	$(1,571)	$(5,465)

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	April 28, 2023	April 29, 2022	January 27, 2023
ASSETS
Current assets
Cash and cash equivalents	$7,332	$22,027	$39,557
Restricted cash	2,149	2,145	1,834
Accounts receivable, net	38,759	52,134	44,928
Inventories, net	376,062	436,859	425,513
Prepaid expenses and other current assets	45,743	39,197	44,894
Total current assets	470,045	552,362	556,726
Property and equipment, net	126,397	127,430	127,638
Operating lease right-of-use asset	31,878	33,332	30,325
Goodwill	106,700	106,700	106,700
Intangible asset	257,000	257,000	257,000
Other assets	3,174	4,740	3,759
TOTAL ASSETS	$995,194	$1,081,564	$1,082,148
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$13,750	$13,750	$13,750
Accounts payable	110,097	130,955	171,557
Lease liability – current	5,533	5,557	5,414
Accrued expenses and other current liabilities	88,216	90,777	106,756
Total current liabilities	217,596	241,039	297,477
Long-term borrowings under ABL Facility	100,000	125,000	100,000
Long-term debt, net	220,786	231,703	223,506
Lease liability – long-term	32,335	34,855	31,095
Deferred tax liabilities	45,863	45,612	45,953
Other liabilities	3,330	4,950	3,365
TOTAL LIABILITIES	619,910	683,159	701,396
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 authorized: 480,000 shares; issued and outstanding: 32,460, 33,413 and 32,626, respectively	325	334	326
Additional paid-in capital	362,285	371,583	366,181
Retained earnings	29,615	42,224	31,267
Accumulated other comprehensive loss	(16,941)	(15,736)	(17,022)
TOTAL STOCKHOLDERS’ EQUITY	375,284	398,405	380,752
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$995,194	$1,081,564	$1,082,148

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	13 Weeks Ended
(in thousands)	April 28, 2023	April 29, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,652)	$(2,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,301	9,584
Amortization of debt issuance costs	815	765
Loss on disposal of property and equipment	123	—
Stock-based compensation	1,083	1,484
Deferred income taxes	(112)	244
Other	(193)	(232)
Change in operating assets and liabilities:
Accounts receivable, net	6,244	(2,824)
Inventories, net	49,604	(56,320)
Accounts payable	(57,050)	(15,331)
Other operating assets	(335)	(2,862)
Other operating liabilities	(18,583)	(54,547)
Net cash used in operating activities	(10,755)	(122,410)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(12,384)	(6,965)
Net cash used in investing activities	(12,384)	(6,965)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under ABL Facility	83,000	126,000
Payments of borrowings under ABL Facility	(83,000)	(1,000)
Payments on term loan	(3,438)	(3,438)
Payments for taxes related to net share settlement of equity awards	(1,199)	(4,310)
Purchases and retirement of common stock	(3,781)	—
Net cash (used in) provided by financing activities	(8,418)	117,252
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(353)	160
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(31,910)	(11,963)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	41,391	36,135
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$9,481	$24,172
SUPPLEMENTAL CASH FLOW DATA
Unpaid liability to acquire property and equipment	$5,738	$3,433
Income taxes paid, net of refunds	$1,315	$16
Interest paid	$13,164	$7,127
Operating lease right-of-use-assets obtained in exchange for lease liabilities	$2,539	$3,722

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock Issued		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
(in thousands)	Shares	Amount	Capital	Earnings	(Loss)	Equity
Balance at January 27, 2023	32,626	$326	$366,181	$31,267	$(17,022)	$380,752
Net loss	—	—	—	(1,652)	—	(1,652)
Cumulative translation adjustment, net of tax	—	—	—	—	81	81
Stock-based compensation expense	—	—	1,083	—	—	1,083
Vesting of restricted shares	408	3	(3)	—	—	—
Common stock withheld related to net share settlement of equity awards	(144)	—	(1,199)	—	—	(1,199)
Purchases and retirement of common stock	(430)	(4)	(3,777)	—		(3,781)
Balance at April 28, 2023	32,460	$325	$362,285	$29,615	$(16,941)	$375,284

	Common Stock Issued		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
(in thousands)	Shares	Amount	Capital	Earnings	(Loss)	Equity
Balance at January 28, 2022	32,985	$330	$374,413	$44,595	$(12,642)	$406,696
Net loss	—	—	—	(2,371)	—	(2,371)
Cumulative translation adjustment, net of tax	—	—	—	—	(3,094)	(3,094)
Stock-based compensation expense	—	—	1,484	—	—	1,484
Vesting of restricted shares	660	4	(4)	—	—	—
Common stock withheld related to net share settlement of equity awards	(232)	—	(4,310)	—	—	(4,310)
Balance at April 29, 2022	33,413	$334	$371,583	$42,224	$(15,736)	$398,405

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BACKGROUND AND BASIS OF PRESENTATION

Description of Business

Lands’ End, Inc. (“Lands’ End” or the “Company”) is a leading digital retailer of casual clothing, swimwear, outerwear, accessories, footwear, home products and uniform solutions. Lands’ End offers products online at www.landsend.com, through Company Operated stores and through third-party distribution channels. Lands’ End is a classic American lifestyle brand with a passion for quality, legendary service and real value and seeks to deliver timeless style for women, men, kids and the home. Lands’ End also offers products to businesses and schools, for their employees and students, through the Outfitters distribution channel. References to www.landsend.com do not constitute incorporation by reference of the information at www.landsend.com, and such information is not part of this Quarterly Report on Form 10-Q or any other filings with the SEC, unless otherwise explicitly stated.

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
SOFR – Secured Overnight Funding Rate

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all material adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. Dollar amounts are reported in thousands, except per share data, unless otherwise noted. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Lands’ End Annual Report on Form 10-K filed with the SEC on April 10, 2023.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2020, the FASB issued ASU 2020-04, Reference Reform Rate (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) to provide temporary optional expedients and exceptions to the contract modifications, hedge relationships and other transactions affected by reference rate reform if certain criteria are met. This ASU, which was effective upon issuance and modified by ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of Sunset Date of Topic 848, may be applied through December 31, 2024, is applicable to all contracts and hedging relationships that reference the London Interbank Offered Rate or any other reference rate expected to be discontinued. The guidance in ASU 2020-04 may be implemented over time as reference rate reform activities occur. The Company is currently evaluating the potential effects of this ASU, however, does not expect reference rate reform to have a material effect on its consolidated financial statements as the Company’s current Debt Facilities provide for the replacement of LIBOR with an alternative benchmark rate should LIBOR become unavailable.

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

The following table summarizes the components of basic and diluted EPS:

	13 Weeks Ended
(in thousands, except per share amounts)	April 28, 2023	April 29, 2022
Net loss	$(1,652)	$(2,371)

Basic weighted average common shares outstanding	32,443	33,163
Dilutive effect of stock awards	—	—
Diluted weighted average common shares outstanding	32,443	33,163

Basic loss per share	$(0.05)	$(0.07)
Diluted loss per share	$(0.05)	$(0.07)

Stock awards are considered anti-dilutive based on the application of the treasury stock method or in the event of a net loss. Anti-dilutive shares excluded from the diluted weighted average shares outstanding were 1,188,876 and 1,427,987 in the 13 weeks ended April 28, 2023 and April 29, 2022, respectively.

NOTE 4. OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) encompasses all changes in equity other than those arising from transactions with stockholders and is comprised solely of foreign currency translation adjustments.

	13 Weeks Ended
(in thousands)	April 28, 2023	April 29, 2022
Beginning balance: Accumulated other comprehensive loss (net of tax of $4,525 and $3,361, respectively)	$(17,022)	$(12,642)
Other comprehensive income (loss):
Foreign currency translation adjustments (net of tax of ($22) and $823, respectively)	81	(3,094)
Ending balance: Accumulated other comprehensive loss (net of tax of $4,503 and $4,184, respectively)	$(16,941)	$(15,736)

No amounts were reclassified out of Accumulated other comprehensive (loss) during any of the periods presented.

NOTE 5. DEBT

ABL Facility

The Company’s $275.0 million committed revolving ABL Facility includes a $70.0 million sublimit for letters of credit and is available for working capital and other general corporate liquidity needs. The amount available to borrow is the lesser of (1) the Aggregate Commitments of $275.0 million (“ABL Facility Limit”) or (2) the Borrowing Base (“Borrowing Base”) which is calculated from Eligible Inventory, Trade Receivables and Credit Card Receivables, all capitalized terms not defined herein are as defined in the ABL Facility.

The following table summarizes the Company’s ABL Facility borrowing availability:

	April 28, 2023		April 29, 2022		January 27, 2023
(in thousands)	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
ABL Facility Limit	$275,000		$275,000		$275,000
Borrowing Base	245,179		238,134		274,354

Outstanding borrowings	100,000	6.89%	125,000	1.84%	100,000	6.27%
Outstanding letters of credit	9,095		14,619		10,557
ABL Facility utilization at end of period	109,095		139,619		110,557

ABL Facility borrowing availability	$136,084		$98,515		$163,797

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

The Company’s long-term debt consisted of the following:

	April 28, 2023		April 29, 2022		January 27, 2023
(in thousands)	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Term Loan Facility	$240,625	14.77%	$254,375	10.76%	$244,063	14.13%
Less: Current portion of long-term debt	13,750		13,750		13,750
Less: Unamortized debt issuance costs	6,089		8,922		6,807
Long-term debt, net	$220,786		$231,703		$223,506

Interest; Fees

Effective May 12, 2023, the Company executed the Fourth Amendment to the ABL Facility to transition a benchmark reference rate from LIBOR to SOFR plus an adjustment of 0.10% for all loans (“ABL Adjusted SOFR”). This transition resulted in no material interest rate impact and maintains a 0% benchmark rate floor. The ABL Adjusted SOFR rate is now available for all new loans after the effective date of the Fourth Amendment.

The new applicable margin interest rates applicable to the referenced rate, selected at the borrower’s election, are either (1) ABL Adjusted SOFR, subject to 0% floor, or (2) a base rate which is the greater of (a) the federal funds rate plus 0.50%, (b) the one-month ABL Adjusted SOFR rate plus 1.00%, or (c) the Wells Fargo “prime rate”. For all loans, the borrowing margin is based upon the average daily total loans outstanding for the previous quarter. The applicable borrowing margin for ABL Adjusted SOFR loans is (i) less than $95.0 million, 1.25%, (ii) equal to or greater than $95.0 million but less than $180.0 million, 1.50%, and (iii) greater than or equal to $180.0 million, 1.75%. For base rate loans, the applicable borrowing margin is (i) less than $95.0 million, 0.50%, (ii) equal to or greater than $95.0 million but less than $180.0 million, 0.75%, and (iii) greater than or equal to $180.0 million, 1.00%.

Prior to the Fourth Amendment, the applicable margin interest rates applicable to the referenced rate, selected at the borrower’s election, were either (1) adjusted LIBOR, subject to a 0% floor, or (2) a base rate which is the greater of (a) the federal funds rate plus 0.50%, (b) the one-month LIBOR rate plus 1.00%, or (c) the Wells Fargo “prime rate”. For all loans, the borrowing margin was based upon the average daily total loans outstanding for the previous quarter. The applicable borrowing margin for LIBOR loans was (i) less than $95.0 million, 1.25%, (ii) equal to or greater than $95.0 million but less than $180.0 million, 1.50%, and (iii) greater than or equal to $180.0 million, 1.75%. For base rate loans, the applicable borrowing margin was (i) less than $95.0 million, 0.50%, (ii) equal to or greater than $95.0 million but less than $180.0 million, 0.75%, and (iii) greater than or equal to $180.0 million, 1.00%.

The interest rates per annum applicable to the loans under the Term Loan Facility are based on a fluctuating rate of interest measured by reference to, at the borrower’s election, either (1) an adjusted LIBOR rate (with a minimum rate of 1.00%) plus 9.75% or (2) an alternative base rate (which is the greater of (i) the prime rate published in the Wall Street Journal, (ii) the federal funds rate, which shall be no lower than 0.00% plus ½ of 1.00%, or (iii) the one month LIBOR rate plus 1.00% per annum) plus 8.75%. The Company expects to amend the Term Loan Facility to transition from LIBOR to SOFR on or before June 30, 2023.

The ABL Facility fees include (i) commitment fees of 0.25% based upon the average daily unused commitment (aggregate commitment less loans and letter of credit outstanding) under the ABL Facility for the preceding fiscal quarter and (ii) customary letter of credit fees. As of April 28, 2023, the Company had borrowings of $100.0 million under the ABL Facility.

Customary agency fees are payable in respect of the Debt Facilities.

Maturity; Amortization and Prepayments

The ABL Facility maturity date is the earlier of (a) July 29, 2026 and (b) June 9, 2025 if, on or prior to such date, the Term Loan Facility has not been refinanced, extended or repaid in full in accordance with the terms thereof and not replaced with other indebtedness.

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

As of April 28, 2023, the Company was in compliance with its financial covenants in the Debt Facilities.

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

The following table provides a summary of the Company’s stock-based compensation expense, which is included in Selling and administrative expense in the Condensed Consolidated Statements of Operations:

	13 Weeks Ended
(in thousands)	April 28, 2023	April 29, 2022
Deferred awards	$979	$1,555
Performance awards (1)	—	(71)
Option awards	104	—
Total stock-based compensation expense	$1,083	$1,484

(1)
For the 13 weeks ended April 28, 2023 based on actual and projected results relative to performance measures the Company is not recording an accrual for unvested Performance Awards. Net credit expense for the 13 weeks ended April 29, 2022 includes a reduction of the accrual for Performance Awards based on actual and projected results relative to performance measures.

Deferred Awards

The following table provides a summary of the Deferred Awards activity for the 13 weeks ended April 28, 2023:

	Deferred Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested deferred awards as of January 27, 2023	906	$16.46
Granted	—	—
Vested	(406)	12.39
Forfeited or expired	(65)	21.00
Unvested deferred awards as of April 28, 2023	435	$19.57

Total unrecognized stock-based compensation expense related to unvested Deferred Awards was approximately $6.1 million as of April 28, 2023, which is expected to be recognized ratably over a weighted average period of 1.8 years. The total fair value of Deferred Awards vested during the 13 weeks ended April 28, 2023 was $5.0 million.

Performance Awards

The following table provides a summary of the Performance Awards activity for the 13 weeks ended April 28, 2023:

	Performance Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested performance awards as of January 27, 2023	355	$24.39
Granted	—	—
Vested	—	—
Forfeited or expired	(55)	24.33
Unvested performance awards as of April 28, 2023	300	$24.40

There was no unrecognized stock-based compensation expense related to unvested Performance Awards as of April 28, 2023 based on actual and projected results relative to performance measures.

Option Awards

During the 13 weeks ended April 28, 2023 there was no Option Awards activity. The following table provides a summary of information about the Option Awards vested and expected to vest during the contractual term, as well as Option Awards exercisable as of April 28, 2023:

(in thousands, except per share and contractual life amounts)	Option Awards	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Option Awards vested and expected to vest	511	5.74	$16.08	—
Option Awards exercisable	343	3.88	$18.66	—

Total unrecognized stock-based compensation expense related to Option Awards was approximately $1.0 million as of April 28, 2023, which is expected to be recognized over a weighted average period of 2.6 years.

NOTE 7. STOCKHOLDERS’ EQUITY

Share Repurchase Program

On June 28, 2022, the Company announced that its Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock through February 2, 2024 (the “2022 Share Repurchase Program”). Under the 2022 Share Repurchase Program, the Company may repurchase its common stock through open market purchases, in privately negotiated transactions, or by other means in accordance with federal securities laws, including Rule 10b-18 of the Exchange Act. The amount and timing of purchases will be determined by the Company’s management depending upon market conditions and other factors and may be made pursuant to a Rule 10b5-1 trading plan. The 2022 Share Repurchase Program may be suspended or discontinued at any time. As of April 28, 2023, additional purchases of up to $37.8 million could be made under the 2022 Share Repurchase Program.

The following table summarizes the Company’s share repurchases for the 13 weeks ended April 28, 2023:

	13 Weeks Ended
(Shares and $ in thousands except average per share cost)	April 28, 2023	April 29, 2022
Number of shares repurchased	430	—
Total cost	$3,772	$—
Average per share cost	$8.77	$—

The Company retired all shares that were repurchased through the 2022 Share Repurchase Program during the 13 weeks ended April 28, 2023. In accordance with the FASB ASC 505—Equity, the par value of the shares retired was charged against Common stock and the remaining purchase price was allocated between Additional paid-in capital and Retained earnings. The portion charged against

Additional paid-in capital is determined based on the Additional paid-in capital per share amount recorded in the initial issuance of the shares with the remaining to Retained earnings. Shares purchased at a price less than that of initial issuance is charged only against Additional paid-in capital. In addition, the total cost of the broker commissions is charged directly to Retained earnings. No amount was charged to Retained earnings for the shares retired during the 13 weeks ended April 28, 2023.

NOTE 8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	April 28, 2023	April 29, 2022	January 27, 2023
Deferred gift card revenue	$34,222	$32,015	$33,029
Reserve for sales returns and allowances	17,755	15,583	25,030
Accrued employee compensation and benefits	15,204	19,313	18,125
Deferred revenue	6,019	6,074	7,484
Accrued property, sales and other taxes	7,945	9,794	9,780
Other	7,071	7,998	13,308
Total Accrued expenses and other current liabilities	$88,216	$90,777	$106,756

NOTE 9. LANDS’ END JAPAN CLOSING

In July 2022, the Board of Directors approved a plan to cease operations of Lands’ End Japan KK, a subsidiary of Lands’ End, Inc. (“Lands’ End Japan”) by the end of Fiscal 2022. The dissolution of Lands’ End Japan was authorized and approved on January 31, 2023. Lands’ End Japan operations were reported in the Japan eCommerce operating segment in Fiscal 2022 and prior. For a discussion of this operating segment, see Note 13, Segment Reporting. The closing and subsequent disposal of the assets did not represent a strategic shift with a major effect on the consolidated financial condition. Accordingly, the closing of Lands’ End Japan was not presented in the Condensed Consolidated Financial Statements as discontinued operations.

In Third Quarter 2022, the Company commenced recording one-time closing costs for employee severance and benefit costs, early termination and restoration costs of leased facilities and contract cancellation and other costs. During the 13 weeks ended April 28, 2023, the Company recognized one-time closing costs for contract cancellation and other costs of approximately $79 thousand reported in Other operating expense, net in the Condensed Consolidated Statement of Operations.

The following table summarizes accrued closing cost activity related to Lands’ End Japan included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets:

(in thousands)	Employee Severance and Benefit Costs	Leased Facilities Costs	Other Closing Costs	Total
Balance as of July 29, 2022	$—	$—	$—	$—
Estimated costs payable in cash	2,812	749	347	3,908
Cash payments	(2,076)	(381)	(379)	(2,836)
Foreign currency translation	331	104	49	484
Balance as of January 27, 2023	1,067	472	17	1,556
Estimated costs payable in cash	—	—	79	79
Cash payments	(974)	(141)	(20)	(1,135)
Foreign currency translation	(14)	(14)	—	(28)
Balance as of April 28, 2023	$79	$317	$76	$472

NOTE 10. FAIR VALUE MEASUREMENTS OF FINANCIAL ASSETS AND LIABILITIES

Restricted cash is reflected on the Condensed Consolidated Balance Sheets at fair value. The fair value of restricted cash was $2.1 million, $2.1 million, and $1.8 million as of April 28, 2023, April 29, 2022 and January 27, 2023, respectively, based on Level 1 inputs. Restricted cash amounts are valued based upon statements received from financial institutions.

Carrying amounts and fair values of long-term debt, including current portion, in the Condensed Consolidated Balance Sheets are as follows:

	April 28, 2023		April 29, 2022		January 27, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$240,625	$227,109	$254,375	$245,139	$244,063	$241,728

Long-term debt, including current portion, was valued by management utilizing Level 3 valuation techniques as of April 28, 2023, April 29, 2022 and January 27, 2023. There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis as of April 28, 2023, April 29, 2022 and January 27, 2023.

NOTE 11. INCOME TAXES

Provision for Income Taxes

At the end of each quarter, the Company estimates its effective income tax rate pursuant to ASC 740. The rate for the period consists of the tax rate expected to be applied for the full year to ordinary income adjusted for any discrete items recorded in the period.

The Company recorded a tax benefit at an overall effective tax rate of 24.1% for the 13 weeks ended April 28, 2023, and a tax benefit at an overall effective tax rate of 42.3% for the 13 weeks ended April 29, 2022. The overall effective tax rate for the 13 weeks ended April 28, 2023 is lower primarily due to the accounting for stock-based compensation.

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

NOTE 13. SEGMENT REPORTING

For the 13 weeks ended April 28, 2023, the Company’s operating segments consisted of: U.S. eCommerce, Europe eCommerce, Outfitters, Third Party and Retail. During the 13 weeks ended April 29, 2022, the Company’s operating segments included Japan eCommerce. See Note 9, Lands’ End Japan Closing.

The Company determined that each of the operating segments have similar economic and other qualitative characteristics, thus the results of the operating segments are aggregated into one external reportable segment.

Lands’ End identifies five separate distribution channels for revenue reporting purposes:

•
U.S. eCommerce offers products through the Company’s eCommerce website.

•
International offers products primarily to consumers located in Europe and through eCommerce international websites and third-party affiliates.

•
Outfitters sells uniform and logo apparel to businesses and their employees, as well as to student households through school relationships, located primarily in the U.S.

•
Third Party sells the same products as U.S. eCommerce but direct to consumers through third-party marketplace websites and through domestic wholesale customers.

•
Retail sells products through Company Operated stores.

Net revenue is presented by distribution channel in the following table:

	13 Weeks Ended	% of Net	13 Weeks Ended	% of Net
(in thousands)	April 28, 2023	Revenue	April 29, 2022	Revenue
Net revenue:
U.S. eCommerce	$177,702	57.4%	$174,893	57.6%
International (1)	25,392	8.2%	44,178	14.5%
Outfitters	73,969	23.9%	53,962	17.8%
Third Party	22,989	7.4%	21,642	7.1%
Retail	9,506	3.1%	8,990	3.0%
Total Net revenue	$309,558		$303,665
(1)
The 13 weeks ended April 29, 2022 includes Net revenue of $8.5 million from the Japan eCommerce distribution channel. See Note 9, Lands’ End Japan Closing.

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

The Company’s revenue is disaggregated by distribution channel and geographic location. Revenue by distribution channel is presented in Note 13, Segment Reporting. Revenue by geographic location was:

	13 Weeks Ended
(in thousands)	April 28, 2023	April 29, 2022
Net revenue:
United States	$280,404	$255,274
Europe	25,877	36,129
Asia (1)	157	8,697
Other	3,120	3,565
Total Net revenue	$309,558	$303,665
(1)
The 13 weeks ended April 29, 2022 includes Net revenue of $8.5 million from the Japan eCommerce distribution channel. See Note 9, Lands’ End Japan Closing.

Contract Liabilities

Contract liabilities consist of payments received in advance of the transfer of control to the customer. As products are delivered and control transfers, the Company recognizes the deferred revenue in Net revenue in the Condensed Consolidated Statements of Operations. The following table summarizes the deferred revenue associated with payments received in advance of the transfer of control to the customer, which is reported in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets, as well as amounts recognized through Net revenue for each period presented. The majority of deferred revenue as of April 28, 2023 is expected to be recognized in Net revenue in the fiscal quarter ending July 28, 2023, as products are delivered to customers.

	13 Weeks Ended
(in thousands)	April 28, 2023	April 29, 2022
Deferred revenue beginning of period	$7,484	$8,560
Deferred revenue recognized in period	(7,270)	(8,346)
Revenue deferred in period	5,805	5,860
Deferred revenue end of period	$6,019	$6,074

Revenue from gift cards is recognized when (i) the gift card is redeemed by the customer for merchandise, or (ii) as gift card breakage, an estimate of gift cards which will not be redeemed where the Company does not have a legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions. Gift card breakage is recorded within Net revenue in the Condensed Consolidated Statements of Operations. Prior to their redemption, gift cards are recorded as a liability and included within Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. The liability is estimated based on expected breakage that considers historical patterns of redemption. The following table provides the reconciliation of the contract liability related to gift cards:

	13 Weeks Ended
(in thousands)	April 28, 2023	April 29, 2022
Balance as of beginning of period	$33,029	$33,070
Gift cards sold	15,616	14,628
Gift cards redeemed	(13,635)	(15,468)
Gift card breakage	(788)	(215)
Balance as of end of period	$34,222	$32,015

Refund Liabilities

Refund liabilities, primarily associated with product sales returns and retrospective volume rebates, represent variable consideration and are estimated and recorded as a reduction to Net revenue based on historical experience. As of April 28, 2023, April 29, 2022 and January 27, 2023, $17.8 million, $15.6 million and $25.0 million, respectively, of refund liabilities, primarily associated with product returns, were reported in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. An asset for product returns is recorded in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. See “Cautionary Statement concerning Forward-Looking Statements” below, “Item 1A. Risk Factors” in our Annual Report filed on Form 10-K for the year ended January 27, 2023 and “Part II, Item 1A Risk Factors” of this Quarterly Report on Form 10-Q, for a discussion of the uncertainties, risks and assumptions associated with these statements.

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
•
First Quarter 2023 – The 13 weeks ended April 28, 2023
•
First Quarter 2022 – The 13 weeks ended April 29, 2022
•
Fiscal 2023 – The 53 weeks ending February 2, 2024
•
Fiscal 2022 – The 52 weeks ended January 27, 2023
•
Fiscal 2021 – The 52 weeks ended January 28, 2022
•
GAAP – Accounting principles generally accepted in the United States
•
LIBOR – London inter-bank offered rate
•
SEC – United States Securities and Exchange Commission
•
SOFR – Secured Overnight Funding Rate
•
Term Loan Facility – Term loan credit agreement, dated as of September 9, 2020, among the Company, Fortress Credit Corp., as Administrative Agent and Collateral Agent, and the lenders party thereto

Executive Overview

Description of the Company

Lands’ End is a leading digital retailer of casual clothing, swimwear, outerwear, accessories, footwear, home products and uniform solutions. Operating out of America’s heartland, we believe our vision and values make a strong connection with our core customers. We offer products online at www.landsend.com, through our own Company Operated stores and through third-party distribution channels. We are a classic American lifestyle brand with a passion for quality, legendary service and real value. We seek to deliver timeless style for women, men, kids and the home. We also offer products to businesses and schools, for their employees and students, through the Outfitters distribution channel.

Lands’ End was founded in 1963 by Gary Comer and his partners to sell sailboat hardware and equipment by catalog. While our product focus has shifted significantly over the years, we have continued to adhere to our founder’s motto as one of our guiding principles: “Take care of the customer, take care of the employee and the rest will take care of itself.”

We have one external reportable segment and identify our operating segments according to how our business activities are managed and evaluated. During First Quarter 2023, our operating segments consisted of: U.S. eCommerce, Europe eCommerce, Outfitters, Third Party and Retail. Our operating segments included Japan eCommerce during the First Quarter 2022. See Note 9, Lands’ End Japan Closing.

We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one external reportable segment.

Distribution Channels

We identify five separate distribution channels for revenue reporting purposes:

•
U.S. eCommerce offers products through our eCommerce website.
•
International offers products primarily to consumers located in Europe through our eCommerce international websites and third-party affiliates.
•
Outfitters sells uniform and logo apparel to businesses and their employees, as well as to school households through school relationships, located primarily in the U.S.
•
Third Party sells the same products as U.S. eCommerce but direct to consumers through third-party marketplace websites and through domestic wholesale customers.
•
Retail sells products through our Company Operated stores.

Macroeconomic Challenges

Macroeconomic issues, such as recent inflationary pressures, have continued to have an impact on our business. Since apparel purchases are discretionary expenditures that historically have been influenced by domestic and global economic conditions, higher prices of consumer goods due to inflation may result in less discretionary spending for consumers which may negatively impact customer demand and require higher levels of promotion in order to attract and retain customers. These macroeconomic challenges have led to increased cost of raw materials, packaging materials, labor, energy, fuel and other inputs necessary for the production and distribution of our products.

Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared in accordance with GAAP and include the accounts of Lands’ End, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.

Seasonality

We experience seasonal fluctuations in our Net revenue and operating results and historically have realized a significant portion of our net revenue and earnings for the year during our fourth fiscal quarter. We generated 34.0% and 33.9% of our net revenue in the fourth quarter of Fiscal 2022 and Fiscal 2021, respectively.

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

Results of Operations

The following table sets forth, for the periods indicated, selected income statement data, both in dollars and as a percentage of Net revenue:

	13 Weeks Ended
(in thousands)	April 28, 2023		April 29, 2022
Net revenue	$309,558	100.0%	$303,665	100.0%
Cost of sales (excluding depreciation and amortization)	171,621	55.4%	174,490	57.5%
Gross profit	137,937	44.6%	129,175	42.5%
Selling and administrative	118,514	38.3%	115,693	38.1%
Depreciation and amortization	9,301	3.0%	9,584	3.2%
Other operating expense, net	202	0.1%	—	—
Operating income	9,920	3.2%	3,898	1.3%
Interest expense	12,283	4.0%	8,169	2.7%
Other income, net	(187)	(0.1)%	(161)	(0.0)%
Loss before income taxes	(2,176)	(0.7)%	(4,110)	(1.4)%
Income tax benefit	(524)	(0.2)%	(1,739)	(0.6)%
NET LOSS	$(1,652)	(0.5)%	$(2,371)	(0.8)%

Depreciation and amortization are not included in our cost of sales because we are a reseller of inventory and do not believe that including depreciation and amortization is meaningful. As a result, our gross margins may not be comparable to other entities that include depreciation and amortization related to the sale of their product in their gross margin measure.

Net Income (Loss) and Adjusted EBITDA

We recorded a Net loss of $1.7 million in First Quarter 2023 compared to Net loss of $2.4 million in First Quarter 2022. In addition to our Net income (loss) determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted EBITDA measurement. Adjusted EBITDA is computed as Net income (loss) appearing on the Condensed Consolidated Statements of Operations net of Income tax expense/(benefit), Interest expense, Depreciation and amortization and certain significant items as set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our business for comparable periods and as a basis for an executive compensation metric. The methods we use to calculate our non-GAAP financial measures may differ significantly from methods other companies use to compute similar measures. As a result, any non-GAAP financial measures presented herein may not be comparable to similar measures provided by other companies. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.

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

•
Lands’ End Japan closure – one-time closing costs net of other operating income recorded for the 13 weeks ended April 28, 2023.

•
Loss on disposal of property and equipment – disposal of property and equipment for the 13 weeks ended April 28, 2023.

•
Other – amortization of transaction related costs associated with our Third Party distribution channel for the 13 weeks ended April 28, 2023 and April 29, 2022.

The following table sets forth, for the periods indicated, selected income statement data, both in dollars and as a percentage of Net revenue:

	13 Weeks Ended
(in thousands)	April 28, 2023		April 29, 2022
Net loss	$(1,652)	(0.5)%	$(2,371)	(0.8)%
Income tax benefit	(524)	(0.2)%	(1,739)	(0.6)%
Other income, net	(187)	(0.1)%	(161)	(0.0)%
Interest expense	12,283	4.0%	8,169	2.7%
Operating income	9,920	3.2%	3,898	1.3%
Depreciation and amortization	9,301	3.0%	9,584	3.2%
Lands' End Japan closure	76	0.0%	—	—%
Loss on disposal of property and equipment	123	0.0%	—	—%
Other	94	0.0%	344	0.1%
Adjusted EBITDA	$19,514	6.3%	$13,826	4.6%

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

We use Net revenue to evaluate revenue performance for the U.S. eCommerce, International, Outfitters and Third Party distribution channels. For our Retail distribution channel, we use Same Store Sales as a key measure in evaluating performance. A Company Operated store is included in U.S. Same Store Sales calculations when it has been open for at least 14 months. Online sales and sales generated through our in-store web portal are considered revenue in our U.S. eCommerce and are excluded from U.S. Same Store Sales.

Discussion and Analysis

First Quarter 2023 compared with First Quarter 2022

Net Revenue

Net revenue was $309.6 million for First Quarter 2023, an increase of $5.9 million or 1.9%, from $303.7 million during the First Quarter 2022.

U.S. eCommerce Net revenue was $177.7 million for First Quarter 2023, an increase of $2.8 million or 1.6%, from $174.9 million during the First Quarter 2022. The increase in U.S. eCommerce was primarily driven by targeted promotions within swim and adjacent product categories.

International eCommerce Net revenue was $25.4 million for First Quarter 2023, a decrease of $18.8 million or 42.5%, from $44.2 million during the First Quarter 2022. The decrease in International eCommerce was due to lower consumer demand in Europe and the closing of Lands’ End Japan at the end of Fiscal 2022. First Quarter of Fiscal 2022 includes Lands’ End Japan net revenue of $8.5 million.

Outfitters Net revenue was $74.0 million for First Quarter 2023, an increase of $20.0 million or 37.1%, from $54.0 million during the First Quarter 2022. The increase was primarily driven by inventory sales to Delta Air Lines at the conclusion of their five-year contract. Excluding the $18.3 million difference in year over year revenue from the Delta Air Lines business, revenue for the Outfitters business increased by 3.7%.

Third Party Net revenue was $23.0 million for First Quarter 2023, an increase of $1.4 million or 6.2%, from $21.6 million during the First Quarter 2022. The increase was primarily attributed to growth in existing and new marketplaces.

Retail Net revenue was $9.5 million for First Quarter 2023, an increase of $0.5 million or 5.7%, from $9.0 million during the First Quarter 2022. Our U.S. Company Operated stores experienced an increase of 9.5% in Same Store Sales driven by an increase in traffic as consumers returned to in-store shopping as compared to the First Quarter 2022. On April 28, 2023 there were 28 U.S. Company Operated stores compared to 30 U.S. Company Operated stores on April 29, 2022.

Gross Profit

Gross profit was $137.9 million for First Quarter 2023, an increase of $8.7 million or 6.7% from $129.2 million during the First Quarter of 2022. Gross margin increased approximately 210 basis points to 44.6% in First Quarter 2023, compared with 42.5% in First Quarter 2022. The Gross margin improvement was primarily driven by leveraging the strength in the swim and vacation product categories across the channels as well as improvements in supply chain costs in First Quarter Fiscal 2023 compared to the prior year.

Selling and Administrative Expenses

Selling and administrative expenses increased $2.8 million to $118.5 million or 38.3% of total Net revenue in First Quarter 2023 compared with $115.7 million or 38.1% of Net revenue in First Quarter 2022. The approximately 20 basis points increase was driven by lower digital marketing spend offset by higher employee related expenses.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.3 million to $9.3 million in First Quarter 2023 compared with $9.6 million in the First Quarter 2022.

Other Operating Expense

Other operating expense, net was $0.2 million in First Quarter 2023 compared to no Other operating expense, net in First Quarter 2022.

Operating Income

Operating income was $9.9 million in First Quarter 2023 compared to $3.9 million in First Quarter 2022. The $6.0 million increase was driven by the increase in Gross profit slightly offset by higher selling and administrative expenses.

Interest Expense

Interest expense was $12.3 million in First Quarter 2023 compared to $8.2 million in First Quarter 2022. The $4.1 million increase was driven by higher applicable interest rates under the Debt Facilities.

Other Expense (Income)

Other income was $0.2 million in both First Quarter 2023 and First Quarter 2022.

Income Tax (Benefit) Expense

We recorded an income tax benefit at an overall effective tax rate of 24.1% for First Quarter 2023 and income tax benefit at an overall effective tax rate of 42.3% for First Quarter 2022. The tax rate for the First Quarter 2023 is lower primarily due to the accounting for stock-based compensation.

Net Income (Loss)

As a result of the above factors, Net loss was $1.7 million and diluted loss per share was $0.05 in First Quarter 2023 compared with Net loss of $2.4 million and diluted loss per share of $0.07 in First Quarter 2022.

Adjusted EBITDA

As a result of the above factors, Adjusted EBITDA increased 41.3%, or $5.7 million, to $19.5 million compared to $13.8 million in First Quarter 2022.

Liquidity and Capital Resources

Our primary need for liquidity is to fund working capital requirements of our business, capital expenditures, debt service and for general corporate purposes. Our cash and cash equivalents and the ABL Facility serve as sources of liquidity for short-term working capital needs and general corporate purposes. The ABL Facility had a balance outstanding of $100.0 million on April 28, 2023, other than letters of credit. Cash generated from our net revenue and profitability, and to a lesser extent our changes in working capital, are driven by the seasonality of our business, with a significant amount of net revenue and operating cash flows generally occurring in the fourth fiscal quarter of each year. We expect that our cash on hand and cash flows from operations, along with revolving on the ABL Facility, will be adequate to meet our capital requirements and operational needs for at least the next 12 months.

Description of Material Indebtedness

Debt Arrangements

Our $275.0 million committed revolving ABL Facility includes a $70.0 million sublimit for letters of credit and is available for working capital and other general corporate liquidity needs. The amount available to borrow is the lesser of (1) the Aggregate Commitments of $275.0 million (“ABL Facility Limit”) or (2) the Borrowing Base (“Borrowing Base”) which is calculated from Eligible Inventory, Trade Receivables and Credit Card Receivables, all capitalized terms not defined herein are as defined in the ABL Facility. The balance outstanding on April 28, 2023 and April 29, 2022 was $100.0 million and $125.0 million, respectively. The balance of outstanding letters of credit was $9.1 million and $14.6 million on April 28, 2023 and April 29, 2022, respectively.

On September 9, 2020, we entered into the Term Loan Facility which provided borrowings of $275.0 million. Origination costs, including an Original Issue Discount (OID) of 3% and $5.1 million in debt origination fees, were paid in connection with entering into the Term Loan Facility.

Interest; Fees

Effective May 12, 2023, the Company executed the Fourth Amendment to the ABL Facility to transition a benchmark reference rate from LIBOR to SOFR plus an adjustment of 0.10% for all loans (“ABL Adjusted SOFR”). This transition resulted in no material interest rate impact and maintains a 0% benchmark rate floor. The ABL Adjusted SOFR rate is now available for all new loans after the effective date of the Fourth Amendment.

The new applicable margin interest rates applicable to the referenced rate, selected at the borrower’s election, are either (1) ABL Adjusted SOFR, subject to 0% floor, or (2) a base rate which is the greater of (a) the federal funds rate plus 0.50%, (b) the one-month ABL Adjusted SOFR rate plus 1.00%, or (c) the Wells Fargo “prime rate”. For all loans, the borrowing margin is based upon the average daily total loans outstanding for the previous quarter. The applicable borrowing margin for ABL Adjusted SOFR loans is (i) less than $95.0 million, 1.25%, (ii) equal to or greater than $95.0 million but less than $180.0 million, 1.50%, and (iii) greater than or equal to $180.0 million, 1.75%. For base rate loans, the applicable borrowing margin is (i) less than $95.0 million, 0.50%, (ii) equal to or greater than $95.0 million but less than $180.0 million, 0.75%, and (iii) greater than or equal to $180.0 million, 1.00%.

Prior to the Fourth Amendment, the applicable margin interest rates applicable to the referenced rate, selected at the borrower’s election, were either (1) adjusted LIBOR, subject to a 0% floor, or (2) a base rate which is the greater of (a) the federal funds rate plus 0.50%, (b) the one-month LIBOR rate plus 1.00%, or (c) the Wells Fargo “prime rate”. For all loans, the borrowing margin was based upon the average daily total loans outstanding for the previous quarter. The applicable borrowing margin for LIBOR loans was (i) less than $95.0 million, 1.25%, (ii) equal to or greater than $95.0 million but less than $180.0 million, 1.50%, and (iii) greater than or equal to $180.0 million, 1.75%. For base rate loans, the applicable borrowing margin was (i) less than $95.0 million, 0.50%, (ii) equal to or greater than $95.0 million but less than $180.0 million, 0.75%, and (iii) greater than or equal to $180.0 million, 1.00%.

The interest rates per annum applicable to the loans under the Term Loan Facility are based on a fluctuating rate of interest measured by reference to, at the borrower’s election, either (1) an adjusted LIBOR rate (with a minimum rate of 1.00%) plus 9.75% or (2) an alternative base rate (which is the greater of (i) the prime rate published in the Wall Street Journal, (ii) the federal funds rate, which shall be no lower than 0.00% plus ½ of 1.00%, or (iii) the one month LIBOR rate plus 1.00% per annum) plus 8.75%. The Company expects to amend the Term Loan Facility to transition from LIBOR to SOFR on or before June 30, 2023.

The ABL Facility fees include (i) commitment fees of 0.25% based upon the average daily unused commitment (aggregate commitment less loans and letter of credit outstanding) under the ABL Facility for the preceding fiscal quarter and (ii) customary letter of credit fees. As of April 28, 2023, we had borrowings of $100.0 million under the ABL Facility.

Customary agency fees are payable in respect of the Debt Facilities.

Maturity; Amortization and Prepayments

The ABL Facility maturity date is the earlier of (a) July 29, 2026 and (b) June 9, 2025 if, on or prior to such date, the Term Loan Facility has not been refinanced, extended or repaid in full in accordance with the terms thereof and not replaced with other indebtedness.

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

As of April 28, 2023, we were in compliance with our financial covenants in the Debt Facilities.

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

Cash Flows from Operating Activities

Net cash used in operating activities was $10.8 million during First Quarter 2023 compared to $122.4 million during First Quarter 2022. The decrease in cash used in operating activities was primarily due to the year over year changes in inventories. Inventory decreased $49.5 million during First Quarter 2023 driven by actions taken to leverage normalized supply chain lead times in order to receive spring and summer inventory closer to the selling season, while inventory increased $52.7 million during First Quarter 2022 due to the supply chain challenges.

Cash Flows from Investing Activities

Net cash used in investing activities was $12.4 million and $7.0 million during First Quarter 2023 and First Quarter 2022, respectively. Cash used in investing activities for both periods was primarily used for investments to update our digital information technology infrastructure.

For Fiscal 2023, we plan to invest approximately $35.0 million in capital expenditures for strategic investments and infrastructure, primarily in technology and general corporate needs.

Cash Flows from Financing Activities

Net cash used in financing activities was $8.4 million during First Quarter 2023, compared with net cash provided by financing activities of $117.3 million during First Quarter 2022. The decrease in net cash provided by financing activities is primarily due to lower inventory levels.

Contractual Obligations and Off-Balance-Sheet Arrangements

There have been no material changes to our contractual obligations and off-balance-sheet arrangements as discussed in our Annual Report on Form 10-K for the fiscal year ended January 27, 2023.

Financial Instruments with Off-Balance-Sheet Risk

The $275.0 million committed revolving ABL Facility includes a $70.0 million sublimit for letters of credit and the Third Amendment to the ABL Facility extended the maturity from November 16, 2022 to the earlier of (a) July 29, 2026 and (b) June 9, 2025 if, on or prior to such date, the Term Loan Facility has not been refinanced, extended or repaid in full in accordance with the terms thereof and not replaced with other indebtedness. The ABL Facility is available for working capital and other general corporate liquidity needs. The balance outstanding on April 28, 2023 and April 29, 2022 was $100.0 million and $125.0 million, respectively. The balance of outstanding letters of credit was $9.1 million and $14.6 million on April 28, 2023 and April 29, 2022, respectively.

Application of Critical Accounting Policies and Estimates

We believe that the assumptions and estimates associated with revenue, inventory valuation, goodwill and intangible asset impairment assessments and income taxes have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

For a complete discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended January 27, 2023. There have been no significant changes in our critical accounting policies or their application since January 27, 2023.

Recent Accounting Pronouncements

See Part I, Item 1, Note 2, Recent Accounting Pronouncements, of the Condensed Consolidated Financial Statements (unaudited) included in this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document contains forward-looking statements. Forward-looking statements reflect our current views with respect to, among other things, future events and performance. These statements may discuss, among other things, our net sales, gross margin, operating expenses, operating income, net income, adjusted EBITDA, cash flow, financial condition, financings, impairments, expenditures, growth, strategies, plans, achievements, dividends, capital structure, organizational structure, future store openings, market opportunities and general market and industry conditions. We generally identify forward-looking statements by words such as “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” “predict,” “believe,” “seek,” “continue,” “outlook,” “may,” “might,” “will,” “should,” “can have,” “likely,” “targeting” or the negative version of these words or comparable words. Forward-looking statements are based on beliefs and assumptions made by management using currently available information. These statements are only predictions and are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties. If one or more of these risks or uncertainties materialize, or if management’s underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include those risks, uncertainties and factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended January 27, 2023 and “Part II, Item 1A Risk Factors” of this Quarterly Report on Form 10-Q. Forward-looking statements speak only as of the date on which they are made. We expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable securities laws and regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

The Company’s international subsidiaries operate with functional currencies other than the U.S. dollar. Since the Company’s Condensed Consolidated Financial Statements are presented in U.S. dollars, the Company must translate all components of these financial statements from the functional currencies into U.S. dollars at exchange rates in effect during or at the end of the reporting period. Net revenue generated from the International distribution channel represented approximately 8% of our total net revenue during the First Quarter 2023. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of net revenues, expenses, assets and liabilities. Assuming a 10% change in foreign currency exchange rates, net revenue for the First Quarter 2023 would have increased or decreased by approximately $2.5 million. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our international subsidiaries into U.S. dollars. Foreign currency translation gains, net, for the First Quarter 2023 totaled approximately $0.1 million related to our international subsidiaries in United Kingdom and Germany. Additionally, the Company has foreign currency denominated intercompany receivables and payables that when settled result in a transaction gain or loss. A 10% change in foreign currency exchanges rates would not result in a significant transaction gain or loss in earnings. The Company does not utilize financial instruments for trading purposes or hedging and have not used any derivative financial instruments to limit foreign currency exchange rate exposures. The Company does not consider our foreign earnings to be permanently reinvested.

As of April 28, 2023, the Company had $5.5 million of cash and cash equivalents denominated in foreign currency, principally in British pound sterling, Japanese yen and Euro.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation for the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and our Interim Chief Financial Officer have concluded that, as of April 28, 2023, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by Rules 13a-15 under the Exchange Act during the most recently completed fiscal quarter ended April 28, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is party to various claims, legal proceedings and investigations arising in the ordinary course of business. Some of these actions involve complex factual and legal issues and are subject to uncertainties. At this time, the Company is not able to either predict the outcome of these legal proceedings or reasonably estimate a potential range of loss with respect to the proceedings. While it is not feasible to predict the outcome of pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on our results of operations, cash flows or financial position taken as a whole. There have been no material developments to the legal proceedings disclosed in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended January 27, 2023, filed with the SEC on April 10, 2023.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended January 27, 2023, filed with the SEC on April 10, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents a month-to-month summary of information with respect to purchases of common stock made during the First Quarter 2023 pursuant to the 2022 Share Repurchase Program announced on June 28, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
January 28 - February 24	346,035	$8.67	346,035	$38,553
February 25 - March 31	48,450	9.00	48,450	38,117
April 1 - April 28	35,880	9.37	35,880	37,780
Total	430,365	$8.77	430,365

(1)
All shares of common stock were retired following purchase.
(2)
Average price paid per share excludes broker commissions.
(3)
On June 28, 2022, the Company announced that its Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock through February 2, 2024 (the “2022 Share Repurchase Program”). The Share Repurchase Program may be suspended or discontinued at any time.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended April 28, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

4.1

Fourth Amendment to Credit Agreement, dated May 12, 2023, by and among Lands’ End, Inc. (as the Lead Borrower), the guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association (as administrative agent and collateral agent) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 17, 2023 (File No. 001-09769)).

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

Date: June 1, 2023