Form 10-Q
period 2023-07-28
LANDS' END, INC.
filed 2023-08-31
CIK 799288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 28, 2023

-OR-

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission File Number: 001-09769

Lands’ End, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-2512786

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Lands’ End Lane Dodgeville, Wisconsin	53595

(Address of principal executive offices)	(Zip Code)

(608) 935-9341

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	LE	The Nasdaq Stock Market LLC

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

As of August 28, 2023, the registrant had 31,926,226 shares of common stock, $0.01 par value, outstanding.

LANDS’ END, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JULY 28, 2023

Signatures	35

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDS’ END, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(in thousands, except per share data)	July 28, 2023	July 29, 2022	July 28, 2023	July 29, 2022
Net revenue	$323,363	$351,178	$632,921	$654,843
Cost of sales (excluding depreciation and amortization)	183,766	207,141	355,387	381,631
Gross profit	139,597	144,037	277,534	273,212

Selling and administrative	123,866	128,573	242,380	244,267
Depreciation and amortization	9,543	9,883	18,844	19,467
Other operating expense, net	390	39	592	39
Operating income	5,798	5,542	15,718	9,439
Interest expense	12,024	8,813	24,307	16,982
Other income, net	(169)	(166)	(356)	(328)
Loss before income taxes	(6,057)	(3,105)	(8,233)	(7,215)
Income tax expense (benefit)	1,961	(926)	1,437	(2,665)
NET LOSS	$(8,018)	$(2,179)	$(9,670)	$(4,550)
NET LOSS PER COMMON SHARE
Basic:	$(0.25)	$(0.07)	$(0.30)	$(0.14)
Diluted:	$(0.25)	$(0.07)	$(0.30)	$(0.14)

Basic weighted average common shares outstanding	32,117	33,361	32,280	33,262
Diluted weighted average common shares outstanding	32,117	33,361	32,280	33,262

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Comprehensive Operations

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 28, 2023	July 29, 2022	July 28, 2023	July 29, 2022
NET LOSS	$(8,018)	$(2,179)	$(9,670)	$(4,550)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	700	(843)	781	(3,937)
COMPREHENSIVE LOSS	$(7,318)	$(3,022)	$(8,889)	$(8,487)

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	July 28, 2023	July 29, 2022	January 27, 2023*
ASSETS
Current assets
Cash and cash equivalents	$26,610	$23,505	$39,557
Restricted cash	1,833	2,091	1,834
Accounts receivable, net	25,095	40,917	44,928
Inventories, net	396,087	569,174	425,513
Prepaid expenses and other current assets	43,195	39,267	44,894
Total current assets	492,820	674,954	556,726
Property and equipment, net	125,325	124,626	127,638
Operating lease right-of-use asset	29,685	32,115	30,325
Goodwill	106,700	106,700	106,700
Intangible asset	257,000	257,000	257,000
Other assets	2,949	3,760	3,759
TOTAL ASSETS	$1,014,479	$1,199,155	$1,082,148
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$13,750	$13,750	$13,750
Accounts payable	156,342	236,015	171,557
Lease liability – current	5,643	6,720	5,414
Accrued expenses and other current liabilities	100,632	101,015	106,756
Total current liabilities	276,367	357,500	297,477
Long-term borrowings under ABL Facility	70,000	135,000	100,000
Long-term debt, net	218,022	228,948	223,506
Lease liability – long-term	29,973	32,333	31,095
Deferred tax liabilities	51,066	45,516	45,953
Other liabilities	3,283	4,913	3,365
TOTAL LIABILITIES	648,711	804,210	701,396
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 authorized: 480,000 shares; issued and outstanding: 32,087, 33,202 and 32,626, respectively	321	332	326
Additional paid-in capital	360,091	371,245	366,181
Retained earnings	21,597	39,947	31,267
Accumulated other comprehensive loss	(16,241)	(16,579)	(17,022)
TOTAL STOCKHOLDERS’ EQUITY	365,768	394,945	380,752
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,014,479	$1,199,155	$1,082,148

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	26 Weeks Ended
(in thousands)	July 28, 2023	July 29, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,670)	$(4,550)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18,844	19,467
Amortization of debt issuance costs	1,634	1,546
Loss on disposal of property and equipment	100	39
Stock-based compensation	1,893	3,403
Deferred income taxes	4,905	372
Other	(255)	(374)
Change in operating assets and liabilities:
Accounts receivable, net	19,861	8,292
Inventories, net	30,427	(190,885)
Accounts payable	(8,988)	91,370
Other operating assets	2,354	(2,105)
Other operating liabilities	(6,278)	(44,100)
Net cash provided by (used in) operating activities	54,827	(117,525)
CASH FLOWS FROM INVESTING ACTIVITIES
Sales of property and equipment	—	87
Purchases of property and equipment	(22,862)	(14,863)
Net cash used in investing activities	(22,862)	(14,776)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under ABL Facility	118,000	141,000
Payments of borrowings under ABL Facility	(148,000)	(6,000)
Payments on term loan	(6,875)	(6,875)
Payments of debt issuance costs	(45)	—
Payments for taxes related to net share settlement of equity awards	(1,199)	(4,310)
Purchases and retirement of common stock	(6,789)	(2,357)
Net cash (used in) provided by financing activities	(44,908)	121,458
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(5)	304
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(12,948)	(10,539)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	41,391	36,135
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$28,443	$25,596
SUPPLEMENTAL CASH FLOW DATA
Unpaid liability to acquire property and equipment	$3,551	$2,914
Income taxes paid (refunded)	$(298)	$4,013
Interest paid	$22,138	$16,661
Operating lease right-of-use-assets obtained in exchange for lease liabilities	$1,542	$3,902

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock Issued		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
(in thousands)	Shares	Amount	Capital	Earnings	(Loss)	Equity
Balance at January 27, 2023	32,626	$326	$366,181	$31,267	$(17,022)	$380,752
Net loss	—	—	—	(1,652)	—	(1,652)
Cumulative translation adjustment, net of tax	—	—	—	—	81	81
Stock-based compensation expense	—	—	1,083	—	—	1,083
Vesting of restricted shares	408	3	(3)	—	—	—
Common stock withheld related to net share settlement of equity awards	(144)	—	(1,199)	—	—	(1,199)
Purchases and retirement of common stock	(430)	(4)	(3,777)	—		(3,781)
Balance at April 28, 2023	32,460	$325	$362,285	$29,615	$(16,941)	$375,284
Net loss	—	—	—	(8,018)	—	(8,018)
Cumulative translation adjustment, net of tax	—	—	—	—	700	700
Stock-based compensation expense	—	—	810	—	—	810
Vesting of restricted shares	2	—	—	—	—	—
Purchases and retirement of common stock	(375)	(4)	(3,004)	—	—	(3,008)
Balance at July 28, 2023	32,087	$321	$360,091	$21,597	$(16,241)	$365,768

	Common Stock Issued		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
(in thousands)	Shares	Amount	Capital	Earnings	(Loss)	Equity
Balance at January 28, 2022	32,985	$330	$374,413	$44,595	$(12,642)	$406,696
Net loss	—	—	—	(2,371)	—	(2,371)
Cumulative translation adjustment, net of tax	—	—	—	—	(3,094)	(3,094)
Stock-based compensation expense	—	—	1,484	—	—	1,484
Vesting of restricted shares	660	4	(4)	—	—	—
Common stock withheld related to net share settlement of equity awards	(232)	—	(4,310)	—	—	(4,310)
Balance at April 29, 2022	33,413	$334	$371,583	$42,224	$(15,736)	$398,405
Net loss	—	—	—	(2,179)	—	(2,179)
Cumulative translation adjustment, net of tax	—	—	—	—	(843)	(843)
Stock-based compensation expense	—	—	1,919	—	—	1,919
Vesting of restricted shares	1	—	—	—	—	—
Purchases and retirement of common stock	(212)	(2)	(2,257)	(98)	—	(2,357)
Balance at July 29, 2022	33,202	$332	$371,245	$39,947	$(16,579)	$394,945

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

•
First Quarter 2022 - The 13 weeks ended April 29, 2022

•
Fiscal 2022 – The 52 weeks ended January 27, 2023

•
GAAP – Accounting principles generally accepted in the United States

•
LIBOR – London inter-bank offered rate

•
Option Awards – Stock option awards

•
Performance Awards – Performance-based stock awards

•
SEC – United States Securities and Exchange Commission

•
Second Quarter 2023 - The 13 weeks ended July 28, 2023

•
SOFR – Secured Overnight Funding Rate

•
Target Shares – Number of restricted stock units awarded to a recipient which reflects the number of shares to be delivered based on achievement of target performance goals

•
Term Loan Facility – Term loan credit agreement, dated as of September 9, 2020, among the Company, Fortress Credit Corp., as Administrative Agent and Collateral Agent, and the lenders party thereto, as amended to date

•
Third Quarter 2022 – The 13 weeks ended October 28, 2022

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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2020, the FASB issued ASU 2020-04, Reference Reform Rate (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference reform if certain criteria are met. These transactions include contract modifications, hedge relationships and sale or transfer of debt securities classified as held-to-maturity. This ASU, which was effective upon issuance and modified by ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of Sunset Date of Topic 848, may be applied through December 31, 2024, is applicable to all contracts and hedging relationships that reference the LIBOR or any other reference rate expected to be discontinued. The guidance in ASU 2020-04 may be implemented over time as reference rate reform activities occur.

As part of the response to the reference rate reform, during Second Quarter 2023, the Company amended the Debt Facilities to replace the interest rate based upon the LIBOR benchmark to the SOFR benchmark. See Note 5. Debt for additional details regarding these changes. Concurrent with the amendments, the Company adopted ASU 2020-04. The Company utilized optional practical expedients for contract modifications under ASC 848-20-358 Contracts within the Scope of Topic 470 and the adoption of ASU 2020-04 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

The following table summarizes the components of basic and diluted EPS:

	13 Weeks Ended		26 Weeks Ended
(in thousands, except per share amounts)	July 28, 2023	July 29, 2022	July 28, 2023	July 29, 2022
Net loss	$(8,018)	$(2,179)	$(9,670)	$(4,550)

Basic weighted average common shares outstanding	32,117	33,361	32,280	33,262
Dilutive effect of stock awards	—	—	—	—
Diluted weighted average common shares outstanding	32,117	33,361	32,280	33,262

Basic loss per share	$(0.25)	$(0.07)	$(0.30)	$(0.14)
Diluted loss per share	$(0.25)	$(0.07)	$(0.30)	$(0.14)

Stock awards are considered anti-dilutive based on the application of the treasury stock method or in the event of a net loss. Anti-dilutive shares excluded from the diluted weighted average shares outstanding were 1,617,940 anti-dilutive shares in the 13 weeks ended July 28, 2023, 1,098,859 anti-dilutive shares in the 13 weeks ended July 29, 2022, 1,411,376 anti-dilutive shares in the 26 weeks ended July 28, 2023 and 1,209,586 anti-dilutive shares in the 26 weeks ended July 29, 2022.

NOTE 4. OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) encompasses all changes in equity other than those arising from transactions with stockholders and is comprised solely of foreign currency translation adjustments.

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 28, 2023	July 29, 2022	July 28, 2023	July 29, 2022
Beginning balance: Accumulated other comprehensive loss (net of tax of $4,503, $4,184, $4,525 and $3,361 respectively)	$(16,941)	$(15,736)	$(17,022)	$(12,642)
Other comprehensive income (loss):
Foreign currency translation adjustments (net of tax of ($186), $223, ($208) and $1,046 respectively)	700	(843)	781	(3,937)
Ending balance: Accumulated other comprehensive loss (net of tax of $4,317, $4,407, $4,317 and $4,407 respectively)	$(16,241)	$(16,579)	$(16,241)	$(16,579)

No amounts were reclassified out of Accumulated other comprehensive (loss) during any of the periods presented.

NOTE 5. DEBT

ABL Facility

The Company’s $275.0 million committed revolving ABL Facility includes a $70.0 million sublimit for letters of credit and is available for working capital and other general corporate liquidity needs. The amount available to borrow is the lesser of (1) the Aggregate Commitments of $275.0 million (“ABL Facility Limit”) or (2) the Borrowing Base which is calculated from Eligible

Inventory, Trade Receivables and Credit Card Receivables, all foregoing capitalized terms not defined herein are as defined in the ABL Facility.

The following table summarizes the Company’s ABL Facility borrowing availability:

	July 28, 2023		July 29, 2022		January 27, 2023
(in thousands)	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
ABL Facility Limit	$275,000		$275,000		$275,000
Borrowing Base	207,326		288,498		274,354

Outstanding borrowings	70,000	6.82%	135,000	3.51%	100,000	6.27%
Outstanding letters of credit	8,554		13,828		10,557
ABL Facility utilization at end of period	78,554		148,828		110,557

ABL Facility borrowing availability	$128,772		$126,172		$163,797

Long-Term Debt

The Company’s September 9, 2020 Term Loan Facility provided borrowings of $275.0 million. Origination costs, including an Original Issue Discount (“OID”) of 3% and $5.1 million in debt origination fees, were paid in connection with entering into the Term Loan Facility. The OID and the debt origination fees are presented as a direct deduction from the carrying value of the Term Loan Facility and are amortized over the term of the loan to Interest expense in the Condensed Consolidated Statements of Operations.

The Company’s long-term debt consisted of the following:

	July 28, 2023		July 29, 2022		January 27, 2023
(in thousands)	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Term Loan Facility	$237,188	14.97%	$250,938	12.12%	$244,063	14.13%
Less: Current portion of long-term debt	13,750		13,750		13,750
Less: Unamortized debt issuance costs	5,416		8,240		6,807
Long-term debt, net	$218,022		$228,948		$223,506

Interest; Fees

Effective May 12, 2023, the Company executed the Fourth Amendment (the “Fourth Amendment”) to the ABL Facility which replaced the interest rate benchmark based on LIBOR with an interest rate benchmark based on SOFR plus an adjustment of 0.10% for all loans (“ABL Adjusted SOFR”). This transition resulted in no material interest rate impact. The ABL Adjusted SOFR rate is now available for all new loans after the effective date of the Fourth Amendment.

Effective with the Fourth Amendment, the ABL Facility interest rate, selected at the borrower’s election, is either (1) ABL Adjusted SOFR, or (2) a base rate which is the greater of (a) the federal funds rate plus 0.50%, (b) the one-month ABL Adjusted SOFR rate plus 1.00%, or (c) the Wells Fargo “prime rate”. The borrowing margin for ABL Adjusted SOFR loans is (i) less than $95.0 million, 1.25%, (ii) equal to or greater than $95.0 million but less than $180.0 million, 1.50%, and (iii) greater than or equal to $180.0 million, 1.75%. For base rate loans, the borrowing margin is (i) less than $95.0 million, 0.50%, (ii) equal to or greater than $95.0 million but less than $180.0 million, 0.75%, and (iii) greater than or equal to $180.0 million, 1.00% (“Applicable Borrowing Margin”). The Applicable Borrowing Margin for all loans is based upon the average daily total loans outstanding for the previous quarter.

Prior to the Fourth Amendment to the ABL Facility, the interest rate, selected at the borrower’s election, was either (1) LIBOR (plus the Applicable Borrowing Margin), or (2) a base rate (plus the Applicable Borrowing Margin) which was the greater of (a) the federal funds rate plus 0.50%, (b) the one-month LIBOR rate plus 1.00%, or (c) the Wells Fargo “prime rate”.

Effective June 22, 2023, the Company entered into Amendment No. 1 (the “First Amendment”) to the Term Loan Facility which (subject to a 1% floor) replaced the interest rate benchmark based upon LIBOR with an interest rate benchmark based upon SOFR plus adjustments of either (a) 0.11448% for a one-month interest period, (b) 0.26161% for a three-month interest period, or (c) 0.42826% for a six-month interest period (“Term Loan Adjusted SOFR”). This transition resulted in no material interest rate impact.

Effective with the First Amendment to the Term Loan Facility, the interest rate per annum applicable to the loans under the Term Loan Facility is based on a fluctuating rate of interest measured by reference to, at the borrower’s election, either (1) a Term Adjusted Loan SOFR rate plus 9.75% or (2) an alternative base rate (which is the greater of (i) the prime rate published in the Wall Street Journal, (ii) the federal funds rate, which shall be no lower than 0.00% plus ½ of 1.00%, or (iii) the one month Term Loan Adjusted SOFR rate plus 1.00% per annum) plus 8.75%.

Prior to the First Amendment to the Term Loan Facility, the interest rate per annum applicable to the loans under the Term Loan Facility was based on a fluctuating rate of interest measured by reference to, at the borrower’s election, either (1) a LIBOR rate (with a minimum rate of 1.00%) plus 9.75% or (2) an alternative base rate (which was the greater of (i) the prime rate published in the Wall Street Journal, (ii) the federal funds rate, which was to be no lower than 0.00% plus ½ of 1.00%, or (iii) the one month LIBOR rate plus 1.00% per annum) plus 8.75%.

During Second Quarter 2023, the Company adopted ASU 2020-04, the optional practical expedient for Reference Rate Reform related to its Debt Facilities and as such, these amendments are treated as a continuation of the existing debt agreement and no gain or loss on these modifications were recorded in the Condensed Consolidated Statement of Operations.

Customary agency fees are payable in respect of the Debt Facilities. The ABL Facility fees include (i) commitment fees of 0.25% based upon the average daily unused commitment (aggregate commitment less loans and letter of credit outstanding) under the ABL Facility for the preceding fiscal quarter and (ii) customary letter of credit fees. As of July 28, 2023, the Company had borrowings of $70.0 million under the ABL Facility.

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

As of July 28, 2023, the Company was in compliance with its financial covenants in the Debt Facilities.

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
•
Performance Awards are in the form of restricted stock units and have, in addition to a service requirement, performance criteria that must be achieved for the awards to be earned. In addition, beginning with awards granted in 2023, Performance Awards are subject to a relative total shareholder return (”TSR”) modifier which is based on the Company’s total return to stockholders over the measurement period relative to a custom peer group. For Performance Awards granted, the Target Shares earned can range from 50% to 200% (such result, the “Earned Shares”) once minimum thresholds have been reached and depend on the achievement of Adjusted EBITDA and revenue performance measures, for the cumulative period comprised of three-consecutive fiscal years beginning with the fiscal year of the grant date. The TSR modifier can result in an adjustment of 75% to 125% of the Earned Shares, subject to an overall cap of 200% and a modifier limitation to 100% in the event TSR is negative. Performance Awards are also subject to limitations under the Company’s stockholder approved stock plans. The applicable percentage of the Target Shares, as determined by performance, vest after the completion of the applicable three-year performance period and upon determination of achievement of the performance measures by the Compensation Committee of the Board of Directors, and unearned Target Shares are forfeited. The fair value of the Performance Awards granted before 2023 are based on the closing price of the Company’s common stock on the grant date. For awards with market conditions, the grant date fair value is based on the Monte Carlo simulation model. Stock-based compensation expense, including awards with market conditions, is recognized ratably over the related service period, reduced for estimated forfeitures of those awards not expected to vest due to employee turnover and adjusted based on the Company’s estimate of the percentage of the aggregate Target Shares expected to be earned. The Company accrues for Performance Awards on a 100% payout unless it becomes probable that the outcome will be significantly different, or the performance can be accurately measured.

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

The following table provides a summary of the Company’s stock-based compensation expense, which is included in Selling and administrative expense in the Condensed Consolidated Statements of Operations:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 28, 2023	July 29, 2022	July 28, 2023	July 29, 2022
Deferred awards	$1,242	$1,350	$2,221	$2,905
Performance awards	(536)	569	(536)	498
Option awards	104	—	208	—
Total stock-based compensation expense	$810	$1,919	$1,893	$3,403

Deferred Awards

The following table provides a summary of the Deferred Awards activity for the 26 weeks ended July 28, 2023:

	Deferred Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested deferred awards as of January 27, 2023	906	$16.46
Granted	836	8.54
Vested	(410)	12.35
Forfeited or expired	(74)	20.68
Unvested deferred awards as of July 28, 2023	1,258	$12.28

Total unrecognized stock-based compensation expense related to unvested Deferred Awards was approximately $10.8 million as of July 28, 2023, which is expected to be recognized ratably over a weighted average period of 2.3 years. The total fair value of Deferred Awards vested during the 26 weeks ended July 28, 2023 was $5.1 million. The Deferred Awards granted to employees during the 26 weeks ended July 28, 2023 vest over a period of three years.

Performance Awards

The following table provides a summary of the Performance Awards activity for the 26 weeks ended July 28, 2023:

	Performance Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested performance awards as of January 27, 2023	355	$24.39
Granted	567	9.74
Vested	—	—
Forfeited or expired	(55)	24.33
Unvested performance awards as of July 28, 2023	867	$14.81

Total unrecognized stock-based compensation expense related to unvested Performance Awards was approximately $4.4 million as of July 28, 2023 which is expected to be recognized ratably over a weighted average period of 2.7 years. The Performance Awards granted to employees during the 26 weeks ended July 28, 2023 vest, if earned, after completion of the applicable three-year performance period. The fair value for the Performance Awards granted during the 26 weeks ended July 28, 2023, which includes a relative TSR modifier, was estimated on the grant date using a Monte Carlo simulation with the below noted assumptions:

Monte Carlo Simulation Assumptions
Risk-free interest rate (1)	4.46%
Expected dividend yield	0.00%
Expected volatility (2)	78.04%
Expected term (in years) (3)	2.63
Grant date fair value per share	$9.74

(1)
The risk-free interest is based on the continuously compounded yield on a zero-coupon U.S. Treasury STRIPS as of the grant date for a period equal to the expected term.
(2)
The expected volatility is estimated based on the historical volatility of the Company’s common stock with a term consistent with the expected term of the performance award.
(3)
The expected term (in years) of the performance award represents the estimated period of time from the grant date to the end of the performance period.

Option Awards

During the 26 weeks ended July 28, 2023 there was no Option Awards activity. The following table provides a summary of information about the Option Awards vested and expected to vest during the contractual term, as well as Option Awards exercisable as of July 28, 2023:

(in thousands, except contractual life and exercise price amounts)	Option Awards	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Option Awards vested and expected to vest	511	5.49	$16.08	—
Option Awards exercisable	343	3.63	$18.66	—

Total unrecognized stock-based compensation expense related to Option Awards was approximately $0.9 million as of July 28, 2023, which is expected to be recognized over a weighted average period of 2.3 years.

NOTE 7. STOCKHOLDERS’ EQUITY

Share Repurchase Program

On June 28, 2022, the Company announced that its Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock through February 2, 2024 (the “2022 Share Repurchase Program”). Under the 2022 Share Repurchase Program, the Company may repurchase its common stock through open market purchases, in privately negotiated transactions, or by other means in accordance with federal securities laws, including Rule 10b-18 of the Exchange Act. The amount and timing of purchases will be determined by the Company’s management depending upon market conditions and other factors and may be made pursuant to a Rule 10b5-1 trading plan. The 2022 Share Repurchase Program may be suspended or discontinued at any time. As of July 28, 2023, additional purchases of up to $34.8 million could be made under the 2022 Share Repurchase Program.

The following table summarizes the Company’s share repurchases through July 28, 2023:

	13 Weeks Ended		26 Weeks Ended
(Shares and $ in thousands except average per share cost)	July 28, 2023	July 29, 2022	July 28, 2023	July 29, 2022
Number of shares repurchased	403	212	833	212
Total cost	$3,000	$2,353	$6,772	2,353
Average per share cost	$7.45	$11.10	$8.13	11.10

The Company retired all shares that were repurchased through the 2022 Share Repurchase Program during the 26 weeks ended July 28, 2023. In accordance with the FASB ASC 505—Equity, the par value of the shares retired was charged against Common stock and the remaining purchase price was allocated between Additional paid-in capital and Retained earnings. The portion charged against Additional paid-in capital is determined based on the Additional paid-in capital per share amount recorded in the initial issuance of the shares with the remaining to Retained earnings. Shares purchased at a price less than that of initial issuance is charged only against Additional paid-in capital. In addition, the total cost of the broker commissions is charged directly to Retained earnings. No amount was charged to Retained earnings for the shares retired during the 13 and 26 weeks ended July 28, 2023.

NOTE 8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	July 28, 2023	July 29, 2022	January 27, 2023
Deferred gift card revenue	$33,556	$31,444	$33,029
Accrued employee compensation and benefits	22,922	24,817	18,125
Reserve for sales returns and allowances	18,404	19,857	25,030
Accrued property, sales and other taxes	8,300	7,863	9,780
Deferred revenue	8,081	9,757	7,484
Other	9,369	7,277	13,308
Total Accrued expenses and other current liabilities	$100,632	$101,015	$106,756

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

In Third Quarter 2022, the Company commenced recording approximately $3.9 million one-time closing costs for employee severance and benefit costs, early termination and restoration costs of leased facilities and contract cancellation and other costs. During the 26 weeks ended July 28, 2023, the Company recognized one-time closing costs for contract cancellation and other costs of approximately $0.1 million reported in Other operating expense, net in the Condensed Consolidated Statement of Operations. As of July 28, 2023 the remaining balance of accrued closing costs related to Lands’ End Japan was approximately $45 thousand and is included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

NOTE 10. FAIR VALUE MEASUREMENTS OF FINANCIAL ASSETS AND LIABILITIES

Restricted cash is reflected on the Condensed Consolidated Balance Sheets at fair value. The fair value of restricted cash was $1.8 million, $2.1 million, and $1.8 million as of July 28, 2023, July 29, 2022 and January 27, 2023, respectively, based on Level 1 inputs. Restricted cash amounts are valued based upon statements received from financial institutions.

Carrying amounts and fair values of long-term debt, including current portion, in the Condensed Consolidated Balance Sheets are as follows:

	July 28, 2023		July 29, 2022		January 27, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$237,188	$226,786	$250,938	$239,079	$244,063	$241,728

Long-term debt, including current portion, was valued by management utilizing Level 3 valuation techniques as of July 28, 2023, July 29, 2022 and January 27, 2023. There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis as of July 28, 2023, July 29, 2022 and January 27, 2023.

NOTE 11. INCOME TAXES

Provision for Income Taxes

At the end of each quarter, the Company estimates its effective income tax rate pursuant to ASC 740. The rate for the period consists of the tax rate expected to be applied for the full year to ordinary income adjusted for any discrete items recorded in the period.

The Company recorded a tax expense at an overall effective tax rate of (32.4)% for the 13 weeks ended July 28, 2023 and a tax benefit at an overall effective tax rate of 29.8% for the 13 weeks ended July 29, 2022. The Company recorded a tax expense at an overall rate of (17.5)% for the 26 weeks ended July 28, 2023, and tax benefit at an overall effective tax rate of 36.9% for the 26 weeks ended July 29, 2022. The overall effective tax rate for the 13 and 26 weeks ended July 28, 2023 reflects a one-time tax expense related to the write-off of deferred tax benefits for stock-based compensation. The overall effective tax rate for the 26 weeks ended July 29, 2022 reflects a tax benefit as a result of stock-based compensation recorded in First Quarter 2022.

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

NOTE 13. SEGMENT REPORTING

For the 26 weeks ended July 28, 2023, the Company’s operating segments consisted of: U.S. eCommerce, Europe eCommerce, Outfitters, Third Party and Retail. During the 26 weeks ended July 29, 2022, the Company’s operating segments included Japan eCommerce. See Note 9, Lands’ End Japan Closing.

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

•
Retail sells products through Company Operated stores.

Net revenue is presented by distribution channel in the following tables:

	13 Weeks Ended	% of Net	13 Weeks Ended	% of Net
(in thousands)	July 28, 2023	Revenue	July 29, 2022	Revenue
Net revenue:
U.S. eCommerce	$195,921	60.6%	$203,288	57.9%
International (1)	22,818	7.1%	36,373	10.4%
Outfitters	67,984	21.0%	70,669	20.1%
Third Party	24,395	7.5%	27,290	7.8%
Retail	12,245	3.8%	13,558	3.9%
Total Net revenue	$323,363		$351,178

	26 Weeks Ended	% of Net	26 Weeks Ended	% of Net
(in thousands)	July 28, 2023	Revenue	July 29, 2022	Revenue
Net revenue:
U.S. eCommerce	$373,623	59.0%	$378,181	57.8%
International (1)	48,210	7.6%	80,551	12.3%
Outfitters	141,953	22.4%	124,631	19.0%
Third Party	47,384	7.5%	48,932	7.5%
Retail	21,751	3.4%	22,548	3.4%
Total Net revenue	$632,921		$654,843
(1)
The 13 weeks and 26 weeks ended July 29, 2022 includes Net revenue of $7.6 million and $16.1 million, respectively, from the Japan eCommerce distribution channel. See Note 9, Lands’ End Japan Closing.

NOTE 14. REVENUE

Revenue includes sales of merchandise and delivery revenue related to merchandise sold. Substantially all of the Company’s revenue is recognized when control of product passes to customers, which for the U.S. eCommerce, International, Outfitters and Third Party distribution channels is when the merchandise is received by the customer and for the Retail distribution channel is at the time of sale in the store. The Company recognizes revenue, including shipping and handling fees billed to customers, in the amount expected to be received when control of the Company’s products transfers to customers, and is presented net of various forms of promotions, which range from contractually fixed percentage price reductions to sales returns, discounts, and other incentives that may vary in amount. Variable amounts are estimated based on an analysis of historical experience and adjusted as better estimates become available.

The Company’s revenue is disaggregated by distribution channel and geographic location. Revenue by distribution channel is presented in Note 13, Segment Reporting. Revenue by geographic location was:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 28, 2023	July 29, 2022	July 28, 2023	July 29, 2022
Net revenue:
United States	$296,653	$310,151	$577,057	$565,425
Europe	23,305	29,311	49,182	65,440
Asia (1)	129	7,742	286	16,439
Other	3,276	3,974	6,396	7,539
Total Net revenue	$323,363	$351,178	$632,921	$654,843
(1)
The 13 weeks and 26 weeks ended July 29, 2022 includes Net revenue of $7.6 million and $16.1 million, respectively, from the Japan eCommerce distribution channel. See Note 9, Lands’ End Japan Closing.

Contract Liabilities

Contract liabilities consist of payments received in advance of the transfer of control to the customer. As products are delivered and control transfers, the Company recognizes the deferred revenue in Net revenue in the Condensed Consolidated Statements of Operations. The following table summarizes the deferred revenue associated with payments received in advance of the transfer of control to the customer, which is reported in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets, as well as amounts recognized through Net revenue for each period presented. The majority of deferred revenue as of July 28, 2023 is expected to be recognized in Net revenue in the fiscal quarter ending October 27, 2023, as products are delivered to customers.

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 28, 2023	July 29, 2022	July 28, 2023	July 29, 2022
Deferred revenue beginning of period	$6,019	$6,074	$7,484	$8,560
Deferred revenue recognized in period	(5,805)	(5,860)	(7,270)	(8,346)
Revenue deferred in period	7,867	9,543	7,867	9,543
Deferred revenue end of period	$8,081	$9,757	$8,081	$9,757

Revenue from gift cards is recognized (i) when the gift card is redeemed by the customer for merchandise, or (ii) as gift card breakage, an estimate of gift cards which will not be redeemed where the Company does not have a legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions. Gift card breakage is recorded within Net revenue in the Condensed Consolidated Statements of Operations. Prior to their redemption, gift cards are recorded as a liability and included within Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. The liability is estimated based on expected breakage that considers historical patterns of redemption. The following table provides the reconciliation of the contract liability related to gift cards:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 28, 2023	July 29, 2022	July 28, 2023	July 29, 2022
Balance as of beginning of period	$34,222	$32,015	$33,029	$33,070
Gift cards sold	13,171	17,042	28,786	31,670
Gift cards redeemed	(13,048)	(17,245)	(26,682)	(32,713)
Gift card breakage	(789)	(368)	(1,577)	(583)
Balance as of end of period	$33,556	$31,444	$33,556	$31,444

Refund Liabilities

Refund liabilities, primarily associated with product sales returns and retrospective volume rebates, represent variable consideration and are estimated and recorded as a reduction to Net revenue based on historical experience. As of July 28, 2023, July 29, 2022 and January 27, 2023, $18.4 million, $19.9 million and $25.0 million, respectively, of refund liabilities, primarily associated with product returns, were reported in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. An asset for product returns is recorded in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

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
•
First Quarter 2022 - The 13 weeks ended April 29, 2022
•
Fiscal 2023 – The 53 weeks ending February 2, 2024
•
Fiscal 2022 – The 52 weeks ended January 27, 2023
•
Fiscal 2021 – The 52 weeks ended January 28, 2022
•
GAAP – Accounting principles generally accepted in the United States
•
LIBOR – London inter-bank offered rate
•
SEC – United States Securities and Exchange Commission
•
Second Quarter 2023 – The 13 weeks ended July 28, 2023
•
Second Quarter 2022 – The 13 weeks ended July 29, 2022
•
SOFR – Secured Overnight Funding Rate
•
Term Loan Facility – Term loan credit agreement, dated as of September 9, 2020, among the Company, Fortress Credit Corp., as Administrative Agent and Collateral Agent, and the lenders party thereto, as amended to date
•
Year-to-Date 2023 – The 26 weeks ended July 28, 2023
•
Year-to-Date 2022 – The 26 weeks ended July 29, 2022

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

We have one external reportable segment and identify our operating segments according to how our business activities are managed and evaluated. During Second Quarter 2023, our operating segments consisted of: U.S. eCommerce, Europe eCommerce, Outfitters, Third Party and Retail. Our operating segments included Japan eCommerce during the Second Quarter 2022 and Year-to-Date 2022. See Note 9, Lands’ End Japan Closing.

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

Results of Operations

The following table sets forth, for the periods indicated, selected income statement data, both in dollars and as a percentage of Net revenue:

	13 Weeks Ended
(in thousands)	July 28, 2023		July 29, 2022
Net revenue	$323,363	100.0%	$351,178	100.0%
Cost of sales (excluding depreciation and amortization)	183,766	56.8%	207,141	59.0%
Gross profit	139,597	43.2%	144,037	41.0%
Selling and administrative	123,866	38.3%	128,573	36.6%
Depreciation and amortization	9,543	3.0%	9,883	2.8%
Other operating expense, net	390	0.1%	39	0.0%
Operating income	5,798	1.8%	5,542	1.6%
Interest expense	12,024	3.7%	8,813	2.5%
Other income, net	(169)	(0.1)%	(166)	0.0%
Loss before income taxes	(6,057)	(1.9)%	(3,105)	(0.9)%
Income tax expense (benefit)	1,961	0.6%	(926)	(0.3)%
NET LOSS	$(8,018)	(2.5)%	$(2,179)	(0.6)%

	26 Weeks Ended
(in thousands)	July 28, 2023		July 29, 2022
Net revenue	$632,921	100.0%	$654,843	100.0%
Cost of sales (excluding depreciation and amortization)	355,387	56.2%	381,631	58.3%
Gross profit	277,534	43.8%	273,212	41.7%
Selling and administrative	242,380	38.3%	244,267	37.3%
Depreciation and amortization	18,844	3.0%	19,467	3.0%
Other operating expense, net	592	0.1%	39	0.0%
Operating income	15,718	2.5%	9,439	1.4%
Interest expense	24,307	3.8%	16,982	2.6%
Other income, net	(356)	(0.1)%	(328)	(0.1)%
Loss before income taxes	(8,233)	(1.3)%	(7,215)	(1.1)%
Income tax expense (benefit)	1,437	0.2%	(2,665)	(0.4)%
NET LOSS	$(9,670)	(1.5)%	$(4,550)	(0.7)%

Depreciation and amortization are not included in our cost of sales because we are a reseller of inventory and do not believe that including depreciation and amortization is meaningful. As a result, our gross margins may not be comparable to other entities that include depreciation and amortization related to the sale of their product in their gross margin measure.

Net Income (Loss) and Adjusted EBITDA

We recorded a Net loss of $8.0 million in Second Quarter 2023 compared to Net loss of $2.2 million in Second Quarter 2022. In addition to our Net income (loss) determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted EBITDA measurement. Adjusted EBITDA is computed as Net income (loss) appearing on the Condensed Consolidated Statements of Operations net of Income tax expense/(benefit), Interest expense, Depreciation and amortization and certain significant items as set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our business for comparable periods and as a basis for an executive compensation metric. The methods we use to calculate our non-GAAP financial measures may differ significantly from methods other companies use to compute similar measures. As a result, any non-GAAP financial measures presented herein may not be comparable to similar measures provided by other companies. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.

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

•
Lands’ End Japan closure – one-time closing costs, net of other operating income, recorded for the 13 and 26 weeks ended July 28, 2023.

•
Net gain or loss on disposal of property and equipment – disposal of property and equipment for the 13 and 26 weeks ended July 28, 2023 and July 29, 2022.

•
Other – amortization of transaction related costs associated with our Third Party distribution channel and other miscellaneous expenses for the 13 and 26 weeks ended July 28, 2023 and July 29, 2022.

The following table sets forth, for the periods indicated, selected income statement data, both in dollars and as a percentage of Net revenue:

	13 Weeks Ended
(in thousands)	July 28, 2023		July 29, 2022
Net loss	$(8,018)	(2.5)%	$(2,179)	(0.6)%
Income tax expense (benefit)	1,961	0.6%	(926)	(0.3)%
Other income, net	(169)	(0.1)%	(166)	(0.0)%
Interest expense	12,024	3.7%	8,813	2.5%
Operating income	5,798	1.8%	5,542	1.6%
Depreciation and amortization	9,543	3.0%	9,883	2.8%
Lands' End Japan closure	23	0.0%	—	—%
(Gain) loss on disposal of property and equipment	(23)	(0.0)%	39	0.0%
Other	484	0.1%	344	0.1%
Adjusted EBITDA	$15,825	4.9%	$15,808	4.5%

	26 Weeks Ended
(in thousands)	July 28, 2023		July 29, 2022
Net loss	$(9,670)	(1.5)%	$(4,550)	(0.7)%
Income tax expense (benefit)	1,437	0.2%	(2,665)	(0.4)%
Other income, net	(356)	(0.1)%	(328)	(0.1)%
Interest expense	24,307	3.8%	16,982	2.6%
Operating income	15,718	2.5%	9,439	1.4%
Depreciation and amortization	18,844	3.0%	19,467	3.0%
Landsʼ End Japan closure	99	0.0%	—	—%
Loss on disposal of property and equipment	100	0.0%	39	0.0%
Other	579	0.1%	688	0.1%
Adjusted EBITDA	$35,340	5.6%	$29,633	4.5%

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

Discussion and Analysis

Second Quarter 2023 compared with Second Quarter 2022

Net Revenue

Net revenue was $323.3 million for Second Quarter 2023, a decrease of $27.9 million or 7.9%, from $351.2 million during the Second Quarter 2022.

U.S. eCommerce Net revenue was $195.9 million for Second Quarter 2023, a decrease of $7.4 million or 3.6%, from $203.3 million during the Second Quarter 2022. The decrease in U.S. eCommerce was primarily driven by continued promotional productivity within swim and adjacent product categories more than offset by lower markdown inventory sales.

International eCommerce Net revenue was $22.8 million for Second Quarter 2023, a decrease of $13.6 million or 37.3%, from $36.4 million during the Second Quarter 2022. The decrease in International eCommerce was due to continued assortment editing with a focus on key categories and reduced markdown inventories in Europe and the closing of Lands’ End Japan at the end of Fiscal 2022. Excluding the $7.6 million of Lands’ End Japan, Net revenue for International eCommerce decreased 20.8%.

Outfitters Net revenue was $68.0 million for Second Quarter 2023, a decrease of $2.7 million or 3.8%, from $70.7 million during the Second Quarter 2022. The decrease was primarily driven by the conclusion of the Delta Air Lines contract in the First Quarter 2023 partially offset by school uniform revenue increasing high single digits year over year. Excluding the $4.9 million decrease in year over year revenue from the Delta Air Lines business, Net revenue for the Outfitters business increased 3.5%.

Third Party Net revenue was $24.4 million for Second Quarter 2023, a decrease of $2.9 million or 10.6%, from $27.3 million during the Second Quarter 2022. The decrease was primarily attributed to weaker than expected online demand performance at Kohl’s partially offset by continued growth of existing marketplaces.

Retail Net revenue was $12.2 million for Second Quarter 2023, a decrease of $1.3 million or 9.7%, from $13.5 million during the Second Quarter 2022. Our U.S. Company Operated stores experienced a decrease of 7.5% in Same Store Sales as compared to the Second Quarter 2022. On July 28, 2023 there were 27 U.S. Company Operated stores, compared to 30 U.S. Company Operated stores on July 29, 2022.

Gross Profit

Gross profit was $139.6 million for Second Quarter 2023, a decrease of $4.4 million or 3.1% from $144.0 million during the Second Quarter of 2022. Gross margin increased approximately 220 basis points to 43.2% in Second Quarter 2023, compared with 41.0% in Second Quarter 2022. The Gross margin improvement was primarily driven by leveraging the strength in the swim and adjacent product categories across the channels, reduction in markdown inventory and improvements in supply chain costs in the second quarter of fiscal 2023 compared to the prior year.

Selling and Administrative Expenses

Selling and administrative expenses decreased $4.7 million to $123.9 million or 38.3% of total Net revenue in Second Quarter 2023 compared with $128.6 million or 36.6% of Net revenue in Second Quarter 2022. The approximately 170 basis points increase was driven by deleveraging from lower revenues, partially offset by lower digital marketing spend and continued cost controls.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.4 million to $9.5 million in Second Quarter 2023 compared with $9.9 million in the Second Quarter 2022.

Other Operating Expense

Other operating expense, net was $0.4 million in Second Quarter 2023 compared to an insignificant amount in Second Quarter 2022.

Operating Income

Operating income was $5.8 million in Second Quarter 2023 compared to $5.5 million in Second Quarter 2022. The $0.3 million increase was driven by the increase in Gross profit slightly offset by higher selling and administrative expenses.

Interest Expense

Interest expense was $12.0 million in Second Quarter 2023 compared to $8.8 million in Second Quarter 2022. The $3.2 million increase was driven by higher applicable interest rates under the Debt Facilities.

Other Expense (Income)

Other income remained unchanged at $0.2 million in Second Quarter 2023 and Second Quarter 2022, respectively.

Income Tax (Benefit) Expense

We recorded an income tax expense at an overall effective tax rate of (32.4)% for Second Quarter 2023 and income tax benefit at an overall effective tax rate of 29.8% for Second Quarter 2022. The overall effective tax rate for the Second Quarter 2023 reflects a one-time tax expense related to the write-off of deferred tax benefits for stock-based compensation.

Net Income (Loss)

As a result of the above factors, Net loss was $8.0 million and diluted loss per share was $0.25 in Second Quarter 2023 compared with Net loss of $2.2 million and diluted loss per share of $0.07 in Second Quarter 2022.

Adjusted EBITDA

As a result of the above factors, Adjusted EBITDA was $15.8 million in both Second Quarter 2023 and Second Quarter 2022, respectively.

Year-to-Date 2023 compared with Year-to-Date 2022

Net Revenue

Net revenue was $632.9 million for Year-to-Date 2023, a decrease of $21.9 million or 3.3%, from $654.8 million during the Year-to-Date 2022.

U.S. eCommerce Net revenue was $373.6 million for Year-to-Date 2023, a decrease of $4.6 million or 1.2%, from $378.2 million during the Year-to-Date 2022. The decrease in U.S. eCommerce was primarily driven by continued promotional productivity within swim and our adjacent product categories more than offset by lower markdown inventory sales.

International eCommerce Net revenue was $48.2 million for Year-to-Date 2023, a decrease of $32.4 million or 40.1%, from $80.6 million during the Year-to-Date 2022. The decrease in International eCommerce was due to continued assortment editing with a focus on key categories and reduced markdown inventories in Europe and the closing of Lands’ End Japan at the end of Fiscal 2022. Excluding the $16.1 million of Lands’ End Japan, Net revenue for International eCommerce decreased 25.2%.

Outfitters Net revenue was $142.0 million for Year-to-Date 2023, an increase of $17.4 million or 13.9%, from $124.6 million during the Year-to-Date 2022. Compared to the Year-to-Date 2022, the increase was primarily driven by inventory sales to Delta Air Lines at the conclusion of their five-year contract in the First Quarter 2023 as well as an increase in the school uniform business. Excluding the $13.4 million increase in year over year revenue from the Delta Air Lines business, Net revenue for the Outfitters business increased by 3.6%.

Third Party Net revenue was $47.4 million for Year-to-Date 2023, a decrease of $1.5 million or 3.2% from $48.9 million during the Year-to-Date 2022. The decrease was primarily driven by a decline in the Kohl’s online marketplace and stores partially offset by growth in existing online marketplaces.

Retail Net revenue was $21.8 million for Year-to-Date 2023, a decrease of $0.7 million or 3.5%, from $22.5 million during the Year-to-Date 2022. Our U.S. Company Operated stores experienced a decrease of 0.6% in Same Store Sales as compared to the Year-to-Date 2022. On July 28, 2023 there were 27 U.S. Company Operated stores compared to 30 U.S. Company Operated stores on July 29, 2022.

Gross Profit

Gross profit was $277.5 million for Year-to-Date 2023, an increase of $4.3 million or 1.6% from $273.2 million during Year-to-Date 2022. Gross margin increased to 43.8% in Year-to-Date 2023, compared with 41.7% in Year-to-Date 2022. The 210 basis point improvement in gross margin was primarily driven by leveraging the strength in the swim and adjacent product categories across the channels, reduction in markdown inventory and improvements in supply chain costs for Year-to-Date 2023 compared to the prior year.

Selling and Administrative Expenses

Selling and administrative expenses decreased $1.9 million to $242.4 million or 38.3% of total Net revenue in Year-to-Date 2023 compared with $244.3 million or 37.3% of Net revenue in Year-to-Date 2022. The approximately 100 basis point increase was driven by deleveraging from lower revenues, partially offset by lower digital marketing spend and continued cost controls.

Depreciation and Amortization

Depreciation and amortization expense was $18.8 million in Year-to-Date 2023, a decrease of $0.7 million or 3.6%, compared with $19.5 million in Year-to-Date 2022.

Other Operating Expense

Other operating expense, net was $0.6 million in Year-to-Date 2023 compared to an insignificant amount in Year-to-Date 2022.

Operating Income (Loss)

Operating income was $15.7 million in Year-to-Date 2023 compared to Operating income of $9.4 million in Year-to-Date 2022. The $6.3 million increase was driven by the increase in Gross Profit and decrease in Selling and administrative expenses.

Interest Expense

Interest expense was $24.3 million in Year-to-Date 2023 compared to $17.0 million in Year-to-Date 2022. The $7.3 million increase was primarily attributed to higher applicable interest rates on the Debt Facilities.

Other Expense (Income)

Other income was $0.4 million in Year-to-Date 2023 compared to other income $0.3 million in Year-to-Date 2022.

Income Tax (Benefit) Expense

We recorded an income tax expense at an overall effective tax rate of (17.5)% for Year-to-Date 2023 and an income tax benefit at an overall effective tax rate of 36.9% for Year-to-Date 2022. The overall effective tax rate for Year-to-Date 2023 reflects a one-time tax expense related to the write-off of deferred tax benefits for stock-based compensation. The overall effective tax rate for Year-to-Date 2022 reflects a tax benefit as a result of stock-based compensation recorded in First Quarter 2022.

Net Income (Loss)

As a result of the above factors, Net loss was $9.6 million and diluted loss per share was $0.30 in Year-to-Date 2023 compared with Net loss of $4.5 million and diluted earnings per share of $0.14 in Year-to-Date 2022.

Adjusted EBITDA

As a result of the above factors, Adjusted EBITDA was $35.3 million in Year-to-Date 2023 compared to $29.6 million in Year-to-Date 2022.

Liquidity and Capital Resources

Our primary need for liquidity is to fund working capital requirements of our business, capital expenditures, debt service and for general corporate purposes. Our cash and cash equivalents and the ABL Facility serve as sources of liquidity for short-term working capital needs and general corporate purposes. The ABL Facility had a balance outstanding of $70.0 million on July 28, 2023, other than letters of credit. Cash generated from our net revenue and profitability, and to a lesser extent our changes in working capital, are driven by the seasonality of our business, with a significant amount of net revenue and operating cash flows generally occurring in the fourth fiscal quarter of each year. We expect that our cash on hand and cash flows from operations, along with revolving on the ABL Facility, will be adequate to meet our capital requirements and operational needs for at least the next 12 months.

Description of Material Indebtedness

Debt Arrangements

Our $275.0 million committed revolving ABL Facility includes a $70.0 million sublimit for letters of credit and is available for working capital and other general corporate liquidity needs. The amount available to borrow is the lesser of (1) the Aggregate Commitments of $275.0 million (“ABL Facility Limit”) or (2) the Borrowing Base which is calculated from Eligible Inventory, Trade Receivables and Credit Card Receivables, all foregoing capitalized terms not defined herein are as defined in the ABL Facility. The balance outstanding on July 28, 2023 and July 29, 2022 was $70.0 million and $135.0 million, respectively. The balance of outstanding letters of credit was $8.6 million and $13.8 million on July 28, 2023 and July 29, 2022, respectively.

On September 9, 2020, we entered into the Term Loan Facility which provided borrowings of $275.0 million. Origination costs, including an Original Issue Discount (“OID”) of 3% and $5.1 million in debt origination fees, were paid in connection with entering into the Term Loan Facility.

Interest; Fees

Effective May 12, 2023, we executed the Fourth Amendment (the “Fourth Amendment”) to the ABL Facility which replaced the interest rate benchmark based on LIBOR with an interest rate benchmark based on SOFR plus an adjustment of 0.10% for all loans (“ABL Adjusted SOFR”). This transition resulted in no material interest rate impact. The ABL Adjusted SOFR rate is now available for all new loans after the effective date of the Fourth Amendment.

Effective with the Fourth Amendment, the ABL Facility interest rate, selected at the borrower’s election, is either (1) ABL Adjusted SOFR, or (2) a base rate which is the greater of (a) the federal funds rate plus 0.50%, (b) the one-month ABL Adjusted SOFR rate plus 1.00%, or (c) the Wells Fargo “prime rate”. The borrowing margin for ABL Adjusted SOFR loans is (i) less than $95.0 million, 1.25%, (ii) equal to or greater than $95.0 million but less than $180.0 million, 1.50%, and (iii) greater than or equal to $180.0 million, 1.75%. For base rate loans, the borrowing margin is (i) less than $95.0 million, 0.50%, (ii) equal to or greater than $95.0 million but less than $180.0 million, 0.75%, and (iii) greater than or equal to $180.0 million, 1.00% (“Applicable Borrowing Margin”). The Applicable Borrowing Margin for all loans is based upon the average daily total loans outstanding for the previous quarter.

Prior to the Fourth Amendment to the ABL Facility, the interest rate, selected at the borrower’s election, was either (1) LIBOR (plus the Applicable Borrowing Margin), or (2) a base rate (plus the Applicable Borrowing Margin) which was the greater of (a) the federal funds rate plus 0.50%, (b) the one-month LIBOR rate plus 1.00%, or (c) the Wells Fargo “prime rate”.

Effective June 22, 2023, we entered into Amendment No. 1 (the “First Amendment”) to the Term Loan Facility which (subject to a 1% floor) replaced the interest rate benchmark based upon LIBOR with an interest rate benchmark based upon SOFR plus adjustments of either (a) 0.11448% for a one-month interest period, (b) 0.26161% for a three-month interest period, or (c) 0.42826% for a six-month interest period (“Term Loan Adjusted SOFR”). This transition resulted in no material interest rate impact.

Effective with the First Amendment to the Term Loan Facility, the interest rate per annum applicable to the loans under the Term Loan Facility is based on a fluctuating rate of interest measured by reference to, at the borrower’s election, either (1) a Term Adjusted Loan SOFR rate plus 9.75% or (2) an alternative base rate (which is the greater of (i) the prime rate published in the Wall

Street Journal, (ii) the federal funds rate, which shall be no lower than 0.00% plus ½ of 1.00%, or (iii) the one month Term Loan Adjusted SOFR rate plus 1.00% per annum) plus 8.75%.

Prior to the First Amendment to the Term Loan Facility, the interest rate per annum applicable to the loans under the Term Loan Facility was based on a fluctuating rate of interest measured by reference to, at the borrower’s election, either (1) a LIBOR rate (with a minimum rate of 1.00%) plus 9.75% or (2) an alternative base rate (which was the greater of (i) the prime rate published in the Wall Street Journal, (ii) the federal funds rate, which was to be no lower than 0.00% plus ½ of 1.00%, or (iii) the one month LIBOR rate plus 1.00% per annum) plus 8.75%.

During Second Quarter 2023, we adopted ASU 2020-04, the optional practical expedient for Reference Rate Reform related to its Debt Facilities and as such, these amendments are treated as a continuation of the existing debt agreement and no gain or loss on these modifications were recorded in the Condensed Consolidated Statement of Operations.

Customary agency fees are payable in respect of the Debt Facilities. The ABL Facility fees include (i) commitment fees of 0.25% based upon the average daily unused commitment (aggregate commitment less loans and letter of credit outstanding) under the ABL Facility for the preceding fiscal quarter and (ii) customary letter of credit fees. As of July 28, 2023, we had borrowings of $70.0 million under the ABL Facility.

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

As of July 28, 2023, we were in compliance with our financial covenants in the Debt Facilities.

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

Cash Flows from Operating Activities

Net cash provided by operating activities was $54.8 million during Year-to-Date 2023 compared to net cash used in operating activities of $117.5 million during Year-To-Date 2022. The $172.3 million improvement in cash provided by operating activities was primarily due to the efficient management of inventory. We capitalized on a more stable supply chain and purchased less inventory than the prior year while receiving it closer to the selling season. Additionally, we benefited from timing of payments for current liabilities compared to last year.

Cash Flows from Investing Activities

Net cash used in investing activities was $22.9 million and $14.8 million during Year-To-Date 2023 and Year-To-Date 2022, respectively. Cash used in investing activities for both periods was primarily used for investments to update our digital information technology infrastructure.

For Fiscal 2023, we plan to invest approximately $35.0 million in capital expenditures for strategic investments and infrastructure, primarily in technology and general corporate needs.

Cash Flows from Financing Activities

Net cash used in financing activities was $44.9 million during Year-To-Date 2023, compared with net cash provided by financing activities of $121.5 million during Year-To-Date 2022. The decrease in net cash provided by financing activities is primarily due to lower inventory levels.

Contractual Obligations and Off-Balance-Sheet Arrangements

There have been no material changes to our contractual obligations and off-balance-sheet arrangements as discussed in our Annual Report on Form 10-K for the fiscal year ended January 27, 2023.

Financial Instruments with Off-Balance-Sheet Risk

The $275.0 million committed revolving ABL Facility includes a $70.0 million sublimit for letters of credit and has a maturity date of the earlier of (a) July 29, 2026 and (b) June 9, 2025 if, on or prior to such date, the Term Loan Facility has not been refinanced, extended or repaid in full in accordance with the terms thereof and not replaced with other indebtedness. The ABL Facility is available for working capital and other general corporate liquidity needs. The balance outstanding on July 28, 2023 and July 29, 2022 was $70.0 million and $135.0 million, respectively. The balance of outstanding letters of credit was $8.6 million and $13.8 million on July 28, 2023 and July 29, 2022, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

The Company’s international subsidiaries operate with functional currencies other than the U.S. dollar. Since the Company’s Condensed Consolidated Financial Statements are presented in U.S. dollars, the Company must translate all components of these financial statements from the functional currencies into U.S. dollars at exchange rates in effect during or at the end of the reporting period. Net revenue generated from the International distribution channel represented approximately 8% of our total net revenue Year-to-Date 2023. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of net revenue, expenses, assets and liabilities. Assuming a 10% change in foreign currency exchange rates, net revenue for Year-to-Date 2023 would have increased or decreased by approximately $4.8 million. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our international subsidiaries into U.S. dollars. Foreign currency translation gains, net, for Year-to-Date 2023 totaled approximately $0.8 million related to our international subsidiaries in United Kingdom and Germany. Additionally, the Company has foreign currency denominated intercompany receivables and payables that when settled result in a transaction gain or loss. A 10% change in foreign currency exchanges rates would not result in a significant transaction gain or loss in earnings. The Company does not utilize financial instruments for trading purposes or hedging and have not used any derivative financial instruments to limit foreign currency exchange rate exposures. The Company does not consider our foreign earnings to be permanently reinvested.

As of July 28, 2023, the Company had $4.7 million of cash and cash equivalents denominated in foreign currency in British pound sterling, Hong Kong dollar, euro and Japanese yen.

Interest Rate Risk

We are subject to interest rate risk with the Term Loan Facility and the ABL Facility, as both require the Company to pay interest on outstanding borrowings at variable rates. Each one percentage point change in interest rates (above the 1.00% SOFR floor) associated with the Term Loan Facility would result in a $2.3 million change in our annual cash interest expenses. Assuming our ABL Facility was fully drawn to a principal amount equal to $275.0 million, each one percentage point change in interest rates would result in a $2.8 million change in our annual cash interest expense.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation for the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and our Interim Chief Financial Officer have concluded that, as of July 28, 2023, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by Rules 13a-15 under the Exchange Act during the most recently completed fiscal quarter ended July 28, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As disclosed in the Company’s Annual Report on Form 10-K for the year ended January 27, 2023, the Company is the defendant in three separate lawsuits, each of which allege adverse health events and personal property damage as a result of wearing uniforms manufactured by Lands’ End: (1) Gilbert et al. v. Lands’ End, Inc., United States District Court for the Western District of Wisconsin, Civil Action No. 3:19-cv-00823-JDP, complaint filed October 3, 2019; (2) Andrews et al. v. Lands’ End, Inc., United States District Court for the Western District of Wisconsin, Civil Action No. 3:19-cv-01066-JDP, complaint filed on December 31, 2019, on behalf of 521 named plaintiffs, later amended to include 1,089 named plaintiffs; and (3) Davis et al. v. Lands’ End, Inc. and Lands’ End Business Outfitters, Inc., United States District Court for the Western District of Wisconsin, Case No. 3:20-cv-00195, complaint filed on March 4, 2020. Plaintiffs in Gilbert, Andrews, and Davis seek nationwide class certification on behalf of similarly situated Delta employees.

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

After giving effect to the July 8 Opinion, the remaining claims under the Consolidated Wisconsin Action related to claims for property damage and breach of warranty. Following these rulings and an order of the court dated December 1, 2022, 277 named Plaintiffs remained in the case who claim they have suffered personal property damage as a result of dye transferring to personal items, with aggregate claims of approximately $110,000 in damages. The Court set a deadline for the parties to voluntarily resolve these remaining outstanding claims, and on July 19, 2023 the parties reported to the Court that they had reached a settlement in principle of the matter.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended January 27, 2023, filed with the SEC on April 10, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents a month-to-month summary of information with respect to purchases of common stock made during the Second Quarter 2023 pursuant to the 2022 Share Repurchase Program announced on June 28, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
April 29 - May 26	402,641	$7.45	402,641	$34,780
May 27 - June 30	—	$—	—	$34,780
July 1 - July 28	—	$—	—	$34,780
Total	402,641	$7.45	402,641

(1)
All shares of common stock were retired following purchase.
(2)
Average price paid per share excludes broker commissions and taxes.
(3)
On June 28, 2022, the Company announced that its Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock through February 2, 2024 (the “2022 Share Repurchase Program”). The 2022 Share Repurchase Program may be suspended or discontinued at any time.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended July 28, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

4.1

Amendment No. 1 to Term Loan Credit Agreement, dated June 22, 2023, by and among Lands’ End, Inc. (as the borrower), the grantors party thereto, and Fortress Credit Corp. (as administrative agent and collateral agent) (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Lands’ End, Inc. on June 27, 2023 (File No. 001-09769)).

10.1

Amendment No. 1 to the Lands’ End, Inc. Amended and Restated 2017 Stock Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Lands’ End, Inc. on June 13, 2023 (File No. 001-09769)).

10.2	Letter from Lands’ End, Inc. to Angela Rieger relating to employment, dated January 16, 2023.*

10.3	Executive Severance Agreement by and between Lands’ End, Inc. and Angela Rieger, dated March 10, 2016.*

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)*

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

Date: August 31, 2023