Form 10-Q
period 2023-10-27
LANDS' END, INC.
filed 2023-12-05
CIK 799288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 27, 2023

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

As of November 30, 2023, the registrant had 31,445,713 shares of common stock, $0.01 par value, outstanding.

LANDS’ END, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED OCTOBER 27, 2023

Signatures	40

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDS’ END, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(in thousands, except per share data)	October 27, 2023	October 28, 2022	October 27, 2023	October 28, 2022
Net revenue	$324,735	$370,983	$957,656	$1,025,826
Cost of sales (excluding depreciation and amortization)	172,142	222,573	527,529	604,204
Gross profit	152,593	148,410	430,127	421,622

Selling and administrative	135,282	132,807	377,662	377,074
Depreciation and amortization	9,595	9,761	28,439	29,228
Goodwill impairment	106,700	—	106,700	—
Other operating expense, net	2,324	3,096	2,916	3,135
Operating (loss) income	(101,308)	2,746	(85,590)	12,185
Interest expense	11,677	10,825	35,984	27,807
Other (income) expense, net	(132)	230	(488)	(97)
Loss before income taxes	(112,853)	(8,309)	(121,086)	(15,525)
Income tax (benefit) expense	(459)	(3,627)	978	(6,293)
NET LOSS	$(112,394)	$(4,682)	$(122,064)	$(9,232)
NET LOSS PER COMMON SHARE
Basic:	$(3.52)	$(0.14)	$(3.80)	$(0.28)
Diluted:	$(3.52)	$(0.14)	$(3.80)	$(0.28)

Basic weighted average common shares outstanding	31,887	33,064	32,140	33,196
Diluted weighted average common shares outstanding	31,887	33,064	32,140	33,196

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Comprehensive Operations

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 27, 2023	October 28, 2022	October 27, 2023	October 28, 2022
NET LOSS	$(112,394)	$(4,682)	$(122,064)	$(9,232)
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(1,185)	(1,947)	(404)	(5,884)
COMPREHENSIVE LOSS	$(113,579)	$(6,629)	$(122,468)	$(15,116)

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	October 27, 2023	October 28, 2022	January 27, 2023
ASSETS
Current assets
Cash and cash equivalents	$36,821	$28,829	$39,557
Restricted cash	1,833	1,833	1,834
Accounts receivable, net	31,422	49,409	44,928
Inventories, net	422,160	564,856	425,513
Prepaid expenses and other current assets	47,952	47,205	44,894
Total current assets	540,188	692,132	556,726
Property and equipment, net	121,400	121,907	127,638
Operating lease right-of-use asset	26,216	31,441	30,325
Goodwill	—	106,700	106,700
Intangible asset	257,000	257,000	257,000
Other assets	2,758	3,786	3,759
TOTAL ASSETS	$947,562	$1,212,966	$1,082,148
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$13,750	$13,750	$13,750
Accounts payable	161,426	228,863	171,557
Lease liability – current	5,754	5,808	5,414
Accrued expenses and other current liabilities	109,927	111,872	106,756
Total current liabilities	290,857	360,293	297,477
Long-term borrowings under ABL Facility	110,000	160,000	100,000
Long-term debt, net	215,306	226,227	223,506
Lease liability – long-term	26,065	32,033	31,095
Deferred tax liabilities	51,176	45,087	45,953
Other liabilities	3,253	3,758	3,365
TOTAL LIABILITIES	696,657	827,398	701,396
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 authorized: 480,000 shares; issued and outstanding: 31,719, 33,001 and 32,626, respectively	317	330	326
Additional paid-in capital	358,811	369,198	366,181
(Accumulated deficit) Retained earnings	(90,797)	34,566	31,267
Accumulated other comprehensive loss	(17,426)	(18,526)	(17,022)
TOTAL STOCKHOLDERS’ EQUITY	250,905	385,568	380,752
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$947,562	$1,212,966	$1,082,148

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	39 Weeks Ended
(in thousands)	October 27, 2023	October 28, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(122,064)	$(9,232)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	28,439	29,228
Amortization of debt issuance costs	2,456	2,361
Loss on disposal of property and equipment	100	39
Stock-based compensation	3,619	3,537
Deferred income taxes	5,330	460
Goodwill and long-lived asset impairment	106,700	120
Other	(583)	(744)
Change in operating assets and liabilities:
Accounts receivable, net	13,258	(1,246)
Inventories, net	2,796	(188,899)
Accounts payable	(4,334)	82,057
Other operating assets	(2,504)	(10,604)
Other operating liabilities	3,454	(33,072)
Net cash provided by (used in) operating activities	36,667	(125,995)
CASH FLOWS FROM INVESTING ACTIVITIES
Sales of property and equipment	—	88
Purchases of property and equipment	(28,535)	(20,544)
Net cash used in investing activities	(28,535)	(20,456)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under ABL Facility	169,000	222,000
Payments of borrowings under ABL Facility	(159,000)	(62,000)
Payments on term loan	(10,313)	(10,313)
Payments of debt issuance costs	(67)	—
Payments for taxes related to net share settlement of equity awards	(1,210)	(4,315)
Purchases and retirement of common stock	(9,788)	(5,234)
Net cash (used in) provided by financing activities	(11,378)	140,138
Effects of exchange rate changes on cash, cash equivalents and restricted cash	509	840
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2,737)	(5,473)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	41,391	36,135
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$38,654	$30,662
SUPPLEMENTAL CASH FLOW DATA
Unpaid liability to acquire property and equipment	$3,893	$4,922
Income taxes paid (refunded)	$(200)	$4,146
Interest paid	$33,171	$26,170
Operating lease right-of-use-assets (reversal) obtained in exchange for lease liabilities	$(755)	$4,223

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock Issued		Additional Paid-in	(Accumulated Deficit) Retained	Accumulated Other Comprehensive	Total Stockholders’
(in thousands)	Shares	Amount	Capital	Earnings	(Loss)	Equity
Balance at January 27, 2023	32,626	$326	$366,181	$31,267	$(17,022)	$380,752
Net loss	—	—	—	(1,652)	—	(1,652)
Cumulative translation adjustment, net of tax	—	—	—	—	81	81
Stock-based compensation expense	—	—	1,083	—	—	1,083
Vesting of restricted shares	408	3	(3)	—	—	—
Common stock withheld related to net share settlement of equity awards	(144)	—	(1,199)	—	—	(1,199)
Purchases and retirement of common stock	(430)	(4)	(3,777)	—		(3,781)
Balance at April 28, 2023	32,460	$325	$362,285	$29,615	$(16,941)	$375,284
Net loss	—	—	—	(8,018)	—	(8,018)
Cumulative translation adjustment, net of tax	—	—	—	—	700	700
Stock-based compensation expense	—	—	810	—	—	810
Vesting of restricted shares	2	—	—	—	—	—
Purchases and retirement of common stock	(375)	(4)	(3,004)	—	—	(3,008)
Balance at July 28, 2023	32,087	$321	$360,091	$21,597	$(16,241)	$365,768
Net loss	—	—	—	(112,394)	—	(112,394)
Cumulative translation adjustment, net of tax	—	—	—	—	(1,185)	(1,185)
Stock-based compensation expense	—	—	1,726	—	—	1,726
Vesting of restricted shares	7	—	(11)	—	—	(11)
Common stock withheld related to net share settlement of equity awards	(2)	—	—	—	—	—
Purchases and retirement of common stock	(373)	(4)	(2,995)	—		(2,999)
Balance at October 27, 2023	31,719	$317	$358,811	$(90,797)	$(17,426)	$250,905

	Common Stock Issued		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
(in thousands)	Shares	Amount	Capital	Earnings	(Loss)	Equity
Balance at January 28, 2022	32,985	$330	$374,413	$44,595	$(12,642)	$406,696
Net loss	—	—	—	(2,371)	—	(2,371)
Cumulative translation adjustment, net of tax	—	—	—	—	(3,094)	(3,094)
Stock-based compensation expense	—	—	1,484	—	—	1,484
Vesting of restricted shares	660	4	(4)	—	—	—
Common stock withheld related to net share settlement of equity awards	(232)	—	(4,310)	—	—	(4,310)
Balance at April 29, 2022	33,413	$334	$371,583	$42,224	$(15,736)	$398,405
Net loss	—	—	—	(2,179)	—	(2,179)
Cumulative translation adjustment, net of tax	—	—	—	—	(843)	(843)
Stock-based compensation expense	—	—	1,919	—	—	1,919
Vesting of restricted shares	1	—	—	—	—	—
Purchases and retirement of common stock	(212)	(2)	(2,257)	(98)	—	(2,357)
Balance at July 29, 2022	33,202	$332	$371,245	$39,947	$(16,579)	$394,945
Net loss	—	—	—	(4,682)	—	(4,682)
Cumulative translation adjustment, net of tax	—	—	—	—	(1,947)	(1,947)
Stock-based compensation expense	—	—	134	—	—	134
Vesting of restricted shares	4	—	—	—	—	—
Common stock withheld related to net share settlement of equity awards	(1)	—	(5)	—	—	(5)
Purchases and retirement of common stock	(204)	(2)	(2,176)	(699)		(2,877)
Balance at October 28, 2022	33,001	$330	$369,198	$34,566	$(18,526)	$385,568

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

•
Third Quarter 2023 – The 13 weeks ended October 27, 2023

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

Macroeconomic Challenges

Macroeconomic issues, such as recent inflationary pressures and rising interest rates, have continued to have an impact on the Company’s business. Since apparel purchases are discretionary expenditures that historically have been influenced by domestic and global economic conditions, higher prices of consumer goods due to inflation may result in less discretionary spending for consumers which may negatively impact customer demand and require higher levels of promotion in order to attract and retain customers. Additionally, interest expense could be negatively affected by any continued rate increases due to the variable interest rates associated with the Company’s Debt Facilities. These macroeconomic challenges have led to increased cost of raw materials, packaging materials, labor, energy, fuel, debt and other inputs necessary for the production and distribution of the Company’s products.

Corporate Restructuring

The Company reduced corporate positions, primarily in the Company’s Hong Kong sourcing office, during Third Quarter 2023. The Company incurred total severance costs of approximately $2.3 million related to the reduction in corporate positions which was recorded in Other operating expense, net in the Consolidated Statements of Operations. As of October 27, 2023, approximately $0.4 million of the severance costs had yet to be paid and is included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

Lands’ End Japan Closure

During Second Quarter 2022, the Board of Directors approved a plan to wind down and cease operations of Lands’ End Japan KK. Lands’ End Japan KK represents the Japan eCommerce operating segment. For a discussion on this operating segment, see Note 13, Segment Reporting. The Company incurred closing costs of approximately $0.1 million and $3.0 million during the 13 weeks ended October 27, 2023 and October 28, 2022, respectively. For the 39 weeks ended October 27, 2023 and October 28, 2022 the Company incurred closing costs of approximately $0.2 million and $3.0 million, respectively, recorded in Other operating expense, net in the Consolidated Statements of Operations. See Note 9, Lands’ End Japan Closure.

Goodwill and Indefinite-Lived Intangible Asset Impairment Analysis

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

Goodwill impairment assessments

In connection with the preparation of the financial statements included in this Form 10-Q, the Company considered the decline in the Company’s stock price and market capitalization, as well as current market and macroeconomic conditions, to be a triggering event for the U.S. eCommerce and Outfitters reporting units and therefore completed an interim test for impairment of goodwill for these reporting units as of October 27, 2023. The Company tested goodwill for impairment using a one-step quantitative test. The quantitative test compares the reporting unit’s fair value to its carrying value. An impairment is recorded for any excess carrying value above the reporting unit’s fair value, not to exceed the amount of goodwill. The Company estimates fair value of its reporting units using a discounted cash flow model, commonly referred to as the income approach. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions appropriate to the Company’s reporting unit. The discounted cash flow model uses management’s best estimates of economic and market conditions over the projected period using the best information available, including growth rates in revenues, costs and estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, weighted average cost of capital and changes in future working capital requirements.

The testing resulted in full impairment of $70.4 million and $36.3 million of goodwill allocated to the Company’s U.S. eCommerce and Outfitters reporting units, respectively.

Indefinite-lived intangible asset impairment assessments

The Company’s indefinite-lived intangible asset is the Lands’ End trade name. The Company reviews the trade name for impairment on an annual basis during the fourth fiscal quarter, or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The fair value of the trade name indefinite-lived intangible asset is estimated using the relief from royalty method. The relief from royalty method is based on the assumption that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset class. The relief from royalty method involves two steps: (1) estimation of reasonable royalty rates for the assets and (2) the application of these royalty rates to a forecasted net revenue stream and discounting the resulting cash flows to determine a present value. The Company multiplies the selected royalty rate by the forecasted net revenue stream to calculate the cost savings (relief from royalty payment) associated with the asset. The cash flows are then discounted to present value using the selected discount rate and compared to the carrying value of the asset.

In connection with the preparation of the financial statements included in this Form 10-Q, the Company considered the decline in the Company’s stock price and market capitalization, as well as current market and macroeconomic conditions, to be a triggering event for the Lands’ End trade name. The fair value of the trade name indefinite-lived intangible asset was estimated using the relief from royalty method and the testing resulted in no impairment to the Lands’ End trade name. The Company’s impairment testing indicates the fair value of the trade name exceeds the carrying value by 6.1%.

Long-lived Asset Impairment Analysis

Property and equipment are subject to a review for impairment if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”) the Company reviewed the long-lived asset groups for impairment as of October 27, 2023.

The Company Operated store long-lived asset group, including Operating right-of-use assets, are regularly reviewed for impairment indicators. Impairment is assessed at the individual store level which is the lowest level of identifiable cash flows and considers the estimated undiscounted cash flows over the asset’s remaining life. If estimated undiscounted cash flows are insufficient to recover the investment, an impairment loss is recognized equal to the difference between the estimated fair value of the asset and its carrying value, net of salvage, and any costs of disposition. The fair value estimate is generally the discounted amount of estimated store-specific cash flows. The Company recognized long-lived asset impairment for Operating lease right-of-use assets and property and equipment, net for individual identified Company Operated stores in the amount of no impairment and $0.1 million as of October

27, 2023 and October 28, 2022, respectively, recorded in Other operating expense, net in the Condensed Consolidated Statement of Operations.

The Company reviewed the remaining long-lived asset groups for impairment as of October 27, 2023. The Company assessed the recoverability of our long-lived asset groups by comparing their projected undiscounted cash flows associated over remaining estimated useful lives of the primary asset in the long-lived asset group against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. As a result of the testing the undiscounted cash flows of the remaining asset groups exceeded their respective carrying amount resulting in no impairment.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include contract modifications, hedge relationships and sale or transfer of debt securities classified as held-to-maturity. This ASU, which was effective upon issuance and modified by ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of Sunset Date of Topic 848, may be applied through December 31, 2024, is applicable to all contracts and hedging relationships that reference the LIBOR or any other reference rate expected to be discontinued. The guidance in ASU 2020-04 may be implemented over time as reference rate reform activities occur.

As part of the response to the reference rate reform, during Second Quarter 2023, the Company amended the Debt Facilities to replace the interest rate based upon the LIBOR benchmark to the SOFR benchmark. See Note 5, Debt for additional details regarding these changes. Concurrent with the amendments, the Company adopted ASU 2020-04. The Company utilized optional practical expedients for contract modifications under ASC 848-20-358 Contracts within the Scope of Topic 470 and the adoption of ASU 2020-04 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

The following table summarizes the components of basic and diluted EPS:

	13 Weeks Ended		39 Weeks Ended
(in thousands, except per share amounts)	October 27, 2023	October 28, 2022	October 27, 2023	October 28, 2022
Net loss	$(112,394)	$(4,682)	$(122,064)	$(9,232)

Basic weighted average common shares outstanding	31,887	33,064	32,140	33,196
Dilutive effect of stock awards	—	—	—	—
Diluted weighted average common shares outstanding	31,887	33,064	32,140	33,196

Basic loss per share	$(3.52)	$(0.14)	$(3.80)	$(0.28)
Diluted loss per share	$(3.52)	$(0.14)	$(3.80)	$(0.28)

Stock awards are considered anti-dilutive based on the application of the treasury stock method or in the event of a net loss. Anti-dilutive shares excluded from the diluted weighted average shares outstanding were 832,717 anti-dilutive shares in the 13 weeks ended October 27, 2023, 1,098,662 anti-dilutive shares in the 13 weeks ended October 28, 2022, 1,028,885 anti-dilutive shares in the 39 weeks ended October 27, 2023 and 1,170,934 anti-dilutive shares in the 39 weeks ended October 28, 2022.

NOTE 4. OTHER COMPREHENSIVE LOSS

Other comprehensive loss encompasses all changes in equity other than those arising from transactions with stockholders and is comprised solely of foreign currency translation adjustments.

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 27, 2023	October 28, 2022	October 27, 2023	October 28, 2022
Beginning balance: Accumulated other comprehensive loss (net of tax of $4,317, $4,407, $4,525 and $3,361 respectively)	$(16,241)	$(16,579)	$(17,022)	$(12,642)
Other comprehensive loss:
Foreign currency translation adjustments (net of tax of $315, $518, $107 and $1,564 respectively)	(1,185)	(1,947)	(404)	(5,884)
Ending balance: Accumulated other comprehensive loss (net of tax of $4,632, $4,925, $4,632 and $4,925 respectively)	$(17,426)	$(18,526)	$(17,426)	$(18,526)

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

The following table summarizes the Company’s ABL Facility borrowing availability:

	October 27, 2023		October 28, 2022		January 27, 2023
(in thousands)	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
ABL Facility Limit	$275,000		$275,000		$275,000
Borrowing Base	275,000		275,000		274,354

Outstanding borrowings	110,000	6.93%	160,000	4.91%	100,000	6.27%
Outstanding letters of credit	8,894		11,841		10,557
ABL Facility utilization at end of period	118,894		171,841		110,557

ABL Facility borrowing availability	$156,106		$103,159		$163,797

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

The Company’s long-term debt consisted of the following:

	October 27, 2023		October 28, 2022		January 27, 2023
(in thousands)	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Term Loan Facility	$233,750	15.18%	$247,500	12.87%	$244,063	14.13%
Less: Current portion of long-term debt	13,750		13,750		13,750
Less: Unamortized debt issuance costs	4,694		7,523		6,807
Long-term debt, net	$215,306		$226,227		$223,506

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

Customary agency fees are payable in respect of the Debt Facilities. The ABL Facility fees include (i) commitment fees of 0.25% based upon the average daily unused commitment (aggregate commitment less loans and letter of credit outstanding) under the ABL Facility for the preceding fiscal quarter and (ii) customary letter of credit fees. As of October 27, 2023, the Company had borrowings of $110.0 million under the ABL Facility.

Maturity; Amortization and Prepayments

The ABL Facility maturity date is the earlier of (a) July 29, 2026 and (b) June 9, 2025 if, on or prior to such date, the Term Loan Facility has not been refinanced, extended or repaid in full in accordance with the terms thereof and not replaced with other indebtedness.

The Term Loan Facility matures on September 9, 2025 and amortizes at a rate equal to 1.25% per quarter. It is subject to mandatory prepayments in an amount equal to a percentage of the borrower’s excess cash flows in each fiscal year, ranging from 0% to 75% depending on the Company’s total leverage ratio, and with the proceeds of certain asset sales, casualty events and extraordinary receipts. The loan could not be voluntarily prepaid during the first two years of its term without significant penalties. A prepayment premium of 1% applies to voluntary prepayments and certain mandatory prepayments made between September 9, 2023 and September 9, 2024 and no premium applies to such prepayments thereafter.

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

As of October 27, 2023, the Company was in compliance with its financial covenants in the Debt Facilities.

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

The following table provides a summary of the Company’s stock-based compensation expense, which is included in Selling and administrative expense in the Condensed Consolidated Statements of Operations:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 27, 2023	October 28, 2022	October 27, 2023	October 28, 2022
Deferred awards	$1,322	$1,503	$3,543	$4,408
Performance awards (1)	300	(1,369)	(236)	(871)
Option awards	104	—	312	—
Total stock-based compensation expense	$1,726	$134	$3,619	$3,537
(1)
Net credit expense for the 39 weeks ended October 27, 2023 and 13 weeks and 39 weeks ended October 28, 2022 includes a reduction of the accrual for Performance Awards based on actual and projected results relative to performance measures.

Deferred Awards

The following table provides a summary of the Deferred Awards activity for the 39 weeks ended October 27, 2023:

	Deferred Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested deferred awards as of January 27, 2023	906	$16.46
Granted	842	8.53
Vested	(417)	12.30
Forfeited or expired	(143)	17.06
Unvested deferred awards as of October 27, 2023	1,188	$12.22

Total unrecognized stock-based compensation expense related to unvested Deferred Awards was approximately $9.0 million as of October 27, 2023, which is expected to be recognized ratably over a weighted average period of 2.1 years. The total fair value of Deferred Awards vested during the 39 weeks ended October 27, 2023 was $5.1 million. The Deferred Awards granted to employees during the 39 weeks ended October 27, 2023 vest over a period of three years.

Performance Awards

The following table provides a summary of the Performance Awards activity for the 39 weeks ended October 27, 2023:

	Performance Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested performance awards as of January 27, 2023	355	$24.39
Granted	567	9.74
Vested	—	—
Forfeited or expired	(124)	19.49
Unvested performance awards as of October 27, 2023	798	$14.74

Total unrecognized stock-based compensation expense related to unvested Performance Awards was approximately $3.3 million as of October 27, 2023 which is expected to be recognized ratably over a weighted average period of 2.4 years. The Performance Awards granted to employees during the 39 weeks ended October 27, 2023 vest, if earned, after completion of the applicable three-year performance period. The fair value for the Performance Awards granted during the 39 weeks ended October 27, 2023, which includes a relative TSR modifier, was estimated on the grant date using a Monte Carlo simulation with the below noted assumptions:

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

Option Awards

During the 39 weeks ended October 27, 2023 there was no Option Awards activity. The following table provides a summary of information about the Option Awards vested and expected to vest during the contractual term, as well as Option Awards exercisable as of October 27, 2023:

(in thousands, except contractual life and exercise price amounts)	Option Awards	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Option Awards vested and expected to vest	511	5.24	$16.08	—
Option Awards exercisable	343	3.38	$18.66	—

Total unrecognized stock-based compensation expense related to Option Awards was approximately $0.8 million as of October 27, 2023, which is expected to be recognized over a weighted average period of 2.1 years.

NOTE 7. STOCKHOLDERS’ EQUITY

Share Repurchase Program

On June 28, 2022, the Company announced that its Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock through February 2, 2024 (the “2022 Share Repurchase Program”). Under the 2022 Share Repurchase Program, the Company may repurchase its common stock through open market purchases, in privately negotiated transactions, or by other means in accordance with federal securities laws, including Rule 10b-18 of the Exchange Act. The amount and timing of purchases will be determined by the Company’s management depending upon market conditions and other factors and may be made pursuant to a Rule 10b5-1 trading plan. The 2022 Share Repurchase Program may be suspended or discontinued at any time. As of October 27, 2023, additional purchases of up to $31.8 million could be made under the 2022 Share Repurchase Program.

The following table summarizes the Company’s share repurchases through October 27, 2023:

	13 Weeks Ended		39 Weeks Ended
(Shares and $ in thousands except average per share cost)	October 27, 2023	October 28, 2022	October 27, 2023	October 28, 2022
Number of shares repurchased	346	204	1,179	416
Total cost	$2,992	$2,873	$9,764	$5,226
Average per share cost	$8.65	$14.06	$8.28	$12.55

The Company retired all shares that were repurchased through the 2022 Share Repurchase Program during the 39 weeks ended October 27, 2023. In accordance with the FASB ASC 505—Equity, the par value of the shares retired was charged against Common stock and the remaining purchase price was allocated between Additional paid-in capital and (Accumulated deficit) Retained earnings. The portion charged against Additional paid-in capital is determined based on the Additional paid-in capital per share amount recorded in the initial issuance of the shares with the remaining to (Accumulated deficit) Retained earnings. Shares purchased at a price less than that of initial issuance is charged only against Additional paid-in capital. In addition, the total cost of the broker commissions is charged directly to (Accumulated deficit) Retained earnings. No amount was charged to (Accumulated deficit) Retained earnings for the shares retired during the 13 and 39 weeks ended October 27, 2023.

NOTE 8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	October 27, 2023	October 28, 2022	January 27, 2023
Deferred gift card revenue	$33,742	$31,020	$33,029
Reserve for sales returns and allowances	22,009	23,649	25,030
Accrued employee compensation and benefits	19,313	19,147	18,125
Deferred revenue	13,800	13,412	7,484
Accrued property, sales and other taxes	10,298	10,513	9,780
Accrued closing costs	—	3,999	—
Other	10,765	10,132	13,308
Total Accrued expenses and other current liabilities	$109,927	$111,872	$106,756

NOTE 9. LANDS’ END JAPAN CLOSURE

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

In Third Quarter 2022, the Company commenced recording approximately $3.9 million in closing costs for employee severance and benefit costs, early termination and restoration costs of leased facilities and contract cancellation and other costs. During the 13 weeks ending October 28, 2023 and October 28, 2022, the Company recognized closing costs for contract cancellation and other costs of approximately $0.1 million and $3.0 million, respectively, recorded in Other operating expense, net in the Condensed Consolidated Statement of Operations. For the 39 weeks ended October 27, 2023 and October 28, 2022, the Company recognized closing costs for contract cancellation and other costs of approximately $0.2 million and $3.0 million, respectively, recorded in Other operating expense, net in the Condensed Consolidated Statement of Operations. There were no accrued closing costs related to Lands’ End Japan as of October 27, 2023 and approximately $3.9 million as of October 28, 2022 included in Accrued Expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

NOTE 10. FAIR VALUE MEASUREMENTS OF FINANCIAL ASSETS AND LIABILITIES

Cash and cash equivalents and restricted cash is reflected on the Condensed Consolidated Balance Sheets at fair value based on Level 1 inputs. Cash and cash equivalents and restricted cash amounts are valued based upon statements received from financial institutions. The fair value of restricted cash was $1.8 million as of October 27, 2023, October 28, 2022 and January 27, 2023.

Carrying amounts and fair values of long-term debt, including current portion, in the Condensed Consolidated Balance Sheets are as follows:

	October 27, 2023		October 28, 2022		January 27, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$233,750	$233,750	$247,500	$232,017	$244,063	$241,728

The Company’s valuation of long-term debt, including current portion, at fair value is considered a Level 3 instrument under the fair value hierarchy. The Company’s valuation techniques include the Black-Terman-Toy (BDT) model as well as market inputs from management. The BDT modeling approach is particularly relevant given the Term Loan Facility’s features, including the optional redemption provision. There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis as of October 27, 2023, October 28, 2022 and January 27, 2023.

NOTE 11. INCOME TAXES

Provision for Income Taxes

At the end of each quarter, the Company estimates its effective income tax rate pursuant to ASC 740. The rate for the period consists of the tax rate expected to be applied for the full year to ordinary income adjusted for any discrete items recorded in the period.

The Company recorded a tax benefit at an overall effective tax rate of 0.4% and 43.7% for the 13 weeks ended October 27, 2023, and October 28, 2022, respectively. The Company recorded a tax expense at an overall rate of (0.8)% for the 39 weeks ended October 27, 2023, and tax benefit at an overall effective tax rate of 40.5% for the 39 weeks ended October 28, 2022. The overall effective tax rate for the 13 and 39 weeks ended October 27, 2023 reflects the impacts resulting from the impairment of non-tax deductible goodwill recorded in the Third Quarter 2023. The overall effective tax rate for the 13 and 39 weeks ended October 28, 2022, reflect tax benefits recorded as a result of Lands’ End Japan closing costs recorded in the Third Quarter 2022.

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

NOTE 13. SEGMENT REPORTING

For the 39 weeks ended October 27, 2023, the Company’s operating segments consisted of: U.S. eCommerce, Europe eCommerce, Outfitters, Third Party and Retail. During the 39 weeks ended October 28, 2022, the Company’s operating segments included Japan eCommerce. See Note 9, Lands’ End Japan Closure.

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

•
Retail sells products through Company Operated stores.

Net revenue is presented by distribution channel in the following tables:

	13 Weeks Ended	% of Net	13 Weeks Ended	% of Net
(in thousands)	October 27, 2023	Revenue	October 28, 2022	Revenue
Net revenue:
U.S. eCommerce	$190,153	58.6%	$211,217	56.9%
International (1)	26,242	8.1%	37,969	10.2%
Outfitters	74,317	22.9%	80,768	21.8%
Third Party	23,980	7.4%	30,883	8.3%
Retail	10,043	3.1%	10,146	2.7%
Total Net revenue	$324,735		$370,983

	39 Weeks Ended	% of Net	39 Weeks Ended	% of Net
(in thousands)	October 27, 2023	Revenue	October 28, 2022	Revenue
Net revenue:
U.S. eCommerce	$563,776	58.9%	$589,398	57.5%
International (1)	74,452	7.8%	118,520	11.6%
Outfitters	216,270	22.6%	205,399	20.0%
Third Party	71,364	7.5%	79,815	7.8%
Retail	31,794	3.3%	32,694	3.2%
Total Net revenue	$957,656		$1,025,826
(1)
The 13 weeks and 39 weeks ended October 28, 2022 includes Net revenue of $9.5 million and $25.5 million, respectively, from the Japan eCommerce distribution channel. See Note 9, Lands’ End Japan Closure.

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

The Company’s revenue is disaggregated by distribution channel and geographic location. Revenue by distribution channel is presented in Note 13, Segment Reporting. Revenue by geographic location was:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 27, 2023	October 28, 2022	October 27, 2023	October 28, 2022
Net revenue:
United States	$294,103	$327,780	$871,160	$893,205
Europe	26,693	28,946	75,875	94,386
Asia (1)	119	9,620	405	26,059
Other	3,820	4,637	10,216	12,176
Total Net revenue	$324,735	$370,983	$957,656	$1,025,826
(1)
The 13 weeks and 39 weeks ended October 28, 2022 includes Net revenue of $9.5 million and $25.5 million, respectively, from the Japan eCommerce distribution channel. See Note 9, Lands’ End Japan Closure.

Contract Liabilities

Contract liabilities consist of payments received in advance of the transfer of control to the customer. As products are delivered and control transfers, the Company recognizes the deferred revenue in Net revenue in the Condensed Consolidated Statements of Operations. The following table summarizes the deferred revenue associated with payments received in advance of the transfer of control to the customer, which is reported in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets, as well as amounts recognized through Net revenue for each period presented. The majority of deferred revenue as of October 27, 2023 is expected to be recognized in Net revenue in the fiscal quarter ending February 2, 2024, as products are delivered to customers.

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 27, 2023	October 28, 2022	October 27, 2023	October 28, 2022
Deferred revenue beginning of period	$8,081	$9,757	$7,484	$8,560
Deferred revenue recognized in period	(7,867)	(9,543)	(7,270)	(8,346)
Revenue deferred in period	13,586	13,198	13,586	13,198
Deferred revenue end of period	$13,800	$13,412	$13,800	$13,412

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

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 27, 2023	October 28, 2022	October 27, 2023	October 28, 2022
Balance as of beginning of period	$33,556	$31,444	$33,029	$33,070
Gift cards sold	14,275	15,075	43,062	46,745
Gift cards redeemed	(13,168)	(15,033)	(39,851)	(47,746)
Gift card breakage	(921)	(466)	(2,498)	(1,049)
Balance as of end of period	$33,742	$31,020	$33,742	$31,020

Refund Liabilities

Refund liabilities, primarily associated with product sales returns and retrospective volume rebates, represent variable consideration and are estimated and recorded as a reduction to Net revenue based on historical experience. As of October 27, 2023, October 28, 2022 and January 27, 2023, $22.0 million, $23.6 million and $25.0 million, respectively, of refund liabilities, primarily associated with product returns, were reported in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. An asset for product returns is recorded in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

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

As used in this Quarterly Report on Form 10-Q, references to the “Company”, “Lands’ End”, “we”, “us”, “our” and similar terms refer to Lands’ End, Inc. and its subsidiaries. Our fiscal year ends on the Friday preceding the Saturday closest to January 31. Other terms that are commonly used in this Quarterly Report on Form 10-Q are defined as follows:

•
ABL Facility – Asset-based senior secured credit agreement, providing for a revolving facility, dated as of November 16, 2017, with Wells Fargo Bank, N.A. and certain other lenders, as amended to date
•
Adjusted EBITDA – Net income (loss) appearing on the Consolidated Statements of Operations net of Income tax expense, Interest expense, Depreciation and amortization and certain significant items
•
Adjusted net income (loss) – Net income (loss) appearing on the Consolidated Statements of Operations excluding goodwill and long-lived asset impairment, corporate restructuring and certain significant items. Adjusted net income (loss) is also presented on a diluted per share basis
•
Company Operated stores – Lands’ End retail stores in the Retail distribution channel
•
Debt Facilities – Collectively, the Term Loan Facility and ABL Facility
•
First Quarter 2023 - The 13 weeks ended April 28, 2023
•
Fiscal 2023 – The 53 weeks ending February 2, 2024
•
Fiscal 2022 – The 52 weeks ended January 27, 2023
•
Fiscal 2021 – The 52 weeks ended January 28, 2022
•
GAAP – Accounting principles generally accepted in the United States
•
LIBOR – London inter-bank offered rate
•
SEC – United States Securities and Exchange Commission
•
Second Quarter 2023 – The 13 weeks ended July 28, 2023
•
Second Quarter 2022 - The 13 weeks ended July 29, 2022
•
SOFR – Secured Overnight Funding Rate
•
Term Loan Facility – Term loan credit agreement, dated as of September 9, 2020, among the Company, Fortress Credit Corp., as Administrative Agent and Collateral Agent, and the lenders party thereto, as amended to date
•
Third Quarter 2023 – The 13 weeks ended October 27, 2023
•
Third Quarter 2022 – The 13 weeks ended October 28, 2022
•
Year-to-Date 2023 – The 39 weeks ended October 27, 2023

•
Year-to-Date 2022 – The 39 weeks ended October 28, 2022

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

We have one external reportable segment and identify our operating segments according to how our business activities are managed and evaluated. During Third Quarter 2023, our operating segments consisted of: U.S. eCommerce, Europe eCommerce, Outfitters, Third Party and Retail. Our operating segments included Japan eCommerce during the Third Quarter 2022 and Year-to-Date 2022. See Note 9, Lands’ End Japan Closure.

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

Macroeconomic Challenges

Macroeconomic issues, such as recent inflationary pressures and rising interest rates, have continued to have an impact on our business. Since apparel purchases are discretionary expenditures that historically have been influenced by domestic and global economic conditions, higher prices of consumer goods due to inflation may result in less discretionary spending for consumers which may negatively impact customer demand and require higher levels of promotion in order to attract and retain customers. Additionally, interest expense could be negatively affected by any continued rate increases due to the variable interest rates associated with our Debt Facilities. These macroeconomic challenges have led to increased cost of raw materials, packaging materials, labor, energy, fuel, debt and other inputs necessary for the production and distribution of our products.

Corporate Restructuring

We reduced corporate positions, primarily in our Hong Kong sourcing office, during the Third Quarter 2023. We incurred total severance costs of approximately $2.3 million related to the reduction in corporate positions which was recorded in Other operating expense, net in the Consolidated Statements of Operations. As of October 27, 2023, approximately $0.4 million of the severance costs had yet to be paid.

Lands’ End Japan Closure

During Second Quarter 2022, the Board of Directors approved a plan to wind down and cease operations of Lands’ End Japan KK. Lands’ End Japan KK represents the Japan eCommerce operating segment. For a discussion on this operating segment, see Note 13, Segment Reporting. We incurred closing costs of approximately $0.1 million and $3.0 million during the 13 weeks ended October 27, 2023 and October 28, 2022, respectively. For the 39 weeks ended October 27, 2023 and October 28, 2022 we incurred closing costs of approximately $0.2 million and $3.0 million, respectively, recorded in Other operating expense, net in the Consolidated Statements of Operations. See Note 9, Lands’ End Japan Closure.

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

Results of Operations

The following table sets forth, for the periods indicated, selected income statement data, both in dollars and as a percentage of Net revenue:

	13 Weeks Ended
(in thousands)	October 27, 2023		October 28, 2022
Net revenue	$324,735	100.0%	$370,983	100.0%
Cost of sales (excluding depreciation and amortization)	172,142	53.0%	222,573	60.0%
Gross profit	152,593	47.0%	148,410	40.0%
Selling and administrative	135,282	41.7%	132,807	35.8%
Depreciation and amortization	9,595	3.0%	9,761	2.6%
Goodwill impairment	106,700	32.9%	—	—%
Other operating expense, net	2,324	0.7%	3,096	0.8%
Operating (loss) income	(101,308)	(31.2)%	2,746	0.7%
Interest expense	11,677	3.6%	10,825	2.9%
Other (income) expense, net	(132)	(0.0)%	230	0.1%
Loss before income taxes	(112,853)	(34.8)%	(8,309)	(2.2)%
Income tax (benefit)	(459)	(0.1)%	(3,627)	(1.0)%
NET LOSS	$(112,394)	(34.6)%	$(4,682)	(1.3)%

	39 Weeks Ended
(in thousands)	October 27, 2023		October 28, 2022
Net revenue	$957,656	100.0%	$1,025,826	100.0%
Cost of sales (excluding depreciation and amortization)	527,529	55.1%	604,204	58.9%
Gross profit	430,127	44.9%	421,622	41.1%
Selling and administrative	377,662	39.4%	377,074	36.8%
Depreciation and amortization	28,439	3.0%	29,228	2.8%
Goodwill impairment	106,700	11.1%	—	—%
Other operating expense, net	2,916	0.3%	3,135	0.3%
Operating (loss) income	(85,590)	(8.9)%	12,185	1.2%
Interest expense	35,984	3.8%	27,807	2.7%
Other (income), net	(488)	(0.1)%	(97)	(0.0)%
Loss before income taxes	(121,086)	(12.6)%	(15,525)	(1.5)%
Income tax expense (benefit)	978	0.1%	(6,293)	(0.6)%
NET LOSS	$(122,064)	(12.7)%	$(9,232)	(0.9)%

Depreciation and amortization are not included in our cost of sales because we are a reseller of inventory and do not believe that including depreciation and amortization is meaningful. As a result, our gross margins may not be comparable to other entities that include depreciation and amortization related to the sale of their product in their gross margin measure.

Definitions, Reconciliations and Uses of Non-GAAP Financial Measures

In addition to our Net income (loss) determined in accordance with GAAP, for purposes of evaluating operating performance, we report the following non-GAAP measures: Adjusted net income (loss) and Adjusted EBITDA. Adjusted net income (loss) is also expressed on a diluted per share basis.

We believe presenting non-GAAP financial measures provides useful information to investors, allowing them to assess how the business performed excluding the effects of non-recurring and non-operational amounts. We believe the use of the non-GAAP financial measures facilitates comparing the results being reported against past and future results by eliminating amounts that we believe are not comparable between periods and assists investors in evaluating the effectiveness of our operations and underlying business trends in a manner that is consistent with management’s own methods for evaluating business performance.

Our management uses Adjusted net income (loss) and Adjusted EBITDA to evaluate the operating performance of our business for comparable periods and to discuss our business with our Board of Directors, institutional investors and other market participants. Adjusted EBITDA is also used as the basis for a performance measure used in executive incentive compensation.

The methods we use to calculate our non-GAAP financial measures may differ significantly from methods other companies use to compute similar measures. As a result, any non-GAAP financial measures presented herein may not be comparable to similar measures provided by other companies. Adjusted net income (loss) and Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as these measures may exclude a number of important cash and non-cash recurring items.

Adjusted net income (loss) is defined as net income (loss) excluding certain significant items as set forth below. Adjusted net income (loss) is also presented on a diluted per share basis. While Adjusted net income (loss) is a non-GAAP measurement, management believes that it is an important indicator of operating performance and useful to investors. Significant items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of results and are described below:

•
Goodwill and long-lived asset impairment - charges associated with the non-cash write down of goodwill and certain long-lived assets for the 13 and 39 weeks ended October 27, 2023 and October 28, 2022.

•
Corporate restructuring - severance costs associated with reduction in corporate positions, primarily in our Hong Kong sourcing office, for the 13 and 39 weeks ended October 27, 2023 .

•
Lands’ End Japan closure – closing costs, net of other operating income, recorded for the 13 and 39 weeks ended October 27, 2023 and October 28, 2022.

The following tables set forth, for the periods indicated, a reconciliation of Net loss to Adjusted net loss and Adjusted net loss per share:

Unaudited	13 Weeks Ended
(in thousands, except per share amounts)	October 27, 2023	October 28, 2022
Net loss	$(112,394)	$(4,682)
Goodwill and long-lived asset impairment	106,700	120
Corporate restructuring	2,266	—
Lands' End Japan closure	23	3,858
Tax effects on adjustments	(159)	(977)
ADJUSTED NET LOSS	$(3,564)	$(1,681)
ADJUSTED DILUTED NET LOSS PER SHARE	$(0.11)	$(0.05)

Diluted weighted average common shares outstanding	31,887	33,064

Unaudited	39 Weeks Ended
(in thousands, except per share amounts)	October 27, 2023	October 28, 2022
Net loss	(122,064)	(9,232)
Goodwill and long-lived asset impairment	106,700	120
Corporate restructuring	2,656	—
Lands' End Japan closure	122	3,858
Tax effects on adjustments	(200)	(977)
ADJUSTED NET LOSS	$(12,786)	$(6,231)
ADJUSTED DILUTED NET LOSS PER SHARE	$(0.40)	$(0.19)

Diluted weighted average common shares outstanding	32,140	33,196

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

•
Goodwill and long-lived asset impairment - charges associated with the non-cash write down of goodwill and certain long-lived assets for the 13 and 39 weeks ended October 27, 2023 and October 28, 2022.

•
Corporate restructuring - severance costs associated with reduction in corporate positions, primarily in our Hong Kong sourcing office, for the 13 and 39 weeks ended October 27, 2023 .

•
Lands’ End Japan closure – closing costs, net of other operating income, recorded for the 13 and 39 weeks ended October 27, 2023 and October 28, 2022.

•
Net gain or loss on disposal of property and equipment – disposal of property and equipment for the 39 weeks ended October 27, 2023 and October 28, 2022.

•
Other – amortization of transaction related costs associated with our Third Party distribution channel for the 13 weeks ended October 28, 2022 and the 39 weeks ended October 27, 2023 and October 28, 2022.

The following tables set forth, for the periods indicated, selected income statement data, both in dollars and as a percentage of Net revenue and a reconciliation of Net loss to Adjusted EBITDA:

Unaudited	13 Weeks Ended
(in thousands)	October 27, 2023		October 28, 2022
Net loss	$(112,394)	(34.6)%	$(4,682)	(1.3)%
Income tax (benefit)	(459)	(0.1)%	(3,627)	(1.0)%
Other (income) expense, net	(132)	(0.0)%	230	0.1%
Interest expense	11,677	3.6%	10,825	2.9%
Operating (loss) income	(101,308)	(31.2)%	2,746	0.7%
Depreciation and amortization	9,595	3.0%	9,761	2.6%
Goodwill and long-lived asset impairment	106,700	32.9%	120	0.0%
Corporate restructuring	2,266	0.7%	—	—%
Lands' End Japan closure	23	0.0%	3,858	1.0%
Other	—	—%	178	0.0%
Adjusted EBITDA	$17,276	5.3%	$16,663	4.5%

Unaudited	39 Weeks Ended
(in thousands)	October 27, 2023		October 28, 2022
Net loss	$(122,064)	(12.7)%	$(9,232)	(0.9)%
Income tax expense (benefit)	978	0.1%	(6,293)	(0.6)%
Other income, net	(488)	(0.1)%	(97)	(0.0)%
Interest expense	35,984	3.8%	27,807	2.7%
Operating (loss) income	(85,590)	(8.9)%	12,185	1.2%
Depreciation and amortization	28,439	3.0%	29,228	2.8%
Goodwill and long-lived asset impairment	106,700	11.1%	120	0.0%
Corporate restructuring	2,656	0.3%	—	—%
Lands' End Japan closure	122	0.0%	3,858	0.4%
Loss on disposal of property and equipment	100	0.0%	39	0.0%
Other	189	0.0%	866	0.1%
Adjusted EBITDA	$52,616	5.5%	$46,296	4.5%

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

Discussion and Analysis

Third Quarter 2023 compared with Third Quarter 2022

Net Revenue

Net revenue was $324.7 million for Third Quarter 2023, a decrease of $46.3 million or 12.5%, from $371.0 million during the Third Quarter 2022.

U.S. eCommerce Net revenue was $190.2 million for Third Quarter 2023, a decrease of $21.0 million or 10.0%, from $211.2 million during the Third Quarter 2022. The decrease in U.S. eCommerce was primarily driven by a concerted effort to reduce promotional activity and improved inventory management compared to the prior year resulting in higher margins with lower clearance inventory sales.

International eCommerce Net revenue was $26.2 million for Third Quarter 2023, a decrease of $11.8 million or 30.9%, from $38.0 million during the Third Quarter 2022. The decrease in International eCommerce was due to continued assortment editing with a focus on key categories and reduced clearance inventories in Europe and the closing of Lands’ End Japan at the end of Fiscal 2022. Excluding the $9.5 million of Lands’ End Japan, Net revenue for International eCommerce decreased 9.7%.

Outfitters Net revenue was $74.3 million for Third Quarter 2023, a decrease of $6.5 million or 8.0%, from $80.8 million during the Third Quarter 2022. The decrease was primarily driven by the conclusion of the Delta Air Lines contract in the First Quarter 2023 and timing of school uniform shipments compared to prior year partially offset by mid-single digit growth year-over-year in our business to business customers. Excluding the $4.2 million decrease in year over year revenue from the Delta Air Lines business, Net revenue for the Outfitters business decreased 3.0%.

Third Party Net revenue was $24.0 million for Third Quarter 2023, a decrease of $6.9 million or 22.4%, from $30.9 million during the Third Quarter 2022. The decrease was primarily attributed to weaker performance at Kohl’s partially offset by continued growth of marketplace sales through other existing marketplaces.

Retail Net revenue was $10.0 million for Third Quarter 2023, a decrease of $0.1 million or 1.0%, from $10.1 million during the Third Quarter 2022. Our U.S. Company Operated stores experienced an increase of 2.3% in Same Store Sales as compared to the Third Quarter 2022. On October 27, 2023 there were 26 U.S. Company Operated stores, compared to 29 U.S. Company Operated stores on October 28, 2022.

Gross Profit

Gross profit was $152.6 million for Third Quarter 2023, an increase of $4.2 million or 2.8% from $148.4 million during the Third Quarter of 2022. Gross margin increased approximately 700 basis points to 47.0% in Third Quarter 2023, compared with 40.0% in Third Quarter 2022. The Gross margin improvement was primarily driven by new products across the brand, strength in transitional outerwear and adjacent product categories, reduction in sales of clearance inventory and improvements in supply chain costs in the third quarter of fiscal 2023 compared to the prior year.

Selling and Administrative Expenses

Selling and administrative expenses increased $2.5 million to $135.3 million or 41.7% of total Net revenue in Third Quarter 2023 compared with $132.8 million or 35.8% of Net revenue in Third Quarter 2022. The approximately 590 basis points increase was driven by deleveraging from lower revenues and higher incentive related personnel costs, partially offset by lower marketing spend and continued cost controls.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.2 million to $9.6 million in Third Quarter 2023 compared with $9.8 million in the Third Quarter 2022.

Goodwill Impairment

Goodwill impairment was $106.7 million in Third Quarter 2023 compared to none in Third Quarter 2022. We recorded full impairment of the $70.4 million and $36.3 million of goodwill allocated to our U.S. eCommerce and Outfitters reporting units, respectively, in Third Quarter 2023 due to the decline in stock price and market capitalization, as well as current market conditions and macroeconomic conditions. See Note 1, Background and Basis Presentation.

Other Operating Expense

Other operating expense, net was $2.3 million in Third Quarter 2023 compared to $3.1 million in Third Quarter 2022. The $0.8 million decrease was due to $3.0 million of Lands’ End Japan closing costs recorded in Third Quarter 2022 compared to $2.3 million of corporate restructuring costs, primarily severance costs in our Hong Kong sourcing office, recorded in Third Quarter 2023.

Operating Income (Loss)

Operating loss was $101.3 million in Third Quarter 2023 compared to Operating income of $2.7 million in Third Quarter 2022. The $104.0 million increase in Operating loss was primarily a result of the $106.7 million non-cash goodwill impairment charge recorded in Third Quarter 2023.

Interest Expense

Interest expense was $11.7 million in Third Quarter 2023 compared to $10.8 million in Third Quarter 2022. The $0.9 million increase was driven by higher applicable interest rates under the Term Loan Facility offset by lower ABL Facility interest related to lower average outstanding balances.

Other Expense (Income)

Other income was $0.1 million in Third Quarter 2023 compared to Other expense of $0.2 million in Third Quarter 2022.

Income Tax (Benefit) Expense

We recorded an income tax benefit at an overall effective tax rate of 0.4% and 43.7% for Third Quarter 2023 and Third Quarter 2022, respectively. The overall effective tax rate for the 13 weeks ended October 27, 2023, reflects the impacts resulting from the impairment of non-tax deductible goodwill recorded in the Third Quarter 2023. The overall effective tax rate for the 13 weeks ended October 28, 2022, reflect tax benefits recorded as a result of Lands’ End Japan closing costs recorded in the Third Quarter 2022.

Net Income (Loss)

Net loss was $112.4 million and diluted loss per share was $3.52 in Third Quarter 2023 compared with Net loss of $4.7 million and diluted loss per share of $0.14 in Third Quarter 2022. The increase in Net loss was primarily due to the $106.7 million non-cash goodwill impairment charge recorded in Third Quarter 2023.

Adjusted EBITDA

As a result of the above factors, Adjusted EBITDA was $17.3 million in Third Quarter 2023 and $16.7 million in Third Quarter 2022, respectively.

Adjusted Net Income (Loss)

Adjusted net loss was $3.6 million and Adjusted diluted net loss per share was $0.11 in Third Quarter 2023 compared with Adjusted net loss of $1.7 million and Adjusted diluted net loss per share of $0.05 in Third Quarter 2022.

Year-to-Date 2023 compared with Year-to-Date 2022

Net Revenue

Net revenue was $957.7 million for Year-to-Date 2023 a decrease of $68.2 million or 6.6% from $1.0 billion during Year-to-Date 2022.

U.S. eCommerce Net revenue was $563.8 million for Year-to-Date 2023, a decrease of $25.6 million or 4.3%, from $589.4 million during the Year-to-Date 2022. The decrease in U.S. eCommerce was primarily driven by continued promotional productivity within swim, outerwear and newness in adjacent product categories and improved inventory management resulting in higher margins with lower clearance inventory sales.

International eCommerce Net revenue was $74.4 million for Year-to-Date 2023, a decrease of $44.1 million or 37.2%, from $118.5 million during the Year-to-Date 2022. The decrease in International eCommerce was due to continued assortment editing with a focus on key categories and reduced clearance inventories in Europe and the closing of Lands’ End Japan at the end of Fiscal 2022. Excluding the $25.5 million of Lands’ End Japan, Net revenue for International eCommerce decreased 19.9% .

Outfitters Net revenue was $216.3 million for Year-to-Date 2023, an increase of $10.9 million or 5.3%, from $205.4 million during the Year-to-Date 2022. Compared to the Year-to-Date 2022, the increase was primarily driven by inventory sales to Delta Air Lines at the conclusion of their five-year contract in the First Quarter 2023. Excluding the $9.2 million increase in year over year revenue from the Delta Air Lines business, Net revenue for the Outfitters business increased by 0.9%.

Third Party Net revenue was $71.4 million for Year-to-Date 2023, a decrease of $8.4 million or 10.6% from $79.8 million during the Year-to-Date 2022. The decrease was primarily driven by a decline in Kohl’s partially offset by growth in marketplace sales through other existing marketplaces.

Retail Net revenue was $31.8 million for Year-to-Date 2023, a decrease of $0.9 million or 2.8%, from $32.7 million during the Year-to-Date 2022. Our U.S. Company Operated stores experienced an increase of 0.3% in Same Store Sales as compared to the Year-to-Date 2022. On October 27, 2023 there were 26 U.S. Company Operated stores compared to 29 U.S. Company Operated stores on October 28, 2022.

Gross Profit

Gross profit was $430.1 million for Year-to-Date 2023, an increase of $8.5 million or 2.0% from $421.6 million during Year-to-Date 2022. Gross margin increased to 44.9% in Year-to-Date 2023, compared with 41.1% in Year-to-Date 2022. The 380 basis point improvement in gross margin was primarily driven by leveraging the strength in the swim, outerwear and newness in adjacent product categories across the channels, reduction in clearance inventory and improvements in supply chain costs for Year-to-Date 2023 compared to the prior year.

Selling and Administrative Expenses

Selling and administrative expenses increased $0.6 million to $377.7 million or 39.4% of total Net revenue in Year-to-Date 2023 compared with $377.1 million or 36.8% of Net revenue in Year-to-Date 2022. The approximately 270 basis point increase was driven by deleveraging from lower revenues and higher incentive related personnel costs, partially offset by lower digital marketing spend and continued cost controls.

Depreciation and Amortization

Depreciation and amortization expense was $28.4 million in Year-to-Date 2023, a decrease of $0.8 million or 2.7%, compared with $29.2 million in Year-to-Date 2022.

Goodwill Impairment

Goodwill impairment was $106.7 million in Year-to-Date 2023 compared to none in Year-to-Date 2022. We recorded full impairment of the $70.4 million and $36.3 million of goodwill allocated to our U.S. eCommerce and Outfitters reporting units, respectively, in Year-to-Date 2023 due to the decline in stock price and market capitalization, as well as current market conditions and macroeconomic conditions. See Note 1, Background and Basis Presentation.

Other Operating Expense

Other operating expense, net was $2.9 million in Year-to-Date 2023, a decrease of $0.2 million or 6.5% compared with $3.1 million in Year-to-Date 2022. Year-to-Date 2023 includes $2.7 million of corporate restructuring costs, primarily severance costs in our Hong Kong sourcing office, compared to $3.0 million of Lands’ End Japan closing costs recorded in Year-to-Date 2022.

Operating Income (Loss)

Operating loss was $85.6 million in Year-to-Date 2023 compared to Operating income of $12.2 million in Year-to-Date 2022. The $97.8 million increase in Operating loss was a result of the $106.7 million non-cash goodwill impairment charge recorded in Third Quarter 2023.

Interest Expense

Interest expense was $36.0 million in Year-to-Date 2023 compared to $27.8 million in Year-to-Date 2022. The $8.2 million increase was primarily attributed to higher applicable interest rates on the Debt Facilities.

Other Expense (Income)

Other income was $0.5 million in Year-to-Date 2023 compared to Other income $0.1 million in Year-to-Date 2022.

Income Tax (Benefit) Expense

We recorded an income tax expense at an overall effective tax rate of (0.8)% for Year-to-Date 2023 and an income tax benefit of 40.5% for Year-to-Date 2022. The overall effective tax rate for the 39 weeks ended October 27, 2023, reflects the impacts resulting from the impairment of non-tax deductible goodwill recorded in the Third Quarter 2023. The overall effective tax rate for the 39 weeks ended October 28, 2022, reflect tax benefits recorded as a result of Lands’ End Japan closing costs recorded in the Third Quarter 2022.

Net Income (Loss)

As a result of the above factors, Net loss was $122.1 million and diluted loss per share was $3.80 in Year-to-Date 2023 compared with Net loss of $9.2 million and diluted loss per share of $0.28 in Year-to-Date 2022. The increase in Net loss was primarily due to the $106.7 million non-cash goodwill impairment charge recorded in Third Quarter 2023.

Adjusted EBITDA

As a result of the above factors, Adjusted EBITDA was $52.6 million in Year-to-Date 2023 compared to $46.3 million in Year-to-Date 2022.

Adjusted Net Income (Loss)

Adjusted net loss was $12.8 million and Adjusted diluted net loss per share was $0.40 in Year-to-Date 2023 compared with Adjusted net loss of $6.2 million and Adjusted diluted net loss per share of $0.19 in Year-to-Date 2022.

Liquidity and Capital Resources

Our primary need for liquidity is to fund working capital requirements of our business, capital expenditures, debt service and for general corporate purposes. Our cash and cash equivalents and the ABL Facility serve as sources of liquidity for short-term working capital needs and general corporate purposes. The ABL Facility had a balance outstanding of $110.0 million on October 27, 2023, other than letters of credit. Cash generated from our net revenue and profitability, and to a lesser extent our changes in working capital, are driven by the seasonality of our business, with a significant amount of net revenue and operating cash flows generally occurring in the fourth fiscal quarter of each year. We expect that our cash on hand and cash flows from operations, along with revolving on the ABL Facility, will be adequate to meet our capital requirements and operational needs for at least the next 12 months.

Description of Material Indebtedness

Debt Arrangements

Our $275.0 million committed revolving ABL Facility includes a $70.0 million sublimit for letters of credit and is available for working capital and other general corporate liquidity needs. The amount available to borrow is the lesser of (1) the Aggregate Commitments of $275.0 million (“ABL Facility Limit”) or (2) the Borrowing Base which is calculated from Eligible Inventory, Trade Receivables and Credit Card Receivables, all foregoing capitalized terms not defined herein are as defined in the ABL Facility. The balance outstanding on October 27, 2023 and October 28, 2022 was $110.0 million and $160.0 million, respectively. The balance of outstanding letters of credit was $8.9 million and $11.8 million on October 27, 2023 and October 28, 2022, respectively.

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

Customary agency fees are payable in respect of the Debt Facilities. The ABL Facility fees include (i) commitment fees of 0.25% based upon the average daily unused commitment (aggregate commitment less loans and letter of credit outstanding) under the ABL Facility for the preceding fiscal quarter and (ii) customary letter of credit fees. As of October 27, 2023, we had borrowings of $110.0 million under the ABL Facility.

Maturity; Amortization and Prepayments

The ABL Facility maturity date is the earlier of (a) July 29, 2026 and (b) June 9, 2025 if, on or prior to such date, the Term Loan Facility has not been refinanced, extended or repaid in full in accordance with the terms thereof and not replaced with other indebtedness.

The Term Loan Facility matures on September 9, 2025 and amortizes at a rate equal to 1.25% per quarter. It is subject to mandatory prepayments in an amount equal to a percentage of the borrower’s excess cash flows in each fiscal year, ranging from 0% to 75% depending on our total leverage ratio, and with the proceeds of certain asset sales, casualty events and extraordinary receipts. The loan could not be voluntarily prepaid during the first two years of its term without significant penalties. A prepayment premium of 1% applies to voluntary prepayments and certain mandatory prepayments made between September 9, 2023 and September 9, 2024 and no premium applies to such prepayments thereafter.

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

As of October 27, 2023, we were in compliance with our financial covenants in the Debt Facilities.

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

Cash Flows from Operating Activities

Net cash provided by operating activities was $36.7 million during Year-to-Date 2023 compared to net cash used in operating activities of $126.0 million during Year-To-Date 2022. The $162.7 million improvement in cash provided by operating activities was primarily due to the year-over-year improvement in inventory flow and productivity.

Cash Flows from Investing Activities

Net cash used in investing activities was $28.5 million and $20.5 million during Year-To-Date 2023 and Year-To-Date 2022, respectively. Cash used in investing activities for both periods was primarily used for investments to update our digital information technology infrastructure.

For Fiscal 2023, we plan to invest approximately $35.0 million in capital expenditures for strategic investments and infrastructure, primarily in technology and general corporate needs.

Cash Flows from Financing Activities

Net cash used in financing activities was $11.4 million during Year-To-Date 2023, compared with net cash provided by financing activities of $140.1 million during Year-To-Date 2022. The decrease in net cash provided by financing activities is primarily due to lower inventory levels.

Contractual Obligations and Off-Balance-Sheet Arrangements

There have been no material changes to our contractual obligations and off-balance-sheet arrangements as discussed in our Annual Report on Form 10-K for the fiscal year ended January 27, 2023.

Financial Instruments with Off-Balance-Sheet Risk

The $275.0 million committed revolving ABL Facility includes a $70.0 million sublimit for letters of credit and has a maturity date of the earlier of (a) July 29, 2026 and (b) June 9, 2025 if, on or prior to such date, the Term Loan Facility has not been refinanced, extended or repaid in full in accordance with the terms thereof and not replaced with other indebtedness. The ABL Facility is available for working capital and other general corporate liquidity needs. The balance outstanding on October 27, 2023 and October 28, 2022 was

$110.0 million and $160.0 million, respectively. The balance of outstanding letters of credit was $8.9 million and $11.8 million on October 27, 2023 and October 28, 2022, respectively.

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

Goodwill impairment assessments

In connection with the preparation of the financial statements included in this Form 10-Q, we considered the decline in our stock price and market capitalization, as well as current market and macroeconomic conditions, to be a triggering event for the U.S. eCommerce and Outfitters reporting units and therefore completed an interim test for impairment of goodwill for these reporting units as of October 27, 2023. We tested goodwill for impairment using a one-step quantitative test. The quantitative test compares the reporting unit’s fair value to its carrying value. An impairment is recorded for any excess carrying value above the reporting unit’s fair value, not to exceed the amount of goodwill. We estimate the fair value of our reporting units using a discounted cash flow model, commonly referred to as the income approach. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions appropriate to our reporting unit. The discounted cash flow model uses management’s best estimates of economic and market conditions over the projected period using the best information available, including growth rates in revenues, costs and estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, weighted average cost of capital and changes in future working capital requirements.

The testing resulted in full impairment of $70.4 million and $36.3 million of goodwill allocated to our U.S. eCommerce and Outfitters reporting units, respectively.

Indefinite-lived intangible asset impairment assessments

Our indefinite-lived intangible asset is the Lands’ End trade name. We review the trade name for impairment on an annual basis during the fourth fiscal quarter, or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The fair value of the trade name indefinite-lived intangible asset is estimated using the relief from royalty method. The relief from royalty method is based on the assumption that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset class. The relief from royalty method involves two steps: (1) estimation of reasonable royalty rates for the assets and (2) the application of these royalty rates to a forecasted net revenue stream and discounting the resulting cash flows to determine a present value. We multiply the selected royalty rate by the forecasted net revenue stream to calculate the cost savings (relief from royalty payment) associated with the asset. The cash flows are then discounted to present value using the selected discount rate and compared to the carrying value of the asset.

In connection with the preparation of the financial statements included in this Form 10-Q, we considered the decline in our stock price and market capitalization, as well as current market and macroeconomic conditions to be a triggering event for the Lands’ End trade name. The fair value of the trade name indefinite-lived intangible asset was estimated using the relief from royalty method and the testing resulted in no impairment to the Lands’ End trade name. Our impairment testing indicates the fair value of the trade name exceeds the carrying value by 6.1%.

Long-lived Asset Impairment Analysis

Property and equipment are subject to a review for impairment if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”) we reviewed the long-lived asset groups for impairment as of October 27, 2023.

The Company Operated store long-lived asset group, including Operating right-of-use assets, are regularly reviewed for impairment indicators. Impairment is assessed at the individual store level which is the lowest level of identifiable cash flows and considers the estimated undiscounted cash flows over the asset’s remaining life. If estimated undiscounted cash flows are insufficient to recover the investment, an impairment loss is recognized equal to the difference between the estimated fair value of the asset and its carrying value, net of salvage, and any costs of disposition. The fair value estimate is generally the discounted amount of estimated store-specific cash flows. We recognized long-lived asset impairment for Operating lease right-of-use assets and property and equipment, net for identified individual Company Operated stores in the amount of no impairment and $0.1 million as of October 27, 2023 and October 28, 2022, respectively, recorded in Other operating expense, net in the Condensed Consolidated Statement of Operations.

We reviewed the remaining long-lived asset groups for impairment as of October 27, 2023. We assessed the recoverability of our long-lived asset groups by comparing their projected undiscounted cash flows associated over remaining estimated useful lives of the primary asset in the long-lived asset group against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. As a result of the testing the undiscounted cash flows of the remaining asset groups exceeded their respective carrying amount resulting in no impairment.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

The Company’s international subsidiaries operate with functional currencies other than the U.S. dollar. Since the Company’s Condensed Consolidated Financial Statements are presented in U.S. dollars, the Company must translate all components of these financial statements from the functional currencies into U.S. dollars at exchange rates in effect during or at the end of the reporting period. Net revenue generated from the International distribution channel represented approximately 8% of our total net revenue Year-to-Date 2023. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of net revenue, expenses, assets and liabilities. Assuming a 10% change in foreign currency exchange rates, net revenue for Year-to-Date 2023 would have increased or decreased by approximately $7.4 million. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our international subsidiaries into U.S. dollars. Foreign currency translation losses, net, for Year-to-Date 2023 totaled approximately $0.4 million related to our international subsidiaries in United Kingdom and Germany. Additionally, the Company has foreign currency denominated intercompany receivables and payables that when settled result in a transaction gain or loss. A 10% change in foreign currency exchanges rates would not result in a significant transaction gain or loss in earnings. The Company does not utilize financial instruments for trading purposes or hedging and have not used any derivative financial instruments to limit foreign currency exchange rate exposures. The Company does not consider our foreign earnings to be permanently reinvested.

As of October 27, 2023, the Company had $9.0 million of cash and cash equivalents denominated in foreign currency in British pound sterling, Hong Kong dollar, euro and Japanese yen.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation for the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of October 27, 2023, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by Rules 13a-15 under the Exchange Act during the most recently completed fiscal quarter ended October 27, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

After giving effect to the July 8 Opinion, the remaining claims under the Consolidated Wisconsin Action related to claims for property damage and breach of warranty. Following these rulings and an order of the court dated December 1, 2022, 277 named Plaintiffs remained in the case who claim they have suffered personal property damage as a result of dye transferring to personal items, with aggregate claims of approximately $110,000 in damages. The Court set a deadline for the parties to voluntarily resolve these remaining outstanding claims, and on July 19, 2023 the parties reported to the Court that they had reached a settlement in principle of the matter, and subsequently entered into a Confidential Settlement, fully resolving the outstanding property damage claims, which were the only remaining claims in the action.

Following the entry of the Final Order by the Court on October 12, 2023, Plaintiffs filed an appeal to the Seventh Circuit. On November 13, 2023, the Court of Appeals for the Seventh Circuit issued an Order suspending the briefing schedule pending a remand to the district court for the limited purpose of issuing a revised final judgement order. Lands’ End continues its vigorous defense of this case and maintains that the claims are without merit.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended January 27, 2023, filed with the SEC on April 10, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

The following table presents a month-to-month summary of information with respect to purchases of common stock made during the Third Quarter 2023 pursuant to the 2022 Share Repurchase Program announced on June 28, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
July 29 - August 25	124,846	$9.81	124,846	$33,556
August 26 - September 29	215,758	$8.01	215,758	$31,829
September 30 - October 27	5,342	$7.47	5,342	$31,789
Total	345,946	$8.65	345,946

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

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended October 27, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

The following documents are filed as exhibits to this report:

Exhibit Number	Exhibit Description

3.1

Amended and Restated Certificate of Incorporation of Lands’ End, Inc. (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed by Lands’ End, Inc. on March 24, 2022 (File No. 001-09769)).

3.2	Amended and Restated Bylaws of Lands’ End, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Lands’ End, Inc. on April 8, 2014 (File No. 001-09769)).

10.1	Letter from Lands’ End, Inc. to Bernard McCracken relating to employment, dated September 14, 2023.*

10.2	Executive Severance Agreement by and between Lands’ End, Inc. and Bernard McCracken, dated September 14, 2023.*

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lands’ End, Inc.

(Registrant)

By:	/s/ Bernard McCracken
Name:	Bernard McCracken
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Date: December 5, 2023