Form 10-K
period 2024-02-02
LANDS' END, INC.
filed 2024-04-03
CIK 799288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 2, 2024

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

The aggregate market value (based on the closing price of the registrant’s common stock quoted on the Nasdaq Stock Market) of the registrant’s common stock owned by non-affiliates, as of July 28, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $136.8 million.

As of April 1, 2024, the registrant had 31,491,974 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2024 Annual Meeting of Stockholders (the “Proxy Statement”), to be held on May 9, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Auditor Firm Id:	243	Auditor Name:	BDO USA, P.C.	Auditor Location:	Madison, WI, United States
Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Chicago, IL, United States

LANDS’ END, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

As used in this Annual Report on Form 10-K, references to the “Company”, “Lands’ End”, “we”, “us”, “our” and similar terms refer to Lands’ End, Inc. and its subsidiaries. Our fiscal year ends on the Friday preceding the Saturday closest to January 31. Other terms commonly used in this Annual Report on Form 10-K are defined as follows:

•
ABL Facility – Asset-based senior secured credit agreements, providing for a revolving facility, dated as of November 16, 2017, with Wells Fargo, N.A. and certain other lenders, as amended to date
•
Adjusted EBITDA – Net income/(loss) appearing on the Consolidated Statements of Operations net of Income tax expense/(benefit), Interest expense, Depreciation and amortization and other significant items
•
ASC – Financial Accounting Standards Board Accounting Standards Codification, which serves as the source for authoritative GAAP, as supplemented by rules and interpretive releases by the SEC which are also sources of authoritative GAAP for SEC registrants
•
Adjusted net income (loss) – Net income (loss) appearing on the Consolidated Statements of Operations excluding significant non-recurring or non-operational items. Adjusted net income (loss) is also presented on a diluted per share basis
•
Company Operated stores – Lands’ End retail stores in the Retail distribution channel
•
Current Term Loan Facility – Term loan credit agreement, dated as of December 29, 2023, among the Company, Blue Torch Capital, as Administrative Agent and Collateral Agent, and the lenders party thereto
•
Debt Facilities – Collectively, the Current Term Loan Facility and ABL Facility
•
First Quarter 2024 – The 13 weeks ending May 3, 2024
•
Fiscal 2024 – The 52 weeks ending January 31, 2025
•
Fiscal 2023 – The 53 weeks ended February 2, 2024
•
Fiscal 2022 – The 52 weeks ended January 27, 2023
•
Fiscal 2021 – The 52 weeks ended January 28, 2022
•
Former Term Loan Facility – Term loan credit agreement, dated as of September 9, 2020, among the Company, Fortress Credit Corp., as Administrative Agent and Collateral Agent, and the lenders party thereto
•
Fourth Quarter 2023 – The 14 weeks ended February 2, 2024
•
GAAP – Accounting principles generally accepted in the United States
•
LIBOR – London inter-bank offered rate
•
SEC – United States Securities and Exchange Commission
•
Second Quarter 2023 – The 13 weeks ended July 28, 2023
•
Second Quarter 2022 – The 13 weeks ended July 29, 2022
•
SOFR – Secured Overnight Funding Rate

•
Term Loan Adjusted SOFR – SOFR plus adjustments of either (a) 0.11448% for a one-month interest period, (b) 0.26161% for a three-month interest period, or (c) 0.42826% for a six-month interest period
•
Third Quarter 2023 – The 13 weeks ended October 27, 2023

Lands’ End, Inc. is a leading digital retailer of solution-based apparel, swimwear, outerwear, accessories, footwear, home products and uniforms. We offer products online at www.landsend.com, through third-party distribution channels and our own Company Operated stores. We also offer products to businesses and schools, for their employees and students, through the Outfitters distribution channel. We are a classic American lifestyle brand that creates solutions for life’s every journey.

Lands’ End was founded in 1963 by Gary Comer and his partners to sell sailboat hardware and equipment by catalog. While our product focus has shifted significantly over the years, we have continued to adhere to our founder’s motto as one of our guiding principles: “Take care of the customer, take care of the employee and the rest will take care of itself.”

We have one external reportable segment and identify our operating segments according to how our business activities are managed and evaluated. During Fiscal 2023, our operating segments consisted of: U.S. eCommerce, Europe eCommerce, Outfitters, Third Party and Retail. During Fiscal 2022, our operating segments also included Japan eCommerce (See Note 8, Lands’ End Japan Closure). We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore, the results of our operating segments are aggregated into one external reportable segment.

Distribution Channels

Lands’ End identifies five separate distribution channels for revenue reporting purposes.

•
U.S. eCommerce offers products through our eCommerce website.
•
International offers products primarily to consumers located in Europe and through eCommerce international websites and third-party affiliates.
•
Outfitters sells uniform and logo apparel to businesses and their employees, as well as to student households through school relationships, located primarily in the U.S.
•
Third Party sells the same products as U.S. eCommerce but direct to consumers through third-party marketplace websites and through domestic wholesale relationships.
•
Retail sells products through Company Operated stores.

In Fiscal 2023, we generated Net revenue of approximately $1.47 billion. Net revenue was generated worldwide with operations based in the United States, United Kingdom, and Germany. This network reinforces and supports sales across the distribution channels in which we do business. Net revenue is presented by distribution channel in the following table:

(in thousands)	Fiscal 2023	% of Net Revenue	Fiscal 2022	% of Net Revenue	Fiscal 2021	% of Net Revenue
U.S. eCommerce	$930,314	63.2%	$955,752	61.4%	$1,027,138	62.8%
International (1)	112,855	7.7%	166,627	10.7%	220,997	13.5%
Outfitters	269,943	18.3%	265,898	17.1%	254,191	15.5%
Third Party	111,826	7.6%	118,996	7.7%	86,517	5.3%
Retail	47,570	3.2%	48,156	3.1%	47,781	2.9%
Total Net revenue	$1,472,508		$1,555,429		$1,636,624

(1)
Fiscal 2022 and Fiscal 2021 includes Net revenue of $32.7 million and $43.3 million, respectively, from the Japan eCommerce distribution channel. See Note 8, Lands’ End Japan Closure.

In Fiscal 2023, we fulfilled orders to customers in approximately 135 countries outside the United States, totaling approximately 9% of Net revenue.

Net revenue by the geographical location where the product is shipped is as follows:

(in thousands)	Fiscal 2023	% of Net Revenue	Fiscal 2022	% of Net Revenue	Fiscal 2021	% of Net Revenue
United States	$1,342,366	91.2%	$1,368,518	88.0%	$1,393,402	85.1%
Europe	114,778	7.8%	135,878	8.7%	179,302	11.0%
Asia (1)	569	0.0%	33,451	2.2%	44,383	2.7%
Other	14,795	1.0%	17,582	1.1%	19,537	1.2%
Total Net revenue	$1,472,508		$1,555,429		$1,636,624

(1)
Fiscal 2022 and Fiscal 2021 includes Net revenue of $32.7 million and $43.3 million, respectively, from the Japan eCommerce distribution channel. See Note 8, Lands’ End Japan Closure.

Long-lived assets by geographical location, which includes Property and equipment, net, are as follows:

(in thousands)	Fiscal 2023	Fiscal 2022	Fiscal 2021
United States	$111,254	$120,311	$121,259
Europe	6,588	7,051	7,879
Asia	191	276	653
Total long-lived assets	$118,033	$127,638	$129,791

Strategy

We continue to leverage our iconic American brand, which was founded on the principles of delivering great quality, uncompromising service and exceptional value to our customers. We are a vertically integrated digital retailer that manages most aspects of our design, marketing and distribution in-house. In Fiscal 2024, we plan to focus on the following five strategic pillars:

Customer Obsessed. At Lands’ End, we are customer obsessed and strive to bring our customer what they want, when they want it and where they want it, regardless of the product category or means they use to shop our brand. We are focused on further penetrating our existing customer base and seek to build their loyalty through cross-category shopping, as well as introducing new customers to our brand. Additionally, we are focused on creating more personal and compelling journeys geared toward our targeted key customer cohorts to drive higher quality sales with more productive inventories. We strive to operate with lower inventory levels to provide flexibility to refresh our assortment with new styles and fabrics on an ongoing basis.

Product to Solve Life’s Issues. We plan to continue our solutions-focused merchandising strategy which drove higher quality sales resulting in enhanced gross margins and improved cash flow in Fiscal 2023 across key items, categories and franchises including swimwear, outerwear, bottoms, and school and business uniforms.

Digitally Native. Lands’ End maintains a leading digital presence in both our business-to-consumer and business-to-business digital markets. With over 90% of our business being done online, we seek to leverage data and analytics to drive higher quality sales with improved gross margins and increased gross profit. Digital operations is a core competency and our conversion rate is consistently greater than two times apparel industry norms.

Innovation. Lands’ End has long been an innovator, epitomized as being an early adopter of eCommerce for apparel retail, through our embrace of data analytics to better organize our business and service our customers. We strive to be innovative throughout our business to drive stronger results. We are focused on advancing our technologies, challenging ourselves to think and operate differently, embracing change, testing and learning, and applying our learning to best serve evolving customer needs.

Stakeholder Responsibility. Lands’ End is committed to serving all of our stakeholders – our customers, our shareholders, our hard working and dedicated employees and the supportive communities in which we operate. Our goal is to drive deep and meaningful engagement with all stakeholders to achieve our collective goals.

History

We were founded in 1963, incorporated in Delaware in 1986, and our common stock was listed on the New York Stock Exchange from 1986 to 2002. On June 17, 2002, we became a wholly-owned subsidiary of Sears Roebuck and Co., a wholly-owned subsidiary of Sears Holdings Corporation and its consolidated subsidiaries (“Sears Holdings”). On April 4, 2014, Sears Holdings distributed 100 percent of the outstanding common stock of Lands’ End to its stockholders and our common stock was listed on the Nasdaq Stock Market.

Competition

We operate primarily in the apparel industry which is highly competitive. We compete with a diverse group of direct-to-consumer companies and retailers, including national department store chains, women’s and men’s specialty apparel chains, outdoor specialty stores, apparel catalog businesses, sportswear marketers and online apparel businesses that sell similar lines of merchandise. We compete principally on the basis of providing solutions for our customer’s needs through merchandise value (quality and price), product attributes and innovation, our established customer file and award-winning customer service.

Seasonality

We experience seasonal fluctuations in our net revenue and operating results and historically have realized a significant portion of our yearly net revenue and earnings during our fourth fiscal quarter. We generated approximately 34.0% of our yearly net revenue in the fourth quarters of Fiscal 2023, Fiscal 2022 and Fiscal 2021. Lower than expected fourth quarter net revenue could have an adverse impact on our annual operating results. See also Item 1A, Risk Factors, in this Annual Report on Form 10-K.

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

During Fiscal 2023, we entered into licensing agreements for the Costco distribution channel, and all footwear products and all kids categories, excluding school uniforms. We expect to begin generating income from these licenses starting in Fiscal 2024. In line with our asset-light strategy, we will continue to explore additional licensing relationships.

Product Design and Merchandising

We seek to develop new, innovative products that provide solutions for our customers’ needs by utilizing modern fabrics and quality construction to create timeless, affordable styles with excellent fit. We also seek to present our products in an engaging and inspiring way. We devote significant time and resources to quality assurance, fit testing and product compliance.

Our product teams seek to determine optimal inventory levels that align with merchandising and marketing plans and initiatives. The product team also supports efforts to optimize product margin through active management of in-season promotions and post-season clearance activities. In addition, the product teams partner with our global sourcing team through long range planning efforts designed to better manage global supply chain costs.

Consistent with our merchandising strategy, we make inventory investments intended to support the growth of key products. In addition, we strive to improve assortment efficiency to increase seasonal sell through. We continue to leverage technology solutions to assist us in these strategic initiatives.

Sourcing and Vendors

Our products are produced globally by independent manufacturers who are selected, monitored and coordinated by our sourcing team and external sourcing experts. In Fiscal 2023, the top five countries where our vendors are located accounted for approximately 70% of our merchandise purchases in dollars. Our products are manufactured in approximately 20 countries and the majority are imported from Asia and South America.

In Fiscal 2023, our top 10 vendors accounted for approximately 48% of our merchandise purchases in dollars and we worked with approximately 120 vendors that manufactured substantially all of our products. We generally do not enter into long-term merchandise supply contracts. We continue to take advantage of opportunities to more efficiently source our products worldwide, consistent with our high standards of quality and value. Significant areas of non-product spend include logistics, information systems, marketing, packaging and catalog paper and print. We use third-party shipping companies to transport the product to our facilities. Our reliance on imported products has certain risks related to disruptions in countries of manufacture, port congestion, transportation delays and heightened security measures that have affected, and could in the future affect, timely deliveries of product to our points of distribution.

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

We have a focus on raising awareness and educating our employees on reducing our internal use of consumables and natural resources. In addition, we have a broad range of recycling and waste management initiatives at our corporate office and distribution centers. For example, we are reducing our use of office paper products and plastics, we recycle aluminum cans and glass and work with partners to reuse electronic equipment before recycling, as well as disposal of non-recyclables with an on-campus composting site. We also focus on efficient water and energy management programs.

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

We invest significantly in brand development through our focus on providing excellent customer service, emphasis on digital and innovative product development. We believe that this commitment to our brand has helped to generate our large and loyal customer base for over sixty years.

We attempt to build on our brand recognition through multi-channel marketing campaigns including through our eCommerce website, www.landsend.com, catalog distribution, digital marketing and social media. Creative designs for these marketing platforms are developed in-house by our creative team with supplemental work by external agencies on a project basis.

Customer Service

We are committed to building on Lands’ End’s legacy of strong customer service. We believe we have a strong track record of improving the customer service experience through innovation. Lands’ End is focused on using our extensive customer data to make the shopping experience as effortless and personalized as possible. Customer service agents are available on the phone, via chat, email and social media, and we maintain a digital self-service platform. These all have contributed to our award-winning customer service, which we believe is one of our core strengths and a key point of differentiation from our competitors.

We have received many accolades over the years and most recently Lands’ End was included in the Newsweek list of America’s Best Customer Service in 2023, 2022 and 2021, ranking No. 2 for 2023 and 2022 and No.1 for 2021 for best customer service in the Online Retailers: Clothing in the Apparel category.

Distribution

We own and operate three distribution centers in Wisconsin. Our Dodgeville facility is approximately 1.3 million square feet, our Reedsburg facility is approximately 550,000 square feet and our Stevens Point facility is approximately 150,000 square feet. Our customer orders are shipped via third-party carriers.

We own and operate a distribution center in the United Kingdom based in Oakham, a community north of London. Our Oakham facility is approximately 185,000 square feet.

Information Technology

Lands’ End employs a variety of third-party and internally-developed systems to enhance our customer experience and support efficient, cost-effective operations. In support of our business strategies, we implement new solutions and upgrade existing ones to offer, sell and fulfill our products through Lands’ End distribution channels and with wholesale partners, licensees and external marketplaces. See also Item 1A, Risk Factors, in this Annual Report on Form 10-K.

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

We employ approximately 4,900 employees: approximately 4,400 employees in the United States and approximately 500 employees outside the United States. The U.S. workforce consists of approximately 50% part-time employees, 32% hourly employees and 18% salaried employees. With the seasonal nature of the fourth quarter holiday shopping season in the retail industry, approximately 1,500 additional, flexible, part-time employees are hired in the U.S. to support our customer service and distribution centers.

Recruitment and Retention

Lands’ End leverages a multifaceted recruitment approach to source and hire top talent aligned with our corporate priorities. We maintain a strong digital presence to represent our brand and proactively target talent, in addition to a meaningful employee referral bonus program. We have annual talent reviews to evaluate and align on high potential talent with development actions that prepare employees for internal promotion and career growth opportunities, including succession planning for management positions.

Lands’ End has an open-door philosophy. We regularly seek employee feedback through both formal and informal methods from all employment classifications on a variety of topics, including confidence in company leadership, competitiveness of our compensation and benefits package, career growth opportunities and feedback on how we could improve our efforts to be an even greater place to work. Survey outcomes are utilized to drive meaningful improvements. Our efforts to retain talent and maintain strong employee engagement have been very effective, as evidenced by approximately 37% of our full time U.S. employee base having a tenure of 10 years or more.

Turnover within our workforce is closely monitored to alert management of potential issues aside from our normal and desired turnover. Our three-year average global salaried turnover rate is approximately 12%, and the turnover rate for our U.S. hourly full-time staff is approximately 11%. We maintain a strong focus on employee retention through regular and consistent communication, periodic pulse surveys and continued emphasis on employee personal health and safety.

Diversity, Equity and Inclusion

As we strive to be a great place to work, we continue to focus on key initiatives to educate and support diversity and inclusion in the workplace. We believe our strength in work and life comes from the combination of our unique experiences, backgrounds and talents.

We maintain a Diversity, Equity and Inclusion Council (“DEI Council”) consisting of employees who come from diverse backgrounds, with Lands’ End’s Chief Executive Officer serving as the executive sponsor. The DEI Council oversees programming designed to celebrate diversity and foster awareness of all perspectives. To that end, the DEI Council maintains training modules, which are required of all employees, and hosts relevant speakers throughout the year to further employee education. The DEI Council maintains a prominent online presence within the Company’s intranet through which it communicates with all employees across a wide range of subjects, including the recognition of important days within various cultures and educational materials in support of building greater awareness and appreciation of our individual stories, experiences and lives. Each month, a Diversity Newsletter is sent company wide, which serves to further celebrate differences among us.

We maintain Business Resource Groups (“BRGs”) to provide support for our employees. The BRGs are employee-led and consist of individuals with common interests, backgrounds or demographic factors such as gender, sexual orientation, race, ethnicity or life experience. We currently have seven groups: Lands’ End PRIDE (LGTBQ+), Lands’ End Working Parents, LEEDA (Lands’ End Employees with Disabilities and Allies), Lands’ End Veterans, Lands’ End Multicultural, Lands’ End UpLift (multi-generation), and the Lands’ End Women Group. The groups are open to all employees, including our international employees and allies who want to be supportive and involved. It is our belief that by encouraging and supporting BRGs, we are reinforcing our message of inclusion and hope to further empower our employees to utilize their voice to make Lands’ End welcoming, understanding and stronger.

The Human Resource team continually benchmarks and evolves our benefit offerings to provide more inclusive options. We extended our paid parental leave in 2022 to be more inclusive and expanded domestic partner benefits.

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

Compensation and Benefits

We are committed to fostering an environment where contributions are recognized, valued, and rewarded. Our Total Rewards Philosophy is rooted in the fundamental principle that our employees are the driving force behind our success, and we are committed to offering a competitive rewards program that includes compensation, benefits, and opportunities. We align our total rewards programs, core values, and strategic business objectives to attract, retain, and engage top talent, while fostering a culture of collaboration, growth, and excellence.

We believe in upholding pay equity and fairness and are committed to providing equal pay for equal work, ensuring that compensation decisions are based on objective criteria such as skills, experience, and performance. Our compensation practices are designed to foster an inclusive and diverse workforce, where everyone has equal opportunities to thrive and succeed. When making compensation decisions, Lands’ End considers compensation market data primarily focused on apparel retail companies and other related industries.

In addition to paying competitive salaries and wages, Lands’ End has various compensation awards and programs in place for all employees based on their position, such as annual incentive plans, long-term (cash and/or equity) incentive awards, sales incentive plans, peak incentives, and discretionary bonuses based on company performance.

We are committed to offering a variety of benefits that support the well-being and diverse needs of our employees and their families. In the U.S. these include the following, among other benefits:

•
Comprehensive medical, dental, vision, life and disability, accident, and critical illness insurance coverage that is offered to full-time employees, spouses/domestic partners and dependent children
•
Paid parental leaves provide up to 20 paid days to all new parents for birth or adoption
•
Paid caregiver leave allowing employees to take up to 20 days off to care for a terminally ill spouse or dependent child
•
Community giving programs allowing employees to give back to nonprofit organizations
•
Health and wellness programs, onsite/near-site medical clinics, group exercise classes, health coaching, nutritional counseling, massage therapy, and wellness incentive programs
•
Services designed to help employees balance work and life, including an Employee Assistance Plan, legal coverage plan, identity theft protection, mental health coaching/counseling and financial education workshops

Outside of the U.S., we provide competitive benefits which align with market specific needs and regulations, including comprehensive health, dental and vision coverage, pension plans, employer-provided life insurance and paid time off benefits such as paid leave, vacation, and holidays.

Training and Development

Lands’ End partners with employees to discover and develop their talents and abilities through various programs. Development opportunities are available throughout the employee lifecycle, including internships, on-boarding, Early in Career networking, mentorship programs, workshops, self-paced learning and leader coaching. Programs cover a variety of relevant topics, including diversity and inclusion, cybersecurity, harassment free workplace, product updates, deployment of new technology, interpersonal skills, and leadership development. Senior management regularly reviews organizational talent to identify employees who possess the potential for advancement and to identify, recommend and address developmental needs. We provide development experiences for all levels of the organization and are committed to performance management, offering annual reviews, goal setting, 360 feedback and formal coaching support and mentorship programs for employees.

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

Information about our Executive Officers

The following table sets forth information regarding our executive officers, including their positions.

Name	Position	Age
Andrew J. McLean	Chief Executive Officer	55
Bernard McCracken	Chief Financial Officer	62
Peter L. Gray	Chief Commercial Officer, Chief Administrative Officer and General Counsel	56
Angela Rieger	Executive Vice President, Chief Transformation Officer	56

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

Bernard McCracken was appointed Chief Financial Officer in September 2023 after serving as Interim Chief Financial Officer since January 2023. Mr. McCracken served as the Vice President, Controller and Chief Accounting Officer of Lands’ End from April 2014 until his appointment as Chief Financial Officer. Mr. McCracken previously served as Vice President Corporate Controller/Business Transformation Office, Senior Director of Special Projects and Senior Director of Accounting at The Children’s Place, Inc. Mr. McCracken also served in the roles of Vice President of Finance (divisional CFO), Meldisco Division, and Assistant Controller at Footstar, Inc. from 1998 to 2003. Mr. McCracken also served as a Consultant/Manager, Enterprise Risk Services-Retail Internal Audit Group at Deloitte & Touche LLP from 1997 to 1998, served as Divisional Controller at The Leslie Fay Companies, Inc. from 1994 to 1997, and Assistant Controller at Loehmann’s Inc. from 1987 to 1994.

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

Angela Rieger has served as Executive Vice President, Chief Transformation Officer since January 2023. She served in several roles of increasing responsibility at Lands’ End, including Divisional President, Lands’ End Outfitters from August 2022 to January 2023, Senior Vice President, Wholesale and Head of Sourcing from July 2022 to August 2022, Senior Vice President, International and Wholesale from January 2020 to July 2022, Senior Vice President, International from July 2019 to January 2020, Senior Vice President, Planning and Head of International from March 2019 to July 2019, Senior Vice President, Planning and US Direct from June 2016 to March 2019, Senior Vice President, Inventory Planning from January 2013 to March 2019, Vice President, Planning and Inventory from October 2011 to January 2013 and Sr. Director, U.S. Planning and Inventory from May 2010 to October 2011. She served as Merchandising Manager of Douglas Stuart Company from May 2007 to April 2010. She was also previously employed by Lands’ End from July 1991 to May 2007. She has served as a member of the Board of Directors of Thrivent Financial since February 2020, as well as MGE Energy, Inc. (MGE Energy) and Madison Gas and Electric Company (MGE) since March 2024, and serves on the Board of Directors of American Family Children’s Hospital Development Advisory Board, Clean Lakes Alliance, and Women in Retail Leadership Circle.

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

Global economic conditions have impacted, and will likely continue to impact, businesses around the world. Macroeconomic pressures in the U.S. and the global economy such as rising interest rates, raw material costs and energy prices have created and may continue to create a challenging economic environment. The following factors attributable to uncertain economic and financial market conditions could have a material adverse effect on our business, operating results and financial condition:

•
Inflationary pressures may continue to cause increases in costs of core consumer products, such as gasoline, food and energy, which in turn are likely to reduce household spending on the consumer discretionary products we offer;
•
Volatility in the availability and prices for commodities and raw materials that we use in our products and in our supply chain (such as cotton);
•
Our interest expense could increase if prevailing interest rates increase, because our debt bears interest at variable rates;
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

Our business, results of operations and information technology systems could be negatively impacted by natural disasters, extreme weather conditions, public health emergencies, including pandemics, or political crises or other catastrophic events.

Our vendors and operations are located throughout the world including locations subject to natural disasters or extreme weather conditions, public health emergencies, including pandemics, or terrorist attacks, political or military conflicts as well as other potential catastrophic events. The occurrence of any of these events could disrupt our operations and/or technology and therefore negatively impact sales of our products and may also heighten other risks described in this section, including but not limited to those related to consumer behavior and expectations, competition, brand reputation, implementation of strategic initiatives, cybersecurity threats, payment-related risks, technology systems disruption, global supply chain disruptions, labor availability and cost, litigation, operational risk as a result of remote work arrangements and regulatory requirements.

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

Our business is seasonal, with the highest levels of sales typically occurring during the fourth quarter of our fiscal year. Our fourth quarter results in the future may fluctuate based upon factors such as the timing of holiday season dates, inventory positions, global supply chain challenges, promotions, level of markdowns, competitive factors, weather and general economic conditions. Any decrease in sales or margins, for example, as a result of increased promotional activity, increased costs, economic conditions, poor weather or other factors, could have an adverse effect on our business and results of operations. In addition, seasonal fluctuations also affect our inventory levels since we usually order merchandise in advance of peak selling periods. To manage customer demand, we need to maintain an appropriate, but large amount of inventory, especially increasing it before the fourth quarter peak selling periods. If we are not successful in selling inventory during these periods, we may have to sell the inventory after the peak selling period at significantly reduced prices, which could adversely affect our business and results of operations. Furthermore, with the seasonal nature of our business, over 1,500 flexible part-time employees join us each year to support our fourth quarter holiday shopping season. An inability to attract qualified flexible part-time personnel could interrupt our sales during such peak seasons.

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

We also depend upon external vendors to print and mail our catalogs. Partially due to the consolidation of printing companies, there are a limited number of printers that can handle such needs which subjects us to risks if any printer fails to perform as required. The cost to print catalogs may also fluctuate based on several factors beyond our control, including commodity prices for ink and solvents, changes in supply and demand, labor costs, and energy. Also, during Fiscal 2023, there was continued capacity reduction in the market which will continue to pressure pricing as contracts expire.

We currently use national mail carriers for distribution of substantially all our catalogs and a fluctuating quantity of our outbound customer deliveries. Therefore, we are vulnerable to postal rate increases, changes in discounts for bulk mailings and sorting by zip code and carrier routes which we currently leverage for cost savings.

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

We may need additional financing in the future for our general corporate purposes or growth strategies and such financing may not be available on favorable terms, or at all, and may be dilutive to existing stockholders.

We may need to seek additional financing for our general corporate purposes or growth strategies. We may be unable to obtain any desired additional financing on terms favorable to us, or at all, depending on macroeconomic or other market conditions which are outside of our control. The ability to raise additional financing depends on numerous factors, including general economic and market conditions, the health of financial institutions, our credit ratings and lenders’ assessments of our prospects and the prospects of the retail industry in general, which are impacted by current macroeconomic conditions. The lenders, under our existing or any future credit facilities, may not be able to meet their commitments if they experience shortages of capital and liquidity. With negative changes in market conditions, we may be subject to limitations on our operations due to restrictive covenants in current Debt Facilities. If adequate funds required through debt issuance are not available on acceptable terms, we may be unable to fund our capital needs required to successfully develop or enhance our products, or respond to competitive pressures, any of which could negatively affect our business. If we are not able to fulfill our liquidity needs through operating cash flows and/or borrowings under credit facilities or otherwise in the capital markets, our business and financial condition would be adversely affected.

Our total debt and the underlying debt agreements, which contain terms and conditions which impose restrictions on us, may affect our ability to operate our business, placing us at a competitive disadvantage in our industry.

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
•
our net debt leverage ratio could limit our ability to raise additional financing on satisfactory terms, which increases our vulnerability to an economic downturn or a change in market conditions, limits our flexibility in planning for, or reacting to changes in our business or industry, and decreases our ability to fund working capital, capital expenditures, strategic acquisitions and other general corporate requirements; placing us at a competitive disadvantage compared to our competitors that are less leveraged;
•
the agreements governing our debt contain certain financial covenants, including a quarterly maximum total leverage ratio test, and a monthly minimum liquidity test (the “financial covenants”); and other covenants which limit our ability to pay dividends or make other restricted payments and investments; and
•
the failure to comply with the operating and financial covenants could result in an event of default which, if not cured or waived, could result in the acceleration of the applicable debt or may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies, and in the event our creditors accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that debt and the lenders could proceed against the collateral granted to them to secure such indebtedness. Our ability to meet these covenants can be affected by events beyond our control, and we cannot assure that we will meet them.

We have incurred and could continue to incur non-cash charges due to impairment of intangible assets and long-lived assets.

As of February 2, 2024, our intangible asset consists of our trade name totaling $257.0 million, which is subject to testing for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Any event that impacts our reputation could result in impairment charges for our trade name. Long-lived assets, primarily property and equipment, are also subject to testing for impairment if events or changes in circumstances indicate that the asset might be impaired. A significant amount of judgment is involved in our impairment assessment. If actual results fall short of our estimates and assumptions used in estimating revenue growth, future cash flows and asset fair values, we could incur further impairment charges for intangible assets or long-lived assets, which could have an adverse effect on our results of operations.

RISKS RELATED TO BRAND AND BRAND EXECUTION

If customer preference for our branded merchandise and services change or we cannot compete effectively in the apparel industry, our business and results of operations may be adversely affected.

Our products and services must satisfy the desires of customers, whose preferences change over time. Sales of branded merchandise account for substantially all our total revenues and the Lands’ End brand is a critical differentiating factor for our business. Our inability to develop products that resonate with our existing customers and attract new customers, our inability to maintain our strict quality standards or to develop, produce and deliver innovative products in a timely manner, or any unfavorable publicity with respect to the foregoing or otherwise could negatively impact the image of our brand with our customers and could result in diminished appeal of our brand. As customer preferences change, our failure to anticipate, identify and react in a timely manner to emerging trends and appropriately provide attractive high-quality products that maintain or enhance the appeal of our brand through our websites, catalogs and Company Operated stores could have an adverse effect on our sales, operating margins and results of operations.

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

The success of our business depends on customers’ use of our eCommerce websites and their response to our digital marketing and direct mail catalogs. The level of customer traffic and volume of customer purchases on our eCommerce website is substantially dependent on the ability to provide attractive and accessible websites, maintain a robust customer list, provide a high-quality customer experience and reliable delivery of our merchandise. If we are unable to maintain and increase customer traffic to our eCommerce website and the volume of goods they purchase, including, as a result of changes to the level and types of marketing or amount of spend allocated to each type of marketing, or through the failure to otherwise successfully promote and maintain websites and their associated services, our revenue and results of operations could be adversely affected. In addition, any future privacy rules or other regulations could adversely impact our business to the extent we need to limit or change our digital marketing efforts.

We have been increasing our investment in digital marketing, social media and optimizing our catalog productivity. Digital marketing costs now exceed direct mail catalog costs and this shift in marketing strategy could have a negative impact if customers that previously relied on the direct mail catalog do not respond as favorably through the digital marketing channel.

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

Additionally, our efforts to pursue licensing and wholesaling relationships with third parties increases risk of brand damage. If third parties do not adhere to our standards or if we fail to maintain the image of our brands due to merchandise and service quality issues, adverse publicity, governmental investigations or litigation, or other reasons, our brands and reputation could be damaged, and our business may be adversely affected.

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

The products that we purchase are shipped to our distribution centers in Wisconsin and the United Kingdom. Our reliance on a limited number of distribution centers makes us more vulnerable to unforeseen events that could delay or impair our ability to fulfill customer orders and/or ship merchandise to our Company Operated stores. Our ability to mitigate the adverse impacts of these events depends in part upon the effectiveness of our disaster preparedness and response planning, as well as business continuity planning which may not be adequate or perform as intended.

Our utilization of imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, transportation and other delays in ocean shipments, including delays experienced with the Red Sea crisis, unexpected or significant port congestion, lack of freight availability, increased cost to secure freight availability, freight cost increases, risks of damage, destruction or confiscation of products while in transit to a distribution center, organized labor strikes and work stoppages, heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States and the United Kingdom.

We rely upon third-party land-based and air freight carriers for merchandise shipments from our distribution centers to customers. Accordingly, we are subject to the risks, including labor disputes, union organizing activity, trucking shortages, inclement weather and increased logistics costs, associated with such carriers’ ability to provide delivery services to meet outbound shipping needs. The changing mix of our outbound freight carriers may result in higher costs and customer delays. In addition, if the cost of fuel rises or surcharges increase, the cost to deliver merchandise from distribution centers to customers may rise, and, although some of these costs are paid by our customers, such costs could have an adverse impact on our profitability. Any increase in shipping costs and surcharges may have an adverse effect on our profitability and future financial performance.

Fluctuations and increases in the cost, availability, and quality of raw materials as well as fluctuations in other production and distribution related costs could adversely affect our business and results of operations.

Our products are manufactured using several key raw materials, including wool, cotton and down, which are subject to fluctuations in price and availability and many of which are produced in emerging markets in Asia and South America. The prices of these raw materials may also fluctuate based on a number of other factors beyond our control, including commodity prices such as prices for oil, changes in supply and demand, labor costs, competition, import duties, tariffs, anti-dumping duties, currency exchange rates and government regulation. Recent inflationary pressures have increased the cost of oil and raw materials. These fluctuations in cost, availability and quality of raw materials used to manufacture our merchandise may result in an increase in our costs to purchase products from our vendors and could have an adverse effect on our cost of goods. Increases in raw material cost may cause us to increase our prices, which may not be acceptable to our customers.

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

If we do not accurately anticipate the future customer demand for a particular product, report the current inventory level for a particular product, protect the physical inventory or project the time it will take to obtain new inventory, inventory levels will not be appropriate, and our results of operations could be adversely affected. We must also avoid accumulating excess inventory, which increases working capital needs, increases carrying costs of the inventory, including an increase in interest expense on variable rate debt, and could lower gross margins. On the other hand, if we underestimate demand for a particular product, we may experience inventory shortages resulting in lost revenues.

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

We store high volumes of inventory and are subject to the attendant risks of inventory loss, spoilage, shrink, scrap and theft (which we collectively refer to as “shrinkage”). Although some level of inventory shrinkage is unavoidable, if we were to experience higher than expected rates of inventory shrinkage, be unable to accurately record inventory transactions or incur increased security costs to combat inventory theft, it could have a material adverse effect on our business.

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

Our merchandising sourcing strategies are designed to increase the efficiency and responsiveness of our supply chain and include both vendor rationalization, vendor productivity and third-party sourcing assistance. In the event these strategies are unsuccessful, our business could be adversely affected.

Our reputation and customers’ willingness to purchase our products depend in part on our independent vendors and licensing partners compliance with ethical employment practices, such as with respect to child labor, wages and benefits, forced labor, discrimination, freedom of association, unlawful inducements, safe and healthy working conditions, and with all legal and regulatory requirements relating to the conduct of their business and safety standards of materials. While we operate compliance and monitoring programs to promote ethical and lawful business practices and verify compliance with safety standards, we do not exercise ultimate control over our independent vendors and licensing partners or their business practices and cannot guarantee their compliance with ethical and lawful business practices and safety standards. Violation of ethical, labor, safety, or other standards by independent vendors and licensing partners, or the divergence of an independent vendor’s or licensing partner’s labor practices from those generally accepted as ethical in the United States could hurt our reputation or materially impact our ability to import products manufactured by these vendors or from the regions in which they operate, which could have an adverse effect on our business and results of operations.

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
•
increases in shipping, labor, fuel, travel and other logistics costs;

•
the imposition of anti-dumping or countervailing duty proceedings resulting in the potential assessment of special anti-dumping or countervailing duties;
•
transportation delays, including the Red Sea crisis, and interruptions and including those due to the failure of vendors or distributors to comply with import regulations;
•
political instability, war, such as the current conflict between Russia and Ukraine, hostilities in the Middle East, increasing tension in Southeast Asia, and acts of terrorism; and
•
changes in tariffs in the United States that may have an impact on the trading status of certain countries and may include retaliatory duties or other trade sanctions.

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

RISKS RELATED TO INFORMATION TECHNOLOGY, CYBERSECURITY AND DATA PRIVACY

If we fail to maintain or implement new information technology systems, we could experience significant disruptions to our operations.

We employ a variety of third-party and internally-developed systems including web sites, point of sale, telecommunications, email, design and merchandising, production management, inventory management, warehouse management, financial, and human resources systems to maintain our business. Some of these systems are aged and difficult to maintain. All systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events such as fires, tornadoes and hurricanes, and usage errors by our employees or vendors. Such damage or interruption, if pervasive or prolonged, may have a material adverse impact on our business or results of operation.

In support of our business strategies, we implement new solutions and upgrade existing ones to offer, sell and fulfill our products through Lands’ End distribution channels and with wholesale partners, licensees and external marketplaces. As we deploy such changes, we must maintain effective internal controls and operational processes. Any difficulties encountered in completing these activities, as well as problems in technical resources, system performance or system adequacy, including loss or corruption of data, could have an adverse impact on our business.

If we do not adequately protect against cyber security threats, maintain customer privacy, or secure employee and company information, we could experience significant business interruption and become subject to litigation.

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

Any significant compromise or breach of customer, employee or company data security, could significantly damage our reputation and result in additional costs, lost sales, fines and lawsuits. There can be no assurance that the procedures that we or our third-party providers have implemented to protect against unauthorized access to secured data are adequate to safeguard against all data security breaches.

Our operations are highly dependent upon our information technology systems and failures or interruptions of service or security breaches in our systems may interrupt our operations and harm our business.

Our operations are dependent upon the successful and uninterrupted functioning of our computer and information technology systems. We rely heavily on information technology systems across our operations, including those we use for finance and accounting functions, supply chain management, point-of-sale processing, online and mobile platforms, mobile payment processing, and various other processes and functions. Many of these systems are interdependent on one another for their functionality. Additionally, the success of several of our initiatives to drive growth, including our priority to expand digital engagement with our customers, is highly dependent on the reliability, availability, integrity, scalability and capacity of our information technology systems. We also rely on third-party providers and platforms for some of these information technology systems and support.

Our operational safeguards may not be effective in preventing the failure of these systems to operate effectively and be continuously available to run our business. Such failures may be caused by various factors, including fire, natural disaster, power loss, telecommunications failure, problems with transitioning to upgraded or replacement systems, physical break-ins, programming errors, flaws in third-party software or services, disruptions or service failures of technology infrastructure facilities, such as storage servers, provided by third parties, errors or malfeasance by our employees or third-party service providers or breaches in the security of these systems or platforms, including unauthorized entry and computer viruses. We cannot assure you that we will resolve these system failures and restore our systems and operations in an effective and timely manner. Such system failures and any delayed restore process could result in:

•
loss of customers and sales;
•
loss or theft of customer, employee or other data;
•
negative publicity;
•
harm to our business and reputation;
•
exposure to litigation claims, government investigations and enforcement actions, fraud losses or other liabilities;
•
additional computer and information security and systems development costs; and
•
diversion of technical and other resources.

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

Due to the seasonal nature of our business, we rely heavily on flexible part-time employees to staff our distribution and customer service centers to support our peak seasons, including back-to-school shopping season and fourth quarter holiday shopping season. A potential labor shortage may impact our ability to hire and retain qualified personnel and impact our ability to operate our business effectively. Depending on their position, our employees either work 100% on-site or remotely from home or in hybrid work models which allows employees to work both remotely from home and in the office. While we have developed a work model that we believe is best for operating our business, we may not be able to attract, hire or retain qualified personnel if competing companies offer a more desirable work model.

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
•
changes in business, economic and political conditions, including political instability, war, such as the current conflict with Russia and Ukraine, hostilities in the Middle East, increasing tensions in Southeast Asia, terrorist attacks, the threat of future terrorist activity and related military action, natural disasters, the cost and availability of insurance due to any of the foregoing events, labor disputes, strikes, slow-downs or other forms of labor or union activity, and pressure from third-party interest groups;
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a data security incident response policy and a security incident response plan, which were first developed in 2017 and are periodically reviewed and updated.

We have designed and assessed our program based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). This does not imply that we meet any particular technical standards, specifications, or requirements, rather only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to our legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

•
a data security incident response policy and a security incident response plan that include detailed procedures for responding to cybersecurity incidents, determining severity of cybersecurity incidents and notifying appropriate internal and external parties;
•
third-party and internal risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology environment;
•
a security team consisting of members of our information technology department, principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
periodic tabletop exercises involving the security team, the data security incident management team, and members of management, with special sessions expected to occur for the Board of Directors;
•
annual audit by a Payment Card Industry (“PCI”) qualified security risk assessor to validate our PCI compliance;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•
regular cybersecurity awareness training, including social engineering and phishing testing of our employees, incident response personnel, and senior management;
•
deployment of external tools designed to detect and protect against spam, malware and other cybersecurity threats and train personnel; and
•
third-party security event monitoring.

There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be adequate, fully complied with or effective in protecting our systems and information.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – RISKS RELATED TO INFORMATION TECHNOLOGY, CYBERSECURITY AND DATA PRIVACY.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of data protection and cybersecurity risks as part of the Audit Committee’s oversight of the Company’s enterprise risk management framework. The Audit Committee regularly reports to the full Board regarding its activities, including those related to cybersecurity.

The Audit Committee receives regular reports from management on our cybersecurity risks, which include updates on trends and threats, the Company’s backup and response systems, internal and external risk assessments, results of PCI and other security audits, and planned updates and upgrades. The Audit Committee also receives regular enterprise risk management updates, which include management of cybersecurity risks.

In accordance with our data security incident response plan, management is required to promptly update and discuss with the Audit Committee any material or potentially material cybersecurity incidents and provide an update to the Board upon determination. Management regularly updates the Audit Committee regarding incidents with lesser impact potential.

Our management team, including our Chief Financial Officer, Chief Technology Officer and General Counsel (the cybersecurity disclosure committee), is responsible for assessing material risks from cybersecurity threats and our General Counsel oversees any required reporting obligations and notifications. Our Chief Technology Officer has primary responsibility for overseeing our security incident response plan, including identification and initial assessment of threat levels and escalations. Critical incidents are escalated to a cross functional data security incident management team for review, which then escalates potentially material incidents and threats to the cybersecurity disclosure committee for determinations of materiality and Audit Committee and Board communications. Our Chief Technology Officer has 20 years of experience with cybersecurity management response, and multiple direct reports who have 10 or more years of experience leading technology infrastructure and security incident response. Our General Counsel has over seven years of experience leading our incident response management team.

Our Chief Technology Officer is the primary point of responsibility for cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the information technology environment.

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

International Offices, Customer Service and Distribution Properties

We own a distribution center and customer service center in Oakham, United Kingdom that supports our European business. We lease two buildings in Mettlach, Germany for offices and a customer service center supporting our European Union business. We also lease office space for our global sourcing office located in Kwun Tong, Hong Kong.

Lands’ End Retail Properties

As of February 2, 2024, our U.S. retail footprint consists of 26 Company Operated stores. The U.S. Company Operated stores are leased and average approximately 7,900 square feet. Additionally, we have one smaller school uniform showroom that is used for fittings.

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

Following the entry of the Final Order by the Court on October 12, 2023, Plaintiffs filed an appeal to the Seventh Circuit. On November 13, 2023, the Court of Appeals for the Seventh Circuit issued an Order suspending the briefing schedule pending a remand to the district court for the limited purpose of issuing a revised final judgement order. On February 15, 2024, the Court of Appeals for the Seventh District remanded the case to the District Court for entry of a final judgement. On February 20, 2024, the District Court entered final judgement in favor of Lands’ End. The Court of Appeals for the Seventh Circuit has issued a briefing schedule. Lands’ End continues its vigorous defense of this case and believes the claims are without merit.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Lands’ End’s common stock is traded on the Nasdaq Stock Market under the ticker symbol LE. There were 5,779 stockholders of record as of April 1, 2024.

Issuer Purchases of Equity Securities

The following table presents a month-to-month summary of information with respect to purchases of common stock made during the fourth quarter of Fiscal 2023 pursuant to the Share Repurchase Program announced on June 28, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 28 - November 24	239,273	$6.72	239,273	$30,180
November 25 - December 29	56,197	$6.97	56,197	$29,789
December 30 - February 2	12,890	$8.40	12,890	$29,680
Total	308,360	$6.84	308,360	$29,680

(1)
All shares of common stock were retired following purchase.
(2)
Average price paid per share excludes broker commissions.
(3)
On June 28, 2022, the Company announced that its Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock which authorization expired on February 2, 2024 (the “2022 Share Repurchase Program”). Amounts in this column represent the dollar value of shares that could have been purchased at such date under the 2022 Share Repurchase Program as of the last day of the listed period. On March 15, 2024, the Company announced that its Board of Directors authorized the Company to repurchase up to $25.0 million of the Company’s common stock through March 31, 2026 (the “2024 Share Repurchase Program”). The 2024 Share Repurchase Program may be suspended or discontinued at any time.

Stock Performance Graph

The following graph compares the cumulative total return to stockholders on Lands’ End common stock from February 1, 2019 through February 2, 2024 with the return on the Nasdaq Composite Index and S&P 600 Apparel Retail Index for the same period.

The graph assumes an initial investment of $100 on February 1, 2019 in each of our common stock, the Nasdaq Composite Index, and the S&P 600 Apparel Retail Index.

	2/1/2019	1/31/2020	1/29/2021	1/28/2022	1/27/2023	2/2/2024
Lands’ End, Inc.	$100	$66	$155	$102	$51	$52
Nasdaq Composite Index	$100	$126	$180	$190	$160	$215
S&P 600 Apparel Retail Index	$100	$78	$94	$110	$104	$113

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

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the Consolidated Financial Statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. See “Cautionary Statement Concerning Forward-Looking Statements” below and Item 1A, Risk Factors, in this Annual Report on Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements.

This section discusses our results of operations for the year ended February 2, 2024 as compared to the year ended January 27, 2023. For a discussion and analysis of the year ended January 27, 2023 compared to January 28, 2022, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended January 27, 2023, filed with the SEC on April 10, 2023.

As used in this Annual Report on Form 10-K, references to the “Company”, “Lands’ End”, “we”, “us”, “our” and similar terms refer to Lands’ End, Inc. and its subsidiaries. Our fiscal year ends on the Friday preceding the Saturday closest to January 31.

Executive Overview

Description of the Company

Lands’ End, Inc. is a leading digital retailer of solution-based apparel, swimwear, outerwear, accessories, footwear, home products and uniforms. We offer products online at www.landsend.com, through third-party distribution channels and our own Company Operated stores. We also offer products to businesses and schools, for their employees and students, through the Outfitters distribution channel. We are a classic American lifestyle brand that creates solutions for life’s every journey.

Lands’ End was founded in 1963 by Gary Comer and his partners to sell sailboat hardware and equipment by catalog. While our product focus has shifted significantly over the years, we have continued to adhere to our founder’s motto as one of our guiding principles: “Take care of the customer, take care of the employee and the rest will take care of itself.”

We have one external reportable segment and identify our operating segments according to how our business activities are managed and evaluated. During Fiscal 2023, our operating segments consisted of: U.S. eCommerce, Europe eCommerce, Outfitters, Third Party and Retail. Our operating segments included Japan eCommerce during Fiscal 2022. See Note 8, Lands’ End Japan Closure.

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

•
Third Party sells the same products as U.S. eCommerce but direct to consumers through third-party marketplace websites and through domestic wholesale relationships.
•
Retail sells products through Company Operated stores.

Macroeconomic Challenges

Macroeconomic issues, such as high interest rates and inflationary pressures have continued to have an impact on our business. Since apparel purchases are discretionary expenditures that historically have been influenced by domestic and global economic conditions, higher prices of consumer goods due to inflation may result in less discretionary spending for consumers which may negatively impact customer demand and require higher levels of promotion in order to attract and retain customers. Additionally, interest expense could be negatively affected by any rate increases due to the variable interest rates associated with our Debt Facilities. These macroeconomic challenges have led to increased cost of raw materials, packaging materials, labor, energy, fuel and other inputs necessary for the production and distribution of our products.

Corporate Restructuring

We reduced approximately 10% of positions in the corporate offices and the Hong Kong sourcing office during Fiscal 2023. We incurred $7.3 million of total corporate restructuring costs, which includes $6.2 million of employee severance and benefit costs and $1.1 million of other related costs, which was recorded in Other operating expense, net in the Consolidated Statements of Operations. As of February 2, 2024, approximately $2.9 million of the employee severance and benefit costs and $1.1 million of the other related costs had yet to be paid and are included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

Lands’ End Japan Closure

During Second Quarter 2022, the Board of Directors approved a plan to wind down and cease operations of Lands’ End Japan KK. Lands’ End Japan KK represents the Japan eCommerce operating segment. For a discussion on this operating segment, see Note 13, Segment Reporting. During Fiscal 2023 and Fiscal 2022 we incurred closing costs of approximately $0.3 million and $3.0 million, respectively, recorded in Other operating expense, net in the Consolidated Statements of Operations. See Note 8, Lands’ End Japan Closure. The final liquidation occurred in First Quarter 2024.

Global Supply Chain Challenges

Like many industries, we experienced global supply chain challenges that impacted our distribution process, third-party manufacturing partners and logistics partners, including shipping delays due to port congestion and closure of certain third-party manufacturing facilities and production lines. These global supply chain challenges caused manufacturing, transport and receipt of inbound product delays that increased our logistics costs during the first half of Fiscal 2022. These global supply chain challenges began to normalize in the second half of Fiscal 2022 and throughout Fiscal 2023.

Basis of Presentation

The Consolidated Financial Statements have been prepared in accordance with GAAP and include the accounts of Lands’ End, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.

Seasonality

We experience seasonal fluctuations in our Net revenue and operating results and historically have realized a significant portion of our yearly net revenue and earnings during our fourth fiscal quarter. We generated approximately 34.0% of our yearly net revenue in the fourth quarters of Fiscal 2023 and Fiscal 2022. Thus, lower than expected fourth quarter net revenue may have an adverse impact on our annual operating results.

Working capital requirements typically increase during the second and third quarters of the fiscal year as inventory builds to support peak selling periods, and accordingly, and typically decrease during the fourth quarter of the fiscal year as inventory is sold. Cash provided by operating activities is typically higher in the fourth quarter of the fiscal year due to reduced working capital requirements during that period.

Results of Operations

Fiscal Year. Our fiscal year end is on the Friday preceding the Saturday closest to January 31 each year. The fiscal periods in this report are presented as follows, unless the context otherwise requires:

Fiscal Year	Ended	Weeks
2023	February 2, 2024	53
2022	January 27, 2023	52

The following table sets forth, for the periods indicated, selected income statement data:

	Fiscal 2023		Fiscal 2022
(in thousands)	$’s	% of Net Revenue	$’s	% of Net Revenue
Net revenue	$1,472,508	100.0%	$1,555,429	100.0%
Cost of sales (excluding depreciation and amortization)	846,981	57.5%	961,663	61.8%
Gross profit	625,527	42.5%	593,766	38.2%
Selling and administrative	550,211	37.4%	527,374	33.9%
Depreciation and amortization	38,465	2.6%	38,741	2.5%
Goodwill impairment	106,700	7.2%	—	0.0%
Other operating expense, net	7,666	0.5%	2,926	0.2%
Operating (loss) income	(77,515)	(5.3)%	24,725	1.6%
Interest expense	48,291	3.3%	39,768	2.6%
Loss on extinguishment of debt	6,666	0.5%	—	0.0%
Other income, net	(655)	(0.0)%	(364)	(0.0)%
Loss before income taxes	(131,817)	(9.0)%	(14,679)	(0.9)%
Income tax benefit	(1,133)	(0.1)%	(2,149)	(0.1)%
Net loss	$(130,684)	(8.9)%	$(12,530)	(0.8)%

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

We believe presenting non-GAAP financial measures provides useful information to investors, allowing them to assess how the business performed excluding the effects of significant non-recurring or non-operational amounts. We believe the use of the non-GAAP financial measures facilitates comparing the results being reported against past and future results by eliminating amounts that we believe are not comparable between periods and assists investors in evaluating the effectiveness of our operations and underlying business trends in a manner that is consistent with management’s own methods for evaluating business performance.

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

Adjusted net income (loss) is defined as net income (loss) excluding significant non-recurring or non-operational items as set forth below. Adjusted net income (loss) is also presented on a diluted per share basis. While Adjusted net income (loss) is a non-GAAP measurement, management believes that it is an important indicator of operating performance and useful to investors.

•
Other significant non-recurring or non-operational items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of results and are described below:
•
Goodwill and long-lived asset impairment – charges associated with the non-cash write down of goodwill and certain long-lived assets for Fiscal 2023 and Fiscal 2022, respectively.
•
Exit costs – charges associated to exit the kids and footwear lines of business including inventory excess and obsolescence reserves, inventory discounts and operational charges recorded in Fiscal 2023 in conjunction with our licensing arrangements commencing in Fiscal 2024.
•
Corporate restructuring – severance and benefit costs and other related costs associated with reduction in corporate positions in our corporate offices and Hong Kong sourcing office for Fiscal 2023.
•
Loss on extinguishment of debt – prepayment premium associated with the repayment of the Former Term Loan Facility before the scheduled maturity date and the write off of related unamortized original issue discount and debt issuance costs of the Former Term Loan Facility for Fiscal 2023.
•
Lands’ End Japan closure – net operating income (loss) from liquidation and closing costs recorded for Fiscal 2023 and Fiscal 2022, respectively.

The following table sets forth, for the periods indicated, a reconciliation of Net loss to Adjusted net loss and Adjusted diluted net loss per share:

(in thousands, except per share amounts)	Fiscal 2023	Fiscal 2022
Net loss	$(130,684)	$(12,530)
Goodwill and long-lived asset impairment	106,700	468
Exit costs	9,279	—
Corporate restructuring	7,305	—
Loss on extinguishment of debt	6,666	—
Landsʼ End Japan closure	(215)	6,133
Tax effects on adjustments (1)	(3,834)	(1,723)
ADJUSTED NET LOSS	$(4,783)	$(7,652)
ADJUSTED DILUTED NET LOSS PER SHARE	$(0.15)	$(0.23)

Diluted weighted average common shares outstanding	31,970	33,108

(1)
The tax impact of adjustments is calculated at the applicable U.S. and non-U.S. Federal and State statutory rates.

While Adjusted EBITDA is a non-GAAP measurement, management believes that it is an important indicator of operating performance, and useful to investors because EBITDA excludes the effects of financings, investing activities and tax structure by eliminating the effects of interest, depreciation and income tax.

•
Other significant items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of results and are described below:
•
Goodwill and long-lived asset impairment – charges associated with the non-cash write down of goodwill and certain long-lived assets in Fiscal 2023 and Fiscal 2022.
•
Exit costs – charges associated to exit the kids and footwear lines of business including inventory excess and obsolescence reserves, inventory discounts and operational charges recorded in Fiscal 2023 in conjunction with our licensing arrangements commencing in Fiscal 2024.
•
Corporate restructuring – severance and benefit costs and other related costs associated with reduction in corporate positions in our corporate offices and Hong Kong sourcing office in Fiscal 2023.
•
Lands’ End Japan closure – net operating income (loss) from liquidation and closing costs recorded in Fiscal 2023 and Fiscal 2022
•
Net gain or loss on disposal of property and equipment – disposal of property and equipment in Fiscal 2023 and Fiscal 2022.
•
Other – amortization of transaction related costs associated with our Third Party distribution channel in Fiscal 2023 and Fiscal 2022.

The following table sets forth, for the periods indicated, selected income statement data, both in dollars and as a percentage of Net revenue and a reconciliation of Net loss to Adjusted EBITDA:

(in thousands)	Fiscal 2023		Fiscal 2022
Net loss	$(130,684)	(8.9)%	$(12,530)	(0.8)%
Income tax benefit	(1,133)	(0.1)%	(2,149)	(0.1)%
Interest expense	48,291	3.3%	39,768	2.6%
Loss on extinguishment of debt	6,666	0.5%	—	—
Other income, net	(655)	(0.0)%	(364)	(0.0)%
Operating (loss) income	(77,515)	(5.3)%	24,725	1.6%
Depreciation and amortization	38,465	2.6%	38,741	2.5%
Goodwill and long-lived asset impairment	106,700	7.2%	468	0.0%
Exit costs	9,279	0.6%	—	—
Corporate restructuring	7,305	0.5%	—	—
Landsʼ End Japan closure	(215)	(0.0)%	6,133	0.4%
Loss (gain) on disposal of property and equipment	93	0.0%	(530)	(0.0)%
Other	189	0.0%	960	0.1%
Adjusted EBITDA	$84,301	5.7%	$70,497	4.5%

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

Discussion and Analysis

Fiscal 2023 Compared to Fiscal 2022

Net Revenue

Total Net revenue was $1.47 billion in Fiscal 2023, a decrease of $82.9 million or 5.3% from $1.56 billion in Fiscal 2022.

Net revenue is presented by distribution channel in the following table:

(in thousands)	Fiscal 2023	% of Net Revenue	Fiscal 2022	% of Net Revenue
U.S. eCommerce	$930,314	63.2%	$955,752	61.4%
International	112,855	7.7%	166,627	10.7%
Outfitters	269,943	18.3%	265,898	17.1%
Third Party	111,826	7.6%	118,996	7.7%
Retail	47,570	3.2%	48,156	3.1%
Total Net revenue	$1,472,508		$1,555,429

U.S. eCommerce Net revenue was $930.3 million in Fiscal 2023, a decrease of $25.5 million or 2.7% from $955.8 million in Fiscal 2022. The decrease in U.S. eCommerce was primarily driven by lower promotional activity within swimwear, outerwear and newness in adjacent product categories and improved inventory management resulting in higher margins with less clearance inventory sales.

International Net revenue was $112.9 million in Fiscal 2023, a decrease of $53.7 million or 32.3% from $166.6 million in Fiscal 2022. Excluding the $32.7 million from the closing of Lands’ End Japan at the end of Fiscal 2022, Net revenue for International eCommerce decreased 15.7%. The decrease in International eCommerce was due to continued assortment editing with a focus on key product solutions resulting in higher margins and reduced clearance inventory sales in Europe.

Outfitters Net revenue was $269.9 million in Fiscal 2023, an increase of $4.0 million or 1.5% from $265.9 million in Fiscal 2022. Compared to the Fiscal 2022, the increase was primarily driven by inventory sales to Delta Air Lines at the conclusion of their five-year contract in the First Quarter 2023 offset by Delta Air Lines sales in the remaining three quarters of Fiscal 2022.

Third Party Net revenue was $111.8 million in Fiscal 2023, a decrease of $7.2 million or 6.0% from $119.0 million in Fiscal 2022. The decrease was primarily driven by a decline in demand with one wholesale partner partially offset by growth in online sales through other existing marketplaces.

Retail Net revenue was $47.6 million in Fiscal 2023, a decrease of $0.6 million or 1.2% from $48.2 million in Fiscal 2022. Our U.S. Company Operated Stores experienced an increase of 3.1% in Same Store Sales as compared to Fiscal 2022. On February 2, 2024, there were 26 U.S. Company Operated stores compared to 28 U.S. Company Operated stores on January 27, 2023.

Gross Profit

In Fiscal 2023, total Gross profit increased 5.3% to $625.5 million compared to $593.8 million for Fiscal 2022. Gross margin increased 430 basis points to 42.5% of total Net revenue in Fiscal 2023 from 38.2% of total Net revenue in Fiscal 2022. The basis point improvement in Gross margin was predominantly driven by leveraging the strength in product solutions and newness across the channels, reduction in clearance inventory and improvements in supply chain costs for Fiscal 2023 compared to prior year.

Selling and Administrative Expenses

Selling and administrative expenses were $550.2 million, or 37.4% of total Net revenue in Fiscal 2023 compared to $527.4 million, or 33.9% of total Net revenue in Fiscal 2022. The approximately 350 basis points increase was driven by deleveraging from lower revenues and higher incentive-related personnel costs, partially offset by lower digital marketing spend and continued cost controls.

Depreciation and Amortization

Depreciation and amortization were $38.5 million in Fiscal 2023, a decrease of $0.2 million or 0.5%, compared to $38.7 million in Fiscal 2022.

Goodwill Impairment

Goodwill impairment was $106.7 million in Fiscal 2023, compared to none in Fiscal 2022. We recorded full impairment of the $70.4 million and $36.3 million of goodwill allocated to our U.S. eCommerce and Outfitters reporting units, respectively, in Fiscal 2023, due to the decline in stock price and market capitalization, as well as current market conditions and macroeconomic conditions. See Note 2, Summary of Significant Accounting Policies and Note 10, Goodwill and Indefinite-Lived Intangible Asset.

Other Operating Expense, Net

Other operating expense, net was $7.7 million in Fiscal 2023 compared to $2.9 million in Fiscal 2022. The $4.8 million increase was primarily attributed to $7.3 million of corporate restructuring costs, primarily severance and benefit costs, related to reduction in corporate positions in our corporate offices and Hong Kong sourcing office, compared to $3.0 million of Lands’ End Japan closing costs recorded in Fiscal 2022.

Operating (Loss) Income

Operating loss was $77.5 million in Fiscal 2023, compared to Operating income of $24.8 million in Fiscal 2022. The decrease of $102.3 million was a result of the $106.7 million non-cash goodwill impairment charge recorded in Third Quarter 2023.

Interest Expense

Interest expense was $48.3 million in Fiscal 2023, compared to $39.8 million in Fiscal 2022. The $8.5 million increase was driven by higher applicable interest rates under the Debt Facilities and Former Term Loan Facility and outstanding balances on the revolving ABL Facility.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $6.7 million in Fiscal 2023, compared to none in Fiscal 2022. We incurred a 1% prepayment premium and recorded the write-off of unamortized original issue discount and debt issuance costs related to the repayment of our Former Term Loan Facility before the scheduled maturity date.

Other (Income) Expense

Other income was $0.7 million in Fiscal 2023 compared to $0.4 million in Fiscal 2022.

Income Tax (Benefit) Expense

Income tax benefit of $1.1 million was recorded for Fiscal 2023 which resulted in an effective tax rate of 0.9%. This compared to Income tax benefit of $2.1 million in Fiscal 2022 which resulted in an effective tax rate of 14.6%. The Fiscal 2023 tax rate was lower than Fiscal 2022 due to an impairment of goodwill recorded in Fiscal 2023 that is not deductible for tax purposes.

Net (Loss) Income

As a result of the above factors, Net loss was $130.7 million, or diluted loss per share of $4.09 in Fiscal 2023 compared to $12.5 million, or diluted loss per share of $0.38 in Fiscal 2022.

Adjusted Net Income (Loss)

As a result of the above factors, Adjusted net loss was $4.8 million and Adjusted diluted net loss per share was $0.15 in Fiscal 2023 compared to Adjusted net loss of $7.7 million and Adjusted diluted net loss per share of $0.23 in Fiscal 2022.

Adjusted EBITDA

As a result of the above factors, Adjusted EBITDA was $84.3 million in Fiscal 2023, compared to $70.5 million in Fiscal 2022.

Liquidity and Capital Resources

Our primary need for liquidity is to fund working capital requirements of our business, capital expenditures, debt service and for general corporate purposes. Our cash and cash equivalents and the ABL Facility serve as sources of liquidity for short-term working capital needs and general corporate purposes. The ABL Facility had no balance outstanding as of February 2, 2024, other than letters of credit. Cash generated from our net revenue and profitability, and to a lesser extent our changes in working capital, are driven by the seasonality of our business, with a significant amount of net revenue and operating cash flows generally occurring in the fourth fiscal quarter of each year. We expect that our cash on hand and cash flows from operations, along with revolving on the ABL Facility, will be adequate to meet our capital requirements and operational needs for at least the next 12 months.

Description of Material Indebtedness

Debt Arrangements

Our $275.0 million committed revolving ABL Facility includes a $70.0 million sublimit for letters of credit and is available for working capital and other general corporate liquidity needs. The amount available to borrow is the lesser of (1) the Aggregate Commitments of $275.0 million (“ABL Facility Limit”) or (2) the Borrowing Base or Loan Cap which is calculated from Eligible Inventory, Trade Receivables and Credit Card Receivables, all foregoing capitalized terms not defined herein are as defined in the ABL Facility. There was no balance outstanding as of February 2, 2024. The balance outstanding as of January 27, 2023 was $100.0 million. The balance of outstanding letters of credit was $9.1 million and $10.6 million as of February 2, 2024 and January 27, 2023, respectively.

On December 29, 2023, we entered into the Current Term Loan Facility which provides borrowings of $260.0 million, the proceeds of which were used to repay all of the indebtedness under the Former Term Loan Facility and to pay fees and expenses in connection with the financing. Origination costs, including a 3% original issue discount of $7.8 million and debt origination fees of $2.9 million, were incurred in connection with entering into the Current Term Loan Facility.

As a result of the Former Term Loan Facility repayment before the scheduled maturity date, the transaction was subject to a 1% prepayment premium of $2.3 million. Additionally, we recorded $4.4 million for the write off of unamortized original issue discount and debt issuance costs of the Former Term Loan Facility. These charges resulted in a loss on extinguishment of debt of $6.7 million in Fourth Quarter 2023.

Interest; Fees - ABL Facility

Effective May 12, 2023, we executed the Fourth Amendment (the “Fourth Amendment”) to the ABL Facility which replaced the interest rate benchmark based on LIBOR with an interest rate benchmark based on SOFR plus an adjustment of 0.10% for all loans (“ABL Adjusted SOFR”). During Second Quarter 2023, we adopted ASU 2020-04, the optional practical expedient for Reference Rate Reform related to its ABL Facility and as such, these amendments are treated as a continuation of the existing debt agreement and no gain or loss on these modifications were recorded in the Consolidated Statement of Operations. The ABL Adjusted SOFR rate is now available for all new loans after the effective date of the Fourth Amendment.

Effective with the Fourth Amendment, the ABL Facility interest rate, selected at the borrower’s election, is either (1) ABL Adjusted SOFR, or (2) a base rate which is the greater of (a) the federal funds rate plus 0.50%, (b) the one-month ABL Adjusted SOFR rate plus 1.00%, or (c) the Wells Fargo “prime rate”. The borrowing margin for ABL Adjusted SOFR loans is (i) less than $95.0 million, 1.25%, (ii) equal to or greater than $95.0 million but less than $180.0 million, 1.50%, and (iii) greater than or equal to $180.0 million, 1.75%. For base rate loans, the borrowing margin is (i) less than $95.0 million, 0.50%, (ii) equal to or greater than $95.0 million but less than $180.0 million, 0.75%, and (iii) greater than or equal to $180.0 million, 1.00% (“Applicable Borrowing Margin”). The Applicable Borrowing Margin for all loans is based upon the average daily total loans outstanding for the previous quarter. The Fourth Amendment had no material interest rate impact.

Prior to the Fourth Amendment to the ABL Facility, the interest rate, selected at the borrower’s election, was either (1) LIBOR (plus the Applicable Borrowing Margin), or (2) a base rate (plus the Applicable Borrowing Margin) which was the greater of (a) the federal funds rate plus 0.50%, (b) the one-month LIBOR rate plus 1.00%, or (c) the Wells Fargo “prime rate”.

The ABL Facility fees include (i) commitment fees of 0.25% based upon the average daily unused commitment (aggregate commitment less loans and letter of credit outstanding) under the ABL Facility for the preceding fiscal quarter, (ii) customary letter of credit fees and (iii) customary annual agent fees. As of February 2, 2024, we had no borrowings outstanding under the ABL Facility.

Interest; Fees - Current Term Loan Facility

The interest rates per annum applicable to the loans under the Current Term Loan Facility are based on a fluctuating rate of interest equal to, at the Company’s election, either (1) Term Loan Adjusted SOFR loan (subject to a 2% floor) plus an applicable margin, or (2) an alternative base rate loan plus an applicable margin. The applicable margin is based on the Company’s net leverage and will be, (i) Term Loan Adjusted SOFR loans, 8.25% per annum if the total leverage ratio is greater than or equal to 2.75:1.00, 8.00% per annum if the total leverage ratio is less than 2.75:1.00 but greater than or equal to 2.25:1.00, and 7.75% per annum if the total leverage ratio is less than 2.25:1.00 and (ii) for base rate loans, 7.25% per annum if the total leverage ratio is greater than or equal to 2.75:1.00, 7.00% per annum if the total leverage ratio is less than 2.75:1.00 but greater than or equal to 2.25:1.00, and 6.75% per annum if the total leverage ratio is less than 2.25:1.00. In each case, the net leverage is determined as of the last day of each applicable measurement period.

Customary agency fees are payable annually for the Current Term Loan Facility.

Interest; Fees - Former Term Loan Facility

Effective June 22, 2023, we entered into Amendment No. 1 (the “First Amendment”) to the Former Term Loan Facility which (subject to a 1% floor) replaced the interest rate benchmark based upon LIBOR with Term Loan Adjusted SOFR. This transition resulted in no material interest rate impact. During Second Quarter 2023, the Company adopted ASU 2020-04, the optional practical expedient for Reference Rate and as such, this amendment was treated as a continuation of the existing agreement and no gain or loss on this modification was recorded in the Consolidated Statement of Operations.

Effective with the First Amendment to the Former Term Loan Facility, the interest rate per annum applicable to the loans under the Former Term Loan Facility was based on a fluctuating rate of interest measured by reference to, at the borrower’s election, either (1) a Term Adjusted Loan SOFR rate plus 9.75% or (2) an alternative base rate (which is the greater of (i) the prime rate published in the Wall Street Journal, (ii) the federal funds rate, which shall be no lower than 0.00% plus ½ of 1.00%, or (iii) the one month Term Loan Adjusted SOFR rate plus 1.00% per annum) plus 8.75%.

Prior to the First Amendment to the Former Term Loan Facility, the interest rate per annum applicable to the loans under the Former Term Loan Facility was based on a fluctuating rate of interest measured by reference to, at the borrower’s election, either (1) a LIBOR rate (with a minimum rate of 1.00%) plus 9.75% or (2) an alternative base rate (which was the greater of (i) the prime rate published in the Wall Street Journal, (ii) the federal funds rate, which was to be no lower than 0.00% plus ½ of 1.00%, or (iii) the one month LIBOR rate plus 1.00% per annum) plus 8.75%.

Customary agency fees were paid annually for the Former Term Loan Facility.

Maturity; Amortization and Prepayments

The ABL Facility maturity date is July 29, 2026.

The Current Term Loan Facility will mature on December 29, 2028, will amortize at a rate equal to 1.25% per quarter. Depending upon the Company’s Total Leverage Ratio, as defined in the Current Term Loan Facility, mandatory prepayments in an amount equal to a percentage of the Company’s excess cash flows in each fiscal year, ranging from 0% to 75% are required. The Current Term Loan Facility also has typical prepayment requirements for the proceeds of certain asset sales, casualty events and extraordinary receipts. Voluntary prepayment and certain mandatory prepayments made (i) on or before December 29, 2024 would result in a prepayment premium equal to 3% of the principal amount of the loan prepaid plus a yield maintenance fee, (ii) between December 30, 2024 and December 29, 2025 would result in a prepayment premium equal to 2% of the principal amount of the loan prepaid, (iii) between December 30, 2025 and December 29, 2026, would result in a prepayment premium equal to 1% of the principal amount of the loan prepaid, (iv) between December 30, 2026 and December 29, 2027, would result in a prepayment premium equal to 0.5% of the principal amount of the loan prepaid and (v) thereafter no prepayment premium is due.

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

The Current Term Loan Facility is secured by a first priority security interest in certain property, including certain fixed assets such as real estate, stock of subsidiaries and intellectual property, in each case, subject to certain exceptions. The ABL Facility is secured by a second priority interest in the same collateral, with certain exceptions.

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

The Current Term Loan Facility contains financial covenants, including a quarterly maximum total leverage ratio test and a monthly minimum liquidity test.

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

As of February 2, 2024, we were in compliance with our financial covenants in the Debt Facilities.

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

Cash Flows from Operating Activities

Operating activities generated net cash of $130.6 million and used net cash of $36.4 million in Fiscal 2023 and Fiscal 2022, respectively. In Fiscal 2023, net cash generated by operating activities increased $167.0 million compared to Fiscal 2022 primarily due to the year-over-year improvement in inventory flow and productivity.

Cash Flows from Investing Activities

Net cash used in investing activities was $34.9 million and $29.8 million during Fiscal 2023 and Fiscal 2022, respectively. Cash used in investing activities for both years was primarily used for investments to update our digital information technology infrastructure.

For Fiscal 2024, we plan to invest approximately $30.0 million in capital expenditures for strategic investments and infrastructure, primarily in technology and general corporate needs.

Cash Flows from Financing Activities

Net cash used in financing activities was $110.1 million during Fiscal 2023 compared to net cash provided by financing activities of $73.5 million during Fiscal 2022. The decrease in net cash provided by financing activities is primarily due to lower inventory levels.

Contractual Obligations and Off-Balance-Sheet Arrangements

We have no material off-balance-sheet arrangements other than the guarantees and contractual obligations that are discussed below.

Information concerning our obligations and commitments to make future payments under contracts such as lease agreements and other contingent commitments, as of February 2, 2024, is aggregated in the following table:

	Payments Due by Period
(in thousands)	Total	1 Year or less	2-3 Years	3-4 Years	After 5 years
Operating leases (1)	$34,951	$7,682	$11,043	$9,674	$6,552
Principal payments on long-term debt	260,000	13,000	26,000	221,000	—
Interest on Term Loan Facility and ABL Facility fees	154,378	34,893	64,383	55,102	—
Purchase obligations (2)	152,280	152,280	—	—	—
Total contractual obligations	$601,609	$207,855	$101,426	$285,776	$6,552

(1)
Operating lease obligations consist primarily of future minimum lease commitments related to our operating leases (refer to Note 4, Leases, of the Consolidated Financial Statements for further details).
(2)
Purchase obligations primarily represent open purchase orders for inventory.

Financial Instruments with Off-Balance-Sheet Risk

The $275.0 million committed revolving ABL Facility includes a $70.0 million sublimit for letters of credit and has a maturity date of July 29, 2026. The ABL Facility is available for working capital and other general corporate liquidity needs. There was no balance outstanding as of February 2, 2024. The balance outstanding as of January 27, 2023 was $100.0 million. The balance of outstanding letters of credit was $9.1 million and $10.6 million as of February 2, 2024 and January 27, 2023, respectively.

Application of Critical Accounting Estimates

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

For financial reporting and tax purposes, our United States inventory, primarily merchandise held for sale, is stated at last-in, first-out (“LIFO”) cost, which is adjusted to the lower of cost or market. We account for our non-United States inventory on the first-in, first-out (“FIFO”) method. The United States inventory accounted for using the LIFO method as of percentage of the total inventory was 93% at February 2, 2024 and 92% at January 27, 2023.

We continually make assessments as to whether the carrying cost of inventory exceeds its market value and, if so, by what dollar amount. Excess inventories may be disposed of through our normal course of business. Based on historical results experienced through various methods of disposition, we will write down the carrying value of inventories that are not expected to be sold at or above cost. The excess and obsolete reserve balances were $18.1 million and $13.9 million as of February 2, 2024, and January 27, 2023, respectively. For the inventory marked down to net realizable value, a one percentage point increase in our assumed recovery rates at February 2, 2024, would have had an immaterial impact on our Consolidated Financial Statements.

Goodwill and Trade Name Impairment Analysis

Goodwill and the trade name indefinite-lived intangible asset are tested separately for impairment annually or are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Our impairment loss calculations contain multiple uncertainties because the calculation requires management to make assumptions and to apply judgment to estimate future cash flows and asset fair values. We perform goodwill and indefinite-lived intangible asset impairment tests on an annual basis and update these annual impairment tests mid-year if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit or indefinite-lived intangible asset below its carrying amount. If actual results fall short of our estimates and assumptions used in estimating future cash flows and asset fair values, we may incur future impairment charges that could be material.

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

In connection with the preparation of the financial statements in our Third Quarter 2023 Form 10-Q, we considered the decline in our stock price and market capitalization, as well as current market and macroeconomic conditions, to be a triggering event for the U.S. eCommerce and Outfitters reporting units and therefore completed a test for impairment of goodwill for these reporting units as of October 27, 2023.

The impairment test resulted in full impairment of $70.4 million and $36.3 million of goodwill allocated to our U.S. eCommerce and Outfitters reporting units, respectively, recorded in Third Quarter 2023.

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

In connection with the preparation of the financial statements in our Third Quarter 2023 Form 10-Q, the Company considered the decline in the Company’s stock price and market capitalization, as well as current market and macroeconomic conditions, to be a triggering event for the Lands’ End trade name. The fair value of the trade name indefinite-lived intangible asset was estimated using the relief from royalty method and the testing resulted in no impairment to the Lands’ End trade name.

In Fiscal 2023 and Fiscal 2022 we performed the annual testing of the indefinite-lived intangible asset, the Lands’ End trade name. The fair value exceeded the carrying value by 6.1% and 13.3% in Fiscal 2023 and Fiscal 2022, respectively, and as such, no trade name impairment charges were recorded. If actual results fall short of our estimates and assumptions used in estimating future cash flows, we may incur future impairment charges.

See Note 2, Summary of Significant Accounting Policies, and Note 10, Goodwill and Indefinite-Lived Intangible Asset, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for more information about these assets and the related impairment charges.

Long-lived Asset Impairment Analysis

Property and equipment are subject to a review for impairment if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”) the Company reviewed the long-lived asset groups for impairment in connection with the preparation of the financial statements.

The Company Operated store long-lived asset group, including Operating right-of-use assets, are regularly reviewed for impairment indicators when the Company Operated store reaches Same Store Sales status. A Company Operated store is included in U.S. Same Store Sales calculations when it has been open for at least 14 months. Impairment is assessed at the individual store level which is the lowest level of identifiable cash flows and considers the estimated undiscounted cash flows over the asset’s remaining life. If estimated undiscounted cash flows are insufficient to recover the investment, an impairment loss is recognized equal to the difference between the estimated fair value of the asset and its carrying value, net of salvage, and any costs of disposition. The fair value estimate is generally the discounted amount of estimated store-specific cash flows. The Company recognized long-lived asset impairment for Operating lease right-of-use assets and property and equipment, net for individual identified Company Operated stores in the amount of no impairment and $0.5 million as of February 2, 2024, and January 27, 2023, respectively, recorded in Other operating expense, net in the Consolidated Statement of Operations.

In connection with the preparation of the financial statements in the Company’s Third Quarter 2023 Form 10-Q, the Company tested its long-lived asset groups for impairment as of October 27, 2023. The Company assessed the recoverability of our long-lived asset groups by comparing their projected undiscounted cash flows associated over remaining estimated useful lives of the primary asset in the long-lived asset group against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. As a result of the testing the undiscounted cash flows of the remaining asset groups exceeded their respective carrying amount resulting in no impairment.

See Note 2, Summary of Significant Accounting Policies, in this Annual Report on Form 10-K for more information about long-lived assets and related impairment charges.

Revenue Recognition

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

The Company’s international subsidiaries operate with functional currencies other than the U.S. dollar. Since the Company’s Consolidated Financial Statements are presented in U.S. dollars, the Company must translate all components of these financial statements from the functional currencies into U.S. dollars at exchange rates in effect during or at the end of the reporting period. Net revenue generated from the International distribution channel represented 8% of our total net revenue in Fiscal 2023. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of net revenues, expenses, assets and liabilities. Assuming a 10% change in foreign currency exchange rates, Fiscal 2023 net revenue would have increased or decreased by approximately $11.3 million. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our international subsidiaries into U.S. dollars. Foreign currency translation gains, net, for Fiscal 2023 totaled approximately $1.0 million related to our international subsidiaries in United Kingdom, Germany and Japan. Additionally, the Company has foreign currency denominated intercompany receivables and payables that when settled result in a transaction gain or loss. A 10% change in foreign currency exchanges rates would not result in a significant transaction gain or loss in earnings. The Company does not utilize financial instruments for trading purposes or hedging and have not used any derivative financial instruments to limit foreign currency exchange rate exposures. The Company does not consider our foreign earnings to be permanently reinvested.

As of February 2, 2024, the Company had $6.7 million of cash and cash equivalents denominated in foreign currency, principally in British pound sterling, Hong Kong dollar, euro and Japanese yen.

Interest Rate Risk

The Company is subject to interest rate risk with the Current Term Loan Facility and the ABL Facility, as both require the Company to pay interest on outstanding borrowings at variable rates. Each one percentage point change in interest rates (above the 2% SOFR floor) associated with the Current Term Loan Facility would result in a $2.5 million change in our annual cash interest expenses. Assuming our ABL Facility was fully drawn to a principal amount equal to $275.0 million, each one percentage point change in interest rates would result in a $2.8 million change in our annual cash interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Lands’ End, Inc.

Dodgeville, Wisconsin

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lands’ End, Inc. (the “Company”) as of February 2, 2024 and January 27, 2023, the related consolidated statements of operations, comprehensive operations, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 2, 2024 and January 27, 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of February 2, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated April 3, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill and Indefinite-Lived Intangible Asset Valuation

As described in Notes 2 and 10 of the consolidated financial statements, the Company’s intangible assets consist of goodwill and an indefinite-lived trade name with carrying values of $0 and $257 million as of February 2, 2024, respectively. The Company tests goodwill and the trade name separately for impairment on an annual basis during the fourth fiscal quarter, or more frequently as required by Accounting Standards Codification Topic 350.

During the third fiscal quarter, the Company identified a triggering event that necessitated an interim test of impairment for goodwill within the U.S. eCommerce and Outfitters reporting units and the trade name. The impairment test resulted in full impairment of $70.4 million and $36.3 million of goodwill allocated to the Company’s U.S. eCommerce and Outfitters reporting units, respectively, and no impairment of the trade name.

The Company’s evaluation of goodwill for impairment involves comparison of the fair values of the reporting units to their respective carrying values. The Company estimates fair value of its reporting units using a discounted cash flow model, commonly referred to as the income approach, that requires management to make significant estimates and assumptions related to the weighted average cost of capital and forecasted revenue growth rates.

The Company’s evaluation of the trade name for impairment involves comparison of the fair value of the trade name to its carrying value. The Company estimates fair value of the trade name using the relief from royalty method, that requires management to make significant estimates and assumptions related to the weighted average cost of capital, royalty rate and forecasted revenue growth rates.

We identified the valuation of goodwill and the trade name as a critical audit matter. The principal consideration for our determination is the significant management judgment related to: (a) the weighted average cost of capital and forecasted revenue growth rate assumptions involved in estimating the fair value of the U.S. eCommerce and Outfitters reporting units, and (b) the weighted average cost of capital, royalty rate and forecasted revenue growth rate assumptions involved in estimating the fair value of the trade name. Auditing these elements involved subjective and complex auditor judgement, including the use of professionals with specialized skills and knowledge in valuation.

The primary procedures we performed to address this critical audit matter included:

•
Testing the design, implementation, and operating effectiveness of certain internal controls related to the valuation of goodwill and the indefinite-lived trade name intangible asset, specifically, the controls over the forecasted revenue growth rates, weighted average cost of capital and royalty rate.
•
Evaluating the reasonableness of management’s forecasted revenue growth rates by: (a) comparing current and historical performance to prior period projections, (b) reviewing prior period actual financial results and forecasted external market and industry data, and (c) comparing forecasted information with previously communicated press releases, internal communications to management, and communications with the Board of Directors.
•
Utilizing personnel with specialized skills and knowledge to assist in: (a) assessing the appropriateness of the valuation methodologies, and (b) evaluating the reasonableness of the valuation assumptions related to the weighted average cost of capital and royalty rate.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2022.

Madison, Wisconsin

April 3, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Lands’ End, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive operations, cash flows, and changes in stockholders’ equity of Lands’ End, Inc. and subsidiaries (the “Company”) for the year ended January 28, 2022, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended January 28, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

LANDS’ END, INC.

Consolidated Statements of Operations

for Fiscal Years Ended February 2, 2024, January 27, 2023 and January 28, 2022

(in thousands except per share data)	2023	2022	2021
REVENUES
Net revenue	$1,472,508	$1,555,429	$1,636,624
Cost of sales (excluding depreciation and amortization)	846,981	961,663	945,164
Gross profit	625,527	593,766	691,460

Selling and administrative	550,211	527,374	571,767
Depreciation and amortization	38,465	38,741	39,166
Goodwill impairment	106,700	—	—
Other operating expense, net	7,666	2,926	741
Total costs and expenses	703,042	569,041	611,674
Operating (loss) income	(77,515)	24,725	79,786
Interest expense	48,291	39,768	34,445
Loss on extinguishment of debt	6,666	—	—
Other income, net	(655)	(364)	(628)
(Loss) income before income taxes	(131,817)	(14,679)	45,969
Income tax (benefit) expense	(1,133)	(2,149)	12,600
NET (LOSS) INCOME	$(130,684)	$(12,530)	$33,369

NET (LOSS) INCOME PER COMMON SHARE ATTRIBUTABLE TO STOCKHOLDERS
Basic:	$(4.09)	$(0.38)	$1.01
Diluted:	$(4.09)	$(0.38)	$0.99

Basic weighted average common shares outstanding	31,970	33,108	32,929
Diluted weighted average common shares outstanding	31,970	33,108	33,681

See accompanying Notes to Consolidated Financial Statements.

LANDS’ END, INC.

Consolidated Statements of Comprehensive Operations

for Fiscal Years Ended February 2, 2024, January 27, 2023 and January 28, 2022

(in thousands)	2023	2022	2021
NET (LOSS) INCOME	$(130,684)	$(12,530)	$33,369
Other comprehensive (loss) income, net of tax
Foreign currency translation gain (loss)	1,307	(4,380)	(1,421)
Reclassification of foreign currency translation gain to income	(354)	—	—
COMPREHENSIVE (LOSS) INCOME	$(129,731)	$(16,910)	$31,948

See accompanying Notes to Consolidated Financial Statements.

LANDS’ END, INC.

Consolidated Balance Sheets

(in thousands except per share data)	February 2, 2024	January 27, 2023
ASSETS
Current assets
Cash and cash equivalents	$25,314	$39,557
Restricted cash	1,976	1,834
Accounts receivable, net	35,295	44,928
Inventories, net	301,724	425,513
Prepaid expenses and other current assets	45,951	44,894
Total current assets	410,260	556,726
Property and equipment, net	118,033	127,638
Operating lease right-of-use asset	23,438	30,325
Goodwill	—	106,700
Intangible asset, net	257,000	257,000
Other assets	2,748	3,759
TOTAL ASSETS	$811,479	$1,082,148
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$13,000	$13,750
Accounts payable	131,922	171,557
Lease liability – current	6,024	5,414
Accrued expenses and other current liabilities	108,972	106,756
Total current liabilities	259,918	297,477
Long-term borrowings on ABL Facility	—	100,000
Long-term debt, net	236,170	223,506
Lease liability – long-term	22,952	31,095
Deferred tax liabilities	48,020	45,953
Other liabilities	2,826	3,365
TOTAL LIABILITIES	569,886	701,396
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 - authorized: 480,000 shares; issued and outstanding: 31,433 and 32,626, respectively	315	326
Additional paid-in capital	356,764	366,181
(Accumulated deficit) Retained earnings	(99,417)	31,267
Accumulated other comprehensive loss	(16,069)	(17,022)
TOTAL STOCKHOLDERS’ EQUITY	241,593	380,752
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$811,479	$1,082,148

See accompanying Notes to Consolidated Financial Statements.

LANDS’ END, INC.

Consolidated Statements of Cash Flows

for Fiscal Years Ended February 2, 2024, January 27, 2023 and January 28, 2022

(in thousands)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(130,684)	$(12,530)	$33,369
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	38,465	38,741	39,166
Amortization of debt issuance costs	2,716	3,176	3,194
Loss (gain) on disposal of property and equipment	93	(530)	741
Stock-based compensation	3,827	3,753	10,156
Deferred income taxes	1,813	927	(782)
Goodwill and long-lived asset impairment	106,700	468	—
Loss on extinguishment of debt	6,666	—	—
Other	(1,335)	(775)	(661)
Change in operating assets and liabilities:
Accounts receivable, net	9,861	4,503	(13,170)
Inventories, net	124,459	(45,873)	(4,213)
Accounts payable	(33,047)	19,938	13,089
Other operating assets	(447)	(8,105)	4,080
Other operating liabilities	1,478	(40,060)	(14,400)
Net cash provided by (used in) operating activities	130,565	(36,367)	70,569
CASH FLOWS FROM INVESTING ACTIVITIES
Sales of property and equipment	7	1,967	—
Purchases of property and equipment	(34,916)	(31,806)	(25,238)
Net cash used in investing activities	(34,909)	(29,839)	(25,238)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under ABL Facility	172,000	264,000	143,000
Payments of borrowings under ABL Facility	(272,000)	(164,000)	(168,000)
Proceeds from issuance on long-term debt, net of discount	252,200	—	—
Payments on term loan	(244,063)	(13,750)	(13,750)
Payments of debt extinguishment costs	(2,338)	—	—
Payments of debt issuance costs	(2,735)	—	(1,232)
Payments for taxes related to net share settlement of equity awards	(1,269)	(4,324)	(5,111)
Purchases and retirement of common stock	(11,902)	(8,463)	—
Net cash (used in) provided by financing activities	(110,107)	73,463	(45,093)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	350	(2,001)	103
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(14,101)	5,256	341
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	41,391	36,135	35,794
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$27,290	$41,391	$36,135
SUPPLEMENTAL CASH FLOW DATA
Unpaid liability to acquire property and equipment	$3,853	$9,998	$2,627
Income taxes paid, net of refunds	$1,108	$4,763	$24,868
Interest paid	$48,099	$34,485	$31,421

See accompanying Notes to Consolidated Financial Statements.

LANDS’ END, INC.

Consolidated Statements of Changes in Stockholders’ Equity

				(Accumulated	Accumulated
			Additional	Deficit)	Other	Total
	Common Stock Issued		Paid-in	Retained	Comprehensive	Stockholders’
(in thousands)	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 29, 2021	32,614	$326	$369,372	$11,226	$(11,221)	$369,703
Net income	—	—	—	33,369	—	33,369
Cumulative translation adjustment, net of tax	—	—	—	—	(1,421)	(1,421)
Stock-based compensation expense	—	—	10,156	—	—	10,156
Vesting of restricted shares	567	4	(4)	—	—	—
Common stock withheld related to net share settlement of equity awards	(196)	—	(5,111)	—	—	(5,111)
Balance at January 28, 2022	32,985	330	374,413	44,595	(12,642)	406,696
Net loss	—	—	—	(12,530)	—	(12,530)
Cumulative translation adjustment, net of tax	—	—	—	—	(4,380)	(4,380)
Stock-based compensation expense	—	—	3,753	—	—	3,753
Vesting of restricted shares	673	4	(4)	—	—	—
Common stock withheld related to net share settlement of equity awards	(236)	—	(4,324)	—	—	(4,324)
Purchases and retirement of common stock	(796)	(8)	(7,657)	(798)	—	(8,463)
Balance at January 27, 2023	32,626	326	366,181	31,267	(17,022)	380,752
Net loss	—	—	—	(130,684)	—	(130,684)
Cumulative translation adjustment, net of tax	—	—		—	953	953
Stock-based compensation expense	—	—	3,827	—	—	3,827
Vesting of restricted shares	449	3	(3)	—	—	—
Common stock withheld related to net share settlement of equity awards	(155)	—	(1,269)	—	—	(1,269)
Purchases and retirement of common stock	(1,487)	(14)	(11,972)	—	—	(11,986)
Balance at February 2, 2024	31,433	$315	$356,764	$(99,417)	$(16,069)	$241,593

See accompanying Notes to Consolidated Financial Statements.

LANDS’ END, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BACKGROUND AND BASIS OF PRESENTATION

Description of Business

Lands’ End, Inc. (“Lands’ End” or the “Company”) is a leading digital retailer of solution-based apparel, swimwear, outerwear, accessories, footwear, home products and uniforms. We offer products online at www.landsend.com, through third-party distribution channels and our own Company Operated stores. We also offer products to businesses and schools, for their employees and students, through the Outfitters distribution channel.

Terms that are commonly used in the Company’s Notes to the Consolidated Financial Statements are defined as follows:

•
ABL Facility – Asset-based senior secured credit agreement, providing for a revolving facility, dated as of November 16, 2017, with Wells Fargo Bank, N.A. and certain other lenders, as amended to date
•
Adjusted EBITDA – Net income (loss) appearing on the Consolidated Statements of Operations net of Income tax expense/(benefit), Interest expense, Depreciation and amortization and other significant items
•
ASC – Financial Accounting Standards Board Accounting Standards Codification, which serves as the source for authoritative GAAP, as supplemented by rules and interpretive releases by the SEC which are also sources of authoritative GAAP for SEC registrants
•
Company Operated stores – Lands’ End retail stores in the Retail distribution channel
•
Current Term Loan Facility – Term loan credit agreement, dated as of December 29, 2023, among the Company, Blue Torch Capital, as Administrative Agent and Collateral Agent, and the lenders party thereto
•
Debt Facilities – Collectively, the Current Term Loan Facility and ABL Facility
•
Deferred Awards – Time vesting stock awards
•
EPS – Earnings per share
•
FASB – Financial Accounting Standards Board
•
First Quarter 2024 – The 13 weeks ending May 3, 2024
•
Fiscal 2024 – The 52 weeks ending January 31, 2025
•
Fiscal 2023 – The 53 weeks ended February 2, 2024
•
Fiscal 2022 – The 52 weeks ended January 27, 2023
•
Fiscal 2021 – The 52 weeks ended January 28, 2022
•
Former Term Loan Facility – Term loan credit agreement, dated as of September 9, 2020, among the Company, Fortress Credit Corp., as Administrative Agent and Collateral Agent, and the lenders party thereto
•
Fourth Quarter 2023 – The 14 weeks ended February 2, 2024
•
GAAP – Accounting principles generally accepted in the United States
•
LIBOR – London inter-bank offered rate

•
Option Awards – Stock option awards
•
Performance Awards – Performance-based stock awards
•
SEC – United States Securities and Exchange Commission
•
Second Quarter 2023 – The 13 weeks ended July 28, 2023
•
Second Quarter 2022 – The 13 weeks ended July 29, 2022
•
SOFR – Secured Overnight Funding Rate
•
Term Loan Adjusted SOFR – SOFR plus adjustments of either (a) 0.11448% for a one-month interest period, (b) 0.26161% for a three-month interest period, or (c) 0.42826% for a six-month interest period
•
Target Shares – Number of restricted stock units awarded to a recipient which reflects the number of shares to be delivered based on achievement of target performance goals
•
Third Quarter 2023 – The 13 weeks ended October 27, 2023

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

Macroeconomic Challenges

Macroeconomic issues, such as high interest rates and inflationary pressures, have continued to have an impact on the Company’s business. Since apparel purchases are discretionary expenditures that historically have been influenced by domestic and global economic conditions, higher prices of consumer goods due to inflation may result in less discretionary spending for consumers which may negatively impact customer demand and require higher levels of promotion in order to attract and retain customers. Additionally, interest expense could be negatively affected by any continued rate increases due to the variable interest rates associated with the Company’s Debt Facilities. These macroeconomic challenges have led to increased cost of raw materials, packaging materials, labor, energy, fuel and other inputs necessary for the production and distribution of the Company’s products.

Global Supply Chain Challenges

Like many industries, we experienced global supply chain challenges that impacted our distribution process, third-party manufacturing partners and logistics partners, including shipping delays due to port congestion and closure of certain third-party manufacturing facilities and production lines. These global supply chain challenges caused manufacturing, transport and receipt of inbound product delays that increased our logistics costs during the first half of Fiscal 2022. These global supply chain challenges began to normalize in the second half of Fiscal 2022 and throughout Fiscal 2023.

Corporate Restructuring

The Company reduced approximately 10% of positions in the corporate offices and the Hong Kong sourcing office during Fiscal 2023. The Company incurred $7.3 million of total corporate restructuring costs, which includes $6.2 million of employee severance and benefit costs and $1.1 million of other related costs, which was recorded in Other operating expense, net in the Consolidated Statements of Operations. As of February 2, 2024, approximately

$2.9 million of the employee severance and benefit costs and $1.1 million of the other related costs had yet to be paid and are included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

Lands’ End Japan Closure

During Second Quarter 2022, the Board of Directors approved a plan to wind down and cease operations of Lands’ End Japan KK. Lands’ End Japan KK represents the Japan eCommerce operating segment. For a discussion on this operating segment, see Note 13, Segment Reporting. The Company incurred closing costs of approximately $0.3 million and $3.0 million during Fiscal 2023 and Fiscal 2022, respectively, recorded in Other operating expense, net in the Consolidated Statements of Operations. See Note 8, Lands’ End Japan Closure. The final liquidation occurred in First Quarter 2024.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company’s fiscal year end is on the Friday preceding the Saturday closest to January 31 each year. The fiscal periods in this report are presented as follows, unless the context otherwise requires:

Fiscal Year	Ended	Weeks
2023	February 2, 2024	53
2022	January 27, 2023	52
2021	January 28, 2022	52

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

Changes in the balance of the allowance for credit losses are as follows:

(in thousands)	Fiscal 2023	Fiscal 2022
Beginning balance	$728	$625
Provision	89	295
Write-offs	(167)	(192)
Ending balance	$650	$728

Inventory

Inventories primarily consist of merchandise purchased for resale. For financial reporting and tax purposes, the Company’s United States inventory, primarily merchandise held for sale, is stated at last-in, first-out (“LIFO”) cost, which is lower than net realizable value. The Company accounts for its non-United States inventory on the first-in, first-out (“FIFO”) method. The United States inventory accounted for using the LIFO method was 93% of total inventory as of February 2, 2024 and 92% as of January 27, 2023. If the FIFO method of accounting for inventory had been used, the effect on inventory would have been an increase of $1.5 million and $1.2 million as of February 2, 2024 and January 27, 2023, respectively.

The Company maintains a reserve for excess and obsolete inventory. The reserve is calculated based on historical experience related to liquidation and disposal of identified inventory. The excess and obsolescence reserve balances were $18.1 million and $13.9 million as of February 2, 2024 and January 27, 2023, respectively. The increase is primarily due to a specific reserve for the discounted sale of kids inventory to licensee and reserve for excess and obsolete kids and footwear inventory not acquired by licensees.

Deferred Catalog Costs and Marketing

Costs incurred for direct response marketing consist primarily of catalog production and mailing costs that are generally amortized within two months from the date catalogs are mailed. Unamortized marketing costs reported as prepaid assets were $10.3 million and $10.4 million as of February 2, 2024 and January 27, 2023, respectively. The Company expenses the costs of marketing for website, magazine, newspaper, radio and other general media when the marketing takes place. Marketing expenses, including catalog costs amortization, digital-related costs and other print media were $200.5 million, $205.6 million and $220.0 million for Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively. These costs are included within Selling and administrative expenses in the accompanying Consolidated Statements of Operations.

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

(in thousands)	Asset Lives (years)	February 2, 2024	January 27, 2023
Land	—	$3,450	$3,440
Buildings and improvements	15-30	101,232	99,545
Furniture, fixtures and equipment	3-10	66,373	59,992
Computer hardware and software	3-10	261,764	232,799
Leasehold improvements	3-7	12,673	12,761
Construction in progress		17,706	27,235
Gross property and equipment		463,198	435,772
Less: Accumulated depreciation		(345,165)	(308,134)
Total property and equipment, net		$118,033	$127,638

As of both February 2, 2024 and January 27, 2023, construction in progress relates primarily to technological investments.

Depreciation expense is recorded over the estimated useful lives of the respective assets using the straight-line method. Leasehold improvements are depreciated over the shorter of the associated lease term or the estimated useful life of the asset. Depreciation expense was $38.5 million, $38.7 million and $39.2 million for Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively.

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

Impairment of Property and Equipment

Property and equipment are subject to a review for impairment if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Company Operated store long-lived assets, including right-of-use assets, are regularly reviewed for impairment indicators when the Company Operated store meets Same Store Sales status. A Company Operated store is included in U.S. Same Store Sales calculations when it has been open for at least 14 months. Impairment is assessed at the individual store level which is the lowest level of identifiable cash flows and considers the estimated undiscounted cash flows over the asset’s remaining life. If estimated undiscounted cash flows are insufficient to recover the investment, an impairment loss is recognized equal to the difference between the estimated fair value of the asset and its carrying value, net of salvage, and any costs of disposition. The fair value estimate is generally the discounted amount of estimated store-specific cash flows. During Fiscal 2023, Fiscal 2022 and Fiscal 2021, the Company recognized no impairment, $0.5 million and no impairment, respectively, for right-of-use assets and property and equipment of Company Operated store locations.

In connection with the preparation of the Company’s financial statements in the Third Quarter 2023 Form 10-Q, the Company tested its long-lived asset groups for impairment as of October 27, 2023. The Company assessed the recoverability of its long-lived asset groups by comparing their projected undiscounted cash flows associated over the remaining estimated useful lives of the primary asset in the long-lived asset group against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. As a result of the testing, the undiscounted cash flows of the remaining asset groups exceeded their respective carrying amount resulting in no impairment.

Goodwill and Indefinite-lived Intangible Asset Impairment Assessments

Goodwill and the indefinite-lived trade name intangible asset are tested separately for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment assessments contain multiple uncertainties because the calculation requires management to make assumptions and to apply judgment to estimate future cash flows and asset fair values. If actual results fall short of our estimates and assumptions used in estimating future cash flows and asset fair values, we may incur future impairment charges that could be material.

Goodwill impairment assessments

In connection with the preparation of the financial statements included in the Company’s Third Quarter Form 10-Q, the Company considered the decline in the Company’s stock price and market capitalization, as well as current market and macroeconomic conditions, to be a triggering event for the U.S. eCommerce and Outfitters reporting units and therefore completed a test for impairment of goodwill for these reporting units as of October 27, 2023. The Company tested goodwill for impairment using a one-step quantitative test. The quantitative test compares the reporting unit’s fair value to its carrying value. An impairment is recorded for any excess carrying value above the reporting unit’s fair value, not to exceed the amount of goodwill. The Company estimates fair value of its reporting units using a discounted cash flow model, commonly referred to as the income approach. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions appropriate to the Company’s reporting unit. The discounted cash flow model uses management’s best estimates of economic and market conditions over the projected period using the best information available, including growth rates in revenues, costs and estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, weighted average cost of capital and changes in future working capital requirements.

The impairment test resulted in full impairment of $70.4 million and $36.3 million of goodwill allocated to the Company’s U.S. eCommerce and Outfitters reporting units, respectively.

Indefinite-lived intangible asset impairment assessments

The Company’s indefinite-lived intangible asset is the Lands’ End trade name. The Company reviews the trade name for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The fair value of the trade name indefinite-lived intangible asset is estimated using the relief from royalty method. The relief from royalty method is based on the assumption that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset class. The relief from royalty method involves two steps: (1) estimation of reasonable royalty rates for the assets and (2) the application of these royalty rates to a forecasted net revenue stream and discounting the resulting cash flows to determine a present value. The Company multiplied the selected royalty rate by the forecasted net revenue stream to calculate the cost savings (relief from royalty payment) associated with the asset. The cash flows are then discounted to present value using the selected discount rate and compared to the carrying value of the asset.

In connection with the preparation of the financial statements in the Company’s Third Quarter 2023 Form 10-Q, the Company considered the decline in the Company’s stock price and market capitalization, as well as current market and macroeconomic conditions, to be a triggering event for the Lands’ End trade name. The fair value of the trade name indefinite-lived intangible asset was estimated using the relief from royalty method and the testing resulted in no impairment to the Lands’ End trade name.

In Fiscal 2023, Fiscal 2022 and Fiscal 2021, the Company tested the indefinite-lived intangible asset, as required, resulting in the fair value exceeding the carrying value by 6.1%, 13.3% and 68.9%, respectively. As such, no trade name impairment charges were recorded in any of the periods presented.

Financial Instruments with Off-Balance-Sheet Risk

The $275.0 million ABL Facility includes a $70.0 million sublimit for letters of credit and the maturity date is July 29, 2026. The ABL Facility is available for working capital and other general corporate liquidity needs. There was no balance outstanding as of February 2, 2024. The balance outstanding as of January 27, 2023 was $100.0 million. The balance of outstanding letters of credit was $9.1 million and $10.6 million on February 2, 2024 and January 27, 2023, respectively.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable. Total accounts receivable, net was $35.3 million, $44.9 million and $49.7 million as of February 2, 2024, January 27, 2023 and January 28, 2022, respectively.

Cash and cash equivalents, accounts receivable, net, accounts payable, accrued expenses and other current liabilities and revolving long-term borrowings on ABL Facility are reflected in the Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments.

Long-term debt, net is reflected in the Consolidated Balance Sheets at amortized cost. The fair value of debt was determined utilizing Level 3 valuation techniques as of February 2, 2024 and January 27, 2023. See Note 9, Fair Value of Financial Assets and Liabilities.

Foreign Currency Translations and Transactions

The Company translates the assets and liabilities of foreign subsidiaries from their respective functional currencies to United States dollars at the appropriate spot rates as of the balance sheet date. Revenue and expenses of operations are translated to United States dollars using weighted average exchange rates during the year. The foreign subsidiaries use the local currency as their functional currency. The effects of foreign currency translation adjustments are included as a component of Accumulated other comprehensive loss in the accompanying Consolidated Statements of Changes in Stockholders’ Equity. Foreign currency translation gains, net, for Fiscal 2023 totaled approximately $1.0 million. Foreign currency translation losses, net, for Fiscal 2022 and Fiscal 2021 totaled approximately $4.4 million and $1.4 million, respectively. The Company recognized a foreign exchange transaction gain of $1.0 million in Fiscal 2023, a loss of $1.0 million in Fiscal 2022 and a gain of $0.8 million in Fiscal 2021. These are recorded in either Cost of sales (excluding depreciation and amortization) or Selling and administrative in the accompanying Consolidated Statements of Operations based on the underlying nature of the transactions giving rise to the gain or loss.

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

Contract Liabilities

Contract liabilities consist of payments received in advance of the transfer of control to the customer. As products are delivered and control transfers, the Company recognizes the deferred revenue in Net revenue in the Consolidated Statements of Operations. The following table summarizes the deferred revenue associated with payments received in advance of the transfer of control to the customer reported in Accrued expenses and other current liabilities in the Consolidated Balance Sheets and amounts recognized through Net revenue for each period presented. The majority of deferred revenue as of February 2, 2024 is expected to be recognized in Net revenue in First Quarter 2024, as products are delivered to customers.

(in thousands)	Fiscal 2023	Fiscal 2022
Deferred revenue beginning of period	$7,484	$8,560
Deferred revenue recognized in period	(7,270)	(8,346)
Revenue deferred in period	4,100	7,270
Deferred revenue end of period	$4,314	$7,484

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

(in thousands)	Fiscal 2023	Fiscal 2022
Balance as of beginning of period	$33,029	$33,070
Gift cards sold	66,392	65,877
Gift cards redeemed	(60,374)	(64,637)
Gift card breakage	(3,443)	(1,281)
Balance as of end of period	$35,604	$33,029

Refund Liabilities

Refund liabilities, primarily associated with product sales returns and retrospective volume rebates, represent variable consideration and are estimated and recorded as a reduction to Net revenue based on historical experience. As of February 2, 2024 and January 27, 2023, $21.6 million and $25.0 million, respectively, of refund liabilities, primarily associated with estimated product returns, were reported in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

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

Self-Insurance

The Company has a self-insured plan for health and welfare benefits and provides an accrual to cover the obligation. The accrual for the self-insured liability is based on claims filed and an estimate of claims incurred but not yet reported. The Company considers a number of factors, including historical claims information, when determining the amount of the accrual. Costs related to the administration of the plan and related claims are expensed as incurred. Total expenses, net of employee contributions, were $18.9 million, $17.7 million and $17.3 million for Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively.

The Company also has a self-insured plan for certain costs related to workers’ compensation. The Company obtains third-party insurance coverage to limit exposure to this workers’ compensation self-insured risk.

Retirement Benefit Plan

The Company has a 401(k) retirement plan, which covers most regular employees and allows them to make contributions. The Company also provides a matching contribution on a portion of the employee contributions. Total expenses incurred under this plan were $3.9 million for Fiscal 2023, Fiscal 2022 and Fiscal 2021.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) encompasses all changes in equity other than those arising from transactions with stockholders and is comprised solely of foreign currency translation adjustments. Our foreign subsidiaries use their foreign currency as their functional currency. Functional currency assets and liabilities are translated into U.S. Dollars using exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates during the period. Resulting translation gains and losses are reported in other comprehensive income (loss), until the substantial liquidation of a subsidiary, at which time accumulated transactions gains or losses are reclassified into net income. During Fiscal 2023, the Company recognized a net gain of $0.4 million of cumulative foreign currency translation adjustments related to the substantial liquidation of Lands’ End Japan. See Note 8, Lands’ End Japan Closure.

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Beginning balance: Accumulated other comprehensive loss (net of tax of $4,525, $3,361, and $2,987, respectively)	$(17,022)	$(12,642)	$(11,221)
Other comprehensive (loss) income
Foreign currency translation adjustments (net of tax of $(348), $1,164, and $374, respectively)	1,307	(4,380)	(1,421)
Reclassification of foreign currency translation gain to income (net of tax of $94, $0, and $0, respectively)	(354)	—	—
Ending balance: Accumulated other comprehensive loss (net of tax of $4,271, $4,525, and $3,361, respectively)	$(16,069)	$(17,022)	$(12,642)

Stock-Based Compensation

Stock-based compensation expense for restricted stock units, comprised of both Deferred Awards and Performance Awards, is determined based on the grant date fair value. The fair value of Deferred Awards and of Performance Awards granted before Fiscal 2023 are based on the closing price of the Company’s common stock on the grant date. For Performance Awards granted in Fiscal 2023 which include market conditions to determine, in part, vesting, the grant date fair value is based on the Monte Carlo simulation model. Performance Awards have, in addition to a service requirement, performance criteria that must be achieved for the awards to be earned. Option Awards provide the recipient with the option to purchase a set number of shares at a stated exercise price over the term of the contract, which is ten years for all Option Awards currently outstanding. Options are granted with a strike price equal to the stock price on the date of grant and vest over the requisite service period of the award.

The Company recognizes stock-based compensation cost net of estimated forfeitures and revises the estimated forfeitures in subsequent periods if actual forfeitures differ from the estimates. The Company estimates the forfeiture rate based on historical data as well as expected future behavior. Stock-based compensation is recorded in Selling and administrative expense in the Consolidated Statements of Operations over the period in which the employee is required to provide service in exchange for the Deferred Awards and Option awards and over the applicable performance period for Performance Awards.

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

The following table summarizes the components of basic and diluted EPS:

(in thousands)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Net (loss) income	$(130,684)	$(12,530)	$33,369
Basic weighted average shares outstanding	31,970	33,108	32,929
Dilutive impact of stock awards	—	—	752
Diluted weighted average shares outstanding	$31,970	$33,108	$33,681
(Loss) earnings per share
Basic	$(4.09)	$(0.38)	$1.01
Diluted	$(4.09)	$(0.38)	$0.99

Anti-dilutive shares excluded from diluted earnings (loss) per common share calculation	1,021	1,186	93

Stock awards are considered anti-dilutive based on the application of the treasury stock method or in the event of a net loss.

Repurchases of Common Stock

Shares of the Company’s common stock may be repurchased by the Company through open market transactions. The par value of the shares retired is charged against Common stock and the remaining purchase price is allocated between Additional paid-in capital and (Accumulated deficit) Retained earnings. The portion charged against Additional paid-in capital is determined based on the Additional paid-in capital per share amount recorded in the initial issuance of the shares with the remaining portion charged to (Accumulated deficit) Retained earnings. For transactions in which the purchase price is less than the price at initial issuance, the full amount is charged against Additional paid-in capital. The total cost of the broker commissions is charged directly to (Accumulated deficit) Retained earnings. All shares repurchased under the 2022 Share Repurchase Program have been retired. See Note 6, Stockholders’ Equity.

Recently Adopted Accounting Pronouncements

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

As part of the response to the reference rate reform, during Second Quarter 2023, the Company amended the ABL Facility and Former Term Loan Facility to replace the interest rate based upon the LIBOR benchmark to the SOFR benchmark. See Note 5, Debt for additional details regarding these changes. Concurrent with the amendments, the Company adopted ASU 2020-04. The Company utilized optional practical expedients for contract modifications under ASC 848-20-358 Contracts within the Scope of Topic 470 and the adoption of ASU 2020-04 did not have a material impact on the Company’s Consolidated Financial Statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company is currently assessing the impact of ASU 2023-07 on the Company’s Consolidated Financial Statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which includes requirements that an entity disclose specific categories in the rate reconciliation and provide additional information for reconciling items that are greater than five percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income rate. The standard also requires that entities disclose income (or loss) from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) each disaggregated between domestic and foreign. ASU 2023-09 is effective for the annual periods beginning after December 15, 2024. The Company is currently assessing the impact of ASU 2023-09 on the Company’s Consolidated Financial Statement disclosures.

NOTE 3. DEBT

ABL Facility

The Company’s $275.0 million committed revolving ABL Facility includes a $70.0 million sublimit for letters of credit and is available for working capital and other general corporate liquidity needs. The amount available to borrow is the lesser of (1) the Aggregate Commitments of $275.0 million (“ABL Facility Limit”) or (2) the Borrowing

Base or Loan Cap which is calculated from Eligible Inventory, Trade Receivables and Credit Card Receivables, all foregoing capitalized terms not defined herein are as defined in the ABL Facility.

The following table summarizes the Company’s ABL Facility borrowing availability:

	February 2, 2024		January 27, 2023
(in thousands)	Amount	Interest Rate	Amount	Interest Rate
ABL Facility limit	$275,000		$275,000
Borrowing Base	176,311		274,354

Outstanding borrowings	—		100,000	6.27%
Outstanding letters of credit	9,070		10,557
ABL Facility utilization at end of period	9,070		110,557

ABL Facility borrowing availability	$167,241		$163,797

Long-Term Debt

On December 29, 2023, the Company entered into the Current Term Loan Facility which provides borrowings of $260.0 million, the proceeds of which were used to repay all of the indebtedness under the Former Term Loan Facility and to pay fees and expenses in connection with the financing. Origination costs, including a 3% original issue discount of $7.8 million and debt origination fees of $2.9 million, were incurred in connection with entering into the Current Term Loan Facility. The original issue discount and the debt origination fees are presented as a direct deduction from the carrying value of the Current Term Loan Facility and Former Term Loan Facility and are amortized over the term of the loan to Interest expense in the Consolidated Statements of Operations.

As a result of the Former Term Loan Facility repayment before the scheduled maturity date, the transaction was subject to a 1% prepayment premium of $2.3 million. Additionally, the Company recorded $4.4 million for the write off of unamortized original issue discount and debt issuance costs of the Former Term Loan Facility. These charges resulted in a loss on extinguishment of debt of $6.7 million in Fourth Quarter 2023.

The Company’s long-term debt consisted of the following:

	February 2, 2024		January 27, 2023
(in thousands)	Amount	Interest Rate	Amount	Interest Rate
Former Term Loan Facility	$—	—%	$244,063	14.13%
Current Term Loan Facility	$260,000	13.70%	—	—%
Less: Current portion of long-term debt	13,000		13,750
Less: Unamortized debt issuance costs	10,830		6,807
Long-term debt, net	$236,170		$223,506

Interest; Fees

ABL Facility

Effective May 12, 2023, the Company executed the Fourth Amendment (the “Fourth Amendment”) to the ABL Facility which replaced the interest rate benchmark based on LIBOR with an interest rate benchmark based on SOFR plus an adjustment of 0.10% for all loans (“ABL Adjusted SOFR”). During Second Quarter 2023, the Company adopted ASU 2020-04, the optional practical expedient for Reference Rate and as such, this amendment was treated as a continuation of the existing agreement and no gain or loss on this modification was recorded in the Consolidated Statement of Operations. The ABL Adjusted SOFR rate is now available for all new loans after the effective date of the Fourth Amendment.

Effective with the Fourth Amendment, the ABL Facility interest rate, selected at the borrower’s election, is either (1) ABL Adjusted SOFR, or (2) a base rate which is the greater of (a) the federal funds rate plus 0.50%, (b) the one-month ABL Adjusted SOFR rate plus 1.00%, or (c) the Wells Fargo “prime rate”. The borrowing margin for ABL

Adjusted SOFR loans is (i) less than $95.0 million, 1.25%, (ii) equal to or greater than $95.0 million but less than $180.0 million, 1.50%, and (iii) greater than or equal to $180.0 million, 1.75%. For base rate loans, the borrowing margin is (i) less than $95.0 million, 0.50%, (ii) equal to or greater than $95.0 million but less than $180.0 million, 0.75%, and (iii) greater than or equal to $180.0 million, 1.00% (“Applicable Borrowing Margin”). The Applicable Borrowing Margin for all loans is based upon the average daily total loans outstanding for the previous quarter. The Fourth Amendment had no material interest rate impact.

Prior to the Fourth Amendment to the ABL Facility, the interest rate, selected at the borrower’s election, was either (1) LIBOR (plus the Applicable Borrowing Margin), or (2) a base rate (plus the Applicable Borrowing Margin) which was the greater of (a) the federal funds rate plus 0.50%, (b) the one-month LIBOR rate plus 1.00%, or (c) the Wells Fargo “prime rate”.

The ABL Facility fees include (i) commitment fees of 0.25% based upon the average daily unused commitment (aggregate commitment less loans and letter of credit outstanding) under the ABL Facility for the preceding fiscal quarter, (ii) customary letter of credit fees and (iii) customary annual agent fees. As of February 2, 2024, the Company had no borrowings outstanding under the ABL Facility.

Current Term Loan Facility

The interest rates per annum applicable to the loans under the Current Term Loan Facility are based on a fluctuating rate of interest equal to, at the Company’s election, either (1) Term Loan Adjusted SOFR loan (subject to a 2% floor) plus an applicable margin, or (2) an alternative base rate loan plus an applicable margin. The applicable margin is based on the Company’s net leverage and will be, (i) Term Loan Adjusted SOFR loans, 8.25% per annum if the total leverage ratio is greater than or equal to 2.75:1.00, 8.00% per annum if the total leverage ratio is less than 2.75:1.00 but greater than or equal to 2.25:1.00, and 7.75% per annum if the total leverage ratio is less than 2.25:1.00 and (ii) for base rate loans, 7.25% per annum if the total leverage ratio is greater than or equal to 2.75:1.00, 7.00% per annum if the total leverage ratio is less than 2.75:1.00 but greater than or equal to 2.25:1.00, and 6.75% per annum if the total leverage ratio is less than 2.25:1.00. In each case, the net leverage is determined as of the last day of each applicable measurement period.

Customary agency fees are payable annually for the Current Term Loan Facility.

Former Term Loan Facility

Effective June 22, 2023, the Company entered into Amendment No. 1 (the “First Amendment”) to the Former Term Loan Facility which (subject to a 1% floor) replaced the interest rate benchmark based upon LIBOR with Term Loan Adjusted SOFR. This transition resulted in no material interest rate impact. During Second Quarter 2023, the Company adopted ASU 2020-04, the optional practical expedient for Reference Rate and as such, this amendment was treated as a continuation of the existing agreement and no gain or loss on this modification was recorded in the Consolidated Statement of Operations.

Prior to the First Amendment to the Former Term Loan Facility, the interest rate per annum applicable to the loans under the Former Term Loan Facility was based on a fluctuating rate of interest measured by reference to, at the borrower’s election, either (1) a LIBOR rate (with a minimum rate of 1.00%) plus 9.75% or (2) an alternative base rate (which was the greater of (i) the prime rate published in the Wall Street Journal, (ii) the federal funds rate, which was to be no lower than 0.00% plus ½ of 1.00%, or (iii) the one month LIBOR rate plus 1.00% per annum) plus 8.75%.

Effective with the First Amendment to the Former Term Loan Facility, the interest rate per annum applicable to the loans under the Former Term Loan Facility was based on a fluctuating rate of interest measured by reference to, at the borrower’s election, either (1) a Term Adjusted Loan SOFR rate plus 9.75% or (2) an alternative base rate (which is the greater of (i) the prime rate published in the Wall Street Journal, (ii) the federal funds rate, which shall be no lower than 0.00% plus ½ of 1.00%, or (iii) the one month Term Loan Adjusted SOFR rate plus 1.00% per annum) plus 8.75%.

Customary agency fees were paid annually for the Former Term Loan Facility.

Maturity; Amortization and Prepayments

The ABL Facility maturity date is July 29, 2026.

The Current Term Loan Facility will mature on December 29, 2028, will amortize at a rate equal to 1.25% per quarter. Depending upon the Company’s Total Leverage Ratio, as defined in the Current Term Loan Facility, mandatory prepayments in an amount equal to a percentage of the Company’s excess cash flows in each fiscal year, ranging from 0% to 75% are required. The Current Term Loan Facility also has typical prepayment requirements for the proceeds of certain asset sales, casualty events and extraordinary receipts. Voluntary prepayment and certain mandatory prepayments made (i) on or before December 29, 2024 would result in a prepayment premium equal to 3% of the principal amount of the loan prepaid plus a yield maintenance fee, (ii) between December 30, 2024 and December 29, 2025 would result in a prepayment premium equal to 2% of the principal amount of the loan prepaid, (iii) between December 30, 2025 and December 29, 2026, would result in a prepayment premium equal to 1% of the principal amount of the loan prepaid, (iv) between December 30, 2026 and December 29, 2027, would result in a prepayment premium equal to 0.5% of the principal amount of the loan prepaid and (v) thereafter no prepayment premium is due.

The Company’s aggregate scheduled maturities of the Debt Facilities as of February 2, 2024 are as follows:

Scheduled maturities

(in thousands)

2024	$13,000
2025	13,000
2026	13,000
2027	13,000
2028	208,000
Total	$260,000

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

The Current Term Loan Facility is secured by a first priority security interest in certain property and assets including certain fixed assets such as real estate, stock of subsidiaries and intellectual property, in each case, subject to certain exceptions. The ABL Facility is secured by a second priority interest in the same collateral, with certain exceptions.

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

The Current Term Loan Facility contains financial covenants, including a quarterly maximum total leverage ratio test and a monthly minimum liquidity test.

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

As of February 2, 2024, the Company was in compliance with its financial covenants in the Debt Facilities.

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

NOTE 4. LEASES

The following table summarizes the Company’s components of lease expense, primarily related to Company Operated stores, which is included in Selling and administrative expense in the Consolidated Statements of Operations:

(in thousands)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Operating lease expense	$6,340	$7,466	$8,273
Variable lease expense	2,572	2,714	2,312
Total lease expense	$8,912	$10,180	$10,585

Short-term lease cost was not material for Fiscal 2023, Fiscal 2022 or Fiscal 2021.

Supplemental balance sheet information related to operating leases are as follows:

(in thousands)	Fiscal 2023	Fiscal 2022
Operating lease right-of-use asset	$23,438	$30,325
Lease liability – current	6,024	5,414
Lease liability – long-term	22,952	31,095
Weighted average remaining lease term in years	5.7	6.6
Weighted average discount rate	6.62%	6.36%

Supplemental cash flow information related to operating leases are as follows:

(in thousands)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Operating cash outflows from operating leases	$8,060	$9,154	$10,509
Operating lease right-of-use-assets (reversal) obtained in exchange for lease liabilities	(2,236)	4,440	1,409

Maturities of operating lease liabilities as of February 2, 2024 are as follows:

(in thousands)
2024	$7,682
2025	5,671
2026	5,372
2027	5,212
2028	4,462
Thereafter	6,552
Total operating lease payments	$34,951
Less imputed interest	5,975
Present value of lease liabilities	$28,976

NOTE 5. STOCK-BASED COMPENSATION

The Company expenses the fair value of all stock awards over the requisite service period, ensuring that the amount of cumulative stock-based compensation expense recognized at any date is at least equal to the portion of the grant-date fair value of the award that is vested at that date. The Company has elected to adjust stock-based compensation expense for an estimated forfeiture rate for those shares not expected to vest and to recognize stock-based compensation expense on a straight-line basis for awards that only have a service requirement with multiple vest dates.

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
ii.
Performance Awards are in the form of restricted stock units and have, in addition to a service requirement, performance criteria that must be achieved for the awards to be earned. The Performance Awards granted in Fiscal 2023 are subject to a relative total shareholder return (“TSR”) modifier which is based on the Company’s total return to stockholders over the measurement period relative to a custom peer group. The Target Shares earned can range from 50% to 200% (such result, the “Earned Shares”) once minimum thresholds have been reached and depend on the achievement of Adjusted EBITDA and revenue performance measures, for the cumulative period comprised of three-consecutive fiscal years beginning with the fiscal year of the grant date. For Fiscal 2023 Performance Awards, the TSR modifier can result in an adjustment of 75% to 125% of the Earned Shares, subject to an overall cap of 200% and a modifier limitation to 100% in the event TSR is negative. Performance Awards are also subject to limitations under the Company’s stockholder approved stock plans. The applicable percentage of the Target Shares, as determined by performance, vest after the completion of the applicable three-year performance period and upon determination of achievement of the performance measures by the Compensation Committee of the Board of Directors, and unearned Target Shares are forfeited. The fair value of the Performance Awards granted before Fiscal 2023 are based on the closing price of the Company’s common stock on the grant date. For awards granted in Fiscal 2023 which include market conditions, the grant date fair value is based on the Monte Carlo simulation model. Stock-based compensation expense, including awards with market conditions, is recognized ratably over the related service period reduced for estimated forfeitures of those awards not expected to vest due to employee turnover and adjusted based on the Company’s estimate of the percentage of the aggregate Target Shares expected to be earned. The Company accrues for Performance Awards on a 100% payout unless it becomes probable that the outcome will be significantly different, or the performance can be more accurately measured.
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

The following table provides a summary of the Company’s stock-based compensation expense, which is included in Selling and administrative expense in the Consolidated Statements of Operations:

(in thousands)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Deferred awards	$3,491	$5,744	$5,683
Performance awards (1)	(87)	(2,090)	4,370
Option awards	423	99	103
Total stock-based compensation expense	$3,827	$3,753	$10,156

(1)
Net credit expense for Fiscal 2023 and Fiscal 2022 includes a reduction of the accrual for Performance Awards based on actual and projected results relative to performance measures and forfeitures.

Deferred Awards

The following table provides a summary of the Deferred Awards activity for Fiscal 2023, Fiscal 2022 and Fiscal 2021.

	Fiscal Year Ended
	February 2, 2024		January 27, 2023		January 28, 2022
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Deferred Awards at beginning of year	906	$16.46	913	$14.60	1,093	$10.86
Granted	844	8.53	503	18.09	247	29.90
Vested	(449)	12.21	(398)	14.14	(401)	13.89
Forfeited	(342)	16.53	(112)	16.94	(26)	13.46
Deferred Awards at end of year	959	$11.44	906	$16.46	913	$14.60

Total unrecognized stock-based compensation expense related to unvested Deferred Awards was approximately $6.2 million as of February 2, 2024, which is expected to be recognized ratably over a weighted average period of 2.1 years. The total fair value of Deferred Awards vested during Fiscal 2023 and Fiscal 2022 was $5.5 million and $5.7 million, respectively. Deferred Awards granted to employees during Fiscal 2023 vest over a period of three years.

Performance Awards

The following table provides a summary of the Performance Awards activity for Fiscal 2023, Fiscal 2022 and Fiscal 2021:

	Fiscal Year Ended
	February 2, 2024		January 27, 2023		January 28, 2022
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Performance Awards at beginning of year	355	$24.39	436	$21.15	393	$18.32
Granted	567	9.74	248	20.65	166	29.95
Change in estimate - performance					42	15.73
Vested	—	—	(270)	15.73	(165)	21.90
Forfeited	(315)	19.68	(59)	24.39	—	—
Performance Awards at end of year	607	$13.14	355	$24.39	436	$21.15

Total unrecognized stock-based compensation expense related to unvested Performance Awards was approximately $2.2 million as of Fiscal 2023 which is expected to be recognized ratably over a weighted average period of 2.2 years. The Performance Awards granted to employees during Fiscal 2023 vest, if earned, after completion of the applicable three-year performance period. The fair value for the Performance Awards granted during Fiscal 2023, which includes a relative TSR modifier, was estimated on the grant date using a Monte Carlo simulation with the below noted assumptions:

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

Options Awards

The following table provides a summary of the changes in outstanding Options Awards for Fiscal 2023 and Fiscal 2022.

	Fiscal Year Ended
	February 2, 2024		January 27, 2023
	Option Awards	Weighted Average Exercise Price per Share	Option Awards	Weighted Average Exercise Price per Share
(in thousands, except per share amounts)
Option Awards outstanding at beginning of year	511	$16.08	343	$18.66
Granted	—	—	168	10.81
Vested	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Option Awards outstanding at end of year	511	$16.08	511	$16.08

The following table provides a summary of information about the Option Awards vested and expected to vest during the contractual term, as well as Option Awards exercisable as of February 2, 2024:

	Option Awards	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
(in thousands, except per share and contractual life amounts)
Option Awards vested and expected to vest	511	3.3	$16.08	—
Option Awards exercisable	385	1.5	$17.80	—

Total unrecognized stock-based compensation expense related to Option Awards was approximately $0.7 million as of February 2, 2024, which is expected to be recognized over a weighted average period of 1.8 years.

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

NOTE 6. STOCKHOLDERS’ EQUITY

Share Repurchase Program

On June 28, 2022, the Company announced that its Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock through February 2, 2024 (the “2022 Share Repurchase Program”). Under the 2022 Share Repurchase Program, the Company could repurchase its common stock through open market purchases, in privately negotiated transactions, or by other means in accordance with federal securities laws, including Rule 10b-18 of the Exchange Act. The amount and timing of these purchases was determined by the Company’s management depending upon market conditions and other factors and at times were made pursuant to a Rule 10b5-1 trading plan. Purchases of $20.3 million were made under the 2022 Share Repurchase Program which expired on February 2, 2024.

The following table summarizes the Company’s share repurchases during Fiscal 2023 and Fiscal 2022:

(Shares and $ in thousands except average per share cost)	February 2, 2024	January 27, 2023
Number of shares repurchased	1,487	796
Total cost	$11,872	$8,447
Average per share cost	$7.98	$10.61

The Company retired all shares that were repurchased through the 2022 Share Repurchase Program through February 2, 2024. In accordance with the FASB ASC 505—Equity, the par value of the shares retired was charged against Common stock and the remaining purchase price was allocated between Additional paid-in capital and (Accumulated deficit) Retained earnings. The portion charged against Additional paid-in capital is determined based on the Additional paid-in capital per share amount recorded in the initial issuance of the shares with the remaining to (Accumulated deficit) Retained earnings. Shares purchased at a price less than that of initial issuance is charged only against Additional paid-in capital. For all shares retired during Fiscal 2023 and Fiscal 2022, no amount and $7.7 million, respectively, was charged to (Accumulated deficit) Retained earnings. In addition, the total cost of the broker commissions is charged directly to (Accumulated deficit) Retained earnings.

On March 15, 2024, the Company announced that its Board of Directors authorized the Company to repurchase up to $25.0 million of the Company’s common stock through March 31, 2026.

NOTE 7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	February 2, 2024	January 27, 2023
Deferred gift card revenue	$35,604	$33,029
Accrued employee compensation and benefits	28,449	18,125
Reserve for sales returns and allowances	21,560	25,030
Accrued property, sales and other taxes	8,795	9,780
Deferred revenue	4,314	7,484
Accrued interest	1,994	4,456
Other	8,256	8,852
Total Accrued expenses and other current liabilities	$108,972	$106,756

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

In August 2022, the Company notified all employees of the closure and commenced closing activities. Liquidation sales commenced in the month of September 2022 through the end of Fiscal 2022. The dissolution of Lands’ End Japan was authorized and approved on January 31, 2023. The Company recorded closing costs for employee severance and benefit costs, early termination and restoration costs of lease facilities and contract cancellation and other costs. The final liquidation occurred in First Quarter 2024.

The following table summarizes the closing costs of Lands’ End Japan recognized in Other operating expense, net in the Consolidated Statement of Operations for Fiscal 2023 and Fiscal 2022.

(in thousands)	February 2, 2024	January 27, 2023
Employee severance and benefit costs (1)	$25	$1,795
Early termination and restoration costs of leased facilities	(16)	744
Contract cancellation and other costs	259	448
Total closing costs	$268	$2,987

(1)
For fiscal year ending January 27, 2023 employee severance and benefit costs are approximately $1.0 million lower than actual payments due to the reversal of a previously recorded compensation-related accrual.

The following table summarizes the accrued closing cost activity related to Lands’ End Japan included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets:

(in thousands)	Employee Severance and Benefit Costs	Leased Facilities Costs	Other Closing Costs	Total
Balance as of January 28, 2022	$—	$—	$—	$—
Estimated costs payable in cash	2,812	749	347	3,908
Cash payments	(2,076)	(381)	(379)	(2,836)
Foreign currency translation	331	104	49	484
Balance as of January 27, 2023	$1,067	$472	$17	$1,556
Estimated costs payable in cash	25	(16)	259	268
Cash payments	(1,050)	(438)	(260)	(1,748)
Foreign currency translation	(14)	(18)	(1)	(33)
Balance as of February 2, 2024	$28	$—	$15	$43

NOTE 9. FAIR VALUE MEASUREMENTS OF FINANCIAL ASSETS AND LIABILITIES

Cash and cash equivalents and restricted cash is reflected on the Consolidated Balance Sheets at fair value based on Level 1 inputs. Cash and cash equivalents and restricted cash amounts are valued based upon statements received from financial institutions. The fair value of restricted cash was $2.0 million and $1.8 million as of February 2, 2024 and January 27, 2023, respectively.

Carrying amounts and fair values of long-term debt, including current portion, in the Consolidated Balance Sheets are as follows:

	February 2, 2024		January 27, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$260,000	$258,139	$244,063	$241,728

The Company’s valuation of long-term debt, including current portion, at fair value is considered a Level 3 instrument under the fair value hierarchy. The Company’s valuation techniques include the Black-Derman-Toy (“BDT”) model as well as market inputs from management. The BDT modeling approach is particularly relevant given the Current Term Loan Facility’s features, including the optional redemption provision. There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis as of February 2, 2024 and January 27, 2023.

NOTE 10. GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSET

The Company’s intangible assets, consisting of a goodwill and trade name, were originally valued in connection with a business combination accounted for under the purchase accounting method. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired.

The following table summarizes the activity of the Company’s Goodwill:

(in thousands)	Goodwill
Balance January 28, 2022
Gross amount	$110.0
Accumulated impairment losses	(3.3)
Carrying Value	106.7
Impairment loss booked in Fiscal 2022	—
Balance January 27, 2023
Gross amount	110.0
Accumulated impairment losses	(3.3)
Carrying Value	106.7
Impairment loss booked in Fiscal 2023	106.7
Balance February 2, 2024
Gross amount	110.0
Accumulated impairment losses	(110.0)
Carrying Value	$—

The carrying value of Intangible asset, net was $257.0 million as of February 2, 2024, January 27, 2023 and January 28, 2022.

ASC 350, Intangibles - Goodwill and Other, requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that the carrying amount may not be recoverable. In connection with the preparation of the financial statements included in the Company’s Third Quarter 2023 Form 10-Q, the Company considered the decline in the Company’s stock price and market capitalization, as well as current market and macroeconomic conditions, to be a triggering event for the U.S. eCommerce and Outfitters reporting units and therefore completed a test for impairment of goodwill for these reporting units as of October 27, 2023. The Company tested goodwill for impairment using a one-step quantitative test. The quantitative test compares the reporting unit’s fair value to its carrying value. An impairment is recorded for any excess carrying value above the reporting unit’s fair value, not to exceed the amount of goodwill. The Company estimates fair value of its reporting units using a discounted cash flow model, commonly referred to as the income approach. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions appropriate to the Company’s reporting unit. The discounted cash flow model uses management’s best estimates of economic and market conditions over the projected period using the best information available, including growth rates in revenues, costs and estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, weighted average cost of capital and changes in future working capital requirements.

The impairment test resulted in full impairment of $70.4 million and $36.3 million of goodwill allocated to the Company’s U.S. eCommerce and Outfitters reporting units, respectively.

In connection with the preparation of the financial statements in the Company’s Third Quarter 2023 Form 10-Q, the Company considered the decline in the Company’s stock price and market capitalization, as well as current market and macroeconomic conditions, to be a triggering event for the Lands’ End trade name. The fair value of the trade name indefinite-lived intangible asset was estimated using the relief from royalty method and the testing resulted in no impairment to the Lands’ End trade name.

There was no impairment of the trade name during any period presented.

NOTE 11. INCOME TAXES

The Company’s income (loss) before income taxes in the United States and in foreign jurisdictions is as follows:

(in thousands)	Fiscal 2023	Fiscal 2022	Fiscal 2021
(Loss) income before income taxes
United States	$(126,745)	$4,646	$52,963
Foreign	(5,072)	(19,325)	(6,994)
Total (loss) income before income taxes	$(131,817)	$(14,679)	$45,969

Certain foreign operations are branches of Lands’ End and are subject to U.S. as well as foreign income tax. The pretax income (loss) by location and the analysis of the income tax provision by taxing jurisdiction are not directly related.

The components of the provision for (benefit from) income taxes are as follows:

(in thousands)	Fiscal 2023	Fiscal 2022	Fiscal 2021
United States	$(1,482)	$(3,258)	$12,215
Foreign	349	1,109	385
Total (benefit) provision	$(1,133)	$(2,149)	$12,600

(in thousands)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Current:
Federal	$(3,092)	$(3,928)	$11,370
State	(192)	(273)	1,627
Foreign	338	1,125	385
Total current	(2,946)	(3,076)	13,382
Deferred:
Federal	(316)	682	(1,426)
State	2,118	261	644
Foreign	11	(16)	—
Total deferred	1,813	927	(782)
Total (benefit) provision	$(1,133)	$(2,149)	$12,600

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Tax at statutory federal tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	(1.1)%	0.1%	3.9%
Foreign differential	2.1%	27.2%	(5.2)%
Permanent differences	(0.8)%	(3.4)%	1.9%
Uncertain tax benefits	0.1%	1.1%	1.1%
Change in foreign valuation allowance	(2.2)%	(32.4)%	4.9%
Goodwill impairment	(17.0)%	—%	—%
Other, net	(1.2)%	1.0%	(0.2)%
Total	0.9%	14.6%	27.4%

Deferred tax assets and liabilities consisted of the following:

(in thousands)	February 2, 2024	January 27, 2023	January 28, 2022
Deferred tax assets
Deferred revenue	$7,388	$5,946	$6,528
Legal accruals	1,418	2,053	2,461
Deferred compensation	6,100	10,246	18,328
Deferred interest	640	10,011	—
Reserve for returns	2,867	2,938	2,958
Inventory	4,510	4,303	3,730
CTA investment in foreign subsidiaries	4,271	4,525	3,361
Operating lease liabilities	7,017	8,112	8,677
Other	1,369	1,980	2,402
Net operating loss carryforward	26,544	11,057	5,211
Total deferred tax assets	62,124	61,171	53,656
Less valuation allowance	(16,292)	(11,207)	(6,009)
Net deferred tax assets	$45,832	$49,964	$47,647

Deferred tax liabilities
Intangible assets	$61,785	$61,715	$62,295
LIFO reserve	19,137	21,263	18,118
Property and equipment	5,662	4,461	4,396
Operating lease right-of-use assets	5,709	6,670	7,089
Catalog advertising	1,559	1,808	1,940
Total deferred tax liabilities	93,852	95,917	93,838
Net deferred tax liability	$48,020	$45,953	$46,191

As of February 2, 2024, the Company had $125.2 million of federal and state net operating loss (“NOL”) carryforwards (generating a $14.4 million deferred tax asset) available to offset future taxable income. The federal NOL Carryforward has an indefinite life. The state NOL carryforwards generally expire between 2024 and 2043 with certain state NOLs generated after 2017 having indefinite carryforward. The Company’s foreign subsidiaries had $41.9 million of NOL carryforwards (generating a $12.1 million deferred tax asset) available to offset future taxable income. These foreign NOLs can be carried forward indefinitely, however, a valuation allowance was established since the future utilization of these NOLs is uncertain.

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits (“UTBs”) is as follows:

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Gross UTBs balance at beginning of period	$1,297	$1,477	$1,012
Tax positions related to the prior periods - gross (decreases) increases	(156)	(180)	539
Settlements	—	—	(74)
Gross UTBs balance at end of period	$1,141	$1,297	$1,477

As of February 2, 2024, the Company had gross UTBs of $1.1 million. Of this amount, $1.0 million would, if recognized, impact its effective tax rate. The Company does not expect that UTBs will fluctuate significantly in the next 12 months for tax audit settlements and the expiration of the statute of limitations for certain jurisdictions. Tax years 2020 through 2023 remain open for examination by the Internal Revenue Service as well as various state and foreign jurisdictions.

The Company classifies interest expense and penalties related to UTBs and interest income on tax overpayments as components of income tax expense. As of February 2, 2024, the total amount of interest expense and penalties recognized on the balance sheet was $0.6 million ($0.5 million net of federal benefit). As of January 27, 2023, the total amount of interest and penalties recognized on the balance sheet was $0.6 million ($0.5 million net of federal benefit). The total amount of net interest expense recognized in the Consolidated Statements of Operations was insignificant for all periods presented. The Company files income tax returns in both the United States and various foreign jurisdictions.

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

NOTE 13. SEGMENT REPORTING

During Fiscal 2023, the Company’s operating segments consisted of: U.S. eCommerce, Europe eCommerce, Outfitters, Third Party and Retail. During Fiscal 2022, the Company’s operating segments included Japan eCommerce. See Note 8, Lands’ End Japan Closure.

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
•
Third Party sells the same products as U.S. eCommerce but direct to consumers through third-party marketplace websites and through domestic wholesale relationships.
•
Retail sells products through Company Operated stores.

Net revenue is presented by distribution channel in the following tables:

(in thousands)	Fiscal 2023	% of Net Revenue	Fiscal 2022	% of Net Revenue	Fiscal 2021	% of Net Revenue
U.S. eCommerce	$930,314	63.2%	$955,752	61.4%	$1,027,138	62.8%
International (1)	112,855	7.7%	166,627	10.7%	220,997	13.5%
Outfitters	269,943	18.3%	265,898	17.1%	254,191	15.5%
Third Party	111,826	7.6%	118,996	7.7%	86,517	5.3%
Retail	47,570	3.2%	48,156	3.1%	47,781	2.9%
Total Net revenue	$1,472,508		$1,555,429		$1,636,624

(1)
Fiscal 2022 and Fiscal 2021 includes Net revenue of $32.7 million and $43.3 million, respectively, from the Japan eCommerce distribution channel. See Note 8, Lands’ End Japan Closure.

The geographical allocation of Net revenue is based upon where the product is shipped. The following presents summarized geographical information:

(in thousands)	Fiscal 2023	% of Net Revenue	Fiscal 2022	% of Net Revenue	Fiscal 2021	% of Net Revenue
United States	$1,342,366	91.2%	$1,368,518	88.0%	$1,393,402	85.1%
Europe	114,778	7.8%	135,878	8.7%	179,302	11.0%
Asia (1)	569	0.0%	33,451	2.2%	44,383	2.7%
Other	14,795	1.0%	17,582	1.1%	19,537	1.2%
Total Net revenue	$1,472,508		$1,555,429		$1,636,624

(1)
Fiscal 2022 and Fiscal 2021 includes Net revenue of $32.7 million and $43.3 million, respectively, from the Japan eCommerce distribution channel. See Note 8, Lands’ End Japan Closure.

Other than the United States and Europe, no geographic region represented more than 10% of Net revenue.

Property and equipment, net by geographical location are as follows:

(in thousands)	Fiscal 2023	Fiscal 2022	Fiscal 2021
United States	$111,254	$120,311	$121,259
Europe	6,588	7,051	7,879
Asia	191	276	653
Total long-lived assets	$118,033	$127,638	$129,791

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

Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15-d-15(e) under the Securities Exchange Act of 1934, as amended) are effective as of February 2, 2024.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and the Chief Financial Officer to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected on a timely basis.

Management, including our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation our management concluded that our internal control over financial reporting was effective as of February 2, 2024.

Item 9A includes the audit report of BDO USA, P.C. on the Company’s internal control over financial reporting as of February 2, 2024.

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies including our Company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. There have not been any changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended February 2, 2024 that have materially impacted, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Lands’ End, Inc.

Dodgeville, Wisconsin

Opinion on Internal Control over Financial Reporting

We have audited Lands’ End, Inc.’s (the “Company’s”) internal control over financial reporting as of February 2, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of February 2, 2024 and January 27, 2023, the related consolidated statements of operations, comprehensive operations, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes, and our report dated April 3, 2024 expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

Madison, Wisconsin

April 3, 2024

ITEM 9B. OTHER INFORMATION

During the fiscal quarter ended February 2, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 10 with respect to directors, the audit committee, audit committee financial experts and Section 16(a) beneficial ownership reporting compliance is included under the headings “Item 1. Election of Directors - Committees of the Board,” “Corporate Governance - Director Independence” and in the biographies of the directors contained in “Item 1. Election of Directors,” in our definitive proxy statement for our annual meeting of stockholders to be held on May 9, 2024 (the “2024 Proxy Statement”) which are incorporated herein by reference. With regard to the information required by this item regarding compliance with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in our 2024 Proxy Statement under the heading “Other Information - Delinquent Section 16(a) Reports”, and such disclosure, if any, is incorporated herein by reference. The 2024 Proxy Statement will be filed within 120 days after the end of our fiscal year.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth in our 2024 Proxy Statement under Item 1. Election of Directors (i) under the heading “Compensation of Directors,” and (ii) under the heading “Executive Compensation,” under the subheadings “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2023 Fiscal Year End,” “Option Exercises and Stock Vested,” “Employment Arrangements,” “Potential Payments upon Termination of Employment,” and “Chief Executive Officer Pay Ratio” and is incorporated herein by reference. The material incorporated herein by reference to the information set forth under the heading “Executive Compensation - Compensation Committee Report” of the 2024 Proxy Statement shall be deemed furnished, and not filed, in this Annual Report on Form 10-K and shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, as a result of this furnishing except to the extent that it is specifically incorporated by reference by the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading “Item 1. Election of Directors - Beneficial Ownership of the Company’s Common Stock” of the 2024 Proxy Statement.

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company’s equity compensation plans as of February 2, 2024:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	Weighted-average exercise price of outstanding options, warrants and rights*	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))** (in thousands)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,528	22.00	2,447
Equity compensation plans not approved by security holders***	549	15.45	—
Total	2,077	16.08	2,447

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

*** In connection with commencing employment, our current CEO was granted options on November 1, 2022 to purchase 168,081 shares of the Company’s common stock of which 126,061 shares were unvested as of February 2, 2024, and 115,633 restricted stock units of which 86,725 restricted stock units were unvested as of February 2, 2024. Our former CEO was granted options on March 6, 2017 to purchase 294,118 shares of the Company’s common stock all of which were outstanding and exercisable as of February 2, 2024. These awards were made as inducement grants outside of our stockholder approved stock plans in accordance with Nasdaq Listing Rule 5635(c)(4).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the material under the headings “Certain Relationships and Transactions” and “Corporate Governance” of the 2024 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accountant fees and services is incorporated herein by reference to the material under the heading “Item 4. Ratification of Appointment of Independent Registered Public Accounting Firm - Independent Registered Public Accounting Firm Fees” of the 2024 Proxy Statement.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

The following information required under this item is filed as part of this report:

1.
Financial Statements

See the listing of Financial Statements included as a part of this Form 10-K in Item 8 of Part II on page 46 of this report.

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

4.6

Term Loan Credit Agreement, dated December 29, 2023, by and among Lands’ End, Inc. (as the borrower), the guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC (as administrative agent and collateral agent) (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on January 3, 2024 (File No. 001-09769)).

4.7

Guaranty and Security Agreement, dated December 29, 2023, by and among Lands’ End, Inc., as the Borrower, and the other grantors party thereto and Blue Torch Finance LLC, as Agent (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on January 3, 2024 (File No. 001-09769)).

*4.8	Description of Securities Registered Under Section 12 of the Exchange Act.

10.1	Lands’ End, Inc. Amended and Restated 2017 Stock Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Lands’ End, Inc. on May 13, 2019 (File No. 001-09769)).**

10.2

Amendment No. 1 to the Lands’ End, Inc. Amended and Restated 2017 Stock Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Lands’ End, Inc. on June 13, 2023 (File No. 001-09769)).**

10.3

Director Compensation Policy effective as of March 19, 2019 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2019 (File No. 001-09769)).**

10.4

Lands’ End, Inc. Umbrella Incentive Program (As Amended and Restated) (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).**

10.5

Lands’ End, Inc. 2014 Stock Plan (As Amended and Restated) (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).**

10.6

Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2023 (File No. 001-09769)).**

10.7

Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2023 (File No. 001-09769)).**

10.8	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2023 (File No. 001-09769)).**

10.9

Lands’ End, Inc. Annual Incentive Plan (As Amended and Restated) (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).**

10.10

Lands’ End, Inc. Long-Term Incentive Program (As Amended and Restated) (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).**

10.11

Lands’ End, Inc. Cash Long-Term Incentive Plan (As Amended and Restated) (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).**

10.12

Letter from Lands’ End, Inc. to Andrew J. McLean relating to employment, dated September 6, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2022 (File No. 001-09769)).**

10.13

Executive Severance Agreement by and between Lands’ End, Inc. and Andrew J. McLean, dated September 6, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 22, 2022 (File No. 001-09769)).**

10.14

Sign-On Nonqualified Stock Option Agreement dated November 1, 2022, by and between Lands’ End, Inc. and Andrew J. McLean (incorporated by reference to Exhibit 99.2 to the Form S-8 filed by Lands’ End, Inc. on November 4, 2022 (File No. 333-268170)).**

10.15

Sign-On Restricted Stock Unit Agreement dated November 1, 2022, by and between Lands’ End, Inc. and Andrew J. McLean (incorporated by reference to Exhibit 99.3 to the Form S-8 filed by Lands’ End, Inc. on November 4, 2022 (File No. 333-268170)).**

10.16

Letter from Lands’ End, Inc. to Peter L. Gray relating to employment, dated April 21, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 28, 2017 (File No. 001-09769)).**

10.17

Executive Severance Agreement by and between Lands’ End, Inc. and Peter L. Gray, dated April 21, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2021 (File No. 001-09769)).**

10.18

Letter from Lands’ End, Inc. to Peter L. Gray relating to employment, dated January 16, 2023 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2023 (File No. 001-09769)).**

10.19

Letter from Lands’ End, Inc. to Sarah Rasmusen relating to employment, dated October 16, 2017 (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2021 (File No. 001-09769)).**

10.20

Letter from Lands’ End, Inc. to Sarah Rasmusen relating to employment, dated September 4, 2019 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2021 (File No. 001-09769)).**

10.21

Executive Severance Agreement dated October 16, 2017 between Lands’ End, Inc. and Sarah Rasmusen (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2021 (File No. 001-9769)).**

10.22

Letter from Lands’ End, Inc. to Bernard McCracken relating to employment, dated September 14, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 27, 2023 (File No. 001-09769)).**

10.23

Executive Severance Agreement dated September 14, 2023, between Lands’ End, Inc. and Bernard McCracken (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 27, 2023 (File No. 001-09769)).**

10.24

Letter from Lands’ End, Inc. to Angela Rieger relating to employment, dated January 16, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2023 (File No. 001-09769)).**

10.25

Executive Severance Agreement by and between Lands’ End, Inc. and Angela Rieger, dated March 10, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2023 (File No. 001-09769)).**

*10.26	Letter from Lands’ End, Inc. to Angela Rieger relating to employment, effective January 22, 2024. **

*10.27	Acknowledgement Agreement Pertaining to the Lands’ End, Inc. Clawback Policy. **

*21	Subsidiaries of Lands’ End, Inc.

*23.1	Consent of BDO USA, P.C.

*23.2	Consent of Deloitte & Touche LLP.

*31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

***32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*97.1	Lands’ End, Inc. Clawback Policy.

*101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

*	Filed herewith.
**	A management contract or compensatory plan or arrangement.
***	Furnished herewith.

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

LANDS’ END, INC. (Registrant)
By:	/s/ Bernard McCracken
Name:	Bernard McCracken
Title:	Chief Financial Officer and Treasurer
Date:	April 3, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:		Date:
/s/ Andrew J. McLean	Director and Chief Executive Officer (Principal Executive Officer)	April 3, 2024
Andrew J. McLean

/s/ Bernard McCracken	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	April 3, 2024
Bernard McCracken

/s/ Josephine Linden	Chair of the Board of Directors	April 3, 2024
Josephine Linden

/s/ Robert Galvin	Director	April 3, 2024
Robert Galvin

/s/ Elizabeth Leykum	Director	April 3, 2024
Elizabeth Leykum

/s/ John T. McClain	Director	April 3, 2024
John T. McClain

/s/ Jignesh Patel	Director	April 3, 2024
Jignesh Patel

/s/ Jonah Staw	Director	April 3, 2024
Jonah Staw