Form 10-Q
period 2024-05-03
LANDS' END, INC.
filed 2024-06-05
CIK 799288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 3, 2024

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

As of June 3, 2024, the registrant had 31,406,348 shares of common stock, $0.01 par value, outstanding.

LANDS’ END, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MAY 3, 2024

Signatures	34

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDS’ END, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	13 Weeks Ended
(in thousands, except per share data)	May 3, 2024	April 28, 2023
Net revenue	$285,471	$309,558
Cost of sales (exclusive of depreciation and amortization)	146,491	171,621
Gross profit	138,980	137,937

Selling and administrative	127,401	118,514
Depreciation and amortization	9,005	9,301
Other operating expense, net	341	202
Operating income	2,233	9,920
Interest expense	10,336	12,283
Other (income), net	(88)	(187)
Loss before income taxes	(8,015)	(2,176)
Income tax benefit	(1,573)	(524)
NET LOSS	$(6,442)	$(1,652)
NET LOSS PER COMMON SHARE
Basic:	$(0.20)	$(0.05)
Diluted:	$(0.20)	$(0.05)

Basic weighted average common shares outstanding	31,439	32,443
Diluted weighted average common shares outstanding	31,439	32,443

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Comprehensive Operations

(Unaudited)

	13 Weeks Ended
(in thousands)	May 3, 2024	April 28, 2023
NET LOSS	$(6,442)	$(1,652)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(513)	81
COMPREHENSIVE LOSS	$(6,955)	$(1,571)

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	May 3, 2024	April 28, 2023	February 2, 2024
ASSETS
Current assets
Cash and cash equivalents	$27,350	$7,332	$25,314
Restricted cash	2,489	2,149	1,976
Accounts receivable, net	34,664	38,759	35,295
Inventories, net	288,629	376,062	301,724
Prepaid expenses and other current assets	51,889	45,743	45,951
Total current assets	405,021	470,045	410,260
Property and equipment, net	113,286	126,397	118,033
Operating lease right-of-use asset	22,286	31,878	23,438
Goodwill	—	106,700	—
Intangible asset	257,000	257,000	257,000
Other assets	2,514	3,174	2,748
TOTAL ASSETS	$800,107	$995,194	$811,479
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$13,000	$13,750	$13,000
Accounts payable	108,287	110,097	131,922
Lease liability – current	5,628	5,533	6,024
Accrued expenses and other current liabilities	92,181	88,216	108,972
Total current liabilities	219,096	217,596	259,918
Long-term borrowings under ABL Facility	40,000	100,000	—
Long-term debt, net	233,087	220,786	236,170
Lease liability – long-term	21,873	32,335	22,952
Deferred tax liabilities	48,620	45,863	48,020
Other liabilities	2,830	3,330	2,826
TOTAL LIABILITIES	565,506	619,910	569,886
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 authorized: 480,000 shares; issued and outstanding: 31,407, 32,460 and 31,433, respectively	314	325	315
Additional paid-in capital	356,871	362,285	356,764
(Accumulated deficit) Retained earnings	(106,002)	29,615	(99,417)
Accumulated other comprehensive loss	(16,582)	(16,941)	(16,069)
TOTAL STOCKHOLDERS’ EQUITY	234,601	375,284	241,593
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$800,107	$995,194	$811,479

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	13 Weeks Ended
(in thousands)	May 3, 2024	April 28, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,442)	$(1,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,005	9,301
Amortization of debt issuance costs	667	815
(Gain)/loss on disposal of property and equipment	(1)	123
Stock-based compensation	1,226	1,083
Deferred income taxes	398	(112)
Other	(199)	(193)
Change in operating assets and liabilities:
Accounts receivable, net	553	6,244
Inventories, net	12,762	49,604
Accounts payable	(21,257)	(57,050)
Other operating assets	(5,989)	(335)
Other operating liabilities	(16,538)	(18,583)
Net cash used in operating activities	(25,815)	(10,755)
CASH FLOWS FROM INVESTING ACTIVITIES
Sales of property and equipment	5	—
Purchases of property and equipment	(6,736)	(12,384)
Net cash used in investing activities	(6,731)	(12,384)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under ABL Facility	49,000	83,000
Payments of borrowings under ABL Facility	(9,000)	(83,000)
Payments on term loan	(3,250)	(3,438)
Payments of debt issuance costs	(528)	—
Payments for taxes related to net share settlement of equity awards	(249)	(1,199)
Purchases and retirement of common stock	(1,014)	(3,781)
Net cash provided by (used in) financing activities	34,959	(8,418)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	136	(353)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2,549	(31,910)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	27,290	41,391
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$29,839	$9,481
SUPPLEMENTAL CASH FLOW DATA
Unpaid liability to acquire property and equipment	$1,480	$5,738
Income taxes paid	$340	$1,315
Interest paid	$10,983	$13,164
Operating lease right-of-use-assets obtained in exchange for lease liabilities	$—	$2,539

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock Issued		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at February 2, 2024	31,433	$315	$356,764	$(99,417)	$(16,069)	$241,593
Net loss	—	—	—	(6,442)	—	(6,442)
Cumulative translation adjustment, net of tax	—	—	—	—	(513)	(513)
Stock-based compensation expense	—	—	1,226	—	—	1,226
Vesting of restricted shares	90	—	—	—	—	—
Common stock withheld related to net share settlement of equity awards	(31)	—	(249)	—	—	(249)
Purchases and retirement of common stock	(85)	(1)	(870)	(143)	—	(1,014)
Balance at May 3, 2024	31,407	$314	$356,871	$(106,002)	$(16,582)	$234,601

	Common Stock Issued		Additional Paid-in	(Accumulated Deficit) Retained	Accumulated Other Comprehensive	Total Stockholders’
(in thousands)	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 27, 2023	32,626	$326	$366,181	$31,267	$(17,022)	$380,752
Net loss	—	—	—	(1,652)	—	(1,652)
Cumulative translation adjustment, net of tax	—	—	—	—	81	81
Stock-based compensation expense	—	—	1,083	—	—	1,083
Vesting of restricted shares	408	3	(3)	—	—	—
Common stock withheld related to net share settlement of equity awards	(144)	—	(1,199)	—	—	(1,199)
Purchases and retirement of common stock	(430)	(4)	(3,777)	—		(3,781)
Balance at April 28, 2023	32,460	$325	$362,285	$29,615	$(16,941)	$375,284

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BACKGROUND AND BASIS OF PRESENTATION

Description of Business

Lands’ End, Inc. (“Lands’ End” or the “Company”) is a leading digital retailer of solution-based apparel, swimwear, outerwear, accessories, footwear, home products and uniforms. Lands’ End offers products online at www.landsend.com, through third-party distribution channels, our own Company Operated stores and third-party license agreements. Lands’ End also offers products to businesses and schools, for their employees and students, through the Outfitters distribution channel. Lands’ End is a classic American lifestyle brand that creates solutions for life’s every journey. References to www.landsend.com do not constitute incorporation by reference of the information at www.landsend.com, and such information is not part of this Quarterly Report on Form 10-Q or any other filings with the SEC, unless otherwise explicitly stated.

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

•
First Quarter 2024 – The 13 weeks ended May 3, 2024

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all material adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. Dollar amounts are reported in thousands, except per share data, unless otherwise noted. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Lands’ End Annual Report on Form 10-K filed with the SEC on April 3, 2024.

Corporate Restructuring

During First Quarter 2024 and the second half of Fiscal 2023, the Company eliminated approximately 10% of its positions in the corporate offices, including the Hong Kong sourcing office in Fiscal 2023. The Company incurred $0.3 million of total corporate restructuring costs, which includes severance and benefit costs, during First Quarter 2024 which was recorded in Other operating expense, net in the Condensed Consolidated Statements of Operations. As of May 3, 2024, approximately $1.2 million of the severance and benefit costs had yet to be paid and is included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company is currently assessing the impact of ASU 2023-07 on the Company’s Condensed Consolidated Financial Statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which includes requirements that an entity disclose specific categories in the rate reconciliation and provide additional information for reconciling items that are greater than five percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income rate. The standard also requires that entities disclose income (or loss) from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) each disaggregated between domestic and foreign. ASU 2023-09 is effective for the annual periods beginning after December 15, 2024. The Company is currently assessing the impact of ASU 2023-09 on the Company’s Condensed Consolidated Financial Statement disclosures.

In March 2024, FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements (“ASU 2024-02”), which is intended to simplify the Codification and draw a distinction between authoritative and non-authoritative literature. ASU 2024-02 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. The Company is currently assessing the impact of ASU 2024-02 on the Company’s Condensed Consolidated Financial Statements.

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

The following table summarizes the components of basic and diluted EPS:

	13 Weeks Ended
(in thousands, except per share amounts)	May 3, 2024	April 28, 2023
Net loss	$(6,442)	$(1,652)

Basic weighted average common shares outstanding	31,439	32,443
Dilutive impact of stock awards	—	—
Diluted weighted average common shares outstanding	31,439	32,443

Loss per share
Basic	$(0.20)	$(0.05)
Diluted	$(0.20)	$(0.05)

Anti-dilutive shares excluded from diluted loss per common share calculation	1,002	1,189

Stock awards are considered anti-dilutive based on the application of the treasury stock method or in the event of a net loss.

NOTE 4. OTHER COMPREHENSIVE LOSS

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

	13 Weeks Ended
(in thousands)	May 3, 2024	April 28, 2023
Beginning balance: Accumulated other comprehensive loss (net of tax of $4,271 and $4,525, respectively)	$(16,069)	$(17,022)
Other comprehensive (loss) income:
Foreign currency translation adjustments (net of tax of ($203) and ($22), respectively)	(513)	81
Ending balance: Accumulated other comprehensive loss (net of tax of $4,068 and $4,503, respectively)	$(16,582)	$(16,941)

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

The following table summarizes the Company’s ABL Facility borrowing availability:

	May 3, 2024		April 28, 2023		February 2, 2024
(in thousands)	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
ABL Facility limit	$275,000		$275,000		$275,000
Borrowing Base	181,885		245,179		176,311

Outstanding borrowings	40,000	6.67%	100,000	6.89%	—
Outstanding letters of credit	8,069		9,095		9,070
ABL Facility utilization at end of period	48,069		109,095		9,070

ABL Facility borrowing availability	$133,816		$136,084		$167,241

Long-Term Debt

On December 29, 2023, the Company entered into the Current Term Loan Facility which provides borrowings of $260.0 million, the proceeds of which were used to repay all of the indebtedness under the Former Term Loan Facility and to pay fees and expenses in connection with the financing. Origination costs, including a 3% original issue discount of $7.8 million and debt origination fees of $3.2 million, were incurred in connection with entering into the Current Term Loan Facility. The original issue discount and the debt origination fees are presented as a direct deduction from the carrying value of the Current Term Loan Facility and Former Term Loan Facility and are amortized over the term of the loan to Interest expense in the Condensed Consolidated Statements of Operations.

The Company’s long-term debt consisted of the following:

	May 3, 2024		April 28, 2023		February 2, 2024
(in thousands)	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Former Term Loan Facility	$—	—%	$240,625	14.77%	$—	—%
Current Term Loan Facility	256,750	13.68%	—	—%	260,000	13.70%
Less: Current portion of long-term debt	13,000		13,750		13,000
Less: Unamortized debt issuance costs	10,663		6,089		10,830
Long-term debt, net	$233,087		$220,786		$236,170

Interest; Fees

ABL Facility

Effective with the Fourth Amendment to the ABL Facility executed May 12, 2023, the benchmark interest rate was changed from LIBOR to SOFR plus an adjustment of 0.10% for all loans (“ABL Adjusted SOFR”). Loan interest rates are selected at the borrower’s election, is either (1) ABL Adjusted SOFR, or (2) a base rate which is the greater of (a) the federal funds rate plus 0.50%, (b) the one-month ABL Adjusted SOFR rate plus 1.00%, or (c) the Wells Fargo “prime rate”. The borrowing margin for ABL Adjusted SOFR loans is (i) less than $95.0 million, 1.25%, (ii) equal to or greater than $95.0 million but less than $180.0 million, 1.50%, and (iii) greater than or equal to $180.0 million, 1.75%. For base rate loans, the borrowing margin is (i) less than $95.0 million, 0.50%, (ii) equal to or greater than $95.0 million but less than $180.0 million, 0.75%, and (iii) greater than or equal to $180.0 million, 1.00% (“Applicable

Borrowing Margin”). The Applicable Borrowing Margin for all loans is based upon the average daily total loans outstanding for the previous quarter. The Fourth Amendment had no material interest rate impact.

The ABL Facility fees include (i) commitment fees of 0.25% based upon the average daily unused commitment (aggregate commitment less loans and letter of credit outstanding) under the ABL Facility for the preceding fiscal quarter, (ii) customary letter of credit fees and (iii) customary annual agent fees. As of May 3, 2024, the Company had $40.0 million borrowings outstanding under the ABL Facility.

Current Term Loan Facility

The interest rates per annum applicable to the loans under the Current Term Loan Facility are based on a fluctuating rate of interest equal to, at the Company’s election, either (1) Term Loan Adjusted SOFR loan (subject to a 2% floor) plus an applicable margin, or (2) an alternative base rate loan plus an applicable margin. The applicable margin is based on the Company’s net leverage and will be, (i) for Term Loan Adjusted SOFR loans, 8.25% per annum if the total leverage ratio is greater than or equal to 2.75:1.00, 8.00% per annum if the total leverage ratio is less than 2.75:1.00 but greater than or equal to 2.25:1.00, and 7.75% per annum if the total leverage ratio is less than 2.25:1.00 and (ii) for base rate loans, 7.25% per annum if the total leverage ratio is greater than or equal to 2.75:1.00, 7.00% per annum if the total leverage ratio is less than 2.75:1.00 but greater than or equal to 2.25:1.00, and 6.75% per annum if the total leverage ratio is less than 2.25:1.00. In each case, the net leverage is determined as of the last day of each applicable measurement period.

Customary agency fees are payable annually for the Current Term Loan Facility.

Former Term Loan Facility

Effective with the First Amendment to the Former Term Loan Facility executed June 22, 2023, the interest rate benchmark changed from LIBOR to Term Loan Adjusted SOFR. The annual interest rate applicable to the loans under the Former Term Loan Facility was based on a fluctuating rate of interest measured by reference to, at the borrower’s election, either (1) a Term Loan Adjusted SOFR rate plus 9.75% or (2) an alternative base rate (which is the greater of (i) the prime rate published in the Wall Street Journal, (ii) the federal funds rate, which shall be no lower than 0.00% plus ½ of 1.00%, or (iii) the one month Term Loan Adjusted SOFR rate plus 1.00% per annum) plus 8.75%.

Customary agency fees were paid annually for the Former Term Loan Facility.

Maturity; Amortization and Prepayments

The ABL Facility maturity date is July 29, 2026.

The Current Term Loan Facility will mature on December 29, 2028, and will amortize at a rate equal to 1.25% per quarter. Depending upon the Company’s Total Leverage Ratio, as defined in the Current Term Loan Facility, mandatory prepayments in an amount equal to a percentage of the Company’s excess cash flows in each fiscal year, ranging from 0% to 75% are required. The Current Term Loan Facility also has typical prepayment requirements for the proceeds of certain asset sales, casualty events and extraordinary receipts. Voluntary prepayment and certain mandatory prepayments made (i) on or before December 29, 2024 would result in a prepayment premium equal to 3% of the principal amount of the loan prepaid plus a yield maintenance fee, (ii) between December 30, 2024 and December 29, 2025 would result in a prepayment premium equal to 2% of the principal amount of the loan prepaid, (iii) between December 30, 2025 and December 29, 2026, would result in a prepayment premium equal to 1% of the principal amount of the loan prepaid, (iv) between December 30, 2026 and December 29, 2027, would result in a prepayment premium equal to 0.5% of the principal amount of the loan prepaid and (v) thereafter no prepayment premium is due.

Guarantees; Security

All obligations under the Debt Facilities are unconditionally guaranteed by Lands’ End, Inc. and, subject to certain exceptions, each of its existing and future direct and indirect subsidiaries. The ABL Facility is secured by a first priority security interest in certain working capital of the borrowers and guarantors consisting primarily of accounts receivable and inventory. The Current Term Loan Facility is also secured by a second priority security interest in the same collateral, with certain exceptions.

The Current Term Loan Facility is also secured by a first priority security interest in certain property and assets, including certain fixed assets such as real estate, stock of subsidiaries and intellectual property, in each case, subject to certain exceptions. The ABL Facility is also secured by a second priority interest in the same collateral, with certain exceptions.

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

As of May 3, 2024, the Company was in compliance with its financial covenants in the Debt Facilities.

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
•
Performance Awards are in the form of restricted stock units and have, in addition to a service requirement, financial performance criteria and/or stock performance criteria that must be achieved for the awards to be earned. For the Performance Awards granted in Fiscal 2024, a portion have financial performance criteria and a portion have stock performance criteria. The Performance Awards granted in Fiscal 2023 are also subject to a relative total shareholder return (“TSR”) modifier which is based on the Company’s total return to stockholders over the measurement period relative to a custom peer group. Certain Performance Awards granted in Fiscal 2024 vest up to 100% of the specified number of shares, contingent upon the Company’s common stock achieving a specified average per share closing stock price over a specified number of trading days, and other Performance Awards granted in Fiscal 2024 vest based on financial performance criteria. For Performance Awards with financial performance criteria, the Target Shares earned can range from 50% to 200% (such result, the “Earned Shares”) once minimum thresholds have been reached and depend on the achievement of certain financial measures for the cumulative period comprised of three-consecutive fiscal years beginning with the fiscal year of the grant date. The Fiscal 2023 Performance Award TSR modifier can result in an adjustment of 75% to 125% of the Earned Shares, subject to an overall cap of 200% and a modifier limitation to 100% in the event TSR is negative. For Fiscal 2024 Performance Awards with stock performance criteria, the Target Shares earned can range from 0% to 100%

based on the Company’s highest average per share common stock closing stock price measured over any 20 consecutive trading-day period for the cumulative period comprised of three-consecutive fiscal years beginning with the fiscal year of the grant date. Performance Awards are also subject to limitations under the Company’s stockholder approved stock plans. The applicable percentage of the Target Shares, as determined by financial performance or stock price performance, vest after the completion of the applicable three-year performance period and upon determination of achievement of the performance measures by the Compensation Committee of the Board of Directors, and unearned Target Shares are forfeited. The fair value of the Performance Awards granted prior to Fiscal 2023, as well as the portion of the Fiscal 2024 Performance Awards with financial performance criteria, are based on the closing price of the Company’s common stock on the grant date. For the portion of the Performance Awards granted in Fiscal 2024 with stock performance criteria and the Performance Awards granted in Fiscal 2023 with a relative TSR modifier, the grant date fair value is based on the Monte Carlo simulation model. Stock-based compensation expense, including awards with market conditions, is recognized ratably over the related service period, reduced for estimated forfeitures of those awards not expected to vest due to employee turnover and adjusted based on the Company’s estimate of the percentage of the aggregate Target Shares expected to be earned. The Company accrues for Performance Awards on a 100% payout unless it becomes probable that the outcome will be significantly different, or the performance can be accurately measured.
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

The following table provides a summary of the Company’s stock-based compensation expense, which is included in Selling and administrative expense in the Condensed Consolidated Statements of Operations:

	13 Weeks Ended
(in thousands)	May 3, 2024	April 28, 2023
Deferred awards	$922	$979
Performance awards	200	—
Option awards	104	104
Total stock-based compensation expense	$1,226	$1,083

Deferred Awards

The following table provides a summary of the Deferred Awards activity for the 13 weeks ended May 3, 2024:

	Deferred Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested Deferred Awards as of February 2, 2024	959	$11.44
Granted	305	11.32
Vested	(90)	25.69
Forfeited or expired	(45)	11.14
Unvested Deferred Awards as of May 3, 2024	1,129	$10.28

Total unrecognized stock-based compensation expense related to unvested Deferred Awards was approximately $8.0 million as of May 3, 2024, which is expected to be recognized ratably over a weighted average period of 2.3 years. The total fair value of Deferred Awards vested during the 13 weeks ended May 3, 2024 and April 28, 2023 was $2.3 million and $5.0 million, respectively. The Deferred Awards granted to employees during the 13 weeks ended May 3, 2024 vest over a period of three years.

Performance Awards

The following table provides a summary of the Performance Awards activity for the 13 weeks ended May 3, 2024:

	Performance Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested Performance Awards as of February 2, 2024	607	$13.14
Granted	264	9.68
Change in estimate - performance	(57)	29.95
Vested	—	—
Forfeited or expired	(13)	12.87
Unvested Performance Awards as of May 3, 2024	801	$10.82

Total unrecognized stock-based compensation expense related to unvested Performance Awards was approximately $4.4 million as of May 3, 2024 which is expected to be recognized ratably over a weighted average period of 2.5 years. The Performance Awards granted to employees during the 13 weeks ended May 3, 2024 vest, if earned, after completion of the applicable three-year performance period.

Option Awards

The following table provides a summary of the Option Awards activity for the 13 weeks ended May 3, 2024:

	Option Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Option Awards outstanding as of February 2, 2024	511	$16.08
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(294)	18.10
Option Awards outstanding as of May 3, 2024	217	$13.34

The following table provides a summary of information about the Option Awards vested and expected to vest during the contractual term, as well as Option Awards exercisable as of May 3, 2024:

(in thousands, except contractual life and exercise price amounts)	Option Awards	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Option Awards vested and expected to vest	217	7.26	$13.34	$568
Option Awards exercisable	91	5.55	$16.84	$142

Total unrecognized stock-based compensation expense related to Option Awards was approximately $0.6 million as of May 3, 2024, which is expected to be recognized over a weighted average period of 1.6 years.

NOTE 7. STOCKHOLDERS’ EQUITY

Share Repurchase Program

On June 28, 2022, the Company announced that its Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock through February 2, 2024 (the “2022 Share Repurchase Program”). Under the 2022 Share Repurchase Program, the Company could repurchase its common stock through open market purchases, in privately negotiated transactions, or by other means in accordance with federal securities laws, including Rule 10b-18 of the Exchange Act. The amount and timing of purchases were determined by the Company’s management depending upon market conditions and other factors and at times were made pursuant to a Rule 10b5-1 trading plan. The 2022 Share Repurchase Program expired on February 2, 2024.

On March 15, 2024, the Company announced that its Board of Directors authorized the Company to repurchase up to $25.0 million of the Company’s common stock through March 31, 2026 (the “2024 Share Repurchase Program”). Under the 2024 Share Repurchase Program, the Company may repurchase its common stock through open market purchases, in privately negotiated transactions, or by other means in accordance with federal securities laws, including Rule 10b-18 of the Exchange Act. The amount and timing of purchases will be determined by the Company’s management depending upon market conditions and other factors and may be made pursuant to a Rule 10b5-1 trading plan. The 2024 Share Repurchase Program may be suspended or discontinued at any time. As of May 3, 2024, additional purchases of up to $24.0 million could be made under the 2024 Share Repurchase Program. All repurchases are subject to compliance with the Current Term Loan Facility which imposes a per fiscal year limitation on share repurchases.

The following table summarizes the Company’s share repurchases for First Quarter 2024 (under the 2024 Share Repurchase Program) and First Quarter 2023 (under the 2022 Share Repurchase Program):

	13 Weeks Ended
(Shares and $ in thousands except average per share cost)	May 3, 2024	April 28, 2023
Number of shares repurchased	85	430
Total cost	$1,013	$3,772
Average per share cost	$11.88	$8.77

The Company retired all shares that were repurchased through the 2024 Share Repurchase Program and the 2022 Share Repurchase Program during the 13 weeks ended May 3, 2024 and April 28, 2023, respectively. In accordance with the FASB ASC 505—Equity, the par value of the shares retired was charged against Common stock and the remaining purchase price was allocated between Additional paid-in capital and (Accumulated deficit) Retained earnings. The portion charged against Additional paid-in capital is determined based on the Additional paid-in capital per share amount recorded in the initial issuance of the shares with the remaining to (Accumulated deficit) Retained earnings. Shares purchased at a price less than that of initial issuance is charged only against Additional paid-in capital. For the shares retired during the 13 weeks ended May 3, 2024 and April 28, 2023, $0.1 million and no amount, respectively, was charged to (Accumulated deficit) Retained earnings. In addition, the total cost of the broker commissions is charged directly to (Accumulated deficit) Retained earnings.

NOTE 8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	May 3, 2024	April 28, 2023	February 2, 2024
Deferred gift card revenue	$35,119	$34,222	$35,604
Accrued employee compensation and benefits	17,900	15,204	28,449
Reserve for sales returns and allowances	16,886	17,755	21,560
Deferred revenue	9,340	6,019	4,314
Accrued property, sales and other taxes	7,904	7,945	8,795
Other	5,032	7,071	10,250
Total Accrued expenses and other current liabilities	$92,181	$88,216	$108,972

NOTE 9. FAIR VALUE MEASUREMENTS OF FINANCIAL ASSETS AND LIABILITIES

Cash and cash equivalents and restricted cash is reflected on the Condensed Consolidated Balance Sheets at fair value based on Level 1 inputs. Cash and cash equivalents and restricted cash amounts are valued based upon statements received from financial institutions. The fair value of restricted cash was $2.5 million, $2.1 million and $2.0 million as of May 3, 2024, April 28, 2023 and February 2, 2024, respectively.

Carrying amounts and fair values of long-term debt, including current portion, in the Condensed Consolidated Balance Sheets are as follows:

	May 3, 2024		April 28, 2023		February 2, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$256,750	$257,270	$240,625	$227,109	$260,000	$258,139

The Company’s valuation of long-term debt, including current portion, at fair value is considered a Level 3 instrument under the fair value hierarchy. The Company’s valuation techniques include the Black-Derman-Toy (“BDT”) model as well as market inputs from management. The BDT modeling approach is particularly relevant given the Current Term Loan Facility’s features, including the optional redemption provision. There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis as of May 3, 2024, April 28, 2023 and February 2, 2024.

NOTE 10. INCOME TAXES

Provision for Income Taxes

At the end of each quarter, the Company estimates its effective income tax rate pursuant to ASC 740. The rate for the period consists of the tax rate expected to be applied for the full year to ordinary income adjusted for any discrete items recorded in the period.

The Company recorded a tax benefit at an overall effective tax rate of 19.6% and 24.1% for the 13 weeks ended May 3, 2024, and April 28, 2023, respectively. The overall effective tax rates for the 13 weeks ended May 3, 2024, and April 28, 2023 vary from the U.S. federal statutory rate of 21% as a result of state taxes, non-deductible expenses, and the impact of stock-based compensation adjustments.

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

NOTE 12. SEGMENT REPORTING

For the 13 weeks ended May 3, 2024, the Company’s operating segments consisted of: U.S. eCommerce, Europe eCommerce, Outfitters, Third Party and Retail.

The Company determined that each of the operating segments have similar economic and other qualitative characteristics, thus the results of the operating segments are aggregated into one external reportable segment.

Lands’ End identifies five separate distribution channels for revenue reporting purposes:

•
U.S. eCommerce offers products through the Company’s eCommerce website.

•
International offers products primarily to consumers located in Europe and through the Company’s eCommerce international websites and third-party affiliates.

•
Outfitters sells uniform and logo apparel to businesses and their employees, as well as to student households through school relationships, located primarily in the U.S.

•
Third Party sells the same products as U.S. eCommerce but direct to consumers through third-party marketplace websites and through domestic wholesale relationships. In addition, Third Party generates revenue from licensing agreements.

•
Retail sells products through the Company Operated stores.

Net revenue is presented by distribution channel in the following tables:

	13 Weeks Ended	% of Net	13 Weeks Ended	% of Net
(in thousands)	May 3, 2024	Revenue	April 28, 2023	Revenue
Net revenue:
U.S. eCommerce	$170,532	59.7%	$177,702	57.4%
International	24,968	8.8%	25,392	8.2%
Outfitters	42,677	15.0%	73,969	23.9%
Third Party	37,454	13.1%	22,989	7.4%
Retail	9,840	3.4%	9,506	3.1%
Total Net revenue	$285,471		$309,558

NOTE 13. REVENUE

Net Revenue

Product Sales

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

The Company’s revenue is disaggregated by distribution channel and geographic location. Revenue by distribution channel is presented in Note 12, Segment Reporting. Revenue by geographic location was:

	13 Weeks Ended
(in thousands)	May 3, 2024	April 28, 2023
Net revenue:
United States	$257,507	$280,404
Europe	25,308	25,877
Other	2,656	3,277
Total Net revenue	$285,471	$309,558

Licensing Agreements

The Company generates royalty revenue from licensing the right to use its trademarks to third parties. The licensing agreements generally are exclusive to a product category, selling channel and/or geography, have terms in excess of one year, provide for annual guaranteed minimum royalties and, in most cases, include renewal options. In certain agreements, the licensee pays the Company a fulfillment fee for licensed product sold on the Company’s website and fulfilled from the Company’s distribution center. The trademark royalty revenue and fulfillment fee are included in Net revenue and reported in the Third Party distribution channel. See Note 12, Segment Reporting.

In exchange for providing these rights, the license agreements require the licensees to pay the Company a trademark royalty based on net sales as defined in the license agreements. The Company recognizes sales-based royalty revenue at the later of (i) when the related sales of the licensed product occur, or (ii) when the performance obligation has been satisfied, as the Company expects the annual guaranteed minimums will be met, where such provisions exist.

In certain agreements, the Company agreed to perform transitional activities, such as marketing costs, for the licensed products. The Company receives reimbursement for such costs which are recorded as a reduction of the related Selling and administrative expenses in the Condensed Consolidated Statements of Operations. The amount of these reimbursements was not material for the 13 weeks ended May 3, 2024.

Contract Liabilities

Contract liabilities consist of payments received in advance of the transfer of control to the customer. As products are delivered and control transfers, the Company recognizes the deferred revenue in Net revenue in the Condensed Consolidated Statements of Operations. The following table summarizes the deferred revenue associated with payments received in advance of the transfer of control to the customer, reported in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets, and amounts recognized through Net revenue for each period presented. The majority of deferred revenue as of May 3, 2024 is expected to be recognized in Net revenue in the fiscal quarter ending August 2, 2024, as products are delivered to customers.

	13 Weeks Ended
(in thousands)	May 3, 2024	April 28, 2023
Deferred revenue beginning of period	$4,314	$7,484
Deferred revenue recognized in period	(4,100)	(7,270)
Revenue deferred in period	9,126	5,805
Deferred revenue end of period	$9,340	$6,019

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

	13 Weeks Ended
(in thousands)	May 3, 2024	April 28, 2023
Balance as of beginning of period	$35,604	$33,029
Gift cards sold	15,056	15,616
Gift cards redeemed	(14,193)	(13,635)
Gift card breakage	(1,348)	(788)
Balance as of end of period	$35,119	$34,222

Refund Liabilities

Refund liabilities, primarily associated with product sales returns and retrospective volume rebates, represent variable consideration and are estimated and recorded as a reduction to Net revenue based on historical experience. Refund liabilities, primarily associated with estimated product returns, were $16.9 million, $17.8 million and $21.6 million as of May 3, 2024, April 28, 2023 and February 2, 2024, respectively, and reported in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. See “Cautionary Statement concerning Forward-Looking Statements” below, “Item 1A. Risk Factors” in our Annual Report filed on Form 10-K for the year ended February 2, 2024 and “Part II, Item 1A Risk Factors” of this Quarterly Report on Form 10-Q, for a discussion of the uncertainties, risks and assumptions associated with these statements.

As used in this Quarterly Report on Form 10-Q, references to the “Company”, “Lands’ End”, “we”, “us”, “our” and similar terms refer to Lands’ End, Inc. and its subsidiaries. Our fiscal year ends on the Friday preceding the Saturday closest to January 31. Other terms that are commonly used in this Quarterly Report on Form 10-Q are defined as follows:

•
ABL Facility – Asset-based senior secured credit agreement, providing for a revolving facility, dated as of November 16, 2017, with Wells Fargo Bank, N.A. and certain other lenders, as amended to date
•
Adjusted EBITDA – Net income (loss) appearing on the Condensed Consolidated Statements of Operations net of Income tax expense/(benefit), Interest expense, Depreciation and amortization and other significant items
•
Adjusted net income (loss) – Net income (loss) appearing on the Condensed Consolidated Statements of Operations excluding significant non-recurring or non-operational items. Adjusted net income (loss) is also presented on a diluted per share basis
•
Company Operated stores – Lands’ End retail stores in the Retail distribution channel
•
Current Term Loan Facility – Term loan credit agreement, dated as of December 29, 2023, among the Company, Blue Torch Capital, as Administrative Agent and Collateral Agent, and the lenders party thereto
•
Debt Facilities – Collectively, the Current Term Loan Facility and ABL Facility
•
First Quarter 2024 – The 13 weeks ended May 3, 2024
•
First Quarter 2023 – The 13 weeks ended April 28, 2023
•
Fiscal 2024 – The 52 weeks ending January 31, 2025
•
Fiscal 2023 – The 53 weeks ended February 2, 2024
•
Fiscal 2022 – The 52 weeks ended January 27, 2023
•
Former Term Loan Facility – Term loan credit agreement, dated as of September 9, 2020, among the Company, Fortress Credit Corp., as Administrative Agent and Collateral Agent, and the lenders party thereto
•
GAAP – Accounting principles generally accepted in the United States
•
GMV – Gross merchandise value equals total order value of all merchandise sold to customers through business-to-consumer and business-to-business channels, as well as the retail value of the merchandise sold through third party distribution channels.
•
LIBOR – London inter-bank offered rate
•
SOFR – Secured Overnight Funding Rate
•
Term Loan Adjusted SOFR – SOFR plus adjustments of either (a) 0.11448% for a one-month interest period, (b) 0.26161% for a three-month interest period, or (c) 0.42826% for a six-month interest period

Executive Overview

Description of the Company

Lands’ End is a leading digital retailer of solution-based apparel, swimwear, outerwear, accessories, footwear, home products and uniforms. We offer products online at www.landsend.com, through third-party distribution channels, our own Company Operated stores and third-party license agreements. We also offer products to businesses and schools, for their employees and students, through the Outfitters distribution channel. We are a classic American lifestyle brand that creates solutions for life’s every journey.

Lands’ End was founded in 1963 by Gary Comer and his partners to sell sailboat hardware and equipment by catalog. While our product focus has shifted significantly over the years, we have continued to adhere to our founder’s motto as one of our guiding principles: “Take care of the customer, take care of the employee and the rest will take care of itself.”

We have one external reportable segment and identify our operating segments according to how our business activities are managed and evaluated. During First Quarter 2024, our operating segments consisted of: U.S. eCommerce, Europe eCommerce, Outfitters, Third Party and Retail.

We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore, the results of our operating segments are aggregated into one external reportable segment.

Distribution Channels

We identify five separate distribution channels for revenue reporting purposes:

•
U.S. eCommerce offers products through our eCommerce website.
•
International offers products primarily to consumers located in Europe and through our eCommerce international websites and third-party affiliates.
•
Outfitters sells uniform and logo apparel to businesses and their employees, as well as to student households through school relationships, located primarily in the U.S.
•
Third Party sells the same products as U.S. eCommerce but direct to consumers through third-party marketplace websites and through domestic wholesale relationships. In addition, Third Party generates revenue from licensing agreements.
•
Retail sells products through our Company Operated stores.

Corporate Restructuring

During First Quarter 2024 and the second half of Fiscal 2023, we eliminated approximately 10% of positions in the corporate offices including the Hong Kong sourcing office during Fiscal 2023. We incurred $0.3 million of total corporate restructuring costs, which includes severance and benefit costs, during First Quarter 2024 which was recorded in Other operating expense, net in the Condensed Consolidated Statements of Operations. As of May 3, 2024, approximately $1.2 million of the severance and benefit costs had yet to be paid and is included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared in accordance with GAAP and include the accounts of Lands’ End, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.

Seasonality

We experience seasonal fluctuations in our Net revenue and operating results and historically have realized a significant portion of our net revenue and earnings for the year during our fourth fiscal quarter. We generated approximately 34.0% of our net revenue in the fourth quarters of Fiscal 2023 and Fiscal 2022.

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

Results of Operations

The following table sets forth, for the periods indicated, selected income statement data, both in dollars and as a percentage of Net revenue:

	13 Weeks Ended
(in thousands)	May 3, 2024		April 28, 2023
Net revenue	$285,471	100.0%	$309,558	100.0%
Cost of sales (exclusive of depreciation and amortization)	146,491	51.3%	171,621	55.4%
Gross profit	138,980	48.7%	137,937	44.6%
Selling and administrative	127,401	44.6%	118,514	38.3%
Depreciation and amortization	9,005	3.2%	9,301	3.0%
Other operating expense, net	341	0.1%	202	0.1%
Operating income	2,233	0.8%	9,920	3.2%
Interest expense	10,336	3.6%	12,283	4.0%
Other (income), net	(88)	(0.0)%	(187)	(0.1)%
Loss before income taxes	(8,015)	(2.8)%	(2,176)	(0.7)%
Income tax benefit	(1,573)	(0.6)%	(524)	(0.2)%
NET LOSS	$(6,442)	(2.3)%	$(1,652)	(0.5)%

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

•
Other significant non-recurring or non-operational items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of results and are described below:
•
Corporate restructuring – severance and benefit costs associated with reduction in corporate positions for the 13 weeks ended May 3, 2024.
•
Lands’ End Japan closure – closing costs, net of other operating income, recorded for the 13 weeks ended April 28, 2023.

The following table sets forth, for the periods indicated, a reconciliation of Net loss to Adjusted net loss and Adjusted diluted net loss per share:

Unaudited	13 Weeks Ended
(in thousands, except per share amounts)	May 3, 2024	April 28, 2023
Net loss	$(6,442)	$(1,652)
Corporate restructuring	342	—
Lands’ End Japan closure	—	76
Tax effects on adjustments (1)	(87)	(19)
ADJUSTED NET LOSS	$(6,187)	$(1,595)
ADJUSTED DILUTED NET LOSS PER SHARE	$(0.20)	$(0.05)

Diluted weighted average common shares outstanding	31,439	32,443

(1)
The tax impact of adjustments is calculated at the applicable U.S. and non-U.S. Federal and State statutory rates.

While Adjusted EBITDA is a non-GAAP measurement, management believes that it is an important indicator of operating performance, and is useful to investors, because EBITDA excludes the effects of financings, investing activities and tax structure by eliminating the effects of interest, depreciation and income tax.

•
Other significant items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of results and are described below:

•
Corporate restructuring – severance and benefit costs associated with reduction in corporate positions for the 13 weeks ended May 3, 2024.

•
Lands’ End Japan closure – closing costs, net of other operating income, recorded for the 13 weeks ended April 28, 2023.

•
Net gain or loss on disposal of property and equipment – disposal of property and equipment for the 13 weeks ended May 3, 2024 and April 28, 2023.

•
Other – amortization of transaction related costs associated with our Third Party distribution channel for the 13 weeks April 28, 2023.

The following table sets forth, for the periods indicated, selected income statement data, both in dollars and as a percentage of Net revenue and a reconciliation of Net loss to Adjusted EBITDA:

Unaudited	13 Weeks Ended
(in thousands)	May 3, 2024		April 28, 2023
Net loss	$(6,442)	(2.3)%	$(1,652)	(0.5)%
Income tax benefit	(1,573)	(0.6)%	(524)	(0.2)%
Other (income), net	(88)	(0.0)%	(187)	(0.1)%
Interest expense	10,336	3.6%	12,283	4.0%
Operating income	2,233	0.8%	9,920	3.2%
Depreciation and amortization	9,005	3.2%	9,301	3.0%
Corporate restructuring	342	0.1%	—	—%
Lands’ End Japan closure	—	—%	76	0.0%
(Gain) loss on disposal of property and equipment	(1)	(0.0)%	123	0.0%
Other	—	—%	94	0.0%
Adjusted EBITDA	$11,579	4.1%	$19,514	6.3%

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

We use Net revenue to evaluate revenue performance for the U.S. eCommerce, International, Outfitters and Third Party distribution channels. We use GMV, which equals total order value of all merchandise sold to customers through business-to-consumer and business-to-business channels, as well as the retail value of the merchandise sold through third party distribution channels, as an important indicator of the performance of the comparable growth of the total brand. For our Retail distribution channel, we use Same Store Sales as a key measure in evaluating performance. A Company Operated store is included in U.S. Same Store Sales calculations when it has been open for at least 14 months. Online sales and sales generated through our in-store web portal are considered revenue in our U.S. eCommerce and are excluded from U.S. Same Store Sales.

Discussion and Analysis

First Quarter 2024 compared with First Quarter 2023

Gross Merchandise Value

Gross Merchandise Value (“GMV”) increased low single digits compared to First Quarter 2023.

Net Revenue

Net revenue was $285.5 million for First Quarter 2024, a decrease of $24.1 million or 7.8%, from $309.6 million during First Quarter 2023. Excluding the $26.9 million in revenue from the conclusion of the Delta Air Lines contract in First Quarter Fiscal 2023, Net revenue increased 1.0%.

U.S. eCommerce Net revenue was $170.5 million for First Quarter 2024, a decrease of $7.2 million or 4.0%, from $177.7 million during First Quarter 2023. The decrease in U.S. eCommerce was primarily driven by lower promotional activity and improved inventory management compared to the prior year resulting in increased gross profit from higher gross margins.

International eCommerce Net revenue was $25.0 million for First Quarter 2024, a decrease of $0.4 million or 1.7%, from $25.4 million during First Quarter 2023. The decrease in International eCommerce was primarily driven by lower promotional activity and improved inventory management compared to the prior year resulting in increased gross profit from higher gross margins.

Outfitters Net revenue was $42.7 million for First Quarter 2024, a decrease of $31.3 million or 42.3%, from $74.0 million during First Quarter 2023. The decrease was primarily driven by the conclusion of the Delta Air Lines contract in First Quarter 2023. Excluding the $26.9 million decrease in year over year revenue from the Delta Air Lines business, Net revenue for the Outfitters business decreased 9.3%.

Third Party Net revenue was $37.5 million for First Quarter 2024, an increase of $14.5 million or 62.9%, from $23.0 million during First Quarter 2023. The increase was primarily due to revenue generated from licensing arrangements including $10.5 million of Lands’ End produced inventory sold to a licensee in connection with the transition of the Kids business. Online marketplaces saw increased gross profit from improved gross margins primarily driven by the expansion of the Company’s strategy to focus on higher quality sales.

Retail Net revenue was $9.8 million for First Quarter 2024, a decrease of $0.3 million or 3.5%, from $9.5 million during First Quarter 2023. Our U.S. Company Operated stores experienced an increase of 12.0% in Same Store Sales as compared to First Quarter 2023. On May 3, 2024 there were 25 U.S. Company Operated stores, compared to 28 U.S. Company Operated stores on April 28, 2023.

Gross Profit

Gross profit was $139.0 million for First Quarter 2024, an increase of $1.1 million or 0.8% from $137.9 million during First Quarter of 2023. Excluding the $12.7 million from the conclusion of the Delta Air Lines business in First Quarter 2023, Gross profit increased $13.8 million or 11.0% compared to the prior year. Gross margin increased approximately 410 basis points to 48.7% in First Quarter 2024, compared with 44.6% in First Quarter 2023. The gross margin improvement was primarily driven by leveraging the strength in product solutions and newness across the channels, lower promotional activity, reduction in clearance inventory and improved supply chain costs.

Selling and Administrative Expenses

Selling and administrative expenses increased $8.9 million to $127.4 million or 44.6% of total Net revenue in First Quarter 2024 compared with $118.5 million or 38.3% of Net revenue in First Quarter 2023. The approximately 630 basis points increase was driven by deleveraging from lower revenues and higher digital marketing spend focused on new customer acquisition.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.3 million to $9.0 million in First Quarter 2024 compared with $9.3 million in First Quarter 2023.

Other Operating Expense

Other operating expense, net was $0.3 million in First Quarter 2024 compared to $0.2 million in First Quarter 2023.

Operating Income (Loss)

As a result of above factors, Operating income was $2.2 million in First Quarter 2024 compared to Operating income of $9.9 million in First Quarter 2023.

Interest Expense

Interest expense was $10.3 million in First Quarter 2024 compared to $12.3 million in First Quarter 2023. The $2.0 million decrease was driven by lower ABL Facility interest related to lower average outstanding balances.

Other Expense (Income)

Other income was $0.1 million in First Quarter 2024 compared to $0.2 million in First Quarter 2023.

Income Tax (Benefit) Expense

We recorded an income tax benefit at an overall effective rate of 19.6% and 24.1% for the First Quarter 2024 and First Quarter 2023, respectively. The overall effective tax rates for the 13 weeks ended May 3, 2024, and April 28, 2023 vary from the U.S. federal statutory rate of 21% as a result of state taxes, non-deductible expenses, and the impact of stock-based compensation adjustments.

Net Income (Loss)

As a result of the above factors, Net loss was $6.4 million and diluted net loss per share was $0.20 in First Quarter 2024 compared with Net loss of $1.7 million and diluted net loss per share of $0.05 in First Quarter 2023.

Adjusted Net Income (Loss)

As of result of the above factors, Adjusted net loss was $6.2 million and Adjusted diluted net loss per share was $0.20 in First Quarter 2024 compared with Adjusted net loss of $1.6 million and Adjusted diluted net loss per share of $0.05 in First Quarter 2023.

Adjusted EBITDA

As a result of the above factors, Adjusted EBITDA was $11.6 million in First Quarter 2024 and $19.5 million in First Quarter 2023, respectively. Excluding the $12.6 million from the conclusion of the Delta Air Lines contract in First Quarter 2023, Adjusted EBITDA increased by 68.1%.

Liquidity and Capital Resources

Our primary need for liquidity is to fund working capital requirements of our business, capital expenditures, debt service and for general corporate purposes. Our cash and cash equivalents and the ABL Facility serve as sources of liquidity for short-term working capital needs and general corporate purposes. The ABL Facility had a balance outstanding of $40.0 million on May 3, 2024, other than letters of credit. Cash generated from our net revenue and profitability, and to a lesser extent our changes in working capital, are driven by the seasonality of our business, with a significant amount of net revenue and operating cash flows generally occurring in the fourth fiscal quarter of each year. We expect that our cash on hand and cash flows from operations, along with revolving on the ABL Facility, will be adequate to meet our capital requirements and operational needs for at least the next 12 months.

Description of Material Indebtedness

Debt Arrangements

Our $275.0 million committed revolving ABL Facility includes a $70.0 million sublimit for letters of credit and is available for working capital and other general corporate liquidity needs. The amount available to borrow is the lesser of (1) the Aggregate Commitments of $275.0 million (“ABL Facility Limit”) or (2) the Borrowing Base or Loan Cap which is calculated from Eligible Inventory, Trade Receivables and Credit Card Receivables, all foregoing capitalized terms not defined herein are as defined in the ABL Facility. The balance outstanding on May 3, 2024 and April 28, 2023 was $40.0 million and $100.0 million, respectively. The balance of outstanding letters of credit was $8.1 million and $9.1 million on May 3, 2024 and April 28, 2023, respectively.

On December 29, 2023, we entered into the Current Term Loan Facility which provides borrowings of $260.0 million, the proceeds of which were used to repay all of the indebtedness under the Former Term Loan Facility and to pay fees and expenses in connection with the financing. Origination costs, including a 3% original issue discount of $7.8 million and debt origination fees of $3.2 million, were incurred in connection with entering into the Current Term Loan Facility.

Interest; Fees - ABL Facility

Effective with the Fourth Amendment to the ABL Facility executed May 12, 2023, the benchmark interest rate was changed from LIBOR to SOFR plus an adjustment of 0.10% for all loans (“ABL Adjusted SOFR”). Loan interest rates are selected at the borrower’s election, is either (1) ABL Adjusted SOFR, or (2) a base rate which is the greater of (a) the federal funds rate plus 0.50%, (b) the one-month ABL Adjusted SOFR rate plus 1.00%, or (c) the Wells Fargo “prime rate”. The borrowing margin for ABL Adjusted SOFR loans is (i) less than $95.0 million, 1.25%, (ii) equal to or greater than $95.0 million but less than $180.0 million, 1.50%, and (iii) greater than or equal to $180.0 million, 1.75%. For base rate loans, the borrowing margin is (i) less than $95.0 million, 0.50%, (ii) equal to or greater than $95.0 million but less than $180.0 million, 0.75%, and (iii) greater than or equal to $180.0 million, 1.00% (“Applicable Borrowing Margin”). The Applicable Borrowing Margin for all loans is based upon the average daily total loans outstanding for the previous quarter. The Fourth Amendment had no material interest rate impact.

The ABL Facility fees include (i) commitment fees of 0.25% based upon the average daily unused commitment (aggregate commitment less loans and letter of credit outstanding) under the ABL Facility for the preceding fiscal quarter, (ii) customary letter of credit fees and (iii) customary annual agent fees. As of May 3, 2024, we had $40.0 million borrowings outstanding under the ABL Facility.

Interest; Fees - Current Term Loan Facility

The interest rates per annum applicable to the loans under the Current Term Loan Facility are based on a fluctuating rate of interest equal to, at the Company’s election, either (1) Term Loan Adjusted SOFR loan (subject to a 2% floor) plus an applicable margin, or (2) an alternative base rate loan plus an applicable margin. The applicable margin is based on the Company’s net leverage and will be, (i) for Term Loan Adjusted SOFR loans, 8.25% per annum if the total leverage ratio is greater than or equal to 2.75:1.00, 8.00% per annum if the total leverage ratio is less than 2.75:1.00 but greater than or equal to 2.25:1.00, and 7.75% per annum if the total leverage ratio is less than 2.25:1.00 and (ii) for base rate loans, 7.25% per annum if the total leverage ratio is greater than or equal to 2.75:1.00, 7.00% per annum if the total leverage ratio is less than 2.75:1.00 but greater than or equal to 2.25:1.00, and 6.75% per annum if the total leverage ratio is less than 2.25:1.00. In each case, the net leverage is determined as of the last day of each applicable measurement period.

Customary agency fees are payable annually for the Current Term Loan Facility.

Interest; Fees - Former Term Loan Facility

Effective with the First Amendment to the Former Term Loan Facility executed June 22, 2023, the interest rate benchmark changed from LIBOR to Term Loan Adjusted SOFR. The annual interest rate applicable to the loans under the Former Term Loan Facility was based on a fluctuating rate of interest measured by reference to, at the borrower’s election, either (1) a Term Loan Adjusted SOFR rate plus 9.75% or (2) an alternative base rate (which is the greater of (i) the prime rate published in the Wall Street Journal, (ii) the federal funds rate, which shall be no lower than 0.00% plus ½ of 1.00%, or (iii) the one month Term Loan Adjusted SOFR rate plus 1.00% per annum) plus 8.75%.

Customary agency fees were paid annually for the Former Term Loan Facility.

Maturity; Amortization and Prepayments

The ABL Facility maturity date is July 29, 2026.

The Current Term Loan Facility will mature on December 29, 2028, and will amortize at a rate equal to 1.25% per quarter. Depending upon the Company’s Total Leverage Ratio, as defined in the Current Term Loan Facility, mandatory prepayments in an amount equal to a percentage of the Company’s excess cash flows in each fiscal year, ranging from 0% to 75% are required. The Current Term Loan Facility also has typical prepayment requirements for the proceeds of certain asset sales, casualty events and extraordinary receipts. Voluntary prepayment and certain mandatory prepayments made (i) on or before December 29, 2024 would result in a prepayment premium equal to 3% of the principal amount of the loan prepaid plus a yield maintenance fee, (ii) between December 30, 2024 and December 29, 2025 would result in a prepayment premium equal to 2% of the principal amount of the loan prepaid, (iii) between December 30, 2025 and December 29, 2026, would result in a prepayment premium equal to 1% of the principal amount of the loan prepaid, (iv) between December 30, 2026 and December 29, 2027, would result in a prepayment premium equal to 0.5% of the principal amount of the loan prepaid and (v) thereafter no prepayment premium is due.

Guarantees; Security

All obligations under the Debt Facilities are unconditionally guaranteed by Lands’ End, Inc. and, subject to certain exceptions, each of its existing and future direct and indirect subsidiaries. The ABL Facility is secured by a first priority security interest in certain working capital of the borrowers and guarantors consisting primarily of accounts receivable and inventory. The Current Term Loan Facility is also secured by a second priority security interest in the same collateral, with certain exceptions.

The Current Term Loan Facility is also secured by a first priority security interest in certain property and assets, including certain fixed assets such as real estate, stock of subsidiaries and intellectual property, in each case, subject to certain exceptions. The ABL Facility is also secured by a second priority interest in the same collateral, with certain exceptions.

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

As of May 3, 2024, we were in compliance with our financial covenants in the Debt Facilities.

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

Cash Flows from Operating Activities

Net cash used in operating activities was $25.8 million during First Quarter 2024 compared to $10.8 million during First Quarter 2023. The $15.0 million increase in cash used in operating activities was primarily due to an increase in net loss and changes in working capital.

Cash Flows from Investing Activities

Net cash used in investing activities was $6.7 million and $12.4 million during First Quarter 2024 and First Quarter 2023, respectively. Cash used in investing activities for both periods was primarily used for investments to update our digital information technology infrastructure.

For Fiscal 2024, we plan to invest approximately $30.0 million in capital expenditures for strategic investments and infrastructure, primarily in technology and general corporate needs.

Cash Flows from Financing Activities

Net cash provided by financing activities was $35.0 million during First Quarter 2024, compared with net cash used in financing activities of $8.4 million during First Quarter 2023. The $43.4 million increase in net cash provided by financing activities is primarily due to borrowings on the ABL Facility.

Contractual Obligations and Off-Balance-Sheet Arrangements

There have been no material changes to our contractual obligations and off-balance-sheet arrangements as discussed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2024.

Financial Instruments with Off-Balance-Sheet Risk

The ABL Facility is available for working capital and other general corporate liquidity needs. The balance outstanding on May 3, 2024 and April 28, 2023 was $40.0 million and $100.0 million, respectively. The balance of outstanding letters of credit was $8.1 million and $9.1 million on May 3, 2024 and April 28, 2023, respectively.

Application of Critical Accounting Policies and Estimates

We believe that the assumptions and estimates associated with revenue, inventory valuation, goodwill and intangible asset impairment assessments and income taxes have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

For a complete discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended February 2, 2024. There have been no significant changes in our critical accounting policies or their application since February 2, 2024.

Recent Accounting Pronouncements

See Part I, Item 1, Note 2, Recently Issued Accounting Pronouncements Not Yet Adopted, of the Condensed Consolidated Financial Statements (unaudited) included in this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document contains forward-looking statements. Forward-looking statements reflect our current views with respect to, among other things, future events and performance. These statements may discuss, among other things, our GMV, net sales, gross margin, operating expenses, operating income, net income, adjusted net income, adjusted EBITDA, cash flow, financial condition, financings, impairments, expenditures, growth, strategies, plans, achievements, dividends, capital structure, organizational structure, future store openings, market opportunities and general market and industry conditions. We generally identify forward-looking statements by words such as “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” “predict,” “believe,” “seek,” “continue,” “outlook,” “may,” “might,” “will,” “should,” “can have,” “likely,” “targeting” or the negative version of these words or comparable words. Forward-looking statements are based on beliefs and assumptions made by management using currently available information. These statements are only predictions and are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties. If one or more of these risks or uncertainties materialize, or if management’s underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include those risks, uncertainties and factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended February 2, 2024 and “Part II, Item 1A Risk Factors” of this Quarterly Report on Form 10-Q. Forward-looking statements speak only as of the date on which they are made. We expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable securities laws and regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

The Company’s international subsidiaries operate with functional currencies other than the U.S. dollar. Since the Company’s Condensed Consolidated Financial Statements are presented in U.S. dollars, the Company must translate all components of these financial statements from the functional currencies into U.S. dollars at exchange rates in effect during or at the end of the reporting period. Net revenue generated from the International distribution channel represented approximately 9% of our total Net revenue during the First Quarter 2024. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of net revenue, expenses, assets and liabilities. Assuming a 10% change in foreign currency exchange rates, our Net revenue for First Quarter 2024 would have increased or decreased by approximately $2.5 million. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our international subsidiaries into U.S. dollars. Foreign currency translation losses, net, for First Quarter 2024 totaled approximately $0.5 million related to our international subsidiaries in United Kingdom and Germany. Additionally, the Company has foreign currency denominated intercompany receivables and payables that when settled result in a transaction gain or loss. A 10% change in foreign currency exchanges rates would not result in a significant transaction gain or loss in earnings. The Company does not utilize financial instruments for trading purposes or hedging and have not used any derivative financial instruments to limit foreign currency exchange rate exposures. The Company does not consider our foreign earnings to be permanently reinvested.

As of May 3, 2024, the Company had $6.3 million of cash and cash equivalents denominated in foreign currency, principally in British pound sterling, euro and Hong Kong dollar.

Interest Rate Risk

The Company is subject to interest rate risk with the Current Term Loan Facility and the ABL Facility, as both require the Company to pay interest on outstanding borrowings at variable rates. Each one percentage point change in interest rates (above the 2.00% SOFR floor) associated with the Current Term Loan Facility would result in a $2.5 million change in our annual cash interest expenses. Assuming our ABL Facility was fully drawn to a principal amount equal to $275.0 million, each one percentage point change in interest rates would result in a $2.8 million change in our annual cash interest expense.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation for the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of May 3, 2024, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by Rules 13a-15 under the Exchange Act during the most recently completed fiscal quarter ended May 3, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is party to various claims, legal proceedings and investigations arising in the ordinary course of business. Some of these actions involve complex factual and legal issues and are subject to uncertainties. At this time, the Company is not able to either predict the outcome of these legal proceedings or reasonably estimate a potential range of loss with respect to the proceedings. While it is not feasible to predict the outcome of pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on our results of operations, cash flows or financial position taken as a whole. There have been no material developments to the legal proceedings disclosed in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended February 2, 2024, filed with the SEC on April 3, 2024.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended February 2, 2024, filed with the SEC on April 3, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

The following table presents a month-to-month summary of information with respect to purchases of common stock made during First Quarter 2024 pursuant to the 2024 Share Repurchase Program announced on March 15, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
February 3 - March 1	—	$—	—	$—
March 2 - April 5	29,344	$11.39	29,344	$24,666
April 6 - May 3	55,905	$12.14	55,905	$23,987
Total	85,249	$11.88	85,249

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

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended May 3, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Date: June 5, 2024