Form 10-Q
period 2024-08-02
LANDS' END, INC.
filed 2024-09-05
CIK 799288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 2, 2024

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

As of September 3, 2024, the registrant had 31,192,577 shares of common stock, $0.01 par value, outstanding.

LANDS’ END, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED AUGUST 2, 2024

Signatures	39

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDS’ END, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(in thousands, except per share data)	August 2, 2024	July 28, 2023	August 2, 2024	July 28, 2023
Net revenue	$317,173	$323,363	$602,644	$632,921
Cost of sales (exclusive of depreciation and amortization)	165,288	183,766	311,779	355,387
Gross profit	151,885	139,597	290,865	277,534

Selling and administrative	135,510	123,866	262,911	242,380
Depreciation and amortization	8,692	9,543	17,697	18,844
Other operating expense, net	5,197	390	5,538	592
Operating income	2,486	5,798	4,719	15,718
Interest expense	10,447	12,024	20,783	24,307
Other (income), net	(84)	(169)	(172)	(356)
Loss before income taxes	(7,877)	(6,057)	(15,892)	(8,233)
Income tax (benefit) expense	(2,626)	1,961	(4,199)	1,437
NET LOSS	$(5,251)	$(8,018)	$(11,693)	$(9,670)
NET LOSS PER COMMON SHARE
Basic:	$(0.17)	$(0.25)	$(0.37)	$(0.30)
Diluted:	$(0.17)	$(0.25)	$(0.37)	$(0.30)

Basic weighted average common shares outstanding	31,376	32,117	31,407	32,280
Diluted weighted average common shares outstanding	31,376	32,117	31,407	32,280

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Comprehensive Operations

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(in thousands)	August 2, 2024	July 28, 2023	August 2, 2024	July 28, 2023
NET LOSS	$(5,251)	$(8,018)	$(11,693)	$(9,670)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	299	700	(214)	781
COMPREHENSIVE LOSS	$(4,952)	$(7,318)	$(11,907)	$(8,889)

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	August 2, 2024	July 28, 2023	February 2, 2024
ASSETS
Current assets
Cash and cash equivalents	$25,648	$26,610	$25,314
Restricted cash	2,239	1,833	1,976
Accounts receivable, net	27,420	25,095	35,295
Inventories, net	312,014	396,087	301,724
Prepaid expenses and other current assets	47,443	43,195	45,951
Total current assets	414,764	492,820	410,260
Property and equipment, net	106,758	125,325	118,033
Operating lease right-of-use asset	21,182	29,685	23,438
Goodwill	—	106,700	—
Intangible asset	257,000	257,000	257,000
Other assets	2,812	2,949	2,748
TOTAL ASSETS	$802,516	$1,014,479	$811,479
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$13,000	$13,750	$13,000
Accounts payable	143,886	156,342	131,922
Lease liability – current	5,351	5,643	6,024
Accrued expenses and other current liabilities	91,190	100,632	108,972
Total current liabilities	253,427	276,367	259,918
Long-term borrowings under ABL Facility	20,000	70,000	—
Long-term debt, net	230,227	218,022	236,170
Lease liability – long-term	20,843	29,973	22,952
Deferred tax liabilities	48,631	51,066	48,020
Other liabilities	2,874	3,283	2,826
TOTAL LIABILITIES	576,002	648,711	569,886
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 authorized: 480,000 shares; issued and outstanding: 31,256, 32,087 and 31,433, respectively	313	321	315
Additional paid-in capital	354,768	360,091	356,764
(Accumulated deficit) Retained earnings	(112,284)	21,597	(99,417)
Accumulated other comprehensive loss	(16,283)	(16,241)	(16,069)
TOTAL STOCKHOLDERS’ EQUITY	226,514	365,768	241,593
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$802,516	$1,014,479	$811,479

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	26 Weeks Ended
(in thousands)	August 2, 2024	July 28, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,693)	$(9,670)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,697	18,844
Amortization of debt issuance costs	1,354	1,634
Loss on disposal of property and equipment	52	100
Stock-based compensation	2,658	1,893
Deferred income taxes	329	4,905
Long-lived asset impairment	2,805	—
Other	(276)	(255)
Change in operating assets and liabilities:
Accounts receivable, net	7,834	19,861
Inventories, net	(10,346)	30,427
Accounts payable	14,023	(8,988)
Other operating assets	(2,031)	2,354
Other operating liabilities	(17,497)	(6,278)
Net cash provided by operating activities	4,909	54,827
CASH FLOWS FROM INVESTING ACTIVITIES
Sales of property and equipment	20	—
Purchases of property and equipment	(11,470)	(22,862)
Net cash used in investing activities	(11,450)	(22,862)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under ABL Facility	49,000	118,000
Payments of borrowings under ABL Facility	(29,000)	(148,000)
Payments on term loan	(6,500)	(6,875)
Payments of debt issuance costs	(724)	(45)
Payments for taxes related to net share settlement of equity awards	(1,041)	(1,199)
Purchases and retirement of common stock, including excise tax paid	(4,845)	(6,789)
Net cash provided by (used in) financing activities	6,890	(44,908)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	248	(5)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	597	(12,948)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	27,290	41,391
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$27,887	$28,443
SUPPLEMENTAL CASH FLOW DATA
Unpaid liability to acquire property and equipment	$1,698	$3,551
Income taxes paid (refunded)	$67	$(298)
Interest paid	$20,636	$22,138
Operating lease right-of-use-assets obtained in exchange for lease liabilities	$—	$1,542

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the 26 weeks ended August 2, 2024

(Unaudited)

	Common Stock Issued		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at February 2, 2024	31,433	$315	$356,764	$(99,417)	$(16,069)	$241,593
Net loss	—	—	—	(6,442)	—	(6,442)
Cumulative translation adjustment, net of tax	—	—	—	—	(513)	(513)
Stock-based compensation expense	—	—	1,226	—	—	1,226
Vesting of restricted shares	90	—	—	—	—	—
Common stock withheld related to net share settlement of equity awards	(31)	—	(249)	—	—	(249)
Purchases and retirement of common stock	(85)	(1)	(870)	(143)	—	(1,014)
Balance at May 3, 2024	31,407	$314	$356,871	$(106,002)	$(16,582)	$234,601
Net loss	—	—	—	(5,251)	—	(5,251)
Cumulative translation adjustment, net of tax	—	—	—	—	299	299
Stock-based compensation expense	—	—	1,432	—	—	1,432
Vesting of restricted shares	160	1	(1)	—	—	—
Common stock withheld related to net share settlement of equity awards	(57)	—	(792)	—	—	(792)
Purchases and retirement of common stock, including excise tax	(254)	(2)	(2,742)	(1,031)	—	(3,775)
Balance at August 2, 2024	31,256	$313	$354,768	$(112,284)	$(16,283)	$226,514

For the 26 weeks ended July 28, 2023

(Unaudited)

	Common Stock Issued		Additional Paid-in	(Accumulated Deficit) Retained	Accumulated Other Comprehensive	Total Stockholders’
(in thousands)	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 27, 2023	32,626	$326	$366,181	$31,267	$(17,022)	$380,752
Net loss	—	—	—	(1,652)	—	(1,652)
Cumulative translation adjustment, net of tax	—	—	—	—	81	81
Stock-based compensation expense	—	—	1,083	—	—	1,083
Vesting of restricted shares	408	3	(3)	—	—	—
Common stock withheld related to net share settlement of equity awards	(144)	—	(1,199)	—	—	(1,199)
Purchases and retirement of common stock	(430)	(4)	(3,777)	—		(3,781)
Balance at April 28, 2023	32,460	$325	$362,285	$29,615	$(16,941)	$375,284
Net loss	—	—	—	(8,018)	—	(8,018)
Cumulative translation adjustment, net of tax	—	—	—	—	700	700
Stock-based compensation expense	—	—	810	—	—	810
Vesting of restricted shares	2	—	—	—	—	—
Purchases and retirement of common stock	(375)	(4)	(3,004)	—	—	(3,008)
Balance at July 28, 2023	32,087	$321	$360,091	$21,597	$(16,241)	$365,768

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

•
FASB – Financial Accounting Standards Board

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

Macroeconomic Challenges

Macroeconomic issues which impact consumer discretionary spending, such as realized inflation-based price increases and high interest rates have continued to have an impact on our business. Apparel purchases historically have been influenced by domestic and global economic conditions, which may negatively impact customer demand and may require higher levels of promotion in order to attract and retain customers. Additionally, the variable interest rates associated with our Debt Facilities are negatively affected by higher interest rate environments. Macroeconomic challenges may lead to increased cost of raw materials, packaging materials, labor, energy, fuel, debt and other inputs necessary for the production and distribution of our products.

Restructuring

During Fiscal 2023, the Company reduced approximately 10% of its corporate office and Hong Kong sourcing office positions and incurred restructuring charges, primarily severance and benefit and other related costs. The reductions in the Hong Kong sourcing office were organizational changes to move positions to the Company’s corporate headquarters to centralize product development to better align with the Company’s speed-to-market initiatives. The reductions in the corporate office positions were made to better align with the evolving needs of the business and to invest in key growth areas. For the 26 weeks ended August 2, 2024, the Company incurred restructuring charges, primarily severance and benefit costs, related to cost optimization of business operations and strategic initiatives.

The Company incurred $2.3 million and $0.4 million of restructuring costs during the 13 weeks ended August 2, 2024 and July 28, 2023, respectively. Restructuring costs of $2.7 million and $0.4 million were incurred during the 26 weeks ended August 2, 2024 and July 28, 2023, respectively, and were recorded in Other operating expense, net in the Condensed Consolidated Statements of Operations. As of August 2, 2024, approximately $2.9 million of the restructuring costs had yet to be paid and are included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

Long-lived Asset Impairment Analysis

Property and equipment are subject to a review for impairment if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”) the Company reviewed the long-lived asset groups for impairment as of August 2, 2024.

During the 13 weeks ended August 2, 2024, the Company considered management’s decision to replace the existing information technology infrastructure with an enterprise resource planning (“ERP”) software system within the next 18 to 24 months to be a triggering event. The Company determined that certain long-lived assets, primarily capitalized internal-use software projects and computer software, would no longer be utilized or have future benefit with the planned ERP platform and recognized impairment in the amount of $2.8 million during the 13 weeks and 26 weeks ended August 2, 2024, respectively, recorded in Other operating expense, net in the Condensed Consolidated Statement of Operations.

The Company Operated store long-lived asset group, including Operating right-of-use assets, are regularly reviewed for impairment indicators. Impairment is assessed at the individual store level which is the lowest level of identifiable cash flows and considers the estimated undiscounted cash flows over the asset’s remaining life. If estimated undiscounted cash flows are insufficient to recover the investment, an impairment loss is recognized equal to the difference between the estimated fair value of the asset and its carrying value, net of salvage, and any costs of disposition. The fair value estimate is generally the discounted amount of estimated store-specific cash flows. No impairment was recognized for Operating lease right-of-use assets and property and equipment, net for individual identified Company Operated stores as of August 2, 2024 and July 28, 2023, respectively.

The Company reviewed the remaining long-lived asset groups for impairment as of August 2, 2024. The Company assessed the recoverability of our long-lived asset groups by comparing their projected undiscounted cash flows associated over remaining estimated useful lives of the primary asset in the long-lived asset group against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. As a result of the testing, the undiscounted cash flows of the remaining asset groups exceeded their respective carrying amounts resulting in no impairment as of August 2, 2024.

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

NOTE 3. LOSS PER SHARE

The numerator for both basic and diluted earnings (loss) per share is net income (loss) attributable to the Company. The denominator for basic earnings (loss) per share is based upon the number of weighted average shares of the Company’s common stock outstanding during the reporting periods. The denominator for diluted earnings (loss) per share is based upon the number of weighted average shares of the Company’s common stock and common stock equivalents outstanding during the reporting periods using the treasury stock method in accordance with ASC 260, Earnings Per Share. Potentially dilutive securities for the diluted earnings (loss) per share calculations consist of non-vested equity shares of common stock and in-the-money outstanding options where the current stock price exceeds the option strike price.

The following table summarizes the components of basic and diluted loss per share:

	13 Weeks Ended		26 Weeks Ended
(in thousands, except per share amounts)	August 2, 2024	July 28, 2023	August 2, 2024	July 28, 2023
Net loss	$(5,251)	$(8,018)	$(11,693)	$(9,670)

Basic weighted average common shares outstanding	31,376	32,117	31,407	32,280
Dilutive impact of stock awards	—	—	—	—
Diluted weighted average common shares outstanding	31,376	32,117	31,407	32,280

Loss per share
Basic	$(0.17)	$(0.25)	$(0.37)	$(0.30)
Diluted	$(0.17)	$(0.25)	$(0.37)	$(0.30)

Anti-dilutive shares excluded from diluted loss per common share calculation	509	1,618	806	1,411

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

	13 Weeks Ended		26 Weeks Ended
(in thousands)	August 2, 2024	July 28, 2023	August 2, 2024	July 28, 2023
Beginning balance: Accumulated other comprehensive loss (net of tax of $4,068, $4,503, $4,271 and $4,525, respectively)	$(16,582)	$(16,941)	$(16,069)	$(17,022)
Other comprehensive income (loss):
Foreign currency translation adjustments (net of tax of ($79), ($186), ($282) and ($208), respectively)	299	700	(214)	781
Ending balance: Accumulated other comprehensive loss (net of tax of $3,989, $4,317, $3,989 and $4,317, respectively)	$(16,283)	$(16,241)	$(16,283)	$(16,241)

No amounts were reclassified out of Accumulated other comprehensive loss during any of the periods presented.

NOTE 5. DEBT

ABL Facility

The Company’s $275.0 million committed revolving ABL Facility includes a $70.0 million sublimit for letters of credit and is available for working capital and other general corporate liquidity needs and matures on July 29, 2026. The amount available to borrow is the lesser of (1) the Aggregate Commitments of $275.0 million (“ABL Facility Limit”) or (2) the Borrowing Base or Loan Cap which is calculated from Eligible Inventory, Trade Receivables and Credit Card Receivables, all foregoing capitalized terms not defined herein are as defined in the ABL Facility.

The following table summarizes the Company’s ABL Facility borrowing availability:

	August 2, 2024		July 28, 2023		February 2, 2024
(in thousands)	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
ABL Facility limit	$275,000		$275,000		$275,000
Borrowing Base	145,620		207,326		176,311

Outstanding borrowings	20,000	6.68%	70,000	6.82%	—
Outstanding letters of credit	8,101		8,554		9,070
ABL Facility utilization at end of period	28,101		78,554		9,070

ABL Facility borrowing availability	$117,519		$128,772		$167,241

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

The ABL Facility fees include (i) commitment fees of 0.25% based upon the average daily unused commitment (aggregate commitment less loans and letter of credit outstanding) under the ABL Facility for the preceding fiscal quarter, (ii) customary letter of credit fees and (iii) customary annual agent fees. As of August 2, 2024, the Company had $20.0 million borrowings outstanding under the ABL Facility.

Long-Term Debt

On December 29, 2023, the Company entered into the Current Term Loan Facility which provides borrowings of $260.0 million, the proceeds of which were used to repay all of the indebtedness under the Former Term Loan Facility and to pay fees and expenses in connection with the financing. Origination costs, including a 3% original issue discount of $7.8 million and debt origination fees of $3.8 million, were incurred in connection with entering into the Current Term Loan Facility. The original issue discount and the debt origination fees are presented as a direct deduction from the carrying value of the Current Term Loan Facility and Former Term Loan Facility and are amortized over the term of the loan to Interest expense in the Condensed Consolidated Statements of Operations.

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

The Company’s long-term debt consisted of the following:

	August 2, 2024		July 28, 2023		February 2, 2024
(in thousands)	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Former Term Loan Facility	$—	—%	$237,188	14.97%	$—	—%
Current Term Loan Facility	253,500	13.70%	—	—%	260,000	13.70%
Less: Current portion of long-term debt	13,000		13,750		13,000
Less: Unamortized debt issuance costs	10,273		5,416		10,830
Long-term debt, net	$230,227		$218,022		$236,170

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

Both the Current and Former Term Loan Facilities contain customary agency fees.

Debt Facilities

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

As of August 2, 2024, the Company was in compliance with its financial covenants in the Debt Facilities.

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
•
Performance Awards are in the form of restricted stock units and have, in addition to a service requirement, financial performance criteria and/or stock performance criteria that must be achieved for the awards to be earned. For the Performance Awards granted in Fiscal 2024, a portion have financial performance criteria and a portion have stock performance criteria. Certain Performance Awards granted in Fiscal 2024 vest up to 100% of the specified number of shares, contingent upon the Company’s common stock achieving a specified average per share closing stock price over a specified number of trading days, and other Performance Awards granted in Fiscal 2024 vest based on financial performance criteria. For Performance Awards with financial performance criteria, the Target Shares earned can range from 50% to 200% (such result, the “Earned Shares”) once minimum thresholds have been reached and depend on the achievement of certain financial measures for the cumulative period comprised of three-consecutive fiscal years beginning with the fiscal year of the grant date. The Performance Awards granted in Fiscal 2023 are also subject to a relative total shareholder return (“TSR”) modifier which is based on the Company’s total return to stockholders over the measurement period relative to a custom peer group. The Fiscal 2023 Performance Award TSR modifier can result in an adjustment of 75% to 125% of the Earned Shares, subject to an overall cap of 200% of Target Shares and a modifier limitation to 100% of Target Shares in the event TSR is negative. For Fiscal 2024 Performance Awards with stock performance criteria, the Target Shares earned can range from 0% to 100% based on the Company’s highest average per share common stock closing stock price measured over any 20 consecutive trading-day period for the cumulative period comprised of three-consecutive fiscal years beginning with the fiscal year of the grant date. Performance Awards are also subject to limitations under the Company’s stockholder approved stock plans. The applicable percentage of the Target Shares, as determined by financial performance or stock price performance, vest after the completion of the applicable three-year performance period and upon determination of achievement of the performance measures by the Compensation Committee of the Board of Directors, and unearned Target Shares are forfeited. The fair value of the Performance Awards granted prior to Fiscal 2023, as well as the portion of the Fiscal 2024 Performance Awards with financial performance criteria, are based on the closing price of the Company’s common stock on the grant date. For the portion of the Performance Awards granted in Fiscal 2024 with stock performance criteria and the Performance Awards granted in Fiscal 2023 with a relative TSR modifier, the grant date fair value is based on the Monte Carlo simulation model. Stock-based compensation expense, including awards with market conditions, is recognized ratably over the related service period, reduced for estimated forfeitures of those awards not expected to vest due to employee turnover and adjusted based on the Company’s estimate of the percentage of the aggregate Target Shares expected to be earned. The Company accrues for Performance Awards on a 100% payout unless it becomes probable that the outcome will be significantly different, or the performance can be accurately measured.
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

The following table provides a summary of the Company’s stock-based compensation expense, which is included in Selling and administrative expense in the Condensed Consolidated Statements of Operations:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	August 2, 2024	July 28, 2023	August 2, 2024	July 28, 2023
Deferred awards	$943	$1,242	$1,865	$2,221
Performance awards (1)	385	(536)	585	(536)
Option awards	104	104	208	208
Total stock-based compensation expense	$1,432	$810	$2,658	$1,893

(1)
Net credit expense for the 13 and 26 weeks ended July 28, 2023 includes a reduction of the accrual for Performance Awards based on actual and projected results relative to performance measures.

Deferred Awards

The following table provides a summary of the Deferred Awards activity for the 26 weeks ended August 2, 2024:

	Deferred Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested Deferred Awards as of February 2, 2024	959	$11.44
Granted	307	11.34
Vested	(250)	14.78
Forfeited or expired	(75)	10.97
Unvested Deferred Awards as of August 2, 2024	941	$10.56

Total unrecognized stock-based compensation expense related to unvested Deferred Awards was approximately $7.0 million as of August 2, 2024, which is expected to be recognized ratably over a weighted average period of 2.1 years. The total fair value of Deferred Awards vested during the 26 weeks ended August 2, 2024 and July 28, 2023 was $3.7 million and $5.1 million, respectively. The Deferred Awards granted to employees during the 26 weeks ended August 2, 2024 vest over a period of three years.

Performance Awards

The following table provides a summary of the Performance Awards activity for the 26 weeks ended August 2, 2024:

	Performance Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested Performance Awards as of February 2, 2024	607	$13.14
Granted	264	10.30
Change in estimate - performance	(57)	29.95
Vested	—	—
Forfeited or expired	(23)	12.87
Unvested Performance Awards as of August 2, 2024	791	$11.00

Total unrecognized stock-based compensation expense related to unvested Performance Awards was approximately $3.7 million as of August 2, 2024 which is expected to be recognized ratably over a weighted average period of 2.2 years. The Performance Awards granted to employees during the 26 weeks ended August 2, 2024 vest, if earned, after completion of the applicable three-year performance period.

Option Awards

The following table provides a summary of the Option Awards activity for the 26 weeks ended August 2, 2024:

	Option Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Option Awards outstanding as of February 2, 2024	511	$16.08
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(294)	18.10
Option Awards outstanding as of August 2, 2024	217	$13.34

The following table provides a summary of information about the Option Awards vested and expected to vest during the contractual term, as well as Option Awards exercisable as of August 2, 2024:

(in thousands, except contractual life and exercise price amounts)	Option Awards	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Option Awards vested and expected to vest	217	7.02	$13.34	$854
Option Awards exercisable	91	5.30	$16.84	$213

Total unrecognized stock-based compensation expense related to Option Awards expected to vest was approximately $0.5 million as of August 2, 2024, which is expected to be recognized over a weighted average period of 1.3 years.

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

On March 15, 2024, the Company announced that its Board of Directors authorized the Company to repurchase up to $25.0 million of the Company’s common stock through March 31, 2026 (the “2024 Share Repurchase Program”). Under the 2024 Share Repurchase Program, the Company may repurchase its common stock through open market purchases, in privately negotiated transactions, or by other means in accordance with federal securities laws, including Rule 10b-18 of the Exchange Act. The amount and timing of purchases will be determined by the Company’s management depending upon market conditions and other factors and may be made pursuant to a Rule 10b5-1 trading plan. The 2024 Share Repurchase Program may be suspended or discontinued at any time. As of August 2, 2024, additional purchases of up to $20.3 million could be made under the 2024 Share Repurchase Program. All repurchases are subject to compliance with the Current Term Loan Facility which imposes a per fiscal year limitation on share repurchases.

The following table summarizes the Company’s share repurchases for the 13 and 26 weeks ended August 2, 2024 (under the 2024 Share Repurchase Program) and July 28, 2023 (under the 2022 Share Repurchase Program):

	13 Weeks Ended		26 Weeks Ended
(Shares and $ in thousands except average per share cost)	August 2, 2024	July 28, 2023	August 2, 2024	July 28, 2023
Number of shares repurchased	254	403	339	833
Total cost	$3,731	$3,000	$4,744	$6,772
Average per share cost (1)	$14.70	$7.45	$13.99	$8.13

(1)
Average price paid per share excludes broker commissions and excise tax.

The Company retired all shares that were repurchased through the 2024 Share Repurchase Program and the 2022 Share Repurchase Program during the 26 weeks ended August 2, 2024 and July 28, 2023, respectively. In accordance with the FASB ASC 505—Equity, the par value of the shares retired was charged against Common stock and the remaining purchase price was allocated between Additional paid-in capital and (Accumulated deficit) Retained earnings. The portion charged against Additional paid-in capital is determined based on the Additional paid-in capital per share amount recorded in the initial issuance of the shares with the remaining to (Accumulated deficit) Retained earnings. Shares purchased at a price less than that of initial issuance is charged only against Additional paid-in capital. The total cost of the broker commissions and excise tax is charged directly to (Accumulated deficit) Retained earnings. For the shares retired during the 13 and 26 weeks ended August 2, 2024, $1.0 million and $1.2 million, respectively, was charged to (Accumulated deficit) Retained Earnings. For the shares retired during the 13 and 26 weeks ended July 28, 2023, no amount was charged to (Accumulated deficit) Retained earnings.

NOTE 8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	August 2, 2024	July 28, 2023	February 2, 2024
Deferred gift card revenue	$34,179	$33,556	$35,604
Accrued employee compensation and benefits	20,238	22,922	28,449
Reserve for sales returns and allowances	14,907	18,404	21,560
Deferred revenue	9,302	8,081	4,314
Accrued property, sales and other taxes	7,412	8,300	8,795
Other	5,152	9,369	10,250
Total Accrued expenses and other current liabilities	$91,190	$100,632	$108,972

NOTE 9. FAIR VALUE MEASUREMENTS OF FINANCIAL ASSETS AND LIABILITIES

Cash and cash equivalents and restricted cash is reflected on the Condensed Consolidated Balance Sheets at fair value based on Level 1 inputs. Cash and cash equivalents and restricted cash amounts are valued based upon statements received from financial institutions. The fair value of restricted cash was $2.2 million, $1.8 million and $2.0 million as of August 2, 2024, July 28, 2023 and February 2, 2024, respectively.

Carrying amounts and fair values of long-term debt, including current portion, in the Condensed Consolidated Balance Sheets are as follows:

	August 2, 2024		July 28, 2023		February 2, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$253,500	$246,160	$237,188	$226,786	$260,000	$258,139

The Company’s valuation of long-term debt, including current portion, at fair value is considered a Level 3 instrument under the fair value hierarchy. The Company’s valuation techniques include the Black-Derman-Toy (“BDT”) model as well as market inputs from management. The BDT modeling approach is particularly relevant given the Current Term Loan Facility’s features, including the optional redemption provision. There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis as of August 2, 2024, July 28, 2023 and February 2, 2024.

NOTE 10. INCOME TAXES

Provision for Income Taxes

At the end of each quarter, the Company estimates its effective income tax rate pursuant to ASC 740. The rate for the period consists of the tax rate expected to be applied for the full year to ordinary income adjusted for any discrete items recorded in the period.

The Company recorded a tax benefit at an overall effective tax rate of 33.4% for the 13 weeks ended August 2, 2024, and a tax expense at an overall effective tax rate of (32.4)% for the 13 weeks ended July 28, 2023. The Company recorded a tax benefit at an overall rate of 26.4% for the 26 weeks ended August 2, 2024 and a tax expense at an overall rate of (17.5)% for the 26 weeks ended July 28, 2023. The overall effective tax rates for the 13 and 26 weeks ended August 2, 2024 vary from the U.S. federal statutory rate of 21% as a result of state taxes, non-deductible expenses, and the impact of stock-based compensation adjustments. The overall effective tax rate for the 13 and 26 weeks ended July 28, 2023 reflects a one-time tax expense related to the write-off of deferred tax benefits for stock-based compensation.

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

NOTE 12. SEGMENT REPORTING

For the 26 weeks ended August 2, 2024, the Company’s operating segments consisted of: U.S. eCommerce, Europe eCommerce, Outfitters, Third Party and Retail.

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

•
Retail sells products through the Company Operated stores.

Net revenue is presented by distribution channel in the following tables:

	13 Weeks Ended	% of Net	13 Weeks Ended	% of Net
(in thousands)	August 2, 2024	Revenue	July 28, 2023	Revenue
Net revenue:
U.S. eCommerce	$188,336	59.4%	$195,921	60.6%
International	22,950	7.2%	22,818	7.1%
Outfitters	63,159	19.9%	67,984	21.0%
Third Party	30,114	9.5%	24,395	7.5%
Retail	12,614	4.0%	12,245	3.8%
Total Net revenue	$317,173		$323,363

	26 Weeks Ended	% of Net	26 Weeks Ended	% of Net
(in thousands)	August 2, 2024	Revenue	July 28, 2023	Revenue
Net revenue:
U.S. eCommerce	$358,868	59.5%	$373,623	59.0%
International	47,918	8.0%	48,210	7.6%
Outfitters	105,836	17.6%	141,953	22.4%
Third Party	67,568	11.2%	47,384	7.5%
Retail	22,454	3.7%	21,751	3.5%
Total Net revenue	$602,644		$632,921

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

The Company’s revenue is disaggregated by distribution channel and geographic location. Revenue by distribution channel is presented in Note 12, Segment Reporting. Revenue by geographic location was:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	August 2, 2024	July 28, 2023	August 2, 2024	July 28, 2023
Net revenue:
United States	$291,041	$296,653	$548,548	$577,057
Europe	23,330	23,305	48,638	49,182
Other	2,802	3,405	5,458	6,682
Total Net revenue	$317,173	$323,363	$602,644	$632,921

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

In exchange for providing these rights, the license agreements require the licensees to pay the Company a trademark royalty based on net sales as defined in the license agreements. The Company recognizes sales-based royalty revenue at the later of (i) when the related sales of the licensed product occur, or (ii) when the performance obligation has been satisfied, when the Company expects the annual guaranteed minimums will be met, where such provisions exist. If a sales-based royalty is not ultimately expected to exceed a contractually guaranteed minimum royalty amount, the minimum is recognized straight-line as revenue over the contractual period, if all other criteria of revenue recognition have been met.

In certain agreements, the Company agreed to perform transitional activities, such as marketing costs, for the licensed products. The Company receives reimbursement for such costs. The amount of these reimbursements, which are recorded as a reduction of Selling and administrative expenses in the Condensed Consolidated Statements of Operations, for the 13 and 26 weeks ended August 2, 2024 was $2.1 million and $3.3 million, respectively.

Contract Liabilities

Contract liabilities consist of payments received in advance of the transfer of control to the customer. As products are delivered and control transfers, the Company recognizes the deferred revenue in Net revenue in the Condensed Consolidated Statements of Operations. The following table summarizes the deferred revenue associated with payments received in advance of the transfer of control to the customer, reported in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets, and amounts recognized through Net revenue for each period presented. The majority of deferred revenue as of August 2, 2024 is expected to be recognized in Net revenue in the fiscal quarter ending November 1, 2024, as products are delivered to customers.

	13 Weeks Ended		26 Weeks Ended
(in thousands)	August 2, 2024	July 28, 2023	August 2, 2024	July 28, 2023
Deferred revenue beginning of period	$9,340	$6,019	$4,314	$7,484
Deferred revenue recognized in period	(9,125)	(5,805)	(4,100)	(7,270)
Revenue deferred in period	9,087	7,867	9,088	7,867
Deferred revenue end of period	$9,302	$8,081	$9,302	$8,081

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

	13 Weeks Ended		26 Weeks Ended
(in thousands)	August 2, 2024	July 28, 2023	August 2, 2024	July 28, 2023
Balance as of beginning of period	$35,119	$34,222	$35,604	$33,029
Gift cards sold	14,562	13,171	29,617	28,786
Gift cards redeemed	(14,019)	(13,048)	(28,212)	(26,682)
Gift card breakage	(1,483)	(789)	(2,830)	(1,577)
Balance as of end of period	$34,179	$33,556	$34,179	$33,556

Refund Liabilities

Refund liabilities, primarily associated with product sales returns and retrospective volume rebates, represent variable consideration and are estimated and recorded as a reduction to Net revenue based on historical experience. Refund liabilities, primarily associated with estimated product returns, were $14.9 million, $18.4 million and $21.6 million as of August 2, 2024, July 28, 2023 and February 2, 2024, respectively, and reported in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

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
•
LIBOR – London inter-bank offered rate
•
Second Quarter 2024 – The 13 weeks ended August 2, 2024
•
Second Quarter 2023 – The 13 weeks ended July 28, 2023
•
SOFR – Secured Overnight Funding Rate

•
Term Loan Adjusted SOFR – SOFR plus adjustments of either (a) 0.11448% for a one-month interest period, (b) 0.26161% for a three-month interest period, or (c) 0.42826% for a six-month interest period
•
Year-to-Date 2024 – The 26 weeks ended August 2, 2024
•
Year-to-Date 2023 – The 26 weeks ended July 28, 2023

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

Macroeconomic Challenges

Macroeconomic issues which impact consumer discretionary spending, such as realized inflation-based price increases and high interest rates, have continued to have an impact on our business. Apparel purchases historically have been influenced by domestic and global economic conditions, which may negatively impact customer demand and may require higher levels of promotion in order to attract and retain customers. Additionally, the variable interest rates associated with our Debt Facilities are negatively affected by higher interest rate environments. Macroeconomic challenges may lead to increased cost of raw materials, packaging materials, labor, energy, fuel, debt and other inputs necessary for the production and distribution of our products.

Restructuring

During Fiscal 2023, we reduced approximately 10% of our corporate office and Hong Kong sourcing office positions and incurred restructuring charges, primarily severance and benefit and other related costs. The reductions in the Hong Kong sourcing office were organizational changes to move positions to our corporate headquarters to centralize product development to better align with our speed-to-market initiatives. The reductions in the corporate office positions were made to better align with the evolving needs of our business and to invest in key growth areas. For the 26 weeks ended August 2, 2024, we incurred restructuring charges, primarily severance and benefit costs, related to cost optimization of business operations and strategic initiatives.

We incurred $2.3 million and $0.4 million of restructuring costs during the Second Quarter 2024 and Second Quarter 2023, respectively. Restructuring costs of $2.7 million and $0.4 million were incurred Year-to-Date 2024 and Year-to-Date 2023, respectively, and were recorded in Other operating expense, net in the Condensed Consolidated Statements of Operations. As of August 2, 2024, approximately $2.9 million of the restructuring costs had yet to be paid and are included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

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

Results of Operations

The following tables set forth, for the periods indicated, selected income statement data, both in dollars and as a percentage of Net revenue:

	13 Weeks Ended
(in thousands)	August 2, 2024		July 28, 2023
Net revenue	$317,173	100.0%	$323,363	100.0%
Cost of sales (exclusive of depreciation and amortization)	165,288	52.1%	183,766	56.8%
Gross profit	151,885	47.9%	139,597	43.2%
Selling and administrative	135,510	42.7%	123,866	38.3%
Depreciation and amortization	8,692	2.7%	9,543	3.0%
Other operating expense, net	5,197	1.6%	390	0.1%
Operating income	2,486	0.8%	5,798	1.8%
Interest expense	10,447	3.3%	12,024	3.7%
Other (income), net	(84)	(0.0)%	(169)	(0.1)%
Loss before income taxes	(7,877)	(2.5)%	(6,057)	(1.9)%
Income tax (benefit) expense	(2,626)	(0.8)%	1,961	0.6%
NET LOSS	$(5,251)	(1.7)%	$(8,018)	(2.5)%

	26 Weeks Ended
(in thousands)	August 2, 2024		July 28, 2023
Net revenue	$602,644	100.0%	$632,921	100.0%
Cost of sales (exclusive of depreciation and amortization)	311,779	51.7%	355,387	56.2%
Gross profit	290,865	48.3%	277,534	43.8%
Selling and administrative	262,911	43.6%	242,380	38.3%
Depreciation and amortization	17,697	2.9%	18,844	3.0%
Other operating expense, net	5,538	0.9%	592	0.1%
Operating income	4,719	0.8%	15,718	2.5%
Interest expense	20,783	3.4%	24,307	3.8%
Other (income), net	(172)	(0.0)%	(356)	(0.1)%
Loss before income taxes	(15,892)	(2.6)%	(8,233)	(1.3)%
Income tax (benefit) expense	(4,199)	(0.7)%	1,437	0.2%
NET LOSS	$(11,693)	(1.9)%	$(9,670)	(1.5)%

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

•
Other significant non-recurring or non-operational items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of results and are described below:
•
Long-lived asset impairment – charges associated with the non-cash write down of certain long-lived assets for the 13 and 26 weeks ended August 2, 2024.
•
Exit costs – charges associated to exit the kids and footwear lines of business including excess and obsolescence reserves, inventory discounts and operational charges recorded in the 13 and 26 weeks ended August 2, 2024 in conjunction with our licensing arrangements which commenced in Fiscal 2024.
•
Restructuring – primarily severance and benefit costs for the 13 and 26 weeks ended August 2, 2024 and July 28, 2023.

•
Lands’ End Japan closure – net operating income (loss) from liquidation and closing costs recorded for the 13 and 26 weeks ended July 28, 2023.

The following tables set forth, for the periods indicated, a reconciliation of Net loss to Adjusted net loss and Adjusted diluted net loss per share:

Unaudited	13 Weeks Ended
(in thousands, except per share amounts)	August 2, 2024	July 28, 2023
Net loss	$(5,251)	$(8,018)
Long-lived asset impairment	2,805	—
Exit costs	687	—
Restructuring	2,338	390
Lands’ End Japan closure	—	23
Tax effects on adjustments (1)	(1,297)	(22)
ADJUSTED NET LOSS	$(718)	$(7,627)
ADJUSTED DILUTED NET LOSS PER SHARE	$(0.02)	$(0.24)

Diluted weighted average common shares outstanding	31,376	32,117

(1)
The tax impact of adjustments is calculated at the applicable U.S. and non-U.S. Federal and State statutory rates.

Unaudited	26 Weeks Ended
(in thousands, except per share amounts)	August 2, 2024	July 28, 2023
Net loss	$(11,693)	$(9,670)
Long-lived asset impairment	2,805	—
Exit costs	687	—
Restructuring	2,680	390
Lands’ End Japan closure	—	99
Tax effects on adjustments (1)	(1,384)	(41)
ADJUSTED NET LOSS	$(6,905)	$(9,222)
ADJUSTED DILUTED NET LOSS PER SHARE	$(0.22)	$(0.29)

Diluted weighted average common shares outstanding	31,407	32,280

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

•
Other significant items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of results and are described below:

•
Long-lived asset impairment – charges associated with the non-cash write down of certain long-lived assets for the 13 and 26 weeks ended August 2, 2024.

•
Exit costs – charges associated to exit the kids and footwear lines of business including excess and obsolescence reserves, inventory discounts and operational charges recorded in the 13 and 26 weeks ended August 2, 2024 in conjunction with our licensing arrangements which commenced in Fiscal 2024.

•
Restructuring – primarily severance and benefit costs for the 13 and 26 weeks ended August 2, 2024 and July 28, 2023.

•
Lands’ End Japan closure – net operating income (loss) from liquidation and closing costs recorded for the 13 and 26 weeks ended July 28, 2023.

•
Net gain or loss on disposal of property and equipment – disposal of property and equipment for the 13 and 26 weeks ended August 2, 2024 and July 28, 2023.

•
Other – amortization of transaction related costs associated with our Third Party distribution channel expenses for the 13 and 26 weeks July 28, 2023.

The following table sets forth, for the periods indicated, selected income statement data, both in dollars and as a percentage of Net revenue and a reconciliation of Net loss to Adjusted EBITDA:

Unaudited	13 Weeks Ended
(in thousands)	August 2, 2024		July 28, 2023
Net loss	$(5,251)	(1.7)%	$(8,018)	(2.5)%
Income tax benefit	(2,626)	(0.8)%	1,961	0.6%
Interest expense	10,447	3.3%	12,024	3.7%
Other (income), net	(84)	(0.0)%	(169)	(0.1)%
Operating income	2,486	0.8%	5,798	1.8%
Depreciation and amortization	8,692	2.7%	9,543	3.0%
Long-lived asset impairment	2,805	0.9%	—	—%
Exit costs	687	0.2%	—	—%
Restructuring	2,338	0.7%	390	0.1%
Lands’ End Japan closure	—	—%	23	0.0%
Loss (gain) on disposal of property and equipment	53	0.0%	(23)	(0.0)%
Other	—	—%	94	0.0%
Adjusted EBITDA	$17,061	5.4%	$15,825	4.9%

Unaudited	26 Weeks Ended
(in thousands)	August 2, 2024		July 28, 2023
Net loss	$(11,693)	(1.9)%	$(9,670)	(1.5)%
Income tax benefit	(4,199)	(0.7)%	1,437	0.2%
Interest expense	20,783	3.4%	24,307	3.8%
Other (income), net	(172)	(0.0)%	(356)	(0.1)%
Operating income	4,719	0.8%	15,718	2.5%
Depreciation and amortization	17,697	2.9%	18,844	3.0%
Long-lived asset impairment	2,805	0.5%	—	—%
Exit costs	687	0.1%	—	—%
Restructuring	2,680	0.4%	390	0.1%
Lands’ End Japan closure	—	—%	99	0.0%
Loss on disposal of property and equipment	52	0.0%	100	0.0%
Other	—	—%	189	0.0%
Adjusted EBITDA	$28,640	4.8%	$35,340	5.6%

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

Discussion and Analysis

Second Quarter 2024 compared with Second Quarter 2023

Gross Merchandise Value

Gross Merchandise Value (“GMV”) increased mid-single digits compared to Second Quarter 2023.

Net Revenue

Net revenue was $317.2 million for Second Quarter 2024, a decrease of $6.1 million or 1.9%, from $323.3 million during Second Quarter 2023.

U.S. eCommerce Net revenue was $188.3 million for Second Quarter 2024, a decrease of $7.6 million or 3.9%, from $195.9 million during Second Quarter 2023. The decrease in U.S. eCommerce was primarily driven by the transition of kids and footwear products from a direct to a license model, lower promotional activity and improved inventory management resulting in increased gross profit from higher gross margins. Excluding the impact of transitioning the kids and footwear products to licensing arrangements, U.S. eCommerce revenue increased by mid-single digits year-over-year.

International eCommerce Net revenue was $23.0 million for Second Quarter 2024, an increase of $0.2 million or 0.9%, from $22.8 million during Second Quarter 2023. The increase in International eCommerce was primarily driven by an increase in full price sales, lower promotional activity and improved inventory management resulting in increased gross profit from higher gross margins.

Outfitters Net revenue was $63.2 million for Second Quarter 2024, a decrease of $4.8 million or 7.1%, from $68.0 million during Second Quarter 2023. The school uniform channel delivered a strong start to back to school season with a mid-single digit revenue increase over last year. The business uniform channel decreased year-over-year primarily due to the timing changes with certain national accounts and some pricing resistance from smaller accounts as a result of macroeconomic challenges.

Third Party Net revenue was $30.1 million for Second Quarter 2024, an increase of $5.7 million or 23.4%, from $24.4 million during Second Quarter 2023. The increase was primarily due to revenue generated from licensing and wholesale arrangements.

Retail Net revenue was $12.6 million for Second Quarter 2024, an increase of $0.4 million or 3.3%, from $12.2 million during Second Quarter 2023. Our U.S. Company Operated stores experienced an increase of 11.7% in Same Store Sales as compared to Second Quarter 2023. On August 2, 2024 there were 24 U.S. Company Operated stores, compared to 27 U.S. Company Operated stores on July 28, 2023.

Gross Profit

Gross profit was $151.9 million for Second Quarter 2024, an increase of $12.3 million or 8.8% from $139.6 million during Second Quarter of 2023. Gross margin increased approximately 470 basis points to 47.9% in Second Quarter 2024, compared with 43.2% in Second Quarter 2023. The gross margin improvement was primarily driven by leveraging the strength in product solutions and newness across the channels, lower promotional activity, reduction in clearance inventory and improved supply chain costs.

Selling and Administrative Expenses

Selling and administrative expenses increased $11.6 million to $135.5 million or 42.7% of total Net revenue in Second Quarter 2024 compared with $123.9 million or 38.3% of Net revenue in Second Quarter 2023. The approximately 440 basis points increase was driven by higher digital marketing spend focused on new customer acquisition, third party professional services and higher incentive related personnel costs.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.8 million to $8.7 million in Second Quarter 2024 compared with $9.5 million in Second Quarter 2023.

Other Operating Expense

Other operating expense, net was $5.2 million in Second Quarter 2024 compared to $0.4 million in Second Quarter 2023. The increase was primarily attributed to a $2.8 million non-cash charge related to long-lived asset impairment and $2.3 million of restructuring costs.

Operating Income (Loss)

As a result of above factors, Operating income was $2.5 million in Second Quarter 2024 compared to $5.8 million of Operating income in Second Quarter 2023.

Interest Expense

Interest expense was $10.4 million in Second Quarter 2024 compared to $12.0 million in Second Quarter 2023. The $1.6 million decrease was driven by lower ABL Facility interest related to lower average outstanding balances.

Other Expense (Income)

Other income was $0.1 million in Second Quarter 2024 compared to $0.2 million in Second Quarter 2023.

Income Tax (Benefit) Expense

We recorded an income tax benefit at an overall effective rate of 33.4% for the Second Quarter 2024 and an income tax expense at an overall effective rate of (32.4)% for the Second Quarter 2023. The overall effective tax rate for the Second Quarter 2024 varies from the U.S. federal statutory rate of 21% as a result of state taxes, non-deductible expenses, and the impact of stock-based compensation adjustments. The overall effective tax rate for the Second Quarter 2023 reflects a one-time tax expense related to the write-off of deferred tax benefits for stock-based compensation.

Net Income (Loss)

As a result of the above factors, Net loss was $5.3 million and diluted net loss per share was $0.17 in Second Quarter 2024 compared with Net loss of $8.0 million and diluted net loss per share was $0.25 in Second Quarter 2023.

Adjusted Net Income (Loss)

Adjusted net loss was $0.7 million and Adjusted diluted net loss per share was $0.02 in Second Quarter 2024, driven by a non-cash charge related to long-lived asset impairment and restructuring costs, compared to Adjusted net loss of $7.6 million and Adjusted diluted net loss per share of $0.24 in Second Quarter 2023.

Adjusted EBITDA

As a result of the above factors, Adjusted EBITDA was $17.1 million in Second Quarter 2024 and $15.8 million in Second Quarter 2023, respectively.

Year-to-Date 2024 compared with Year-to-Date 2023

Gross Merchandise Value

Gross Merchandise Value (“GMV”) increased low single digits compared to Year-to-Date 2023.

Net Revenue

Net revenue was $602.6 million for Year-to-Date 2024 a decrease of $30.3 million or 4.8% from $632.9 million during Year-to-Date 2023. Excluding the $29.6 million in revenue from inventory sales to Delta Air Lines at the conclusion of their five-year contract in the First Quarter 2023, Net revenue Year-to-Date 2024 decreased 0.1%.

U.S. eCommerce Net revenue was $358.9 million for Year-to-Date 2024, a decrease of $14.7 million or 3.9%, from $373.6 million during the Year-to-Date 2023. The decrease in U.S. eCommerce was primarily driven by the transition of kids and footwear products from a direct to a license model, continued promotional productivity within swim, outerwear and newness in adjacent product categories and improved inventory management resulting in higher margins with lower clearance inventory sales. Excluding the impact of transitioning the kids and footwear products to licensing arrangements, U.S. eCommerce Year-to-Date 2024 revenue increased by mid-single digits year-over-year.

International eCommerce Net revenue was $47.9 million for Year-to-Date 2024, a decrease of $0.3 million or 0.6%, from $48.2 million during the Year-to-Date 2023. The decrease in International eCommerce was due to an increase in full price sales, lower promotional activity and improved inventory management resulting in increased gross profit from higher gross margins.

Outfitters Net revenue was $105.8 million for Year-to-Date 2024, a decrease of $36.2 million or 25.5%, from $142.0 million during the Year-to-Date 2023. Compared to the Year-to-Date 2023, the decrease was primarily driven by inventory sales to Delta Air Lines at the conclusion of their five-year contract in the First Quarter 2023. Excluding the $29.6 million revenue from the Delta Air Lines business, Net revenue for the Outfitters business decreased by 5.9%.

Third Party Net revenue was $67.6 million for Year-to-Date 2024, an increase of $20.2 million or 42.6% from $47.4 million during the Year-to-Date 2023. The increase was primarily due to revenue generated from licensing arrangements including $10.5 million of Lands’ End produced inventory sold to a licensee in First Quarter 2024 in connection with the transition of kids products from a direct to a license model. Online marketplaces saw increased gross profit from improved gross margins primarily driven by the expansion of the Company’s strategy to focus on higher quality sales.

Retail Net revenue was $22.4 million for Year-to-Date 2024, an increase of $0.6 million or 2.8%, from $21.8 million during the Year-to-Date 2023. Our U.S. Company Operated stores experienced an increase of 11.8% in Same Store Sales as compared to Year-to-Date 2023. On August 2, 2024 there were 24 U.S. Company Operated stores compared to 27 U.S. Company Operated stores on July 28, 2023.

Gross Profit

Gross profit was $290.9 million for Year-to-Date 2024, an increase of $13.4 million or 4.8% from $277.5 million during Year-to-Date 2023. Gross margin increased to 48.3% in Year-to-Date 2024, compared with 43.8% in Year-to-Date 2023. The 450 basis point improvement in gross margin was primarily driven by leveraging the strength in the swimwear, outerwear and newness in adjacent product categories across the channels, reduction in clearance inventory and improvements in supply chain costs for Year-to-Date 2024 compared to the prior year.

Selling and Administrative Expenses

Selling and administrative expenses increased $20.5 million to $262.9 million or 43.6% of total Net revenue in Year-to-Date 2024 compared with $242.4 million or 38.3% of Net revenue in Year-to-Date 2023. The approximately 530 basis point increase was driven by deleveraging from lower revenues, higher digital marketing spend focused on new customer acquisition, third party professional services and higher incentive related personnel costs.

Depreciation and Amortization

Depreciation and amortization expense was $17.7 million in Year-to-Date 2024, a decrease of $1.1 million or 5.9%, compared with $18.8 million in Year-to-Date 2023.

Other Operating Expense

Other operating expense, net was $5.5 million in Year-to-Date 2024, an increase of $4.9 million, compared with $0.6 million in Year-to-Date 2023. The increase was primarily attributed to a $2.8 million non-cash charge related to long-lived asset impairment and $2.7 million of restructuring costs.

Operating Income (Loss)

As a result of the above factors, Operating income was $4.7 million in Year-to-Date 2024 compared to Operating income of $15.7 million in Year-to-Date 2023.

Interest Expense

Interest expense was $20.8 million in Year-to-Date 2024 compared to $24.3 million in Year-to-Date 2023. The $3.5 million decrease was driven by lower ABL Facility interest related to lower average outstanding balances.

Other Expense (Income)

Other income was $0.2 million in Year-to-Date 2024 compared to $0.4 million in Year-to-Date 2023.

Income Tax (Benefit) Expense

We recorded an income tax benefit at an overall effective rate of 26.4% for Year-to-Date 2024 and an income tax expense at an overall effective rate of (17.5)% for Year-to-Date 2023. The overall effective tax rate for Year-to-Date 2024 varies from the U.S. federal statutory rate of 21% as a result of state taxes, non-deductible expenses, and the impact of stock-based compensation adjustments. The overall effective tax rate for Year-to-Date 2023 reflects a one-time tax expense related to the write-off of deferred tax benefits for stock-based compensation.

Net Income (Loss)

As a result of the above factors, Net loss was $11.7 million and diluted loss per share was $0.37 in Year-to-Date 2024 compared with Net loss of $9.7 million and diluted loss per share of $0.30 in Year-to-Date 2023.

Adjusted Net Income (Loss)

As a result of the above factors, Adjusted net loss was $6.9 million and Adjusted diluted net loss per share was $0.22 in Year-to-Date 2024 compared with Adjusted net loss of $9.2 million and Adjusted diluted net loss per share of $0.29 in Year-to-Date 2023.

Adjusted EBITDA

As a result of the above factors, Adjusted EBITDA was $28.6 million in Year-to-Date 2024 compared to $35.3 million in Year-to-Date 2023. Excluding the $13.5 million from the conclusion of the Delta Air Lines business in Year-to-Date 2023, Adjusted EBITDA increased by 31.3%.

Liquidity and Capital Resources

Liquidity

Our primary need for liquidity is to fund working capital requirements of our business, which are inventory purchases, payments on debt, capital expenditures and for general corporate purposes. Our cash and cash equivalents and the ABL Facility serve as sources of liquidity for short-term working capital needs and general corporate purposes. The ABL Facility had a balance outstanding of $20.0 million on August 2, 2024, other than letters of credit. Cash generated from our net revenue and profitability, and to a lesser extent our changes in working capital, are driven by the seasonality of our business, with a significant amount of net revenue and operating cash flows generally occurring in the fourth fiscal quarter of each year. We expect that our cash on hand and cash flows from operations, along with revolving on the ABL Facility, will be adequate to meet our capital requirements and operational needs for at least the next 12 months.

ABL Facility

Our $275.0 million committed revolving ABL Facility includes a $70.0 million sublimit for letters of credit and is available for working capital and other general corporate liquidity needs and matures on July 29, 2026. The amount available to borrow is the lesser of (1) the Aggregate Commitments of $275.0 million (“ABL Facility Limit”) or (2) the Borrowing Base or Loan Cap which is calculated from Eligible Inventory, Trade Receivables and Credit Card Receivables, all foregoing capitalized terms not defined herein are as defined in the ABL Facility. The balance outstanding on August 2, 2024 and July 28, 2023 was $20.0 million and $70.0 million, respectively. The balance of outstanding letters of credit was $8.1 million and $8.6 million on August 2, 2024 and July 28, 2023, respectively. The borrowing availability under the ABL Facility was $117.5 million and $128.8 million as of August 2, 2024 and July 28, 2023, respectively.

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

The ABL Facility fees include (i) commitment fees of 0.25% based upon the average daily unused commitment (aggregate commitment less loans and letter of credit outstanding) under the ABL Facility for the preceding fiscal quarter, (ii) customary letter of credit fees and (iii) customary annual agent fees. As of August 2, 2024, we had $20.0 million borrowings outstanding under the ABL Facility.

Long-Term Debt

On December 29, 2023, we entered into the Current Term Loan Facility which provides borrowings of $260.0 million, the proceeds of which were used to repay all of the indebtedness under the Former Term Loan Facility and to pay fees and expenses in connection with the financing. Origination costs, including a 3% original issue discount of $7.8 million and debt origination fees of $3.8 million, were incurred in connection with entering into the Current Term Loan Facility.

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

Both the Current and Former Term Loan Facilities contain customary agency fees.

Debt Facilities

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

As of August 2, 2024, the Company was in compliance with its financial covenants in the Debt Facilities.

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

Cash Flows and Capital Expenditures

Cash Flows from Operating Activities

Net cash provided by operating activities was $4.9 million during Year-to-Date 2024 compared to $54.8 million during Year-to-Date 2023. Through our concerted efforts to decrease inventory levels during 2023, we provided cash of $30.4 million through the end of Second Quarter 2023. We have maintained our lower inventory level realized at the end of Fiscal 2023 through efficient inventory management and therefore we used cash of $10.3 million through the end of Second Quarter 2024.

Cash Flows from Investing Activities

Net cash used in investing activities was $11.5 million and $22.9 million during Year-to-Date 2024 and Year-to-Date 2023, respectively. Cash used in investing activities for both periods was primarily used for investments to update our digital information technology infrastructure. The decrease in Year-to-Date 2024 was a result of the timing of capitalized expenditures in the second half of Fiscal 2023 and First Quarter 2024.

For Fiscal 2024, we plan to invest approximately $35.0 million in capital expenditures for strategic investments and infrastructure, primarily in technology and general corporate needs.

Cash Flows from Financing Activities

Net cash provided by financing activities was $6.9 million during Year-to-Date 2024, compared with net cash used in financing activities of $44.9 million during Year-to-Date 2023. The increase in net cash provided by financing activities is primarily due to borrowings on the ABL Facility.

Contractual Obligations and Off-Balance-Sheet Arrangements

There have been no material changes to our contractual obligations and off-balance-sheet arrangements as discussed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2024.

Financial Instruments with Off-Balance-Sheet Risk

The ABL Facility is available for working capital and other general corporate liquidity needs. The balance outstanding on August 2, 2024 and July 28, 2023 was $20.0 million and $70.0 million, respectively. The balance of outstanding letters of credit was $8.1 million and $8.6 million on August 2, 2024 and July 28, 2023, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

The Company’s international subsidiaries operate with functional currencies other than the U.S. dollar. Since the Company’s Condensed Consolidated Financial Statements are presented in U.S. dollars, the Company must translate all components of these financial statements from the functional currencies into U.S. dollars at exchange rates in effect during or at the end of the reporting period. Net revenue generated from the International distribution channel represented approximately 8% of our total Net revenue during the Year-to-Date 2024. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of net revenue, expenses, assets and liabilities. Assuming a 10% change in foreign currency exchange rates, our Net revenue for Year-to-Date 2024 would have increased or decreased by approximately $4.8 million. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our international subsidiaries into U.S. dollars. Foreign currency translation losses, net, for Year-to-Date 2024 totaled approximately $0.2. million related to our international subsidiaries in United Kingdom and Germany. Additionally, the Company has foreign currency denominated intercompany receivables and payables that when settled result in a transaction gain or loss. A 10% change in foreign currency exchanges rates would not result in a significant transaction gain or loss in earnings. The Company does not utilize financial instruments for trading purposes or hedging and have not used any derivative financial instruments to limit foreign currency exchange rate exposures. The Company does not consider our foreign earnings to be permanently reinvested.

As of August 2, 2024, the Company had $10.7 million of cash and cash equivalents denominated in foreign currency, principally in euro, British pound sterling and Hong Kong dollar.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation for the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of August 2, 2024, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by Rules 13a-15 under the Exchange Act during the most recently completed fiscal quarter ended August 2, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As disclosed in the Company’s Annual Report on Form 10-K for the year ended February 2, 2024, Lands’ End is the defendant in three separate lawsuits, each of which allege adverse health events and personal property damage as a result of wearing uniforms manufactured by Lands’ End: (1) Gilbert et al. v. Lands’ End, Inc., United States District Court for the Western District of Wisconsin, Civil Action No. 3:19-cv-00823-JDP, complaint filed October 3, 2019; (2) Andrews et al. v. Lands’ End, Inc., United States District Court for the Western District of Wisconsin, Civil Action No. 3:19-cv-01066-JDP, complaint filed on December 31, 2019, on behalf of 521 named plaintiffs, later amended to include 1,089 named plaintiffs; and (3) Davis et al. v. Lands’ End, Inc. and Lands’ End Business Outfitters, Inc., United States District Court for the Western District of Wisconsin, Case No. 3:20-cv-00195, complaint filed on March 4, 2020. Plaintiffs in Gilbert, Andrews, and Davis seek nationwide class certification on behalf of similarly situated Delta employees.

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

Following the entry of the Final Order by the Court on October 12, 2023, Plaintiffs filed an appeal to the Seventh Circuit. On November 13, 2023, the Court of Appeals for the Seventh Circuit issued an Order suspending the briefing schedule pending a remand to the district court for the limited purpose of issuing a revised final judgement order. On February 15, 2024, the Court of Appeals for the Seventh District remanded the case to the District Court for entry of a final judgement. On February 20, 2024, the District Court entered final judgement in favor of Lands’ End. On March 18, 2024, the Court of Appeals for the Seventh Circuit issued a briefing schedule. All briefs have been filed and the parties await the decision of the appellate court. Lands’ End continues its vigorous defense of this case and believes the claims are without merit.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended February 2, 2024, filed with the SEC on April 3, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents a month-to-month summary of information with respect to purchases of common stock made during Second Quarter 2024 pursuant to the 2024 Share Repurchase Program announced on March 15, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
May 4 - May 31	1,500	$13.48	1,500	$23,967
June 1 - July 5	152,478	$13.75	152,478	$21,984
July 6 - August 2	99,942	$16.16	99,942	$20,256
Total	253,920	$14.70	253,920

(1)
All shares of common stock were retired following purchase.
(2)
Average price paid per share excludes broker commissions and excise tax.
(3)
On March 15, 2024, the Company announced that its Board of Directors authorized the Company to repurchase up to $25.0 million of the Company’s common stock through March 31, 2026 (the “2024 Share Repurchase Program”). The 2024 Share Repurchase Program may be suspended or discontinued at any time.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended August 2, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Date: September 5, 2024