Form 10-Q
period 2024-11-01
LANDS' END, INC.
filed 2024-12-05
CIK 799288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 1, 2024

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

As of December 2, 2024, the registrant had 30,929,639 shares of common stock, $0.01 par value, outstanding.

LANDS’ END, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 1, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDS’ END, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(in thousands, except per share data)	November 1, 2024	October 27, 2023	November 1, 2024	October 27, 2023
Net revenue	$318,628	$324,735	$921,272	$957,656
Cost of sales (exclusive of depreciation and amortization)	157,483	172,142	469,262	527,529
Gross profit	161,145	152,593	452,010	430,127

Selling and administrative	140,876	135,282	403,787	377,662
Depreciation and amortization	8,153	9,595	25,850	28,439
Goodwill impairment	—	106,700	—	106,700
Other operating expense, net	2,829	2,324	8,367	2,916
Operating income (loss)	9,287	(101,308)	14,006	(85,590)
Interest expense	10,266	11,677	31,049	35,984
Other expense (income), net	352	(132)	180	(488)
Loss before income taxes	(1,331)	(112,853)	(17,223)	(121,086)
Income tax (benefit) expense	(738)	(459)	(4,937)	978
NET LOSS	$(593)	$(112,394)	$(12,286)	$(122,064)

Loss per common share
Basic	$(0.02)	$(3.52)	$(0.39)	$(3.80)
Diluted	$(0.02)	$(3.52)	$(0.39)	$(3.80)

Weighted average common shares outstanding
Basic	31,136	31,887	31,317	32,140
Diluted	31,136	31,887	31,317	32,140

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Comprehensive Operations

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(in thousands)	November 1, 2024	October 27, 2023	November 1, 2024	October 27, 2023
NET LOSS	$(593)	$(112,394)	$(12,286)	$(122,064)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	552	(1,185)	338	(404)
COMPREHENSIVE LOSS	$(41)	$(113,579)	$(11,948)	$(122,468)

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	November 1, 2024	October 27, 2023	February 2, 2024
ASSETS
Current assets
Cash and cash equivalents	$30,401	$36,821	$25,314
Restricted cash	1,912	1,833	1,976
Accounts receivable, net	35,538	31,422	35,295
Inventories, net	335,855	422,160	301,724
Prepaid expenses and other current assets	49,789	47,952	45,951
Total current assets	453,495	540,188	410,260
Property and equipment, net	109,173	121,400	118,033
Operating lease right-of-use asset	21,484	26,216	23,438
Intangible asset	257,000	257,000	257,000
Other assets	2,419	2,758	2,748
TOTAL ASSETS	$843,571	$947,562	$811,479
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$13,000	$13,750	$13,000
Accounts payable	132,116	161,426	131,922
Lease liability – current	5,196	5,754	6,024
Accrued expenses and other current liabilities	109,894	109,927	108,972
Total current liabilities	260,206	290,857	259,918
Long-term borrowings under ABL Facility	60,000	110,000	—
Long-term debt, net	227,558	215,306	236,170
Lease liability – long-term	21,116	26,065	22,952
Deferred tax liabilities	48,343	51,176	48,020
Other liabilities	2,705	3,253	2,826
TOTAL LIABILITIES	619,928	696,657	569,886
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 authorized: 480,000 shares; issued and outstanding: 31,023, 31,719 and 31,433, respectively	311	317	315
Additional paid-in capital	351,940	358,811	356,764
Accumulated deficit	(112,877)	(90,797)	(99,417)
Accumulated other comprehensive loss	(15,731)	(17,426)	(16,069)
TOTAL STOCKHOLDERS’ EQUITY	223,643	250,905	241,593
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$843,571	$947,562	$811,479

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	39 Weeks Ended
(in thousands)	November 1, 2024	October 27, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,286)	$(122,064)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	25,850	28,439
Amortization of debt issuance costs	2,035	2,456
Loss on disposal of property and equipment	67	100
Stock-based compensation	4,111	3,619
Deferred income taxes	233	5,330
Goodwill and long-lived asset impairment	3,817	106,700
Other	(463)	(583)
Change in operating assets and liabilities:
Accounts receivable, net	(241)	13,258
Inventories, net	(33,899)	2,796
Accounts payable	1,690	(4,334)
Other operating assets	(4,038)	(2,504)
Other operating liabilities	912	3,454
Net cash (used in) provided by operating activities	(12,212)	36,667
CASH FLOWS FROM INVESTING ACTIVITIES
Sales of property and equipment	20	—
Purchases of property and equipment	(22,142)	(28,535)
Net cash used in investing activities	(22,122)	(28,535)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under ABL Facility	93,000	169,000
Payments of borrowings under ABL Facility	(33,000)	(159,000)
Payments on term loan	(9,750)	(10,313)
Payments of debt issuance costs	(724)	(67)
Payments for taxes related to net share settlement of equity awards	(1,275)	(1,210)
Purchases and retirement of common stock, including excise tax paid	(8,857)	(9,788)
Net cash provided by (used in) financing activities	39,394	(11,378)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(37)	509
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	5,023	(2,737)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	27,290	41,391
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$32,313	$38,654
SUPPLEMENTAL CASH FLOW DATA
Unpaid liability to acquire property and equipment	$2,534	$3,893
Income taxes paid (refunded)	$457	$(200)
Interest paid	$27,598	$33,171
Operating lease right-of-use-assets obtained (reversal) in exchange for lease liabilities	$302	$(755)

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the 39 weeks ended November 1, 2024

(Unaudited)

	Common Stock Issued		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at February 2, 2024	31,433	$315	$356,764	$(99,417)	$(16,069)	$241,593
Net loss	—	—	—	(6,442)	—	(6,442)
Cumulative translation adjustment, net of tax	—	—	—	—	(513)	(513)
Stock-based compensation expense	—	—	1,226	—	—	1,226
Vesting of restricted shares	90	—	—	—	—	—
Common stock withheld related to net share settlement of equity awards	(31)	—	(249)	—	—	(249)
Purchases and retirement of common stock	(85)	(1)	(870)	(143)	—	(1,014)
Balance at May 3, 2024	31,407	$314	$356,871	$(106,002)	$(16,582)	$234,601
Net loss	—	—	—	(5,251)	—	(5,251)
Cumulative translation adjustment, net of tax	—	—	—	—	299	299
Stock-based compensation expense	—	—	1,432	—	—	1,432
Vesting of restricted shares	160	1	(1)	—	—	—
Common stock withheld related to net share settlement of equity awards	(57)	—	(792)	—	—	(792)
Purchases and retirement of common stock, including excise taxes	(254)	(2)	(2,742)	(1,031)	—	(3,775)
Balance at August 2, 2024	31,256	$313	$354,768	$(112,284)	$(16,283)	$226,514
Net loss	—	—	—	(593)	—	(593)
Cumulative translation adjustment, net of tax	—	—	—	—	552	552
Stock-based compensation expense	—	—	1,453	—	—	1,453
Vesting of restricted shares	34	—	—	—	—	—
Common stock withheld related to net share settlement of equity awards	(15)	—	(234)	—	—	(234)
Purchases and retirement of common stock, including excise taxes	(252)	(2)	(4,047)	—	—	(4,049)
Balance at November 1, 2024	31,023	$311	$351,940	$(112,877)	$(15,731)	$223,643

LANDS’ END, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the 39 weeks ended October 27, 2023

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

Macroeconomic Challenges

Macroeconomic issues which impact consumer discretionary spending, such as realized inflation-based price increases and high interest rates have continued to have an impact on our business. Apparel purchases historically have been influenced by domestic and global economic conditions, which may negatively impact customer demand and may require higher levels of promotion in order to attract and retain customers. Additionally, the variable interest rates associated with our Debt Facilities are negatively affected by higher interest rate environments. Macroeconomic challenges may lead to increased cost of raw materials, packaging materials, labor, energy, fuel, debt and other inputs necessary for the production and distribution of our products. Moreover, uncertainty with respect to trade policy and tariffs, including increased tariffs applicable to countries where the Company’s vendors manufacture our product, may result in an increase in the cost of the Company’s products.

Restructuring

During Fiscal 2023, the Company reduced approximately 10% of its corporate office and Hong Kong sourcing office positions and incurred restructuring charges, primarily severance and benefit and other related costs. The reductions in the Hong Kong sourcing office were organizational changes to move positions to the Company’s corporate headquarters to centralize product development to better align with the Company’s speed-to-market initiatives. The reductions in the corporate office positions were made to better align with the evolving needs of the business and to invest in key growth areas. For the 39 weeks ended November 1, 2024, the Company incurred restructuring charges, primarily severance and benefit costs, related to cost optimization of business operations and strategic initiatives.

The following table summarizes the restructuring costs recognized in Other operating expense, net in the Condensed Consolidated Statement of Operations for the 13 and 39 weeks ended November 1, 2024 and October 27, 2023:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	November 1, 2024	October 27, 2023	November 1, 2024	October 27, 2023
Employee severance and benefit costs	$1,671	$2,266	$4,351	$2,656
Other costs	131	—	131	—
Total restructuring	$1,802	$2,266	$4,482	$2,656

The following table summarizes the accrued restructuring cost activity included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets:

(in thousands)	Employee Severance and Benefit Costs	Other Costs	Total Restructuring
Balance as of February 2, 2024	$2,884	$1,100	$3,984
Estimated costs payable in cash	342	—	342
Cash payments	(2,068)	(1,100)	(3,168)
Balance as of May 3, 2024	1,158	—	1,158
Estimated costs payable in cash	2,338	—	2,338
Cash payments	(589)	—	(589)
Balance as of August 2, 2024	2,907	—	2,907
Estimated costs payable in cash	1,671	131	1,802
Cash payments	(641)	—	(641)
Foreign currency translation	2	—	2
Balance as of November 1, 2024	$3,939	$131	$4,070

Goodwill impairment assessments

In Fiscal 2023, in connection with the preparation of the financial statements for the quarter ended October 27, 2023, the Company considered the decline in the Company’s stock price and market capitalization, as well as the then current market and macroeconomic conditions, to be a triggering event for the U.S. eCommerce and Outfitters reporting units and therefore completed an interim test for impairment of goodwill for these reporting units as of October 27, 2023. The Company tested goodwill for impairment using a one-step quantitative test. The quantitative test compared the reporting unit’s fair value to its carrying value. An impairment was recorded for any excess carrying value above the reporting unit’s fair value, not to exceed the amount of goodwill. The Company estimated fair value of its reporting units using a discounted cash flow model, commonly referred to as the income approach. The income approach used a reporting unit’s projection of estimated operating results and cash flows that was discounted using a weighted-average cost of capital that reflected then current market conditions appropriate to the Company’s reporting unit. The discounted cash flow model used management’s best estimates of economic and market conditions over the projected period using the best information available, including growth rates in revenues, costs and estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions included terminal value growth rates, weighted average cost of capital and changes in future working capital requirements.

The testing resulted in goodwill impairment of the remaining $70.4 million and $36.3 million of goodwill allocated to the Company’s U.S. eCommerce and Outfitters reporting units, respectively, for the 13 and 39 weeks ended October 27, 2023.

Long-lived Asset Impairment Analysis

Property and equipment are subject to a review for impairment if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”) the Company reviewed the long-lived asset groups for impairment as of November 1, 2024.

During Second Quarter 2024, the Company considered management’s decision to replace the existing information technology infrastructure with an enterprise resource planning (“ERP”) software system within the next 18 to 24 months to be a triggering event. The Company determined that certain long-lived assets, primarily capitalized internal-use software projects and computer software, would no longer be utilized or have future benefit with the planned ERP platform and recognized impairment in the amount of $1.0 million and $3.8 million during the 13 weeks and 39 weeks ended November 1, 2024, respectively, recorded in Other operating expense, net in the Condensed Consolidated Statements of Operations.

The Company Operated store long-lived asset groups, including Operating right-of-use assets, are regularly reviewed for impairment indicators. Impairment is assessed at the individual store level which is the lowest level of identifiable cash flows and considers the estimated undiscounted cash flows over the asset’s remaining life. If estimated undiscounted cash flows are insufficient to recover the investment, an impairment loss is recognized equal to the difference between the estimated fair value of the asset and its carrying value, net of salvage, and any costs of disposition. The fair value estimate is generally the discounted amount of estimated store-specific cash flows. No impairment was recognized for Operating lease right-of-use assets and property and equipment, net for any individual identified Company Operated stores as of November 1, 2024 and October 27, 2023, respectively.

The Company reviewed the remaining long-lived asset groups for impairment as of November 1, 2024. The Company assessed the recoverability of our long-lived asset groups by comparing their projected undiscounted cash flows associated over remaining estimated useful lives of the primary asset in the long-lived asset group against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. As a result of the testing, the undiscounted cash flows of the remaining asset groups exceeded their respective carrying amounts resulting in no impairment as of November 1, 2024.

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

In November 2024, FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). Under ASU 2024-03, a public entity would be required to disclose information about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. ASU 2024-03 allows for early adoption and requires either prospective adoption to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. The Company is currently assessing the impact of ASU 2024-03 on the Company’s Condensed Consolidated Financial Statement disclosures.

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

The following table summarizes the components of basic and diluted loss per share:

	13 Weeks Ended		39 Weeks Ended
(in thousands, except per share amounts)	November 1, 2024	October 27, 2023	November 1, 2024	October 27, 2023
Net loss	$(593)	$(112,394)	$(12,286)	$(122,064)

Basic weighted average common shares outstanding	31,136	31,887	31,317	32,140
Dilutive impact of stock awards	—	—	—	—
Diluted weighted average common shares outstanding	31,136	31,887	31,317	32,140

Loss per share
Basic	$(0.02)	$(3.52)	$(0.39)	$(3.80)
Diluted	$(0.02)	$(3.52)	$(0.39)	$(3.80)

Anti-dilutive shares excluded from diluted loss per common share calculation	566	833	769	1,029

Stock awards are considered anti-dilutive based on the application of the treasury stock method or in the event of a net loss.

NOTE 4. OTHER COMPREHENSIVE LOSS

Other comprehensive income (loss) encompasses all changes in equity other than those arising from transactions with stockholders and is comprised solely of foreign currency translation adjustments. Our foreign subsidiaries use their foreign currency as their functional currency. Functional currency assets and liabilities are translated into U.S. Dollars using exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates during the period. Resulting translation gains and losses are reported in other comprehensive income (loss), until the substantial liquidation of a subsidiary, at which time accumulated translation gains or losses are reclassified into net income (loss).

	13 Weeks Ended		39 Weeks Ended
(in thousands)	November 1, 2024	October 27, 2023	November 1, 2024	October 27, 2023
Beginning balance: Accumulated other comprehensive loss (net of tax of $3,989, $4,317, $4,271 and $4,525, respectively)	$(16,283)	$(16,241)	$(16,069)	$(17,022)
Other comprehensive income (loss):
Foreign currency translation adjustments (net of tax of $192, $315, ($90) and $107, respectively)	552	(1,185)	338	(404)
Ending balance: Accumulated other comprehensive loss (net of tax of $4,181, $4,632, $4,181 and $4,632, respectively)	$(15,731)	$(17,426)	$(15,731)	$(17,426)

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

The following table summarizes the Company’s ABL Facility borrowing availability:

	November 1, 2024		October 27, 2023		February 2, 2024
(in thousands)	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
ABL Facility limit	$275,000		$275,000		$275,000
Borrowing Base	161,447		275,000		176,311

Outstanding borrowings	60,000	6.13%	110,000	6.93%	—
Outstanding letters of credit	11,129		8,894		9,070
ABL Facility utilization at end of period	71,129		118,894		9,070

ABL Facility borrowing availability	$90,318		$156,106		$167,241

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

The ABL Facility fees include (i) commitment fees of 0.25% based upon the average daily unused commitment (aggregate commitment less loans and letter of credit outstanding) under the ABL Facility for the preceding fiscal quarter, (ii) customary letter of credit fees and (iii) customary annual agent fees. As of November 1, 2024, the Company had $60.0 million borrowings outstanding under the ABL Facility.

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

The Current Term Loan Facility will mature on December 29, 2028, and amortizes at a rate equal to 1.25% per quarter. Depending upon the Company’s Total Leverage Ratio, as defined in the Current Term Loan Facility, mandatory prepayments in an amount equal to a percentage of the Company’s excess cash flows in each fiscal year, ranging from 0% to 75% are required. The Current Term Loan Facility also has typical prepayment requirements for the proceeds of certain asset sales, casualty events and extraordinary receipts. Voluntary prepayment and certain mandatory prepayments made (i) on or before December 29, 2024 would result in a prepayment premium equal to 3% of the principal amount of the loan prepaid plus a yield maintenance fee, (ii) between December 30, 2024 and December 29, 2025 would result in a prepayment premium equal to 2% of the principal amount of the loan prepaid, (iii) between December 30, 2025 and December 29, 2026, would result in a prepayment premium equal to 1% of the principal amount of the loan prepaid, (iv) between December 30, 2026 and December 29, 2027, would result in a prepayment premium equal to 0.5% of the principal amount of the loan prepaid and (v) thereafter no prepayment premium is due.

The Company’s long-term debt consisted of the following:

	November 1, 2024		October 27, 2023		February 2, 2024
(in thousands)	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Former Term Loan Facility	$—	—%	$233,750	15.18%	$—	—%
Current Term Loan Facility	250,250	13.22%	—	—%	260,000	13.70%
Less: Current portion of long-term debt	13,000		13,750		13,000
Less: Unamortized debt issuance costs	9,692		4,694		10,830
Long-term debt, net	$227,558		$215,306		$236,170

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

Both the Current Term Loan Facility and the Former Term Loan Facility contain customary agency fees.

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

As of November 1, 2024, the Company was in compliance with its financial covenants in the Debt Facilities.

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
•
Performance Awards are in the form of restricted stock units and have, in addition to a service requirement, financial performance criteria and/or stock performance criteria that must be achieved for the awards to be earned. For Performance Awards with financial performance criteria, the Target Shares earned can range from 50% to 200% (such result, the “Earned Shares”) once minimum thresholds have been reached and depend on the achievement of certain financial measures for the cumulative period comprised of three-consecutive fiscal years beginning with the fiscal year of the grant date. Performance Awards are also subject to limitations under the Company’s stockholder approved stock plans. The applicable percentage of the Target Shares, as determined by the applicable performance measure, vest after the completion of the applicable three-year performance period and upon determination of achievement of the performance measures by the Compensation Committee of the Board of Directors. Unearned Target Shares are forfeited.

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

For the Performance Awards granted in Fiscal 2024 with stock performance criteria, the Target Shares earned can range from 0% to 100% based on the Company’s highest average per share common stock closing price, measured over any 20 consecutive trading-day period during the three-consecutive fiscal years beginning with the fiscal year of the grant date.

The grant date fair value of the Performance Awards granted prior to Fiscal 2023, as well as the portion of the Fiscal 2024 Performance Awards with financial performance criteria, are based on the closing price of the Company’s common stock on the grant date.

The grant date fair value for both the Performance Awards granted in Fiscal 2024 with stock performance criteria and the Performance Awards granted in Fiscal 2023 with a relative TSR modifier are based on the Monte Carlo simulation model.

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

The following table provides a summary of the Company’s stock-based compensation expense, which is included in Selling and administrative expense in the Condensed Consolidated Statements of Operations:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	November 1, 2024	October 27, 2023	November 1, 2024	October 27, 2023
Deferred awards	$765	$1,322	$2,630	$3,543
Performance awards (1)	585	300	1,170	(236)
Option awards	103	104	311	312
Total stock-based compensation expense	$1,453	$1,726	$4,111	$3,619

(1)
Net credit expense for the 39 weeks ended October 27, 2023 includes a reduction of the accrual for Performance Awards based on actual and projected results relative to performance measures.

Deferred Awards

The following table provides a summary of the Deferred Awards activity for the 39 weeks ended November 1, 2024:

	Deferred Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested Deferred Awards as of February 2, 2024	959	$11.44
Granted	310	11.38
Vested	(284)	14.32
Forfeited or expired	(223)	10.48
Unvested Deferred Awards as of November 1, 2024	762	$10.62

Total unrecognized stock-based compensation expense related to unvested Deferred Awards was approximately $5.1 million as of November 1, 2024, which is expected to be recognized ratably over a weighted average period of 1.9 years. The total fair value of Deferred Awards vested during the 39 weeks ended November 1, 2024 and October 27, 2023 was $4.1 million and $5.1 million, respectively. The Deferred Awards granted to employees during the 39 weeks ended November 1, 2024 vest over a period of three years.

Performance Awards

The following table provides a summary of the Performance Awards activity for the 39 weeks ended November 1, 2024:

	Performance Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested Performance Awards as of February 2, 2024	607	$13.14
Granted	264	10.30
Change in estimate - performance	(57)	29.95
Vested	—	—
Forfeited or expired	(122)	11.46
Unvested Performance Awards as of November 1, 2024	692	$10.99

Total unrecognized stock-based compensation expense related to unvested Performance Awards was approximately $3.4 million as of November 1, 2024 which is expected to be recognized ratably over a weighted average period of 2.0 years. The Performance Awards granted to employees during the 39 weeks ended November 1, 2024 vest, if earned, after completion of the applicable three-year performance period. The fair value of the 87,840 Performance Awards with stock performance criteria granted during the 39 weeks ended November 1, 2024 was estimated at $8.29 per share on the grant date using a Monte Carlo simulation.

Option Awards

The following table provides a summary of the Option Awards activity for the 39 weeks ended November 1, 2024:

	Option Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Option Awards outstanding as of February 2, 2024	511	$16.08
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(294)	18.10
Option Awards outstanding as of November 1, 2024	217	$13.34

The following table provides a summary of information about the Option Awards vested and expected to vest during the contractual term, as well as Option Awards exercisable as of November 1, 2024:

(in thousands, except contractual life and exercise price amounts)	Option Awards	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Option Awards vested and expected to vest	217	6.77	$13.34	$887
Option Awards exercisable	133	5.98	$14.93	$444

Total unrecognized stock-based compensation expense related to Option Awards expected to vest was approximately $0.4 million as of November 1, 2024, which is expected to be recognized over a weighted average period of 1.1 years.

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

On March 15, 2024, the Company announced that its Board of Directors authorized the Company to repurchase up to $25.0 million of the Company’s common stock through March 31, 2026 (the “2024 Share Repurchase Program”). Under the 2024 Share Repurchase Program, the Company may repurchase its common stock through open market purchases, in privately negotiated transactions, or by other means in accordance with federal securities laws, including Rule 10b-18 of the Exchange Act. The amount and timing of purchases will be determined by the Company’s management depending upon market conditions and other factors and may be made pursuant to a Rule 10b5-1 trading plan. The 2024 Share Repurchase Program may be suspended or discontinued at any time. As of November 1, 2024, additional purchases of up to $16.2 million could be made under the 2024 Share Repurchase Program. All repurchases are subject to compliance with the Current Term Loan Facility which imposes a per fiscal year limitation on share repurchases.

The following table summarizes the Company’s share repurchases for the 13 and 39 weeks ended November 1, 2024 (under the 2024 Share Repurchase Program) and October 27, 2023 (under the 2022 Share Repurchase Program):

	13 Weeks Ended		39 Weeks Ended
(Shares and $ in thousands except average per share cost)	November 1, 2024	October 27, 2023	November 1, 2024	October 27, 2023
Number of shares repurchased	252	346	591	1,179
Total cost	$4,008	$2,992	$8,752	$9,764
Average per share cost (1)	$15.88	$8.65	$14.80	$8.28

(1)
Average price paid per share excludes broker commissions and excise taxes.

The Company retired all shares that were repurchased through the 2024 Share Repurchase Program and the 2022 Share Repurchase Program during the 39 weeks ended November 1, 2024 and October 27, 2023, respectively. In accordance with FASB ASC 505—Equity, the par value of the shares retired was charged against Common stock and the remaining purchase price, including any broker commissions and excise taxes paid, was either (i) allocated between Additional paid-in capital and Retained earnings, or (ii) charged directly against Additional paid-in capital. To the extent the shares are repurchased at a price less than that of initial issuance, or to the extent the Company does not have sufficient reserves in Retained earnings at the time of repurchase, the excess of the purchase price over par value is accounted for entirely as a deduction from Additional paid-in capital.

NOTE 8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	November 1, 2024	October 27, 2023	February 2, 2024
Deferred gift card revenue	$33,456	$33,742	$35,604
Accrued employee compensation and benefits	27,410	19,313	28,449
Reserve for sales returns and allowances	19,338	22,009	21,560
Deferred revenue	10,342	13,800	4,314
Accrued property, sales and other taxes	9,983	10,298	8,795
Other	9,365	10,765	10,250
Total Accrued expenses and other current liabilities	$109,894	$109,927	$108,972

NOTE 9. FAIR VALUE MEASUREMENTS OF FINANCIAL ASSETS AND LIABILITIES

Cash and cash equivalents and restricted cash is reflected on the Condensed Consolidated Balance Sheets at fair value based on Level 1 inputs. Cash and cash equivalents and restricted cash amounts are valued based upon statements received from financial institutions. The fair value of restricted cash was $1.9 million, $1.8 million and $2.0 million as of November 1, 2024, October 27, 2023 and February 2, 2024, respectively.

Carrying amounts and fair values of long-term debt, including current portion, in the Condensed Consolidated Balance Sheets are as follows:

	November 1, 2024		October 27, 2023		February 2, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$250,250	$254,695	$233,750	$233,750	$260,000	$258,139

The Company’s valuation of long-term debt, including current portion, at fair value is considered a Level 3 instrument under the fair value hierarchy. The Company’s valuation techniques include the Black-Derman-Toy (“BDT”) model as well as market inputs from management. The BDT modeling approach is particularly relevant given the Current Term Loan Facility’s features, including the optional redemption provision. There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis as of November 1, 2024, October 27, 2023 and February 2, 2024.

NOTE 10. INCOME TAXES

Provision for Income Taxes

At the end of each quarter, the Company estimates its effective income tax rate pursuant to ASC 740. The rate for the period consists of the tax rate expected to be applied for the full year to ordinary income adjusted for any discrete items recorded in the period.

The Company recorded a tax benefit at an overall effective tax rate of 55.4% for the 13 weeks ended November 1, 2024, and a tax benefit at an overall effective tax rate of 0.4% for the 13 weeks ended October 27, 2023. The Company recorded a tax benefit at an overall rate of 28.7% for the 39 weeks ended November 1, 2024, and a tax expense at an overall rate of (0.8)% for the 39 weeks ended October 27, 2023. The overall effective tax rates for the 13 and 39 weeks ended November 1, 2024, vary from the U.S. federal statutory rate of 21% as a result of state taxes, non-deductible expenses, and the impacts of certain state audit closures and stock-based compensation adjustments. The overall effective tax rate for the 13 and 39 weeks ended October 27, 2023, reflects the impacts resulting from the impairment of goodwill recorded in the 13 weeks ended October 27, 2023.

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

NOTE 12. SEGMENT REPORTING

For the 39 weeks ended November 1, 2024, the Company’s operating segments consisted of: U.S. eCommerce, Europe eCommerce, Outfitters, Third Party and Retail.

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

•
Retail sells products through the Company Operated stores.

Net revenue is presented by distribution channel in the following tables:

	13 Weeks Ended	% of Net	13 Weeks Ended	% of Net
(in thousands)	November 1, 2024	Revenue	October 27, 2023	Revenue
Net revenue:
U.S. eCommerce	$186,071	58.4%	$190,153	58.6%
International	25,012	7.9%	26,242	8.0%
Outfitters	73,372	23.0%	74,317	22.9%
Third Party	25,528	8.0%	23,980	7.4%
Retail	8,645	2.7%	10,043	3.1%
Total Net revenue	$318,628		$324,735

	39 Weeks Ended	% of Net	39 Weeks Ended	% of Net
(in thousands)	November 1, 2024	Revenue	October 27, 2023	Revenue
Net revenue:
U.S. eCommerce	$544,939	59.2%	$563,776	58.9%
International	72,930	7.8%	74,452	7.7%
Outfitters	179,208	19.5%	216,270	22.6%
Third Party	93,096	10.1%	71,364	7.5%
Retail	31,099	3.4%	31,794	3.3%
Total Net revenue	$921,272		$957,656

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

The Company’s revenue is disaggregated by distribution channel and geographic location. Revenue by distribution channel is presented in Note 12, Segment Reporting. Revenue by geographic location was:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	November 1, 2024	October 27, 2023	November 1, 2024	October 27, 2023
Net revenue:
United States	$289,223	$294,103	$837,771	$871,160
Europe	25,617	26,693	74,255	75,875
Other	3,788	3,939	9,246	10,621
Total Net revenue	$318,628	$324,735	$921,272	$957,656

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

In certain agreements, the Company agreed to perform transitional activities, such as marketing costs, for the licensed products. The Company receives reimbursement for such costs. The amount of these reimbursements, which are recorded as a reduction of Selling and administrative expenses in the Condensed Consolidated Statements of Operations, for the 13 and 39 weeks ended November 1, 2024 was $3.5 million and $6.8 million, respectively.

Contract Liabilities

Contract liabilities consist of payments received in advance of the transfer of control to the customer. As products are delivered and control transfers, the Company recognizes the deferred revenue in Net revenue in the Condensed Consolidated Statements of Operations. The following table summarizes the deferred revenue associated with payments received in advance of the transfer of control to the customer, reported in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets, and amounts recognized through Net revenue for each period presented. The majority of deferred revenue as of November 1, 2024 is expected to be recognized in Net revenue in the fiscal quarter ending January 31, 2025, as products are delivered to customers.

	13 Weeks Ended		39 Weeks Ended
(in thousands)	November 1, 2024	October 27, 2023	November 1, 2024	October 27, 2023
Deferred revenue beginning of period	$9,302	$8,081	$4,314	$7,484
Deferred revenue recognized in period	$(9,088)	(7,867)	(4,100)	(7,270)
Revenue deferred in period	$10,128	13,586	10,128	13,586
Deferred revenue end of period	$10,342	$13,800	$10,342	$13,800

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

	13 Weeks Ended		39 Weeks Ended
(in thousands)	November 1, 2024	October 27, 2023	November 1, 2024	October 27, 2023
Balance as of beginning of period	$34,179	$33,556	$35,604	$33,029
Gift cards issued	15,493	14,275	45,111	43,062
Gift cards redeemed	(15,323)	(13,168)	(43,535)	(39,851)
Gift card breakage	(893)	(921)	(3,724)	(2,498)
Balance as of end of period	$33,456	$33,742	$33,456	$33,742

Refund Liabilities

Refund liabilities, primarily associated with product sales returns and retrospective volume rebates, represent variable consideration and are estimated and recorded as a reduction to Net revenue based on historical experience. Refund liabilities, primarily associated with estimated product returns, were $19.3 million, $22.0 million and $21.6 million as of November 1, 2024, October 27, 2023 and February 2, 2024, respectively, and reported in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Information” below, “Item 1A. Risk Factors” in our Annual Report filed on Form 10-K for the year ended February 2, 2024 and “Part II, Item 1A Risk Factors” of this Quarterly Report on Form 10-Q, for a discussion of the uncertainties, risks and assumptions associated with these statements.

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
•
GMV – Gross merchandise value equals total order value of all Lands’ End branded merchandise sold to customers through business-to-consumer and business-to-business channels, as well as the retail value of the merchandise sold through third party distribution channels.
•
LIBOR – London inter-bank offered rate
•
SOFR – Secured Overnight Funding Rate
•
Term Loan Adjusted SOFR – SOFR plus adjustments of either (a) 0.11448% for a one-month interest period, (b) 0.26161% for a three-month interest period, or (c) 0.42826% for a six-month interest period

•
Third Quarter 2024 – The 13 weeks ended November 1, 2024
•
Third Quarter 2023 – The 13 weeks ended October 27, 2023
•
Year-to-Date 2024 – The 39 weeks ended November 1, 2024
•
Year-to-Date 2023 – The 39 weeks ended October 27, 2023

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

Macroeconomic Challenges

Macroeconomic issues which impact consumer discretionary spending, such as realized inflation-based price increases and high interest rates, have continued to have an impact on our business. Apparel purchases historically have been influenced by domestic and global economic conditions, which may negatively impact customer demand and may require higher levels of promotion in order to attract and retain customers. Additionally, the variable interest rates associated with our Debt Facilities are negatively affected by higher interest rate environments. Macroeconomic challenges may lead to increased cost of raw materials, packaging materials, labor, energy, fuel, debt and other inputs necessary for the production and distribution of our products. Moreover, uncertainty with respect to trade policy and tariffs, including increased tariffs applicable to countries where our vendors manufacture our product, may result in an increase in the cost of our products.

Restructuring

During Fiscal 2023, we reduced approximately 10% of our corporate office and Hong Kong sourcing office positions and incurred restructuring charges, primarily severance and benefit and other related costs. The reductions in the Hong Kong sourcing office were organizational changes to move positions to our corporate headquarters to centralize product development to better align with our speed-to-market initiatives. The reductions in the corporate office positions were made to better align with the evolving needs of the business and to invest in key growth areas. For the 39 weeks ended November 1, 2024, we incurred restructuring charges, primarily severance and benefit costs, related to cost optimization of business operations and strategic initiatives.

We incurred $1.8 million and $2.3 million of restructuring costs during the Third Quarter 2024 and Third Quarter 2023, respectively. Restructuring costs of $4.5 million and $2.7 million were incurred Year-to-Date 2024 and Year-to-Date 2023, respectively, and were recorded in Other operating expense, net in the Condensed Consolidated Statement of Operations.

As of November 1, 2024, approximately $4.1 million of restructuring costs incurred had yet to be paid and are included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

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

Results of Operations

The following tables set forth, for the periods indicated, selected income statement data, both in dollars and as a percentage of Net revenue:

	13 Weeks Ended
(in thousands)	November 1, 2024		October 27, 2023
Net revenue	$318,628	100.0%	$324,735	100.0%
Cost of sales (exclusive of depreciation and amortization)	157,483	49.4%	172,142	53.0%
Gross profit	161,145	50.6%	152,593	47.0%
Selling and administrative	140,876	44.2%	135,282	41.7%
Depreciation and amortization	8,153	2.6%	9,595	3.0%
Goodwill impairment	—	—	106,700	32.9%
Other operating expense, net	2,829	0.9%	2,324	0.7%
Operating income (loss)	9,287	2.9%	(101,308)	(31.2)%
Interest expense	10,266	3.2%	11,677	3.6%
Other expense (income), net	352	0.1%	(132)	(0.0)%
Loss before income taxes	(1,331)	(0.4)%	(112,853)	(34.8)%
Income tax benefit	(738)	(0.2)%	(459)	(0.1)%
NET LOSS	$(593)	(0.2)%	$(112,394)	(34.6)%

	39 Weeks Ended
(in thousands)	November 1, 2024		October 27, 2023
Net revenue	$921,272	100.0%	$957,656	100.0%
Cost of sales (exclusive of depreciation and amortization)	469,262	50.9%	527,529	55.1%
Gross profit	452,010	49.1%	430,127	44.9%
Selling and administrative	403,787	43.8%	377,662	39.4%
Depreciation and amortization	25,850	2.8%	28,439	3.0%
Goodwill impairment	—	—	106,700	11.1%
Other operating expense, net	8,367	0.9%	2,916	0.3%
Operating income (loss)	14,006	1.5%	(85,590)	(8.9)%
Interest expense	31,049	3.4%	35,984	3.8%
Other expense (income), net	180	0.0%	(488)	(0.1)%
Loss before income taxes	(17,223)	(1.9)%	(121,086)	(12.6)%
Income tax (benefit) expense	(4,937)	(0.5)%	978	0.1%
NET LOSS	$(12,286)	(1.3)%	$(122,064)	(12.7)%

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

•
Other significant non-recurring or non-operational items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of results and are described below:
•
Goodwill and long-lived asset impairment – charges associated with the non-cash write down of goodwill and certain long-lived assets for the 13 and 39 weeks ended November 1, 2024 and October 27, 2023.
•
Exit costs – charges associated to exit the kids and footwear lines of business including excess and obsolescence reserves, inventory discounts and operational charges recorded in the 39 weeks ended November 1, 2024 in conjunction with our licensing arrangements which commenced in Fiscal 2024.

•
Restructuring – primarily severance and benefit costs for the 13 and 39 weeks ended November 1, 2024 and October 27, 2023.
•
Lands’ End Japan closure – closing costs, net of other operating income, recorded for the 13 and 39 weeks ended October 27, 2023.

The following tables set forth, for the periods indicated, a reconciliation of Net loss to Adjusted net income (loss) and Adjusted diluted earnings (loss) per share:

Unaudited	13 Weeks Ended
(in thousands, except per share amounts)	November 1, 2024	October 27, 2023
Net loss	$(593)	$(112,394)
Goodwill and long-lived asset impairment	1,012	106,700
Restructuring	1,802	2,266
Lands’ End Japan closure	—	23
Tax effects on adjustments (1)	(436)	(159)
ADJUSTED NET INCOME (LOSS)	$1,785	$(3,564)
ADJUSTED DILUTED EARNINGS (LOSS) PER SHARE	$0.06	$(0.11)

Diluted weighted average common shares outstanding	31,654	31,887

(1)
The tax impact of adjustments is calculated at the applicable U.S. and non-U.S. Federal and State statutory rates.

Unaudited	39 Weeks Ended
(in thousands, except per share amounts)	November 1, 2024	October 27, 2023
Net loss	$(12,286)	$(122,064)
Goodwill and long-lived asset impairment	3,817	106,700
Exit costs	687	—
Restructuring	4,482	2,656
Lands’ End Japan closure	—	122
Tax effects on adjustments (1)	(1,820)	(200)
ADJUSTED NET LOSS	$(5,120)	$(12,786)
ADJUSTED DILUTED LOSS PER SHARE	$(0.16)	$(0.40)

Diluted weighted average common shares outstanding	31,317	32,140

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

•
Other significant items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of results and are described below:

•
Goodwill and long-lived asset impairment – charges associated with the non-cash write down of goodwill and certain long-lived assets for the 13 and 39 weeks ended November 1, 2024 and October 27, 2023.

•
Exit costs – charges associated to exit the kids and footwear lines of business including excess and obsolescence reserves, inventory discounts and operational charges recorded in the 39 weeks ended November 1, 2024 in conjunction with our licensing arrangements which commenced in Fiscal 2024.

•
Restructuring – primarily severance and benefit costs for the 13 and 39 weeks ended November 1, 2024 and October 27, 2023.

•
Lands’ End Japan closure – closing costs, net of other operating income, recorded for the 13 and 39 weeks ended October 27, 2023.

•
Net gain or loss on disposal of property and equipment – disposal of property and equipment for the 13 and 39 weeks ended November 1, 2024 and the 39 weeks ended October 27, 2023.

•
Other – amortization of transaction related costs associated with our Third Party distribution channel expenses for the 39 weeks ended October 27, 2023.

The following table sets forth, for the periods indicated, selected income statement data, both in dollars and as a percentage of Net revenue and a reconciliation of Net loss to Adjusted EBITDA:

Unaudited	13 Weeks Ended
(in thousands)	November 1, 2024		October 27, 2023
Net loss	$(593)	(0.2)%	$(112,394)	(34.6)%
Income tax benefit	(738)	(0.2)%	(459)	(0.1)%
Interest expense	10,266	3.2%	11,677	3.6%
Other expense (income), net	352	0.1%	(132)	(0.0)%
Operating income (loss)	9,287	2.9%	(101,308)	(31.2)%
Depreciation and amortization	8,153	2.6%	9,595	3.0%
Goodwill and long-lived asset impairment	1,012	0.3%	106,700	32.9%
Restructuring	1,802	0.6%	2,266	0.7%
Lands’ End Japan closure	—	—%	23	0.0%
Loss on disposal of property and equipment	15	0.0%	—	—%
Adjusted EBITDA	$20,269	6.4%	$17,276	5.3%

Unaudited	39 Weeks Ended
(in thousands)	November 1, 2024		October 27, 2023
Net loss	$(12,286)	(1.3)%	$(122,064)	(12.7)%
Income tax benefit	(4,937)	(0.5)%	978	0.1%
Interest expense	31,049	3.4%	35,984	3.8%
Other expense (income), net	180	0.0%	(488)	(0.1)%
Operating income (loss)	14,006	1.5%	(85,590)	(8.9)%
Depreciation and amortization	25,850	2.8%	28,439	3.0%
Goodwill and long-lived asset impairment	3,817	0.4%	106,700	11.1%
Exit costs	687	0.1%	—	—%
Restructuring	4,482	0.5%	2,656	0.3%
Lands’ End Japan closure	—	—%	122	0.0%
Loss on disposal of property and equipment	67	0.0%	100	0.0%
Other	—	—%	189	0.0%
Adjusted EBITDA	$48,909	5.3%	$52,616	5.5%

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

We use Net revenue to evaluate revenue performance for the U.S. eCommerce, International, Outfitters and Third Party distribution channels. We use GMV, which equals total order value of all Lands’ End branded merchandise sold to customers through business-to-consumer and business-to-business channels, as well as the retail value of the merchandise sold through third party distribution channels, as an important indicator of the performance of the comparable growth of the total brand. For our Retail distribution channel, we use Same Store Sales as a key measure in evaluating performance. A Company Operated store is included in U.S. Same Store Sales calculations when it has been open for at least 14 months. Online sales and sales generated through our in-store web portal are considered revenue in our U.S. eCommerce and are excluded from U.S. Same Store Sales.

Discussion and Analysis

Third Quarter 2024 compared with Third Quarter 2023

Gross Merchandise Value

Gross Merchandise Value (“GMV”) increased low-double digits compared to Third Quarter 2023.

Net Revenue

Net revenue was $318.6 million for Third Quarter 2024, a decrease of $6.1 million or 1.9%, from $324.7 million during Third Quarter 2023. Excluding the impact of transitioning kids and footwear products to licensing arrangements, Net revenue increased by 3.4%.

U.S. eCommerce Net revenue was $186.1 million for Third Quarter 2024, a decrease of $4.1 million or 2.2%, from $190.2 million during Third Quarter 2023. The decrease in U.S. eCommerce was primarily driven by the transition of kids and footwear products from a direct to a license model, lower promotional activity and improved inventory management resulting in increased gross profit from higher gross margins. Excluding the impact of transitioning kids and footwear products to licensing arrangements, U.S. eCommerce Net revenue increased by 11.9%.

International eCommerce Net revenue was $25.0 million for Third Quarter 2024, a decrease of $1.2 million or 4.6%, from $26.2 million during Third Quarter 2023. The decrease in International eCommerce was primarily driven by lower promotional activity and a decrease in markdown and clearance sales compared to the Third Quarter 2023.

Outfitters Net revenue was $73.4 million for Third Quarter 2024, a decrease of $0.9 million or 1.2%, from $74.3 million during Third Quarter 2023. The business uniform channel increased year-over-year primarily due to the strength in national accounts. The school uniform channel decreased primarily due to the timing of customer orders earlier in the back-to-school season as compared to the prior year.

Third Party Net revenue was $25.5 million for Third Quarter 2024, an increase of $1.5 million or 6.3%, from $24.0 million during Third Quarter 2023. The increase was primarily due to revenue generated from licensing arrangements.

Retail Net revenue was $8.6 million for Third Quarter 2024, a decrease of $1.4 million or 14.0%, from $10.0 million during Third Quarter 2023. Our U.S. Company Operated stores experienced a decrease of 0.9% in Same Store Sales as compared to Third Quarter 2023. On November 1, 2024 there were 24 U.S. Company Operated stores, compared to 26 U.S. Company Operated stores on October 27, 2023.

Gross Profit

Gross profit was $161.1 million for Third Quarter 2024, an increase of $8.5 million or 5.6% from $152.6 million during Third Quarter of 2023. Gross margin increased approximately 360 basis points to 50.6% in Third Quarter 2024, compared with 47.0% in Third Quarter 2023. The gross margin improvement was primarily driven by lower promotional activity, leveraging the strength in product solutions and newness across the channels and improved supply chain costs.

Selling and Administrative Expenses

Selling and administrative expenses increased $5.6 million to $140.9 million or 44.2% of total Net revenue in Third Quarter 2024 compared with $135.3 million or 41.7% of Net revenue in Third Quarter 2023. The approximately 250 basis points increase was primarily driven by higher digital marketing spend focused on new customer acquisition.

Depreciation and Amortization

Depreciation and amortization expense decreased $1.4 million to $8.2 million in Third Quarter 2024 compared with $9.6 million in Third Quarter 2023. The decrease in depreciation and amortization is primarily driven by lower software depreciation in Third Quarter 2024 as a result of major software projects becoming fully depreciated.

Goodwill Impairment

There was no goodwill impairment in Third Quarter 2024 compared to $106.7 million in Third Quarter 2023. In Third Quarter 2023, we recorded goodwill impairment of the remaining $70.4 million and $36.3 million of goodwill allocated to our U.S. eCommerce and Outfitters reporting units, respectively, due to the decline in our stock price and market capitalization, as well as the then market conditions and macroeconomic conditions.

Other Operating Expense

Other operating expense, net was $2.8 million in Third Quarter 2024 compared to $2.3 million in Third Quarter 2023. The increase was attributed to a $1.0 million non-cash charge related to long-lived asset impairment offset by $0.5 million lower restructuring costs in Third Quarter 2024.

Operating Income (Loss)

As a result of above factors, Operating income was $9.3 million in Third Quarter 2024 compared to Operating loss of $101.3 million in Third Quarter 2023.

Interest Expense

Interest expense was $10.3 million in Third Quarter 2024 compared to $11.7 million in Third Quarter 2023. The $1.4 million decrease was primarily driven by lower ABL Facility interest related to lower average outstanding balances and lower applicable interest rates under the Current Term Loan Facility.

Other Expense (Income)

Other expense was $0.4 million in Third Quarter 2024 compared to Other income of $0.1 million in Third Quarter 2023.

Income Tax (Benefit) Expense

We recorded an income tax benefit at an overall effective rate of 55.4% for the Third Quarter 2024 and an income tax benefit at an overall effective rate of 0.4% for the Third Quarter 2023. The overall effective tax rate for the Third Quarter 2024 varies from the U.S. federal statutory rate of 21% as a result of state taxes, non-deductible expenses, and the impacts of certain state audit closures and stock-based compensation adjustments. The overall effective tax rate for the Third Quarter 2023 reflects the impacts resulting from the impairment of goodwill recorded in the Third Quarter 2023.

Net Income (Loss)

As a result of the above factors, Net loss was $0.6 million and diluted loss per share was $0.02 in Third Quarter 2024 compared with Net loss of $112.4 million and diluted loss per share was $3.52 in Third Quarter 2023. Third Quarter 2023 Net loss includes a non-cash goodwill impairment charge of $106.7 million.

Adjusted Net Income (Loss)

Adjusted net income was $1.8 million and Adjusted diluted earnings per share was $0.06 in Third Quarter 2024 compared to Adjusted net loss of $3.6 million and Adjusted diluted loss per share of $0.11 in Third Quarter 2023.

Adjusted EBITDA

As a result of the above factors, Adjusted EBITDA was $20.3 million in Third Quarter 2024 and $17.3 million in Third Quarter 2023, respectively.

Year-to-Date 2024 compared with Year-to-Date 2023

Gross Merchandise Value

Gross Merchandise Value (“GMV”) increased low-single digits compared to Year-to-Date 2023.

Net Revenue

Net revenue was $921.3 million for Year-to-Date 2024 a decrease of $36.4 million or 3.8% from $957.7 million during Year-to-Date 2023. Excluding the $31.2 million in revenue from inventory sales to Delta Air Lines at the conclusion of their five-year contract in the First Quarter 2023, Net revenue Year-to-Date 2024 decreased 0.6%.

U.S. eCommerce Net revenue was $544.9 million for Year-to-Date 2024, a decrease of $18.9 million or 3.4%, from $563.8 million during the Year-to-Date 2023. The decrease in U.S. eCommerce was primarily driven by the transition of kids and footwear products from a direct to a license model, continued promotional productivity within swim, outerwear and newness in adjacent product categories and improved inventory management resulting in higher margins with lower clearance inventory sales. Excluding the impact of transitioning kids and footwear products to licensing arrangements, U.S. eCommerce Year-to-Date 2024 revenue increased by 7.2%.

International eCommerce Net revenue was $72.9 million for Year-to-Date 2024, a decrease of $1.5 million or 2.0%, from $74.4 million during the Year-to-Date 2023. The decrease in International eCommerce was primarily driven by the continued focus on gross margin improvement through higher gross profit sales as well as a decrease in markdown and clearance sales Year-to-Date 2024.

Outfitters Net revenue was $179.2 million for Year-to-Date 2024, a decrease of $37.1 million or 17.2%, from $216.3 million during the Year-to-Date 2023. The decrease Year-to-Date 2024 was primarily driven by inventory sales to Delta Air Lines at the conclusion of their five-year contract in the First Quarter 2023. Excluding the $31.2 million revenue from the Delta Air Lines business, Net revenue for the Outfitters business decreased by 3.2%.

Third Party Net revenue was $93.1 million for Year-to-Date 2024, an increase of $21.7 million or 30.4% from $71.4 million during the Year-to-Date 2023. The increase was primarily due to revenue generated from licensing arrangements including $10.5 million of Lands’ End produced inventory sold to a licensee in First Quarter 2024 in connection with the transition of kids products from a direct to a license model.

Retail Net revenue was $31.1 million for Year-to-Date 2024, a decrease of $0.7 million or 2.2%, from $31.8 million during the Year-to-Date 2023. Our U.S. Company Operated stores experienced an increase of 7.9% in Same Store Sales as compared to Year-to-Date 2023. On November 1, 2024 there were 24 U.S. Company Operated stores compared to 26 U.S. Company Operated stores on October 27, 2023.

Gross Profit

Gross profit was $452.0 million for Year-to-Date 2024, an increase of $21.9 million or 5.1% from $430.1 million during Year-to-Date 2023. Gross margin increased to 49.1% in Year-to-Date 2024, compared with 44.9% in Year-to-Date 2023. The 420 basis point improvement in gross margin was primarily driven by leveraging the strength in the swimwear, outerwear and newness in adjacent product categories across the channels, lower promotional activity, improvements in both inventory management and supply chain costs for Year-to-Date 2024 compared to Year-to-Date 2023.

Selling and Administrative Expenses

Selling and administrative expenses increased $26.1 million to $403.8 million or 43.8% of total Net revenue in Year-to-Date 2024 compared with $377.7 million or 39.4% of Net revenue in Year-to-Date 2023. The approximately 440 basis point increase was driven by deleveraging from lower revenues, higher digital marketing spend focused on new customer acquisition and third party professional services.

Depreciation and Amortization

Depreciation and amortization expense was $25.9 million in Year-to-Date 2024, a decrease of $2.5 million or 8.8%, compared with $28.4 million in Year-to-Date 2023.

Goodwill Impairment

There was no goodwill impairment in Year-to-Date 2024 compared to $106.7 million in Year-to-Date 2023. In Year-to-Date 2023, we recorded goodwill impairment of the remaining $70.4 million and $36.3 million of goodwill allocated to our U.S. eCommerce and Outfitters reporting units, respectively, due to the decline in our stock price and market capitalization, as well as the then market conditions and macroeconomic conditions.

Other Operating Expense

Other operating expense, net was $8.4 million in Year-to-Date 2024, an increase of $5.5 million, compared to $2.9 million in Year-to-Date 2023. The increase was due to $3.8 million of non-cash charges related to long-lived asset impairment and $1.8 million higher restructuring costs Year-to-Date 2024.

Operating Income (Loss)

As a result of the above factors, Operating income was $14.0 million in Year-to-Date 2024 compared to Operating loss of $85.6 million in Year-to-Date 2023.

Interest Expense

Interest expense was $31.0 million in Year-to-Date 2024 compared to $36.0 million in Year-to-Date 2023. The $5.0 million decrease was primarily driven by lower ABL Facility interest related to lower average outstanding balances and lower amortization of debt issuance costs and lower applicable interest rates on the Current Term Loan Facility.

Other Expense (Income)

Other expense was $0.2 million in Year-to-Date 2024 compared to Other income of $0.5 million in Year-to-Date 2023.

Income Tax (Benefit) Expense

We recorded an income tax benefit at an overall effective rate of 28.7% for Year-to-Date 2024 and an income tax expense at an overall effective rate of (0.8)% for Year-to-Date 2023. The overall effective tax rate for Year-to-Date 2024 varies from the U.S. federal statutory rate of 21% as a result of state taxes, non-deductible expenses, and the impacts of certain state audit closures and stock-based compensation adjustments. The overall effective tax rate for Year-to-Date 2023 reflects the impacts resulting from the impairment of goodwill recorded in the Third Quarter 2023.

Net Income (Loss)

As a result of the above factors, Net loss was $12.3 million and diluted loss per share was $0.39 in Year-to-Date 2024 compared with Net loss of $122.1 million and diluted loss per share of $3.80 in Year-to-Date 2023. Year-to-Date 2023 Net loss includes a non-cash goodwill impairment charge of $106.7 million.

Adjusted Net Income (Loss)

As a result of the above factors, Adjusted net loss was $5.1 million and Adjusted diluted loss per share was $0.16 in Year-to-Date 2024 compared with Adjusted net loss of $12.8 million and Adjusted diluted loss per share of $0.40 in Year-to-Date 2023.

Adjusted EBITDA

As a result of the above factors, Adjusted EBITDA was $48.9 million in Year-to-Date 2024 compared to $52.6 million in Year-to-Date 2023. Excluding the $14.1 million from the conclusion of the Delta Air Lines business in Year-to-Date 2023, Adjusted EBITDA increased by 27.3%.

Liquidity and Capital Resources

Liquidity

Our primary need for liquidity is to fund working capital requirements of our business, which are inventory purchases, payments on debt, capital expenditures and for general corporate purposes. Our cash and cash equivalents and the ABL Facility serve as sources of liquidity for short-term working capital needs and general corporate purposes. The ABL Facility had a balance outstanding of $60.0 million on November 1, 2024, other than letters of credit. Cash generated from our net revenue and profitability, and to a lesser extent our changes in working capital, are driven by the seasonality of our business, with a significant amount of net revenue and operating cash flows generally occurring in the fourth fiscal quarter of each year. We expect that our cash on hand and cash flows from operations, along with revolving on the ABL Facility, will be adequate to meet our capital requirements and operational needs for at least the next 12 months.

ABL Facility

Our $275.0 million committed revolving ABL Facility includes a $70.0 million sublimit for letters of credit and is available for working capital and other general corporate liquidity needs and matures on July 29, 2026. The amount available to borrow is the lesser of (1) the Aggregate Commitments of $275.0 million (“ABL Facility Limit”) or (2) the Borrowing Base or Loan Cap which is calculated from Eligible Inventory, Trade Receivables and Credit Card Receivables, all foregoing capitalized terms not defined herein are as defined in the ABL Facility. The balance outstanding on November 1, 2024 and October 27, 2023 was $60.0 million and $110.0 million, respectively. The balance of outstanding letters of credit was $11.1 million and $8.9 million on November 1, 2024 and October 27, 2023, respectively. The borrowing availability under the ABL Facility was $90.3 million and $156.1 million as of November 1, 2024 and October 27, 2023, respectively.

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

The ABL Facility fees include (i) commitment fees of 0.25% based upon the average daily unused commitment (aggregate commitment less loans and letter of credit outstanding) under the ABL Facility for the preceding fiscal quarter, (ii) customary letter of credit fees and (iii) customary annual agent fees. As of November 1, 2024, we had $60.0 million borrowings outstanding under the ABL Facility.

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

The Current Term Loan Facility will mature on December 29, 2028, and amortizes at a rate equal to 1.25% per quarter. Depending upon the Company’s Total Leverage Ratio, as defined in the Current Term Loan Facility, mandatory prepayments in an amount equal to a percentage of the Company’s excess cash flows in each fiscal year, ranging from 0% to 75% are required. The Current Term Loan Facility also has typical prepayment requirements for the proceeds of certain asset sales, casualty events and extraordinary receipts. Voluntary prepayment and certain mandatory prepayments made (i) on or before December 29, 2024 would result in a prepayment premium equal to 3% of the principal amount of the loan prepaid plus a yield maintenance fee, (ii) between December 30, 2024 and December 29, 2025 would result in a prepayment premium equal to 2% of the principal amount of the loan prepaid, (iii) between December 30, 2025 and December 29, 2026, would result in a prepayment premium equal to 1% of the principal amount of the loan prepaid, (iv) between December 30, 2026 and December 29, 2027, would result in a prepayment premium equal to 0.5% of the principal amount of the loan prepaid and (v) thereafter no prepayment premium is due.

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

Both the Current Term Loan Facility and the Former Term Loan Facility contain customary agency fees.

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

As of November 1, 2024, the Company was in compliance with its financial covenants in the Debt Facilities.

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

Cash Flows and Capital Expenditures

Cash Flows from Operating Activities

Net cash used in operating activities was $12.2 million during Year-to-Date 2024 compared to net cash provided by operating activities of $36.7 million during Year-to-Date 2023. The increase in net cash used was due to changes in working capital, primarily the reduction of cash used for inventories during Year-to-Date 2023.

Cash Flows from Investing Activities

Net cash used in investing activities was $22.1 million and $28.5 million during Year-to-Date 2024 and Year-to-Date 2023, respectively. Cash used in investing activities for both periods was primarily used for investments to update our digital information technology infrastructure. The decrease in Year-to-Date 2024 was primarily a result of the timing of capitalized expenditures in the second half of Fiscal 2023 and first half of Fiscal 2024.

For Fiscal 2024, we plan to invest approximately $35.0 million in capital expenditures for strategic investments and infrastructure, primarily in technology and general corporate needs.

Cash Flows from Financing Activities

Net cash provided by financing activities was $39.4 million during Year-to-Date 2024, compared with net cash used in financing activities of $11.4 million during Year-to-Date 2023. The increase in net cash provided by financing activities is primarily due to borrowings on the ABL Facility.

Contractual Obligations and Off-Balance-Sheet Arrangements

There have been no material changes to our contractual obligations and off-balance-sheet arrangements as discussed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2024.

Financial Instruments with Off-Balance-Sheet Risk

The ABL Facility is available for working capital and other general corporate liquidity needs. The balance outstanding on November 1, 2024 and October 27, 2023 was $60.0 million and $110.0 million, respectively. The balance of outstanding letters of credit was $11.1 million and $8.9 million on November 1, 2024 and October 27, 2023, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

The Company’s international subsidiaries operate with functional currencies other than the U.S. dollar. Since the Company’s Condensed Consolidated Financial Statements are presented in U.S. dollars, the Company must translate all components of these financial statements from the functional currencies into U.S. dollars at exchange rates in effect during or at the end of the reporting period. Net revenue generated from the International distribution channel represented approximately 8.0% of our total Net revenue during the Year-to-Date 2024. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of net revenue, expenses, assets and liabilities. Assuming a 10% change in foreign currency exchange rates, our Net revenue for Year-to-Date 2024 would have increased or decreased by approximately $7.3 million. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our international subsidiaries into U.S. dollars. Foreign currency translation income, net, for Year-to-Date 2024 totaled approximately $0.3 million related to our international subsidiaries in United Kingdom and Germany. Additionally, the Company has foreign currency denominated intercompany receivables and payables that when settled result in a transaction gain or loss. A 10% change in foreign currency exchanges rates would not result in a significant transaction gain or loss in earnings. The Company does not utilize financial instruments for trading purposes or hedging and has not used any derivative financial instruments to limit foreign currency exchange rate exposures. The Company does not consider our foreign earnings to be permanently reinvested.

As of November 1, 2024, the Company had $10.0 million of cash and cash equivalents denominated in foreign currency, principally in British pound sterling, euro and Hong Kong dollar.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation for the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of November 1, 2024, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by Rules 13a-15 under the Exchange Act during the most recently completed fiscal quarter ended November 1, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Following the entry of the Final Order by the Court on October 12, 2023, Plaintiffs filed an appeal to the Seventh Circuit. On November 13, 2023, the Court of Appeals for the Seventh Circuit issued an Order suspending the briefing schedule pending a remand to the district court for the limited purpose of issuing a revised final judgement order. On February 15, 2024, the Court of Appeals for the Seventh District remanded the case to the District Court for entry of a final judgement. On February 20, 2024, the District Court entered final judgement in favor of Lands’ End. On March 18, 2024, the Court of Appeals for the Seventh Circuit issued a briefing schedule. All briefs have been filed and oral argument occurred on November 14, 2024. The parties await the decision of the appellate court. Lands’ End continues its vigorous defense of this case and believes the claims are without merit.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended February 2, 2024, filed with the SEC on April 3, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents a month-to-month summary of information with respect to purchases of common stock made during Third Quarter 2024 pursuant to the 2024 Share Repurchase Program announced on March 15, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
August 3 - August 30	65,254	$14.71	65,254	$19,296
August 31 - October 4	118,635	$16.15	118,635	$17,380
October 5 - November 1	68,412	$16.54	68,412	$16,248
Total	252,301	$15.88	252,301

(1)
All shares of common stock were retired following purchase.
(2)
Average price paid per share excludes broker commissions and excise taxes.
(3)
On March 15, 2024, the Company announced that its Board of Directors authorized the Company to repurchase up to $25.0 million of the Company’s common stock through March 31, 2026 (the “2024 Share Repurchase Program”). The 2024 Share Repurchase Program may be suspended or discontinued at any time.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended November 1, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

The following documents are filed as exhibits to this report:

Exhibit Number	Exhibit Description

3.1

Amended and Restated Certificate of Incorporation of Lands’ End, Inc. (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed by Lands’ End, Inc. on March 24, 2022 (File No. 001-09769)).

3.2

Second Amended and Restated Bylaws of Lands’ End, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Lands’ End, Inc. on September 23, 2024 (File No. 001-09769)).

10.1	Angela Rieger Resignation Letter dated October 2, 2024 and Effective April 15, 2025.*

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)*

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

Date: December 5, 2024