Form 10-K
period 2025-01-31
LANDS' END, INC.
filed 2025-03-27
CIK 799288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2025

-OR-

☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission File Number: 001-09769

Lands’ End, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-2512786
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

5 Lands’ End Lane Dodgeville, Wisconsin	53595
(Address of principal executive offices)	(Zip Code)

(608) 935-9341

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	LE	The Nasdaq Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value (based on the closing price of the registrant’s common stock quoted on the Nasdaq Stock Market) of the registrant’s common stock owned by non-affiliates, as of August 2, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $219.3 million.

As of March 24, 2025, the registrant had 30,881,427 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2025 Annual Meeting of Stockholders (the “Proxy Statement”), to be held on May 21, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
•
Fiscal 2024 – The 52 weeks ended January 31, 2025
•
Fiscal 2023 – The 53 weeks ended February 2, 2024
•
Fiscal 2022 – The 52 weeks ended January 27, 2023
•
Former Term Loan Facility – Term loan credit agreement, dated as of September 9, 2020, among the Company, Fortress Credit Corp., as Administrative Agent and Collateral Agent, and the lenders party thereto
•
Fourth Quarter 2024 – The 13 weeks ended January 31, 2025
•
GAAP – Accounting principles generally accepted in the United States
•
GMV – Gross merchandise value equals total order value of all Lands’ End branded merchandise sold to customers through business-to-consumer and business-to-business channels, as well as the retail value of the merchandise sold through third party distribution channels
•
LIBOR – London inter-bank offered rate
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

Segment Reporting

The Company identifies our operating segments according to how business activities are managed and evaluated. Following internal organizational changes and realignment of distribution channel responsibilities in Fourth Quarter 2024, the Company’s operating segments consisted of: U.S. eCommerce, Europe eCommerce, Outfitters, Third Party, Licensing and Retail. Beginning Fourth Quarter 2024, the Wholesale business is included in Licensing and prior periods were recast to reflect the change in operating segments for comparability purposes. The Company has determined that the U.S. eCommerce, Outfitters and Third Party operating segments share similar economic and other qualitative characteristics, and therefore, the results of these operating segments are aggregated into one external reportable segment, the U.S. Digital segment. The Europe eCommerce, Licensing and Retail operating segments are not quantitatively significant to be separately reported. See Note 13, Segment Reporting.

Distribution Channels

Lands’ End identifies six separate distribution channels for revenue reporting purposes.

•
U.S. eCommerce offers products through the Company’s eCommerce website.
•
Europe eCommerce offers products primarily to consumers located in Europe and through eCommerce international websites and third-party affiliates.
•
Outfitters sells uniform and logo apparel to businesses and their employees, as well as to student households through school relationships, located primarily in the U.S.
•
Third Party sells products direct to consumers through third-party marketplace websites.
•
Licensing earns royalties on the use of Lands’ End trademark and any fulfillment fees for fulfillment services provided by the Company.
•
Retail sells products through Company Operated stores, located in the U.S.

In Fiscal 2024, Gross Merchandise Value (“GMV”) increased low-single digits and we generated Net revenue of approximately $1.36 billion. Net revenue was generated worldwide with operations based in the United States, United Kingdom, and Germany. This network reinforces and supports sales across the distribution channels in which we do business.

Net revenue is presented by distribution channel in the following tables:

(in thousands)	Fiscal 2024	% of Net Revenue	Fiscal 2023	% of Net Revenue	Fiscal 2022	% of Net Revenue
U.S. eCommerce	$842,751	61.8%	$930,314	63.2%	$955,752	61.4%
Outfitters	228,161	16.7%	269,943	18.3%	265,898	17.1%
Third Party	83,530	6.1%	92,921	6.3%	87,160	5.7%
Total U.S. Digital Segment revenue	1,154,442		1,293,178		1,308,810
Europe eCommerce	103,079	7.6%	112,855	7.7%	166,627	10.7%
Licensing and Retail	105,414	7.8%	66,475	4.5%	79,992	5.1%
Total Net revenue	$1,362,935		$1,472,508		$1,555,429

In Fiscal 2024, we fulfilled orders to customers in approximately 130 countries outside the United States, totaling approximately 9% of Net revenue.

Net revenue by the geographical location where the product is shipped is as follows:

(in thousands)	Fiscal 2024	% of Net Revenue	Fiscal 2023	% of Net Revenue	Fiscal 2022	% of Net Revenue
United States	$1,245,240	91.4%	$1,342,366	91.2%	$1,368,518	88.0%
Europe	105,000	7.7%	114,778	7.8%	135,878	8.7%
Other (1)	12,695	0.9%	15,364	1.0%	51,033	3.3%
Total Net revenue	$1,362,935		$1,472,508		$1,555,429

(1)
Fiscal 2022 includes Net revenue of $32.7 million from the Japan eCommerce distribution channel. See Note 8, Lands’ End Japan Closure.

Long-lived assets by geographical location, which includes Property and equipment, net, are as follows:

(in thousands)	Fiscal 2024	Fiscal 2023
United States	$109,609	$111,254
Europe	5,923	6,588
Asia	86	191
Total long-lived assets	$115,618	$118,033

Strategy

We continue to leverage our iconic American brand, which was founded on the principles of delivering great quality, uncompromising service and exceptional value to our customers. We strive to be the innovative, solutions brand for life’s every journey. We operate both in the B2C channels, with our customer-centric, digitally enabled retail business in the U.S. and internationally; and in the B2B market, with our industry leading uniform solutions for schools and businesses. Additionally, we are executing a licensing strategy, designed to grow the reach of our brand beyond the categories and channels that are our historical and core competencies. In exchange for royalty payments on net sales, licensees are granted the right to manufacture, market and sell product to consumers utilizing the Company’s channels and third-party channels. In line with this asset-light strategy, we plan to continue to explore additional licensing relationships for new and existing product categories, channels and geographies.

In Fiscal 2025, we will continue to focus on building our brand, growing our reach and customer base and increasing our margins, through our commitment to our core principles and our approach.

Customer First. At Lands’ End, we are customer obsessed and strive to bring our customer what they want, when they want it and where they want it, regardless of the product category or means they use to shop our brand. We are focused on further penetrating our existing customer base and seek to build their loyalty through cross-category shopping, as well as introducing new customers to our brand. Additionally, we are focused on creating more personal and compelling journeys geared toward our targeted key customer cohorts to drive higher quality sales with more productive inventories. We strive to operate with lower inventory levels and speed to market, to provide flexibility to refresh our assortment with new styles and fabrics on an ongoing basis.

Solutions Orientation. We plan to continue our solutions-focused merchandising strategy which drove higher quality sales resulting in enhanced gross margins in Fiscal 2024 across key items, categories and franchises including swimwear, outerwear, bottoms, and school and business uniforms.

Innovation. Lands’ End has long been an innovator, epitomized as being an early adopter of eCommerce for apparel retail, through our embrace of data analytics to better organize our business and service our customers. We strive to be innovative throughout our business to drive stronger results. We are focused on advancing our technologies, challenging ourselves to think and operate differently, embracing change, testing and learning, and applying our learning to best serve evolving customer needs. We maintain a leading digital presence in both our B2C and B2B digital markets. With over 90% of our business being done online, we seek to leverage data and analytics to drive personalization and higher quality sales with improved gross margins and increased gross profit. Digital operations is a core competency and our conversion rate is consistently greater than apparel industry norms.

Stakeholder Responsibility. Lands’ End is committed to serving all of our stakeholders – our customers, our shareholders, our hard working and dedicated employees and the supportive communities in which we operate – with a commitment to a high level of integrity, trust and respect as we build and maintain those relationships. Our goal is to drive deep and meaningful engagement with all stakeholders to achieve our collective goals.

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

Competition

We operate primarily in the apparel industry which is highly competitive. We compete with a diverse group of direct-to-consumer companies and retailers, including national department store chains, women’s and men’s specialty apparel chains, outdoor specialty stores, apparel catalog businesses, sportswear marketers and online apparel businesses that sell similar lines of merchandise. We find our competitive edge by providing solutions for our customers’ needs through merchandise value (quality and price), product attributes and innovation, our established customer file and award-winning customer service.

Seasonality

We experience seasonal fluctuations in our net revenue and operating results and historically have realized a significant portion of our yearly net revenue and earnings during our fourth fiscal quarter. We generated approximately 34.0% of our yearly net revenue in the fourth quarters of Fiscal 2024, Fiscal 2023 and Fiscal 2022. Lower than expected fourth quarter net revenue could have an adverse impact on our annual operating results. See also Item 1A, Risk Factors, in this Annual Report on Form 10-K.

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

Intellectual Property

Lands’ End owns or has rights to use certain word and design trademarks, service marks, and trade names that are registered or exist under common law in the United States and other jurisdictions. The Lands’ End® trade name and trademark are used both in the United States and internationally and are material to our business. Our trademarks are also integral to the execution of our licensing strategy. Trademarks that we commonly use to identify and distinguish our products and services are Lands’ End Lighthouse®, Squall®, Tugless Tank®, Drifter™, Outrigger®, Marinac®, Wanderweight®, and Beach Living®, all of which are owned by us, as well as the licensed marks Supima®, No-Gape®, and others. Other recognized trademarks owned by Lands’ End include Anyweather™, Waveshaper™, Starfish™, Little Black Suit™, Iron Knees®, Hyde Park®, Year’Rounder®, ClassMate®, Willis & Geiger® and ThermaCheck®. Lands’ End’s rights to some of these trademarks are limited to select markets. Lands’ End has a patent pending for targeted control swimwear and a provisional patent for swimwear with a removable wire feature.

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

Sourcing and Vendors

Our products are produced globally by independent manufacturers who are selected, monitored and coordinated by our sourcing team and external sourcing experts. In Fiscal 2024, the top five countries where our vendors are located accounted for approximately 65% of our merchandise purchases in dollars. Our products are manufactured in approximately 20 countries and the majority are imported from Asia.

In Fiscal 2024, our top 10 vendors accounted for approximately 63% of our merchandise purchases in dollars and we worked with approximately 100 vendors that manufactured substantially all of our products. We generally do not enter into long-term merchandise supply contracts. We continue to take advantage of opportunities to more efficiently source our products worldwide, consistent with our high standards of quality and value. Significant areas of non-product spend include logistics, information systems, marketing, packaging and catalog paper and print. We use third-party shipping companies to transport the product to our facilities. We face risks associated with relying on imported products, including manufacturing disruptions, port congestion, transportation delays, and heightened security measures, which have impacted—and could continue to impact—timely deliveries to our points of distribution.

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

We have a focus on raising awareness and educating our employees on reducing our internal use of consumables and natural resources. In addition, we have a broad range of recycling and waste management initiatives at our corporate office and distribution centers. We also focus on efficient water and energy management programs.

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

Customer Service

We are committed to building on Lands’ End’s legacy of strong customer service. We believe we have a strong track record of improving the customer service experience through innovation. Lands’ End is focused on using our extensive customer data to make the shopping experience as convenient and personalized as possible. Customer service agents are available on the phone, via chat, email, text and social media, and we maintain a digital self-service platform. These all have contributed to our award-winning customer service, which we believe is one of our core strengths and a key point of differentiation from our competitors.

We have received many accolades over the years and Lands’ End was recognized in the Newsweek list of America’s Best Customer Service in 2024, 2023, 2022 and 2021, for best customer service in the Online Retailers: Clothing in the Apparel category.

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

Information Technology

Lands’ End employs a variety of third-party and internally-developed systems to enhance our customer experience and support efficient, cost-effective operations. In support of our business strategies, we implement new solutions and upgrade existing ones to offer, sell and fulfill our products through Lands’ End distribution channels. See also Item 1A, Risk Factors, in this Annual Report on Form 10-K.

Human Capital Management

Philosophy and Approach

Since our founding in 1963, Lands’ End has recognized that our people are a critical asset. People, the individuals we employ, the customers we serve, and their families, are the heart of our company. We are committed to creating an inspiring culture that is welcoming for all who work and shop with us. Our founder, Gary Comer set the foundation with this quote: “The really important thing that makes Lands’ End what it has become is people. You, me, everyone around us. It is what we do as people that makes this a great place to come to work.”

We employ approximately 4,400 employees: approximately 4,100 employees in the United States and approximately 300 employees outside the United States. The U.S. workforce consists of approximately 48% part-time employees, 33% full-time hourly employees and 18% full-time salaried employees. With the seasonal nature of the fourth quarter holiday shopping season in the retail industry, approximately 1,500 additional, flexible, part-time employees are hired in the U.S. to support our customer service and distribution centers.

Recruitment and Retention

Lands’ End leverages a multifaceted recruitment approach to source and hire top talent aligned with our corporate priorities. We maintain a strong digital presence to represent our brand and proactively target talent, in addition to a meaningful employee referral bonus program. Annually, we have performance reviews for all employees and talent reviews, focused on director level and above positions, to evaluate and align on high potential talent with development actions that prepare employees for internal promotion and career growth opportunities, including succession planning for key leadership positions.

Our efforts to retain talent and maintain strong employee engagement have been very effective, as evidenced by approximately 47% of our full-time U.S. employee base having a tenure of 10 years or more.

Turnover within our workforce is closely monitored to alert management of potential issues aside from our normal and desired turnover. Our three-year average U.S. salaried turnover rate is approximately 10%, and the turnover rate for our U.S. hourly full-time staff is approximately 7%. We maintain a strong focus on employee retention by providing meaningful work aligned with business goals, strong and supportive leadership, and opportunities for growth and development.

Employee Engagement

As we strive to be a great place to work, we continue to focus on key initiatives to educate and support our employees’ personal and professional development. We continually benchmark and evolve our benefits to provide offerings that are competitive in the industry and look to provide support to our employees in each aspect of the employee journey.

We maintain Business Resource Groups (“BRGs”) to provide support for our employees. The BRGs are open to all employees, are employee-led and consist of individuals with common interests, backgrounds or demographic factors. It is our belief that encouraging and supporting BRGs contributes to making Lands’ End collaborative, welcoming, and successful.

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

Training and Development

Lands’ End partners with employees to discover and develop their talents and abilities through various programs. Targeted development opportunities are available throughout the employee lifecycle, including internships, mentorship programs, workshops, self-paced learning and leader coaching. Senior management regularly reviews organizational talent to identify employees who possess the potential for advancement and to identify, recommend and address developmental needs. We provide development experiences for all levels of the organization and are committed to performance management, offering annual reviews, goal setting, and mentorship programs for employees. Formal coaching, 360 feedback, and executive leadership experiences are extended to our senior leaders for a personalized development experience.

Corporate Information

Our principal executive offices are located at 5 Lands’ End Lane, Dodgeville, Wisconsin 53595. Our telephone number is (608) 935-9341.

Available Information, Internet Address and Internet Access to Current and Periodic Reports and Other Information

Our website address is www.landsend.com. References to websites or website addresses do not constitute incorporation by reference of the information contained on the website, and such information is not part of this Annual Report on Form 10-K or any other filings with the SEC, unless otherwise explicitly stated. We file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments to those reports, as well as proxy and information statements, electronically with the SEC, and they are available on the SEC’s website (www.sec.gov), which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We also make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available through the Investor Relations section of our website, free of charge, as soon as reasonably practicable after we file such material with, or furnish it to, the SEC.

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

Information about our Executive Officers

The following table sets forth information regarding our executive officers, including their positions.

Name	Position	Age
Andrew J. McLean	Chief Executive Officer	56
Bernard McCracken	Chief Financial Officer	63
Peter L. Gray	President, Lands’ End Licensing, Chief Administrative Officer and General Counsel	57
Martin Christopher	Executive Vice President, Chief Technology Officer	59
Angela Rieger	Executive Vice President, Chief Transformation Officer	57

Andrew J. McLean has served as the Chief Executive Officer of Lands’ End since January 28, 2023. He joined Lands’ End as Chief Executive Officer-Designate and member of the Board of Directors in November 2022. Prior to joining the Company, he served at American Eagle Outfitters, Inc., the parent of the American Eagle and Aerie brands, from October 2016 to September 2022, in the roles of President, International from August 2022 to September 2022, Executive Vice President, Chief Commercial Officer from April 2017 to August 2022, and Executive Vice President, International from October 2016 to April 2017. Mr. McLean served Urban Outfitters, Inc. as Chief Operating Officer and Head of International from 2014 to October 2016, and as Chief Operating Officer from 2008 to 2014. Mr. McLean held various positions at Liz Claiborne, Inc., including President, Outlet Division, from 2003 to 2008, as well as, various positions at Gap, Inc. from 2000 to 2003. Mr. McLean began his career as a strategy consultant with AT Kearney. Outside of his professional commitments, Mr. McLean is an active supporter of the University of Wisconsin School of Human Ecology, sponsoring projects on brand, marketing and product design and merchandising. Mr. McLean received his Bachelor’s degree in Engineering from the University of Manchester, a Master’s degree in Engineering Management from the University of Cambridge and an MBA from Harvard Business School. Mr. McLean brings extensive operational and strategic expertise and over 20 years of retail experience leading organizational growth for several Fortune 500 and start-up companies. Mr. McLean has a proven track record in the areas of global brand delivery and international strategy, marketing and customer experience.

Bernard McCracken was appointed Chief Financial Officer of Lands’ End in September 2023 after serving as Interim Chief Financial Officer since January 2023. Mr. McCracken served as the Vice President, Controller and Chief Accounting Officer of Lands’ End from April 2014 until his appointment as Chief Financial Officer. Mr. McCracken previously served as Vice President Corporate Controller/Business Transformation Officer, Senior Director of Special Projects and Senior Director of Accounting at The Children’s Place, Inc. Mr. McCracken also served in the roles of Vice President of Finance (divisional CFO), Meldisco Division, and Assistant Controller at Footstar, Inc. from 1998 to 2003. Mr. McCracken also served as a Consultant/Manager, Enterprise Risk Services-Retail Internal Audit Group at Deloitte & Touche LLP from 1997 to 1998, served as Divisional Controller at The Leslie Fay Companies, Inc. from 1994 to 1997, and Assistant Controller at Loehmann’s Inc. from 1987 to 1994.

Peter L. Gray has served as President, Lands’ End Licensing, Chief Administrative Officer and General Counsel of Lands’ End since June 2024 and previously served as Chief Commercial Officer from January 2023 to June 2024. He joined Lands’ End as Executive Vice President, Chief Administrative Officer and General Counsel in May 2017. Mr. Gray served as Executive Vice President, General Counsel and Secretary of Tumi Holdings, Inc., a manufacturer and retailer of consumer goods including business bags, luggage, apparel and other travel-related goods, from December 2013 until November 2016. He was employed by ModusLink Global Solutions, Inc. (formerly CMGI, Inc.), a supply chain business process management company, from June 1999 to October 2013, most recently as Executive Vice President, Chief Administrative Officer and General Counsel. Earlier in his career, he was a junior partner at Hale and Dorr LLP. He also serves on the Board of Directors of the Tufts University Hillel Foundation.

Martin Christopher was appointed Executive Vice President, Chief Technology Officer of Lands’ End in February 2024 after serving as Interim Chief Technology Officer since November 2023. He served in various capacities at CUNA Mutual Group Insurance and Financial (now TruStage) from December 2013 to May 2022, including as Chief Information Officer from April 2020 through May 2022, and provided management and technology consulting services from June 2022 until joining Lands’ End. He also served as Head of IT for Fiskars Americas and Gerber Blades from October 2010 to November 2013.

Angela Rieger has served as Executive Vice President, Chief Transformation Officer of Lands’ End since January 2023. On October 2, 2024, Ms. Rieger notified Lands’ End that she will be retiring from the Company effective April 15, 2025. She has served in several roles of increasing responsibility at Lands’ End, including Divisional President, Lands’ End Outfitters from August 2022 to January 2023, Senior Vice President, Wholesale and Head of Sourcing from July 2022 to August 2022, Senior Vice President, International and Wholesale from January 2020 to July 2022, Senior Vice President, International from July 2019 to January 2020, Senior Vice President, Planning and Head of International from March 2019 to July 2019, Senior Vice President, Planning and U.S. Direct from June 2016 to March 2019, Senior Vice President, Inventory Planning from January 2013 to March 2019, Vice President, Planning and Inventory from October 2011 to January 2013 and Sr. Director, U.S. Planning and Inventory from May 2010 to October 2011. She served as Merchandising Manager of Douglas Stuart Company from May 2007 to April 2010. She was also previously employed by Lands’ End from July 1991 to May 2007. She has served as a member of the Board of Directors of Thrivent Financial since February 2020, as well as MGE Energy, Inc. (MGE Energy) and Madison Gas and Electric Company (MGE) since March 2024, and serves on the Board of Directors of American Family Children’s Hospital Development Advisory Board, and Women in Retail Leadership Circle.

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

Global economic conditions have impacted, and will likely continue to impact, businesses around the world. Macroeconomic changes in the U.S. and the global economy such as interest rates, tariffs, material costs and energy prices have created and may continue to create a challenging economic environment. The following factors attributable to uncertain economic and financial market conditions could have a material adverse effect on our business, operating results and financial condition:

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

Catalog mailings are an important aspect of our marketing efforts. Costs relating to postage, paper, and printing have increased and may continue to increase the cost of our catalog marketing and could reduce our profitability to the extent that we are unable to offset such increases by raising retail prices, or by implementing more efficient printing, mailing, delivery, and order fulfillment systems, or by using alternative direct-mail formats.

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
•
our net debt leverage ratio could limit our ability to raise additional financing on satisfactory terms, which increases our vulnerability to an economic downturn or a change in market conditions, limits our flexibility in planning for, or reacting to changes in our business or industry, and decreases our ability to fund working capital, capital expenditures, strategic acquisitions and other general corporate requirements, placing us at a competitive disadvantage compared to our competitors that are less leveraged;

•
the agreements governing our debt contain certain financial covenants, including a quarterly maximum total leverage ratio test, and a monthly minimum liquidity test (the “financial covenants”) and other covenants which limit our ability to pay dividends or make other restricted payments and investments; and
•
the failure to comply with the operating and financial covenants could result in an event of default which, if not cured or waived, could result in the acceleration of the applicable debt or may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies, and in the event our creditors accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that debt and the lenders could proceed against the collateral granted to them to secure such indebtedness. Our ability to meet these covenants can be affected by events beyond our control, and we cannot assure that we will meet them.

We have incurred and could continue to incur non-cash charges due to impairment of intangible assets and long-lived assets.

As of January 31, 2025, our intangible asset consists of our trade name, which is subject to testing for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Any event that impacts our reputation could result in impairment charges for our trade name. Long-lived assets, primarily property and equipment, are also subject to testing for impairment if events or changes in circumstances indicate that the asset might be impaired. A significant amount of judgment is involved in our impairment assessment. If actual results fall short of our estimates and assumptions used in estimating revenue growth, future cash flows and asset fair values, we could incur further impairment charges for intangible assets or long-lived assets, which could have an adverse effect on our results of operations.

RISKS RELATED TO BRAND AND BRAND EXECUTION

If customer preference for our branded merchandise and services change or we cannot compete effectively in the apparel industry, our business and results of operations may be adversely affected.

Our products and services must satisfy the desires of customers, whose preferences change over time. Sales of branded merchandise account for substantially all our total revenues and the Lands’ End brand is a critical differentiating factor for our business. Our inability to develop products that resonate with our existing customers and attract new customers, our inability to maintain our strict quality standards or to develop, produce and deliver innovative products in a timely manner, or any unfavorable publicity with respect to the foregoing or otherwise could negatively impact the image of our brand with our customers and could result in diminished appeal of our brand. As customer preferences change, our failure to anticipate, identify and react in a timely manner to emerging trends and appropriately provide attractive high-quality products that maintain or enhance the appeal of our brand through our websites, catalogs, licensed products and Company Operated stores could have an adverse effect on our sales, operating margins and results of operations.

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

We have been increasing our investment in digital marketing and social media and optimizing our catalog productivity. This shift in marketing strategy could have a negative impact if customers that previously relied on the direct mail catalog do not respond as favorably through the digital marketing channel.

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

Additionally, our efforts to pursue licensing and wholesale relationships with third parties increases risk of brand damage. If third parties do not adhere to our standards or if we fail to maintain the image of our brands due to merchandise and service quality issues, adverse publicity, governmental investigations or litigation, or other reasons, our brands and reputation could be damaged, and our business may be adversely affected.

Third parties may sue us for alleged infringement of their proprietary rights. The party claiming infringement might have greater resources than we do to pursue its claims, and we could be forced to incur substantial costs and devote significant management resources to defend against such litigation. If the party claiming infringement were to prevail, we could be forced to discontinue the use of the related trademark or design, pay significant damages, or enter into expensive royalty or other arrangements with the prevailing party, assuming these royalty or other arrangements are economically feasible, which they may not be.

We rely on vendors to provide us with services in connection with certain aspects of our business, and any failure by these vendors to perform their obligations could have an adverse effect on our business and results of operations.

We have entered into agreements with vendors for logistics services, information technology systems (including website hosting), credit card processing, onshore and offshore software development and support, catalog production, distribution and packaging, customer returns and employee benefits. Services provided by any of our vendors could be interrupted as a result of many factors, such as acts of nature or contract disputes. Any failure by a vendor to provide us with contracted-for services on a timely basis or within service level expectations and performance standards could result in a disruption of our business and have an adverse effect on our business and results of operations.

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

We rely upon third-party land-based and air freight carriers for merchandise shipments from our distribution centers to customers. Accordingly, we are subject to the risks, including labor disputes, union organizing activity, trucking shortages, inclement weather and increased logistics costs, associated with such carriers’ ability to provide delivery services to meet outbound shipping needs. The changing mix of our outbound freight carriers may result in higher costs and customer delays. In addition, if the cost of fuel rises or surcharges increase, the cost to deliver merchandise from distribution centers to customers may rise, and, although some of these costs are paid by our customers, such costs could have an adverse impact on our profitability. Any increase in order fulfillment, shipping costs and surcharges may have an adverse effect on our profitability and future financial performance.

Fluctuations and increases in the cost, availability, and quality of raw materials as well as fluctuations in other production and distribution related costs could adversely affect our business and results of operations.

Our products are manufactured using several key raw materials, including wool and cotton, which are subject to fluctuations in price and availability and many of which are produced in emerging markets in Asia and South America. The prices of these raw materials may also fluctuate based on a number of other factors beyond our control, including commodity prices such as prices for oil, changes in supply and demand, labor costs, competition, import duties, tariffs, anti-dumping duties, currency exchange rates and government regulation. These fluctuations in cost, availability and quality of raw materials used to manufacture our merchandise may result in an increase in our costs to purchase products from our vendors and could have an adverse effect on our cost of goods. Increases in raw material cost may cause us to increase our prices, which may not be acceptable to our customers.

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

If we do not accurately anticipate the future customer demand for a particular product, forecast the inventory levels by distribution center and third-party logistics warehouse, report the current inventory level for a particular product, protect the physical inventory or project the time it will take to obtain new inventory, inventory levels will not be appropriate, and our results of operations could be adversely affected. We must also avoid accumulating excess inventory, which increases working capital needs, increases carrying costs of the inventory, including an increase in interest expense on variable rate debt, and could lower gross margins. On the other hand, if we underestimate demand for a particular product, we may experience inventory shortages resulting in lost revenues.

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

The U.S. government has in the past made, and may in the future make, significant changes in U.S. trade policy and has taken certain actions that could negatively impact U.S. trade, including imposing tariffs on certain goods imported into the United States. In retaliation, China has in the past implemented, and may in the future implement, tariffs on a wide range of American products. There is also a concern that the imposition of tariffs by the United States could result in the adoption of tariffs by other countries as well, leading to a global trade war. More specifically, the U.S. government has from time to time imposed significant tariffs on certain product categories imported from China, including apparel, footwear, beauty and accessories. As of the date of this report, tariffs have not had a material impact on our business, but increased tariffs or trade restrictions implemented by the United States or other countries could have a material adverse effect on our business, financial condition and results of operations.

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

According to an amendment to Schedule 13D filed with the SEC on February 25, 2025, Edward S. Lampert beneficially owned 55.3% of our outstanding shares of common stock as of February 24, 2025. Accordingly, Mr. Lampert could have substantial influence over any action by us that requires approval by our stockholders, including but not limited to the election of directors and any transactions involving a change of control. The interests of Mr.

Lampert, who has direct and indirect investments in other companies, including ESL Investments, Inc., may from time to time diverge from the interests of our other stockholders.

Our common stock price may decline if Mr. Lampert decides to sell a portion of his holdings of our common stock.

Mr. Lampert is not subject to any contractual obligation to maintain his ownership position in Lands’ End, and we cannot assure you that he will. Any sale by Mr. Lampert of our common stock, or any announcement by Mr. Lampert that he has decided to sell shares of our common stock, could have an adverse impact on the price of our common stock. In a letter to the Board of Directors of Lands’ End sent on February 24, 2025, Mr. Lampert stated that if Lands’ End chooses not to pursue a process to sell the company, he intends to seek a buyer for his controlling interest at a fair and appropriate price.

GENERAL RISKS

Our exploration and pursuit of strategic alternatives may not be successful.

On March 7, 2025, we announced that our Board of Directors initiated a process to explore strategic alternatives to maximize shareholder value. Our exploration of strategic alternatives, including a sale, merger or similar transaction, may not result in the identification or consummation of any transaction. In addition, the process of exploring strategic alternatives may be disruptive to our operations and we may incur substantial expenses associated with identifying and evaluating potential strategic alternatives. Any potential transaction and the related valuation would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions and industry trends. Further, speculation regarding any developments related to the strategic alternatives process could cause our stock price to fluctuate significantly.

Failure to retain our existing workforce and to attract qualified new personnel in the current labor market and remote and hybrid work models could adversely affect our business and results of operations.

Due to the seasonal nature of our business, we rely heavily on flexible part-time employees to staff our distribution and customer service centers to support our peak seasons, including back-to-school shopping season and fourth quarter holiday shopping season. A potential labor shortage may impact our ability to hire and retain qualified personnel and impact our ability to operate our business effectively. Depending on their position, our employees either work 100% on-site, remotely from home or in a hybrid work model which allows employees to work both remotely from home and in the office. While we have developed and occasionally adjust our work model to achieve what we believe is best for operating our business, we may not be able to attract, hire or retain qualified personnel if competing companies offer a more desirable work model.

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

Many other factors may affect our profitability and financial condition, including:

•
changes in laws and regulations and changes in their interpretation or application, including changes in accounting standards, taxation rates and requirements, product marketing application standards as well as environmental laws, including climate change related legislation, regulations and international accords;

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
•
changes in business, economic and political conditions, including political instability, war, or other geopolitical conflict, terrorist attacks, the threat of future terrorist activity and related military action, natural disasters, the cost and availability of insurance due to any of the foregoing events, labor disputes, strikes, slow-downs or other forms of labor or union activity, and pressure from third-party interest groups;
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a written data security incident response policy and a security incident response plan, which were first developed in 2017 and are periodically reviewed and updated.

We have designed and assessed our program using the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”) as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to our legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

•
a written data security incident response policy and a security incident response plan that include detailed procedures for responding to cybersecurity incidents, determining severity of cybersecurity incidents and notifying appropriate internal and external parties;
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
•
periodic tabletop exercises involving the security team, the data security incident management team, and members of management, with special sessions for the Board of Directors;
•
annual audit by a Payment Card Industry (“PCI”) qualified security risk assessor to validate our PCI-Data Security Standard (“PCI-DSS”) compliance;
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

The Audit Committee receives regular reports from management on our cybersecurity risks, which include updates on trends and threats, the Company’s backup and restore systems, internal and external risk assessments, results of PCI and other security audits, and planned updates and upgrades. The Audit Committee also receives regular enterprise risk management updates, which include management of cybersecurity risks.

In accordance with our data security incident response plan, management is required to promptly update and discuss with the Audit Committee any material or potentially material cybersecurity incidents and provide an update to the Board upon determination that an incident is material. Management regularly updates the Audit Committee regarding incidents with lesser impact potential.

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

Critical incidents are escalated to a cross functional data security incident management team for review, which then escalates potentially material incidents and threats to the cybersecurity disclosure committee for determinations of materiality and Audit Committee and Board communications. Our Chief Technology Officer has over 20 years of experience with cybersecurity management response, and multiple direct reports who have 10 or more years of experience leading technology infrastructure and security incident response. Our General Counsel has over eight years of experience leading our incident response management team.

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

International Offices, Customer Service and Distribution Properties

We own a distribution center and customer service center in Oakham, United Kingdom that supports our European business. We lease one building in Mettlach, Germany for offices supporting our European Union business. We also lease office space for our global sourcing office located in Kwun Tong, Hong Kong.

Lands’ End Retail Properties

As of January 31, 2025, our U.S. retail footprint consists of 24 Company Operated stores. The U.S. Company Operated stores are leased and average approximately 7,900 square feet. Additionally, we have two smaller school uniform showrooms that are used for fittings.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Lands’ End’s common stock is traded on the Nasdaq Stock Market under the ticker symbol LE. There were 5,312 stockholders of record as of March 24, 2025.

Issuer Purchases of Equity Securities

The following table presents a month-to-month summary of information with respect to purchases of common stock made during Fourth Quarter 2024 pursuant to the Share Repurchase Program announced on March 15, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
November 2 - November 29	95,201	$15.97	95,201	$14,728
November 30 - January 3	87,069	$13.96	87,069	$13,513
January 4 - January 31	-	$-	-	$13,513
Total	182,270	$15.01	182,270	$13,513

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

Stock Performance Graph

The following graph compares the cumulative total return to stockholders on Lands’ End common stock from January 31, 2020 through January 31, 2025 with the return on the Nasdaq Composite Index and S&P 600 Apparel Retail Index for the same period.

The graph assumes an initial investment of $100 on January 31, 2020 in each of our common stock, the Nasdaq Composite Index, and the S&P 600 Apparel Retail Index.

	1/31/2020	1/29/2021	1/28/2022	1/27/2023	2/2/2024	1/31/2025
Lands’ End, Inc.	$100	$237	$156	$77	$80	$107
Nasdaq Composite Index	$100	$143	$150	$127	$171	$214
S&P 600 Apparel Retail Index	$100	$115	$149	$141	$203	$251

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

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the Consolidated Financial Statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. See “Cautionary Statement Concerning Forward-Looking Information” below and Item 1A, Risk Factors, in this Annual Report on Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements.

This section discusses our results of operations for the year ended January 31, 2025 as compared to the year ended February 2, 2024. For a discussion and analysis of the year ended February 2, 2024 compared to January 27, 2023, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended February 2, 2024, filed with the SEC on April 3, 2024.

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

Segment Reporting

We identify our operating segments according to how our business activities are managed and evaluated. Following internal organizational changes and realignment of distribution channel responsibilities in Fourth Quarter 2024, our operating segments consisted of: U.S. eCommerce, Europe eCommerce, Outfitters, Third Party, Licensing and Retail. Beginning Fourth Quarter 2024, the Wholesale business is included in Licensing and prior periods were recast to reflect the change in operating segments for comparability purposes. During Fiscal 2022, the Company’s operating segments included Japan eCommerce.

We have determined that the U.S. eCommerce, Outfitters and Third Party operating segments share similar economic and other qualitative characteristics, and therefore, the results of these operating segments are aggregated into the U.S. Digital segment. The Europe eCommerce, Licensing and Retail operating segments are not quantitatively significant to be separately reported. See Note 13, Segment Reporting.

Distribution Channels

We identify six separate distribution channels for revenue reporting purposes.

•
U.S. eCommerce offers products through our eCommerce website.
•
Europe eCommerce offers products primarily to consumers located in Europe and through eCommerce international websites and third-party affiliates.
•
Outfitters sells uniform and logo apparel to businesses and their employees, as well as to student households through school relationships, located primarily in the U.S.
•
Third Party sells products direct to consumers through third-party marketplace websites.
•
Licensing earns royalties on the use of Lands’ End trademark and any fulfillment fees for fulfillment services provided by the Company.
•
Retail sells products through Company Operated stores, located in the U.S.

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

Restructuring

During Fiscal 2024 and Fiscal 2023, we reduced approximately 10% of our corporate office positions and incurred restructuring charges, primarily severance and benefit and other related costs. The reductions in the corporate office positions were made to better align with the evolving needs of the business and to invest in key growth areas. For the 52 and 53 weeks ended January 31, 2025 and February 2, 2024, we incurred restructuring charges, primarily severance and benefit costs, related to cost optimization of business operations and strategic initiatives of $5.6 million and $7.3 million, respectively, recorded in Other operating expense, net in the Consolidated Statement of Operations.

Lands’ End Japan Closure

During Second Quarter 2022, the Board of Directors approved a plan to wind down and cease operations of Lands’ End Japan KK. Lands’ End Japan KK represents the Japan eCommerce operating segment. The final liquidation occurred in First Quarter 2024. We incurred no closing costs in Fiscal 2024 and approximately $0.3 million during Fiscal 2023, respectively, recorded in Other operating expense, net in the Consolidated Statements of Operations. See Note 8, Lands’ End Japan Closure.

Basis of Presentation

The Consolidated Financial Statements have been prepared in accordance with GAAP and include the accounts of Lands’ End, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.

Seasonality

We experience seasonal fluctuations in our Net revenue and operating results and historically have realized a significant portion of our yearly net revenue and earnings during our fourth fiscal quarter. We generated approximately

34.0% of our yearly net revenue in the fourth quarters of Fiscal 2024 and Fiscal 2023. Thus, lower than expected fourth quarter net revenue may have an adverse impact on our annual operating results.

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

Results of Operations

Fiscal Year. Our fiscal year end is on the Friday preceding the Saturday closest to January 31 each year. The fiscal periods in this report are presented as follows, unless the context otherwise requires:

Fiscal Year	Ended	Weeks
2024	January 31, 2025	52
2023	February 2, 2024	53

The following table sets forth, for the periods indicated, selected income statement data:

	Fiscal 2024		Fiscal 2023
(in thousands)	$’s	% of Net Revenue	$’s	% of Net Revenue
Net revenue	$1,362,935	100.0%	$1,472,508	100.0%
Cost of sales (excluding depreciation and amortization)	709,590	52.1%	846,981	57.5%
Gross profit	653,345	47.9%	625,527	42.5%
Selling and administrative	561,804	41.2%	550,211	37.4%
Depreciation and amortization	33,772	2.5%	38,465	2.6%
Goodwill impairment	-	—%	106,700	7.2%
Other operating expense, net	6,812	0.5%	7,666	0.5%
Operating income (loss)	50,957	3.7%	(77,515)	(5.3)%
Interest expense	40,439	3.0%	48,291	3.3%
Loss on extinguishment of debt	-	—%	6,666	0.5%
Other expense (income), net	22	0.0%	(655)	(0.0)%
Income (loss) before income taxes	10,496	0.8%	(131,817)	(9.0)%
Income tax expense (benefit)	4,263	0.3%	(1,133)	(0.1)%
Net income (loss)	$6,233	0.5%	$(130,684)	(8.9)%

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

•
Other significant non-recurring or non-operational items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of results and are described below:
•
Restructuring – primarily severance and benefit costs for Fiscal 2024 and Fiscal 2023, respectively.
•
Goodwill and long-lived asset impairment – charges associated with the non-cash write down of certain long-lived assets and goodwill for Fiscal 2024 and Fiscal 2023, respectively.
•
Exit costs – charges associated to exit the kids and footwear lines of business including inventory excess and obsolescence reserves, inventory discounts and operational charges recorded in Fiscal 2024 and Fiscal 2023, respectively, in conjunction with our licensing arrangements commencing in Fiscal 2024.
•
Loss on extinguishment of debt – prepayment premium associated with the repayment of the Former Term Loan Facility before the scheduled maturity date and the write off of related unamortized original issue discount and debt issuance costs of the Former Term Loan Facility for Fiscal 2023.
•
(Gain) loss on disposal of property and equipment – gain on sale of a building and excess land in Fiscal 2024.
•
Lands’ End Japan closure – net operating income (loss) from liquidation and closing costs recorded for Fiscal 2023.

The following table sets forth, for the periods indicated, a reconciliation of Net income (loss) to Adjusted net income (loss) and Adjusted diluted net earnings (loss) per share:

(in thousands, except per share amounts)	Fiscal 2024	Fiscal 2023
Net income (loss)	$6,233	$(130,684)
Restructuring	5,558	7,305
Goodwill and long-lived asset impairment	3,818	106,700
Exit costs	927	9,279
Loss on extinguishment of debt	—	6,666
Landsʼ End Japan closure	—	(215)
(Gain) loss on disposal of property and equipment	(2,501)	—
Tax effects on adjustments (1)	(1,463)	(3,834)
ADJUSTED NET INCOME (LOSS)	$12,572	$(4,783)
ADJUSTED DILUTED NET EARNINGS (LOSS) PER SHARE	$0.40	$(0.15)

Diluted weighted average common shares outstanding	31,664	31,970

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

•
Other significant items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of results and are described below:
•
Restructuring – primarily severance and benefit costs for Fiscal 2024 and Fiscal 2023, respectively.
•
Goodwill and long-lived asset impairment – charges associated with the non-cash write down of certain long-lived assets and goodwill in Fiscal 2024 and Fiscal 2023.
•
Exit costs – charges associated to exit the kids and footwear lines of business including inventory excess and obsolescence reserves, inventory discounts and operational charges recorded in Fiscal 2024 and Fiscal 2023, respectively, in conjunction with our licensing arrangements commencing in Fiscal 2024.
•
Lands’ End Japan closure – net operating income (loss) from liquidation and closing costs recorded in Fiscal 2023.
•
Net gain or loss on disposal of property and equipment – disposal of property and equipment in Fiscal 2024 and Fiscal 2023.
•
Other – amortization of transaction related costs associated with our Licensing distribution channel in Fiscal 2023.

The following table sets forth, for the periods indicated, selected income statement data, both in dollars and as a percentage of Net revenue and a reconciliation of Net income (loss) to Adjusted EBITDA:

(in thousands)	Fiscal 2024		Fiscal 2023
Net income (loss)	$6,233	0.5%	$(130,684)	(8.9)%
Income tax expense (benefit)	4,263	0.3%	(1,133)	(0.1)%
Interest expense	40,439	3.0%	48,291	3.3%
Loss on extinguishment of debt	—	—	6,666	0.5%
Other expense (income), net	22	0.0%	(655)	(0.0)%
Operating income (loss)	50,957	3.7%	(77,515)	(5.3)%
Depreciation and amortization	33,772	2.5%	38,465	2.6%
Restructuring	5,558	0.4%	7,305	0.5%
Goodwill and long-lived asset impairment	3,818	0.3%	106,700	7.2%
Exit costs	927	0.1%	9,279	0.6%
Landsʼ End Japan closure	—	—	(215)	(0.0)%
(Gain) loss on disposal of property and equipment	(2,433)	(0.2)%	93	0.0%
Other	—	—	189	0.0%
Adjusted EBITDA	$92,599	6.8%	$84,301	5.7%

In assessing the operational performance of our business, we consider a variety of financial measures. We operate in six separate distribution channels for revenue reporting purposes: U.S. eCommerce, Europe eCommerce, Outfitters, Third Party, Licensing and Retail. A key measure in the evaluation of our business is revenue performance by distribution channel as well as consolidated Gross margin. We manage and assess the performance of each of our operating segments using Variable profit, which is defined as Net revenue minus cost of sales and variable selling expenses. This segment measure excludes fixed personnel costs, incentive compensation, office occupancy, information technology, professional fees and depreciation and amortization. See Note 13, Segment Reporting for more information regarding Variable profit, which is a non-GAAP measure, as well as a reconciliation of Variable profit to Income (loss) before income taxes.

We use Net revenue to evaluate revenue performance for the U.S. eCommerce, Europe eCommerce, Outfitters, Third Party and Licensing distribution channels. We use GMV, which equals total order value of all Lands’ End branded merchandise sold to customers through business-to-consumer and business-to-business channels, as well as the retail value of the merchandise sold through third party distribution channels, as an important indicator of the performance of the comparable growth of the total brand. For our Retail distribution channel, we use Same Store Sales as a key measure in evaluating performance. A Company Operated store is included in U.S. Same Store Sales calculations when it has been open for at least 14 months. Online sales and sales generated through our in-store web portal are considered revenue in our U.S. eCommerce and are excluded from U.S. Same Store Sales.

Discussion and Analysis

Fiscal 2024 Compared to Fiscal 2023

Gross Merchandise Value

Gross Merchandise Value (“GMV”) increased low-single digits compared to Fiscal 2023. Excluding the 53rd week of Fiscal 2023, GMV increased mid-single digits.

Net Revenue

Total Net revenue was $1.36 billion in Fiscal 2024, a decrease of $109.6 million or 7.4% from $1.47 billion in Fiscal 2023. The decrease in Net revenue was driven by the transition of the kids and footwear product lines to licensing arrangements and optimizing promotional activity as we focused on higher quality sales resulting in higher gross margins and increased gross profit. Excluding the net impact of transitioning kids and footwear product lines to licensing arrangements of $96.6 million, the $31.2 million inventory buyout by a corporate client at the end of its contract in Fiscal 2023 and the impact of the 53rd week in Fiscal 2023 of $16.2 million, total Net revenue increased $34.5 million or 2.6% compared to Fiscal 2023.

U.S. Digital Segment Net revenue was $1.15 billion in Fiscal 2024, a decrease of $138.6 million or 10.7% from $1.29 billion in Fiscal 2023. Excluding the net impact of the licensing transition, the inventory buyout and the 53rd week, U.S. Digital Segment Net revenue increased $3.7 million or 0.3% compared to Fiscal 2023.

U.S. eCommerce Net revenue decreased 9.4%, driven by the transition of kids and footwear products from a direct to a license model, continued promotional productivity within swimwear, outerwear and newness in adjacent product categories and improved inventory management resulting in higher margins with lower clearance inventory sales. Excluding the net impact of the licensing transition and the 53rd week, U.S. eCommerce Net revenue increased 2.3% compared to Fiscal 2023.

Outfitters Net revenue decreased 15.5%, primarily driven by inventory sales to a corporate client at the conclusion of their contract in the First Quarter 2023. Excluding the inventory buyout and the 53rd week, Outfitters Net revenue decreased 2.9% compared to Fiscal 2023.

Third Party Net revenue decreased 10.1%, primarily driven by continued promotional productivity with curated assortments and improved inventory management resulting in higher gross margins. Excluding the impact of the 53rd week, Third Party Net revenue decreased 8.7% compared to Fiscal 2023.

Europe eCommerce Net revenue was $103.1 million in Fiscal 2024, a decrease of $9.8 million or 8.7% from $112.9 million in Fiscal 2023. The decrease in Europe eCommerce Net revenue was primarily driven by the continued focus on gross margin improvement through higher gross profit sales as well as a decrease in markdown and clearance sales.

Licensing and Retail Net revenue was $105.4 million in Fiscal 2024, an increase of $38.9 million or 58.5% from $66.5 million in Fiscal 2023, primarily driven by revenue from licensing arrangements including Lands’ End produced inventory sold to a licensee in First Quarter 2024 in connection with the transition of kids’ products from a direct to a license model. Our U.S. Company Operated Stores experienced an increase of 3.0% in Same Store Sales as compared to Fiscal 2023. On January 31, 2025, there were 23 U.S. Company Operated stores included in Same Store Sales compared to 26 U.S. Company Operated stores on February 2, 2024.

Gross Profit

In Fiscal 2024, total Gross profit increased 4.4% to $653.3 million compared to $625.5 million for Fiscal 2023. Gross margin increased 550 basis points to 47.9% in Fiscal 2024 compared to 42.5% in Fiscal 2023. The improvement in Gross margin was primarily driven by leveraging the strength in the swimwear, outerwear and newness in adjacent product categories across the channels, lower promotional activity and improvements in both inventory management and supply chain costs for Fiscal 2024 compared to Fiscal 2023.

Selling and Administrative Expenses

Selling and administrative expenses were $561.8 million, or 41.2% of total Net revenue in Fiscal 2024, compared to $550.2 million, or 37.4% of total Net revenue in Fiscal 2023. The approximately 380 basis points increase was driven by deleveraging from lower revenues, higher digital marketing spend focused on new customer acquisition and third party professional services.

Depreciation and Amortization

Depreciation and amortization were $33.8 million in Fiscal 2024, a decrease of $4.7 million or 12.2%, compared to $38.5 million in Fiscal 2023. The decrease in depreciation and amortization is primarily driven by lower software depreciation in Fiscal 2024 as a result of major projects becoming fully depreciated.

Other Operating Expense, Net

Other operating expense, net was $6.8 million in Fiscal 2024 compared to $7.7 million in Fiscal 2023.

Operating Income (Loss)

Operating income was $51.0 million in Fiscal 2024, compared to Operating loss of $77.5 million in Fiscal 2023. The increase of $128.5 million was primarily attributed to the $106.7 million non-cash goodwill impairment charge recorded in Third Quarter 2023.

Interest Expense

Interest expense was $40.4 million in Fiscal 2024, compared to $48.3 million in Fiscal 2023. The $7.9 million decrease was primarily driven by lower ABL Facility interest related to lower average outstanding balances and lower amortization of debt issuance costs and lower applicable interest rates on the Current Term Loan Facility.

Loss on Extinguishment of Debt

There was no loss on extinguishment of debt in Fiscal 2024, compared to $6.7 million in Fiscal 2023. We incurred a 1% prepayment premium and recorded the write-off of unamortized original issue discount and debt issuance costs related to the repayment of our Former Term Loan Facility before the scheduled maturity date in Fiscal 2023.

Other Expense (Income)

Other expense was insignificant in Fiscal 2024 compared to other income of $0.7 million in Fiscal 2023.

Income Tax Expense (Benefit)

Income tax expense of $4.3 million was recorded for Fiscal 2024 which resulted in an effective tax rate of 40.6%. This compared to Income tax benefit of $1.1 million in Fiscal 2023 which resulted in an effective tax rate of 0.9%. The Fiscal 2024 tax rate was higher than Fiscal 2023 primarily due to an impairment of goodwill recorded in Fiscal 2023 that was not deductible for tax purposes and as a result of pretax income in Fiscal 2024 compared to a pretax loss in Fiscal 2023.

Net Income (Loss)

As a result of the above factors, Net income was $6.2 million, or diluted earnings per share of $0.20 in Fiscal 2024 compared to Net loss of $130.7 million, or diluted loss per share of $4.09 in Fiscal 2023.

Adjusted Net Income (Loss)

As a result of the above factors, Adjusted net income was $12.6 million and Adjusted diluted earnings per share was $0.40 in Fiscal 2024 compared to Adjusted net loss of $4.8 million and Adjusted diluted net loss per share of $0.15 in Fiscal 2023, representing an increase of $17.4 million, or $0.55 per diluted share.

Adjusted EBITDA

As a result of the above factors, Adjusted EBITDA was $92.6 million in Fiscal 2024, compared to $84.3 million in Fiscal 2023.

U.S. Digital Segment Results of Operations

Variable Profit

U.S. Digital Segment Variable profit was $265.4 million in Fiscal 2024, a decrease of $0.5 million compared to $265.9 million in Fiscal 2023. U.S. Digital Segment Variable profit was 23.0% of Net revenue in Fiscal 2024, which is an increase of 240 basis points compared to 20.6% of Net revenue in Fiscal 2023. The increase in Variable profit as a percentage of Net revenue was driven by continued promotional activity, supply chain improvements in Product and Shipping cost of goods sold partially offset by an increase in Marketing expenses.

Product cost of goods sold was $444.1 million or 38.5% of Net revenue in Fiscal 2024 compared to $553.2 million or 42.8% of Net revenue in Fiscal 2023. Shipping cost of goods sold was $157.6 million or 13.6% of Net revenue in Fiscal 2024 compared to $190.1 million or 14.7% of Net revenue in Fiscal 2023. The improvement in Product and Shipping cost of goods sold as a percent of Net revenue was primarily due to improvements in both inventory management and supply chain costs for Fiscal 2024 compared to Fiscal 2023. Marketing expenses were $179.5 million or 15.5% of Net revenue in Fiscal 2024 compared to $174.7 million or 13.5% of Net revenue in Fiscal 2023. The increase in Marketing expenses was primarily due to higher digital spend focused on new customer acquisition.

U.S. Digital Segment Fiscal 2023 Compared to Fiscal 2022

U.S. Digital Segment Net revenue was $1.29 billion in Fiscal 2023, a decrease of $15.6 million or 1.2% from $1.31 billion in Fiscal 2022. U.S. eCommerce Net revenue decreased by 2.7%, primarily driven by promotional productivity in key product solutions and adjacent product categories with improved inventory management resulting in higher margins with lower clearance inventory sales. Outfitters Net revenue increased 1.5%. Third Party Net revenue increased 6.6%, primarily driven by growth in online sales through existing marketplaces.

U.S. Digital Segment Variable profit was $265.9 million in Fiscal 2023, an increase of $31.3 million compared to $234.6 million in Fiscal 2023. U.S. Digital Segment Variable profit was 20.6% of Net revenue in Fiscal 2023, which was an increase of 270 basis points compared to 17.9% of Net revenue in Fiscal 2022. The increase in Variable profit as a percentage of Net revenue was driven by continued promotional productivity, supply chain improvements in Product and Shipping cost of goods sold partially offset by an increase in Marketing expenses.

Product cost of goods sold was $553.2 million or 42.8% of Net revenue in Fiscal 2023 compared to $590.1 million or 45.1% of Net revenue in Fiscal 2022. Shipping cost of goods sold was $190.1 million or 14.7% of Net revenue in Fiscal 2023 compared to $213.8 million or 16.3% of Net revenue in Fiscal 2022. The improvement in Product and Shipping cost of goods sold as a percent of Net revenue was primarily driven by leveraging the strength in product solutions and newness across the channels, reduction in clearance inventory and improvements in supply chain costs for Fiscal 2023 compared to Fiscal 2022. Marketing expenses were $174.7 million or 13.5% of Net revenue in Fiscal 2023 compared to $167.4 million or 12.8% of Net revenue in Fiscal 2022. The increase in Marketing expenses was primarily due to higher digital spend focused on new customer acquisition.

Liquidity and Capital Resources

Liquidity

Our primary need for liquidity is to fund working capital requirements of our business, capital expenditures, debt service and for general corporate purposes. Our cash and cash equivalents and the ABL Facility serve as sources of liquidity for short-term working capital needs and general corporate purposes. The ABL Facility had no balance outstanding as of January 31, 2025, other than letters of credit. Cash generated from our net revenue and profitability, and to a lesser extent our changes in working capital, are driven by the seasonality of our business, with a significant amount of net revenue and operating cash flows generally occurring in the fourth fiscal quarter of each year. We expect that our cash on hand and cash flows from operations, along with revolving on the ABL Facility, will be adequate to meet our capital requirements and operational needs for at least the next 12 months.

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

Effective with the Fourth Amendment to the ABL Facility executed May 12, 2023, the benchmark interest rate was changed from LIBOR to SOFR plus an adjustment of 0.10% for all loans (“ABL Adjusted SOFR”). Loan interest rates are selected at the borrower’s election, is either (1) ABL Adjusted SOFR, or (2) a base rate which is the greater of (a) the federal funds rate plus 0.50%, (b) the one-month ABL Adjusted SOFR rate plus 1.00%, or (c) the Wells Fargo “prime rate.” The borrowing margin for ABL Adjusted SOFR loans is (i) less than $95.0 million, 1.25%, (ii) equal to or greater than $95.0 million but less than $180.0 million, 1.50%, and (iii) greater than or equal to $180.0 million, 1.75%. For base rate loans, the borrowing margin is (i) less than $95.0 million, 0.50%, (ii) equal to or greater than $95.0 million but less than $180.0 million, 0.75%, and (iii) greater than or equal to $180.0 million, 1.00% (“Applicable Borrowing Margin”). The Applicable Borrowing Margin for all loans is based upon the average daily total loans outstanding for the previous quarter. The Fourth Amendment had no material interest rate impact.

The ABL Facility fees include (i) commitment fees of 0.25% based upon the average daily unused commitment (aggregate commitment less loans and letter of credit outstanding) under the ABL Facility for the preceding fiscal quarter, (ii) customary letter of credit fees and (iii) customary annual agent fees.

There was no balance outstanding under the ABL Facility as of January 31, 2025 and February 2, 2024. The balance of outstanding letters of credit was $10.1 million and $9.1 million as of January 31, 2025 and February 2, 2024, respectively. The borrowing availability under the ABL Facility was $129.3 million and $167.2 million as of January 31, 2025 and February 2, 2024, respectively

Long-Term Debt

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

The Current Term Loan Facility will mature on December 29, 2028, and amortizes at a rate equal to 1.25% per quarter. Depending upon the Company’s Total Leverage Ratio, as defined in the Current Term Loan Facility, mandatory prepayments in an amount equal to a percentage of the Company’s excess cash flows in each fiscal year, ranging from 0% to 75% are required. The Current Term Loan Facility also has typical prepayment requirements for the proceeds of certain asset sales, casualty events and extraordinary receipts. Voluntary prepayment and certain mandatory prepayments made (i) between December 30, 2024 and December 29, 2025 would result in a prepayment premium equal to 2% of the principal amount of the loan prepaid, (ii) between December 30, 2025 and December 29, 2026, would result in a prepayment premium equal to 1% of the principal amount of the loan prepaid, (iii) between December 30, 2026 and December 29, 2027, would result in a prepayment premium equal to 0.5% of the principal amount of the loan prepaid and (iv) thereafter no prepayment premium is due.

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

Effective with the First Amendment to the Former Term Loan Facility executed June 22, 2023, the interest rate benchmark changed from LIBOR to Term Loan Adjusted SOFR. The annual interest rate applicable to the loans under the Former Term Loan Facility was based on a fluctuating rate of interest measured by reference to, at the borrower’s election, either (1) a Term Loan Adjusted SOFR rate plus 9.75% or (2) an alternative base rate (which was the greater of (i) the prime rate published in the Wall Street Journal, (ii) the federal funds rate, which was to be no lower than 0.00% plus ½ of 1.00%, or (iii) the one month Term Loan Adjusted SOFR rate plus 1.00% per annum) plus 8.75%.

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

As of January 31, 2025, we were in compliance with our financial covenants in the Debt Facilities.

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

Cash Flows from Operating Activities

Operating activities generated net cash of $53.1 million and $130.6 million in Fiscal 2024 and Fiscal 2023, respectively. In Fiscal 2024, net cash generated by operating activities decreased $77.5 million compared to Fiscal 2023 due to changes in working capital, primarily the reduction of cash used for inventories during Fiscal 2023.

Cash Flows from Investing Activities

Net cash used in investing activities was $35.0 million and $34.9 million during Fiscal 2024 and Fiscal 2023, respectively. Cash used in investing activities for both years was primarily used for investments to update our digital information technology infrastructure.

For Fiscal 2025, we plan to invest approximately $30.0 million in capital expenditures for strategic investments and infrastructure, primarily in technology and general corporate needs.

Cash Flows from Financing Activities

Net cash used in financing activities was $26.6 million and $110.1 million during Fiscal 2024 and Fiscal 2023, respectively. The decrease in net cash used in financing activities is primarily due to lower inventory levels.

Contractual Obligations and Off-Balance-Sheet Arrangements

We have no material off-balance-sheet arrangements other than the guarantees and contractual obligations that are discussed below.

Information concerning our obligations and commitments to make future payments under contracts such as lease agreements and other contingent commitments, as of January 31, 2025, is aggregated in the following table:

	Payments Due by Period
(in thousands)	Total	1 Year or less	2-3 Years	4-5 Years	After 5 years
Operating leases (1)	$29,083	$6,006	$11,387	$8,396	$3,294
Principal payments on long-term debt	247,000	13,000	26,000	208,000	—
Interest on Term Loan Facility and ABL Facility fees	112,919	31,794	57,072	24,053	—
Purchase obligations (2)	126,507	126,507	—	—	—
Total contractual obligations	$515,509	$177,307	$94,459	$240,449	$3,294

(1)
Operating lease obligations consist primarily of future minimum lease commitments related to our operating leases (refer to Note 4, Leases, of the Consolidated Financial Statements for further details).
(2)
Purchase obligations primarily represent open purchase orders for inventory.

Financial Instruments with Off-Balance-Sheet Risk

The $275.0 million committed revolving ABL Facility includes a $70.0 million sublimit for letters of credit and has a maturity date of July 29, 2026. The ABL Facility is available for working capital and other general corporate liquidity needs. There was no balance outstanding as of January 31, 2025 and February 2, 2024. The balance of outstanding letters of credit was $10.8 million and $9.1 million as of January 31, 2025 and February 2, 2024, respectively.

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

For financial reporting and tax purposes, our United States inventory, primarily merchandise held for sale, is stated at last-in, first-out (“LIFO”) cost, which is adjusted to the lower of cost or market. We account for our non-United States inventory on the first-in, first-out (“FIFO”) method. The United States inventory accounted for using the LIFO method as of percentage of the total inventory was 93% at January 31, 2025 and February 2, 2024.

We continually make assessments as to whether the carrying cost of inventory exceeds its market value and, if so, by what dollar amount. Excess inventories may be disposed of through our normal course of business. Based on historical results experienced through various methods of disposition, we will write down the carrying value of inventories that are not expected to be sold at or above cost. The excess and obsolete reserve balances were $11.7 million and $18.1 million as of January 31, 2025, and February 2, 2024, respectively. The decrease in the excess and obsolete reserve balance is primarily due to reduction in kids and footwear inventory in conjunction with our licensing arrangements. For the inventory marked down to net realizable value, a one percentage point increase in our assumed recovery rates at January 31, 2025, would have had an immaterial impact on our Consolidated Financial Statements.

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

Goodwill impairment assessments

In Fiscal 2023, in connection with the preparation of the financial statements for the quarter ended October 27, 2023, we considered the decline in our stock price and market capitalization, as well as the then current market and macroeconomic conditions, to be a triggering event for the U.S. eCommerce and Outfitters reporting units and therefore completed an interim test for impairment of goodwill for these reporting units as of October 27, 2023. We tested goodwill for impairment using a one-step quantitative test. The quantitative test compared the reporting unit’s fair value to its carrying value. An impairment was recorded for any excess carrying value above the reporting unit’s fair value, not to exceed the amount of goodwill. We estimated fair value of its reporting units using a discounted cash flow model, commonly referred to as the income approach. The income approach used a reporting unit’s projection of estimated operating results and cash flows that was discounted using a weighted-average cost of capital that reflected then current market conditions appropriate to our reporting unit. The discounted cash flow model used management’s best estimates of economic and market conditions over the projected period using the best information available, including growth rates in revenues, costs and estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions included terminal value growth rates, weighted average cost of capital and changes in future working capital requirements.

The testing resulted in goodwill impairment of the remaining $70.4 million and $36.3 million of goodwill allocated to our U.S. eCommerce and Outfitters reporting units, respectively.

Indefinite-lived intangible asset impairment assessments

Our indefinite-lived intangible asset is the Lands’ End trade name. We review the trade name for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The fair value of the trade name indefinite-lived intangible asset is estimated using the relief from royalty method. The relief from royalty method is based on the assumption that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset class. The relief from royalty method involves two steps: (1) estimation of reasonable royalty rates for the assets and (2) the application of these royalty rates to a forecasted net revenue stream and discounting the resulting cash flows to determine a present value. We multiplied the selected royalty rate by the forecasted net revenue stream to calculate the cost savings (relief from royalty payment) associated with the asset. The cash flows are then discounted to present value using the selected discount rate and compared to the carrying value of the asset.

In Fiscal 2024, Fiscal 2023 and Fiscal 2022, we tested the indefinite-lived intangible asset for impairment. In Fiscal 2024, the fair value was substantially in excess of the carrying value. In Fiscal 2023 and Fiscal 2022, fair value exceeded the carrying value by less than 15%. As such, no trade name impairment charges were recorded in any of the periods presented.

Revenue Recognition

While revenue recognition for us does not involve significant judgment, it represents an important accounting policy. For sales shipped from our distribution centers, we recognize revenue and the related cost of goods sold at the time the products are received by the customers. For sales transacted at stores, revenue is recognized when the customer receives and pays for the merchandise at the register.

We record an allowance for estimated returns based on our historical return patterns and various other assumptions that management believes to be reasonable. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our sales return allowance. A one percentage point increase in our assumed returns rate at January 31, 2025 would have an immaterial impact on our

Consolidated Financial Statements. We have not made any material changes in the accounting methodology used to estimate future sales returns in the past three fiscal years.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document contains forward-looking statements. Forward-looking statements reflect our current views with respect to, among other things, future events and performance. These statements may discuss, among other things, our net sales, gross merchandise value (GMV), gross margin, operating expenses, operating income, net income, adjusted net income, Adjusted EBITDA, cash flow, financial condition, financings, impairments, expenditures, growth, strategies, plans, achievements, dividends, capital structure, organizational structure, future store openings, market opportunities and general market and industry conditions. We generally identify forward-looking statements by words such as “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” “predict,” “believe,” “seek,” “continue,” “outlook,” “may,” “might,” “will,” “should,” “can have,” “likely,” “targeting” or the negative version of these words or comparable words. Forward-looking statements are based on beliefs and assumptions made by management using currently available information. These statements are only predictions and are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties. If one or more of these risks or uncertainties materialize, or if management’s underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include those set forth under Item 1A, Risk Factors, in this Annual Report on Form 10-K. Forward-looking statements speak only as of the date on which they are made. We expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable securities laws and regulations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

The Company’s international subsidiaries operate with functional currencies other than the U.S. dollar. Since the Company’s Consolidated Financial Statements are presented in U.S. dollars, the Company must translate all components of these financial statements from the functional currencies into U.S. dollars at exchange rates in effect during or at the end of the reporting period. Net revenue generated from the International distribution channel represented 8% of our total net revenue in Fiscal 2024. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of net revenues, expenses, assets and liabilities. Assuming a 10% change in foreign currency exchange rates, Fiscal 2024 net revenue would have increased or decreased by approximately $10.3 million. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our international subsidiaries into U.S. dollars. Foreign currency translation losses, net, for Fiscal 2024 totaled approximately $0.4 million related to our international subsidiaries in United Kingdom, Germany and Japan. Additionally, the Company has foreign currency denominated intercompany receivables and payables that when settled result in a transaction gain or loss. A 10% change in foreign currency exchanges rates would not result in a significant transaction gain or loss in earnings. The Company does not utilize financial instruments for trading purposes or hedging and have not used any derivative financial instruments to limit foreign currency exchange rate exposures. The Company does not consider our foreign earnings to be permanently reinvested.

As of January 31, 2025, the Company had $8.7 million of cash and cash equivalents denominated in foreign currency, principally in British pound sterling, euro and Hong Kong dollar.

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Lands’ End, Inc. and subsidiaries (the "Company") as of January 31, 2025 and February 2, 2024, the related consolidated statements of operations, comprehensive operations, cash flows, and changes in stockholders’ equity, for each of the three fiscal years in the period ended January 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2025 and February 2, 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Indefinite-lived Intangible Asset – Refer to Notes 2 and 10 to the financial statements

Critical Audit Matter Description

The Company has an indefinite-lived intangible asset that is the Lands’ End trade name. As of January 31, 2025, the carrying value of the trade name is $257.0 million. The indefinite-lived trade name intangible asset is tested for impairment on an annual basis, or more frequently whenever events or changes in circumstances indicate the carrying value may not be recoverable. The fair value of the trade name indefinite-lived intangible asset is estimated using the relief-from-royalty valuation method. The relief from royalty valuation method is based on the assumption that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset class. The relief from royalty method involves two steps: (1) estimation of reasonable royalty rates for the assets and (2) the application of these royalty rates to a forecasted net revenue stream and discounting the resulting cash flows to determine a present value. If actual results fall short of the Company's estimates and assumptions used in estimating future cash flows and the asset fair values, the Company may be exposed to losses that could be material.

We identified the indefinite-lived intangible asset as a critical audit matter because of the significant judgments made by management to estimate the fair value of the trade name. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rate and forecasts of future revenue.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the projected future net revenue, and the selection of the discount rate for the trade name included the following, among others:

•
We tested the operating effectiveness of controls over management’s evaluation of the impairment evaluation of the indefinite-lived intangible asset, including those over the forecast of future revenues and the selection of the discount rate.
•
We evaluated the reasonableness of management’s forecast of future revenues, by comparing to (1) current and historical performance, (2) external market and industry data, and (3) forecasted information included in Company press releases and internal communications to management and the Board of Directors.
•
We evaluated the impact of changes in management’s forecasts from the annual measurement date to January 31, 2025.

•
With the assistance of our fair value specialists, we evaluated management’s judgments as it relates to the selection of the discount rate, assessed the appropriateness of the Company’s selected valuation methodology, and tested the underlying source information and the mathematical accuracy of the calculations by developing a range of independent estimates and comparing those to the rate selected by management.

/s/ Deloitte & Touche LLP

Chicago, Illinois

March 27, 2025

We have served as the Company’s auditor since 2024.

LANDS’ END, INC.

Consolidated Statements of Operations

for Fiscal Years Ended January 31, 2025, February 2, 2024 and January 27, 2023

(in thousands except per share data)	2024	2023	2022
REVENUES
Net revenue	$1,362,935	$1,472,508	$1,555,429
Cost of sales (excluding depreciation and amortization)	709,590	846,981	961,663
Gross profit	653,345	625,527	593,766

Selling and administrative	561,804	550,211	527,374
Depreciation and amortization	33,772	38,465	38,741
Goodwill impairment	-	106,700	-
Other operating expense, net	6,812	7,666	2,926
Total costs and expenses	602,388	703,042	569,041
Operating income (loss)	50,957	(77,515)	24,725
Interest expense	40,439	48,291	39,768
Loss on extinguishment of debt	-	6,666	-
Other expense (income), net	22	(655)	(364)
Income (loss) before income taxes	10,496	(131,817)	(14,679)
Income tax expense (benefit)	4,263	(1,133)	(2,149)
NET INCOME (LOSS)	$6,233	$(130,684)	$(12,530)

NET EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO STOCKHOLDERS
Basic:	$0.20	$(4.09)	$(0.38)
Diluted:	$0.20	$(4.09)	$(0.38)

Basic weighted average common shares outstanding	31,213	31,970	33,108
Diluted weighted average common shares outstanding	31,664	31,970	33,108

See accompanying Notes to Consolidated Financial Statements.

LANDS’ END, INC.

Consolidated Statements of Comprehensive Operations

for Fiscal Years Ended January 31, 2025, February 2, 2024 and January 27, 2023

(in thousands)	2024	2023	2022
NET INCOME (LOSS)	$6,233	$(130,684)	$(12,530)
Other comprehensive income (loss), net of tax
Foreign currency translation (loss) gain	(600)	1,307	(4,380)
Reclassification of foreign currency translation gain to income	-	(354)	—
COMPREHENSIVE INCOME (LOSS)	$5,633	$(129,731)	$(16,910)

See accompanying Notes to Consolidated Financial Statements.

LANDS’ END, INC.

Consolidated Balance Sheets

(in thousands except per share data)	January 31, 2025	February 2, 2024
ASSETS
Current assets
Cash and cash equivalents	$16,180	$25,314
Restricted cash	2,632	1,976
Accounts receivable, net	47,839	35,295
Inventories	265,132	301,724
Prepaid expenses	33,258	37,975
Other current assets	5,439	7,976
Total current assets	370,480	410,260
Property and equipment, net	115,618	118,033
Operating lease right-of-use asset	20,373	23,438
Intangible asset, net	257,000	257,000
Other assets	2,010	2,748
TOTAL ASSETS	$765,481	$811,479
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$13,000	$13,000
Accounts payable	111,353	131,922
Lease liability – current	4,534	6,024
Accrued expenses and other current liabilities	98,736	108,972
Total current liabilities	227,623	259,918
Long-term debt, net	224,888	236,170
Lease liability – long-term	20,007	22,952
Deferred tax liabilities	51,450	48,020
Other liabilities	2,291	2,826
TOTAL LIABILITIES	526,259	569,886
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 - authorized: 480,000 shares; issued and outstanding: 30,843 and 31,433, respectively	309	315
Additional paid-in capital	349,940	356,764
Accumulated deficit	(94,358)	(99,417)
Accumulated other comprehensive loss	(16,669)	(16,069)
TOTAL STOCKHOLDERS’ EQUITY	239,222	241,593
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$765,481	$811,479

See accompanying Notes to Consolidated Financial Statements.

LANDS’ END, INC.

Consolidated Statements of Cash Flows

for Fiscal Years Ended January 31, 2025, February 2, 2024 and January 27, 2023

(in thousands)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$6,233	$(130,684)	$(12,530)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	33,772	38,465	38,741
Amortization of debt issuance costs	2,716	2,716	3,176
(Gain) loss on disposal of property and equipment	(2,433)	93	(530)
Stock-based compensation	4,873	3,827	3,753
Deferred income taxes	3,393	1,813	927
Goodwill and long-lived asset impairment	3,818	106,700	468
Loss on extinguishment of debt	—	6,666	—
Other	(1,122)	(1,335)	(775)
Change in operating assets and liabilities:
Accounts receivable, net	(12,830)	9,861	4,503
Inventories	36,056	124,459	(45,873)
Accounts payable	(18,174)	(33,047)	19,938
Other operating assets	7,190	(447)	(8,105)
Other operating liabilities	(10,349)	1,478	(40,060)
Net cash provided by (used in) operating activities	53,143	130,565	(36,367)
CASH FLOWS FROM INVESTING ACTIVITIES
Sales of property and equipment	2,734	7	1,967
Purchases of property and equipment	(37,770)	(34,916)	(31,806)
Net cash used in investing activities	(35,036)	(34,909)	(29,839)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under ABL Facility	113,000	172,000	264,000
Payments of borrowings under ABL Facility	(113,000)	(272,000)	(164,000)
Proceeds from issuance on long-term debt, net of discount	—	252,200	—
Payments on term loan	(13,000)	(244,063)	(13,750)
Payments of debt extinguishment costs	—	(2,338)	—
Payments of debt issuance costs	(724)	(2,735)	—
Payments for taxes related to net share settlement of equity awards	(1,275)	(1,269)	(4,324)
Purchases and retirement of common stock	(11,595)	(11,902)	(8,463)
Net cash (used in) provided by financing activities	(26,594)	(110,107)	73,463
Effects of exchange rate changes on cash, cash equivalents and restricted cash	9	350	(2,001)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(8,478)	(14,101)	5,256
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	27,290	41,391	36,135
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$18,812	$27,290	$41,391
SUPPLEMENTAL CASH FLOW DATA
Unpaid liability to acquire property and equipment	$1,722	$3,853	$9,998
Income taxes paid, net of refunds	$(743)	$1,108	$4,763
Interest paid	$37,043	$48,099	$34,485

See accompanying Notes to Consolidated Financial Statements.

LANDS’ END, INC.

Consolidated Statements of Changes in Stockholders’ Equity

				(Accumulated	Accumulated
			Additional	Deficit)	Other	Total
	Common Stock Issued		Paid-in	Retained	Comprehensive	Stockholders’
(in thousands)	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 28, 2022	32,985	$330	$374,413	$44,595	$(12,642)	$406,696
Net loss	—	—	—	(12,530)	—	(12,530)
Cumulative translation adjustment, net of tax	—	—	—	—	(4,380)	(4,380)
Stock-based compensation expense	—	—	3,753	—	—	3,753
Vesting of restricted shares	673	4	(4)	—	—	—
Common stock withheld related to net share settlement of equity awards	(236)	—	(4,324)	—	—	(4,324)
Purchases and retirement of common stock	(796)	(8)	(7,657)	(798)	—	(8,463)
Balance at January 27, 2023	32,626	326	366,181	31,267	(17,022)	380,752
Net loss	—	—	—	(130,684)	—	(130,684)
Cumulative translation adjustment, net of tax	—	—		—	953	953
Stock-based compensation expense	—	—	3,827	—	—	3,827
Vesting of restricted shares	449	3	(3)	—	—	—
Common stock withheld related to net share settlement of equity awards	(155)	—	(1,269)	—	—	(1,269)
Purchases and retirement of common stock, including excise taxes	(1,487)	(14)	(11,972)	—	—	(11,986)
Balance at February 2, 2024	31,433	315	356,764	(99,417)	(16,069)	241,593
Net income	—	—	—	6,233	—	6,233
Cumulative translation adjustment, net of tax	—	—		—	(600)	(600)
Stock-based compensation expense	—	—	4,873	—	—	4,873
Vesting of restricted shares	287	1	(1)	—	—	—
Common stock withheld related to net share settlement of equity awards	(103)	—	(1,275)	—	—	(1,275)
Purchases and retirement of common stock, including excise taxes	(774)	(7)	(10,421)	(1,174)	—	(11,602)
Balance at January 31, 2025	30,843	$309	$349,940	$(94,358)	$(16,669)	$239,222

See accompanying Notes to Consolidated Financial Statements.

LANDS’ END, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BACKGROUND AND BASIS OF PRESENTATION

Description of Business

Lands’ End, Inc. (“Lands’ End” or the “Company”) is a leading digital retailer of solution-based apparel, swimwear, outerwear, accessories, footwear, home products and uniforms. Lands’ End offers products online at www.landsend.com, through third-party distribution channels and Company Operated stores. The Company also offers products to businesses and schools, for their employees and students, through the Outfitters distribution channel.

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
•
Fiscal 2023 – The 53 weeks ended February 2, 2024
•
Fiscal 2022 – The 52 weeks ended January 27, 2023
•
Former Term Loan Facility – Term loan credit agreement, dated as of September 9, 2020, among the Company, Fortress Credit Corp., as Administrative Agent and Collateral Agent, and the lenders party thereto
•
Fourth Quarter 2024 – The 13 weeks ended January 31, 2025
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

The accompanying Consolidated Financial Statements have been prepared in accordance with GAAP. In the opinion of management, all material adjustments of a normal and recurring nature necessary for a fair presentation of the results have been reflected for the periods presented. Dollar amounts are reported in thousands, except per share data, unless otherwise noted.

Macroeconomic Challenges

Macroeconomic issues which impact consumer discretionary spending, such as realized inflation-based price increases and high interest rates have continued to have an impact on the Company’s business. Apparel purchases historically have been influenced by domestic and global economic conditions, which may negatively impact customer demand and may require higher levels of promotion in order to attract and retain customers. Additionally, the variable interest rates associated with the Company’s Debt Facilities are negatively affected by higher interest rate environments. Macroeconomic challenges may lead to increased cost of raw materials, packaging materials, labor, energy, fuel, debt and other inputs necessary for the production and distribution of the Company’s products. Moreover, uncertainty with respect to trade policy and tariffs, including increased tariffs applicable to countries where the Company’s vendors manufacture Lands’ End product, may result in an increase in the cost of the Company’s products.

Restructuring

During Fiscal 2024 and Fiscal 2023, the Company reduced approximately 10% of its corporate office positions and incurred restructuring charges, primarily severance and benefit and other related costs. The reductions in the corporate office positions were made to better align with the evolving needs of the business and to invest in key growth areas.

The following table summarizes the restructuring costs recognized in Other operating expense, net in the Consolidated Statement of Operations for Fiscal 2024 and Fiscal 2023:

(in thousands)	Fiscal 2024	Fiscal 2023
Employee severance and benefit costs	$4,291	$5,088
Other costs	1,267	2,217
Total restructuring	$5,558	$7,305

Included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets are approximately $2.0 million of the employee severance and benefit costs as of January 31, 2025 and approximately $2.9 million of the employee severance and benefit costs and $1.1 million of the other related costs as of February 2, 2024 yet to be paid.

Lands’ End Japan Closure

During Fiscal 2022, the Board of Directors approved a plan to wind down and cease operations of Lands’ End Japan KK. Lands’ End Japan KK represents the Japan eCommerce operating segment. The final liquidation occurred in First Quarter 2024. The Company incurred no closing costs in Fiscal 2024 and approximately $0.3 million and $3.0 million during Fiscal 2023 and Fiscal 2022, respectively, recorded in Other operating expense, net in the Consolidated Statements of Operations. See Note 8, Lands’ End Japan Closure.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company’s fiscal year end is on the Friday preceding the Saturday closest to January 31 each year. The fiscal periods in this report are presented as follows, unless the context otherwise requires:

Fiscal Year	Ended	Weeks
2024	January 31, 2025	52
2023	February 2, 2024	53
2022	January 27, 2023	52

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reportable amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Significant accounting estimates inherent in the preparation of the consolidated financial statements include timing of revenue recognition, estimated merchandise returns, inventory valuation, impairment assessments for goodwill, indefinite-lived intangible assets and long-lived assets and income taxes. Actual results could differ from those estimates made by management, which could have a material impact on the Company’s financial position or results of operations.

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

Changes in the balance of the allowance for credit losses are as follows:

(in thousands)	Fiscal 2024	Fiscal 2023
Beginning balance	$650	$728
Provision	177	89
Write-offs	(356)	(167)
Ending balance	$471	$650

Inventory

Inventories primarily consist of merchandise purchased for resale. For financial reporting and tax purposes, the Company’s United States inventory, primarily merchandise held for sale, is stated at last-in, first-out (“LIFO”) cost, which is lower than net realizable value. The Company accounts for its non-United States inventory on the first-in, first-out (“FIFO”) method. The United States inventory accounted for using the LIFO method was 93% of total inventory as of January 31, 2025 and February 2, 2024. If the FIFO method of accounting for inventory had been used, the effect on inventory would have been an increase of $0.5 million and $1.5 million as of January 31, 2025 and February 2, 2024, respectively.

The Company maintains a reserve for excess and obsolete inventory. The reserve is calculated based on historical experience related to liquidation and disposal of identified inventory. The excess and obsolescence reserve balances were $11.7 million and $18.1 million as of January 31, 2025 and February 2, 2024, respectively.

Deferred Catalog Costs and Marketing

Costs incurred for direct response marketing consist primarily of catalog production and mailing costs that are generally amortized within two months from the date catalogs are mailed. Unamortized marketing costs reported as prepaid assets were $10.1 million and $10.3 million as of January 31, 2025 and February 2, 2024, respectively. The Company expenses the costs of marketing for website, magazine, newspaper, radio and other general media when the marketing takes place. Marketing expenses, including catalog costs amortization, digital-related costs and other print media were $207.6 million, $200.5 million and $205.6 million for Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively. These costs are included within Selling and administrative expenses in the accompanying Consolidated Statements of Operations.

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

(in thousands)	Asset Lives (years)	January 31, 2025	February 2, 2024
Land	—	$3,328	$3,450
Buildings and improvements	15-30	102,472	101,232
Furniture, fixtures and equipment	3-10	70,199	66,373
Computer hardware and software	3-10	274,299	261,764
Leasehold improvements	3-7	11,737	12,673
Construction in progress		25,972	17,706
Gross property and equipment		488,007	463,198
Less: Accumulated depreciation		(372,389)	(345,165)
Total property and equipment, net		$115,618	$118,033

As of both January 31, 2025 and February 2, 2024, construction in progress relates primarily to technological investments.

Depreciation expense is recorded over the estimated useful lives of the respective assets using the straight-line method. Leasehold improvements are depreciated over the shorter of the associated lease term or the estimated useful life of the asset. Depreciation expense was $33.8 million, $38.5 million and $38.7 million for Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively.

Leases

The Company is a lessee under various lease agreements for its Company Operated store locations and certain international distribution and office facilities. All leases are classified as operating leases. The Company’s leases have remaining lease terms ranging from less than one year up to six years with renewal options. The lease term is defined as the noncancelable portion of the lease term plus any periods covered by an option to extend the lease, if it is reasonably certain that the option will be exercised.

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

Long-lived Asset Impairment Analysis

Property and equipment are subject to a review for impairment if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”) the Company reviewed the long-lived asset groups for impairment as of January 31, 2025.

During Second Quarter 2024, the Company considered management’s decision to replace the existing information technology infrastructure with an enterprise resource planning (“ERP”) software system within the next 18 to 24 months to be a triggering event. The Company determined that certain long-lived assets, primarily capitalized internal-use software projects and computer software, would no longer be utilized or have future benefit with the planned ERP platform and recognized impairment in the amount of $3.8 million during the 52 weeks ended January 31, 2025, recorded in Other operating expense, net in the Consolidated Statements of Operations.

The Company Operated store long-lived asset groups, including Operating right-of-use assets, are regularly reviewed for impairment indicators when the Company Operated store meets Same Store Sales status. A Company Operated store is included in U.S. Same Store Sales calculations when it has been open for at least 14 months. Impairment is assessed at the individual store level which is the lowest level of identifiable cash flows and considers the estimated undiscounted cash flows over the asset’s remaining life. If estimated undiscounted cash flows are insufficient to recover the investment, an impairment loss is recognized equal to the difference between the estimated fair value of the asset and its carrying value, net of salvage, and any costs of disposition. The fair value estimate is generally the discounted amount of estimated store-specific cash flows. During Fiscal 2024 and Fiscal 2023, the Company recognized no impairment. In Fiscal 2022, the Company recognized impairment of $0.5 million for right-of-use assets and property and equipment of Company Operated store locations.

Goodwill and Indefinite-lived Intangible Asset Impairment Assessments

Goodwill and the indefinite-lived trade name intangible asset are tested separately for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment assessments contain multiple uncertainties because the calculation requires management to make assumptions and to apply judgment to estimate future cash flows and asset fair values. If actual results fall short of the Company’s estimates and assumptions used in estimating future cash flows and asset fair values, the Company may incur future impairment charges that could be material.

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

Financial Instruments with Off-Balance-Sheet Risk

The $275.0 million ABL Facility includes a $70.0 million sublimit for letters of credit and the maturity date is July 29, 2026. The ABL Facility is available for working capital and other general corporate liquidity needs. There was no balance outstanding as of January 31, 2025 and February 2, 2024. The balance of outstanding letters of credit was $10.9 million and $9.1 million on January 31, 2025 and February 2, 2024, respectively.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable. Total accounts receivable, net was $47.8 million and $35.3 million as of January 31, 2025 and February 2, 2024, respectively.

Cash and cash equivalents, accounts receivable, net, accounts payable, accrued expenses and other current liabilities and revolving long-term borrowings on ABL Facility are reflected in the Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments.

Long-term debt, net is reflected in the Consolidated Balance Sheets at amortized cost. The fair value of debt was determined utilizing Level 3 valuation techniques as of January 31, 2025 and February 2, 2024. See Note 9, Fair Value of Financial Assets and Liabilities.

Foreign Currency Translations and Transactions

The Company translates the assets and liabilities of foreign subsidiaries from their respective functional currencies to United States dollars at the appropriate spot rates as of the balance sheet date. Revenue and expenses of operations are translated to United States dollars using weighted average exchange rates during the year. The foreign subsidiaries use the local currency as their functional currency. The effects of foreign currency translation adjustments are included as a component of Accumulated other comprehensive loss in the accompanying Consolidated Statements of Changes in Stockholders’ Equity. Foreign currency translation losses, net, for Fiscal 2024 and Fiscal 2022 total approximately $0.6 million and $4.4 million, respectively. Foreign currency translation gains, net for Fiscal 2023 totaled approximately $1.0 million. The Company recognized a foreign exchange transaction loss of $0.4 million and $1.0 million in Fiscal 2024 and Fiscal 2022, respectively. The Company recognized a foreign exchange transaction gain of $1.0 million in Fiscal 2023. These are recorded in either Cost of sales (excluding depreciation and amortization) or Selling and administrative in the accompanying Consolidated Statements of Operations based on the underlying nature of the transactions giving rise to the gain or loss.

Revenue Recognition

Revenue includes sales of merchandise and delivery revenue related to merchandise sold. Substantially all of the Company’s revenue is recognized when control of product passes to customers, which for the U.S. eCommerce, Europe eCommerce, Outfitters and Third Party distribution channels is when the merchandise is received by the customer and for the Retail distribution channel is at the time of sale in the store. The Company recognizes revenue, including shipping and handling fees billed to customers, in the amount expected to be received when control of the Company’s products transfers to customers, and is presented net of various forms of promotions, which range from contractually fixed percentage price reductions to sales returns, discounts, and other incentives that may vary in amount. Variable amounts are estimated based on an analysis of historical experience and adjusted as better estimates become available.

The Company generates royalty revenue from licensing the right to use its trademarks to third parties. The licensing agreements generally are exclusive to a product category, selling channel and/or geography, have terms in excess of one year, provide for annual guaranteed minimum royalties and, in most cases, include renewal options. In certain agreements, the licensee pays the Company a fulfillment fee for licensed product sold on the Company’s website and fulfilled from the Company’s distribution center. The trademark royalty revenue and fulfillment fee are included in Net revenue and reported in the Licensing distribution channel.

In exchange for providing these rights, the license agreements require the licensees to pay the Company a trademark royalty based on net sales as defined in the license agreements. The Company recognizes sales-based royalty revenue at the later of (i) when the related sales of the licensed product occur, or (ii) when the performance obligation has been satisfied, when the Company expects the annual guaranteed minimums will be met, where such provisions exist. If a sales-based royalty is not ultimately expected to exceed a contractually guaranteed minimum royalty amount, the minimum is recognized straight-line as revenue over the contractual period, if all other criteria of revenue recognition have been met. In certain licensing agreements, the Company agreed to perform transitional activities, such as marketing, for the licensed products. The Company receives reimbursement for such services at cost. The amount of these reimbursements, which are recorded as a reduction of Selling and administrative expenses in the Consolidated Statements of Operations, for Fiscal 2024 was $9.3 million.

The Company excludes from revenue, taxes assessed by governmental authorities, including value-added and other sales-related taxes, that are imposed on and concurrent with revenue-producing activities.

Contract Liabilities

Contract liabilities consist of payments received in advance of the transfer of control to the customer. As products are delivered and control transfers, the Company recognizes the deferred revenue in Net revenue in the Consolidated Statements of Operations. The following table summarizes the deferred revenue associated with payments received in advance of the transfer of control to the customer reported in Accrued expenses and other current liabilities in the Consolidated Balance Sheets and amounts recognized through Net revenue for each period presented. The majority of deferred revenue as of January 31, 2025 is expected to be recognized in Net revenue in First Quarter 2025, as products are delivered to customers.

(in thousands)	Fiscal 2024	Fiscal 2023
Deferred revenue beginning of period	$4,314	$7,484
Deferred revenue recognized in period	(4,100)	(7,270)
Revenue deferred in period	6,370	4,100
Deferred revenue end of period	$6,584	$4,314

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

(in thousands)	Fiscal 2024	Fiscal 2023
Balance as of beginning of period	$35,604	$33,029
Gift cards sold	68,555	66,392
Gift cards redeemed	(64,783)	(60,374)
Gift card breakage	(4,630)	(3,443)
Balance as of end of period	$34,746	$35,604

Refund Liabilities

Refund liabilities, primarily associated with product sales returns and retrospective volume rebates, represent variable consideration and are estimated and recorded as a reduction to Net revenue based on historical experience. As of January 31, 2025 and February 2, 2024, $15.2 million and $21.6 million, respectively, of refund liabilities, primarily associated with estimated product returns, were recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

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

Self-Insurance

The Company has a self-insured plan for health and welfare benefits and provides an accrual to cover the obligation. The accrual for the self-insured liability is based on claims filed and an estimate of claims incurred but not yet reported. The Company considers a number of factors, including historical claims information, when determining the amount of the accrual. Costs related to the administration of the plan and related claims are expensed as incurred. Total expenses, net of employee contributions, were $21.8 million, $18.9 million and $17.7 million for Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively.

The Company also has a self-insured plan for certain costs related to workers’ compensation. The Company obtains third-party insurance coverage to limit exposure to this workers’ compensation self-insured risk.

Retirement Benefit Plan

The Company has a 401(k) retirement plan, which covers most regular employees and allows them to make contributions. The Company also provides a matching contribution on a portion of the employee contributions. Total expenses incurred under this plan were $3.7 million for Fiscal 2024 and $3.9 million for Fiscal 2023 and Fiscal 2022.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) encompasses all changes in equity other than those arising from transactions with stockholders and is comprised solely of foreign currency translation adjustments. The Company’s foreign subsidiaries use their local currency as their functional currency. Functional currency assets and liabilities are translated into U.S. Dollars using exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates during the period. Resulting translation gains and losses are reported in other comprehensive income (loss), until the substantial liquidation of a subsidiary, at which time accumulated transactions gains or losses are reclassified into net income. During Fiscal 2023, the Company recognized a net gain of $0.4 million of cumulative foreign currency translation adjustments related to the substantial liquidation of Lands’ End Japan. See Note 8, Lands’ End Japan Closure.

(in thousands)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Beginning balance: Accumulated other comprehensive loss (net of tax of $4,271, $4,525, and $3,361, respectively)	$(16,069)	$(17,022)	$(12,642)
Other comprehensive income (loss)
Foreign currency translation adjustments (net of tax of $(37), $(348), and $1,164, respectively)	(600)	1,307	(4,380)
Reclassification of foreign currency translation gain to income (net of tax of $0, $94, and $0, respectively)	—	(354)	—
Ending balance: Accumulated other comprehensive loss (net of tax of $4,234, $4,271, and $4,525, respectively)	$(16,669)	$(16,069)	$(17,022)

Stock-Based Compensation

Stock-based compensation expense for restricted stock units is comprised of both Deferred Awards and Performance Awards. Deferred awards only require each recipient to complete a service period for the awards to be earned. The fair value of Deferred Awards is based on the closing price of the Company’s common stock on the grant date. Performance awards have, in addition to a service agreement, financial performance criteria or stock performance criteria that must be achieved for the awards to be earned. The Performance Awards, granted in Fiscal 2023 are also subject to a relative total shareholder return (TSR) modifier. The fair value of Performance Awards granted prior to Fiscal 2023, as well as the portion of the Fiscal 2024 Performance Awards with financial performance criteria, are based on the closing price of the Company’s common stock on the grant date. The fair value for both the Performance Awards granted in Fiscal 2024 with stock performance criteria and the Performance Awards granted in Fiscal 2023 with a relative TSR modifier are based on the Monte Carlo simulation model. Option Awards provide the recipient with the option to purchase a set number of shares at a stated exercise price over the term of the contract, which is ten years for all Option Awards currently outstanding. Options are granted with a strike price equal to the stock price on the date of grant and vest over the requisite service period of the award.

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

The following table summarizes the components of basic and diluted EPS:

(in thousands)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Net income (loss)	$6,233	$(130,684)	$(12,530)
Basic weighted average shares outstanding	31,213	31,970	33,108
Dilutive impact of stock awards	451	—	—
Diluted weighted average shares outstanding	31,664	31,970	33,108
Earnings (loss) per share
Basic	$0.20	$(4.09)	$(0.38)
Diluted	$0.20	$(4.09)	$(0.38)

Anti-dilutive shares excluded from diluted earnings (loss) per common share calculation	285	1,021	1,186

Stock awards are considered anti-dilutive based on the application of the treasury stock method or in the event of a net loss.

Repurchases of Common Stock

Shares of the Company’s common stock may be repurchased by the Company through open market transactions. The par value of the shares retired was charged against Common stock and the remaining purchase price, including any broker commissions and excise taxes paid, was either (i) allocated between Additional paid-in capital and Retained earnings, or (ii) charged directly against Additional paid-in capital. To the extent the shares are repurchased at a price less than that of initial issuance, or to the extent the Company does not have sufficient reserves in Retained earnings at the time of repurchase, the excess of the purchase price over par value is accounted for entirely as a deduction from Additional paid-in capital. The Company retired all shares that were purchased through the 2024 Share Repurchase Program and the 2022 Share Repurchase Program. See Note 6, Stockholders’ Equity.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 in Fiscal 2024. See Note 13, Segment Reporting.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). Under ASU 2024-03, a public entity would be required to disclose information about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. ASU 2024-03 allows for early adoption and requires either prospective adoption to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. The Company is currently assessing the impact of ASU 2024-03 on the Company’s Consolidated Financial Statement disclosures.

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

The following table summarizes the Company’s ABL Facility borrowing availability:

	January 31, 2025	February 2, 2024
(in thousands)	Amount	Amount
ABL Facility limit	$275,000	$275,000
Borrowing Base	140,202	176,311

Outstanding borrowings	—	—
Outstanding letters of credit	10,888	9,070
ABL Facility utilization at end of period	10,888	9,070

ABL Facility borrowing availability	$129,314	$167,241

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

The ABL Facility fees include (i) commitment fees of 0.25% based upon the average daily unused commitment (aggregate commitment less loans and letter of credit outstanding) under the ABL Facility for the preceding fiscal quarter, (ii) customary letter of credit fees and (iii) customary annual agent fees. As of January 31, 2025 and February 2, 2024, the Company had no borrowings outstanding under the ABL Facility.

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

The Current Term Loan Facility will mature on December 29, 2028, and amortizes at a rate equal to 1.25% per quarter. Depending upon the Company’s Total Leverage Ratio, as defined in the Current Term Loan Facility, mandatory prepayments in an amount equal to a percentage of the Company’s excess cash flows in each fiscal year, ranging from 0% to 75% are required. The Current Term Loan Facility also has typical prepayment requirements for the proceeds of certain asset sales, casualty events and extraordinary receipts. Voluntary prepayment and certain mandatory prepayments made (i) between December 30, 2024 and December 29, 2025 would result in a prepayment premium equal to 2% of the principal amount of the loan prepaid, (ii) between December 30, 2025 and December 29, 2026, would result in a prepayment premium equal to 1% of the principal amount of the loan prepaid, (iii) between December 30, 2026 and December 29, 2027, would result in a prepayment premium equal to 0.5% of the principal amount of the loan prepaid and (iv) thereafter no prepayment premium is due.

As a result of the Former Term Loan Facility repayment before the scheduled maturity date, the transaction was subject to a 1% prepayment premium of $2.3 million. Additionally, the Company recorded $4.4 million for the write off of unamortized original issue discount and debt issuance costs of the Former Term Loan Facility. These charges resulted in a loss on extinguishment of debt of $6.7 million in Fiscal 2023.

The Company’s long-term debt consisted of the following:

	January 31, 2025		February 2, 2024
(in thousands)	Amount	Interest Rate	Amount	Interest Rate
Current Term Loan Facility	$247,000	12.66%	260,000	13.70%
Less: Current portion of long-term debt	13,000		13,000
Less: Unamortized debt issuance costs	9,112		10,830
Long-term debt, net	$224,888		$236,170

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

Effective with the First Amendment to the Former Term Loan Facility executed June 22, 2023, the interest rate benchmark changed from LIBOR to Term Loan Adjusted SOFR. The annual interest rate applicable to the loans under the Former Term Loan Facility was based on a fluctuating rate of interest measured by reference to, at the borrower’s election, either (1) a Term Loan Adjusted SOFR rate plus 9.75% or (2) an alternative base rate (which was the greater of (i) the prime rate published in the Wall Street Journal, (ii) the federal funds rate, which was to be no lower than 0.00% plus ½ of 1.00%, or (iii) the one month Term Loan Adjusted SOFR rate plus 1.00% per annum) plus 8.75%.

Both the Current Term Loan Facility and the Former Term Loan Facility contain customary agency fees.

Maturity; Amortization and Prepayments

The ABL Facility maturity date is July 29, 2026.

The Current Term Loan Facility will mature on December 29, 2028, will amortize at a rate equal to 1.25% per quarter. Depending upon the Company’s Total Leverage Ratio, as defined in the Current Term Loan Facility, mandatory prepayments in an amount equal to a percentage of the Company’s excess cash flows in each fiscal year, ranging from 0% to 75% are required. The Current Term Loan Facility also has typical prepayment requirements for the proceeds of certain asset sales, casualty events and extraordinary receipts. Voluntary prepayment and certain mandatory prepayments made (i) between December 30, 2024 and December 29, 2025 would result in a prepayment premium equal to 2% of the principal amount of the loan prepaid, (ii) between December 30, 2025 and December 29, 2026, would result in a prepayment premium equal to 1% of the principal amount of the loan prepaid, (iii) between December 30, 2026 and December 29, 2027, would result in a prepayment premium equal to 0.5% of the principal amount of the loan prepaid and (iv) thereafter no prepayment premium is due.

The Company’s aggregate scheduled maturities of the Debt Facilities as of January 31, 2025 are as follows:

(in thousands)
2025	$13,000
2026	13,000
2027	13,000
2028	208,000
2029	—
Total	$247,000

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

As of January 31, 2025, the Company was in compliance with its financial covenants in the Debt Facilities.

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

NOTE 4. LEASES

The following table summarizes the Company’s components of lease expense, primarily related to Company Operated stores, which is included in Selling and administrative expense in the Consolidated Statements of Operations:

(in thousands)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Operating lease expense	$5,718	$6,340	$7,466
Variable lease expense	2,529	2,572	2,714
Total lease expense	$8,247	$8,912	$10,180

Short-term lease cost was $1.4 million for Fiscal 2024. Short-term lease cost was not material for Fiscal 2023 or Fiscal 2022.

Supplemental balance sheet information related to operating leases are as follows:

($'s in thousands)	Fiscal 2024	Fiscal 2023
Operating lease right-of-use asset	$20,373	$23,438
Lease liability – current	$4,534	$6,024
Lease liability – long-term	$20,007	$22,952
Weighted average remaining lease term in years	5.3	5.7
Weighted average discount rate	6.71%	6.62%

Supplemental cash flow information related to operating leases are as follows:

(in thousands)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Operating cash outflows from operating leases	$7,980	$8,060	$9,154
Operating lease right-of-use-assets (reversal) obtained in exchange for lease liabilities	302	(2,236)	4,440

Maturities of operating lease liabilities as of January 31, 2025 are as follows:

(in thousands)
2025	$6,006
2026	5,767
2027	5,620
2028	4,864
2029	3,532
Thereafter	3,294
Total operating lease payments	29,083
Less imputed interest	4,542
Present value of lease liabilities	$24,541

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

The grant date fair value of the Performance Awards granted prior to Fiscal 2023, as well as the Fiscal 2024 Performance Awards with financial performance criteria, are based on the closing price of the Company’s common stock on the grant date.

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

The following table provides a summary of the Company’s stock-based compensation expense, which is included in Selling and administrative expense in the Consolidated Statements of Operations:

(in thousands)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Deferred awards	$3,541	$3,491	$5,744
Performance awards (1)	917	(87)	(2,090)
Option awards	415	423	99
Total stock-based compensation expense	$4,873	$3,827	$3,753

(1)
Net credit expense for Fiscal 2023 and Fiscal 2022 includes a reduction of the accrual for Performance Awards based on actual and projected results relative to performance measures and forfeitures.

Deferred Awards

The following table provides a summary of the Deferred Awards activity for Fiscal 2024, Fiscal 2023 and Fiscal 2022.

	Fiscal Year Ended
	January 31, 2025		February 2, 2024		January 27, 2023
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Deferred Awards at beginning of year	959	$11.44	906	$16.46	913	$14.60
Granted	314	11.40	844	8.53	503	18.09
Vested	(284)	14.32	(449)	12.21	(398)	14.14
Forfeited	(232)	10.48	(342)	16.53	(112)	16.94
Deferred Awards at end of year	757	$10.63	959	$11.44	906	$16.46

Total unrecognized stock-based compensation expense related to unvested Deferred Awards was approximately $4.3 million as of January 31, 2025, which is expected to be recognized ratably over a weighted average period of 1.7 years. The total fair value of Deferred Awards vested during Fiscal 2024 and Fiscal 2023 was $4.1 million and $5.5 million, respectively. Deferred Awards granted to employees during Fiscal 2024 vest over a period of three years.

Performance Awards

The following table provides a summary of the Performance Awards activity for Fiscal 2024, Fiscal 2023 and Fiscal 2022:

	Fiscal Year Ended
	January 31, 2025		February 2, 2024		January 27, 2023
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Performance Awards at beginning of year	607	$13.14	355	$24.39	436	$21.15
Granted	264	10.30	567	9.74	248	20.65
Change in estimate - performance	(57)	29.95	—	—	—	—
Vested	—	—	—	—	(270)	15.73
Forfeited	(122)	11.46	(315)	19.68	(59)	24.39
Performance Awards at end of year	692	$10.99	607	$13.14	355	$24.39

Total unrecognized stock-based compensation expense related to unvested Performance Awards was approximately $1.9 million as of Fiscal 2024 which is expected to be recognized ratably over a weighted average period of 1.7 years. The Performance Awards granted to employees during Fiscal 2024 vest, if earned, after completion of the applicable performance period. The fair value of the 87,840 Performance Awards with stock performance criteria granted during Fiscal 2024 was estimated at $8.29 per share on the grant date using a Monte Carlo simulation.

Options Awards

The following table provides a summary of the changes in outstanding Options Awards for Fiscal 2024, Fiscal 2023 and Fiscal 2022.

	Fiscal Year Ended
	January 31, 2025		February 2, 2024		January 27, 2023
	Option Awards	Weighted Average Exercise Price per Share	Option Awards	Weighted Average Exercise Price per Share	Option Awards	Weighted Average Exercise Price per Share
(in thousands, except per share amounts)
Option Awards outstanding at beginning of year	511	$16.08	511	$16.08	343	$18.66
Granted	—	—	—	—	168	10.81
Vested	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	(294)	18.1	—	—	—	—
Option Awards outstanding at end of year	217	$13.34	511	$16.08	511	$16.08

The following table provides a summary of information about the Option Awards vested and expected to vest during the contractual term, as well as Option Awards exercisable as of January 31, 2025:

	Option Awards	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
(in thousands, except per share and contractual life amounts)
Option Awards vested and expected to vest	217	6.5	$13.34	—
Option Awards exercisable	133	5.7	$14.93	—

Total unrecognized stock-based compensation expense related to Option Awards was approximately $0.3 million as of January 31, 2025, which is expected to be recognized over a weighted average period of 0.8 years.

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

On March 15, 2024, the Company announced that its Board of Directors authorized the Company to repurchase up to $25.0 million of the Company’s common stock through March 31, 2026 (the “2024 Share Repurchase Program”). Under the 2024 Share Repurchase Program, the Company may repurchase its common stock through open market purchases, in privately negotiated transactions, or by other means in accordance with federal securities laws, including Rule 10b-18 of the Exchange Act. The amount and timing of purchases will be determined by the Company’s management depending upon market conditions and other factors and may be made pursuant to a Rule 10b5-1 trading plan. The 2024 Share Repurchase Program may be suspended or discontinued at any time. As of January 31, 2025, additional purchases of up to $13.5 million could be made under the 2024 Share Repurchase Program. All repurchases are subject to compliance with the Current Term Loan Facility which imposes a per fiscal year limitation on share repurchases.

The following table summarizes the Company’s share repurchases during Fiscal 2024 and Fiscal 2023:

(in thousands except per share amounts)	January 31, 2025	February 2, 2024
Number of shares repurchased	774	1,487
Total cost	$11,501	$11,872
Average per share cost	$14.85	$7.98

The Company retired all shares that were repurchased through the 2024 Share Repurchase Program and the 2022 Share Repurchase Program during Fiscal 2024 and Fiscal 2023. In accordance with FASB ASC 505—Equity, the par value of the shares retired was charged against Common stock and the remaining purchase price, including any broker commissions and excise taxes paid, was either (i) allocated between Additional paid-in capital and Retained earnings, or (ii) charged directly against Additional paid-in capital. To the extent the shares are repurchased at a price less than that of initial issuance, or to the extent the Company does not have sufficient reserves in Retained earnings at the time of repurchase, the excess of the purchase price over par value is accounted for entirely as a deduction from Additional paid-in capital.

NOTE 7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	January 31, 2025	February 2, 2024
Deferred gift card revenue	$34,746	$35,604
Accrued employee compensation and benefits	26,105	28,449
Reserve for sales returns and allowances	15,156	21,560
Deferred revenue	6,584	4,314
Accrued property, sales and other taxes	6,338	8,795
Accrued interest	2,662	1,994
Other	7,145	8,256
Total Accrued expenses and other current liabilities	$98,736	$108,972

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

There were no closing costs of Lands’ End Japan recognized in Fiscal 2024. Closing costs of Lands’ End Japan recognized in Other operating expense, net in the Consolidated Statement of Operations for Fiscal 2023 was $0.3 million.

NOTE 9. FAIR VALUE MEASUREMENTS OF FINANCIAL ASSETS AND LIABILITIES

Cash and cash equivalents and restricted cash is reflected on the Consolidated Balance Sheets at fair value based on Level 1 inputs. Cash and cash equivalents and restricted cash amounts are valued based upon statements received from financial institutions. The fair value of restricted cash was $2.6 million and $2.0 million as of January 31, 2025 and February 2, 2024, respectively.

Carrying amounts and fair values of long-term debt, including current portion, in the Consolidated Balance Sheets are as follows:

	January 31, 2025		February 2, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$247,000	$251,690	$260,000	$258,139

The Company’s valuation of long-term debt, including current portion, at fair value is considered a Level 3 instrument under the fair value hierarchy. The Company’s valuation techniques include the Black-Derman-Toy (“BDT”) model as well as market inputs from management. The BDT modeling approach is particularly relevant given the Current Term Loan Facility’s features, including the optional redemption provision. There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis as of January 31, 2025 and February 2, 2024.

NOTE 10. GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSET

The Company’s intangible assets, consisting of a goodwill and trade name, were originally valued in connection with a business combination accounted for under the purchase accounting method. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill was fully impaired in Fiscal 2023.

The following table summarizes the activity of the Company’s Goodwill:

(in thousands)	Goodwill
Balance January 27, 2023
Gross amount	$110.0
Accumulated impairment losses	(3.3)
Carrying Value	106.7
Impairment loss booked in Fiscal 2023	106.7
Balance February 2, 2024
Gross amount	110.0
Accumulated impairment losses	(110.0)
Carrying Value	$—

The carrying value of Intangible asset, net was $257.0 million as of January 31, 2025 and February 2, 2024.

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

There was no impairment of the trade name during any period presented.

NOTE 11. INCOME TAXES

The Company’s income (loss) before income taxes in the United States and in foreign jurisdictions is as follows:

(in thousands)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Income (loss) before income taxes
United States	$17,535	$(126,745)	$4,646
Foreign	(7,039)	(5,072)	(19,325)
Total income (loss) before income taxes	$10,496	$(131,817)	$(14,679)

Certain foreign operations are branches of Lands’ End and are subject to U.S. as well as foreign income tax. The pretax income (loss) by location and the analysis of the income tax provision by taxing jurisdiction are not directly related.

The components of the provision for (benefit from) income taxes are as follows:

(in thousands)	Fiscal 2024	Fiscal 2023	Fiscal 2022
United States	$4,065	$(1,482)	$(3,258)
Foreign	198	349	1,109
Total provision (benefit)	$4,263	$(1,133)	$(2,149)

(in thousands)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Current:
Federal	$(17)	$(3,092)	$(3,928)
State	700	(192)	(273)
Foreign	187	338	1,125
Total current	870	(2,946)	(3,076)
Deferred:
Federal	2,646	(316)	682
State	736	2,118	261
Foreign	11	11	(16)
Total deferred	3,393	1,813	927
Total provision (benefit)	$4,263	$(1,133)	$(2,149)

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Tax at statutory federal tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	10.8%	(1.1)%	0.1%
Foreign differential	(19.1)%	2.1%	27.2%
Permanent differences	7.2%	(0.8)%	(3.4)%
Uncertain tax benefits	(3.0)%	0.1%	1.1%
Change in foreign valuation allowance	19.2%	(2.2)%	(32.4)%
Goodwill impairment	—%	(17.0)%	—%
Other, net	4.5%	(1.2)%	1.0%
Total	40.6%	0.9%	14.6%

Deferred tax assets and liabilities consisted of the following:

(in thousands)	January 31, 2025	February 2, 2024
Deferred tax assets
Deferred revenue	$8,079	$7,388
Legal accruals	1,183	1,418
Deferred compensation	5,275	6,100
Deferred interest	8,775	640
Reserve for returns	2,208	2,867
Inventory	3,210	4,510
CTA investment in foreign subsidiaries	4,234	4,271
Operating lease liabilities	6,089	7,017
Other	1,127	1,369
Net operating loss carryforward	17,618	26,544
Total deferred tax assets	57,798	62,124
Less valuation allowance	(18,058)	(16,292)
Net deferred tax assets	$39,740	$45,832

Deferred tax liabilities
Intangible assets	$61,919	$61,785
LIFO reserve	18,228	19,137
Property and equipment	4,509	5,662
Operating lease right-of-use assets	5,066	5,709
Catalog advertising	1,468	1,559
Total deferred tax liabilities	91,190	93,852
Net deferred tax liability	$51,450	$48,020

As of January 31, 2025, the Company had $117.5 million of federal and state net operating loss (“NOL”) and interest expense carryforwards (generating a $12.2 million deferred tax asset) available to offset future taxable income. The federal carryforwards have an indefinite life. The state NOL carryforwards generally expire between 2025 and 2044 with certain state NOLs and interest expense carryforwards generated after 2017 having indefinite lives. The Company’s foreign subsidiaries had $49.3 million of NOL carryforwards (generating a $14.1 million deferred tax asset) available to offset future taxable income. These foreign NOLs can be carried forward indefinitely, however, a valuation allowance was established since the future utilization of these NOLs is uncertain.

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits (“UTBs”) is as follows:

(in thousands)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Gross UTBs balance at beginning of period	$1,141	$1,297	$1,477
Tax positions related to the prior periods - gross increases (decreases)	7,980	(156)	(180)
Settlements	(123)	—	—
Gross UTBs balance at end of period	$8,998	$1,141	$1,297

As of January 31, 2025, the Company had gross UTBs of $9.0 million. Of this amount, $0.8 million would, if recognized, impact its effective tax rate. The remaining liability relates to tax positions for which there are offsetting tax benefits, or the uncertainty was related only to timing. The Company does not expect that UTBs will fluctuate significantly in the next 12 months for tax audit settlements and the expiration of the statute of limitations for certain jurisdictions. Tax years 2021 through 2025 remain open for examination by the Internal Revenue Service as well as various state and foreign jurisdictions.

The Company classifies interest expense and penalties related to UTBs and interest income on tax overpayments as components of income tax expense. As of January 31, 2025, the total amount of interest expense and penalties recognized on the balance sheet was $0.5 million ($0.4 million net of federal benefit). As of February 2, 2024, the total amount of interest and penalties recognized on the balance sheet was $0.6 million ($0.5 million net of federal benefit). The total amount of net interest expense recognized in the Consolidated Statements of Operations was insignificant for all periods presented. The Company files income tax returns in both the United States and various foreign jurisdictions.

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

NOTE 13. SEGMENT REPORTING

The Company identifies operating segments according to how business activities are managed and evaluated. Following internal organizational changes and realignment of distribution channel responsibilities in Fourth Quarter 2024, the Company’s operating segments consisted of: U.S. eCommerce, Europe eCommerce, Outfitters, Third Party, Licensing and Retail. Beginning Fourth Quarter 2024, the Wholesale business is included in Licensing and prior periods were recast to reflect the change in operating segments for comparability purposes. During Fiscal 2022, the Company’s operating segments included Japan eCommerce. See Note 8, Lands’ End Japan Closure.

•
U.S. eCommerce offers products through the Company’s eCommerce website.
•
Europe eCommerce offers products primarily to consumers located in Europe and through eCommerce international websites and third-party affiliates.
•
Outfitters sells uniform and logo apparel to businesses and their employees, as well as to student households through school relationships, located primarily in the U.S.
•
Third Party sells products direct to consumers through third-party marketplace websites.
•
Licensing earns royalties on the use of Lands’ End trademark and any fulfillment fees for fulfillment services provided by the Company.
•
Retail sells products through Company Operated stores, located in the U.S.

The internal reporting of these operating segments is based, in part, on the reporting and review process used by the Company’s chief operating decision maker (“CODM”), its Chief Executive Officer. The CODM assesses segment performance based on variable profit, which is defined as net revenue minus cost of sales and variable selling expenses to evaluate segment profitability and make decisions about resource allocations. The Company’s CODM monitors actual segment variable profit results relative to operating plan and forecast to assess the performance of the business and allocate resources. The CODM does not utilize segment asset information to evaluate performance and make resource allocation decisions, and thus such disclosures are not provided.

The Company determined the U.S. eCommerce, Outfitters and Third Party operating segments share similar economic and other qualitative characteristics, and therefore the results of these operating segments are aggregated into the U.S. Digital segment. The Europe eCommerce, Licensing and Retail operating segments are not quantitatively significant to be separately reported.

The accounting policies of the segments are the same as those described in Note 2. The Company has determined its significant segment expense categories based on amounts regularly provided to the Company’s CODM to evaluate segment profitability and drive strategic decision making. The following presents U.S. Digital segment sales and expenses:

	Fiscal 2024		Fiscal 2023		Fiscal 2022
(in thousands)	Segment	Total	Segment	Total	Segment	Total
Net revenue	$1,154,442	$1,154,442	$1,293,178	$1,293,178	$1,308,810	$1,308,810
All other net revenue (1)		208,493		179,330		246,619
Total consolidated net revenue		$1,362,935		$1,472,508		$1,555,429
Product cost of goods sold	444,092		553,169		590,108
Shipping cost of goods sold	157,557		190,059		213,800
Marketing costs	179,499		174,701		167,440
Variable personnel costs	75,465		69,584		66,266
Other segment expenses (2)	32,407		39,744		36,605
Segment variable profit	$265,422		$265,921		$234,591

(1)
All other net revenue is from Europe eCommerce, Licensing and Retail that does not meet the quantitative thresholds and Japan for Fiscal 2022
(2)
Other segment expenses include credit card fees, customer service, webhosting, supplies and other miscellaneous expenses

The reconciliation between segment variable profit to consolidated income (loss) before income taxes is as follows:

(in thousands)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Segment variable profit	$265,422	$265,921	$234,591
All other variable profit (1)	45,949	26,405	23,722
Depreciation expense	(33,772)	(38,465)	(38,741)
Goodwill impairment	-	(106,700)	-
Unallocated corporate expenses (2)	(226,642)	(224,676)	(194,847)
Interest expense	(40,439)	(48,291)	(39,768)
Loss on extinguishment of debt	-	(6,666)	-
Other (expense) income, net	(22)	655	364
Income (loss) before income taxes	$10,496	$(131,817)	$(14,679)

(1)
All other variable profit is from Europe eCommerce, Licensing and Retail that does not meet the quantitative thresholds and Japan for Fiscal 2022
(2)
Unallocated corporate expenses include fixed personnel costs, incentive compensation, office occupancy, information technology and professional fees

Net revenue is presented by distribution channel in the following table:

(in thousands)	Fiscal 2024	% of Net Revenue	Fiscal 2023	% of Net Revenue	Fiscal 2022	% of Net Revenue
U.S. eCommerce	$842,751	61.8%	$930,314	63.2%	$955,752	61.4%
Outfitters	228,161	16.7%	269,943	18.3%	265,898	17.1%
Third Party	83,530	6.1%	92,921	6.3%	87,160	5.7%
Total U.S. Digital Segment revenue	1,154,442		1,293,178		1,308,810
Europe eCommerce	103,079	7.6%	112,855	7.7%	166,627	10.7%
Licensing and Retail	105,414	7.8%	66,475	4.5%	79,992	5.1%
Total Net revenue	$1,362,935		$1,472,508		$1,555,429

The geographical allocation of Net revenue is based upon where the product is shipped. The following presents summarized geographical information:

(in thousands)	Fiscal 2024	% of Net Revenue	Fiscal 2023	% of Net Revenue	Fiscal 2022	% of Net Revenue
United States	$1,245,240	91.4%	$1,342,366	91.2%	$1,368,518	88.0%
Europe	105,000	7.7%	114,778	7.8%	135,878	8.7%
Other (1)	12,695	0.9%	15,364	1.0%	51,033	3.3%
Total Net revenue	$1,362,935		$1,472,508		$1,555,429

(1)
Fiscal 2022 includes Net revenue of $32.7 million from the Japan eCommerce distribution channel. See Note 8, Lands’ End Japan Closure.

Other than the United States no geographic region represented more than 10% of Net revenue.

Property and equipment, net by geographical location are as follows:

(in thousands)	Fiscal 2024	Fiscal 2023
United States	$109,609	$111,254
Europe	5,923	6,588
Asia	86	191
Total long-lived assets	$115,618	$118,033

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

Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15-d-15(e) under the Securities Exchange Act of 1934, as amended) are effective as of January 31, 2025.

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

Management, including our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation our management concluded that our internal control over financial reporting was effective as of January 31, 2025. Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting, see Item 8, Financial Statements and Supplementary Data.

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies including our Company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. There have not been any changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended January 31, 2025 that have materially impacted, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the fiscal quarter ended January 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 10 with respect to directors, the audit committee, audit committee financial experts and Section 16(a) beneficial ownership reporting compliance is included under the headings “Item 1. Election of Directors - Committees of the Board,” “Corporate Governance - Director Independence” and in the biographies of the directors contained in “Item 1. Election of Directors,” in our definitive proxy statement for our annual meeting of stockholders to be held on May 21, 2025 (the “2025 Proxy Statement”) which are incorporated herein by reference. With regard to the information required by this item regarding compliance with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in our 2025 Proxy Statement under the heading “Other Information - Delinquent Section 16(a) Reports”, and such disclosure, if any, is incorporated herein by reference. The information required by Item 10 with respect to insider trading arrangements and policies is included under the heading “Item 1. Election of Directors - Restrictions related to Equity Transactions; Insider Trading Policy” in the 2025 Proxy Statement, and such disclosure is incorporated herein by reference. The 2025 Proxy Statement will be filed within 120 days after the end of our fiscal year.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth in our 2025 Proxy Statement under Item 1. Election of Directors (i) under the heading “Compensation of Directors,” and (ii) under the heading “Executive Compensation,” under the subheadings “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2024 Fiscal Year End,” “Option Exercises and Stock Vested,” “Employment Arrangements,” “Potential Payments upon Termination of Employment,” “Chief Executive Officer Pay Ratio” and “Policies and Practices Related to the Grant of Certain Equity Awards” (and excluding the information under the heading “Pay Versus Performance”) and is incorporated herein by reference. The material incorporated herein by reference to the information set forth under the heading “Executive Compensation - Compensation Committee Report” of the 2025 Proxy Statement shall be deemed furnished, and not filed, in this Annual Report on Form 10-K and shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, as a result of this furnishing except to the extent that it is specifically incorporated by reference by the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading “Item 1. Election of Directors - Beneficial Ownership of the Company’s Common Stock” of the 2025 Proxy Statement.

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company’s equity compensation plans as of January 31, 2025:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	Weighted-average exercise price of outstanding options, warrants and rights*	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))** (in thousands)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,441	22.00	2,369
Equity compensation plans not approved by security holders***	226	10.81	—
Total	1,667	13.34	2,369

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

*** In connection with commencing employment, our CEO was granted options on November 1, 2022 to purchase 168,081 shares of the Company’s common stock of which 84,041 shares were unvested as of January 31, 2025, and 115,633 restricted stock units of which 57,817 restricted stock units were unvested as of January 31, 2025. These awards were made as inducement grants outside of our stockholder approved stock plans in accordance with Nasdaq Listing Rule 5635(c)(4).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the material under the headings “Certain Relationships and Transactions” and “Corporate Governance” of the 2025 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accountant fees and services is incorporated herein by reference to the material under the heading “Item 3. Ratification of Appointment of Independent Registered Public Accounting Firm - Independent Registered Public Accounting Firm Fees” of the 2025 Proxy Statement.

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

3.1

Amended and Restated Certificate of Incorporation of Lands’ End, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2022 (File No. 001-09769))

3.2	Second Amended and Restated Bylaws of Lands’ End, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 23, 2024 (File No. 001-09769)).

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

4.6†

Term Loan Credit Agreement, dated December 29, 2023, by and among Lands’ End, Inc. (as the borrower), the guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC (as administrative agent and collateral agent) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on January 3, 2024 (File No. 001-09769)).

4.7†

Guaranty and Security Agreement, dated December 29, 2023, by and among Lands’ End, Inc., as the Borrower, and the other grantors party thereto and Blue Torch Finance LLC, as Agent (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on January 3, 2024 (File No. 001-09769)).

*4.8	Description of Securities Registered Under Section 12 of the Exchange Act.

10.1	Lands’ End, Inc. Amended and Restated 2017 Stock Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 13, 2019 (File No. 001-09769)).**

10.2

Amendment No. 1 to the Lands’ End, Inc. Amended and Restated 2017 Stock Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 13, 2023 (File No. 001-09769)).**

10.3

Director Compensation Policy effective as of March 19, 2019 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2019 (File No. 001-09769)).**

10.4

Lands’ End, Inc. Umbrella Incentive Program (As Amended and Restated) (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).**

10.5

Lands’ End, Inc. 2014 Stock Plan (As Amended and Restated) (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (File No. 001-09769)).**

10.6

Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2023 (File No. 001-09769)).**

10.7

Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2023 (File No. 001-09769)).**

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

*10.19	Letter from Lands’ End, Inc. to Martin Christopher relating to employment, dated January 30, 2024.**

*10.20	Amended and Restated Executive Severance Agreement dated March 14, 2025 between Lands’ End, Inc. and Martin Christopher.**

10.21

Letter from Lands’ End, Inc. to Bernard McCracken relating to employment, dated September 14, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 27, 2023 (File No. 001-09769)).**

10.22

Amended and Restated Executive Severance Agreement dated March 11, 2025, between Lands’ End, Inc. and Bernard McCracken (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 14, 2025 (File No. 001-09769)).**

10.23

Letter from Lands’ End, Inc. to Angela Rieger relating to employment, dated January 16, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2023 (File No. 001-09769)).**

10.24

Executive Severance Agreement by and between Lands’ End, Inc. and Angela Rieger, dated March 10, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2023 (File No. 001-09769)).**

10.25

Letter from Lands’ End, Inc. to Angela Rieger relating to employment, effective January 22, 2024 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2024 (File No. 001-09769)).**

10.26

Angela Rieger Resignation Letter dated October 2, 2024 and effective April 15, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2024 (File No. 001-09769)).**

10.27

Acknowledgement Agreement Pertaining to the Lands’ End, Inc. Clawback Policy (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2024 (File No. 001-09769)).**

*19.1	Lands’ End, Inc. Insider Trading Policy

*21	Subsidiaries of Lands’ End, Inc.

*23.1	Consent of Deloitte & Touche LLP.

*31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

***32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Lands’ End, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2024 (File No. 001-09769)).

*101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

*	Filed herewith.
**	A management contract or compensatory plan or arrangement.
***	Furnished herewith.
†

Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant will furnish copies of any such schedules and exhibits to the Securities and Exchange Commission upon request.

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

LANDS’ END, INC. (Registrant)
By:	/s/ Bernard McCracken
Name:	Bernard McCracken
Title:	Chief Financial Officer and Treasurer
Date:	March 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:		Date:
/s/ Andrew J. McLean	Director and Chief Executive Officer (Principal Executive Officer)	March 27, 2025
Andrew J. McLean

/s/ Bernard McCracken	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 27, 2025
Bernard McCracken

/s/ Josephine Linden	Chair of the Board of Directors	March 27, 2025
Josephine Linden

/s/ Robert Galvin	Director	March 27, 2025
Robert Galvin

/s/ Gordon Hartogensis	Director	March 27, 2025
Gordon Hartogensis

/s/ Elizabeth Leykum	Director	March 27, 2025
Elizabeth Leykum

/s/ John T. McClain	Director	March 27, 2025
John T. McClain

/s/ Alicia Parker	Director	March 27, 2025
Alicia Parker