Form 10-Q
period 2025-05-02
LANDS' END, INC.
filed 2025-06-05
CIK 799288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 2, 2025

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

As of June 2, 2025, the registrant had 30,472,711 shares of common stock, $0.01 par value, outstanding.

LANDS’ END, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MAY 2, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDS’ END, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	13 Weeks Ended
(in thousands, except per share data)	May 2, 2025	May 3, 2024
Net revenue	$261,208	$285,471
Cost of sales (exclusive of depreciation and amortization)	128,482	146,491
Gross profit	132,726	138,980

Selling and administrative	123,462	127,401
Depreciation and amortization	8,291	9,005
Other operating expense, net	3,343	341
Operating (loss) income	(2,370)	2,233
Interest expense	9,265	10,336
Other (income), net	(11)	(88)
Loss before income taxes	(11,624)	(8,015)
Income tax benefit	(3,362)	(1,573)
NET LOSS	$(8,262)	$(6,442)

Loss per common share
Basic	$(0.27)	$(0.20)
Diluted	$(0.27)	$(0.20)

Weighted average common shares outstanding
Basic	30,867	31,439
Diluted	30,867	31,439

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Comprehensive Operations

(Unaudited)

	13 Weeks Ended
(in thousands)	May 2, 2025	May 3, 2024
NET LOSS	$(8,262)	$(6,442)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	1,498	(513)
COMPREHENSIVE LOSS	$(6,764)	$(6,955)

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	May 2, 2025	May 3, 2024	January 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$18,139	$27,350	$16,180
Restricted cash	2,178	2,489	2,632
Accounts receivable, net	36,023	34,664	47,839
Inventories, net	262,372	288,629	265,132
Prepaid expenses	38,237	41,728	33,258
Other current assets	8,180	10,161	5,439
Total current assets	365,129	405,021	370,480
Property and equipment, net	116,010	113,286	115,618
Operating lease right-of-use asset	19,450	22,286	20,373
Intangible asset	257,000	257,000	257,000
Other assets	2,906	2,514	2,010
TOTAL ASSETS	$760,495	$800,107	$765,481
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$13,000	$13,000	$13,000
Accounts payable	95,077	108,287	111,353
Lease liability – current	4,462	5,628	4,534
Accrued expenses and other current liabilities	83,963	92,181	98,736
Total current liabilities	196,502	219,096	227,623
Long-term borrowings under ABL Facility	40,000	40,000	—
Long-term debt, net	222,219	233,087	224,888
Lease liability – long-term	18,935	21,873	20,007
Deferred tax liabilities	50,532	48,620	51,450
Other liabilities	2,167	2,830	2,291
TOTAL LIABILITIES	530,355	565,506	526,259
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 authorized: 480,000 shares; issued and outstanding: 30,635, 31,407 and 30,843, respectively	307	314	309
Additional paid-in capital	347,624	356,871	349,940
Accumulated deficit	(102,620)	(106,002)	(94,358)
Accumulated other comprehensive loss	(15,171)	(16,582)	(16,669)
TOTAL STOCKHOLDERS’ EQUITY	230,140	234,601	239,222
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$760,495	$800,107	$765,481

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	13 Weeks Ended
(in thousands)	May 2, 2025	May 3, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,262)	$(6,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,291	9,005
Amortization of debt issuance costs	686	667
Loss/(gain) on disposal of property and equipment	11	(1)
Stock-based compensation	920	1,226
Deferred income taxes	(1,119)	398
Other	(214)	(199)
Change in operating assets and liabilities:
Accounts receivable, net	12,283	553
Inventories, net	4,114	12,762
Accounts payable	(16,396)	(21,257)
Other operating assets	(7,247)	(5,989)
Other operating liabilities	(15,530)	(16,538)
Net cash used in operating activities	(22,463)	(25,815)
CASH FLOWS FROM INVESTING ACTIVITIES
Sales of property and equipment	—	5
Purchases of property and equipment	(8,286)	(6,736)
Net cash used in investing activities	(8,286)	(6,731)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under ABL Facility	60,000	49,000
Payments of borrowings under ABL Facility	(20,000)	(9,000)
Payments on term loan	(3,250)	(3,250)
Payments of debt issuance costs	(1,103)	(528)
Payments for taxes related to net share settlement of equity awards	(450)	(249)
Purchases and retirement of common stock, including excise tax paid	(2,777)	(1,014)
Net cash provided by financing activities	32,420	34,959
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(166)	136
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,505	2,549
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	18,812	27,290
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$20,317	$29,839
SUPPLEMENTAL CASH FLOW DATA
Unpaid liability to acquire property and equipment	$1,691	$1,480
Income taxes (refunded) paid	$(600)	$340
Interest paid	$8,670	$10,983
Operating lease right-of-use-assets obtained in exchange for lease liabilities	$95	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock Issued		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 31, 2025	30,843	$309	$349,940	$(94,358)	$(16,669)	$239,222
Net loss	—	—	—	(8,262)	—	(8,262)
Cumulative translation adjustment, net of tax	—	—	—	—	1,498	1,498
Stock-based compensation expense	—	—	920	—	—	920
Vesting of restricted shares	125	1	(1)	—	—	—
Common stock withheld related to net share settlement of equity awards	(42)	—	(450)	—	—	(450)
Purchases and retirement of common stock	(291)	(3)	(2,785)	—	—	(2,788)
Balance at May 2, 2025	30,635	$307	$347,624	$(102,620)	$(15,171)	$230,140

	Common Stock Issued		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at February 2, 2024	31,433	$315	$356,764	$(99,417)	$(16,069)	$241,593
Net loss	—	—	—	(6,442)	—	(6,442)
Cumulative translation adjustment, net of tax	—	—	—	—	(513)	(513)
Stock-based compensation expense	—	—	1,226	—	—	1,226
Vesting of restricted shares	90	—	—	—	—	—
Common stock withheld related to net share settlement of equity awards	(31)	—	(249)	—	—	(249)
Purchases and retirement of common stock	(85)	(1)	(870)	(143)	—	(1,014)
Balance at May 3, 2024	31,407	$314	$356,871	$(106,002)	$(16,582)	$234,601

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BACKGROUND AND BASIS OF PRESENTATION

Description of Business

Lands’ End, Inc. (“Lands’ End” or the “Company”) is a leading digital retailer of solution-based apparel, swimwear, outerwear, accessories, footwear, home products and uniforms. Lands’ End offers products online at www.landsend.com, through third-party distribution channels, its own Company Operated stores and third-party license agreements. Lands’ End also offers products to businesses and schools, for their employees and students, through the Outfitters distribution channel. Lands’ End is a classic American lifestyle brand that creates solutions for life’s every journey. References to www.landsend.com do not constitute incorporation by reference of the information at www.landsend.com, and such information is not part of this Quarterly Report on Form 10-Q or any other filings with the SEC, unless otherwise explicitly stated.

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

•
Deferred Awards – Time vesting stock awards

•
FASB – Financial Accounting Standards Board
•
First Quarter 2025 – The 13 weeks ended May 2, 2025

•
Fiscal 2025 – The 52 weeks ending January 30, 2026

•
Fiscal 2024 – The 52 weeks ended January 31, 2025

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all material adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. Dollar amounts are reported in thousands, except per share data, unless otherwise noted. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Lands’ End Annual Report on Form 10-K filed with the SEC on March 27, 2025.

Macroeconomic Challenges

Macroeconomic issues which impact consumer discretionary spending, such as realized inflation-based price increases and high interest rates have continued to have an impact on the Company’s business. Apparel purchases historically have been influenced by domestic and global economic conditions, which may negatively impact customer demand and may require higher levels of promotion in order to attract and retain customers. Additionally, the variable interest rates associated with the Company’s Debt Facilities are negatively affected by higher interest rate environments. Macroeconomic challenges may lead to increased cost of raw materials, packaging materials, labor, energy, fuel, debt and other inputs necessary for the production and distribution of the Company’s products. Moreover, uncertainty with respect to trade policy and tariffs, including increased tariffs applicable to countries where the Company’s vendors manufacture its product, may result in an increase in the cost of its products.

Restructuring

During the First Quarter 2025, the Company reduced approximately 6% of its corporate office positions and incurred restructuring charges, primarily severance and benefit and other related costs. The reductions in the corporate office positions were made to better align with the evolving needs of the business and to invest in key growth areas. Additionally, the Company incurred ongoing costs related to exploring strategic alternatives for the Company to maximize shareholder value and have included those costs as part of restructuring. For the 13 weeks ended May 3, 2024, the Company incurred restructuring charges, primarily severance and benefit costs, related to cost optimization of business operations and strategic initiatives.

The following table summarizes the restructuring costs recognized in Other operating expense, net in the Condensed Consolidated Statement of Operations for the 13 weeks ended May 2, 2025 and May 3, 2024:

	13 Weeks Ended
(in thousands)	May 2, 2025	May 3, 2024
Employee severance and benefit costs	$2,647	$342
Strategic alternatives and other costs	685	—
Total restructuring	$3,332	$342

The following table summarizes the accrued restructuring cost activity included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets:

(in thousands)	Employee Severance and Benefit Costs	Strategic Alternatives and Other Costs	Total Restructuring
Balance as of January 31, 2025	$2,004	$—	$2,004
Estimated costs payable in cash	2,647	685	3,332
Cash payments	(2,914)	(30)	(2,944)
Foreign currency translation	53	—	53
Balance as of May 2, 2025	$1,790	$655	$2,445

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In November 2024, the FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). Under ASU 2024-03, a public entity is required to disclose information about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. ASU 2024-03 allows for early adoption and requires either prospective adoption to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. The Company is currently assessing the impact of ASU 2024-03 on the Company’s Condensed Consolidated Financial Statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which includes requirements that an entity disclose specific categories in the rate reconciliation table and provide additional information for reconciling items that are greater than five percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income rate. The standard also requires that entities disclose income (or loss) from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) each disaggregated between domestic and foreign. ASU 2023-09 is effective for the annual periods beginning after December 15, 2024. The Company is currently assessing the impact of ASU 2023-09 on the Company’s Condensed Consolidated Financial Statement disclosures.

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

The following table summarizes the components of basic and diluted loss per share:

	13 Weeks Ended
(in thousands, except per share amounts)	May 2, 2025	May 3, 2024
Net loss	$(8,262)	$(6,442)

Basic weighted average common shares outstanding	30,867	31,439
Dilutive impact of stock awards	—	—
Diluted weighted average common shares outstanding	30,867	31,439

Loss per share
Basic	$(0.27)	$(0.20)
Diluted	$(0.27)	$(0.20)

Anti-dilutive shares excluded from diluted loss per common share calculation	746	1,002

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

	13 Weeks Ended
(in thousands)	May 2, 2025	May 3, 2024
Beginning balance: Accumulated other comprehensive loss (net of tax of $4,234, $4,271, respectively)	$(16,669)	$(16,069)
Other comprehensive income (loss):
Foreign currency translation adjustments (net of tax of $(202), $(203), respectively)	1,498	(513)
Ending balance: Accumulated other comprehensive loss (net of tax of $4,032, $4,068, respectively)	$(15,171)	$(16,582)

No amounts were reclassified out of Accumulated other comprehensive loss during any of the periods presented.

NOTE 5. DEBT

ABL Facility

The Company’s $225.0 million committed revolving ABL Facility, as amended to date, includes a $35.0 million sublimit for letters of credit and is available for working capital and other general corporate liquidity needs. The amount available to borrow is the lesser of (1) the Aggregate Commitments of $225.0 million (“ABL Facility Limit”) or (2) the Borrowing Base or Loan Cap which is calculated from Eligible Inventory, Trade Receivables and Credit Card Receivables, all foregoing capitalized terms not defined herein are as defined in the ABL Facility.

The following table summarizes the Company’s ABL Facility borrowing availability:

	May 2, 2025		May 3, 2024		January 31, 2025
(in thousands)	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
ABL Facility limit	$225,000		$275,000		$275,000
Borrowing Base	137,871		181,885		140,202

Outstanding borrowings	40,000	6.09%	40,000	6.67%	—
Outstanding letters of credit	11,030		8,069		10,888
ABL Facility utilization at end of period	51,030		48,069		10,888

ABL Facility borrowing availability	$86,841		$133,816		$129,314

Effective with the Fifth Amendment to the ABL Facility, dated March 28, 2025 (the “Fifth Amendment”), the 0.10% adjustment to the SOFR benchmark interest rate was eliminated and the benchmark rates under the ABL Credit Agreement are, at the election of the Company, either: (1) Term SOFR (which is a forward looking term rate based on the secured overnight financing rate), or (2) a Base Rate (which is the greatest of (a) 0% per annum, (b) the federal funds rate plus 0.50%, (c) the one-month Term SOFR rate plus 1.00%, or (d) the Wells Fargo “prime rate”). The borrowing margin for SOFR Rate loans is (i) where the average daily total outstanding for the previous quarter is less than $95.0 million, 1.50%, and (ii) where the average daily total outstanding for the previous quarter is equal to or greater than $95.0 million, 1.75%. For Base Rate loans, the borrowing margin is (i) where the average daily total outstanding for the previous quarter is less than $95.0 million, 0.75%, and (ii) where the average daily total outstanding for the previous quarter is equal to or greater than $95.0 million, 1.00% (“Applicable Borrowing Margin”). The Applicable Borrowing Margin for all loans is based upon the average daily total loans outstanding for the previous quarter. The Fifth Amendment reduced aggregate commitments from $275 million to $225 million, and reduced the letter of credit sublimit from $70 million to $35 million, in line with the Company’s lower inventory levels and expected letter of credit capacity, and had no material interest rate impact.

The ABL Facility fees include (i) commitment fees of 0.20% or 0.30% based upon the average daily unused commitment (aggregate commitment less loans and letter of credit outstanding) under the ABL Facility for the preceding fiscal quarter, (ii) customary letter of credit fees and (iii) customary annual agent fees. The Fifth Amendment extended the maturity date of the ABL Facility to the earlier of (a) March 28, 2030 and (b) September 29, 2028 if, on or prior to such date, the Term Loan Facility has not been refinanced, extended or repaid in full in accordance with the terms thereof and not replaced with other indebtedness. Under applicable accounting guidance, certain unamortized debt issuance costs originating from the ABL Facility are deferred and amortized over the extended term of the ABL Facility, and certain unamortized debt issuance costs have been written off. As of May 2, 2025, the Company had $40.0 million borrowings outstanding under the ABL Facility.

Long-Term Debt

The Term Loan Facility will mature on December 29, 2028, and amortizes at a rate equal to 1.25% per quarter. Depending upon the Company’s Total Leverage Ratio, as defined in the Term Loan Facility, mandatory prepayments in an amount equal to a percentage of the Company’s excess cash flows in each fiscal year, ranging from 0% to 75% are required. The Term Loan Facility also has typical prepayment requirements for the proceeds of certain asset sales, casualty events and extraordinary receipts. Voluntary prepayment and certain mandatory prepayments made (i) between December 30, 2024 and December 29, 2025 would result in a prepayment premium equal to 2% of the principal amount of the loan prepaid, (ii) between December 30, 2025 and December 29, 2026, would result in a prepayment premium equal to 1% of the principal amount of the loan prepaid, (iii) between December 30, 2026 and December 29, 2027, would result in a prepayment premium equal to 0.5% of the principal amount of the loan prepaid and (iv) thereafter no prepayment premium is due.

The Company’s long-term debt consisted of the following:

	May 2, 2025		May 3, 2024		January 31, 2025
(in thousands)	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Term Loan Facility	243,750	12.41%	256,750	13.68%	247,000	12.66%
Less: Current portion of long-term debt	13,000		13,000		13,000
Less: Unamortized debt issuance costs	8,531		10,663		9,112
Long-term debt, net	$222,219		$233,087		$224,888

The interest rates per annum applicable to the loans under the Term Loan Facility are based on a fluctuating rate of interest equal to, at the Company’s election, either (1) Term Loan Adjusted SOFR loan (subject to a 2% floor) plus an applicable margin, or (2) an alternative base rate loan plus an applicable margin. The applicable margin is based on the Company’s net leverage and will be, (i) for Term Loan Adjusted SOFR loans, 8.25% per annum if the total leverage ratio is greater than or equal to 2.75:1.00, 8.00% per annum if the total leverage ratio is less than 2.75:1.00 but greater than or equal to 2.25:1.00, and 7.75% per annum if the total leverage ratio is less than 2.25:1.00 and (ii) for base rate loans, 7.25% per annum if the total leverage ratio is greater than or equal to 2.75:1.00, 7.00% per annum if the total leverage ratio is less than 2.75:1.00 but greater than or equal to 2.25:1.00, and 6.75% per annum if the total leverage ratio is less than 2.25:1.00. In each case, the net leverage is determined as of the last day of each applicable measurement period.

The Term Loan Facility contains customary agency fees.

Debt Facilities

Guarantees; Security

All obligations under the Debt Facilities are unconditionally guaranteed by Lands’ End, Inc. and, subject to certain exceptions, each of its existing and future direct and indirect subsidiaries. The ABL Facility is secured by a first priority security interest in certain working capital of the borrowers and guarantors consisting primarily of accounts receivable and inventory. The Term Loan Facility is also secured by a second priority security interest in the same collateral, with certain exceptions.

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

The Term Loan Facility contains financial covenants, including a quarterly maximum total leverage ratio test and a monthly minimum liquidity test.

Under the ABL Facility, if excess availability falls below the greater of 10% of the Loan Cap amount or $12.0 million, the Company will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0.

The Debt Facilities contain certain affirmative covenants, including reporting requirements such as delivery of financial statements, certificates and notices of certain events, maintaining insurance and providing additional guarantees and collateral in certain circumstances.

As of May 2, 2025, the Company was in compliance with its financial covenants in the Debt Facilities.

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
•
Performance Awards are in the form of restricted stock units and have, in addition to a service requirement, financial performance criteria, event criteria and/or stock performance criteria that must be achieved for the awards to be earned. For Performance Awards with financial performance criteria, the Target Shares earned can range from 50% to 200% (such result, the “Earned Shares”) once minimum thresholds have been reached and depend on the achievement of certain financial measures for the cumulative period comprised of three-consecutive fiscal years beginning with the fiscal year of the grant date. Performance Awards are also subject to limitations under the Company’s stockholder approved stock plans. The applicable percentage of the Target Shares, as determined by the applicable performance measure, vest after the completion of the applicable three-year performance period and upon determination of achievement of the performance measures by the Compensation Committee of the Board of Directors. Unearned Target Shares are forfeited.

For Performance Awards granted in Fiscal 2025 with event criteria, the award vests at 100% of the Target Shares upon the occurrence of the event within a specified amount of time, absent which the award expires unvested. For the Performance Awards granted in Fiscal 2025 and Fiscal 2024 with stock performance criteria, the Target Shares earned can range from 0% to 100% based on the Company’s highest average per share common stock closing price, measured over any 20 consecutive trading-day period from and after the date of grant and during the three-consecutive fiscal years beginning with the fiscal year of the grant date.

The grant date fair value of the Performance Awards granted in Fiscal 2025 and Fiscal 2024 with financial performance criteria and event criteria, are based on the closing price of the Company’s common stock on the grant date. The grant date fair value for the Performance Awards granted in Fiscal 2025 and Fiscal 2024 with stock performance criteria are based on the Monte Carlo simulation model.

Stock-based compensation expense, including awards with market conditions, is recognized ratably over the related service period, reduced for estimated forfeitures of those awards not expected to vest due to employee turnover and adjusted based on the Company’s estimate of the percentage of the aggregate Target Shares expected to be earned. The Company accrues for Performance Awards on a 100% payout unless it becomes probable that the outcome will be significantly different, or the performance can be accurately measured. Stock-based compensation expense for awards with event criteria is not recognized until the event becomes probable.

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

The following table provides a summary of the Company’s stock-based compensation expense, which is included in Selling and administrative expense in the Condensed Consolidated Statements of Operations:

	13 Weeks Ended
(in thousands)	May 2, 2025	May 3, 2024
Deferred awards	$818	$922
Performance awards (1)	(2)	200
Option awards	104	104
Total stock-based compensation expense	$920	$1,226

(1)
Net credit expense for the 13 weeks ended May 2, 2025 includes a reduction of the accrual for Performance Awards based on actual and projected results relative to performance measures.

Deferred Awards

The following table provides a summary of the Deferred Awards activity for the 13 weeks ended May 2, 2025:

	Deferred Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested Deferred Awards as of January 31, 2025	757	$10.63
Granted	321	11.16
Vested	(125)	15.70
Forfeited or expired	(57)	9.25
Unvested Deferred Awards as of May 2, 2025	896	$10.21

Total unrecognized stock-based compensation expense related to unvested Deferred Awards was approximately $6.4 million as of May 2, 2025, which is expected to be recognized ratably over a weighted average period of 2.2 years. The total fair value of Deferred Awards vested during the 13 weeks ended May 2, 2025 and May 3, 2024 was $2.0 million and $2.3 million, respectively. The Deferred Awards granted to employees during the 13 weeks ended May 2, 2025 vest over a period of three years.

Performance Awards

The following table provides a summary of the Performance Awards activity for the 13 weeks ended May 2, 2025:

	Performance Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested Performance Awards as of January 31, 2025	692	$10.99
Granted	780	10.39
Change in estimate - performance	(65)	—
Vested	—	—
Forfeited or expired	(58)	10.02
Unvested Performance Awards as of May 2, 2025	1,349	$10.21

Total unrecognized stock-based compensation expense related to unvested Performance Awards was approximately $2.5 million as of May 2, 2025 which is expected to be recognized ratably over a weighted average period of 2.2 years. Additionally, total unrecognized stock-based compensation expense related to Performance Awards with event criteria was approximately $3.6 million, which is not expected to be recognized until the event is probable of occurring. The fair value of the 133,984 Performance Awards with stock performance criteria granted during the 13 weeks ended May 2, 2025 was estimated at $7.81 per share on the grant date using a Monte Carlo simulation.

Option Awards

The following table provides a summary of the Option Awards activity for the 13 weeks ended May 2, 2025:

Option Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Option Awards outstanding as of January 31, 2025	217	$13.34
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Option Awards outstanding as of May 2, 2025	217	$13.34

The following table provides a summary of information about the Option Awards vested and expected to vest during the contractual term, as well as Option Awards exercisable as of May 2, 2025:

(in thousands, except contractual life and exercise price amounts)	Option Awards	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Option Awards vested and expected to vest	217	6.27	$13.34	$-
Option Awards exercisable	133	5.48	$14.93	$-

Total unrecognized stock-based compensation expense related to Option Awards expected to vest was approximately $0.2 million as of May 2, 2025, which is expected to be recognized over a weighted average period of 0.6 years.

NOTE 7. STOCKHOLDERS’ EQUITY

Share Repurchase Program

On March 15, 2024, the Company announced that its Board of Directors authorized the Company to repurchase up to $25.0 million of the Company’s common stock through March 31, 2026 (the “2024 Share Repurchase Program”). Under the 2024 Share

Repurchase Program, the Company may repurchase its common stock through open market purchases, in privately negotiated transactions, or by other means in accordance with federal securities laws, including Rule 10b-18 of the Exchange Act. The amount and timing of purchases will be determined by the Company’s management depending upon market conditions and other factors and may be made pursuant to a Rule 10b5-1 trading plan. The 2024 Share Repurchase Program may be suspended or discontinued at any time. As of May 2, 2025, additional purchases of up to $10.6 million could be made under the 2024 Share Repurchase Program. All repurchases are subject to compliance with the Term Loan Facility which imposes a per fiscal year limitation on share repurchases.

The following table summarizes the Company’s share repurchases for the 13 weeks ended May 2, 2025 and May 3, 2024:

	13 Weeks Ended
(Shares and $ in thousands except average per share cost)	May 2, 2025	May 3, 2024
Number of shares repurchased	291	85
Total cost	$2,771	$1,013
Average per share cost (1)	$9.54	$11.88

(1)
Average price paid per share excludes broker commissions and excise taxes.

The Company retired all shares that were repurchased through the 2024 Share Repurchase Program during the 13 weeks ended May 2, 2025 and May 3, 2024. In accordance with FASB ASC 505—Equity, the par value of the shares retired was charged against Common stock and the remaining purchase price, including any broker commissions and excise taxes paid, was either (i) allocated between Additional paid-in capital and Retained earnings, or (ii) charged directly against Additional paid-in capital. To the extent the shares are repurchased at a price less than that of initial issuance, or to the extent the Company does not have sufficient reserves in Retained earnings at the time of repurchase, the excess of the purchase price over par value is accounted for entirely as a deduction from Additional paid-in capital.

NOTE 8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	May 2, 2025	May 3, 2024	January 31, 2025
Deferred gift card revenue	$33,364	$35,119	$34,746
Accrued employee compensation and benefits	16,659	17,900	26,105
Reserve for sales returns and allowances	13,333	16,886	15,156
Accrued property, sales and other taxes	6,600	7,904	6,338
Deferred revenue	5,049	9,340	6,584
Accrued interest	2,421	662	2,662
Other	6,537	4,370	7,145
Total Accrued expenses and other current liabilities	$83,963	$92,181	$98,736

NOTE 9. FAIR VALUE MEASUREMENTS OF FINANCIAL ASSETS AND LIABILITIES

Cash and cash equivalents and restricted cash is reflected on the Condensed Consolidated Balance Sheets at fair value based on Level 1 inputs. Cash and cash equivalents and restricted cash amounts are valued based upon statements received from financial institutions. The fair value of restricted cash was $2.2 million, $2.5 million and $2.6 million as of May 2, 2025, May 3, 2024 and January 31, 2025, respectively.

Carrying amounts and fair values of long-term debt, including current portion, in the Condensed Consolidated Balance Sheets are as follows:

	May 2, 2025		May 3, 2024		January 31, 2025
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$243,750	$239,442	$256,750	$257,270	$247,000	$251,690

The Company’s valuation of long-term debt, including current portion, at fair value is considered a Level 3 instrument under the fair value hierarchy. The Company’s valuation techniques include the Black-Derman-Toy (“BDT”) model as well as market inputs from management. The BDT modeling approach is particularly relevant given the Term Loan Facility’s features, including the optional redemption provision. There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis as of May 2, 2025, May 3, 2024 and January 31, 2025.

NOTE 10. INCOME TAXES

Provision for Income Taxes

At the end of each quarter, the Company estimates its effective income tax rate pursuant to ASC 740. The rate for the period consists of the tax rate expected to be applied for the full year to ordinary income adjusted for any discrete items recorded in the period.

The Company recorded a tax benefit at an overall effective tax rate of 28.9% and 19.6% for the 13 weeks ended May 2, 2025 and May 3, 2024, respectively. The overall effective tax rate for the 13 weeks ended May 2, 2025, varies from the U.S. statutory rate of 21% as a result of state taxes and non-deductible expenses. The overall effective tax rate for the 13 weeks ended May 3, 2024, varies from the U.S. statutory rate of 21% as a result of state taxes, non-deductible expenses, and the impact of stock-based compensation.

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

•
Europe eCommerce offers products primarily direct to consumers located in Europe through eCommerce international websites as well as third-party marketplace websites.

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

•
Retail sells products through the Company Operated stores, located in the U.S.

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

The Company has determined its significant segment expense categories based on amounts regularly provided to the Company’s CODM to evaluate segment profitability and drive strategic decision making. The following presents U.S. Digital segment sales and expenses:

	13 Weeks Ended		13 Weeks Ended
	May 2, 2025		May 3, 2024
(in thousands)	Segment	Total	Segment	Total
Net revenue	$227,752	227,752	228,727	228,727
All other net revenue (1)		33,456		56,744
Total consolidated net revenue		$261,208		$285,471
Product cost of goods sold	83,601		79,788
Shipping cost of goods sold	29,189		33,324
Marketing costs	39,933		39,102
Variable personnel costs	15,570		16,044
Other segment expenses (2)	6,565		5,684
Segment variable profit	$52,894		$54,785

(1)
All other net revenue is from Europe eCommerce, Licensing and Retail that does not meet the quantitative thresholds
(2)
Other segment expenses include credit card fees, customer service, webhosting, supplies and other miscellaneous expenses

The reconciliation between segment variable profit to consolidated loss before income taxes is as follows:

	13 Weeks Ended	13 Weeks Ended
(in thousands)	May 2, 2025	May 3, 2024
Segment variable profit	$52,894	$54,875
All other variable profit (1)	5,844	10,326
Depreciation expense	(8,291)	(9,005)
Unallocated corporate expenses (2)	(52,817)	(53,963)
Interest expense	(9,265)	(10,336)
Other income, net	11	88
Loss before income taxes	$(11,624)	$(8,015)

(1)
All other variable profit is from Europe eCommerce, Licensing and Retail that does not meet the quantitative thresholds
(2)
Unallocated corporate expenses include fixed personnel costs, incentive compensation, office occupancy, information technology and professional fees

Net revenue is presented by distribution channel in the following tables:

	13 Weeks Ended	% of Net	13 Weeks Ended	% of Net
(in thousands)	May 2, 2025	Revenue	May 3, 2024	Revenue
Net revenue:
U.S. eCommerce	$170,747	65.4%	$170,532	59.7%
Outfitters	42,923	16.4%	42,677	15.0%
Third Party	14,082	5.4%	15,518	5.4%
Total U.S. Digital Segment Revenue	227,752		228,727
Europe eCommerce	17,851	6.8%	24,968	8.8%
Licensing and Retail	15,605	6.0%	31,776	11.1%
Total Net revenue	$261,208		$285,471

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

The Company’s revenue is disaggregated by distribution channel and geographic location. Revenue by distribution channel is presented in Note 12, Segment Reporting. Revenue by geographic location was:

	13 Weeks Ended
(in thousands)	May 2, 2025	May 3, 2024
Net revenue:
United States	$241,063	$257,507
Europe	18,319	25,308
Other	1,826	2,656
Total Net revenue	$261,208	$285,471

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

In exchange for providing these rights, the license agreements require the licensees to pay the Company a trademark royalty based on net sales as defined in the license agreements. The Company recognizes sales-based royalty revenue at the later of (i) when the related sales of the licensed product occur, or (ii) when the performance obligation has been satisfied, when the Company expects the annual guaranteed minimums will be met, where such provisions exist. If a sales-based royalty is not ultimately expected to exceed a contractually guaranteed minimum royalty amount, the minimum is recognized straight-line as revenue over the contractual period, if all other criteria of revenue recognition have been met. In certain licensing agreements, the Company agreed to provide marketing activities. The Company receives reimbursement for such services at cost. The amount of these reimbursements are recorded as a reduction of Selling and administrative expenses in the Condensed Consolidated Statements of Operations. The amount of these reimbursements was not material for the 13 weeks ended May 2, 2025 and May 3, 2024.

Contract Liabilities

Contract liabilities consist of payments received in advance of the transfer of control to the customer. As products are delivered and control transfers, the Company recognizes the deferred revenue in Net revenue in the Condensed Consolidated Statements of Operations. The following table summarizes the deferred revenue associated with payments received in advance of the transfer of control to the customer, reported in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets, and amounts recognized through Net revenue for each period presented. The majority of deferred revenue as of May 2, 2025 is expected to be recognized in Net revenue in the fiscal quarter ending August 1, 2025, as products are delivered to customers.

	13 Weeks Ended
(in thousands)	May 2, 2025	May 3, 2024
Deferred revenue beginning of period	$6,584	$4,314
Deferred revenue recognized in period	(6,370)	(4,100)
Revenue deferred in period	4,835	9,126
Deferred revenue end of period	$5,049	$9,340

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

	13 Weeks Ended
(in thousands)	May 2, 2025	May 3, 2024
Balance as of beginning of period	$34,746	$35,604
Gift cards issued	14,612	15,056
Gift cards redeemed	(15,310)	(14,193)
Gift card breakage	(684)	(1,348)
Balance as of end of period	$33,364	$35,119

Refund Liabilities

Refund liabilities, primarily associated with product sales returns and retrospective volume rebates, represent variable consideration and are estimated and recorded as a reduction to Net revenue based on historical experience. Refund liabilities, primarily associated with estimated product returns, were $13.3 million, $16.9 million and $15.2 million as of May 2, 2025, May 3, 2024 and January 31, 2025, respectively, and reported in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Information” below, “Item 1A. Risk Factors” in our Annual Report filed on Form 10-K for the year ended January 31, 2025 and “Part II, Item 1A Risk Factors” of this Quarterly Report on Form 10-Q, for a discussion of the uncertainties, risks and assumptions associated with these statements.

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
•
First Quarter 2025 – The 13 weeks ended May 2, 2025
•
First Quarter 2024 – The 13 weeks ended May 3, 2024
•
Fiscal 2025 – The 52 weeks ending January 30, 2026
•
Fiscal 2024 – The 52 weeks ended January 31, 2025
•
Fiscal 2023 – The 53 weeks ended February 2, 2024
•
GAAP – Accounting principles generally accepted in the United States
•
GMV – Gross merchandise value equals total order value of all Lands’ End branded merchandise sold to customers through business-to-consumer and business-to-business channels, as well as the estimated retail value of the merchandise sold through third party distribution channels.
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

We identify our operating segments according to how our business activities are managed and evaluated. Following internal organizational changes and realignment of distribution channel responsibilities in Fourth Quarter 2024, our operating segments now consist of: U.S. eCommerce, Europe eCommerce, Outfitters, Third Party, Licensing and Retail.

We have determined that the U.S. eCommerce, Outfitters and Third Party operating segments share similar economic and other qualitative characteristics, and therefore, the results of these operating segments are aggregated into the U.S. Digital segment. The Europe eCommerce, Licensing and Retail operating segments are not quantitatively significant to be separately reported. See Note 12, Segment Reporting.

Distribution Channels

We identify six separate distribution channels for revenue reporting purposes:

•
U.S. eCommerce offers products through our eCommerce website.

•
Europe eCommerce offers products primarily direct to consumers located in Europe through eCommerce international websites as well as third-party marketplace websites.

•
Outfitters sells uniform and logo apparel to businesses and their employees, as well as to student households through school relationships, located primarily in the U.S.

•
Third Party sells products direct to consumers through third-party marketplace websites.

•
Licensing earns royalties on the use of our trademark and any fulfillment fees for fulfillment services provided by us.

•
Retail sells products through the Company Operated stores, located in the U.S.

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

Restructuring

During the First Quarter 2025, we reduced approximately 6% of our corporate office positions and incurred restructuring charges, primarily severance and benefit and other related costs. The reductions in the corporate office positions were made to better align with the evolving needs of the business and to invest in key growth areas. Additionally, we incurred ongoing costs related to exploring strategic alternatives to maximize shareholder value and have included those costs as part of restructuring. For the 13 weeks ended May 3, 2024, we incurred restructuring charges, primarily severance and benefit costs, related to cost optimization of business operations and strategic initiatives.

We incurred $3.3 million and $0.3 million of restructuring costs during the First Quarter 2025 and First Quarter 2024, respectively.

As of May 2, 2025, approximately $2.4 million of restructuring costs incurred had yet to be paid and are included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared in accordance with GAAP and include the accounts of Lands’ End, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.

Seasonality

We experience seasonal fluctuations in our Net revenue and operating results and historically have realized a significant portion of our net revenue and earnings for the year during our fourth fiscal quarter. We generated approximately 34% of our net revenue in the fourth quarters of Fiscal 2024 and Fiscal 2023.

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

Results of Operations

The following table sets forth, for the periods indicated, selected income statement data, both in dollars and as a percentage of Net revenue:

	13 Weeks Ended
(in thousands)	May 2, 2025		May 3, 2024
Net revenue	$261,208	100.0%	$285,471	100.0%
Cost of sales (exclusive of depreciation and amortization)	128,482	49.2%	146,491	51.3%
Gross profit	132,726	50.8%	138,980	48.7%
Selling and administrative	123,462	47.3%	127,401	44.6%
Depreciation and amortization	8,291	3.2%	9,005	3.2%
Other operating expense, net	3,343	1.3%	341	0.1%
Operating (loss) income	(2,370)	(0.9)%	2,233	0.8%
Interest expense	9,265	3.5%	10,336	3.6%
Other (income), net	(11)	(0.0)%	(88)	(0.0)%
Loss before income taxes	(11,624)	(4.5)%	(8,015)	(2.8)%
Income tax benefit	(3,362)	(1.3)%	(1,573)	(0.6)%
NET LOSS	$(8,262)	(3.2)%	$(6,442)	(2.3)%

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

•
Other significant non-recurring or non-operational items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of results and are described below:
•
Corporate restructuring – primarily severance and benefit costs as well as costs related to the strategic alternative exploration for the 13 weeks ended May 2, 2025. Primarily severance and benefit costs for the 13 weeks ended May 3, 2024.
•
Exit costs - charges associated to exit kids and footwear lines of business including inventory excess and obsolescence reserves, inventory discounts and operational charges recorded in the 13 weeks ended May 2, 2025 in conjunction with our licensing arrangements commencing in Fiscal 2024.

The following table sets forth, for the periods indicated, a reconciliation of Net loss to Adjusted net income (loss) and Adjusted diluted earnings (loss) per share:

Unaudited	13 Weeks Ended
(in thousands, except per share amounts)	May 2, 2025	May 3, 2024
Net loss	$(8,262)	$(6,442)
Corporate restructuring	3,332	342
Exit costs	257	—
Tax effects on adjustments (1)	(746)	(87)
ADJUSTED NET LOSS	$(5,419)	$(6,187)
ADJUSTED DILUTED LOSS PER SHARE	$(0.18)	$(0.20)

Diluted weighted average common shares outstanding	30,867	31,439

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

•
Other significant items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of results and are described below:

•
Corporate restructuring – primarily severance and benefit costs as well as costs related to the strategic alternative exploration for the 13 weeks ended May 2, 2025. Primarily severance and benefit costs for the 13 weeks ended May 3, 2024.

•
Net gain or loss on disposal of property and equipment – disposal of property and equipment for the 13 weeks ended May 2, 2025 and May 3, 2024.
•
Exit costs - charges associated to exit kids and footwear lines of business including inventory excess and obsolescence reserves, inventory discounts and operational charges recorded in the 13 weeks ended May 2, 2025 in conjunction with our licensing arrangements commencing in Fiscal 2024.

The following table sets forth, for the periods indicated, selected income statement data, both in dollars and as a percentage of Net revenue and a reconciliation of Net loss to Adjusted EBITDA:

Unaudited	13 Weeks Ended
(in thousands)	May 2, 2025		May 3, 2024
Net loss	$(8,262)	(3.2)%	$(6,442)	(2.3)%
Income tax benefit	(3,362)	(1.3)%	(1,573)	(0.6)%
Interest expense	9,265	3.5%	10,336	3.6%
Other (income), net	(11)	(0.0)%	(88)	(0.0)%
Operating (loss) income	(2,370)	(0.9)%	2,233	0.8%
Depreciation and amortization	8,291	3.2%	9,005	3.2%
Corporate restructuring	3,332	1.3%	342	0.1%
Exit costs	257	0.1%	—	—%
Loss (gain) on disposal of property and equipment	11	0.0%	(1)	(0.0)%
Adjusted EBITDA	$9,521	3.6%	$11,579	4.1%

In assessing the operational performance of our business, we consider a variety of financial measures. We operate in six separate distribution channels for revenue reporting purposes: U.S. eCommerce, Europe eCommerce, Outfitters, Third Party, Licensing and Retail. A key measure in the evaluation of our business is revenue performance by distribution channel as well as consolidated Gross margin. We manage and assess the performance of each of our operating segments using Variable profit, which is defined as Net revenue minus cost of sales and variable selling expenses. This segment measure excludes fixed personnel costs, incentive compensation, office occupancy, information technology, professional fees and depreciation and amortization. See Note 12, Segment Reporting for more information regarding Variable profit, which is a non-GAAP measure, as well as a reconciliation of Variable profit to Income (loss) before income taxes.

We use Net revenue to evaluate revenue performance for the U.S. eCommerce, Europe eCommerce, Outfitters, Third Party and Licensing distribution channels. We use GMV, which equals total order value of all Lands’ End branded merchandise sold to customers through business-to-consumer and business-to-business channels, as well as the estimated retail value of the merchandise sold through third party distribution channels, as an important indicator of the performance of the comparable growth of the total brand. For our Retail distribution channel, we use Same Store Sales as a key measure in evaluating performance. A Company Operated store is included in U.S. Same Store Sales calculations when it has been open for at least 14 months. Online sales and sales generated through our in-store web portal are considered revenue in our U.S. eCommerce and are excluded from U.S. Same Store Sales.

Discussion and Analysis

First Quarter 2025 compared with First Quarter 2024

Gross Merchandise Value

Gross Merchandise Value (“GMV”) decreased low-single digits compared to First Quarter 2024. Excluding the $12.7 million impact of transitioning kids and footwear inventory to licensees during First Quarter 2024, GMV increased by low-single digits.

Net Revenue

Net revenue was $261.2 million for First Quarter 2025, a decrease of $24.3 million or 8.5%, from $285.5 million during First Quarter 2024. Excluding the impact of transitioning kids and footwear inventory to licensees, Net revenue decreased by 4.2%.

U.S. Digital Segment Net revenue was $227.7 million for First Quarter 2025, a decrease of $1.0 million or 0.4% from $228.7 million in First Quarter 2024.

U.S. eCommerce Net revenue was $170.7 million for First Quarter 2025, an increase of $0.2 million or 0.1%, from $170.5 million during First Quarter 2024. First Quarter 2025 reflected continued strength in our Outerwear product offset by a slower start to the seasonal swim product.

Outfitters Net revenue was $42.9 million for First Quarter 2025, an increase of $0.2 million or 0.5%, from $42.7 million during First Quarter 2024. The business uniform channel increased year-over-year primarily due to strength in national accounts. The school uniform channel slightly decreased primarily due to the timing of customer orders compared to the prior year.

Third Party Net revenue was $14.1 million for First Quarter 2025, a decrease of $1.4 million or 9.0%, from $15.5 million during First Quarter 2024. The decrease was primarily due to challenges in one marketplace partially offset by positive performance in select marketplaces.

Europe eCommerce Net revenue was $17.9 million for First Quarter 2025, a decrease of $7.1 million or 28.4%, from $25.0 million during First Quarter 2024. The decrease was primarily due to new leadership using the quarter to relaunch as a more premium brand, eliminating lower value inventory and positioning for marketplace expansion.

Licensing and Retail Net revenue was $15.6 million for First Quarter 2025, a decrease of $16.2 million or 50.9%, from $31.8 million during First Quarter 2024. The decrease was primarily driven by the impact of transitioning kids and footwear inventory to licensees in First Quarter 2024 and transitioning adult wholesale to a licensing partner in First Quarter 2025. Licensing revenue increased over 60% while the U.S. Company Operated stores experienced a decrease of 7.4% in Same Store Sales as compared to First Quarter 2024.

Gross Profit

Gross profit was $132.7 million for First Quarter 2025, a decrease of $6.3 million or 4.5% from $139.0 million during First Quarter of 2024. Gross margin increased approximately 210 basis points to 50.8% in First Quarter 2025, compared with 48.7% in First Quarter 2024. The gross margin improvement was primarily driven by the impact of transitioning kids and footwear inventory to licensees in First Quarter 2024.

Selling and Administrative Expenses

Selling and administrative expenses decreased $3.9 million to $123.5 million or 47.3% of total Net revenue in First Quarter 2025 compared with $127.4 million or 44.6% of Net revenue in First Quarter 2024. The approximately 270 basis points increase was primarily driven by deleverage from lower revenues.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.7 million to $8.3 million in First Quarter 2025 compared with $9.0 million in First Quarter 2024. The decrease in depreciation and amortization is primarily driven by lower software depreciation as a result of major software projects becoming fully depreciated.

Other Operating Expense

Other operating expense, net was $3.3 million in First Quarter 2025 compared to $0.3 million in First Quarter 2024. The increase was primarily driven by restructuring costs incurred. See Note 1, Background and Basis of Presentation.

Operating Income (Loss)

As a result of above factors, Operating loss was $2.4 million in First Quarter 2025 compared to Operating income of $2.2 million in First Quarter 2024.

Interest Expense

Interest expense was $9.3 million in First Quarter 2025 compared to $10.3 million in First Quarter 2024. The $1.0 million decrease was primarily driven by lower ABL Facility interest related to lower average outstanding balances and lower applicable interest rates under the Term Loan Facility.

Other Expense (Income)

Other income was insignificant in First Quarter 2025 compared to $0.1 million in First Quarter 2024.

Income Tax (Benefit) Expense

We recorded an income tax benefit at an overall effective rate of 28.9% and 19.6% for the First Quarter 2025 and First Quarter 2024, respectively. The overall effective tax rate for the 13 weeks ended May 2, 2025 varies from the U.S. federal statutory rate of 21% as a result of state taxes, and non-deductible expenses. The overall effective tax rate for the 13 weeks ended May 3, 2024 varies from the U.S. federal statutory rate of 21% as a result of state taxes, non-deductible expenses, and the impact of stock-based compensation.

Net Income (Loss)

As a result of the above factors, Net loss was $8.3 million and diluted loss per share was $0.27 in First Quarter 2025 compared with Net loss of $6.4 million and diluted loss per share was $0.20 in First Quarter 2024.

Adjusted Net Income (Loss)

Adjusted net loss was $5.4 million and Adjusted diluted loss per share was $0.18 in First Quarter 2025 compared to Adjusted net loss of $6.2 million and Adjusted diluted loss per share of $0.20 in First Quarter 2024.

Adjusted EBITDA

As a result of the above factors, Adjusted EBITDA was $9.5 million in First Quarter 2025 and $11.6 million in First Quarter 2024, respectively.

U.S. Digital Segment Results of Operations

Variable Profit

U.S. Digital Segment Variable profit was $52.9 million in First Quarter 2025, a decrease of $1.9 million compared to $54.8 million in First Quarter 2024. U.S. Digital Segment Variable profit was 20.2% of Net revenue in First Quarter 2025, which is an increase of 100 basis points compared to 19.2% of Net revenue in First Quarter 2024. The increase in Variable profit as a percentage of Net revenue was driven by product solutions and newness across the assortment, improvements in supply chain costs and cost controls across the entire business.

Product cost of goods sold was $83.6 million or 32.0% of Net revenue in First Quarter 2025 compared to $79.8 million or 27.9% of Net revenue in First Quarter 2024. Shipping cost of goods sold was $29.2 million or 11.2% of Net revenue in First Quarter 2025 compared to $33.3 million or 11.7% of Net revenue in First Quarter 2024. The increase in Product and Shipping cost of goods sold as a percentage of Net revenue was primarily due to product assortment mix partially offset by improvements in supply chain costs. Marketing expenses were $39.9 million or 15.3% of Net revenue in First Quarter 2025 compared to $39.1 million or 13.7% of Net revenue in First Quarter 2024. The increase in Marketing expenses was primarily due to higher digital spend focused on new customer acquisition.

Liquidity and Capital Resources

Liquidity

Our primary need for liquidity is to fund working capital requirements of our business, which are inventory purchases, payments on debt, capital expenditures and for general corporate purposes. Our cash and cash equivalents and the ABL Facility serve as sources of liquidity for short-term working capital needs and general corporate purposes. The ABL Facility had a balance outstanding of $40.0 million on May 2, 2025, other than letters of credit. Cash generated from our net revenue and profitability, and to a lesser extent our changes in working capital, are driven by the seasonality of our business, with a significant amount of net revenue and operating cash flows generally occurring in the fourth fiscal quarter of each year. We expect that our cash on hand and cash flows from operations, along with revolving on the ABL Facility, will be adequate to meet our capital requirements and operational needs for at least the next 12 months.

ABL Facility

Our $225.0 million committed revolving ABL Facility, as amended to date, includes a $35.0 million sublimit for letters of credit and is available for working capital and other general corporate liquidity needs. The amount available to borrow is the lesser of (1) the Aggregate Commitments of $225.0 million (“ABL Facility Limit”) or (2) the Borrowing Base or Loan Cap which is calculated from Eligible Inventory, Trade Receivables and Credit Card Receivables, all foregoing capitalized terms not defined herein are as defined in the ABL Facility. The balance outstanding on May 2, 2025 and May 3, 2024 was $40.0 million and $40.0 million, respectively. The balance of outstanding letters of credit was $11.0 million and $8.1 million on May 2, 2025 and May 3, 2024, respectively. The borrowing availability under the ABL Facility was $86.8 million and $133.8 million as of May 2, 2025 and May 3, 2024, respectively.

Effective with the Fifth Amendment to the ABL Facility, dated March 28, 2025 (the “Fifth Amendment”), the 0.10% adjustment to the SOFR benchmark interest rate was eliminated and the benchmark rates under the ABL Credit Agreement are, at our election, either: (1) Term SOFR (which is a forward looking term rate based on the secured overnight financing rate), or (2) a Base Rate (which is the greatest of (a) 0% per annum, (b) the federal funds rate plus 0.50%, (c) the one-month Term SOFR rate plus 1.00%, or (d) the Wells Fargo “prime rate”). The borrowing margin for SOFR Rate loans is (i) where the average daily total outstanding for the previous quarter is less than $95.0 million, 1.50%, and (ii) where the average daily total outstanding for the previous quarter is equal to or greater than $95.0 million, 1.75%. For Base Rate loans, the borrowing margin is (i) where the average daily total outstanding for the previous quarter is less than $95.0 million, 0.75%, and (ii) where the average daily total outstanding for the previous quarter is equal to or greater than $95.0 million, 1.00% (“Applicable Borrowing Margin”). The Applicable Borrowing Margin for all loans is based upon the average daily total loans outstanding for the previous quarter. The Fifth Amendment had no material interest rate impact.

The ABL Facility fees include (i) commitment fees of 0.20% or 0.30% based upon the average daily unused commitment (aggregate commitment less loans and letter of credit outstanding) under the ABL Facility for the preceding fiscal quarter, (ii) customary letter of credit fees and (iii) customary annual agent fees. The Fifth Amendment extended the maturity date of the ABL Facility to the earlier of (a) March 28, 2030 and (b) September 29, 2028 if, on or prior to such date, the Term Loan Facility has not been refinanced, extended or repaid in full in accordance with the terms thereof and not replaced with other indebtedness. Under applicable accounting guidance, certain unamortized debt issuance costs originating from the ABL Facility are deferred and amortized over the extended term of the ABL Facility, and certain unamortized debt issuance costs have been written off. As of May 2, 2025, we had $40.0 million borrowings outstanding under the ABL Facility.

Long-Term Debt

The Term Loan Facility will mature on December 29, 2028, and amortizes at a rate equal to 1.25% per quarter. Depending upon our Total Leverage Ratio, as defined in the Term Loan Facility, mandatory prepayments in an amount equal to a percentage of the our excess cash flows in each fiscal year, ranging from 0% to 75% are required. The Term Loan Facility also has typical prepayment requirements for the proceeds of certain asset sales, casualty events and extraordinary receipts. Voluntary prepayment and certain mandatory prepayments made (i) between December 30, 2024 and December 29, 2025 would result in a prepayment premium equal to 2% of the principal amount of the loan prepaid, (ii) between December 30, 2025 and December 29, 2026, would result in a prepayment premium equal to 1% of the principal amount of the loan prepaid, (iii) between December 30, 2026 and December 29, 2027, would result in a prepayment premium equal to 0.5% of the principal amount of the loan prepaid and (iv) thereafter no prepayment premium is due.

The interest rates per annum applicable to the loans under the Term Loan Facility are based on a fluctuating rate of interest equal to, at our election, either (1) Term Loan Adjusted SOFR loan (subject to a 2% floor) plus an applicable margin, or (2) an alternative base rate loan plus an applicable margin. The applicable margin is based on our net leverage and will be, (i) for Term Loan Adjusted SOFR loans, 8.25% per annum if the total leverage ratio is greater than or equal to 2.75:1.00, 8.00% per annum if the total leverage ratio is less than 2.75:1.00 but greater than or equal to 2.25:1.00, and 7.75% per annum if the total leverage ratio is less than 2.25:1.00 and (ii) for base rate loans, 7.25% per annum if the total leverage ratio is greater than or equal to 2.75:1.00, 7.00% per annum if the total leverage ratio is less than 2.75:1.00 but greater than or equal to 2.25:1.00, and 6.75% per annum if the total leverage ratio is less than 2.25:1.00. In each case, the net leverage is determined as of the last day of each applicable measurement period.

The Term Loan Facility contains customary agency fees.

Debt Facilities

Guarantees; Security

All obligations under the Debt Facilities are unconditionally guaranteed by Lands’ End, Inc. and, subject to certain exceptions, each of its existing and future direct and indirect subsidiaries. The ABL Facility is secured by a first priority security interest in certain working capital of the borrowers and guarantors consisting primarily of accounts receivable and inventory. The Term Loan Facility is also secured by a second priority security interest in the same collateral, with certain exceptions.

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

The Term Loan Facility contains financial covenants, including a quarterly maximum total leverage ratio test and a monthly minimum liquidity test.

Under the ABL Facility, if excess availability falls below the greater of 10% of the Loan Cap amount or $12.0 million, we will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0.

The Debt Facilities contain certain affirmative covenants, including reporting requirements such as delivery of financial statements, certificates and notices of certain events, maintaining insurance and providing additional guarantees and collateral in certain circumstances.

As of May 2, 2025, we were in compliance with its financial covenants in the Debt Facilities.

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

Cash Flows and Capital Expenditures

Cash Flows from Operating Activities

Net cash used in operating activities was $22.5 million during First Quarter 2025 compared to $25.8 million during First Quarter 2024. The decrease in net cash used was due to changes in working capital.

Cash Flows from Investing Activities

Net cash used in investing activities was $8.3 million and $6.7 million during First Quarter 2025 and First Quarter 2024, respectively. Cash used in investing activities for both periods was primarily used for investments to update our digital information technology infrastructure.

For Fiscal 2025, we plan to invest approximately $25.0 million in capital expenditures for strategic investments and infrastructure, primarily in technology and general corporate needs.

Cash Flows from Financing Activities

Net cash provided by financing activities was $32.4 million during First Quarter 2025, compared to $35.0 million during First Quarter 2024. The decrease in net cash provided by financing activities is primarily due to increased purchases of our common stock during First Quarter 2025 under the share repurchase program.

Contractual Obligations and Off-Balance-Sheet Arrangements

There have been no material changes to our contractual obligations and off-balance-sheet arrangements as discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.

Financial Instruments with Off-Balance-Sheet Risk

The ABL Facility is available for working capital and other general corporate liquidity needs. The balance outstanding on May 2, 2025 and May 3, 2024 was $40.0 million and $40.0 million, respectively. The balance of outstanding letters of credit was $11.0 million and $8.1 million on May 2, 2025 and May 3, 2024, respectively.

Application of Critical Accounting Policies and Estimates

We believe that the assumptions and estimates associated with revenue, inventory valuation, indefinite-lived intangible asset impairment assessments and income taxes have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

For a complete discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended January 31, 2025. There have been no significant changes in our critical accounting policies or their application since January 31, 2025.

Recent Accounting Pronouncements

See Part I, Item 1, Note 2, Recently Issued Accounting Pronouncements Not Yet Adopted, of the Condensed Consolidated Financial Statements (unaudited) included in this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document contains forward-looking statements. Forward-looking statements reflect our current views with respect to, among other things, future events and performance. These statements may discuss, among other things, our GMV, net sales, gross margin, operating expenses, operating income, net income, adjusted net income, adjusted EBITDA, cash flow, financial condition, financings, impairments, expenditures, growth, strategies, plans, achievements, dividends, capital structure, organizational structure, future store openings, market opportunities and general market and industry conditions. We generally identify forward-looking statements by words such as “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” “predict,” “believe,” “seek,” “continue,” “outlook,” “may,” “might,” “will,” “should,” “can have,” “likely,” “targeting” or the negative version of these words or comparable words. Forward-looking statements are based on beliefs and assumptions made by management using currently available information. These statements are only predictions and are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties. If one or more of these risks or uncertainties materialize, or if management’s underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include those risks, uncertainties and factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2025 and “Part II, Item 1A Risk Factors” of this Quarterly Report on Form 10-Q. Forward-looking statements speak only as of the date on which they are made. We expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable securities laws and regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

The Company’s international subsidiaries operate with functional currencies other than the U.S. dollar. Since the Company’s Condensed Consolidated Financial Statements are presented in U.S. dollars, the Company must translate all components of these financial statements from the functional currencies into U.S. dollars at exchange rates in effect during or at the end of the reporting period. Net revenue generated from the Europe eCommerce distribution channel represented approximately 7% of our total Net revenue during the Year-to-Date 2025. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of net revenue, expenses, assets and liabilities. Assuming a 10% change in foreign currency exchange rates, our Net revenue for Year-to-Date 2025 would have increased or decreased by approximately $1.8 million. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our international subsidiaries into U.S. dollars. Foreign currency translation income, net, for Year-to-Date 2025 totaled approximately $1.5 million related to our international subsidiaries in United Kingdom and Germany. Additionally, the Company has foreign currency denominated intercompany receivables and payables that when settled result in a transaction gain or loss. A 10% change in foreign currency exchanges rates would not result in a significant transaction gain or loss in earnings. The Company does not utilize financial instruments for trading purposes or hedging and has not used any derivative financial instruments to limit foreign currency exchange rate exposures. The Company does not consider our foreign earnings to be permanently reinvested.

As of May 2, 2025, the Company had $7.2 million of cash and cash equivalents denominated in foreign currency, principally in British pound sterling, euro and Hong Kong dollar.

Interest Rate Risk

The Company is subject to interest rate risk with the Term Loan Facility and the ABL Facility, as both require the Company to pay interest on outstanding borrowings at variable rates. Each one percentage point change in interest rates (above the 2.00% SOFR floor) associated with the Term Loan Facility would result in a $2.4 million change in our annual cash interest expenses. Assuming our ABL Facility was fully drawn to a principal amount equal to $225.0 million, each one percentage point change in interest rates would result in a $2.3 million change in our annual cash interest expense.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation for the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of May 2, 2025, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by Rules 13a-15 under the Exchange Act during the most recently completed fiscal quarter ended May 2, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is party to various claims, legal proceedings and investigations arising in the ordinary course of business. Some of these actions involve complex factual and legal issues and are subject to uncertainties. At this time, the Company is not able to either predict the outcome of these legal proceedings or reasonably estimate a potential range of loss with respect to the proceedings. While it is not feasible to predict the outcome of pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on our results of operations, cash flows or financial position taken as a whole. There have been no material developments to the legal proceedings disclosed in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2025, filed with the SEC on March 27, 2025.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended January 31, 2025, filed with the SEC on March 27, 2025, except with respect to the second paragraph of the risk factor titled “We conduct business in and rely on sources for merchandise located in foreign markets and our business may therefore be adversely affected by legal, regulatory, economic and political risks associated with international trade in those markets.” Such paragraph is amended and restated as follows:

The U.S. government has in the past made, and may in the future make, significant changes in U.S. trade policy and has taken certain actions that could negatively impact U.S. trade, including imposing tariffs on certain goods imported into the United States. In retaliation, China has in the past implemented, and may in the future implement, tariffs on a wide range of American products. There is also a concern that the imposition of tariffs by the United States could result in the adoption of tariffs by other countries as well, leading to a global trade war. More specifically, the U.S. government has from time to time imposed significant tariffs on certain product categories imported from China, including apparel, footwear, beauty and accessories. On April 2, 2025, the U.S. government announced a set of reciprocal tariffs, including a 10% baseline tariff on most product in most countries and additional country specific tariffs. Since such date, the announced tariffs have, in part, been delayed. The resolution of this issue and the resulting amount of any new or increased tariffs or trade restrictions implemented by the United States or other countries could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents a month-to-month summary of information with respect to purchases of common stock made during First Quarter 2025 pursuant to the 2024 Share Repurchase Program announced on March 15, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
February 1 - February 28	—	$—	—	$13,350
March 1 - April 4	114,837	$10.49	114,837	$12,146
April 5 - May 2	175,671	$8.92	175,671	$10,579
Total	290,508	$9.54	290,508

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

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended May 2, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

4.1

Fifth Amendment to Credit Agreement, dated March 28, 2025, by and among Lands’ End, Inc. (as the Lead Borrower), the guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association (as administrative agent and collateral agent) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 31, 2025 (File No. 001-09769)). †

10.1	Retention agreement by and between Lands’ End, Inc. and Andrew J. McLean, dated April 7, 2025.*

10.2	Retention agreement by and between Lands’ End, Inc. and Bernard McCracken, dated April 7, 2025.*

10.3	Retention agreement by and between Lands’ End, Inc. and Peter L. Gray, dated April 7, 2025.*

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)*

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

Date: June 5, 2025