Form 10-Q
period 2025-08-01
LANDS' END, INC.
filed 2025-09-09
CIK 799288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 1, 2025

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

As of September 8, 2025, the registrant had 30,516,769 shares of common stock, $0.01 par value, outstanding.

LANDS’ END, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED AUGUST 1, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDS’ END, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(in thousands, except per share data)	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024
Net revenue	$294,079	$317,173	$555,287	$602,644
Cost of sales (exclusive of depreciation and amortization)	150,661	165,288	279,143	311,779
Gross profit	143,418	151,885	276,144	290,865

Selling and administrative	129,356	135,510	252,818	262,911
Depreciation and amortization	7,656	8,692	15,947	17,697
Other operating expense, net	2,423	5,197	5,766	5,538
Operating income	3,983	2,486	1,613	4,719
Interest expense	9,262	10,447	18,527	20,783
Other (income), net	(3)	(84)	(14)	(172)
Loss before income taxes	(5,276)	(7,877)	(16,900)	(15,892)
Income tax benefit	(1,609)	(2,626)	(4,971)	(4,199)
NET LOSS	$(3,667)	$(5,251)	$(11,929)	$(11,693)

Loss per common share
Basic	$(0.12)	$(0.17)	$(0.39)	$(0.37)
Diluted	$(0.12)	$(0.17)	$(0.39)	$(0.37)

Weighted average common shares outstanding
Basic	30,743	31,376	30,721	31,407
Diluted	30,743	31,376	30,721	31,407

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Comprehensive Operations

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(in thousands)	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024
NET LOSS	$(3,667)	$(5,251)	$(11,929)	$(11,693)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(565)	299	933	(214)
COMPREHENSIVE LOSS	$(4,232)	$(4,952)	$(10,996)	$(11,907)

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	August 1, 2025	August 2, 2024	January 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$21,255	$25,648	$16,180
Restricted cash	2,291	2,239	2,632
Accounts receivable, net	39,028	27,420	47,839
Inventories	301,797	312,014	265,132
Prepaid expenses	30,400	34,864	33,258
Other current assets	10,291	12,579	5,439
Total current assets	405,062	414,764	370,480
Property and equipment, net	117,205	106,758	115,618
Operating lease right-of-use asset	18,856	21,182	20,373
Intangible asset	257,000	257,000	257,000
Other assets	2,518	2,812	2,010
TOTAL ASSETS	$800,641	$802,516	$765,481
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$13,000	$13,000	$13,000
Accounts payable	147,846	143,886	111,353
Lease liability – current	4,609	5,351	4,534
Accrued expenses and other current liabilities	85,084	91,190	98,736
Total current liabilities	250,539	253,427	227,623
Long-term borrowings under ABL Facility	35,000	20,000	—
Long-term debt, net	219,550	230,227	224,888
Lease liability – long-term	17,986	20,843	20,007
Deferred tax liabilities	50,319	48,631	51,450
Other liabilities	2,123	2,874	2,291
TOTAL LIABILITIES	575,517	576,002	526,259
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 authorized: 480,000 shares; issued and outstanding: 30,517, 31,256 and 30,843, respectively	306	313	309
Additional paid-in capital	346,841	354,768	349,940
Accumulated deficit	(106,287)	(112,284)	(94,358)
Accumulated other comprehensive loss	(15,736)	(16,283)	(16,669)
TOTAL STOCKHOLDERS’ EQUITY	225,124	226,514	239,222
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$800,641	$802,516	$765,481

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	26 Weeks Ended
(in thousands)	August 1, 2025	August 2, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,929)	$(11,693)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,947	17,697
Amortization of debt issuance costs	1,391	1,354
Loss on disposal of property and equipment	—	52
Stock-based compensation	2,250	2,658
Deferred income taxes	(1,182)	329
Long-lived asset impairment	—	2,805
Other	(422)	(276)
Change in operating assets and liabilities:
Accounts receivable, net	9,363	7,834
Inventories	(35,420)	(10,346)
Accounts payable	36,250	14,023
Other operating assets	(1,343)	(2,031)
Other operating liabilities	(14,436)	(17,497)
Net cash provided by operating activities	469	4,909
CASH FLOWS FROM INVESTING ACTIVITIES
Sales of property and equipment	11	20
Purchases of property and equipment	(17,163)	(11,470)
Net cash used in investing activities	(17,152)	(11,450)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under ABL Facility	68,000	49,000
Payments of borrowings under ABL Facility	(33,000)	(29,000)
Payments on term loan	(6,500)	(6,500)
Payments of debt issuance costs	(1,103)	(724)
Payments for taxes related to net share settlement of equity awards	(810)	(1,041)
Purchases and retirement of common stock, including excise tax paid	(4,513)	(4,845)
Net cash provided by financing activities	22,074	6,890
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(657)	248
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	4,734	597
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	18,812	27,290
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$23,546	$27,887
SUPPLEMENTAL CASH FLOW DATA
Unpaid liability to acquire property and equipment	$1,725	$1,698
Income taxes (refunded) paid	$(153)	$67
Interest paid	$17,172	$20,636
Operating lease right-of-use-assets obtained in exchange for lease liabilities	$386	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock Issued		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 31, 2025	30,843	$309	$349,940	$(94,358)	$(16,669)	$239,222
Net loss	—	—	—	(8,262)	—	(8,262)
Cumulative translation adjustment, net of tax	—	—	—	—	1,498	1,498
Stock-based compensation expense	—	—	920	—	—	920
Vesting of restricted shares	125	1	(1)	—	—	—
Common stock withheld related to net share settlement of equity awards	(42)	—	(450)	—	—	(450)
Purchases and retirement of common stock, including excise taxes	(291)	(3)	(2,785)	—	—	(2,788)
Balance at May 2, 2025	30,635	$307	$347,624	$(102,620)	$(15,171)	$230,140
Net loss	—	—	—	(3,667)	—	(3,667)
Cumulative translation adjustment, net of tax	—	—	—	—	(565)	(565)
Stock-based compensation expense	—	—	1,330	—	—	1,330
Vesting of restricted shares	122	1	(1)	—	—	—
Common stock withheld related to net share settlement of equity awards	(41)	—	(360)	—	—	(360)
Purchases and retirement of common stock, including excise taxes	(199)	(2)	(1,752)	—	—	(1,754)
Balance at August 1, 2025	30,517	$306	$346,841	$(106,287)	$(15,736)	$225,124

	Common Stock Issued		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at February 2, 2024	31,433	$315	$356,764	$(99,417)	$(16,069)	$241,593
Net loss	—	—	—	(6,442)	—	(6,442)
Cumulative translation adjustment, net of tax	—	—	—	—	(513)	(513)
Stock-based compensation expense	—	—	1,226	—	—	1,226
Vesting of restricted shares	90	—	—	—	—	—
Common stock withheld related to net share settlement of equity awards	(31)	—	(249)	—	—	(249)
Purchases and retirement of common stock	(85)	(1)	(870)	(143)	—	(1,014)
Balance at May 3, 2024	31,407	$314	$356,871	$(106,002)	$(16,582)	$234,601
Net loss	—	—	—	(5,251)	—	(5,251)
Cumulative translation adjustment, net of tax	—	—	—	—	299	299
Stock-based compensation expense	—	—	1,432	—	—	1,432
Vesting of restricted shares	160	1	(1)	—	—	—
Common stock withheld related to net share settlement of equity awards	(57)	—	(792)	—	—	(792)
Purchases and retirement of common stock, including excise taxes	(254)	(2)	(2,742)	(1,031)	—	(3,775)
Balance at August 2, 2024	31,256	$313	$354,768	$(112,284)	$(16,283)	$226,514

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
•
Year-to-Date 2025 – The 26 weeks ended August 1, 2025

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

Macroeconomic Challenges

Macroeconomic issues which impact consumer discretionary spending, such as realized inflation-based price increases and high interest rates have continued to have an impact on the Company’s business. Apparel purchases historically have been influenced by domestic and global economic conditions, which may negatively impact customer demand and may require higher levels of promotion in order to attract and retain customers. Additionally, the variable interest rates associated with the Company’s Debt Facilities are negatively affected by higher interest rate environments. Macroeconomic challenges may lead to increased cost of raw materials, packaging materials, labor, energy, fuel, debt and other inputs necessary for the production and distribution of the Company’s products. Ongoing uncertainty surrounding global trade policy, including the potential for increased tariffs on goods manufactured in key sourcing regions, could elevate product costs. The Company is monitoring these developments and is actively pursuing mitigation strategies, but escalating trade tensions may pressure margins and disrupt supply chain efficiency.

Restructuring

The Company incurred restructuring charges, primarily severance and benefit costs, related to cost optimization of business operations and strategic initiatives. During Year-to-Date 2025, the Company incurred ongoing costs related to exploring strategic alternatives for the Company to maximize shareholder value and have included those costs as part of restructuring. Additionally, the Company reduced approximately 6% of its corporate office positions and incurred restructuring charges, primarily severance and benefit and other related costs. The reductions in the corporate office positions were made to better align with the evolving needs of the business and to invest in key growth areas.

The following table summarizes the restructuring costs recognized in Other operating expense, net in the Condensed Consolidated Statement of Operations for the 13 and 26 weeks ended August 1, 2025 and August 2, 2024:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024
Employee severance and benefit costs	$265	$2,338	$2,912	$2,680
Strategic alternatives and other costs	2,169	—	2,854	—
Total restructuring	$2,434	$2,338	$5,766	$2,680

The following table summarizes the accrued restructuring cost activity included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets:

(in thousands)	Employee Severance and Benefit Costs	Strategic Alternatives and Other Costs	Total Restructuring
Balance as of January 31, 2025	$2,004	$—	$2,004
Estimated costs payable in cash	2,647	685	3,332
Cash payments	(2,914)	(30)	(2,944)
Foreign currency translation	53	—	53
Balance as of May 2, 2025	$1,790	$655	$2,445
Estimated costs payable in cash	265	2,169	2,434
Cash payments	(1,435)	(228)	(1,663)
Foreign currency translation	6	—	6
Balance as of August 1, 2025	$626	$2,596	$3,222

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In July 2025, the FASB issued Accounting Standards Update (ASU) 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides targeted relief for entities estimating expected credit losses on short-term receivables and contract assets under Topic 606. The guidance allows entities to bypass the requirement to incorporate macroeconomic data into their forecasts when such data is not expected to materially affect the estimate. ASU 2025-05 is effective for the annual periods beginning after December 15, 2025. The Company is currently assessing the impact of ASU 2025-05 on the Company’s Condensed Consolidated Financial Statements.

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

The following table summarizes the components of basic and diluted loss per share:

	13 Weeks Ended		26 Weeks Ended
(in thousands, except per share amounts)	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024
Net loss	$(3,667)	$(5,251)	$(11,929)	$(11,693)

Basic weighted average common shares outstanding	30,743	31,376	30,721	31,407
Dilutive impact of stock awards	—	—	—	—
Diluted weighted average common shares outstanding	30,743	31,376	30,721	31,407

Loss per share
Basic	$(0.12)	$(0.17)	$(0.39)	$(0.37)
Diluted	$(0.12)	$(0.17)	$(0.39)	$(0.37)

Anti-dilutive shares excluded from diluted loss per common share calculation	736	509	703	806

Stock awards are considered anti-dilutive based on the application of the treasury stock method or in the event of a net loss.

NOTE 4. OTHER COMPREHENSIVE LOSS

Other comprehensive income (loss) encompasses all changes in equity other than those arising from transactions with stockholders and is comprised solely of foreign currency translation adjustments. The Company’s foreign subsidiaries use their foreign currency as their functional currency. Functional currency assets and liabilities are translated into U.S. Dollars using exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates during the period. Resulting translation gains and losses are reported in other comprehensive income (loss), until the substantial liquidation of a subsidiary, at which time accumulated translation gains or losses are reclassified into net income (loss).

	13 Weeks Ended		26 Weeks Ended
(in thousands)	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024
Beginning balance: Accumulated other comprehensive loss (net of tax of $4,032, $4,068, $4,234 and $4,271, respectively)	$(15,171)	$(16,582)	$(16,669)	$(16,069)
Other comprehensive (loss) income:
Foreign currency translation adjustments (net of tax of $151, $(79), $(51) and $(282), respectively)	(565)	299	933	(214)
Ending balance: Accumulated other comprehensive loss (net of tax of $4,183, $3,989, $4,183 and $3,989, respectively)	$(15,736)	$(16,283)	$(15,736)	$(16,283)

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

The following table summarizes the Company’s ABL Facility borrowing availability:

	August 1, 2025		August 2, 2024		January 31, 2025
(in thousands)	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
ABL Facility limit	$225,000		$275,000		$275,000
Borrowing Base	133,536		145,620		140,202

Outstanding borrowings	35,000	5.86%	20,000	6.68%	—
Outstanding letters of credit	10,911		8,101		10,888
ABL Facility utilization at end of period	45,911		28,101		10,888

ABL Facility borrowing availability	$87,625		$117,519		$129,314

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

The ABL Facility fees include (i) commitment fees of 0.20% or 0.30% based upon the average daily unused commitment (aggregate commitment less loans and letter of credit outstanding) under the ABL Facility for the preceding fiscal quarter, (ii) customary letter of credit fees and (iii) customary annual agent fees. The Fifth Amendment extended the maturity date of the ABL Facility to the earlier of (a) March 28, 2030 and (b) September 29, 2028 if, on or prior to such date, the Term Loan Facility has not been refinanced, extended or repaid in full in accordance with the terms thereof and not replaced with other indebtedness. Under applicable accounting guidance, certain unamortized debt issuance costs originating from the ABL Facility are deferred and amortized over the extended term of the ABL Facility, and certain unamortized debt issuance costs have been written off. As of August 1, 2025, the Company had $35.0 million borrowings outstanding under the ABL Facility.

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

The Company’s long-term debt consisted of the following:

	August 1, 2025		August 2, 2024		January 31, 2025
(in thousands)	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Term Loan Facility	$240,500	12.71%	$253,500	13.70%	$247,000	12.66%
Less: Current portion of long-term debt	13,000		13,000		13,000
Less: Unamortized debt issuance costs	7,950		10,273		9,112
Long-term debt, net	$219,550		$230,227		$224,888

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

As of August 1, 2025, the Company was in compliance with its financial covenants in the Debt Facilities.

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

The following table provides a summary of the Company’s stock-based compensation expense, which is included in Selling and administrative expense in the Condensed Consolidated Statements of Operations:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024
Deferred awards	$934	$943	$1,752	$1,865
Performance awards	292	385	290	585
Option awards	104	104	208	208
Total stock-based compensation expense	$1,330	$1,432	$2,250	$2,658

Deferred Awards

The following table provides a summary of the Deferred Awards activity for the 26 weeks ended August 1, 2025:

	Deferred Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested Deferred Awards as of January 31, 2025	757	$10.63
Granted	325	11.16
Vested	(247)	12.20
Forfeited or expired	(75)	9.41
Unvested Deferred Awards as of August 1, 2025	760	$10.47

Total unrecognized stock-based compensation expense related to unvested Deferred Awards was approximately $5.5 million as of August 1, 2025, which is expected to be recognized ratably over a weighted average period of 2.0 years. The total fair value of Deferred Awards vested during the 26 weeks ended August 1, 2025 and August 2, 2024 was $3.0 million and $3.7 million, respectively.

Performance Awards

The following table provides a summary of the Performance Awards activity for the 26 weeks ended August 1, 2025:

	Performance Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested Performance Awards as of January 31, 2025	692	$10.99
Granted	780	10.39
Change in estimate - performance	(65)	—
Vested	—	—
Forfeited or expired	(78)	9.95
Unvested Performance Awards as of August 1, 2025	1,329	$10.21

Total unrecognized stock-based compensation expense related to unvested Performance Awards was approximately $2.1 million as of August 1, 2025 which is expected to be recognized ratably over a weighted average period of 2.0 years. Additionally, total unrecognized stock-based compensation expense related to Performance Awards with event criteria was approximately $3.6 million, which is not expected to be recognized until the event is probable of occurring. The fair value of the 133,984 Performance Awards with stock performance criteria granted during the 26 weeks ended August 1, 2025 was estimated at $7.81 per share on the grant date using a Monte Carlo simulation.

Option Awards

The following table provides a summary of the Option Awards activity for the 26 weeks ended August 1, 2025:

Option Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Option Awards outstanding as of January 31, 2025	217	$13.34
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Option Awards outstanding as of August 1, 2025	217	$13.34

The following table provides a summary of information about the Option Awards vested and expected to vest during the contractual term, as well as Option Awards exercisable as of August 1, 2025:

(in thousands, except contractual life and exercise price amounts)	Option Awards	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Option Awards vested and expected to vest	217	6.02	$13.34	$-
Option Awards exercisable	133	5.23	$14.93	$-

Total unrecognized stock-based compensation expense related to Option Awards expected to vest was approximately $0.1 million as of August 1, 2025, which is expected to be recognized over a weighted average period of 0.3 years.

NOTE 7. STOCKHOLDERS’ EQUITY

Share Repurchase Program

On March 15, 2024, the Company announced that its Board of Directors authorized the Company to repurchase up to $25.0 million of the Company’s common stock through March 31, 2026 (the “2024 Share Repurchase Program”). Under the 2024 Share Repurchase Program, the Company may repurchase its common stock through open market purchases, in privately negotiated transactions, or by other means in accordance with federal securities laws, including Rule 10b-18 of the Exchange Act. The amount and timing of purchases will be determined by the Company’s management depending upon market conditions and other factors and may be made pursuant to a Rule 10b5-1 trading plan. The 2024 Share Repurchase Program may be suspended or discontinued at any time. As of August 1, 2025, additional purchases of up to $8.8 million could be made under the 2024 Share Repurchase Program. All repurchases are subject to compliance with the Term Loan Facility which imposes a per fiscal year limitation on share repurchases.

The following table summarizes the Company’s share repurchases for the 13 and 26 weeks ended August 1, 2025 and August 2, 2024:

	13 Weeks Ended		26 Weeks Ended
(Shares and $ in thousands except average per share cost)	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024
Number of shares repurchased	199	254	490	339
Total cost	$1,731	$3,731	$4,502	$4,744
Average per share cost (1)	$8.71	$14.70	$9.20	$13.99

(1)
Average price paid per share excludes broker commissions and excise taxes.

The Company retired all shares that were repurchased through the 2024 Share Repurchase Program during the 26 weeks ended August 1, 2025 and August 2, 2024. In accordance with FASB ASC 505—Equity, the par value of the shares retired was charged against Common stock and the remaining purchase price, including any broker commissions and excise taxes paid, was either (i) allocated between Additional paid-in capital and Retained earnings, or (ii) charged directly against Additional paid-in capital. To the extent the shares are repurchased at a price less than that of initial issuance, or to the extent the Company does not have sufficient reserves in Retained earnings at the time of repurchase, the excess of the purchase price over par value is accounted for entirely as a deduction from Additional paid-in capital.

NOTE 8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	August 1, 2025	August 2, 2024	January 31, 2025
Deferred gift card revenue	$33,236	$34,179	$34,746
Accrued employee compensation and benefits	16,692	20,238	26,105
Reserve for sales returns and allowances	13,669	14,907	15,156
Deferred revenue	8,822	9,302	6,584
Accrued property, sales and other taxes	6,174	7,412	6,338
Accrued interest	2,385	685	2,662
Other	4,106	4,467	7,145
Total Accrued expenses and other current liabilities	$85,084	$91,190	$98,736

NOTE 9. FAIR VALUE MEASUREMENTS OF FINANCIAL ASSETS AND LIABILITIES

Cash and cash equivalents and restricted cash is reflected on the Condensed Consolidated Balance Sheets at fair value based on Level 1 inputs. Cash and cash equivalents and restricted cash amounts are valued based upon statements received from financial institutions. The fair value of restricted cash was $2.3 million, $2.2 million and $2.6 million as of August 1, 2025, August 2, 2024 and January 31, 2025, respectively.

Carrying amounts and fair values of long-term debt, including current portion, in the Condensed Consolidated Balance Sheets are as follows:

	August 1, 2025		August 2, 2024		January 31, 2025
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$240,500	$240,980	$253,500	$246,160	$247,000	$251,690

The Company’s valuation of long-term debt, including current portion, at fair value is considered a Level 3 instrument under the fair value hierarchy. The Company’s valuation techniques include the Black-Derman-Toy (“BDT”) model as well as market inputs from management. The BDT modeling approach is particularly relevant given the Term Loan Facility’s features, including the optional redemption provision. There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis as of August 1, 2025, August 2, 2024 and January 31, 2025.

NOTE 10. INCOME TAXES

Provision for Income Taxes

At the end of each quarter, the Company estimates its effective income tax rate pursuant to ASC 740. The rate for the period consists of the tax rate expected to be applied for the full year to ordinary income adjusted for any discrete items recorded in the period.

The Company recorded a tax benefit at an overall effective tax rate of 30.5% and 33.4% for the 13 weeks ended August 1, 2025 and August 2, 2024, respectively. The Company recorded a tax benefit at an overall rate of 29.4% and 26.4% for the 26 weeks ended August 1, 2025 and August 2, 2024. The overall effective tax rate for the 13 and 26 weeks ended August 1, 2025, varies from the U.S. statutory rate of 21% as a result of state taxes and non-deductible expenses. The overall effective tax rate for the 13 and 26 weeks ended August 2, 2024, varies from the U.S. statutory rate of 21% as a result of state taxes, non-deductible expenses, and the impact of stock-based compensation.

On July 4, 2025 the One Big Beautiful Bill Act (H.R. 1)(“the OBBBA”) was signed into law. The OBBBA contains various changes to corporate taxation with varying effective dates, including (i) the reinstatement of 100% bonus depreciation, (ii) modifications to business interest deduction limitations, and (iii) taxation of foreign entities. The legislation did not have a material impact on the Company’s financial statements for the 13 and 26 weeks ended August 1, 2025.

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

The internal reporting of these operating segments is based, in part, on the reporting and review process used by the Company’s chief operating decision maker (“CODM”), its Chief Executive Officer. The CODM assesses segment performance based on variable profit, which is defined as net revenue minus cost of sales and variable selling expenses. The Company’s CODM monitors actual segment variable profit results relative to operating plan and forecast to assess the performance of the business and allocate resources. The CODM does not utilize segment asset information to evaluate performance and make resource allocation decisions, and thus such disclosures are not provided. Variable profit is a non-GAAP financial measure, which management believes provides useful information to investors and to the CODM in order to assess segment performance. A reconciliation of variable profit to consolidated loss before income taxes is set forth below.

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

The Company has determined its significant segment expense categories based on amounts regularly provided to the Company’s CODM to evaluate segment profitability and drive strategic decision making. The following presents U.S. Digital segment sales and expenses:

	13 Weeks Ended		13 Weeks Ended
	August 1, 2025		August 2, 2024
(in thousands)	Segment	Total	Segment	Total
Net revenue	$255,254	$255,254	$270,361	$270,361
All other net revenue (1)		38,825		46,812
Total consolidated net revenue		$294,079		$317,173
Product cost of goods sold	100,484		105,675
Shipping cost of goods sold	32,962		34,808
Marketing costs	43,283		41,883
Variable personnel costs	14,631		17,066
Other segment expenses (2)	7,204		8,119
Segment variable profit	$56,690		$62,810

(1)
All other net revenue is from Europe eCommerce, Licensing and Retail that does not meet the quantitative thresholds
(2)
Other segment expenses include credit card fees, customer service, webhosting, supplies and other miscellaneous expenses

	26 Weeks Ended		26 Weeks Ended
	August 1, 2025		August 2, 2024
(in thousands)	Segment	Total	Segment	Total
Net revenue	$483,006	$483,006	$499,089	$499,089
All other net revenue (1)		72,281		103,555
Total consolidated net revenue		$555,287		$602,644
Product cost of goods sold	184,085		185,463
Shipping cost of goods sold	62,151		68,042
Marketing costs	83,216		80,985
Variable personnel costs	30,201		33,110
Other segment expenses (2)	13,769		13,803
Segment variable profit	$109,584		$117,686

(1)
All other net revenue is from Europe eCommerce, Licensing and Retail that does not meet the quantitative thresholds
(2)
Other segment expenses include credit card fees, customer service, webhosting, supplies and other miscellaneous expenses

The reconciliation between segment variable profit to consolidated loss before income taxes is as follows:

	13 Weeks Ended	13 Weeks Ended
(in thousands)	August 1, 2025	August 2, 2024
Segment variable profit	$56,690	$62,810
All other variable profit (1)	8,306	9,186
Depreciation expense	(7,656)	(8,692)
Unallocated corporate expenses (2)	(53,357)	(60,818)
Interest expense	(9,262)	(10,447)
Other income, net	3	84
Loss before income taxes	$(5,276)	$(7,877)

(1)
All other variable profit is from Europe eCommerce, Licensing and Retail that does not meet the quantitative thresholds
(2)
Unallocated corporate expenses include fixed personnel costs, incentive compensation, office occupancy, information technology and professional fees

	26 Weeks Ended	26 Weeks Ended
(in thousands)	August 1, 2025	August 2, 2024
Segment variable profit	$109,584	$117,686
All other variable profit (1)	14,151	19,511
Depreciation expense	(15,947)	(17,697)
Unallocated corporate expenses (2)	(106,175)	(114,781)
Interest expense	(18,527)	(20,783)
Other income, net	14	172
Loss before income taxes	$(16,900)	$(15,892)

(1)
All other variable profit is from Europe eCommerce, Licensing and Retail that does not meet the quantitative thresholds
(1)
Unallocated corporate expenses include fixed personnel costs, incentive compensation, office occupancy, information technology and professional fees

Net revenue is presented by distribution channel in the following tables:

	13 Weeks Ended	% of Net	13 Weeks Ended	% of Net
(in thousands)	August 1, 2025	Revenue	August 2, 2024	Revenue
Net revenue:
U.S. eCommerce	$167,268	56.9%	$188,336	59.4%
Outfitters	66,424	22.6%	63,159	19.9%
Third Party	21,562	7.3%	18,866	6.0%
Total U.S. Digital Segment Revenue	255,254		270,361
Europe eCommerce	19,639	6.7%	22,950	7.2%
Licensing and Retail	19,186	6.5%	23,862	7.5%
Total Net revenue	$294,079		$317,173

	26 Weeks Ended	% of Net	26 Weeks Ended	% of Net
(in thousands)	August 1, 2025	Revenue	August 2, 2024	Revenue
Net revenue:
U.S. eCommerce	$338,016	60.9%	$358,868	59.5%
Outfitters	109,346	19.7%	105,836	17.6%
Third Party	35,644	6.4%	34,385	5.7%
Total U.S. Digital Segment Revenue	483,006		499,089
Europe eCommerce	37,490	6.7%	47,918	8.0%
Licensing and Retail	34,791	6.3%	55,637	9.2%
Total Net revenue	$555,287		$602,644

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

The Company’s revenue is disaggregated by distribution channel and geographic location. Revenue by distribution channel is presented in Note 12, Segment Reporting. Revenue by geographic location was:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024
Net revenue:
United States	$271,626	$291,041	$512,689	$548,548
Europe	20,169	23,330	38,488	48,638
Other	2,284	2,802	4,110	5,458
Total Net revenue	$294,079	$317,173	$555,287	$602,644

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

In exchange for providing these rights, the license agreements require the licensees to pay the Company a trademark royalty based on net sales as defined in the license agreements. The Company recognizes sales-based royalty revenue (i) when a contractually guaranteed minimum is not expected to be met, the minimum is recognized as revenue on a straight-line basis over the contractual period, or (ii) when the contractually guaranteed minimum is expected to be met, revenue is recognized when the related sales of the licensed product occurs. In certain licensing agreements, the Company agreed to provide marketing activities. The Company receives reimbursement for such services at cost. The amount of these reimbursements are recorded as a reduction of Selling and administrative expenses in the Condensed Consolidated Statements of Operations. The amount of these reimbursements was $2.3 million and $3.9 million for the 13 and 26 weeks ended August 1, 2025, respectively, and $2.1 million and $3.3 million for the 13 and 26 weeks ended August 2, 2024, respectively.

Contract Liabilities

Contract liabilities consist of payments received in advance of the transfer of control to the customer. As products are delivered and control transfers, the Company recognizes the deferred revenue in Net revenue in the Condensed Consolidated Statements of Operations. The following table summarizes the deferred revenue associated with payments received in advance of the transfer of control to the customer, reported in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets, and amounts recognized through Net revenue for each period presented. The majority of deferred revenue as of August 1, 2025 is expected to be recognized in Net revenue in the fiscal quarter ending October 31, 2025, as products are delivered to customers.

	13 Weeks Ended		26 Weeks Ended
(in thousands)	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024
Deferred revenue beginning of period	$5,049	$9,340	$6,584	$4,314
Deferred revenue recognized in period	(4,834)	(9,125)	(6,370)	(4,100)
Revenue deferred in period	8,607	9,087	8,608	9,088
Deferred revenue end of period	$8,822	$9,302	$8,822	$9,302

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

	13 Weeks Ended		26 Weeks Ended
(in thousands)	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024
Balance as of beginning of period	$33,364	$35,119	$34,746	$35,604
Gift cards issued	15,693	14,562	30,305	29,617
Gift cards redeemed	(10,785)	(14,019)	(26,095)	(28,212)
Gift card breakage	(5,036)	(1,483)	(5,720)	(2,830)
Balance as of end of period	$33,236	$34,179	$33,236	$34,179

Refund Liabilities

Refund liabilities, primarily associated with product sales returns and retrospective volume rebates, represent variable consideration and are estimated and recorded as a reduction to Net revenue based on historical experience. Refund liabilities, primarily associated with estimated product returns, were $13.7 million, $14.9 million and $15.2 million as of August 1, 2025, August 2, 2024 and January 31, 2025, respectively, and reported in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

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
•
Fiscal 2023 – The 53 weeks ended February 2, 2024
•
GAAP – Accounting principles generally accepted in the United States
•
GMV – Gross merchandise value equals total order value of all Lands’ End branded merchandise sold to customers through business-to-consumer and business-to-business channels, as well as the estimated retail value of the merchandise sold through third party distribution channels
•
Second Quarter 2025 – The 13 weeks ended August 1, 2025
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
•
Year-to-Date 2025 – The 26 weeks ended August 1, 2025
•
Year-to-Date 2024 – The 26 weeks ended August 2, 2024

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

Macroeconomic Challenges

Macroeconomic issues which impact consumer discretionary spending, such as realized inflation-based price increases and high interest rates, have continued to have an impact on our business. Apparel purchases historically have been influenced by domestic and global economic conditions, which may negatively impact customer demand and may require higher levels of promotion in order to attract and retain customers. Additionally, the variable interest rates associated with our Debt Facilities are negatively affected by higher interest rate environments. Macroeconomic challenges may lead to increased cost of raw materials, packaging materials, labor, energy, fuel, debt and other inputs necessary for the production and distribution of our products. Ongoing uncertainty surrounding global trade policy, including the potential for increased tariffs on goods manufactured in key sourcing regions, could elevate product costs. We are monitoring these developments and are actively pursuing mitigation strategies, but escalating trade tensions may pressure margins and disrupt supply chain efficiency.

Restructuring

We incurred restructuring charges, primarily severance and benefit costs, related to cost optimization of business operations and strategic initiatives. During Year-to-Date 2025, we reduced approximately 6% of our corporate office positions and incurred restructuring charges, primarily severance and benefit and other related costs. The reductions in the corporate office positions were made to better align with the evolving needs of the business and to invest in key growth areas. Additionally, we incurred ongoing costs related to exploring strategic alternatives to maximize shareholder value and have included those costs as part of restructuring.

We incurred $2.4 million and $2.3 million of restructuring costs during the Second Quarter 2025 and Second Quarter 2024, respectively. Restructuring costs of $5.8 million and $2.7 million were incurred Year-to-Date 2025 and Year-to-Date 2024, respectively.

As of August 1, 2025, approximately $3.2 million of restructuring costs incurred had yet to be paid and are included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared in accordance with GAAP and include the accounts of Lands’ End, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.

Seasonality

We experience seasonal fluctuations in our Net revenue and operating results and historically have realized a significant portion of our net revenue and earnings for the year during our fourth fiscal quarter. We generated approximately 34.0% of our net revenue in the fourth quarters of Fiscal 2024 and Fiscal 2023.

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

Results of Operations

The following tables set forth, for the periods indicated, selected income statement data, both in dollars and as a percentage of Net revenue:

	13 Weeks Ended
(in thousands)	August 1, 2025		August 2, 2024
Net revenue	$294,079	100.0%	$317,173	100.0%
Cost of sales (exclusive of depreciation and amortization)	150,661	51.2%	165,288	52.1%
Gross profit	143,418	48.8%	151,885	47.9%
Selling and administrative	129,356	44.0%	135,510	42.7%
Depreciation and amortization	7,656	2.6%	8,692	2.7%
Other operating expense, net	2,423	0.8%	5,197	1.6%
Operating income	3,983	1.4%	2,486	0.8%
Interest expense	9,262	3.1%	10,447	3.3%
Other (income), net	(3)	(0.0)%	(84)	(0.0)%
Loss before income taxes	(5,276)	(1.8)%	(7,877)	(2.5)%
Income tax benefit	(1,609)	(0.5)%	(2,626)	(0.8)%
NET LOSS	$(3,667)	(1.2)%	$(5,251)	(1.7)%

	26 Weeks Ended
(in thousands)	August 1, 2025		August 2, 2024
Net revenue	$555,287	100.0%	$602,644	100.0%
Cost of sales (exclusive of depreciation and amortization)	279,143	50.3%	311,779	51.7%
Gross profit	276,144	49.7%	290,865	48.3%
Selling and administrative	252,818	45.5%	262,911	43.6%
Depreciation and amortization	15,947	2.9%	17,697	2.9%
Other operating expense, net	5,766	1.0%	5,538	0.9%
Operating income	1,613	0.3%	4,719	0.8%
Interest expense	18,527	3.3%	20,783	3.4%
Other (income), net	(14)	(0.0)%	(172)	(0.0)%
Loss before income taxes	(16,900)	(3.0)%	(15,892)	(2.6)%
Income tax benefit	(4,971)	(0.9)%	(4,199)	(0.7)%
NET LOSS	$(11,929)	(2.1)%	$(11,693)	(1.9)%

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

•
Other significant non-recurring or non-operational items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of results and are described below:
•
Corporate restructuring – primarily severance and benefit costs as well as costs related to the strategic alternative exploration for the 13 and 26 weeks ended August 1, 2025. Primarily severance and benefit costs for the 13 and 26 weeks ended August 2, 2024.
•
Long-lived asset impairment – charges associated with the non-cash write down of certain long-lived assets for the 26 weeks ended August 2, 2024.
•
Exit costs - charges associated to exit kids and footwear lines of business including inventory excess and obsolescence reserves, inventory discounts and operational charges recorded in the 26 weeks ended August 1,

2025 and the 13 and 26 weeks ended August 2, 2024 in conjunction with our licensing arrangements commencing in Fiscal 2024.

The following tables set forth, for the periods indicated, a reconciliation of Net loss to Adjusted net loss and Adjusted diluted loss per share:

Unaudited	13 Weeks Ended
(in thousands, except per share amounts)	August 1, 2025	August 2, 2024
Net loss	$(3,667)	$(5,251)
Corporate restructuring	2,434	2,338
Long-lived asset impairment	—	2,805
Exit costs	—	687
Tax effects on adjustments (1)	(619)	(1,297)
ADJUSTED NET LOSS	$(1,852)	$(718)
ADJUSTED DILUTED LOSS PER SHARE	$(0.06)	$(0.02)

Diluted weighted average common shares outstanding	30,743	31,376

(1)
The tax impact of adjustments is calculated at the applicable U.S. and non-U.S. Federal and State statutory rates.

Unaudited	26 Weeks Ended
(in thousands, except per share amounts)	August 1, 2025	August 2, 2024
Net loss	$(11,929)	$(11,693)
Corporate restructuring	5,766	2,680
Exit costs	257	687
Long-lived asset impairment	—	2,805
Tax effects on adjustments (1)	(1,365)	(1,384)
ADJUSTED NET LOSS	$(7,271)	$(6,905)
ADJUSTED DILUTED LOSS PER SHARE	$(0.24)	$(0.22)

Diluted weighted average common shares outstanding	30,721	31,407

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

•
Other significant items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of results and are described below:
•
Corporate restructuring – primarily severance and benefit costs as well as costs related to the strategic alternative exploration for the 13 and 26 weeks ended August 1, 2025. Primarily severance and benefit costs for the 13 and 26 weeks ended August 2, 2024.
•
Long-lived asset impairment – charges associated with the non-cash write down of certain long-lived assets for the 26 weeks ended August 2, 2024.

•
Net gain or loss on disposal of property and equipment – disposal of property and equipment for the 13 weeks ended August 1, 2025 and the 13 and 26 weeks ended August 2, 2024.
•
Exit costs - charges associated to exit kids and footwear lines of business including inventory excess and obsolescence reserves, inventory discounts and operational charges recorded in the 26 weeks ended August 1, 2025 and the 13 and 26 weeks ended August 2, 2024 in conjunction with our licensing arrangements commencing in Fiscal 2024.

The following tables set forth, for the periods indicated, selected income statement data, both in dollars and as a percentage of Net revenue and a reconciliation of Net loss to Adjusted EBITDA:

Unaudited	13 Weeks Ended
(in thousands)	August 1, 2025		August 2, 2024
Net loss	$(3,667)	(1.2)%	$(5,251)	(1.7)%
Income tax benefit	(1,609)	(0.5)%	(2,626)	(0.8)%
Interest expense	9,262	3.1%	10,447	3.3%
Other (income), net	(3)	(0.0)%	(84)	(0.0)%
Operating income	3,983	1.4%	2,486	0.8%
Depreciation and amortization	7,656	2.6%	8,692	2.7%
Corporate restructuring	2,434	0.8%	2,338	0.7%
Exit costs	—	—%	687	0.1%
Long-lived asset impairment	—	—%	2,805	0.9%
(Gain) loss on disposal of property and equipment	(11)	(0.0)%	53	0.0%
Adjusted EBITDA	$14,062	4.8%	$17,061	5.4%

Unaudited	26 Weeks Ended
(in thousands)	August 1, 2025		August 2, 2024
Net loss	$(11,929)	(2.1)%	$(11,693)	(1.9)%
Income tax benefit	(4,971)	(0.9)%	(4,199)	(0.7)%
Interest expense	18,527	3.3%	20,783	3.4%
Other (income), net	(14)	(0.0)%	(172)	(0.0)%
Operating income	1,613	0.3%	4,719	0.8%
Depreciation and amortization	15,947	2.9%	17,697	2.9%
Corporate restructuring	5,766	1.0%	2,680	0.4%
Exit costs	257	0.0%	687	—%
Long-lived asset impairment	—	—%	2,805	0.5%
Loss on disposal of property and equipment	—	—	52	0.0%
Adjusted EBITDA	$23,583	4.2%	$28,640	4.8%

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

We use Net revenue to evaluate revenue performance for the U.S. eCommerce, Europe eCommerce, Outfitters, Third Party, Retail and Licensing distribution channels. We use GMV, which equals total order value of all Lands’ End branded merchandise sold to customers through business-to-consumer and business-to-business channels, as well as the estimated retail value of the merchandise sold through third party distribution channels, as an important indicator of the performance of the comparable growth of the total brand.

Discussion and Analysis

Second Quarter 2025 compared with Second Quarter 2024

Gross Merchandise Value

Gross Merchandise Value (“GMV”) was approximately flat when compared to Second Quarter 2024.

Net Revenue

Net revenue was $294.1 million for the Second Quarter of 2025, a decrease of $23.1 million or 7.3%, from $317.2 million during the Second Quarter of 2024.

U.S. Digital Segment Net revenue was $255.3 million for the Second Quarter of 2025, a decrease of $15.1 million or 5.6% from $270.4 million in the Second Quarter of 2024.

U.S. eCommerce Net revenue was $167.3 million for the Second Quarter of 2025, a decrease of $21.0 million or 11.2%, from $188.3 million during the Second Quarter of 2024. The Second Quarter of 2025 decrease reflected a slower start to the seasonal swim product.

Outfitters Net revenue was $66.4 million for the Second Quarter of 2025, an increase of $3.2 million or 5.1%, from $63.2 million during the Second Quarter of 2024. The school uniform channel increased high single digits primarily due to new customers acquired from a competitor exiting the business. Revenue from the business uniform channel was up year-over-year driven by our enterprise accounts.

Third Party Net revenue was $21.6 million for the Second Quarter of 2025, an increase of $2.7 million or 14.3%, from $18.9 million during the Second Quarter of 2024. The increase was primarily due to curated product assortments which resulted in strength across marketplaces.

Europe eCommerce Net revenue was $19.6 million for the Second Quarter of 2025, a decrease of $3.4 million or 14.8%, from $23.0 million during the Second Quarter of 2024. The decrease was primarily due to inventory timing from supply chain challenges and macroeconomic conditions while continuing to increase distribution channels with several marketplace expansions.

Licensing and Retail Net revenue was $19.2 million for the Second Quarter of 2025, a decrease of $4.7 million or 19.7%, from $23.9 million during the Second Quarter of 2024. The revenue decreased due to the performance of U.S. Company Operated stores partially offset by licensing revenues increasing approximately 19%.

Gross Profit

Gross profit was $143.4 million for the Second Quarter of 2025, a decrease of $8.5 million or 5.6% from $151.9 million during the Second Quarter of 2024. Gross margin increased approximately 90 basis points to 48.8% in the Second Quarter of 2025, compared with 47.9% in the Second Quarter of 2024. The gross margin improvement was primarily driven by improved promotional productivity and the expansion of the licensing business.

Selling and Administrative Expenses

Selling and administrative expenses decreased $6.1 million to $129.4 million or 44.0% of Net revenue in the Second Quarter of 2025 compared with $135.5 million or 42.7% of Net revenue in the Second Quarter of 2024. The approximately 130 basis points increase was primarily driven by deleverage from lower revenues.

Depreciation and Amortization

Depreciation and amortization expense decreased $1.0 million to $7.7 million in the Second Quarter of 2025 compared with $8.7 million in the Second Quarter of 2024. The decrease in depreciation and amortization is primarily driven by lower software depreciation as a result of major software projects becoming fully depreciated.

Other Operating Expense

Other operating expense, net was $2.4 million in the Second Quarter of 2025 compared to $5.2 million in the Second Quarter of 2024. The decrease was primarily driven by restructuring costs incurred. See Note 1, Background and Basis of Presentation.

Operating Income

As a result of the above factors, Operating income was $4.0 million in the Second Quarter of 2025 compared to $2.5 million in the Second Quarter of 2024.

Interest Expense

Interest expense was $9.3 million in the Second Quarter of 2025 compared to $10.4 million in the Second Quarter of 2024. The $1.1 million decrease was primarily driven by lower ABL Facility interest related to lower average outstanding balances and lower applicable interest rates under the Term Loan Facility.

Other Expense (Income)

Other income was insignificant in the Second Quarter of 2025 compared to $0.1 million in the Second Quarter of 2024.

Income Tax (Benefit) Expense

We recorded an income tax benefit at an overall effective rate of 30.5% and 33.4% for the Second Quarter of 2025 and Second Quarter of 2024, respectively. The overall effective tax rate for the 13 weeks ended August 1, 2025 varies from the U.S. federal statutory rate of 21% as a result of state taxes, and non-deductible expenses. The overall effective tax rate for the 13 weeks ended August 2, 2024 varies from the U.S. federal statutory rate of 21% as a result of state taxes, non-deductible expenses, and the impact of stock-based compensation.

Net Income (Loss)

As a result of the above factors, Net loss was $3.7 million and diluted loss per share was $0.12 in the Second Quarter of 2025 compared with Net loss of $5.3 million and diluted loss per share was $0.17 in the Second Quarter of 2024.

Adjusted Net Income (Loss)

Adjusted net loss was $1.9 million and Adjusted diluted loss per share was $0.06 in the Second Quarter of 2025 compared to Adjusted net loss of $0.7 million and Adjusted diluted loss per share of $0.02 in the Second Quarter of 2024.

Adjusted EBITDA

As a result of the above factors, Adjusted EBITDA was $14.1 million in Second Quarter 2025 and $17.1 million in Second Quarter 2024, respectively.

U.S. Digital Segment Results of Operations

Variable Profit

U.S. Digital Segment variable profit was $56.7 million in the Second Quarter of 2025, a decrease of $6.1 million compared to $62.8 million in the Second Quarter of 2024. U.S. Digital Segment variable profit was 22.2% of Net revenue in the Second Quarter of 2025, which is a decrease of 100 basis points compared to 23.2% of Net revenue in the Second Quarter of 2024. The decrease in variable profit as a percentage of Net revenue was driven by deleverage from lower revenues and channel mix partially offset by product solutions and newness across the assortment, improvements in supply chain costs and cost controls across the entire business.

Product cost of goods sold was $100.5 million or 39.4% of U.S. Digital Segment revenue in the Second Quarter of 2025 compared to $105.7 million or 39.1% of U.S. Digital Segment revenue in the Second Quarter of 2024. Shipping cost of goods sold was $33.0 million or 12.9% of U.S. Digital Segment revenue in the Second Quarter of 2025 compared to $34.8 million or 12.9% of U.S. Digital Segment revenue in the Second Quarter of 2024. The increase in Product and Shipping costs of goods sold as a percentage of U.S. Digital Segment revenue was primarily due to product assortment mix partially offset by improvements in supply chain costs.

Marketing expenses were $43.3 million or 17.0% of U.S. Digital Segment revenue in the Second Quarter of 2025 compared to $41.9 million or 15.5% of U.S. Digital Segment revenue in the Second Quarter of 2024. The increase in Marketing expenses was primarily due to higher digital spend focused on new customer acquisition.

Year-to-Date 2025 compared with Year-to-Date 2024

Gross Merchandise Value

Gross Merchandise Value (“GMV”) decreased low-single digits compared to Year-to-Date 2024. Excluding the $12.7 million impact of transitioning kids and footwear inventory to licensees during First Quarter 2024, GMV increased by low-single digits.

Net Revenue

Net revenue was $555.3 million for Year-to-Date 2025, a decrease of $47.3 million or 7.8%, from $602.6 million during Year-to-Date 2024. Excluding the impact of transitioning kids and footwear inventory to licensees, Net revenue decreased by 5.8%.

U.S. Digital Segment Net revenue was $483.0 million for Year-to-Date 2025, a decrease of $16.1 million or 3.2% from $499.1 million in Year-to-Date 2024.

U.S. eCommerce Net revenue was $338.0 million for Year-to-Date 2025, a decrease of $20.9 million or 5.8%, from $358.9 million during Year-to-Date 2024. Year-to-Date 2025 reflected continued strength in our weather proofed Outerwear and transitional key items offset by a slower start to the seasonal swim product.

Outfitters Net revenue was $109.3 million for Year-to-Date 2025, an increase of $3.5 million or 3.3%, from $105.8 million during Year-to-Date 2024. The business uniform channel increased year-over-year primarily due to strength in enterprise accounts. The school uniform channel increased primarily due to new customers acquired from a competitor exiting the business.

Third Party Net revenue was $35.6 million for Year-to-Date 2025, an increase of $1.2 million or 3.5%, from $34.4 million during Year-to-Date 2024. The increase was primarily due to curated product assortments which resulted in strength across marketplaces.

Europe eCommerce Net revenue was $37.5 million for Year-to-Date 2025, a decrease of $10.4 million or 21.7%, from $47.9 million during Year-to-Date 2024. The decrease was primarily due to new leadership using the first half to relaunch as a more premium brand while continuing to increase distribution channels with several marketplace expansions.

Licensing and Retail Net revenue was $34.8 million for Year-to-Date 2025, a decrease of $20.8 million or 37.4%, from $55.6 million during Year-to-Date 2024. The decrease was primarily driven by the impact of transitioning kids and footwear inventory to licensees in the First Quarter of 2024 and the performance of U.S. Company Operated stores partially offset by licensing revenue increasing approximately 36%.

Gross Profit

Gross profit was $276.1 million for Year-to-Date 2025, a decrease of $14.8 million or 5.1% from $290.9 million during Year-to-Date 2024. Gross margin increased approximately 140 basis points to 49.7% in Year-to-Date 2025, compared with 48.3% in Year-to-Date 2024. The gross margin improvement was primarily driven by improved promotional productivity and the expansion of the licensing business.

Selling and Administrative Expenses

Selling and administrative expenses decreased $10.1 million to $252.8 million or 45.5% of Net revenue in Year-to-Date 2025 compared with $262.9 million or 43.6% of Net revenue in Year-to-Date 2024. The approximately 190 basis points increase was primarily driven by deleverage from lower revenues.

Depreciation and Amortization

Depreciation and amortization expense decreased $1.8 million to $15.9 million in Year-to-Date 2025 compared with $17.7 million in Year-to-Date 2024. The decrease in depreciation and amortization is primarily driven by lower software depreciation as a result of major software projects becoming fully depreciated.

Other Operating Expense

Other operating expense, net was $5.8 million in Year-to-Date 2025 compared to $5.5 million in Year-to-Date 2024. The increase was primarily driven by restructuring costs incurred. See Note 1, Background and Basis of Presentation.

Operating Income

As a result of the above factors, Operating income was $1.6 million in Year-to-Date 2025 compared to $4.7 million in Year-to-Date 2024.

Interest Expense

Interest expense was $18.5 million in Year-to-Date 2025 compared to $20.8 million in Year-to-Date 2024. The $2.3 million decrease was primarily driven by lower ABL Facility interest related to lower average outstanding balances and lower applicable interest rates under the Term Loan Facility.

Other Expense (Income)

Other income was insignificant in Year-to-Date 2025 compared to $0.2 million in Year-to-Date 2024.

Income Tax (Benefit) Expense

We recorded an income tax benefit at an overall effective rate of 29.4% and 26.4% for the Year-to-date 2025 and Year-to-date 2024, respectively. The overall effective tax rate for the 26 weeks ended August 1, 2025 varies from the U.S. federal statutory rate of 21% as a result of state taxes, and non-deductible expenses. The overall effective tax rate for the 26 weeks ended August 2, 2024 varies from the U.S. federal statutory rate of 21% as a result of state taxes, non-deductible expenses, and the impact of stock-based compensation.

Net Income (Loss)

As a result of the above factors, Net loss was $11.9 million and diluted loss per share was $0.39 in Year-to-Date 2025 compared with Net loss of $11.7 million and diluted loss per share was $0.37 in Year-to-Date 2024.

Adjusted Net Income (Loss)

Adjusted net loss was $7.3 million and Adjusted diluted loss per share was $0.24 in Year-to-Date 2025 compared to Adjusted net loss of $6.9 million and Adjusted diluted loss per share of $0.22 in Year-to-Date 2024.

Adjusted EBITDA

As a result of the above factors, Adjusted EBITDA was $23.6 million in Year-to-Date 2025 and $28.6 million in Year-to-Date 2024, respectively.

U.S. Digital Segment Results of Operations

Variable Profit

U.S. Digital Segment variable profit was $109.6 million in Year-to-Date 2025, a decrease of $8.1 million compared to $117.7 million in Year-to-Date 2024. U.S. Digital Segment variable profit was 22.7% of Net revenue in Year-to-Date 2025, which is a decrease of 20 basis points compared to 23.6% of Net revenue in Year-to-Date 2024. The decrease in variable profit as a percentage of Net revenue was driven by deleverage from lower revenues and channel mix partially offset by product solutions and newness across the assortment, improvements in supply chain costs and cost controls across the entire business.

Product cost of goods sold was $184.1 million or 38.1% of U.S. Digital Segment revenue in Year-to-Date 2025 compared to $185.5 million or 37.2% of U.S. Digital Segment revenue in Year-to-Date 2024. Shipping cost of goods sold was $62.2 million or 12.9% of U.S. Digital Segment revenue in Year-to-Date 2025 compared to $68.0 million or 13.6% of U.S. Digital Segment revenue in Year-to-Date 2024. The increase in Product and Shipping cost of goods sold as a percentage of U.S. Digital Segment revenue was primarily due to product assortment mix partially offset by improvements in supply chain costs. Marketing expenses were $83.2 million or 17.2% of U.S. Digital Segment revenue in Year-to-Date 2025 compared to $81.0 million or 16.2% of U.S. Digital Segment revenue in Year-to-Date 2024. The increase in Marketing expenses was primarily due to higher digital spend focused on new customer acquisition.

Liquidity and Capital Resources

Liquidity

Our primary need for liquidity is to fund working capital requirements of our business, which are inventory purchases, payments on debt, capital expenditures and for general corporate purposes. Our cash and cash equivalents and the ABL Facility serve as sources of liquidity for short-term working capital needs and general corporate purposes. The ABL Facility had a balance outstanding of $35.0 million on August 1, 2025, other than letters of credit. Cash generated from our net revenue and profitability, and to a lesser extent our changes in working capital, are driven by the seasonality of our business, with a significant amount of net revenue and operating cash flows generally occurring in the fourth fiscal quarter of each year. We expect that our cash on hand and cash flows from operations, along with revolving on the ABL Facility, will be adequate to meet our capital requirements and operational needs for at least the next 12 months.

ABL Facility

Our $225.0 million committed revolving ABL Facility, as amended to date, includes a $35.0 million sublimit for letters of credit and is available for working capital and other general corporate liquidity needs. The amount available to borrow is the lesser of (1) the Aggregate Commitments of $225.0 million (“ABL Facility Limit”) or (2) the Borrowing Base or Loan Cap which is calculated from Eligible Inventory, Trade Receivables and Credit Card Receivables, all foregoing capitalized terms not defined herein are as defined in the ABL Facility. The balance outstanding on August 1, 2025 and August 2, 2024 was $35.0 million and $20.0 million, respectively. The balance of outstanding letters of credit was $10.9 million and $8.1 million on August 1, 2025 and August 2, 2024, respectively. The borrowing availability under the ABL Facility was $87.6 million and $117.5 million as of August 1, 2025 and August 2, 2024, respectively.

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

The ABL Facility fees include (i) commitment fees of 0.20% or 0.30% based upon the average daily unused commitment (aggregate commitment less loans and letter of credit outstanding) under the ABL Facility for the preceding fiscal quarter, (ii) customary letter of credit fees and (iii) customary annual agent fees. The Fifth Amendment extended the maturity date of the ABL Facility to the earlier of (a) March 28, 2030 and (b) September 29, 2028 if, on or prior to such date, the Term Loan Facility has not been refinanced, extended or repaid in full in accordance with the terms thereof and not replaced with other indebtedness. Under applicable accounting guidance, certain unamortized debt issuance costs originating from the ABL Facility are deferred and amortized over the extended term of the ABL Facility, and certain unamortized debt issuance costs have been written off. As of August 1, 2025, we had $35.0 million borrowings outstanding under the ABL Facility.

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

As of August 1, 2025, we were in compliance with the financial covenants in the Debt Facilities.

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

Cash Flows and Capital Expenditures

Cash Flows from Operating Activities

Net cash provided by operating activities was $0.5 million during Year-to-Date 2025 compared to $4.9 million during Year-to-Date 2024. The decrease in net cash provided by operating activities was primarily due to the decrease in adjusted EBITDA.

Cash Flows from Investing Activities

Net cash used in investing activities was $17.2 million and $11.5 million during Year-to-Date 2025 and Year-to-Date 2024, respectively. Cash used in investing activities for both periods was primarily used for investments to update our digital information technology infrastructure.

For Fiscal 2025, we plan to invest approximately $25.0 million in capital expenditures for strategic investments and infrastructure, primarily in technology and general corporate needs.

Cash Flows from Financing Activities

Net cash provided by financing activities was $22.1 million during Year-to-Date 2025, compared to $6.9 million during Year-to-Date 2024. The increase in net cash provided by financing activities is primarily due to an increase in borrowings under our ABL Facility in the Second Quarter 2025 as compared to the prior year.

Contractual Obligations and Off-Balance-Sheet Arrangements

There have been no material changes to our contractual obligations and off-balance-sheet arrangements as discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.

Financial Instruments with Off-Balance-Sheet Risk

The ABL Facility is available for working capital and other general corporate liquidity needs. The balance outstanding on August 1, 2025 and August 2, 2024 was $35.0 million and $20.0 million, respectively. The balance of outstanding letters of credit was $10.9 million and $8.1 million on August 1, 2025 and August 2, 2024, respectively.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document contains forward-looking statements. Forward-looking statements reflect our current views with respect to, among other things, future events and performance. These statements may discuss, among other things, our GMV, variable profit, net sales, gross margin, operating expenses, operating income, net income, adjusted net income, adjusted EBITDA, cash flow, financial condition, financings, impairments, expenditures, growth, strategies, plans, achievements, dividends, capital structure, organizational structure, future store openings, market opportunities and general market and industry conditions. We generally identify forward-looking statements by words such as “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” “predict,” “believe,” “seek,” “continue,” “outlook,” “may,” “might,” “will,” “should,” “can have,” “likely,” “targeting” or the negative version of these words or comparable words. Forward-looking statements are based on beliefs and assumptions made by management using currently available information. These statements are only predictions and are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties. If one or more of these risks or uncertainties materialize, or if management’s underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include those risks, uncertainties and factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2025 and “Part II, Item 1A Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended May 2, 2025. Forward-looking statements speak only as of the date on which they are made. We expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable securities laws and regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

The Company’s international subsidiaries operate with functional currencies other than the U.S. dollar. Since the Company’s Condensed Consolidated Financial Statements are presented in U.S. dollars, the Company must translate all components of these financial statements from the functional currencies into U.S. dollars at exchange rates in effect during or at the end of the reporting period. Net revenue generated from the Europe eCommerce distribution channel represented approximately 7% of our total Net revenue during the Year-to-Date 2025. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of net revenue, expenses, assets and liabilities. Assuming a 10% change in foreign currency exchange rates, our Net revenue for Year-to-Date 2025 would have increased or decreased by approximately $3.7 million. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our international subsidiaries into U.S. dollars. Foreign currency translation income, net, for Year-to-Date 2025 totaled approximately $0.9 million related to our international subsidiaries in United Kingdom and Germany. Additionally, the Company has foreign currency denominated intercompany receivables and payables that when settled result in a transaction gain or loss. A 10% change in foreign currency exchanges rates would not result in a significant transaction gain or loss in earnings. The Company does not utilize financial instruments for trading purposes or hedging and has not used any derivative financial instruments to limit foreign currency exchange rate exposures. The Company does not consider our foreign earnings to be permanently reinvested.

As of August 1, 2025, the Company had $6.5 million of cash and cash equivalents denominated in foreign currency, principally in euro, British pound sterling and Hong Kong dollar.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation for the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of August 1, 2025, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by Rules 13a-15 under the Exchange Act during the most recently completed fiscal quarter ended August 1, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended January 31, 2025, filed with the SEC on March 27, 2025, and as disclosed on the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2025, filed with the SEC on June 5, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents a month-to-month summary of information with respect to purchases of common stock made during Second Quarter 2025 pursuant to the 2024 Share Repurchase Program announced on March 15, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
May 3 - May 30	168,751	$8.78	168,751	$9,098
May 31 - July 4	30,000	$8.33	30,000	$8,848
July 5 - August 1	—	$—	—	$8,848
Total	198,751	$8.71	198,751

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

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended August 1, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Date: September 9, 2025