Form 10-Q
period 2025-10-31
LANDS' END, INC.
filed 2025-12-09
CIK 799288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2025

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

As of December 4, 2025, the registrant had 30,551,068 shares of common stock, $0.01 par value, outstanding.

LANDS’ END, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED OCTOBER 31, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDS’ END, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(in thousands, except per share data)	October 31, 2025	November 1, 2024	October 31, 2025	November 1, 2024
Net revenue	$317,487	$318,628	$872,774	$921,272
Cost of sales (exclusive of depreciation and amortization)	153,013	157,483	432,156	469,262
Gross profit	164,474	161,145	440,618	452,010

Selling and administrative	138,605	140,876	391,423	403,787
Depreciation and amortization	7,416	8,153	23,363	25,850
Other operating expense, net	1,686	2,829	7,452	8,367
Operating income	16,767	9,287	18,380	14,006
Interest expense	9,417	10,266	27,944	31,049
Other (income) expense, net	(47)	352	(61)	180
Income (loss) before income taxes	7,397	(1,331)	(9,503)	(17,223)
Income tax expense (benefit)	2,233	(738)	(2,738)	(4,937)
NET INCOME (LOSS)	$5,164	$(593)	$(6,765)	$(12,286)

Earnings (loss) per common share
Basic	$0.17	$(0.02)	$(0.22)	$(0.39)
Diluted	$0.17	$(0.02)	$(0.22)	$(0.39)

Weighted average common shares outstanding
Basic	30,512	31,136	30,684	31,317
Diluted	30,946	31,136	30,684	31,317

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Comprehensive Operations

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 31, 2025	November 1, 2024	October 31, 2025	November 1, 2024
NET INCOME (LOSS)	$5,164	$(593)	$(6,765)	$(12,286)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(376)	552	557	338
COMPREHENSIVE INCOME (LOSS)	$4,788	$(41)	$(6,208)	$(11,948)

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	October 31, 2025	November 1, 2024	January 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$36,344	$30,401	$16,180
Restricted cash	703	1,912	2,632
Accounts receivable, net	36,721	35,538	47,839
Inventories	347,629	335,855	265,132
Prepaid expenses	30,300	36,246	33,258
Other current assets	9,109	13,543	5,439
Total current assets	460,806	453,495	370,480
Property and equipment, net	116,189	109,173	115,618
Operating lease right-of-use asset	16,596	21,484	20,373
Intangible asset	257,000	257,000	257,000
Other assets	2,072	2,419	2,010
TOTAL ASSETS	$852,663	$843,571	$765,481
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$13,000	$13,000	$13,000
Accounts payable	144,564	132,116	111,353
Lease liability – current	4,527	5,196	4,534
Accrued expenses and other current liabilities	100,230	109,894	98,736
Total current liabilities	262,321	260,206	227,623
Long-term borrowings under ABL Facility	75,000	60,000	—
Long-term debt, net	216,880	227,558	224,888
Lease liability – long-term	15,376	21,116	20,007
Deferred tax liabilities	49,865	48,343	51,450
Other liabilities	2,205	2,705	2,291
TOTAL LIABILITIES	621,647	619,928	526,259
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 authorized: 480,000 shares; issued and outstanding: 30,552, 31,023 and 30,843, respectively	306	311	309
Additional paid-in capital	347,945	351,940	349,940
Accumulated deficit	(101,123)	(112,877)	(94,358)
Accumulated other comprehensive loss	(16,112)	(15,731)	(16,669)
TOTAL STOCKHOLDERS’ EQUITY	231,016	223,643	239,222
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$852,663	$843,571	$765,481

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	39 Weeks Ended
(in thousands)	October 31, 2025	November 1, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,765)	$(12,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,363	25,850
Amortization of debt issuance costs	2,095	2,035
(Gain) loss on disposal of property and equipment	(20)	67
Stock-based compensation	3,779	4,111
Deferred income taxes	(1,536)	233
Long-lived asset impairment	256	3,817
Other	(850)	(463)
Change in operating assets and liabilities:
Accounts receivable, net	11,814	(241)
Inventories	(81,400)	(33,899)
Accounts payable	33,076	1,690
Other operating assets	298	(4,038)
Other operating liabilities	709	912
Net cash used in operating activities	(15,181)	(12,212)
CASH FLOWS FROM INVESTING ACTIVITIES
Sales of property and equipment	46	20
Purchases of property and equipment	(23,946)	(22,142)
Net cash used in investing activities	(23,900)	(22,122)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under ABL Facility	109,000	93,000
Payments of borrowings under ABL Facility	(34,000)	(33,000)
Payments on term loan	(9,750)	(9,750)
Payments of debt issuance costs	(1,103)	(724)
Payments for taxes related to net share settlement of equity awards	(1,240)	(1,275)
Purchases and retirement of common stock, including excise tax paid	(4,513)	(8,857)
Net cash provided by financing activities	58,394	39,394
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(1,078)	(37)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	18,235	5,023
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	18,812	27,290
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$37,047	$32,313
SUPPLEMENTAL CASH FLOW DATA
Unpaid liability to acquire property and equipment	$1,635	$2,534
Income taxes (refunded) paid	$(92)	$457
Interest paid	$25,930	$27,598
Operating lease right-of-use-assets (reversal) obtained in exchange for lease liabilities	$(961)	$302

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the 39 weeks ended October 31, 2025

(Unaudited)

	Common Stock Issued		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 31, 2025	30,843	$309	$349,940	$(94,358)	$(16,669)	$239,222
Net loss	—	—	—	(8,262)	—	(8,262)
Cumulative translation adjustment, net of tax	—	—	—	—	1,498	1,498
Stock-based compensation expense	—	—	920	—	—	920
Vesting of restricted shares	125	1	(1)	—	—	—
Common stock withheld related to net share settlement of equity awards	(42)	—	(450)	—	—	(450)
Purchases and retirement of common stock, including excise taxes	(291)	(3)	(2,785)	—	—	(2,788)
Balance at May 2, 2025	30,635	$307	$347,624	$(102,620)	$(15,171)	$230,140
Net loss	—	—	—	(3,667)	—	(3,667)
Cumulative translation adjustment, net of tax	—	—	—	—	(565)	(565)
Stock-based compensation expense	—	—	1,330	—	—	1,330
Vesting of restricted shares	122	1	(1)	—	—	—
Common stock withheld related to net share settlement of equity awards	(41)	—	(360)	—	—	(360)
Purchases and retirement of common stock, including excise taxes	(199)	(2)	(1,752)	—	—	(1,754)
Balance at August 1, 2025	30,517	$306	$346,841	$(106,287)	$(15,736)	$225,124
Net income	—	—	—	5,164	—	5,164
Cumulative translation adjustment, net of tax	—	—	—	—	(376)	(376)
Stock-based compensation expense	—	—	1,529	—	—	1,529
Vesting of restricted shares	62	—	—	—	—	—
Common stock withheld related to net share settlement of equity awards	(27)	—	(430)	—	—	(430)
Purchases and retirement of common stock, including excise taxes	—	—	5	—	—	5
Balance at October 31, 2025	30,552	$306	$347,945	$(101,123)	$(16,112)	$231,016

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

•
Performance Awards – Performance-based stock awards

•
SEC – United States Securities and Exchange Commission

•
SOFR – Secured Overnight Funding Rate

•
Target Shares – Number of restricted stock units awarded to a recipient which reflects the number of shares to be delivered based on achievement of target performance goals

•
Term Loan Adjusted SOFR – SOFR plus adjustments of either (a) 0.11448% for a one-month interest period, (b) 0.26161% for a three-month interest period, or (c) 0.42826% for a six-month interest period

•
Term Loan Facility – Term loan credit agreement, dated as of December 29, 2023, among the Company, Blue Torch Capital, as Administrative Agent and Collateral Agent, and the lenders party thereto
•
Year-to-Date 2025 – The 39 weeks ended October 31, 2025

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

Macroeconomic Challenges

Macroeconomic issues which impact consumer discretionary spending, such as realized inflation-based price increases and high interest rates have continued to have an impact on the Company’s business. Apparel purchases historically have been influenced by domestic and global economic conditions, which may negatively impact customer demand and may require higher levels of promotion in order to attract and retain customers. Additionally, the variable interest rates associated with the Company’s Debt Facilities are negatively affected by higher interest rate environments. Macroeconomic challenges may lead to increased cost of raw materials, packaging materials, labor, energy, fuel, debt and other inputs necessary for the production and distribution of the Company’s products. Ongoing uncertainty surrounding global trade policy, including ongoing and potential tariff increases on goods manufactured in key sourcing regions, have elevated and could further elevate product costs. The Company is monitoring these developments and is actively pursuing mitigation strategies, but escalating trade tensions may pressure margins and disrupt supply chain efficiency.

Restructuring and Other Costs

The Company incurred restructuring and other charges related to cost optimization of business operations and exploring strategic alternatives. During Year-to-Date 2025, the Company incurred ongoing costs related to exploring strategic alternatives for the Company to maximize shareholder value and has included those costs as part of restructuring and other. Additionally, the Company reduced approximately 6% of its corporate office positions and incurred restructuring charges, primarily severance and benefit and other related costs. The reductions in the corporate office positions were made to better align with the evolving needs of the business and to invest in key growth areas.

The following table summarizes the restructuring and other costs recognized in Other operating expense, net in the Condensed Consolidated Statement of Operations for the 13 and 39 weeks ended October 31, 2025 and November 1, 2024:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 31, 2025	November 1, 2024	October 31, 2025	November 1, 2024
Employee severance and benefit costs	$(12)	$1,671	$2,900	$4,351
Strategic alternatives and other costs	1,465	131	4,319	131
Total restructuring and other	$1,453	$1,802	$7,219	$4,482

The following table summarizes the accrued restructuring and other cost activity included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets:

(in thousands)	Employee Severance and Benefit Costs	Strategic Alternatives and Other Costs	Total Restructuring and Other
Balance as of January 31, 2025	$2,004	$—	$2,004
Estimated costs payable in cash	2,647	685	3,332
Cash payments	(2,914)	(30)	(2,944)
Foreign currency translation	53	—	53
Balance as of May 2, 2025	$1,790	$655	$2,445
Estimated costs payable in cash	265	2,169	2,434
Cash payments	(1,435)	(228)	(1,663)
Foreign currency translation	6	—	6
Balance as of August 1, 2025	$626	$2,596	$3,222
Estimated costs payable in cash	(12)	1,465	1,453
Cash payments	(447)	(4,026)	(4,473)
Foreign currency translation	—	—	-
Balance as of October 31, 2025	$167	$35	$202

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In September 2025, the FASB issued Accounting Standards Update (ASU) 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software to current development practices, clarifies when to begin capitalizing costs and enhances disclosure requirements. This update is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact of ASU 2025-06 on the Company’s Condensed Consolidated Financial Statements.

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which includes requirements that an entity disclose specific categories in the rate reconciliation table and provide additional information for reconciling items that are greater than five percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate. The standard also requires that entities disclose income (or loss) from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) each disaggregated between domestic and foreign. ASU 2023-09 is effective for the annual periods beginning after December 15, 2024. The Company is currently assessing the impact of ASU 2023-09 on the Company’s Condensed Consolidated Financial Statement disclosures.

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

The following table summarizes the components of basic and diluted earnings (loss) per share:

	13 Weeks Ended		39 Weeks Ended
(in thousands, except per share amounts)	October 31, 2025	November 1, 2024	October 31, 2025	November 1, 2024
Net income (loss)	$5,164	$(593)	$(6,765)	$(12,286)

Basic weighted average common shares outstanding	30,512	31,136	30,684	31,317
Dilutive impact of stock awards	434	—	—	—
Diluted weighted average common shares outstanding	30,946	31,136	30,684	31,317

Earnings (loss) per share
Basic	$0.17	$(0.02)	$(0.22)	$(0.39)
Diluted	$0.17	$(0.02)	$(0.22)	$(0.39)

Anti-dilutive shares excluded from diluted earnings (loss) per common share calculation	49	566	374	769

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

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 31, 2025	November 1, 2024	October 31, 2025	November 1, 2024
Beginning balance: Accumulated other comprehensive loss (net of tax of $4,183, $3,989, $4,234 and $4,271, respectively)	$(15,736)	$(16,283)	$(16,669)	$(16,069)
Other comprehensive (loss) income:
Foreign currency translation adjustments (net of tax of $100, $192, $49 and $(90), respectively)	(376)	552	557	338
Ending balance: Accumulated other comprehensive loss (net of tax of $4,283, $4,181, $4,283 and $4,181, respectively)	$(16,112)	$(15,731)	$(16,112)	$(15,731)

No amounts were reclassified out of Accumulated other comprehensive loss during any of the periods presented.

NOTE 5. DEBT

ABL Facility

The Company’s $225.0 million committed revolving ABL Facility, as amended to date, includes a $35.0 million sublimit for letters of credit and is available for working capital and other general corporate liquidity needs. The amount available to borrow is the lesser of (1) the Aggregate Commitments of $225.0 million or (2) the Borrowing Base or Loan Cap which is calculated from Eligible Inventory, Trade Receivables and Credit Card Receivables, all foregoing capitalized terms not defined herein are as defined in the ABL Facility.

The following table summarizes the Company’s ABL Facility borrowing availability:

	October 31, 2025		November 1, 2024		January 31, 2025
(in thousands)	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
ABL Facility limit	$225,000		$275,000		$275,000
Borrowing Base	200,990		161,447		140,202

Outstanding borrowings	75,000	5.53%	60,000	6.13%	—
Outstanding letters of credit	10,882		11,129		10,888
ABL Facility utilization at end of period	85,882		71,129		10,888

ABL Facility borrowing availability	$115,108		$90,318		$129,314

Effective with the Fifth Amendment to the ABL Facility, dated March 28, 2025 (the “Fifth Amendment”), a 0.10% adjustment to the SOFR benchmark interest rate was eliminated and the benchmark rates under the ABL Credit Agreement are, at the election of the Company, either: (1) Term SOFR (which is a forward looking term rate based on the secured overnight financing rate), or (2) a Base Rate (which is the greatest of (a) 0% per annum, (b) the federal funds rate plus 0.50%, (c) the one-month Term SOFR rate plus 1.00%, or (d) the Wells Fargo “prime rate”). The borrowing margin for SOFR Rate loans is (i) where the average daily total outstanding for the previous quarter is less than $95.0 million, 1.50%, and (ii) where the average daily total outstanding for the previous quarter is equal to or greater than $95.0 million, 1.75%. For Base Rate loans, the borrowing margin is (i) where the average daily total outstanding for the previous quarter is less than $95.0 million, 0.75%, and (ii) where the average daily total outstanding for the previous quarter is equal to or greater than $95.0 million, 1.00% (“Applicable Borrowing Margin”). The Applicable Borrowing Margin for all loans is based upon the average daily total loans outstanding for the previous quarter. The Fifth Amendment reduced aggregate commitments from $275 million to $225 million, and reduced the letter of credit sublimit from $70 million to $35 million, in line with the Company’s lower inventory levels and expected letter of credit capacity, and had no material interest rate impact.

The ABL Facility fees include (i) commitment fees of 0.20% or 0.30% based upon the average daily unused commitment (aggregate commitment less loans and letter of credit outstanding) under the ABL Facility for the preceding fiscal quarter, (ii) customary letter of credit fees and (iii) customary annual agent fees. The Fifth Amendment extended the maturity date of the ABL Facility to the earlier of (a) March 28, 2030 and (b) September 29, 2028 if, on or prior to such date, the Term Loan Facility has not been refinanced, extended or repaid in full in accordance with the terms thereof and not replaced with other indebtedness. Under applicable accounting guidance, certain unamortized debt issuance costs originating from the ABL Facility are deferred and amortized over the extended term of the ABL Facility, and certain unamortized debt issuance costs have been written off. As of October 31, 2025, the Company had $75.0 million borrowings outstanding under the ABL Facility.

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

The Company’s long-term debt consisted of the following:

	October 31, 2025		November 1, 2024		January 31, 2025
(in thousands)	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Term Loan Facility	$237,250	12.40%	$250,250	13.22%	$247,000	12.66%
Less: Current portion of long-term debt	13,000		13,000		13,000
Less: Unamortized debt issuance costs	7,370		9,692		9,112
Long-term debt, net	$216,880		$227,558		$224,888

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

As of October 31, 2025, the Company was in compliance with its financial covenants in the Debt Facilities.

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

Stock-based compensation expense, including awards with market conditions, is recognized ratably over the related service period, reduced for estimated forfeitures of those awards not expected to vest due to employee turnover and adjusted based on the Company’s estimate of the percentage of the aggregate Target Shares expected to be earned. The Company accrues for Performance Awards on the basis of a 100% payout unless it becomes probable that the outcome will be significantly different, or the performance can be accurately measured. Stock-based compensation expense for awards with event criteria is not recognized until the event becomes probable.

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

The following table provides a summary of the Company’s stock-based compensation expense, which is included in Selling and administrative expense in the Condensed Consolidated Statements of Operations:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 31, 2025	November 1, 2024	October 31, 2025	November 1, 2024
Deferred awards	$827	$765	$2,579	$2,630
Performance awards	599	585	889	1,170
Option awards	103	103	311	311
Total stock-based compensation expense	$1,529	$1,453	$3,779	$4,111

Deferred Awards

The following table provides a summary of the Deferred Awards activity for the 39 weeks ended October 31, 2025:

	Deferred Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested Deferred Awards as of January 31, 2025	757	$10.63
Granted	329	11.21
Vested	(309)	11.98
Forfeited or expired	(117)	9.65
Unvested Deferred Awards as of October 31, 2025	660	$10.46

Total unrecognized stock-based compensation expense related to unvested Deferred Awards was approximately $4.4 million as of October 31, 2025, which is expected to be recognized ratably over a weighted average period of 1.9 years. The total fair value of Deferred Awards vested during the 39 weeks ended October 31, 2025 and November 1, 2024 was $3.7 million and $4.1 million, respectively.

Performance Awards

The following table provides a summary of the Performance Awards activity for the 39 weeks ended October 31, 2025:

	Performance Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested Performance Awards as of January 31, 2025	692	$10.99
Granted	780	10.39
Change in estimate - performance	(65)	—
Vested	—	—
Forfeited or expired	(139)	10.06
Unvested Performance Awards as of October 31, 2025	1,268	$10.22

Total unrecognized stock-based compensation expense related to unvested Performance Awards was approximately $3.3 million as of October 31, 2025 which is expected to be recognized ratably over a weighted average period of 2.1 years. Additionally, total unrecognized stock-based compensation expense related to Performance Awards with event criteria was approximately $3.6 million, which is not expected to be recognized until the event is probable of occurring. The fair value of the 133,984 Performance Awards with stock performance criteria granted during the 39 weeks ended October 31, 2025 was estimated at $7.81 per share on the grant date using a Monte Carlo simulation.

Option Awards

The following table provides a summary of the Option Awards activity for the 39 weeks ended October 31, 2025:

Option Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Option Awards outstanding as of January 31, 2025	217	$13.34
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Option Awards outstanding as of October 31, 2025	217	$13.34

The following table provides a summary of information about the Option Awards vested and expected to vest during the contractual term, as well as Option Awards exercisable, as of October 31, 2025:

(in thousands, except contractual life and exercise price amounts)	Option Awards	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Option Awards vested and expected to vest	217	5.77	$13.34	$829
Option Awards exercisable	133	4.99	$14.93	$414

Total unrecognized stock-based compensation expense related to Option Awards expected to vest was not material as of October 31, 2025.

NOTE 7. STOCKHOLDERS’ EQUITY

Share Repurchase Program

On March 15, 2024, the Company announced that its Board of Directors authorized the Company to repurchase up to $25.0 million of the Company’s common stock through March 31, 2026 (the “2024 Share Repurchase Program”). Under the 2024 Share Repurchase Program, the Company may repurchase its common stock through open market purchases, in privately negotiated transactions, or by other means in accordance with federal securities laws, including Rule 10b-18 of the Exchange Act. The amount and timing of purchases will be determined by the Company’s management depending upon market conditions and other factors and may be made pursuant to a Rule 10b5-1 trading plan. The 2024 Share Repurchase Program may be suspended or discontinued at any time. As of October 31, 2025, additional purchases of up to $8.8 million could be made under the 2024 Share Repurchase Program. All repurchases are subject to compliance with the Term Loan Facility which imposes a per fiscal year limitation on share repurchases.

The following table summarizes the Company’s share repurchases for the 13 and 39 weeks ended October 31, 2025 and November 1, 2024:

	13 Weeks Ended		39 Weeks Ended
(Shares and $ in thousands except average per share cost)	October 31, 2025	November 1, 2024	October 31, 2025	November 1, 2024
Number of shares repurchased	—	252	490	591
Total cost	$-	$4,008	$4,502	$8,752
Average per share cost (1)	$-	$15.88	$9.20	$14.80

(1)
Average price paid per share excludes broker commissions and excise taxes.

The Company retired all shares that were repurchased through the 2024 Share Repurchase Program during the 39 weeks ended October 31, 2025 and November 1, 2024. In accordance with FASB ASC 505—Equity, the par value of the shares retired was charged against Common stock and the remaining purchase price, including any broker commissions and excise taxes paid, was either (i)

allocated between Additional paid-in capital and Retained earnings, or (ii) charged directly against Additional paid-in capital. To the extent the shares are repurchased at a price less than that of initial issuance, or to the extent the Company does not have sufficient reserves in Retained earnings at the time of repurchase, the excess of the purchase price over par value is accounted for entirely as a deduction from Additional paid-in capital.

NOTE 8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	October 31, 2025	November 1, 2024	January 31, 2025
Deferred gift card revenue	$31,613	$33,456	$34,746
Accrued employee compensation and benefits	21,632	27,410	26,105
Reserve for sales returns and allowances	16,479	19,338	15,156
Deferred revenue	14,148	10,342	6,584
Accrued property, sales and other taxes	8,295	9,983	6,338
Accrued interest	2,418	123	2,662
Other	5,645	9,242	7,145
Total Accrued expenses and other current liabilities	$100,230	$109,894	$98,736

NOTE 9. FAIR VALUE MEASUREMENTS OF FINANCIAL ASSETS AND LIABILITIES

Cash and cash equivalents and restricted cash is reflected on the Condensed Consolidated Balance Sheets at fair value based on Level 1 inputs. Cash and cash equivalents and restricted cash amounts are valued based upon statements received from financial institutions. The fair value of restricted cash was $0.7 million, $1.9 million and $2.6 million as of October 31, 2025, November 1, 2024 and January 31, 2025, respectively.

Carrying amounts and fair values of long-term debt, including current portion, in the Condensed Consolidated Balance Sheets are as follows:

	October 31, 2025		November 1, 2024		January 31, 2025
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$237,250	$238,360	$250,250	$254,695	$247,000	$251,690

The Company’s valuation of long-term debt, including current portion, at fair value is considered a Level 3 instrument under the fair value hierarchy. The Company’s valuation techniques include the Black-Derman-Toy (“BDT”) model as well as market inputs from management. The BDT modeling approach is particularly relevant given the Term Loan Facility’s features, including the optional redemption provision. There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis as of October 31, 2025, November 1, 2024 and January 31, 2025.

NOTE 10. INCOME TAXES

Provision for Income Taxes

At the end of each quarter, the Company estimates its effective income tax rate pursuant to ASC 740. The rate for the period consists of the tax rate expected to be applied for the full year to ordinary income adjusted for any discrete items recorded in the period.

The Company recorded tax expense at an overall effective tax rate of 30.2% for the 13 weeks ended October 31, 2025 and a tax benefit of 55.4% for the 13 weeks ended November 1, 2024. The Company recorded a tax benefit at an overall rate of 28.8% and 28.7% for the 39 weeks ended October 31, 2025 and November 1, 2024. The overall effective tax rate for the 13 and 39 weeks ended October 31, 2025, varies from the U.S. statutory rate of 21% as a result of state taxes and non-deductible expenses. The overall effective tax rate for the 13 and 39 weeks ended November 1, 2024, varies from the U.S. statutory rate of 21% as a result of state taxes, non-deductible expenses, the impacts of certain state audit closures, and stock-based compensation adjustments.

On July 4, 2025 the One Big Beautiful Bill Act (H.R. 1) (“the OBBBA”) was signed into law. The OBBBA contains various changes to corporate taxation with varying effective dates, including (i) the reinstatement of 100% bonus depreciation, (ii) modifications to business interest deduction limitations, and (iii) taxation of foreign entities. The legislation did not have a material impact on the Company’s financial statements for the 13 and 39 weeks ended October 31, 2025.

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

The internal reporting of these operating segments is based, in part, on the reporting and review process used by the Company’s chief operating decision maker (“CODM”), its Chief Executive Officer. The CODM assesses segment performance based on variable profit, which is defined as net revenue minus cost of sales and variable selling expenses. The Company’s CODM monitors actual segment variable profit results relative to operating plan and forecast to assess the performance of the business and allocate resources. The CODM does not utilize segment asset information to evaluate performance and make resource allocation decisions, and thus such disclosures are not provided. Variable profit is a non-GAAP financial measure, which management believes provides useful information to investors and to the CODM in order to assess segment performance. A reconciliation of variable profit to consolidated income (loss) before income taxes is set forth below.

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

The Company has determined its significant segment expense categories based on amounts regularly provided to the Company’s CODM to evaluate segment profitability and drive strategic decision making. The following presents U.S. Digital segment sales and expenses:

	13 Weeks Ended		13 Weeks Ended
	October 31, 2025		November 1, 2024
(in thousands)	Segment	Total	Segment	Total
Net revenue	$277,453	$277,453	$273,501	$273,501
All other net revenue (1)		40,034		45,127
Total consolidated net revenue		$317,487		$318,628
Product cost of goods sold	104,463		103,911
Shipping cost of goods sold	32,404		33,806
Marketing costs	45,297		45,193
Variable personnel costs	14,937		18,536
Other segment expenses (2)	8,969		8,638
Segment variable profit	$71,383		$63,417

(1)
All other net revenue is from Europe eCommerce, Licensing and Retail that does not meet the quantitative thresholds
(2)
Other segment expenses include credit card fees, customer service, webhosting, supplies and other miscellaneous expenses

	39 Weeks Ended		39 Weeks Ended
	October 31, 2025		November 1, 2024
(in thousands)	Segment	Total	Segment	Total
Net revenue	$760,459	$760,459	$772,589	$772,589
All other net revenue (1)		112,315		148,683
Total consolidated net revenue		$872,774		$921,272
Product cost of goods sold	288,547		289,374
Shipping cost of goods sold	94,555		101,848
Marketing costs	128,513		126,178
Variable personnel costs	45,138		51,646
Other segment expenses (2)	22,738		22,441
Segment variable profit	$180,968		$181,102

(1)
All other net revenue is from Europe eCommerce, Licensing and Retail that does not meet the quantitative thresholds
(2)
Other segment expenses include credit card fees, customer service, webhosting, supplies and other miscellaneous expenses

The reconciliation between segment variable profit to consolidated income (loss) before income taxes is as follows:

	13 Weeks Ended	13 Weeks Ended
(in thousands)	October 31, 2025	November 1, 2024
Segment variable profit	$71,383	$63,417
All other variable profit (1)	9,401	11,196
Depreciation expense	(7,416)	(8,153)
Unallocated corporate expenses (2)	(56,601)	(57,173)
Interest expense	(9,417)	(10,266)
Other income (loss), net	47	(352)
Income (loss) before income taxes	$7,397	$(1,331)

(1)
All other variable profit is from Europe eCommerce, Licensing and Retail that does not meet the quantitative thresholds
(2)
Unallocated corporate expenses include fixed personnel costs, incentive compensation, office occupancy, information technology and professional fees

	39 Weeks Ended	39 Weeks Ended
(in thousands)	October 31, 2025	November 1, 2024
Segment variable profit	$180,968	$181,102
All other variable profit (1)	23,552	30,708
Depreciation expense	(23,363)	(25,850)
Unallocated corporate expenses (2)	(162,777)	(171,954)
Interest expense	(27,944)	(31,049)
Other income (loss), net	61	(180)
Loss before income taxes	$(9,503)	$(17,223)

(1)
All other variable profit is from Europe eCommerce, Licensing and Retail that does not meet the quantitative thresholds
(1)
Unallocated corporate expenses include fixed personnel costs, incentive compensation, office occupancy, information technology and professional fees

Net revenue is presented by distribution channel in the following tables:

	13 Weeks Ended	% of Net	13 Weeks Ended	% of Net
(in thousands)	October 31, 2025	Revenue	November 1, 2024	Revenue
Net revenue:
U.S. eCommerce	$179,755	56.6%	$186,071	58.4%
Outfitters	78,787	24.8%	73,372	23.0%
Third Party	18,911	6.0%	14,058	4.4%
Total U.S. Digital Segment Revenue	277,453		273,501
Europe eCommerce	19,830	6.2%	25,012	7.9%
Licensing and Retail	20,204	6.4%	20,115	6.3%
Total Net revenue	$317,487		$318,628

	39 Weeks Ended	% of Net	39 Weeks Ended	% of Net
(in thousands)	October 31, 2025	Revenue	November 1, 2024	Revenue
Net revenue:
U.S. eCommerce	$517,771	59.3%	$544,939	59.2%
Outfitters	188,133	21.6%	179,208	19.5%
Third Party	54,555	6.3%	48,442	5.3%
Total U.S. Digital Segment Revenue	760,459		772,589
Europe eCommerce	57,320	6.5%	72,930	7.8%
Licensing and Retail	54,995	6.3%	75,753	8.2%
Total Net revenue	$872,774		$921,272

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

The Company’s revenue is disaggregated by distribution channel and geographic location. Revenue by distribution channel is presented in Note 12, Segment Reporting. Revenue by geographic location was:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 31, 2025	November 1, 2024	October 31, 2025	November 1, 2024
Net revenue:
United States	$294,450	$289,223	$807,139	$837,771
Europe	20,445	25,617	58,933	74,255
Other	2,592	3,788	6,702	9,246
Total Net revenue	$317,487	$318,628	$872,774	$921,272

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

In exchange for providing these rights, the license agreements require the licensees to pay the Company a trademark royalty based on net sales as defined in the license agreements. The Company recognizes sales-based royalty revenue (i) when a contractually guaranteed minimum is not expected to be met, the minimum is recognized as revenue on a straight-line basis over the contractual period, or (ii) when the contractually guaranteed minimum is expected to be met, revenue is recognized when the related sales of the licensed product occurs. In certain licensing agreements, the Company agreed to provide marketing activities. The Company receives reimbursement for such services at cost. The amount of these reimbursements are recorded as a reduction of Selling and administrative expenses in the Condensed Consolidated Statements of Operations. The amount of these reimbursements was $4.0 million and $7.9 million for the 13 and 39 weeks ended October 31, 2025, respectively, and $3.5 million and $6.8 million for the 13 and 39 weeks ended November 1, 2024, respectively.

Contract Liabilities

Contract liabilities consist of payments received in advance of the transfer of control to the customer. As products are delivered and control transfers, the Company recognizes the deferred revenue in Net revenue in the Condensed Consolidated Statements of Operations. The following table summarizes the deferred revenue associated with payments received in advance of the transfer of control to the customer, reported in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets, and amounts recognized through Net revenue for each period presented. The majority of deferred revenue as of October 31, 2025 is expected to be recognized in Net revenue in the fiscal quarter ending January 30, 2026, as products are delivered to customers.

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 31, 2025	November 1, 2024	October 31, 2025	November 1, 2024
Deferred revenue beginning of period	$8,822	$9,302	$6,584	$4,314
Deferred revenue recognized in period	(8,608)	(9,088)	(6,370)	(4,100)
Revenue deferred in period	13,934	10,128	13,934	10,128
Deferred revenue end of period	$14,148	$10,342	$14,148	$10,342

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

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 31, 2025	November 1, 2024	October 31, 2025	November 1, 2024
Balance as of beginning of period	$33,236	$34,179	$34,746	$35,604
Gift cards issued	14,671	15,493	44,976	45,111
Gift cards redeemed	(13,254)	(15,323)	(39,348)	(43,535)
Gift card breakage	(3,040)	(893)	(8,761)	(3,724)
Balance as of end of period	$31,613	$33,456	$31,613	$33,456

Refund Liabilities

Refund liabilities, primarily associated with product sales returns and retrospective volume rebates, represent variable consideration and are estimated and recorded as a reduction to Net revenue based on historical experience. Refund liabilities, primarily associated with estimated product returns, were $16.5 million, $19.3 million and $15.2 million as of October 31, 2025, November 1, 2024 and January 31, 2025, respectively, and reported in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

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
•
Fiscal 2023 – The 53 weeks ended February 2, 2024
•
GAAP – Accounting principles generally accepted in the United States
•
GMV – Gross merchandise value equals total order value of all Lands’ End branded merchandise sold to customers through business-to-consumer and business-to-business channels, as well as the estimated retail value of the merchandise sold through third party distribution channels
•
Third Quarter 2025 – The 13 weeks ended October 31, 2025
•
Third Quarter 2024 – The 13 weeks ended November 1, 2024
•
SOFR – Secured Overnight Funding Rate
•
Term Loan Adjusted SOFR – SOFR plus adjustments of either (a) 0.11448% for a one-month interest period, (b) 0.26161% for a three-month interest period, or (c) 0.42826% for a six-month interest period
•
Term Loan Facility – Term loan credit agreement, dated as of December 29, 2023, among the Company, Blue Torch Capital, as Administrative Agent and Collateral Agent, and the lenders party thereto
•
Year-to-Date 2025 – The 39 weeks ended October 31, 2025
•
Year-to-Date 2024 – The 39 weeks ended November 1, 2024

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

Macroeconomic Challenges

Macroeconomic issues which impact consumer discretionary spending, such as realized inflation-based price increases and high interest rates, have continued to have an impact on our business. Apparel purchases historically have been influenced by domestic and global economic conditions, which may negatively impact customer demand and may require higher levels of promotion in order to attract and retain customers. Additionally, the variable interest rates associated with our Debt Facilities are negatively affected by higher interest rate environments. Macroeconomic challenges may lead to increased cost of raw materials, packaging materials, labor, energy, fuel, debt and other inputs necessary for the production and distribution of our products. Ongoing uncertainty surrounding global trade policy, including ongoing and potential tariff increases on goods manufactured in key sourcing regions, have elevated and could further elevate product costs. We are monitoring these developments and are actively pursuing mitigation strategies, but escalating trade tensions may pressure margins and disrupt supply chain efficiency.

Restructuring and Other Costs

We incurred restructuring and other charges related to cost optimization of business operations and exploring strategic alternatives. During Year-to-Date 2025, we reduced approximately 6% of our corporate office positions and incurred restructuring charges, primarily severance and benefit and other related costs. The reductions in the corporate office positions were made to better align with the evolving needs of the business and to invest in key growth areas. Additionally, we incurred ongoing costs related to exploring strategic alternatives to maximize shareholder value and have included those costs as part of restructuring and other.

We incurred $1.5 million and $1.8 million of restructuring and other costs during the Third Quarter 2025 and Third Quarter 2024, respectively. Restructuring and other costs of $7.2 million and $4.5 million were incurred Year-to-Date 2025 and Year-to-Date 2024, respectively.

As of October 31, 2025, approximately $0.2 million of restructuring and other costs incurred had yet to be paid and are included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

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

Results of Operations

The following tables set forth, for the periods indicated, selected income statement data, both in dollars and as a percentage of Net revenue:

	13 Weeks Ended
(in thousands)	October 31, 2025		November 1, 2024
Net revenue	$317,487	100.0%	$318,628	100.0%
Cost of sales (exclusive of depreciation and amortization)	153,013	48.2%	157,483	49.4%
Gross profit	164,474	51.8%	161,145	50.6%
Selling and administrative	138,605	43.7%	140,876	44.2%
Depreciation and amortization	7,416	2.3%	8,153	2.6%
Other operating expense, net	1,686	0.5%	2,829	0.9%
Operating income	16,767	5.3%	9,287	2.9%
Interest expense	9,417	3.0%	10,266	3.2%
Other (income) expense, net	(47)	(0.0)%	352	0.1%
Income (loss) before income taxes	7,397	2.3%	(1,331)	(0.4)%
Income tax expense (benefit)	2,233	0.7%	(738)	(0.2)%
NET INCOME (LOSS)	$5,164	1.6%	$(593)	(0.2)%

	39 Weeks Ended
(in thousands)	October 31, 2025		November 1, 2024
Net revenue	$872,774	100.0%	$921,272	100.0%
Cost of sales (exclusive of depreciation and amortization)	432,156	49.5%	469,262	50.9%
Gross profit	440,618	50.5%	452,010	49.1%
Selling and administrative	391,423	44.8%	403,787	43.8%
Depreciation and amortization	23,363	2.7%	25,850	2.8%
Other operating expense, net	7,452	0.9%	8,367	0.9%
Operating income	18,380	2.1%	14,006	1.5%
Interest expense	27,944	3.2%	31,049	3.4%
Other (income) expense, net	(61)	(0.0)%	180	0.0%
Loss before income taxes	(9,503)	(1.1)%	(17,223)	(1.9)%
Income tax benefit	(2,738)	(0.3)%	(4,937)	(0.5)%
NET LOSS	$(6,765)	(0.8)%	$(12,286)	(1.3)%

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

•
Other significant non-recurring or non-operational items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of results and are described below:
•
Corporate restructuring and other – composed of severance and benefit costs as well as costs related to the strategic alternative exploration for the 13 and 39 weeks ended October 31, 2025 and primarily severance and benefit costs for the 13 and 39 weeks ended November 1, 2024.
•
Long-lived asset impairment – charges associated with the non-cash write down of certain long-lived assets for the 13 and 39 weeks ended October 31, 2025 and November 1, 2024.

•
Exit costs - charges associated to exit kids and footwear lines of business including inventory excess and obsolescence reserves, inventory discounts and operational charges recorded in the 39 weeks ended October 31, 2025 and November 1, 2024 in conjunction with our licensing arrangements commencing in Fiscal 2024.

The following tables set forth, for the periods indicated, a reconciliation of Net income (loss) to Adjusted net income (loss) and Adjusted diluted earnings (loss) per share:

Unaudited	13 Weeks Ended
(in thousands, except per share amounts)	October 31, 2025	November 1, 2024
Net income (loss)	$5,164	$(593)
Corporate restructuring and other	1,453	1,802
Long-lived asset impairment	256	1,012
Tax effects on adjustments (1)	(350)	(436)
ADJUSTED NET INCOME	$6,523	$1,785
ADJUSTED DILUTED EARNINGS PER SHARE	$0.21	$0.06

Diluted weighted average common shares outstanding	30,946	31,654

(1)
The tax impact of adjustments is calculated at the applicable U.S. and non-U.S. Federal and State statutory rates.

Unaudited	39 Weeks Ended
(in thousands, except per share amounts)	October 31, 2025	November 1, 2024
Net loss	$(6,765)	$(12,286)
Corporate restructuring and other	7,219	4,482
Exit costs	257	687
Long-lived asset impairment	256	3,817
Tax effects on adjustments (1)	(1,715)	(1,820)
ADJUSTED NET LOSS	$(748)	$(5,120)
ADJUSTED DILUTED LOSS PER SHARE	$(0.02)	$(0.16)

Diluted weighted average common shares outstanding	30,684	31,317

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

•
Other significant items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of results and are described below:
•
Corporate restructuring and other – composed of severance and benefit costs as well as costs related to the strategic alternative exploration for the 13 and 39 weeks ended October 31, 2025 and primarily severance and benefit costs for the 13 and 39 weeks ended November 1, 2024.
•
Long-lived asset impairment – charges associated with the non-cash write down of certain long-lived assets for the 13 and 39 weeks ended October 31, 2025 and November 1, 2024.

•
Net gain or loss on disposal of property and equipment – disposal of property and equipment for the 13 and 39 weeks ended October 31, 2025 and November 1, 2024.
•
Exit costs - charges associated to exit kids and footwear lines of business including inventory excess and obsolescence reserves, inventory discounts and operational charges recorded in the 39 weeks ended October 31, 2025 and November 1, 2024 in conjunction with our licensing arrangements commencing in Fiscal 2024.

The following tables set forth, for the periods indicated, selected income statement data, both in dollars and as a percentage of Net revenue and a reconciliation of Net income (loss) to Adjusted EBITDA:

Unaudited	13 Weeks Ended
(in thousands)	October 31, 2025		November 1, 2024
Net income (loss)	$5,164	1.6%	$(593)	(0.2)%
Income tax expense (benefit)	2,233	0.7%	(738)	(0.2)%
Interest expense	9,417	3.0%	10,266	3.2%
Other (income) expense, net	(47)	(0.0)%	352	0.1%
Operating income	16,767	5.3%	9,287	2.9%
Depreciation and amortization	7,416	2.3%	8,153	2.6%
Corporate restructuring and other	1,453	0.5%	1,802	0.6%
Long-lived asset impairment	256	0.1%	1,012	0.3%
(Gain) loss on disposal of property and equipment	(20)	(0.0)%	15	0.0%
Adjusted EBITDA	$25,872	8.1%	$20,269	6.4%

Unaudited	39 Weeks Ended
(in thousands)	October 31, 2025		November 1, 2024
Net loss	$(6,765)	(0.8)%	$(12,286)	(1.3)%
Income tax benefit	(2,738)	(0.3)%	(4,937)	(0.5)%
Interest expense	27,944	3.2%	31,049	3.4%
Other (income) expense, net	(61)	(0.0)%	180	0.0%
Operating income	18,380	2.1%	14,006	1.5%
Depreciation and amortization	23,363	2.7%	25,850	2.8%
Corporate restructuring and other	7,219	0.8%	4,482	0.5%
Exit costs	257	0.0%	687	0.1%
Long-lived asset impairment	256	0.0%	3,817	0.4%
(Gain) loss on disposal of property and equipment	(20)	(0.0)%	67	0.0%
Adjusted EBITDA	$49,455	5.7%	$48,909	5.3%

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

Discussion and Analysis

Third Quarter 2025 compared with Third Quarter 2024

Gross Merchandise Value

Gross Merchandise Value (“GMV”) increased low-single digits when compared to Third Quarter 2024.

Net Revenue

Net revenue was $317.5 million for the Third Quarter of 2025, a decrease of $1.1 million or 0.3%, from $318.6 million during the Third Quarter of 2024.

U.S. Digital Segment Net revenue was $277.5 million for the Third Quarter of 2025, an increase of $4.0 million or 1.5% from $273.5 million in the Third Quarter of 2024.

U.S. eCommerce Net revenue was $179.8 million for the Third Quarter of 2025, a decrease of $6.3 million or 3.4%, from $186.1 million during the Third Quarter of 2024. The Third Quarter of 2025 decrease was the result of improvements in promotional productivity and enhanced inventory efficiency, which resulted in gross margin expansion and improved profitability compared to the Third Quarter of 2024.

Outfitters Net revenue was $78.8 million for the Third Quarter of 2025, an increase of $5.4 million or 7.4%, from $73.4 million during the Third Quarter of 2024. The school uniform channel significantly increased due to a strong back to school season and new customers acquired from a competitor exiting the market. Revenue from the business uniform channel was down year-over-year driven by the timing of orders from select enterprise accounts.

Third Party Net revenue was $18.9 million for the Third Quarter of 2025, an increase of $4.8 million or 34.0%, from $14.1 million during the Third Quarter of 2024. The increase was primarily due to strength across nearly all of our marketplace partners with significant year-over-year increases in both Amazon and Macy’s.

Europe eCommerce Net revenue was $19.8 million for the Third Quarter of 2025, a decrease of $5.2 million or 20.8%, from $25.0 million during the Third Quarter of 2024. The decrease was primarily due to increased promotional activity and continued macroeconomic pressures impacting consumers.

Licensing and Retail Net revenue was $20.2 million for the Third Quarter of 2025, an increase of $0.1 million or 0.5%, from $20.1 million during the Third Quarter of 2024. The revenue increased due to licensing revenue increasing by over 30% and the performance of U.S. Company Operated stores partially offset by the timing of wholesale transactions compared to last year.

Gross Profit

Gross profit was $164.5 million for the Third Quarter of 2025, an increase of $3.4 million or 2.1% from $161.1 million during the Third Quarter of 2024. Gross margin increased approximately 120 basis points to 51.8% in the Third Quarter of 2025, compared with 50.6% in the Third Quarter of 2024. The gross margin improvement was primarily driven by continued strength across key categories at a higher average unit retail and the expansion of the licensing business, partially offset by tariffs.

Selling and Administrative Expenses

Selling and administrative expenses decreased $2.3 million to $138.6 million or 43.7% of Net revenue in the Third Quarter of 2025 compared with $140.9 million or 44.2% of Net revenue in the Third Quarter of 2024. The approximately 50 basis point improvement was primarily driven by operational efficiencies and strong cost controls across the entire business.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.8 million to $7.4 million in the Third Quarter of 2025 compared with $8.2 million in the Third Quarter of 2024. The decrease in depreciation and amortization is primarily driven by lower software depreciation as a result of major software projects becoming fully depreciated.

Other Operating Expense

Other operating expense, net was $1.7 million in the Third Quarter of 2025 compared to $2.8 million in the Third Quarter of 2024. The decrease was primarily driven by restructuring and other costs incurred. See Note 1, Background and Basis of Presentation.

Operating Income

As a result of the above factors, Operating income was $16.8 million in the Third Quarter of 2025 compared to $9.3 million in the Third Quarter of 2024.

Interest Expense

Interest expense was $9.4 million in the Third Quarter of 2025 compared to $10.3 million in the Third Quarter of 2024. The $0.9 million decrease was primarily driven by lower ABL Facility interest related to lower average outstanding balances and lower applicable interest rates under the Term Loan Facility.

Other Expense (Income)

Other income was insignificant in the Third Quarter of 2025 compared to other expense of $0.4 million in the Third Quarter of 2024.

Income Tax (Benefit) Expense

We recorded income tax expense at an overall effective rate of 30.2% for the Third Quarter 2025 and a tax benefit of 55.4% for the Third Quarter of 2024, respectively. The overall effective tax rate for the 13 weeks ended October 31, 2025 varies from the U.S. federal statutory rate of 21% as a result of state taxes, and non-deductible expenses. The overall effective tax rate for the 13 weeks ended November 1, 2024 varies from the U.S. federal statutory rate of 21% as a result of state taxes, non-deductible expenses, the impacts of certain state audit closures, and stock-based compensation adjustments.

Net Income (Loss)

As a result of the above factors, Net income was $5.2 million and diluted earnings per share was $0.17 in the Third Quarter of 2025 compared with Net loss of $0.6 million and diluted loss per share was $0.02 in the Third Quarter of 2024.

Adjusted Net Income (Loss)

Adjusted net income was $6.5 million and Adjusted diluted earnings per share was $0.21 in the Third Quarter of 2025 compared to Adjusted net income of $1.8 million and Adjusted diluted earnings per share of $0.06 in the Third Quarter of 2024.

Adjusted EBITDA

Adjusted EBITDA was $25.9 million in Third Quarter 2025, an increase of 28%, compared to $20.3 million in Third Quarter 2024.

U.S. Digital Segment Results of Operations

Variable Profit

U.S. Digital Segment variable profit was $71.4 million in the Third Quarter of 2025, an increase of $8.0 million compared to $63.4 million in the Third Quarter of 2024. U.S. Digital Segment variable profit was 25.7% of Net revenue in the Third Quarter of 2025, which is an increase of 250 basis points compared to 23.2% of Net revenue in the Third Quarter of 2024. The increase in variable profit as a percentage of Net revenue was driven by product solutions and newness across the assortment, improvements in supply chain costs and cost controls across the entire business.

Product cost of goods sold was $104.5 million or 37.7% of U.S. Digital Segment revenue in the Third Quarter of 2025 compared to $103.9 million or 38.0% of U.S. Digital Segment revenue in the Third Quarter of 2024. Shipping cost of goods sold was $32.4 million or 11.7% of U.S. Digital Segment revenue in the Third Quarter of 2025 compared to $33.8 million or 12.4% of U.S. Digital Segment revenue in the Third Quarter of 2024. The change in Product and Shipping cost of goods sold as a percentage of U.S. Digital Segment revenue was primarily due to product assortment mix and improvements in supply chain costs. Marketing expenses were $45.3 million or 16.3% of U.S. Digital Segment revenue in the Third Quarter of 2025 compared to $45.2 million or 16.5% of U.S. Digital Segment revenue in the Third Quarter of 2024. The increase in Marketing expenses was primarily due to higher digital spend focused on new customer acquisition.

Year-to-Date 2025 compared with Year-to-Date 2024

Gross Merchandise Value

Gross Merchandise Value (“GMV”) was approximately flat compared to Year-to-Date 2024. Excluding the $12.7 million impact of transitioning kids and footwear inventory to licensees during First Quarter 2024, GMV increased by low-single digits.

Net Revenue

Net revenue was $872.8 million for Year-to-Date 2025, a decrease of $48.5 million or 5.3%, from $921.3 million during Year-to-Date 2024. Excluding the impact of transitioning kids and footwear inventory to licensees, Net revenue decreased by 3.8%.

U.S. Digital Segment Net revenue was $760.6 million for Year-to-Date 2025, a decrease of $11.9 million or 1.5% from $772.5 million in Year-to-Date 2024.

U.S. eCommerce Net revenue was $517.8 million for Year-to-Date 2025, a decrease of $27.1 million or 5.0%, from $544.9 million during Year-to-Date 2024. Year-to-Date 2025 reflected continued strength in our outerwear and transitional key items which resulted in gross margin expansion and improved profitability compared to Year-to-Date 2024.

Outfitters Net revenue was $188.1 million for Year-to-Date 2025, an increase of $8.9 million or 5.0%, from $179.2 million during Year-to-Date 2024. The school uniform channel increased primarily due to a strong back to school season and new customers acquired from a competitor exiting the market. The business uniform channel was approximately flat primarily due to strength in enterprise accounts offset by slight weakness in medium and smaller accounts.

Third Party Net revenue was $54.6 million for Year-to-Date 2025, an increase of $6.2 million or 12.8%, from $48.4 million during Year-to-Date 2024. The increase was primarily due to curated product assortments which resulted in a strong Third Quarter 2025 across nearly all of the marketplaces.

Europe eCommerce Net revenue was $57.3 million for Year-to-Date 2025, a decrease of $15.6 million or 21.4%, from $72.9 million during Year-to-Date 2024. The decrease was primarily due to new leadership using the first half to relaunch as a more premium brand and continued macroeconomic pressures.

Licensing and Retail Net revenue was $55.0 million for Year-to-Date 2025, a decrease of $20.8 million or 27.4%, from $75.8 million during Year-to-Date 2024. The decrease was primarily driven by the impact of transitioning kids and footwear inventory to licensees in the First Quarter of 2024 and the performance of U.S. Company Operated stores partially offset by licensing revenue increasing by over 30%. Compared to Year-to-Date 2024, Licensing GMV increased by over 40%.

Gross Profit

Gross profit was $440.6 million for Year-to-Date 2025, a decrease of $11.4 million or 2.5% from $452.0 million during Year-to-Date 2024. Gross margin increased approximately 140 basis points to 50.5% in Year-to-Date 2025, compared with 49.1% in Year-to-Date 2024. The gross margin improvement was primarily driven by continued strength across key categories and expansion of the licensing business, partially offset by tariffs.

Selling and Administrative Expenses

Selling and administrative expenses decreased $12.4 million to $391.4 million or 44.8% of Net revenue in Year-to-Date 2025 compared with $403.8 million or 43.8% of Net revenue in Year-to-Date 2024. The approximately 100 basis points increase was primarily driven by deleverage from lower revenues partially offset by operational efficiencies and strong cost controls across the entire business.

Depreciation and Amortization

Depreciation and amortization expense decreased $2.5 million to $23.4 million in Year-to-Date 2025 compared with $25.9 million in Year-to-Date 2024. The decrease in depreciation and amortization is primarily driven by lower software depreciation as a result of major software projects becoming fully depreciated.

Other Operating Expense

Other operating expense, net was $7.5 million in Year-to-Date 2025 compared to $8.4 million in Year-to-Date 2024. The decrease was primarily driven by restructuring and other costs incurred. See Note 1, Background and Basis of Presentation.

Operating Income

As a result of the above factors, Operating income was $18.4 million in Year-to-Date 2025 compared to $14.0 million in Year-to-Date 2024.

Interest Expense

Interest expense was $27.9 million in Year-to-Date 2025 compared to $31.0 million in Year-to-Date 2024. The $3.1 million decrease was primarily driven by lower ABL Facility interest related to lower average outstanding balances and lower applicable interest rates under the Term Loan Facility.

Other (Income) Expense

Other income was insignificant in Year-to-Date 2025 compared to Other expense of $0.2 million in Year-to-Date 2024.

Income Tax Expense (Benefit)

We recorded an income tax benefit at an overall effective rate of 28.8% and 28.7% for the Year-to-Date 2025 and Year-to-Date 2024, respectively. The overall effective tax rate for the 39 weeks ended October 31, 2025 varies from the U.S. federal statutory rate of 21% as a result of state taxes, and non-deductible expenses. The overall effective tax rate for the 39 weeks ended November 1, 2024 varies from the U.S. federal statutory rate of 21% as a result of state taxes, non-deductible expenses, the impact of certain state audit closures, and stock-based compensation adjustments.

Net Income (Loss)

As a result of the above factors, Net loss was $6.8 million and diluted loss per share was $0.22 in Year-to-Date 2025 compared with Net loss of $12.3 million and diluted loss per share was $0.39 in Year-to-Date 2024.

Adjusted Net Income (Loss)

Adjusted net loss was $0.7 million and Adjusted diluted loss per share was $0.02 in Year-to-Date 2025 compared to Adjusted net loss of $5.1 million and Adjusted diluted loss per share of $0.16 in Year-to-Date 2024.

Adjusted EBITDA

As a result of the above factors, Adjusted EBITDA was $49.5 million in Year-to-Date 2025 and $48.9 million in Year-to-Date 2024, respectively.

U.S. Digital Segment Results of Operations

Variable Profit

U.S. Digital Segment variable profit was $181.0 million in Year-to-Date 2025, a decrease of $0.1 million compared to $181.1 million in Year-to-Date 2024. U.S. Digital Segment variable profit was 23.8% of Net revenue in Year-to-Date 2025, which is an increase of 40 basis points compared to 23.4% of Net revenue in Year-to-Date 2024. The increase in variable profit as a percentage of Net revenue was driven by product solutions and newness across the assortment, improvements in supply chain costs and cost controls across the entire business partially offset by deleverage from lower revenues and channel mix.

Product cost of goods sold was $288.5 million or 37.9% of U.S. Digital Segment revenue in Year-to-Date 2025 compared to $289.4 million or 37.5% of U.S. Digital Segment revenue in Year-to-Date 2024. Shipping cost of goods sold was $94.6 million or 12.4% of U.S. Digital Segment revenue in Year-to-Date 2025 compared to $101.8 million or 13.2% of U.S. Digital Segment revenue in Year-to-Date 2024. The decrease in Product and Shipping cost of goods sold as a percentage of U.S. Digital Segment revenue was primarily due to improvements in supply chain costs partially offset by product assortment mix. Marketing expenses were $128.5 million or 16.9% of U.S. Digital Segment revenue in Year-to-Date 2025 compared to $126.2 million or 16.3% of U.S. Digital Segment revenue in Year-to-Date 2024. The increase in Marketing expenses was primarily due to higher digital spend focused on new customer acquisition.

Liquidity and Capital Resources

Liquidity

Our primary need for liquidity is to fund working capital requirements of our business, which are inventory purchases, payments on debt, capital expenditures and for general corporate purposes. Our cash and cash equivalents and the ABL Facility serve as sources of liquidity for short-term working capital needs and general corporate purposes. The ABL Facility had a balance outstanding of $75.0 million on October 31, 2025, other than letters of credit. Cash generated from our net revenue and profitability, and to a lesser extent our changes in working capital, are driven by the seasonality of our business, with a significant amount of net revenue and operating cash flows generally occurring in the fourth fiscal quarter of each year. We expect that our cash on hand and cash flows from operations, along with revolving on the ABL Facility, will be adequate to meet our capital requirements and operational needs for at least the next 12 months.

ABL Facility

Our $225.0 million committed revolving ABL Facility, as amended to date, includes a $35.0 million sublimit for letters of credit and is available for working capital and other general corporate liquidity needs. The amount available to borrow is the lesser of (1) the Aggregate Commitments of $225.0 million or (2) the Borrowing Base or Loan Cap which is calculated from Eligible Inventory, Trade Receivables and Credit Card Receivables, all foregoing capitalized terms not defined herein are as defined in the ABL Facility. The balance outstanding on October 31, 2025 and November 1, 2024 was $75.0 million and $60.0 million, respectively. The balance of outstanding letters of credit was $10.9 million and $11.1 million on October 31, 2025 and November 1, 2024, respectively. The borrowing availability under the ABL Facility was $115.1 million and $90.3 million as of October 31, 2025 and November 1, 2024, respectively.

Effective with the Fifth Amendment to the ABL Facility, dated March 28, 2025 (the “Fifth Amendment”), a 0.10% adjustment to the SOFR benchmark interest rate was eliminated and the benchmark rates under the ABL Credit Agreement are, at our election, either: (1) Term SOFR (which is a forward looking term rate based on the secured overnight financing rate), or (2) a Base Rate (which is the greatest of (a) 0% per annum, (b) the federal funds rate plus 0.50%, (c) the one-month Term SOFR rate plus 1.00%, or (d) the Wells Fargo “prime rate”). The borrowing margin for SOFR Rate loans is (i) where the average daily total outstanding for the previous quarter is less than $95.0 million, 1.50%, and (ii) where the average daily total outstanding for the previous quarter is equal to or greater than $95.0 million, 1.75%. For Base Rate loans, the borrowing margin is (i) where the average daily total outstanding for the previous quarter is less than $95.0 million, 0.75%, and (ii) where the average daily total outstanding for the previous quarter is equal to or greater than $95.0 million, 1.00% (“Applicable Borrowing Margin”). The Applicable Borrowing Margin for all loans is based upon the average daily total loans outstanding for the previous quarter. The Fifth Amendment had no material interest rate impact.

The ABL Facility fees include (i) commitment fees of 0.20% or 0.30% based upon the average daily unused commitment (aggregate commitment less loans and letter of credit outstanding) under the ABL Facility for the preceding fiscal quarter, (ii) customary letter of credit fees and (iii) customary annual agent fees. The Fifth Amendment extended the maturity date of the ABL Facility to the earlier of (a) March 28, 2030 and (b) September 29, 2028 if, on or prior to such date, the Term Loan Facility has not been refinanced, extended or repaid in full in accordance with the terms thereof and not replaced with other indebtedness. Under applicable accounting guidance, certain unamortized debt issuance costs originating from the ABL Facility are deferred and amortized over the extended term of the ABL Facility, and certain unamortized debt issuance costs have been written off. As of October 31, 2025, we had $75.0 million borrowings outstanding under the ABL Facility.

Long-Term Debt

The Term Loan Facility will mature on December 29, 2028, and amortizes at a rate equal to 1.25% per quarter. Depending upon our Total Leverage Ratio, as defined in the Term Loan Facility, mandatory prepayments in an amount equal to a percentage of our excess cash flows in each fiscal year, ranging from 0% to 75% are required. The Term Loan Facility also has typical prepayment requirements for the proceeds of certain asset sales, casualty events and extraordinary receipts. Voluntary prepayment and certain mandatory prepayments made (i) between December 30, 2024 and December 29, 2025 would result in a prepayment premium equal to 2% of the principal amount of the loan prepaid, (ii) between December 30, 2025 and December 29, 2026, would result in a prepayment premium equal to 1% of the principal amount of the loan prepaid, (iii) between December 30, 2026 and December 29, 2027, would result in a prepayment premium equal to 0.5% of the principal amount of the loan prepaid and (iv) thereafter no prepayment premium is due.

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

As of October 31, 2025, we were in compliance with the financial covenants in the Debt Facilities.

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

Cash Flows and Capital Expenditures

Cash Flows from Operating Activities

Net cash used in operating activities was $15.2 million during Year-to-Date 2025 compared to $12.2 million during Year-to-Date 2024. The increase in net cash used in operating activities was primarily due to tariffs, partially offset by operating income.

Cash Flows from Investing Activities

Net cash used in investing activities was $23.9 million and $22.1 million during Year-to-Date 2025 and Year-to-Date 2024, respectively. Cash used in investing activities for both periods was primarily used to update our digital information technology infrastructure.

For Fiscal 2025, we plan to invest approximately $28.0 million in capital expenditures for strategic investments and infrastructure, primarily in technology and general corporate needs.

Cash Flows from Financing Activities

Net cash provided by financing activities was $58.4 million during Year-to-Date 2025, compared to $39.4 million during Year-to-Date 2024. The increase in net cash provided by financing activities is primarily due to an increase in borrowings under our ABL Facility in the Third Quarter 2025 as compared to the prior year.

Contractual Obligations and Off-Balance-Sheet Arrangements

There have been no material changes to our contractual obligations and off-balance-sheet arrangements as discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.

Financial Instruments with Off-Balance-Sheet Risk

The ABL Facility is available for working capital and other general corporate liquidity needs. The balance outstanding on October 31, 2025 and November 1, 2024 was $75.0 million and $60.0 million, respectively. The balance of outstanding letters of credit was $10.9 million and $11.1 million on October 31, 2025 and November 1, 2024, respectively.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document contains forward-looking statements. Forward-looking statements reflect our current views with respect to, among other things, future events and performance. These statements may discuss, among other things, our GMV, variable profit, net sales, gross margin, operating expenses, operating income, net income, adjusted net income, adjusted EBITDA, cash flow, financial condition, financings, impairments, expenditures, growth, strategies, plans, achievements, dividends, capital structure, organizational structure, future store openings, market opportunities, strategic alternatives and general market and industry conditions. We generally identify forward-looking statements by words such as “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” “predict,” “believe,” “seek,” “continue,” “outlook,” “may,” “might,” “will,” “should,” “can have,” “likely,” “targeting” or the negative version of these words or comparable words. Forward-looking statements are based on beliefs and assumptions made by management using currently available information. These statements are only predictions and are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties. If one or more of these risks or uncertainties materialize, or if management’s underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include those risks, uncertainties and factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2025 and “Part II, Item 1A Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended May 2, 2025. Forward-looking statements speak only as of the date on which they are made. We expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable securities laws and regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

The Company’s international subsidiaries operate with functional currencies other than the U.S. dollar. Since the Company’s Condensed Consolidated Financial Statements are presented in U.S. dollars, the Company must translate all components of these financial statements from the functional currencies into U.S. dollars at exchange rates in effect during or at the end of the reporting period. Net revenue generated from the Europe eCommerce distribution channel represented approximately 7% of our total Net revenue during the Year-to-Date 2025. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of net revenue, expenses, assets and liabilities. Assuming a 10% change in foreign currency exchange rates, our Net revenue for Year-to-Date 2025 would have increased or decreased by approximately $5.7 million. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our international subsidiaries into U.S. dollars. Foreign currency translation income, net, for Year-to-Date 2025 totaled approximately $0.6 million related to our international subsidiaries in United Kingdom and Germany. Additionally, the Company has foreign currency denominated intercompany receivables and payables that when settled result in a transaction gain or loss. A 10% change in foreign currency exchanges rates would not result in a significant transaction gain or loss in earnings. The Company does not utilize financial instruments for trading purposes or hedging and has not used any derivative financial instruments to limit foreign currency exchange rate exposures. The Company does not consider our foreign earnings to be permanently reinvested.

As of October 31, 2025, the Company had $6.2 million of cash and cash equivalents denominated in foreign currency, principally in euro, British pound sterling and Hong Kong dollar.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation for the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of October 31, 2025, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by Rules 13a-15 under the Exchange Act during the most recently completed fiscal quarter ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As disclosed in the Company’s Annual Report on Form 10-K for the year ended January 31, 2025, filed with the SEC on March 27, 2025, Lands’ End is the defendant in three separate lawsuits, each of which allege adverse health events and personal property damage as a result of wearing uniforms manufactured by Lands’ End: (1) Gilbert et al. v. Lands’ End, Inc., United States District Court for the Western District of Wisconsin, Civil Action No. 3:19-cv-00823-JDP, complaint filed October 3, 2019; (2) Andrews et al. v. Lands’ End, Inc., United States District Court for the Western District of Wisconsin, Civil Action No. 3:19-cv-01066-JDP, complaint filed on December 31, 2019, on behalf of 521 named plaintiffs, later amended to include 1,089 named plaintiffs; and (3) Davis et al. v. Lands’ End, Inc. and Lands’ End Business Outfitters, Inc., United States District Court for the Western District of Wisconsin, Case No. 3:20-cv-00195, complaint filed on March 4, 2020. Plaintiffs in Gilbert, Andrews, and Davis seek nationwide class certification on behalf of similarly situated Delta employees.

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

On August 18, 2021, the Court ruled on several pending motions in the Consolidated Wisconsin Action. The Court denied Plaintiffs’ motion for class certification with respect to performance of the uniforms and warranty claims. The Court denied Plaintiffs’ motion for partial summary judgment regarding crocking claims and granted Lands’ End’s motion for partial summary judgment related to certain warranty claims. In addition, giving effect to both the addition and voluntary dismissal of individual plaintiffs over the course of the litigation, the number of individual plaintiffs had been reduced from 1,089 to 603 as of August 18, 2021. On September 1, 2021, Plaintiffs filed a Rule 23(f) petition, seeking interlocutory review of the Court’s decision denying class certification. On September 22, 2021, the U.S. Court of Appeals for the Seventh Circuit (the “Court of Appeals”) denied plaintiffs’ petition.

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

After giving effect to the July 8 Opinion, the remaining claims under the Consolidated Wisconsin Action related to claims for property damage and breach of warranty. Following these rulings and a December 1, 2022 order of the court, 277 named Plaintiffs remained in the case who claim they have suffered personal property damage as a result of dye transferring to personal items, with aggregate claims of approximately $110,000 in damages. On July 19, 2023 the parties reported to the Court that they had reached a settlement in principle of the personal property damage matter, and subsequently entered into a Confidential Settlement, fully resolving the outstanding property damage claims, which were the only remaining claims in the action.

Following the entry of the Final Order by the Court on October 12, 2023, Plaintiffs filed an appeal to the Court of Appeals. On November 13, 2023, the Court of Appeals issued an Order suspending the briefing schedule pending a remand to the District Court for the limited purpose of issuing a revised final judgement order. On February 15, 2024, the Court of Appeals remanded the case to the District Court for entry of a final judgement. On February 20, 2024, the District Court entered final judgement in favor of Lands’ End.

On October 23, 2025, the Court of Appeals affirmed the decision of the District Court to grant Lands’ End Summary Judgment on all claims and the District Court’s decision not to certify the class. On November 20, 2025, Plaintiffs filed a Petition for Rehearing, citing alleged errors in the Court of Appeals ruling. Lands’ End continues its vigorous defense of this case and believes the claims are without merit.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended January 31, 2025, filed with the SEC on March 27, 2025, and as disclosed on the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2025, filed with the SEC on June 5, 2025.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended October 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Date: December 9, 2025