Form 10-K
period 2026-01-30
LANDS' END, INC.
filed 2026-03-26
CIK 799288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 30, 2026

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

The aggregate market value (based on the closing price of the registrant’s common stock quoted on the Nasdaq Stock Market) of the registrant’s common stock owned by non-affiliates, as of August 1, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $150.1 million.

As of March 23, 2026, the registrant had 30,751,337 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2026 Annual Meeting of Stockholders (the “Proxy Statement”), to be held on May 7, 2026, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

INDEX TO ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

As used in this Annual Report on Form 10-K, references to the “Company”, “Lands’ End”, “we”, “us”, “our” and similar terms refer to Lands’ End, Inc. and its subsidiaries. Our fiscal year ends on the Friday preceding the Saturday closest to January 31. Other terms commonly used in this Annual Report on Form 10-K are defined as follows:

•
ABL Facility – Asset-based senior secured credit agreements, providing for a revolving facility, dated as of November 16, 2017, with Wells Fargo, N.A. and certain other lenders, as amended to date
•
Adjusted EBITDA – Net income/(loss) appearing on the Consolidated Statements of Operations net of Income tax expense/(benefit), Interest expense, Depreciation and amortization and other significant items
•
ASC – Financial Accounting Standards Board Accounting Standards Codification, which serves as the source for authoritative GAAP, as supplemented by rules and interpretive releases by the SEC which are also sources of authoritative GAAP for SEC registrants
•
Adjusted net income (loss) – Net income (loss) appearing on the Consolidated Statements of Operations excluding significant non-recurring or non-operational items. Adjusted net income (loss) is also presented on a diluted per share basis
•
B2B – Business-to-business
•
B2C – Business-to-consumer
•
Company Operated stores – Lands’ End retail stores in the Retail distribution channel
•
Debt Facilities – Collectively, the Term Loan Facility and ABL Facility
•
First Quarter 2026 – The 13 weeks ending May 1, 2026
•
Fiscal 2026 – The 52 weeks ending January 29, 2027
•
Fiscal 2025 – The 52 weeks ended January 30, 2026
•
Fiscal 2024 – The 52 weeks ended January 31, 2025
•
Fiscal 2023 – The 53 weeks ended February 2, 2024
•
GAAP – Accounting principles generally accepted in the United States
•
GMV – Gross merchandise value equals total order value of all Lands’ End branded merchandise sold to customers through business-to-consumer and business-to-business channels, as well as the retail value of the merchandise sold through third party distribution channels
•
Pending WHP Transaction – The transaction contemplated by the Membership Interest Purchase Agreement, by and among the Company, Lands’ End Direct Merchants, Inc., a wholly owned subsidiary of Lands’ End, WH Borrower, LLC, WH Topco, L.P. (d/b/a WHP Global), and LEWHP LLC, and actions related thereto, including the contribution of the Lands’ End intellectual property to a newly formed joint venture entity, sale of a 50% ownership interest in that joint venture entity to WHP Global, entry into a license agreement granting rights to the Company to use such intellectual property, and certain rights with respect to the Company’s interest in the joint venture entity
•
SEC – United States Securities and Exchange Commission
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
•
Licensing earns royalties on the use of Lands’ End trademark and fees for fulfillment services provided by the Company.
•
Retail sells products through Company Operated stores, located in the U.S.

In Fiscal 2025, Gross Merchandise Value (“GMV”) increased low-single digits and we generated Net revenue of approximately $1.34 billion. Net revenue was generated worldwide with operations based in the United States, United Kingdom, and Germany. This network reinforces and supports sales across the distribution channels in which we do business.

Net revenue is presented by distribution channel in the following tables:

(in thousands)	Fiscal 2025	% of Net Revenue	Fiscal 2024	% of Net Revenue	Fiscal 2023	% of Net Revenue
U.S. eCommerce	$829,812	62.1%	$842,751	61.8%	$930,314	63.2%
Outfitters	241,800	18.1%	228,161	16.7%	269,943	18.3%
Third Party	91,157	6.8%	83,530	6.1%	92,921	6.3%
Total U.S. Digital Segment revenue	1,162,769		1,154,442		1,293,178
Europe eCommerce	90,188	6.8%	103,079	7.6%	112,855	7.7%
Licensing and Retail	82,189	6.2%	105,414	7.8%	66,475	4.5%
Total Net revenue	$1,335,146		$1,362,935		$1,472,508

In Fiscal 2025, we fulfilled orders to customers in approximately 130 countries outside the United States, totaling approximately 8% of Net revenue.

Net revenue by the geographical location where the product is shipped is as follows:

(in thousands)	Fiscal 2025	% of Net Revenue	Fiscal 2024	% of Net Revenue	Fiscal 2023	% of Net Revenue
United States	$1,233,048	92.4%	$1,245,240	91.4%	$1,342,366	91.2%
Europe	92,459	6.9%	105,000	7.7%	114,778	7.8%
Other	9,639	0.7%	12,695	0.9%	15,364	1.0%
Total Net revenue	$1,335,146		$1,362,935		$1,472,508

Long-lived assets by geographical location, which includes Property and equipment, net, are as follows:

(in thousands)	Fiscal 2025	Fiscal 2024
United States	$108,508	$109,609
Europe	7,073	5,923
Asia	120	86
Total long-lived assets	$115,701	$115,618

Strategy

We continue to leverage our iconic American brand, which was founded on the principles of delivering great quality, uncompromising service and exceptional value to our customers. We strive to be the innovative, solutions brand for life’s every journey. We operate both in the B2C channels, with our customer-centric, digitally enabled retail business in the U.S. and internationally; and in the B2B market, with our industry leading uniform solutions for schools and businesses. Additionally, over the past several years, we have executed on a licensing strategy, designed to grow the reach of our brand beyond the categories and channels that are our historical and core competencies.

On January 26, 2026, we announced an agreement to form a new joint venture (“JV”) with WHP Global that will be owned 50/50 by Lands’ End and WHP Global. The JV will hold the intellectual property and related assets associated with the “Lands’ End” brand, including all of the license agreements entered into in connection with Lands’ End’s licensing business, and upon closing, expected in the first quarter of 2026, WHP Global will lead the JV and pursue a licensing strategy and brand expansion. WHP Global’s licensing platform is expected to accelerate category expansion, improve partner selection and enhance long-term royalty generation for our brand.

Lands’ End will retain full operational control of our existing B2C and B2B businesses, including product and assortment decisions, and operate our business pursuant to the terms of a license agreement with the JV, which will require us to pay guaranteed minimum royalties to the JV. We will also continue to provide fulfillment services for certain licensees. The proceeds from the Pending WHP Transaction will enable the full repayment of our term loan.

With enhanced financial flexibility and a strengthened capital structure, we believe Lands’ End will be well positioned to actively pursue strategic growth opportunities, invest in innovation, and capitalize on initiatives designed to drive long-term value creation and brand expansion. For a further discussion of the Pending WHP Transaction, see ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Pending WHP Transaction.

In 2026, we will continue to focus on expanding our reach and customer base, driving operating efficiencies, and increasing margins. As a result of retiring our term loan, we expect to have greater capacity to deploy capital strategically and focus on and accelerate key priorities as we strive to enhance shareholder value.

Customer First. At Lands’ End, we are customer obsessed and strive to bring our customers what they want, when they want it and where they want it, regardless of the product category or means they use to shop our brand. We are focused on further penetrating our existing customer base and seek to build their loyalty through cross-category shopping, as well as introducing new customers to Lands’ End. Additionally, we are focused on creating more personal and compelling journeys geared toward our targeted key customer cohorts to drive higher quality sales with more productive inventories. We strive to operate with lower inventory levels and speed-to-market, to provide flexibility to refresh our assortment with new styles and fabrics on an ongoing basis.

Solutions Orientation. We plan to continue our solutions-focused merchandising strategy which drove higher quality sales resulting in enhanced gross margins in Fiscal 2025 across key items, categories and franchises including swimwear, outerwear, bottoms, and school and business uniforms.

Innovation. Lands’ End has long been an innovator, epitomized as being an early adopter of eCommerce for apparel retail, through our embrace of data analytics to better organize our business and service our customers. We strive to be innovative throughout our business to drive stronger results. We are focused on advancing our technologies, leveraging artificial intelligence (“AI”), challenging ourselves to think and operate differently, embracing change, testing and learning, and applying our learning to best serve evolving customer needs. We intend to strategically incorporate AI technologies to optimize business processes, enhance decision-making, reduce costs and boost productivity. We maintain a leading digital presence in both our B2C and B2B digital markets. With over 95% of our business being done online, we seek to leverage data and analytics to drive personalization and higher quality sales with improved gross margins and increased gross profit. Digital operations is a core competency and our conversion rate is consistently greater than apparel industry norms.

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

Seasonality

We experience seasonal fluctuations in our net revenue and operating results and historically have realized a significant portion of our yearly net revenue and earnings during our fourth fiscal quarter. We generated approximately 34.0% of our yearly net revenue in the fourth quarters of Fiscal 2025, Fiscal 2024 and Fiscal 2023. Lower than expected fourth quarter net revenue could have an adverse impact on our annual operating results. See also Item 1A, Risk Factors, in this Annual Report on Form 10-K.

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

On January 26, 2026, we announced an agreement to form a new JV with WHP Global that will be owned 50/50 by Lands’ End and WHP Global. Upon closing of the Pending WHP Transaction, which is expected in the first quarter of 2026, the JV will hold the intellectual property and related assets associated with the Lands’ End brand.

Product Design and Merchandising

We seek to develop new, innovative products that provide solutions for our customers’ needs by utilizing modern fabrics and quality construction to create timeless, affordable styles with excellent fit. We also seek to present our products in an engaging and inspiring way. We devote significant time and resources to quality assurance, fit testing and product compliance while continuing our commitment to sustainability.

Our product teams seek to determine optimal inventory levels that align with merchandising and marketing plans and initiatives. The product team also supports efforts to optimize product margin through active management of in-season promotions and post-season clearance activities. In addition, the product teams partner with our global sourcing team through long range planning efforts designed to better manage global supply chain costs, including tariffs.

Consistent with our merchandising strategy, we make inventory investments intended to support the growth of key products. In addition, we strive to improve assortment efficiency to increase seasonal sell through. We continue to leverage technology solutions to assist us in these strategic initiatives.

Sourcing and Vendors

Our products are produced globally by independent manufacturers who are selected, monitored and coordinated by our sourcing team and external sourcing experts. In Fiscal 2025, the top five countries where our vendors are located accounted for approximately 71% of our merchandise purchases in dollars. Our products are manufactured in approximately 20 countries and the majority are imported from Asia.

In Fiscal 2025, our top 10 vendors accounted for approximately 63% of our merchandise purchases in dollars and we worked with approximately 40 vendors that manufactured substantially all of our products. We generally do not enter into long-term merchandise supply contracts. We continue to take advantage of opportunities to more efficiently source our products worldwide, consistent with our high standards of quality and value. Significant areas of non-product spend include logistics, information systems, marketing, packaging and catalog paper and print. We use third-party shipping companies to transport the product to our facilities. We face risks associated with relying on imported products, including manufacturing disruptions, port congestion, transportation delays, and heightened security measures, which have impacted—and could continue to impact—timely deliveries to our points of distribution.

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

Customer Service

We are committed to building on Lands’ End’s legacy of strong customer service. We have a proven track record of enhancing the customer experience through innovation and AI. Our focus is on leveraging extensive customer data to make shopping as convenient and personalized as possible. Customer service agents are available through phone, chat, email, text, and social media, and we also provide a robust digital self-service platform. These efforts reflect our belief that exceptional customer service is one of our core strengths and a key differentiator from competitors.

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

Information Technology

Lands’ End employs a variety of third-party and internally-developed systems and AI to enhance our customer experience and support efficient, cost-effective operations and to drive new growth initiatives. In support of our business strategies, we have been implementing and continue to implement new solutions to our systems, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality, automating processes and acquiring new systems with new functionality. We are in the process of implementing a new Enterprise Resource Planning (“ERP”) system across the company. See also Item 1A, Risk Factors, in this Annual Report on Form 10-K.

Human Capital Management

Philosophy and Approach

Since our founding in 1963, Lands’ End has recognized that people are our greatest asset. The individuals we employ, the customers we serve, and their families, are at the heart of our company. We are committed to creating an inspiring culture that is welcoming for all who work and shop with us. Our founder, Gary Comer set the foundation with this quote: “The really important thing that makes Lands’ End what it has become is people. You, me, everyone around us. It is what we do as people that makes this a great place to come to work.”

We employ approximately 3,900 employees: approximately 3,600 employees in the United States and approximately 300 employees outside the United States. The U.S. workforce consists of approximately 47% part-time employees, 35% full-time hourly employees and 18% full-time salaried employees. With the seasonal nature of school uniforms and the fourth quarter holiday shopping season, approximately 1,500 additional, flexible, part-time employees are hired in the U.S. to support our embroidery and distribution operations.

Recruitment and Retention

Lands’ End leverages a multifaceted recruitment approach to source and hire top talent aligned with our corporate priorities. We maintain a strong digital presence to represent our brand and proactively target talent, in addition to a meaningful employee referral bonus program. Annually, we conduct performance reviews for all employees and talent reviews, for director level and above positions. These reviews focus on evaluating and aligning high-potential talent with development actions that prepare employees for internal promotions and career growth opportunities, including succession planning for key leadership roles.

Our efforts to retain talent and maintain strong employee engagement have been very effective, as evidenced by approximately 38% of our full-time U.S. employee base having a tenure of 10 years or more.

Turnover within our workforce is closely monitored to alert management of potential issues aside from our normal and desired turnover. We maintain a strong focus on employee retention by providing meaningful work aligned with business goals, strong and supportive leadership, and opportunities for growth and development.

Employee Engagement

We are committed to creating an inclusive and engaging workplace where employees can thrive personally and professionally. To support this, we continually evaluate and enhance our benefits to meet the evolving needs of our employees and remain competitive within our industry.

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

Training and Development

Lands’ End partners with employees to unlock their potential through targeted development opportunities offered throughout the employee lifecycle, including internships, mentorship programs, workshops, self-paced learning, and leadership coaching. We have implemented weekly micro learning workshops focused on leadership and employee effectiveness topics, including the comfort of using AI in the workplace. Senior management regularly reviews organizational talent to identify high-potential employees and address developmental needs.

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

Information about our Executive Officers

The following table sets forth information regarding our executive officers, including their positions.

Name	Position	Age
Andrew J. McLean	Chief Executive Officer	57
Bernard McCracken	Chief Financial Officer	64
Peter L. Gray	President, Lands’ End Licensing, Chief Administrative Officer and General Counsel	58
Martin Christopher	Executive Vice President, Chief Technology Officer	60
Kym Maas	President, Lands’ End Consumer and Chief Creative Officer	54

Andrew J. McLean has served as the Chief Executive Officer of Lands’ End since January 28, 2023. He joined Lands’ End as Chief Executive Officer-Designate and member of the Board of Directors in November 2022. Prior to joining the Company, he served at American Eagle Outfitters, Inc., the parent of the American Eagle and Aerie brands, from October 2016 to September 2022, in the roles of President, International from August 2022 to September 2022, Executive Vice President, Chief Commercial Officer from April 2017 to August 2022, and Executive Vice President, International from October 2016 to April 2017. Mr. McLean served Urban Outfitters, Inc. as Chief Operating Officer and Head of International from 2014 to October 2016, and as Chief Operating Officer from 2008 to 2014. Mr. McLean held various positions at Liz Claiborne, Inc., including President, Outlet Division, from 2003 to 2008, as well as, various positions at Gap, Inc. from 2000 to 2003. Mr. McLean began his career as a strategy consultant with AT Kearney. Outside of his professional commitments, Mr. McLean serves on the board of trustees at Cambridge in America. Mr. McLean received his Bachelor’s degree in Engineering from the University of Manchester, a Master’s degree in Engineering Management from the University of Cambridge and an MBA from Harvard Business School. Mr. McLean brings extensive operational and strategic expertise and over 20 years of retail experience leading organizational growth for several Fortune 500 and start-up companies. Mr. McLean has a proven track record in the areas of global brand delivery and international strategy, marketing and customer experience.

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

Kym Maas was promoted to President, Lands’ End Consumer and Chief Creative Officer in November 2025 after serving as Chief Creative Officer since October 2024. She joined Lands’ End as Senior Vice President of Product and Merchandising in January 2023. Ms. Maas is an industry veteran with leadership experience at multiple companies. Ms. Maas served as Vice President of Women’s Merchandising at American Eagle Outfitters, Inc. from 2019 through 2021, Vice President of Women's Merchandising at Abercrombie & Fitch from 2017 through 2019, and held various merchandising roles at LOFT Ann Taylor Inc. and Anthropologie.

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

Geopolitical conflict in the Middle East and related disruptions to global oil markets could materially increase our transportation, sourcing and operating costs.

Ongoing military conflict in the Middle East, including disruptions affecting the Strait of Hormuz, a key global shipping corridor, has contributed to sharp increases in global oil prices and elevated shipping and logistics costs. These conditions have also increased volatility in energy markets and fuel prices and may continue to do so for an extended period.

As a result, we could experience higher inbound freight costs, longer transit times, increased surcharges from carriers, and higher operating expenses related to energy and transportation. Additionally, shortages or delays in raw materials or finished goods from affected regions could disrupt our supply chain, limit inventory availability, or require the use of alternative and potentially more expensive sourcing strategies. Any of these impacts could adversely affect our margins, inventory levels, and financial performance.

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

Our business is adversely affected by unseasonal weather conditions and may be affected by significant weather events due to climate change. Sales of our spring and summer products, which traditionally consist of lighter clothing and swimwear, are adversely affected by cool or wet weather. Similarly, sales of our fall and winter products, which are traditionally weighted toward outerwear, are adversely affected by mild, dry or warm weather. In addition, severe weather events typically result in reduced traffic at Company Operated store locations which could lead to reduced sales of our merchandise. Severe weather events may impact our vendors’ ability to manufacture and ship product, our ability to deliver orders to customers in a timely manner, supply our Company Operated stores and adequately staff our distribution centers and Company Operated stores, which could have an adverse effect on our business and results of operations.

RISKS RELATED TO MICROECONOMIC CONDITIONS

Our business is seasonal in nature and any decrease in our sales or margins, especially during the fourth quarter of our fiscal year, could have an adverse effect on our business and results of operations.

Our business is seasonal, with the highest levels of sales typically occurring during the fourth quarter of our fiscal year. Our fourth quarter results in the future may fluctuate based upon factors such as the timing of holiday season dates, inventory positions, global supply chain challenges, promotions, level of markdowns, competitive factors, weather and general economic conditions. Any decrease in sales or margins, for example, as a result of increased promotional activity, increased costs, economic conditions, poor weather or other factors, could have an adverse effect on our business and results of operations. In addition, seasonal fluctuations also affect our inventory levels since we usually order merchandise in advance of peak selling periods. To manage customer demand, we need to maintain an appropriate, but large amount of inventory, especially increasing it before the fourth quarter peak selling periods. If we are not successful in selling inventory during these periods, we may have to sell the inventory after the peak selling period at significantly reduced prices, which could adversely affect our business and results of operations. Furthermore, with the seasonal nature of our business, over 1,500 flexible part-time employees join us each year to support our back-to-school and holiday shopping seasons. An inability to attract qualified flexible part-time personnel could interrupt our sales during such peak seasons.

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

We may need additional financing in the future for our general corporate purposes or growth strategies and such financing may not be available on favorable terms, or at all.

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

As of January 30, 2026, our intangible asset consists of our trade name, which is subject to testing for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Any event that impacts our reputation could result in impairment charges for our trade name. Long-lived assets, primarily property and equipment, are also subject to testing for impairment if events or changes in circumstances indicate that the asset might be impaired. A significant amount of judgment is involved in our impairment assessment. If actual results fall short of our estimates and assumptions used in estimating revenue growth, future cash flows and asset fair values, we could incur further impairment charges for intangible assets or long-lived assets, which could have an adverse effect on our results of operations.

RISKS RELATED TO BRAND AND BRAND EXECUTION

Subsequent to the closing of the Pending WHP Transaction, the failure to maintain our license agreement relating to the Lands’ End brand could have material impact on our business.

Upon the closing of the Pending WHP Transaction, we will enter into a license agreement (as amended from time to time, the “License Agreement”) with the JV, which will provide us with a license to continue to operate our existing business in the territories where we primarily operate, subject to the terms of the License Agreement. Under the License Agreement we will be obligated to pay to the JV minimum royalties of $50,000,000 per year (calculated pro rata based on an amount of $50,000,000 for a twelve (12) month period for the first contract year) through the end of the contract year 11, will increase one percent per year for contract years 12-21, and will be $55,231,106 for each contract year thereafter. The license rights are limited to a specific territory, as well as exclusive within specified trade channels with respect to certain core products and non-exclusive with respect to other categories of licensed products. The initial term of the License Agreement is 10 years following the conclusion of the first contract year, and the

License Agreement automatically renews for up to 12 successive renewal terms of 7 years each, unless we provide notice of non-renewal at least 24 months prior to the end of the initial or applicable renewal term.

Currently, it is anticipated that our revenues will be generated solely from sales of products pursuant to the license granted under the License Agreement. We are required under the License Agreement to make royalty payments based on our sales. These payments will be no less than the minimum payments required. If we do not satisfy our financial obligations under the License Agreement, the JV has the right to terminate the license. The failure to maintain the License Agreement could have a material adverse effect on our results of operations.

If customer preference for our merchandise and services change or we cannot compete effectively in the apparel industry, our business and results of operations may be adversely affected.

Our products and services must satisfy the desires of customers, whose preferences change over time. Sales of Lands’ End merchandise account for substantially all our total revenues and the Lands’ End brand is a critical differentiating factor for our business. Our inability to develop products that resonate with our existing customers and attract new customers, our inability to maintain our strict quality standards or to develop, produce and deliver innovative products in a timely manner, or any unfavorable publicity with respect to the foregoing or otherwise could negatively impact the image of the Lands’ End brand with our customers and could result in diminished appeal of the brand. As customer preferences change, our failure to anticipate, identify and react in a timely manner to emerging trends and appropriately provide attractive high-quality products that maintain or enhance the appeal of the brand through our websites, catalogs, licensed products and Company Operated stores could have an adverse effect on our sales, operating margins and results of operations.

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

We regard our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success. As such, we rely on trademark and copyright law, trade secret protection and confidentiality agreements with our associates, consultants, vendors and others to protect our proprietary rights. Nevertheless, the steps we take to protect our proprietary rights may be inadequate and we may have trouble in effectively limiting unauthorized use of our trademarks and other intellectual property worldwide. Unauthorized use of our trademarks, copyrights, trade secrets or other proprietary rights may cause significant damage to our brands and our ability to effectively represent ourselves to agents, suppliers, vendors, licensees and/or customers. After the closing of the Pending WHP Transaction, this intellectual property will be held by the JV and the JV will be responsible for maintaining it.

Additionally, efforts to pursue licensing and wholesale relationships with third parties increases risk of brand damage. If third parties do not adhere to certain brand standards or if there is failure to maintain the image of the brand due to actions by other licensees, merchandise and service quality issues, adverse publicity, governmental investigations or litigation, or other reasons, the Lands’ End brand and reputation could be damaged, and our business may be adversely affected.

Third parties may sue us for alleged infringement of their proprietary rights. The party claiming infringement might have greater resources than we do to pursue its claims, and we, or the JV after the closing of the Pending WHP Transaction, could be forced to incur substantial costs and devote significant management resources to defend against such litigation. If the party claiming infringement were to prevail, we, or the JV after the closing of the Pending WHP Transaction, could be forced to discontinue the use of the related trademark or design, pay significant damages, or enter into expensive royalty or other arrangements with the prevailing party, assuming these royalty or other arrangements are economically feasible, which they may not be.

We rely on vendors to provide us with services in connection with certain aspects of our business, and any failure by these vendors to perform their obligations could have an adverse effect on our business and results of operations.

We have entered into agreements with vendors for logistics services, information technology systems (including website hosting), customer service, credit card processing, onshore and offshore software development and support, catalog production, distribution and packaging, customer returns and employee benefits. Services provided by any of our vendors could be interrupted as a result of many factors, such as acts of nature or contract disputes. Any failure by a vendor to provide us with contracted-for services on a timely basis or within service level expectations and performance standards could result in a disruption of our business and have an adverse effect on our business and results of operations.

Our Company Operated stores may not be successful, and as a result our business and results of operations could be adversely affected.

Our Company Operated stores are dependent on our ability to operate all locations effectively and attract customers with a compelling assortment and price mix. Our Company Operated store operations include managing the store and recruiting and hiring store management and associates. In addition, we are required to implement retail-specific marketing plans, and enhance inventory management skills specific to retail, such as those related to allocation and replenishment of product. If customers are not receptive to our store locations and concept, customer traffic, projected store sales and profitability may suffer.

RISKS RELATED TO SUPPLY CHAIN AND GLOBAL OPERATIONS

If we fail to timely and effectively obtain shipments of products from our vendors and deliver merchandise to our customers, our business and operating results could be adversely affected.

We do not own or operate any significant manufacturing facilities and therefore depend upon independent merchandise suppliers and vendors for the manufacture of our merchandise. We cannot control all of the various factors that might affect timely and effective procurement of supplies of product from our vendors, including labor issues, severe weather events and other disruptions. From time to time, some of our factories that produce our product have experienced temporary suspension of operations due to labor issues, severe weather events and other disruptions.

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

Our utilization of imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, transportation and other delays in ocean shipments, unexpected or significant port congestion, lack of freight availability, increased cost to secure freight availability, freight cost increases, tariff increases, risks of damage, destruction or confiscation of products while in transit to a distribution center, organized labor strikes and work stoppages, heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States and the United Kingdom.

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

Transportation and delivery costs may also increase due to volatility in global fuel and energy prices, including those driven by geopolitical conflicts or disruptions in key oil-producing regions. Sudden spikes in fuel prices or carrier surcharges could increase our inbound freight, outbound customer delivery, and catalog distribution costs, which we may be unable to fully offset through pricing or operational efficiencies. Any such increases could adversely affect our margins and operating results.

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

Our own websites, third-party suppliers and third-party marketplaces rely on our ability to track and exchange accurate inventories by style, color and size to support customer orders. If we are not able to accurately track inventory information our results of operations could be negatively impacted.

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

Our merchandising sourcing strategies are designed to increase the efficiency and responsiveness of our supply chain and include both vendor rationalization, vendor productivity, speed-to-market and third-party sourcing assistance. In the event these strategies are unsuccessful, our business could be adversely affected.

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

Our import operations are subject to complex trade and customs laws, regulations and tax requirements, which may include restrictions under applicable sanctions laws and export controls, as well as trade restrictions or tariffs set by governments through mutual agreements or unilateral actions. The U.S. government has in the past made, and may in the future make, significant changes in U.S. trade policy and has taken certain actions that could negatively impact U.S. trade, including imposing tariffs on certain goods imported into the United States. There is also a concern that the imposition of tariffs by the United States could result in the adoption of tariffs by other countries as well, leading to a global trade war. More specifically, the U.S. government has from time to time imposed significant tariffs on certain product categories imported from China, including apparel, footwear, beauty and accessories.

On February 20, 2026, the U.S. Supreme Court invalidated tariffs imposed under the International Emergency Economic Power Act (the “IEEPA Decision”). There remains significant uncertainty regarding the implementation of the IEEPA Decision, including the process that will govern refund claims, the timing of any potential refunds, and the ultimate amounts, if any, that we may recover. In addition, immediately following the IEEPA Decision, the U.S. government initiated new tariffs under alternative authorities, resulting in continued tariff exposure.

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
•
political instability, war, conflicts and hostilities in multiple locations, and acts of terrorism; and
•
changes in tariffs in the United States that may have an impact on the trading status of certain countries and may include retaliatory duties or other trade sanctions.

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

In support of our business strategies, we have been implementing and continue to implement modifications and upgrades to our systems, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality, automating processes and acquiring new systems with new functionality. We plan to continue the process of implementing a new ERP system across the company. While we are investing significantly in developments to our technology and systems, there is a risk that our investments may ultimately not result in the rate of return we expect. The failure of our information technology systems and networks to operate effectively or remain innovative, our inability to keep up with rapid technological change (including the successful utilization of data analytics, artificial intelligence and machine learning), third-party software-induced interruptions to our operations, problems involving foundational technology platforms, and challenges associated with transitioning to upgraded or replacement systems could cause delays in product fulfillment and reduced efficiency of our operations, require significant capital investments, and may have an adverse effect on our reputation, results of operations and financial condition.

Use of artificial intelligence technologies by us and our service providers could subject us to stringent and changing obligations. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm and other adverse business or financial consequences. The use of rapidly evolving technologies such as artificial intelligence technologies, by us and our third-party service providers, while presenting significant benefits, can also present risks and challenges to our business. Using artificial intelligence and other machine learning technologies while the technology is still developing may expose us to liability, reputational harm, and threats of litigation, particularly if such technology produces errors or hallucinations, or results in content that is biased, harmful, discriminatory, or that infringes the intellectual property or data privacy rights of third parties, or otherwise if such technology does not function as intended. Our failure, or perceived failure, to comply fully with developing interpretations of artificial intelligence or machine learning technologies laws and regulations, or meet evolving and varied stakeholder expectations and industry standards, or our inability to develop adequate controls to manage our use of artificial intelligence and machine learning technologies could harm our business, reputation, financial condition, and operating results.

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

We also rely on third‑party cloud hosting providers and software‑as‑a‑service platforms for critical parts of our infrastructure. Interruptions, outages, breaches or service reductions by these providers, whether due to operational failures, cyberattacks or other disruptions, could impair our ability to operate our business. Because these providers are outside our control, any such incident could result in business interruption, data loss, reputational damage, additional costs and litigation exposure.

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

According to an amendment to Schedule 13D filed with the SEC on January 28, 2026, Edward S. Lampert beneficially owned 56.0% of our outstanding shares of common stock. Accordingly, Mr. Lampert could have substantial influence over any action by us that requires approval by our stockholders, including but not limited to the election of directors and any transactions involving a change of control. The interests of Mr. Lampert, who has direct and indirect investments in other companies, including ESL Investments, Inc., may from time to time diverge from the interests of our other stockholders.

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

GENERAL RISKS

Failure to successfully close the transaction contemplated by the Membership Interest Purchase Agreement or failure to realize the benefits of the Pending WHP Transaction could result in adverse effects on our business.

On January 26, 2026 we announced the Pending WHP Transaction, pursuant to which, among other things, we agreed to contribute all of our intellectual property and related assets associated with the “Lands’ End” brand, including all of the license agreements entered into in connection with our licensing business to a wholly owned entity and to sell a 50% interest in that entity to WHP Global for $300 million in cash. The Pending WHP Transaction is expected to close in the first quarter of 2026. The closing and subsequent success of this transaction is dependent upon, among other things, our ability to realize the full extent of the expected benefits of the transaction, including if we exchange our JV interest for an interest in WHP Global, which may occur under certain circumstances. Risks associated with the transaction include the possibility that one or more closing conditions for the transaction may not be satisfied or waived, on a timely basis or otherwise, including that a governmental entity may prohibit, delay, or refuse to grant approval for the consummation of the transactions (or only grant approval subject to adverse conditions or limitations); unexpected costs, charges or expenses resulting from the transaction; risks related to the disruption of management time from ongoing business operations due to the pendency of the transaction uncertainty of the expected financial performance of the JV following completion of the transaction; the possibility that there could be fluctuations in the trading price of our common stock as a result of the announcement, pendency or consummation of the transaction; risks related to our ability to realize the anticipated benefits of the transaction; the ability of the JV to implement its business strategy; risks relating to the occurrence of an exchange event, which is out of our control, to realize value from the our exchange rights, and the possibility that such exchange event may never occur, or if it does occur, the possibility that it occurs on unfavorable terms, including economic terms; the possibility that one or more of the agreements governing the Pending WHP Transaction may contain provisions that are difficult to enforce and the possibility of legal disputes with WHP Global and its affiliates that could delay realization of the full benefits of the transaction; the possibility that any exchange event could be structured in a manner and on terms and conditions that are disadvantageous to us and our stockholders; the possibility that the contribution of our intellectual property into the JV may not achieve the anticipated results, particularly if such intellectual property is not monetized effectively; the risk that WHP Global’s past performance may not be representative of future results; the risk that stockholder litigation in connection with the transaction or other litigation, settlements or investigations may affect the timing or occurrence of the transaction or result in significant costs of defense, indemnification and liability; and the occurrence of any event that could give rise to termination of the Pending WHP Transaction prior to the closing.

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
•
differences between the fair value measurement of assets and liabilities and their actual value, particularly for intangibles, contingent liabilities such as litigation, the absence of a recorded amount, or an amount recorded at the minimum, compared to the actual amount;
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

To date, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – RISKS RELATED TO INFORMATION TECHNOLOGY, CYBERSECURITY AND DATA PRIVACY.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of data protection and cybersecurity risks as part of the Audit Committee’s oversight of our enterprise risk management framework. The Audit Committee regularly reports to the full Board regarding its activities, including those related to cybersecurity.

The Audit Committee receives regular reports from management on our cybersecurity risks, which include updates on trends and threats, our backup and restore systems, internal and external risk assessments, results of PCI and other security audits, and planned updates and upgrades. The Audit Committee also receives regular enterprise risk management updates, which include management of cybersecurity risks.

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

Critical incidents are escalated to a cross functional data security incident management team for review, which then escalates potentially material incidents and threats to the cybersecurity disclosure committee for determinations of materiality and Audit Committee and Board communications. Our Chief Technology Officer has over 20 years of experience with cybersecurity management response, and multiple direct reports who have 10 or more years of experience leading technology infrastructure and security incident response. Our General Counsel has approximately 10 years of experience leading our incident response management team.

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

We also lease office space in New York, New York and in Chicago, Illinois, primarily to support our marketing, merchandising and B2B operations.

International Offices, Customer Service and Distribution Properties

We own a distribution center and customer service center in Oakham, United Kingdom that supports our European business. We lease one building in Mettlach, Germany for offices supporting our European Union business. We also lease office space for our global sourcing office located in Kwun Tong, Hong Kong.

Lands’ End Retail Properties

As of January 30, 2026, our U.S. retail footprint consists of 21 Company Operated stores. The U.S. Company Operated stores are leased and average approximately 7,900 square feet.

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

On October 23, 2025, the Court of Appeals affirmed the decision of the District Court to grant Lands’ End Summary Judgement on all claims and the District Court’s decision not to certify the class. On November 20, 2025, Plaintiffs filed a Petition for Rehearing, citing alleged errors in the Court of Appeals ruling. On January 9, 2026, the 7th Circuit denied Plaintiff’s petition. Plaintiffs have until April 9, 2026, to appeal to the U.S. Supreme Court. Lands’ End continues its vigorous defense of this case and believes the claims are without merit.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Lands’ End’s common stock is traded on the Nasdaq Stock Market under the ticker symbol LE. There were 5,017 stockholders of record as of March 23, 2026.

Stock Performance Graph

The following graph compares the cumulative total return to stockholders on Lands’ End common stock from January 29, 2021 through January 30, 2026 with the return on the Nasdaq Composite Index and S&P 600 Apparel Retail Index for the same period.

The graph assumes an initial investment of $100 on January 29, 2021 in each of our common stock, the Nasdaq Composite Index, and the S&P 600 Apparel Retail Index.

$275
$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
01/29/21
01/28/22
01/27/23
02/02/24
01/31/25
01/30/26
S&P 600 Apparel
NASDAQ Composite
Lands' End, Inc.

	1/29/2021	1/28/2022	1/27/2023	2/2/2024	1/31/2025	1/30/2026
Lands’ End, Inc.	$100	$66	$33	$34	$45	$64
Nasdaq Composite Index	$100	$105	$89	$120	$150	$179
S&P 600 Apparel Retail Index	$100	$130	$123	$176	$218	$273

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

This section discusses our results of operations for the year ended January 30, 2026 as compared to the year ended January 31, 2025. For a discussion and analysis of the year ended January 31, 2025 compared to February 2, 2024, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2025, filed with the SEC on March 27, 2025.

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
•
Retail sells products through Company Operated stores, located in the U.S.

Pending WHP Transaction

On January 26, 2026, we announced the Pending WHP Transaction and entered into a Membership Interest Purchase Agreement (the “MIPA”), by and among the Company, Lands’ End Direct Merchants, Inc., a wholly owned subsidiary of Lands’ End, WH Borrower, LLC, WH Topco, L.P. (d/b/a WHP Global) (“WHP Global”), and LEWHP LLC (“WHP”).

Upon the terms and subject to the conditions set forth in the MIPA, at closing (i) we will contribute all of our intellectual property and related assets associated with the “Lands’ End” brand, including all of the license agreements entered into in connection with Lands’ End’s licensing business to a newly formed Delaware limited liability company and wholly owned subsidiary of Lands’ End (“IPCo”), and (ii) immediately thereafter, we will sell a 50% controlling ownership stake in IPCo, to WHP for an aggregate purchase price of $300 million in cash. The closing of the Pending WHP Transaction (the “Closing”) is subject to certain customary closing conditions. The MIPA contains certain termination rights for both Lands’ End and WHP, including, the right to terminate the MIPA if the Closing has not occurred prior to October 26, 2026.

In connection with the Closing, we will enter into voting agreements with WHP Topco and certain stockholders of Lands’ End (consisting of our controlling stockholder, Edward S. Lampert, and related funds) pursuant to which those stockholders will vote all of their shares of Common Stock in favor of a WHP Global monetization event (described below).

Limited Liability Company Agreement

At the Closing, Lands’ End, IPCo, WHP and WHP Topco will enter into the amended and restated limited liability company agreement of IPCo (the “LLCA”), pursuant to which IPCo will have a single class of membership interests consisting of Class A units (the “IPCo Units”), with Lands’ End owning 50% of the IPCo Units and WHP owning 50% of the IPCo Units. IPCo will be governed by a board of managers consisting of four managers, with two managers appointed by each of WHP and Lands’ End. The managers appointed by WHP will collectively have an extra vote permitting WHP to control decisions of the IPCo board of managers, which may change in the future based on the relative ownership percentages of WHP and Lands’ End in IPCo.

Lands’ End’s IPCo Units may be exchanged for equity of WHP Topco (“WHP Topco Units” as defined in the LLCA) in connection with the following WHP Topco monetization events: (i) in an initial public offering, direct listing or de-SPAC of WHP Topco, where WHP’s enterprise value-to-EBITDA multiple (the “Exchange Reference Multiple”), when calculated based on the WHP listing price, is equal to or greater than 13, then we can elect to exchange Company’s IPCo Units for WHP Topco Units or WHP can force Lands’ End IPCo Units to be exchanged for WHP Topco Units. If the Exchange Reference Multiple is less than 13, then we can elect to exchange our IPCo Units for WHP Topco Units; (ii) in a change of control of WHP Topco, where WHP’s Exchange Reference Multiple (counting only cash, public securities or other specified consideration) implied by the transaction is equal to or greater than the Minimum Multiple (as defined below), then we are required to exchange our IPCo Units for WHP Topco Units; and (iii) in a significant asset sale by WHP Topco of 50% or more of its EBITDA, where the Exchange Reference Multiple implied by such asset sale (counting only cash, public securities and other specified consideration) is greater than or equal to the Minimum Multiple, we are required to exchange our IPCo Units for WHP Topco

Units. In the event of such an exchange, our stake in IPCo would be valued at the EBITDA multiple implied by WHP Topco’s monetization event.

The minimum multiple will initially be set at 13x, and we may reset such multiple one time per calendar year with WHP’s consent, not to be unreasonably withheld, conditioned or delayed (the “Minimum Multiple”). Our right to exchange in a WHP Topco monetization event terminates on the occurrence of any of the aforementioned monetization events, whether or not our interests in IPCo were exchanged.

Pursuant to the LLCA, WHP and Lands’ End generally may not transfer their IPCo Units prior to the third anniversary of Closing (other than to permitted transferees or a third party purchaser of WHP). After the third anniversary of the Closing, each party may transfer its respective IPCo Units but subject to tag along rights and a right of first offer in favor of the other parties. In addition, following the third anniversary of Closing, if either Lands’ End or WHP receives a third party acquisition offer for 100% of IPCo reflecting an IPCo’s enterprise value / LTM EBITDA multiple at or above 10, the party receiving the offer has a right to “drag” the other party into such sale, subject to an ownership threshold and the achievement of certain economic thresholds. The dragged party has the option to be dragged in such sale or, instead, buy out the other party’s stake at the purchase price proposed by the third party.

Pursuant to the LLCA, any excess cash above $5.0 million at IPCo (or $7.5 million, if, as of the end of any fiscal quarter, the revenue of IPCo and its subsidiaries with respect to the last 12 months ending on the most recent date for which financial statements are available is greater than $150.0 million) will be distributed to WHP and Lands’ End on a quarterly basis and based on ownership split.

License Agreement

At the Closing, Lands’ End and IPCo will enter into a License Agreement (the “License Agreement”), pursuant to which IPCo will grant us a license to design, manufacture, sell and promote certain categories of products (including the types of products that we design, manufacture and sell currently) (collectively, “Licensed Products”) in the United States, Canada, the United Kingdom, Germany, Austria and France (the “Territory”), with limitations to certain channels of sale. The license is exclusive within the Territory and specified trade channels with respect to certain core products, and non-exclusive with respect to other categories of Licensed Products. The license is royalty-bearing and subject to a guaranteed minimum royalty (“GMR”), with different royalty rates due, depending on the channel under which Licensed Products are sold. The GMR will be $50,000,000 per year (calculated pro rata based on an amount of $50,000,000 for a twelve (12) month period for the first contract year) through the end of the contract year 11, will increase one percent per year for contract years 12-21, and will be $55,231,106 for each contract year thereafter. In addition, we will be eligible to receive an adjustment to our royalties, which adjustment will be paid by IPCo on a quarterly basis, based on total royalties received by IPCo (including from other licensees) above a specified threshold.

The initial term of the License Agreement is 10 years following the conclusion of the first contract year, and the License Agreement automatically renews for up to 12 successive renewal terms of 7 years each, unless we provide notice of non-renewal at least 24 months prior to the end of the initial or applicable renewal term. The License Agreement is only terminable by IPCo if we breach our obligation to make our required guaranteed minimum payments, or to make undisputed royalty payments, in each case subject to an opportunity to cure such non-payment within a certain period of time.

In addition, pursuant to the MIPA, and subject to the terms and conditions set forth therein, WHP commenced a tender offer (the “Tender Offer”) to purchase up to 2,222,222 shares of our common stock (the “Common Stock”), par value $0.01 per share, at a price of $45.00 per share in cash, without interest and subject to any applicable withholding taxes, representing an aggregate value of up to approximately $100 million, which tender offer is intended to close substantially concurrently with the Membership Interests Purchase. The tender offer will be subject to pro-ration should it be oversubscribed. As a result of the tender offer, WHP is expected to own up to approximately 7% of our outstanding shares of common stock.

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

In addition, conflict‑related disruptions in global energy markets and shipping lanes in early 2026 have contributed to heightened volatility in crude oil and refined‑product prices and interruptions to certain maritime routes, which may result in higher freight and delivery costs, carrier surcharges, longer transit times, and inventory delays.

Restructuring and Other

During Fiscal 2025, we incurred ongoing costs related to exploring strategic alternatives to maximize shareholder value and have included those costs as part of restructuring and other. Additionally, we reduced approximately 6% of our corporate office positions and incurred restructuring charges, primarily severance and benefit and other costs related to cost optimization of business operations. During Fiscal 2024, we reduced approximately 10% of our corporate office positions and incurred restructuring charges, primarily severance and benefit and other related costs. The reductions in the corporate office positions were made to better align with the evolving needs of the business and to invest in key growth areas.

We incurred $13.9 million and $5.6 million of restructuring and other costs in Fiscal 2025 and Fiscal 2024, respectively.

Basis of Presentation

The Consolidated Financial Statements have been prepared in accordance with GAAP and include the accounts of Lands’ End, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.

Seasonality

We experience seasonal fluctuations in our Net revenue and operating results and historically have realized a significant portion of our yearly net revenue and earnings during our fourth fiscal quarter. We generated approximately 34.0% of our yearly net revenue in the fourth quarters of Fiscal 2025 and Fiscal 2024. Thus, lower than expected fourth quarter net revenue may have an adverse impact on our annual operating results.

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

Results of Operations

Fiscal Year. Our fiscal year end is on the Friday preceding the Saturday closest to January 31 each year. The fiscal periods in this report are presented as follows, unless the context otherwise requires:

Fiscal Year	Ended	Weeks
2025	January 30, 2026	52
2024	January 31, 2025	52

The following table sets forth, for the periods indicated, selected income statement data:

	Fiscal 2025		Fiscal 2024
(in thousands)	$’s	% of Net Revenue	$’s	% of Net Revenue
Net revenue	$1,335,146	100.0%	$1,362,935	100.0%
Cost of sales (excluding depreciation and amortization)	684,976	51.3%	709,590	52.1%
Gross profit	650,170	48.7%	653,345	47.9%
Selling and administrative	561,153	42.0%	561,804	41.2%
Depreciation and amortization	30,169	2.3%	33,772	2.5%
Other operating expense, net	14,583	1.1%	6,812	0.5%
Operating income	44,265	3.3%	50,957	3.7%
Interest expense	36,717	2.8%	40,439	3.0%
Other (income) expense, net	(203)	(0.0)%	22	0.0%
Income before income taxes	7,751	0.6%	10,496	0.8%
Income tax expense	2,243	0.2%	4,263	0.3%
Net income	$5,508	0.4%	$6,233	0.5%

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

Definitions, Reconciliations and Uses of Non-GAAP Financial Measures

In addition to our Net income determined in accordance with GAAP, for purposes of evaluating operating performance, we report the following non-GAAP measures: Adjusted net income and Adjusted EBITDA. Adjusted net income is also expressed on a diluted per share basis.

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

Our management uses Adjusted net income and Adjusted EBITDA to evaluate the operating performance of our business for comparable periods and to discuss our business with our Board of Directors, institutional investors and other market participants. Adjusted EBITDA is also used as the basis for a performance measure used in executive incentive compensation.

The methods we use to calculate our non-GAAP financial measures may differ significantly from methods other companies use to compute similar measures. As a result, any non-GAAP financial measures presented herein may not be comparable to similar measures provided by other companies. Adjusted net income and Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as these measures may exclude a number of important cash and non-cash recurring items.

Adjusted net income is defined as net income excluding significant non-recurring or non-operational items as set forth below. Adjusted net income is also presented on an adjusted diluted per share basis. While Adjusted net income is a non-GAAP measurement, management believes that it is an important indicator of operating performance and useful to investors.

•
Other significant non-recurring or non-operational items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of results and are described below:
•
Corporate restructuring and other – composed of costs related to the strategic alternative exploration as well as severance and benefit costs for Fiscal 2025 and primarily severance and benefit costs for Fiscal 2024.
•
Unmitigated tariff costs – unmitigated incremental product costs, net of the impact of vendor negotiations, incurred pursuant to International Emergency Economic Powers Act (“IEEPA”) tariffs that were subsequently ruled unlawful by the Supreme Court of the United States on February 20, 2026 for Fiscal 2025.
•
Long-lived asset impairment – charges associated with the non-cash write down of certain long-lived assets for Fiscal 2025 and Fiscal 2024, respectively.
•
Exit costs – charges associated to exit the kids and footwear lines of business including inventory excess and obsolescence reserves, inventory discounts and operational charges recorded in Fiscal 2025 and Fiscal 2024, respectively, in conjunction with our licensing arrangements commencing in Fiscal 2024.
•
Loss (gain) on disposal of property and equipment – disposal of property and equipment in Fiscal 2025 and Fiscal 2024.

The following table sets forth, for the periods indicated, a reconciliation of Net income to Adjusted net income and Adjusted diluted net earnings per share:

(in thousands, except per share amounts)	Fiscal 2025	Fiscal 2024
Net income	$5,508	$6,233
Corporate restructuring and other	13,888	5,558
Unmitigated tariff costs	13,000	—
Long-lived asset impairment	683	3,818
Exit costs	257	927
Loss (gain) on disposal of property and equipment	16	(2,501)
Tax effects on adjustments (1)	(6,525)	(1,463)
ADJUSTED NET INCOME	$26,827	$12,572
ADJUSTED DILUTED NET EARNINGS PER SHARE	$0.86	$0.40

Diluted weighted average common shares outstanding	31,033	31,664

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

•
Other significant items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of results and are described below:
•
Corporate restructuring and other – composed of costs related to the strategic alternative exploration as well as severance and benefit costs for Fiscal 2025 and primarily severance and benefit costs for Fiscal 2024.
•
Unmitigated tariff costs – unmitigated incremental product costs, net of the impact of vendor negotiations, incurred pursuant to International Emergency Economic Powers Act (“IEEPA”) tariffs that were subsequently ruled unlawful by the Supreme Court of the United States on February 20, 2026 for Fiscal 2025.
•
Long-lived asset impairment – charges associated with the non-cash write down of certain long-lived assets in Fiscal 2025 and Fiscal 2024.
•
Exit costs – charges associated to exit the kids and footwear lines of business including inventory excess and obsolescence reserves, inventory discounts and operational charges recorded in Fiscal 2025 and Fiscal 2024, respectively, in conjunction with our licensing arrangements commencing in Fiscal 2024.
•
Loss (gain) on disposal of property and equipment – disposal of property and equipment in Fiscal 2025 and Fiscal 2024.

The following table sets forth, for the periods indicated, selected income statement data, both in dollars and as a percentage of Net revenue and a reconciliation of Net income to Adjusted EBITDA:

(in thousands)	Fiscal 2025		Fiscal 2024
Net income	$5,508	0.4%	$6,233	0.5%
Income tax expense	2,243	0.2%	4,263	0.3%
Interest expense	36,717	2.8%	40,439	3.0%
Other (income) expense, net	(203)	(0.0)%	22	0.0%
Operating income	44,265	3.3%	50,957	3.7%
Depreciation and amortization	30,169	2.3%	33,772	2.5%
Corporate restructuring and other	13,888	1.0%	5,558	0.4%
Unmitigated tariff costs	13,000	1.0%	—	—
Long-lived asset impairment	683	0.1%	3,818	0.3%
Exit costs	257	0.0%	927	0.1%
Loss (gain) on disposal of property and equipment	16	0.0%	(2,433)	(0.2)%
Adjusted EBITDA	$102,278	7.7%	$92,599	6.8%

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

We use Net revenue to evaluate revenue performance for the U.S. eCommerce, Europe eCommerce, Outfitters, Third Party, Retail and Licensing distribution channels. We currently use GMV, which equals total order value of all Lands’ End branded merchandise sold to customers through business-to-consumer and business-to-business channels, as well as the estimated retail value of the merchandise sold through third party distribution channels, as an important indicator of the performance of the comparable growth of the total brand.

Discussion and Analysis

Fiscal 2025 Compared to Fiscal 2024

Gross Merchandise Value

Gross Merchandise Value (“GMV”) increased low-single digits compared to Fiscal 2024.

Net Revenue

Total Net revenue was $1.34 billion in Fiscal 2025, a decrease of $27.8 million or 2.0% from $1.36 billion in Fiscal 2024.

U.S. Digital Segment Net revenue was $1.16 billion in Fiscal 2025, an increase of $8.3 million or 0.7% from $1.15 billion in Fiscal 2024.

U.S. eCommerce Net revenue was $829.8 million for Fiscal 2025, a decrease of $13.0 million or 1.5% from $842.8 million in Fiscal 2024. Fiscal 2025 benefited from strong performance in our key product franchises, resulting in gross margin expansion and partially offsetting the overall decrease. The decline primarily reflects the transition of certain products to a licensing model.

Outfitters Net revenue was $241.8 million for Fiscal 2025, an increase of $13.6 million or 6.0% from $228.2 million in Fiscal 2024. The school uniform channel increased primarily due to a strong back-to-school season driven by an influx of new customers. The business uniform channel slightly increased due to strength in select enterprise accounts.

Third Party Net revenue was $91.2 million for Fiscal 2025, an increase of $7.7 million or 9.2%, from $83.5 million in Fiscal 2024. The increase was primarily due to curated product assortments across all marketplaces.

Europe eCommerce Net revenue was $90.2 million in Fiscal 2025, a decrease of $12.9 million or 12.5% from $103.1 million in Fiscal 2024. The decrease was primarily driven by new leadership using the first half to relaunch as a more premium brand and continued macroeconomic pressures.

Licensing and Retail Net revenue was $82.2 million in Fiscal 2025, a decrease of $23.2 million or 22.0% from $105.4 million in Fiscal 2024. The decrease reflects the planned transition of certain wholesale accounts to a licensing arrangement in 2024 and the performance of U.S. Company Operated stores partially offset by licensing revenue increasing by over 20%.

Gross Profit

In Fiscal 2025, total Gross profit decreased 0.5% to $650.2 million compared to $653.3 million for Fiscal 2024. Gross margin increased 80 basis points to 48.7% in Fiscal 2025 compared to 47.9% in Fiscal 2024. The gross margin improvement was primarily driven by continued strength across key categories and expansion of the licensing business, partially offset by tariffs. When excluding the impact of the unmitigated IEEPA tariffs of $13.0 million, gross margin would have increased by approximately 180 basis points to 49.7% compared to the prior year.

Selling and Administrative Expenses

Selling and administrative expenses were $561.2 million, or 42.0% of total Net revenue in Fiscal 2025, compared to $561.8 million, or 41.2% of total Net revenue in Fiscal 2024. The approximately 80 basis points increase was driven by deleveraging from lower revenues and higher digital marketing spend focused on new customer acquisition partially offset by operational efficiencies and strong cost controls across the entire business.

Depreciation and Amortization

Depreciation and amortization were $30.2 million in Fiscal 2025, a decrease of $3.6 million or 10.7%, compared to $33.8 million in Fiscal 2024. The decrease in depreciation and amortization is primarily driven by lower software depreciation in Fiscal 2025 as a result of major projects becoming fully depreciated.

Other Operating Expense, Net

Other operating expense, net was $14.6 million in Fiscal 2025 compared to $6.8 million in Fiscal 2024. The increase was primarily driven by expenses related to the strategic alternatives exploration and restructuring costs. See Note 1. Background and Basis of Presentation.

Operating Income

As a result of the above factors, Operating income was $44.3 million in Fiscal 2025, compared to $51.0 million in Fiscal 2024.

Interest Expense

Interest expense was $36.7 million in Fiscal 2025, compared to $40.4 million in Fiscal 2024. The $3.7 million decrease was primarily driven by lower ABL Facility interest related to lower average outstanding balances and lower applicable interest rates under the Term Loan Facility.

Other (Income) Expense

Other income was insignificant in both Fiscal 2025 and Fiscal 2024.

Income Tax Expense (Benefit)

Income tax expense of $2.2 million was recorded for Fiscal 2025 which resulted in an effective tax rate of 28.9%. This compared to Income tax expense of $4.3 million in Fiscal 2024 which resulted in an effective tax rate of 40.6%. The Fiscal 2025 tax rate was lower than in Fiscal 2024 primarily due to the release of certain state valuation allowances in Fiscal 2025.

Net Income

As a result of the above factors, Net income was $5.5 million, or diluted earnings per share of $0.18 in Fiscal 2025 compared to Net income of $6.2 million, or diluted earnings per share of $0.20 in Fiscal 2024.

Adjusted Net Income

As a result of the above factors, Adjusted net income was $26.8 million and Adjusted diluted earnings per share was $0.86 in Fiscal 2025 compared to Adjusted net income of $12.6 million and Adjusted diluted net earnings per share of $0.40 in Fiscal 2024, representing an increase of $14.3 million, or $0.46 per diluted share.

Adjusted EBITDA

As a result of the above factors, Adjusted EBITDA was $102.3 million in Fiscal 2025, compared to $92.6 million in Fiscal 2024.

U.S. Digital Segment Results of Operations

Variable Profit

U.S. Digital Segment Variable profit was $269.6 million in Fiscal 2025, an increase of $4.2 million compared to $265.4 million in Fiscal 2024. U.S. Digital Segment Variable profit was 23.2% of U.S. Digital Segment Net revenue in Fiscal 2025, which is an increase of 20 basis points compared to 23.0% of U.S. Digital Segment Net revenue in Fiscal 2024. The increase in variable profit as a percentage of U.S. Digital Segment Net revenue was driven by product solutions and newness across the assortment, improvements in supply chain costs and cost controls across the entire business partially offset by deleverage from lower revenues and channel mix.

Product cost of goods sold was $450.9 million or 38.8% of U.S. Digital Segment Net revenue in Fiscal 2025 compared to $444.1 million or 38.5% of U.S. Digital Segment Net revenue in Fiscal 2024. Shipping cost of goods sold was $155.6 million or 13.4% of U.S. Digital Segment Net revenue in Fiscal 2025 compared to $157.6 million or 13.7% of U.S. Digital Segment Net revenue in Fiscal 2024. The increase in Product and Shipping costs of goods sold as a percentage of U.S. Digital Segment Net revenue was primarily due to tariffs partially offset by improvements in supply chain costs and product assortment mix. Marketing expenses were $188.0 million or 16.2% of U.S. Digital Segment Net revenue in Fiscal 2025 compared to $179.5 million or 15.5% of U.S. Digital Segment Net revenue in Fiscal 2024. The increase in Marketing expenses was primarily due to higher digital spend focused on new customer acquisition.

Liquidity and Capital Resources

Liquidity

Our primary need for liquidity is to fund working capital requirements of our business, capital expenditures, debt service and for general corporate purposes. Our cash and cash equivalents and the ABL Facility serve as sources of liquidity for short-term working capital needs and general corporate purposes. The ABL Facility had no balance outstanding as of January 30, 2026, other than letters of credit. Cash generated from our net revenue and profitability, and to a lesser extent our changes in working capital, are driven by the seasonality of our business, with a significant amount of net revenue and operating cash flows generally occurring in the fourth fiscal quarter of each year. We expect that our cash on hand and cash flows from operations, along with revolving on the ABL Facility, will be adequate to meet our capital requirements and operational needs for at least the next 12 months. In addition, upon closing of the Pending WHP Transaction, we intend to fully repay the Term Loan Facility described below under Long-Term Debt.

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

Effective with the Fifth Amendment to the ABL Facility, dated March 28, 2025 (the “Fifth Amendment”), a 0.10% adjustment to the SOFR benchmark interest rate was eliminated and the benchmark rates under the ABL Credit Agreement are, at our election, either: (1) Term SOFR (which is a forward looking term rate based on the secured overnight financing rate), or (2) a Base Rate (which is the greatest of (a) 0% per annum, (b) the federal funds rate plus 0.50%, (c) the one-month Term SOFR rate plus 1.00%, or (d) the Wells Fargo “prime rate”). The borrowing margin for SOFR Rate loans is (i) where the average daily total outstanding for the previous quarter is less than $95.0 million, 1.50%, and (ii) where the average daily total outstanding for the previous quarter is equal to or greater than $95.0 million, 1.75%. For Base Rate loans, the borrowing margin is (i) where the average daily total outstanding for the previous quarter is less than $95.0 million, 0.75%, and (ii) where the average daily total outstanding for the previous quarter is equal to or greater than $95.0 million, 1.00% (“Applicable Borrowing Margin”). The Applicable Borrowing Margin for all loans is based upon the average daily total loans outstanding for the previous quarter. The Fifth Amendment reduced aggregate commitments from $275 million to $225 million, and reduced the letter of credit sublimit from $70 million to $35 million, in line with our lower inventory levels and expected letter of credit capacity, and had no material interest rate impact.

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

There was no balance outstanding under the ABL Facility as of January 30, 2026 and January 31, 2025. The balance of outstanding letters of credit was $11.0 million and $10.9 million as of January 30, 2026 and January 31, 2025, respectively. The borrowing availability under the ABL Facility was $122.6 million and $129.3 million as of January 30, 2026 and January 31, 2025, respectively

Long-Term Debt

The Term Loan Facility will mature on December 29, 2028, and amortizes at a rate equal to 1.25% per quarter. Depending upon our Total Leverage Ratio, as defined in the Term Loan Facility, mandatory prepayments in an amount equal to a percentage of our excess cash flows in each fiscal year, ranging from 0% to 75% are required. The Term Loan Facility also has typical prepayment requirements for the proceeds of certain asset sales, casualty events and extraordinary receipts. Voluntary prepayment and certain mandatory prepayments made (i) between December 30, 2025 and December 29, 2026, would result in a prepayment premium equal to 1% of the principal amount of the loan prepaid, (ii) between December 30, 2026 and December 29, 2027, would result in a prepayment premium equal to 0.5% of the principal amount of the loan prepaid and (iii) thereafter no prepayment premium is due.

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

As of January 30, 2026, we were in compliance with our financial covenants in the Debt Facilities.

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

Cash Flows from Operating Activities

Net cash provided by operating activities was $49.6 million during Fiscal 2025 compared to $53.1 during Fiscal 2024. The decrease in net cash provided by operating activities was primarily due to tariffs, partially offset by operating income.

Cash Flows from Investing Activities

Net cash used in investing activities was $29.2 million and $35.0 million during Fiscal 2025 and Fiscal 2024, respectively. Cash used in investing activities for both years was primarily used for investments to update our digital information technology infrastructure.

Cash Flows from Financing Activities

Net cash used in financing activities was $20.1 million and $26.6 million during Fiscal 2025 and Fiscal 2024, respectively. The decrease in net cash used in financing activities is primarily due to improved inventory productivity and lower share repurchases.

Contractual Obligations and Off-Balance-Sheet Arrangements

We have no material off-balance-sheet arrangements other than the guarantees and contractual obligations that are discussed below.

Information concerning our obligations and commitments to make future payments under contracts such as lease agreements and other contingent commitments, as of January 30, 2026, is aggregated in the following table:

	Payments Due by Period
(in thousands)	Total	1 Year or less	2-3 Years	4-5 Years	After 5 years
Operating leases (1)	$21,518	$5,517	$9,796	$4,943	$1,262
Principal payments on long-term debt	234,000	13,000	221,000	—	—
Interest on Term Loan Facility and ABL Facility fees	79,251	28,709	50,542	—	—
Purchase obligations (2)	182,804	182,804	—	—	—
Total contractual obligations	$517,573	$230,030	$281,338	$4,943	$1,262

(1)
Operating lease obligations consist primarily of future minimum lease commitments related to our operating leases (refer to Note 4, Leases, of the Consolidated Financial Statements for further details).
(2)
Purchase obligations primarily represent open purchase orders for inventory.

Financial Instruments with Off-Balance-Sheet Risk

The ABL Facility is available for working capital and other general corporate liquidity needs. There was no balance outstanding as of January 30, 2026 and January 31, 2025. The balance of outstanding letters of credit was $11.0 million and $10.9 million as of January 30, 2026 and January 31, 2025, respectively.

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

Inventory Valuation

Our inventories consist of merchandise purchased for resale. The nature of our business requires that we make a significant amount of our merchandising decisions and corresponding inventory purchase commitments with vendors several months in advance of the time in which a particular merchandise item is intended to be included in the merchandise offerings. These decisions and commitments are based upon, among other possible considerations, historical sales with identical or similar merchandise, our understanding of then-prevailing trends and influences, and an assessment of likely economic conditions and various competitive factors.

For financial reporting and tax purposes, our United States inventory, primarily merchandise held for sale, is accounted for using the last-in, first-out (“LIFO”) method, with these inventories valued at the lower of LIFO cost or market. We account for our non-United States inventory on the first-in, first-out (“FIFO”) method, which is valued at the lower of cost or net realizable value. The United States inventory accounted for using the LIFO method as of percentage of the total inventory was 89% and 93% at January 30, 2026 and January 31, 2025, respectively.

We continually make assessments as to whether the carrying cost of inventory exceeds its market value and, if so, by what dollar amount. Excess inventories may be disposed of through our normal course of business. Based on historical results experienced through various methods of disposition, we will write down the carrying value of inventories that are not expected to be sold at or above cost. The excess and obsolete reserve balances were $7.3 million and $11.7 million as of January 30, 2026, and January 31, 2025, respectively. The decrease in the excess and obsolete reserve balance is primarily due to reduction in kids and footwear inventory in conjunction with our licensing arrangements. For the inventory marked down to net realizable value, a one percentage point increase in our assumed recovery rates at January 30, 2026, would have had an immaterial impact on our Consolidated Financial Statements.

Indefinite-lived Intangible Asset Impairment Assessments

Our indefinite-lived intangible asset is the Lands’ End trade name. The indefinite-lived trade name intangible asset is tested separately for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment assessments contain multiple uncertainties because the calculation requires management to make assumptions and to apply judgment to estimate future cash flows and asset fair values. If actual results fall short of our estimates and assumptions used in estimating future cash flows and asset fair values, we may incur future impairment charges that could be material.

We review the trade name for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. For Fiscal 2025, we performed a qualitative impairment assessment. The qualitative impairment assessment involves three steps: (1) identify relevant inputs and assumptions that affect fair value, (2) identify relevant events and circumstances that may have an impact on those inputs and assumptions and (3) evaluate, both individually and in the aggregate, the impact of events and circumstances on the inputs and assumptions related to determining whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. For Fiscal 2024 and Fiscal 2023, the fair value of the trade name indefinite-lived intangible asset was estimated using the relief from royalty method. The relief from royalty method is based on the assumption that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset class. The relief from royalty method involves two steps: (1) estimation of reasonable royalty rates for the assets and (2) the application of these royalty rates to a forecasted net revenue stream and discounting the resulting cash flows to determine a present value. We multiplied the selected royalty rate by the forecasted net revenue stream to calculate the cost savings (relief from royalty payment) associated with the asset. The cash flows are then discounted to present value using the selected discount rate and compared to the carrying value of the asset.

In Fiscal 2025, Fiscal 2024 and Fiscal 2023, we tested the indefinite-lived intangible asset for impairment. In Fiscal 2025, we concluded that it was not more likely than not that the fair value was below the carrying value. In Fiscal 2024, the fair value was substantially in excess of the carrying value. In Fiscal 2023, fair value exceeded the carrying value by less than 15%. As such, no trade name impairment charges were recorded in any of the periods presented.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document contains forward-looking statements. Forward-looking statements reflect our current views with respect to, among other things, future events and performance. These statements may discuss, among other things, the Pending WHP Transaction, our net sales, gross merchandise value (GMV), gross margin, operating expenses, operating income, net income, adjusted net income, Adjusted EBITDA, cash flow, financial condition, financings, impairments, expenditures, growth, strategies, plans, achievements, dividends, capital structure, organizational structure, future store openings, market opportunities and general market and industry conditions. We generally identify forward-looking statements by words such as “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” “predict,” “believe,” “seek,” “continue,” “outlook,” “may,” “might,” “will,” “should,” “can have,” “likely,” “targeting” or the negative version of these words or comparable words. Forward-looking statements are based on beliefs and assumptions made by management using currently available information. These statements are only predictions and are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties. If one or more of these risks or uncertainties materialize, or if management’s underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include those set forth under Item 1A, Risk Factors, in this Annual Report on Form 10-K. Forward-looking statements speak only as of the date on which they are made. We expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable securities laws and regulations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

The Company’s international subsidiaries operate with functional currencies other than the U.S. dollar. Since the Company’s Consolidated Financial Statements are presented in U.S. dollars, the Company must translate all components of these financial statements from the functional currencies into U.S. dollars at exchange rates in effect during or at the end of the reporting period. Net revenue generated from the Europe eCommerce distribution channel represented 6.8% of our total net revenue in Fiscal 2025. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of net revenues, expenses, assets and liabilities. Assuming a 10% change in foreign currency exchange rates, Fiscal 2025 net revenue would have increased or decreased by approximately $9.0 million. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our international subsidiaries into U.S. dollars. Foreign currency translation gains, net, for Fiscal 2025 totaled approximately $0.1 million related to our international subsidiaries in United Kingdom and Germany. Additionally, the Company has foreign currency denominated intercompany receivables and payables that when settled result in a transaction gain or loss. A 10% change in foreign currency exchanges rates would not result in a significant transaction gain or loss in earnings. The Company does not utilize financial instruments for trading purposes or hedging and have not used any derivative financial instruments to limit foreign currency exchange rate exposures. The Company does not consider our foreign earnings to be permanently reinvested.

As of January 30, 2026, the Company had $9.1 million of cash and cash equivalents denominated in foreign currency, principally in British pound sterling, euro and Hong Kong dollar.

Interest Rate Risk

The Company is subject to interest rate risk with the Term Loan Facility and the ABL Facility, as both require the Company to pay interest on outstanding borrowings at variable rates. Each one percentage point change in interest rates (above the 2% SOFR floor) associated with the Term Loan Facility would result in a $2.3 million change in our annual cash interest expenses. Assuming our ABL Facility was fully drawn to a principal amount equal to $225.0 million, each one percentage point change in interest rates would result in a $2.3 million change in our annual cash interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Lands’ End, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Lands’ End, Inc. and subsidiaries (the "Company") as of January 30, 2026 and January 31, 2025, the related consolidated statements of operations, comprehensive operations, cash flows, and changes in stockholders’ equity, for each of the three fiscal years in the period ended January 30, 2026, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of January 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 30, 2026 and January 31, 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 2026, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Inventories – Refer to Note 2 of the Financial Statements

Critical Audit Matter Description

The Company values its United States inventory, primarily merchandise held for sale, using the last-in, first-out (“LIFO”) method, with these inventories valued at the lower of LIFO cost or market. The Company regularly reviews inventories and records a reserve for excess and obsolete inventory to reduce the carrying value to the lower of LIFO cost or market. Recording the reserve requires management to make assumptions and apply judgement related to liquidation and disposal of identified inventory.

Given the judgments made by management to estimate the reserves for excess and obsolete inventory, auditing the reserve involved a higher degree of auditor judgment and the involvement of more senior members of the engagement team in executing, supervising, and reviewing the results of the procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the reserves for excess and obsolete United States inventory included the following, among others:

•
We tested the effectiveness of controls over the review of excess and obsolete inventory and the required reserve to value inventory at the lower of cost or market.
•
We evaluated the appropriateness and consistency of management’s methods and assumptions used in developing its estimate of the inventory reserve calculation.
•
We have tested the completeness and accuracy of certain inputs supporting management’s reserve, including the age of its inventory, historical margins, and sell through rates.
•
We compared actual inventory sold below cost in the current fiscal year to the reserve estimated by the Company in the prior fiscal year to evaluate management's ability to accurately estimate the reserve.
•
We tested the mathematical accuracy of the Company’s reserve calculation.

/s/ Deloitte & Touche LLP

Chicago, Illinois

March 26, 2026

We have served as the Company’s auditor since 2024.

LANDS’ END, INC.

Consolidated Statements of Operations

for Fiscal Years Ended January 30, 2026, January 31, 2025 and February 2, 2024

(in thousands except per share data)	2025	2024	2023
REVENUES
Net revenue	$1,335,146	$1,362,935	$1,472,508
Cost of sales (excluding depreciation and amortization)	684,976	709,590	846,981
Gross profit	650,170	653,345	625,527

Selling and administrative	561,153	561,804	550,211
Depreciation and amortization	30,169	33,772	38,465
Goodwill impairment	-	-	106,700
Other operating expense, net	14,583	6,812	7,666
Total costs and expenses	605,905	602,388	703,042
Operating income (loss)	44,265	50,957	(77,515)
Interest expense	36,717	40,439	48,291
Loss on extinguishment of debt	-	-	6,666
Other (income) expense, net	(203)	22	(655)
Income (loss) before income taxes	7,751	10,496	(131,817)
Income tax expense (benefit)	2,243	4,263	(1,133)
NET INCOME (LOSS)	$5,508	$6,233	$(130,684)

NET EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO STOCKHOLDERS
Basic:	$0.18	$0.20	$(4.09)
Diluted:	$0.18	$0.20	$(4.09)

Basic weighted average common shares outstanding	30,675	31,213	31,970
Diluted weighted average common shares outstanding	31,033	31,664	31,970

See accompanying Notes to Consolidated Financial Statements.

LANDS’ END, INC.

Consolidated Statements of Comprehensive Operations

for Fiscal Years Ended January 30, 2026, January 31, 2025 and February 2, 2024

(in thousands)	2025	2024	2023
NET INCOME (LOSS)	$5,508	$6,233	$(130,684)
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	79	(600)	1,307
Reclassification of foreign currency translation gain to income	-	-	(354)
COMPREHENSIVE INCOME (LOSS)	$5,587	$5,633	$(129,731)

See accompanying Notes to Consolidated Financial Statements.

LANDS’ END, INC.

Consolidated Balance Sheets

(in thousands except per share data)	January 30, 2026	January 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$17,694	$16,180
Restricted cash	589	2,632
Accounts receivable, net	41,265	47,839
Inventories	268,803	265,132
Prepaid expenses	27,856	33,258
Other current assets	4,798	5,439
Total current assets	361,005	370,480
Property and equipment, net	115,701	115,618
Operating lease right-of-use asset	15,680	20,373
Intangible asset, net	-	257,000
Asset held for sale	257,000	-
Other assets	1,680	2,010
TOTAL ASSETS	$751,066	$765,481
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$13,000	$13,000
Accounts payable	115,436	111,353
Lease liability – current	4,434	4,534
Accrued expenses and other current liabilities	91,068	98,736
Total current liabilities	223,938	227,623
Long-term debt, net	214,211	224,888
Lease liability – long-term	14,264	20,007
Deferred tax liabilities	52,392	51,450
Other liabilities	1,966	2,291
TOTAL LIABILITIES	506,771	526,259
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 - authorized: 480,000 shares; issued and outstanding: 30,575 and 30,843, respectively	306	309
Additional paid-in capital	349,429	349,940
Accumulated deficit	(88,850)	(94,358)
Accumulated other comprehensive loss	(16,590)	(16,669)
TOTAL STOCKHOLDERS’ EQUITY	244,295	239,222
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$751,066	$765,481

See accompanying Notes to Consolidated Financial Statements.

LANDS’ END, INC.

Consolidated Statements of Cash Flows

for Fiscal Years Ended January 30, 2026, January 31, 2025 and February 2, 2024

(in thousands)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,508	$6,233	$(130,684)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,169	33,772	38,465
Amortization of debt issuance costs	2,798	2,716	2,716
Loss (gain) on disposal of property and equipment	16	(2,433)	93
Stock-based compensation	5,477	4,873	3,827
Deferred income taxes	942	3,393	1,813
Goodwill and long-lived asset impairment	683	3,818	106,700
Loss on extinguishment of debt	—	—	6,666
Other	(1,138)	(1,122)	(1,335)
Change in operating assets and liabilities:
Accounts receivable, net	7,452	(12,830)	9,861
Inventories	(1,299)	36,056	124,459
Accounts payable	2,477	(18,174)	(33,047)
Other operating assets	5,564	7,190	(447)
Other operating liabilities	(9,031)	(10,349)	1,478
Net cash provided by operating activities	49,618	53,143	130,565
CASH FLOWS FROM INVESTING ACTIVITIES
Sales of property and equipment	52	2,734	7
Purchases of property and equipment	(29,220)	(37,770)	(34,916)
Net cash used in investing activities	(29,168)	(35,036)	(34,909)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under ABL Facility	109,000	113,000	172,000
Payments of borrowings under ABL Facility	(109,000)	(113,000)	(272,000)
Proceeds from issuance on long-term debt, net of discount	—	—	252,200
Payments on term loan	(13,000)	(13,000)	(244,063)
Payments of debt extinguishment costs	—	—	(2,338)
Payments of debt issuance costs	(1,103)	(724)	(2,735)
Proceeds from exercise of stock options	908	—	—
Payments for taxes and exercise costs related to net share settlement of equity awards	(2,369)	(1,275)	(1,269)
Purchases and retirement of common stock	(4,512)	(11,595)	(11,902)
Net cash used in financing activities	(20,076)	(26,594)	(110,107)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(903)	9	350
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(529)	(8,478)	(14,101)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	18,812	27,290	41,391
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$18,283	$18,812	$27,290
SUPPLEMENTAL CASH FLOW DATA
Unpaid liability to acquire property and equipment	$2,838	$1,722	$3,853
Income taxes paid, net of refunds	$(378)	$(743)	$1,108
Interest paid	$34,842	$37,043	$48,099

See accompanying Notes to Consolidated Financial Statements.

LANDS’ END, INC.

Consolidated Statements of Changes in Stockholders’ Equity

				(Accumulated	Accumulated
			Additional	Deficit)	Other	Total
	Common Stock Issued		Paid-in	Retained	Comprehensive	Stockholders’
(in thousands)	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 27, 2023	32,626	$326	$366,181	$31,267	$(17,022)	$380,752
Net loss	—	—	—	(130,684)	—	(130,684)
Cumulative translation adjustment, net of tax	—	—		—	953	953
Stock-based compensation expense	—	—	3,827	—	—	3,827
Vesting of restricted shares	449	3	(3)	—	—	—
Common stock withheld related to net share settlement of equity awards	(155)	—	(1,269)	—	—	(1,269)
Purchases and retirement of common stock, including excise taxes	(1,487)	(14)	(11,972)	—	—	(11,986)
Balance at February 2, 2024	31,433	315	356,764	(99,417)	(16,069)	241,593
Net income	—	—	—	6,233	—	6,233
Cumulative translation adjustment, net of tax	—	—		—	(600)	(600)
Stock-based compensation expense	—	—	4,873	—	—	4,873
Vesting of restricted shares	287	1	(1)	—	—	—
Common stock withheld related to net share settlement of equity awards	(103)	—	(1,275)	—	—	(1,275)
Purchases and retirement of common stock, including excise taxes	(774)	(7)	(10,421)	(1,174)	—	(11,602)
Balance at January 31, 2025	30,843	309	349,940	(94,358)	(16,669)	239,222
Net income	—	—	—	5,508	—	5,508
Cumulative translation adjustment, net of tax	—	—		—	79	79
Stock-based compensation expense	—	—	5,477	—	—	5,477
Exercise of stock options	84	—	908	—	—	908
Vesting of restricted shares	309	2	(2)	—	—	—
Common stock withheld related to net share settlement of equity awards	(171)	—	(2,369)	—	—	(2,369)
Purchases and retirement of common stock, including excise taxes	(490)	(5)	(4,525)	—	—	(4,530)
Balance at January 30, 2026	30,575	$306	$349,429	$(88,850)	$(16,590)	$244,295

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
•
FASB – Financial Accounting Standards Board
•
First Quarter 2024 – The 13 weeks ended May 3, 2024
•
First Quarter 2026 – The 13 weeks ending May 1, 2026
•
Fiscal 2025 – The 52 weeks ended January 30, 2026
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

In addition, conflict‑related disruptions in global energy markets and shipping lanes in early 2026 have contributed to heightened volatility in crude oil and refined‑product prices and interruptions to certain maritime routes, which may result in higher freight and delivery costs, carrier surcharges, longer transit times, and inventory delays.

Restructuring and Other Costs

During Fiscal 2025 the Company incurred ongoing costs related to exploring strategic alternatives for the Company to maximize shareholder value and has included those costs as part of restructuring and other. Additionally, the Company reduced approximately 6% of its corporate office positions and incurred restructuring charges, primarily severance and benefit and other costs related to cost optimization of business operations. During Fiscal 2024 and Fiscal 2023, the Company reduced approximately 10% of its corporate office positions and incurred restructuring charges, primarily severance and benefit and other related costs. The reductions in the corporate office positions were made to better align with the evolving needs of the business and to invest in key growth areas.

The following table summarizes the restructuring costs recognized in Other operating expense, net in the Consolidated Statement of Operations for Fiscal 2025, Fiscal 2024 and Fiscal 2023:

(in thousands)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Employee severance and benefit costs	$3,062	$4,291	$5,088
Strategic alternatives and other costs	10,826	1,267	2,217
Total restructuring and other	$13,888	$5,558	$7,305

Included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets are approximately $6.0 million of strategic alternatives and other costs and $0.1 million of employee severance and benefit costs as of January 30, 2026 and approximately $2.0 million of employee severance and benefit costs as of January 31, 2025 yet to be paid.

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

The Company incurred no closing costs in Fiscal 2025 and 2024 and approximately $0.3 million during Fiscal 2023 recorded in Other operating expense, net in the Consolidated Statements of Operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company’s fiscal year end is on the Friday preceding the Saturday closest to January 31 each year. The fiscal periods in this report are presented as follows, unless the context otherwise requires:

Fiscal Year	Ended	Weeks
2025	January 30, 2026	52
2024	January 31, 2025	52
2023	February 2, 2024	53

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

Changes in the balance of the allowance for credit losses are as follows:

(in thousands)	Fiscal 2025	Fiscal 2024
Beginning balance	$471	$650
Provision	—	177
Write-offs	(107)	(356)
Ending balance	$364	$471

Inventory

Inventories primarily consist of merchandise purchased for resale. For financial reporting and tax purposes, the Company’s United States inventory, primarily merchandise held for sale, is stated at the lower of last-in, first-out (“LIFO”) cost or market. The Company accounts for its non-United States inventory on the first-in, first-out (“FIFO”) method, which is stated at the lower of cost or net realizable value. The United States inventory accounted for using the LIFO method was 89% and 93% of total inventory as of January 30, 2026 and January 31, 2025, respectively. If the FIFO method of accounting for inventory had been used, the effect on inventory would have been an increase of $0.6 million and $0.5 million as of January 30, 2026 and January 31, 2025, respectively.

The Company maintains a reserve for excess and obsolete inventory. The reserve is calculated based on historical experience related to liquidation and disposal of identified inventory. The excess and obsolescence reserve balances were $7.3 million and $11.7 million as of January 30, 2026 and January 31, 2025, respectively.

Deferred Catalog Costs and Marketing

Costs incurred for direct response marketing consist primarily of catalog production and mailing costs that are generally amortized within two months from the date catalogs are mailed. Unamortized marketing costs reported as prepaid assets were $7.7 million and $10.1 million as of January 30, 2026 and January 31, 2025, respectively. The Company expenses the costs of marketing for website, magazine, newspaper, radio and other general media when the marketing takes place. Marketing expenses, including catalog costs amortization, digital-related costs and other print media were $219.1 million, $207.6 million and $200.5 million for Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively. These costs are included within Selling and administrative expenses in the accompanying Consolidated Statements of Operations.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Additions and substantial improvements are capitalized and include expenditures that materially extend the useful lives of existing facilities and equipment. Maintenance and repairs that do not materially improve or extend the lives of the respective assets are expensed as incurred. Internal and external costs directly related to the development of internal-use software during the application development stage, including costs incurred for third-party contractors and employee compensation, are capitalized. As of the balance sheet dates, Property and equipment, net consisted of the following:

(in thousands)	Asset Lives (years)	January 30, 2026	January 31, 2025
Land	—	$3,364	$3,328
Buildings and improvements	15-30	107,174	102,472
Furniture, fixtures and equipment	3-10	70,545	70,199
Computer hardware and software	3-10	264,645	274,299
Leasehold improvements	3-7	10,329	11,737
Construction in progress		41,631	25,972
Gross property and equipment		497,688	488,007
Less: Accumulated depreciation		(381,987)	(372,389)
Total property and equipment, net		$115,701	$115,618

As of both January 30, 2026 and January 31, 2025, construction in progress relates primarily to technological investments.

Depreciation expense is recorded over the estimated useful lives of the respective assets using the straight-line method. Leasehold improvements are depreciated over the shorter of the associated lease term or the estimated useful life of the asset. Depreciation expense was $30.2 million, $33.8 million and $38.5 million for Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively.

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

Long-lived Asset Impairment Analysis

Property and equipment are subject to a review for impairment if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”) the Company reviewed the long-lived asset groups for impairment as of January 30, 2026 and January 31, 2025.

During Second Quarter 2024, the Company considered management’s decision to replace the existing information technology infrastructure with an enterprise resource planning (“ERP”) software system within the next 18 to 24 months to be a triggering event. The Company determined that certain long-lived assets, primarily capitalized internal-use software projects and computer software, would no longer be utilized or have future benefit with the planned ERP platform and recognized impairment in the amount of $0.4 million and $3.8 million for Fiscal 2025 and Fiscal 2024, respectively, recorded in Other operating expense, net in the Consolidated Statements of Operations.

The Company Operated store long-lived asset groups, including Operating right-of-use assets, are regularly reviewed for impairment indicators when the Company Operated store meets Same Store Sales status. A Company Operated store is included in U.S. Same Store Sales calculations when it has been open for at least 14 months. Impairment is assessed at the individual store level which is the lowest level of identifiable cash flows and considers the estimated undiscounted cash flows over the asset’s remaining life. If estimated undiscounted cash flows are insufficient to recover the investment, an impairment loss is recognized equal to the difference between the estimated fair value of the asset and its carrying value, net of salvage, and any costs of disposition. The fair value estimate is generally the discounted amount of estimated store-specific cash flows. During Fiscal 2025, the Company recognized impairment in the amount of $0.3 million. During Fiscal 2024 and Fiscal 2023, the Company recognized no impairment for right-of-use assets and property and equipment of Company Operated store locations.

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

Indefinite-lived intangible asset impairment assessments

The Company’s indefinite-lived intangible asset is the Lands’ End trade name. The Company reviews the trade name for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. For Fiscal 2025, the Company performed a qualitative impairment assessment. The qualitative impairment assessment involves three steps: (1) identify relevant inputs and assumptions that affect fair value, (2) identify relevant events and circumstances that may have an impact on those inputs and assumptions and (3) evaluate, both individually and in the aggregate, the impact of events and circumstances on the inputs and assumptions related to determining whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. For Fiscal 2024 and Fiscal 2023, the fair value of the trade name indefinite-lived intangible asset was estimated using the relief from royalty method. The relief from royalty method is based on the assumption that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset class. The relief from royalty method involves two steps: (1) estimation of reasonable royalty rates for the assets and (2) the application of these royalty rates to a forecasted net revenue stream and discounting the resulting cash flows to determine a present value. The Company multiplied the selected royalty rate by the forecasted net revenue stream to calculate the cost savings (relief from royalty payment) associated with the asset. The cash flows are then discounted to present value using the selected discount rate and compared to the carrying value of the asset.

There was no impairment of the trade name during any period presented.

Financial Instruments with Off-Balance-Sheet Risk

The $225.0 million ABL Facility includes a $35.0 million sublimit for letters of credit and the maturity date is the earlier of (a) March 28, 2030 and (b) September 29, 2028 if, on or prior to such date, the Term Loan Facility has not been refinanced, extended or repaid in full. The ABL Facility is available for working capital and other general corporate liquidity needs. There was no balance outstanding as of January 30, 2026 and January 31, 2025. The balance of outstanding letters of credit was $11.0 million and $10.9 million on January 30, 2026 and January 31, 2025, respectively.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable. Total accounts receivable, net was $41.3 million and $47.8 million as of January 30, 2026 and January 31, 2025, respectively.

Cash and cash equivalents, accounts receivable, net, accounts payable, accrued expenses and other current liabilities and revolving long-term borrowings on ABL Facility are reflected in the Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments.

Long-term debt, net is reflected in the Consolidated Balance Sheets at amortized cost. The fair value of debt was determined utilizing Level 3 valuation techniques as of January 30, 2026 and January 31, 2025. See Note 8, Fair Value Measurements of Financial Assets and Liabilities.

Foreign Currency Translations and Transactions

The Company translates the assets and liabilities of foreign subsidiaries from their respective functional currencies to United States dollars at the appropriate spot rates as of the balance sheet date. Revenue and expenses of operations are translated to United States dollars using weighted average exchange rates during the year. The foreign subsidiaries use the local currency as their functional currency. The effects of foreign currency translation adjustments are included as a component of Accumulated other comprehensive loss in the accompanying Consolidated Statements of Changes in Stockholders’ Equity. Foreign currency translation gains, net, for Fiscal 2025 and Fiscal 2023 total approximately $0.1 million and $1.0 million, respectively. Foreign currency translation losses, net for Fiscal 2024 totaled approximately $0.6 million. The Company recognized a foreign exchange transaction gain of $2.0 million and $1.0 million in Fiscal 2025 and Fiscal 2023, respectively. The Company recognized a foreign exchange transaction loss of $0.4 million in Fiscal 2024. These are recorded in either Cost of sales (excluding depreciation and amortization) or Selling and administrative in the accompanying Consolidated Statements of Operations based on the underlying nature of the transactions giving rise to the gain or loss.

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

In exchange for providing these rights, the license agreements require the licensees to pay the Company a trademark royalty based on net sales as defined in the license agreements. The Company recognizes sales-based royalty revenue (i) when a contractually guaranteed minimum is not expected to be met, the minimum is recognized as revenue on a straight-line basis over the contractual period, or (ii) when the contractually guaranteed minimum is expected to be met, revenue is recognized when the related sales of the licensed product occurs. The fulfillment fee is recognized when control of the product passes to the customers. In certain licensing agreements, the Company agreed to provide marketing activities. The Company receives reimbursement for such services at cost. The amount of these reimbursements are recorded as a reduction of Selling and administrative expenses in the Consolidated Statements of Operations. The amount of these reimbursements was $11.4 million and $9.3 million for Fiscal 2025 and Fiscal 2024, respectively.

The Company excludes from revenue, taxes assessed by governmental authorities, including value-added and other sales-related taxes, that are imposed on and concurrent with revenue-producing activities.

Contract Liabilities

Contract liabilities consist of payments received in advance of the transfer of control to the customer. As products are delivered and control transfers, the Company recognizes the deferred revenue in Net revenue in the Consolidated Statements of Operations. The following table summarizes the deferred revenue associated with payments received in advance of the transfer of control to the customer reported in Accrued expenses and other current liabilities in the Consolidated Balance Sheets and amounts recognized through Net revenue for each period presented. The majority of deferred revenue as of January 30, 2026 is expected to be recognized in Net revenue in First Quarter 2026, as products are delivered to customers.

(in thousands)	Fiscal 2025	Fiscal 2024
Deferred revenue beginning of period	$6,584	$4,314
Deferred revenue recognized in period	(6,370)	(4,100)
Revenue deferred in period	2,805	6,370
Deferred revenue end of period	$3,019	$6,584

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

(in thousands)	Fiscal 2025	Fiscal 2024
Balance as of beginning of period	$34,746	$35,604
Gift cards sold	64,093	68,555
Gift cards redeemed	(55,422)	(64,783)
Gift card breakage	(12,067)	(4,630)
Balance as of end of period	$31,350	$34,746

Refund Liabilities

Refund liabilities, primarily associated with product sales returns and retrospective volume rebates, represent variable consideration and are estimated and recorded as a reduction to Net revenue based on historical experience. As of January 30, 2026 and January 31, 2025, $14.1 million and $15.2 million, respectively, of refund liabilities, primarily associated with estimated product returns, were recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

Cost of Sales

Cost of sales are comprised principally of the costs of merchandise sold, inbound shipping and handling, tariffs, duty, warehousing and distribution (including receiving, picking, packing, store delivery and value-added costs), customer shipping and handling costs and physical inventory losses. Depreciation and amortization are not included in the Company’s Cost of sales.

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

The Company performed an evaluation of its deferred tax assets and determined that a valuation allowance is considered necessary for certain jurisdictions. See Note 11, Income Taxes, for further details on the valuation allowance.

Self-Insurance

The Company has a self-insured plan for health and welfare benefits and provides an accrual to cover the obligation. The accrual for the self-insured liability is based on claims filed and an estimate of claims incurred but not yet reported. The Company considers a number of factors, including historical claims information, when determining the amount of the accrual. Costs related to the administration of the plan and related claims are expensed as incurred. Total expenses, net of employee contributions, were $19.5 million, $21.8 million and $18.9 million for Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively.

The Company also has a self-insured plan for certain costs related to workers’ compensation. The Company obtains third-party insurance coverage to limit exposure to this workers’ compensation self-insured risk.

Retirement Benefit Plan

The Company has a 401(k) retirement plan, which covers most regular employees and allows them to make contributions. The Company also provides a matching contribution on a portion of the employee contributions. Total expenses incurred under this plan were $2.4 million for Fiscal 2025, $3.7 million for Fiscal 2024 and $3.9 million for Fiscal 2023. The decrease in Fiscal 2025 was attributed to a temporary suspension of the Company’s 401(k) matching contribution due to tariff mitigation.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) encompasses all changes in equity other than those arising from transactions with stockholders and is comprised solely of foreign currency translation adjustments. The Company’s foreign subsidiaries use their local currency as their functional currency. Functional currency assets and liabilities are translated into U.S. Dollars using exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates during the period. Resulting translation gains and losses are reported in other comprehensive income (loss), until the substantial liquidation of a subsidiary, at which time accumulated transaction gains or losses are reclassified into net income. During Fiscal 2023, the Company recognized a net gain of $0.4 million of cumulative foreign currency translation adjustments related to the substantial liquidation of Lands’ End Japan. See Note 1, Background and Basis of Presentation.

(in thousands)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Beginning balance: Accumulated other comprehensive loss (net of tax of $4,234, $4,271, and $4,525, respectively)	$(16,669)	$(16,069)	$(17,022)
Other comprehensive income (loss)
Foreign currency translation adjustments (net of tax of $0, $(37), and $(348), respectively)	79	(600)	1,307
Reclassification of foreign currency translation gain to income (net of tax of $0, $0, and $94, respectively)	—	—	(354)
Ending balance: Accumulated other comprehensive loss (net of tax of $4,234, $4,234, and $4,271, respectively)	$(16,590)	$(16,669)	$(16,069)

Stock-Based Compensation

Stock-based compensation expense for restricted stock units is comprised of both Deferred Awards and Performance Awards. Deferred awards only require each recipient to complete a service period for the awards to be earned. The fair value of Deferred Awards is based on the closing price of the Company’s common stock on the grant date.

Performance Awards have, in addition to a service requirement, financial performance criteria, event criteria and/or stock performance criteria that must be achieved for the awards to be earned. The Performance Awards granted in Fiscal 2023 are also subject to a relative total shareholder return (TSR) modifier. The fair value of Performance Awards granted prior to Fiscal 2023, as well as the portion of the Fiscal 2025 and 2024 Performance Awards with financial performance criteria, are based on the closing price of the Company’s common stock on the grant date. The fair value for both the Performance Awards granted in Fiscal 2025, Fiscal 2024 with stock performance criteria and the Performance Awards granted in Fiscal 2023 with a relative TSR modifier are based on the Monte Carlo simulation model. For Performance Awards granted in Fiscal 2025 with event criteria, the award vests at 100% of the Target Shares upon the occurrence of the event within a specified amount of time, absent which the award expires unvested.

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

The following table summarizes the components of basic and diluted EPS:

(in thousands except per share data)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Net income (loss)	$5,508	$6,233	$(130,684)
Basic weighted average shares outstanding	30,675	31,213	31,970
Dilutive impact of stock awards	358	451	—
Diluted weighted average shares outstanding	31,033	31,664	31,970
Earnings (loss) per share
Basic	$0.18	$0.20	$(4.09)
Diluted	$0.18	$0.20	$(4.09)

Anti-dilutive shares excluded from diluted earnings (loss) per common share calculation	50	285	1,021

Stock awards are considered anti-dilutive based on the application of the treasury stock method or in the event of a net loss.

Repurchases of Common Stock

Shares of the Company’s common stock may be repurchased by the Company through open market transactions. The par value of the shares retired was charged against Common stock and the remaining purchase price, including any broker commissions and excise taxes paid, was either (i) allocated between Additional paid-in capital and Retained earnings, or (ii) charged directly against Additional paid-in capital. To the extent the shares are repurchased at a price less than that of initial issuance, or to the extent the Company does not have sufficient reserves in Retained earnings at the time of repurchase, the excess of the purchase price over par value is accounted for entirely as a deduction from Additional paid-in capital. The Company retired all shares that were purchased through the 2024 Share Repurchase Program. See Note 6, Stockholders’ Equity.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which includes requirements that an entity disclose specific categories in the rate reconciliation table and provide additional information for reconciling items that are greater than five percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate. The standard also requires that entities disclose income (or loss) from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) each disaggregated between domestic and foreign. ASU 2023-09 is effective for the annual periods beginning after December 15, 2024. The Company retrospectively adopted ASU 2023-09 in Fiscal 2025. See Note 11, Income Taxes.

Recently Issued Accounting Pronouncements Not Yet Adopted

In September 2025, the FASB issued Accounting Standards Update (ASU) 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software to current development practices, clarifies when to begin capitalizing costs and enhances disclosure requirements. This update is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact of ASU 2025-06 on the Company’s Consolidated Financial Statements.

In July 2025, the FASB issued Accounting Standards Update (ASU) 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides targeted relief for entities estimating expected credit losses on short-term receivables and contract assets under Topic 606. The guidance allows entities to bypass the requirement to incorporate macroeconomic data into their forecasts when such data is not expected to materially affect the estimate. ASU 2025-05 is effective for the annual periods beginning after December 15, 2025. The Company is currently assessing the impact of ASU 2025-05 on the Company’s Consolidated Financial Statements.

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

The following table summarizes the Company’s ABL Facility borrowing availability:

	January 30, 2026	January 31, 2025
(in thousands)	Amount	Amount
ABL Facility limit	$225,000	$275,000
Borrowing Base	133,624	140,202

Outstanding borrowings	—	—
Outstanding letters of credit	10,978	10,888
ABL Facility utilization at end of period	$10,978	$10,888

ABL Facility borrowing availability	$122,646	$129,314

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

As of January 30, 2026 and January 31, 2025, the Company had no borrowings outstanding under the ABL Facility.

Long-Term Debt

The Company’s long-term debt consisted of the following:

	January 30, 2026		January 31, 2025
(in thousands)	Amount	Interest Rate	Amount	Interest Rate
Term Loan Facility	$234,000	12.04%	$247,000	12.66%
Less: Current portion of long-term debt	13,000		13,000
Less: Unamortized debt issuance costs	6,789		9,112
Long-term debt, net	$214,211		$224,888

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

Maturity; Amortization and Prepayments

The ABL Facility maturity date is the earlier of (a) March 28, 2030 and (b) September 29, 2028 if, on or prior to such date, the Term Loan Facility has not been refinanced, extended or repaid in full in accordance with the terms thereof and not replaced with other indebtedness.

The Term Loan Facility matures on December 29, 2028, and amortizes at a rate equal to 1.25% per quarter. Depending upon the Company’s Total Leverage Ratio, as defined in the Term Loan Facility, mandatory prepayments in an amount equal to a percentage of the Company’s excess cash flows in each fiscal year, ranging from 0% to 75% are required. The Term Loan Facility also has typical prepayment requirements for the proceeds of certain asset sales, casualty events and extraordinary receipts. Voluntary prepayment and certain mandatory prepayments made (i) between December 30, 2025 and December 29, 2026, would result in a prepayment premium equal to 1% of the principal amount of the loan prepaid, (ii) between December 30, 2026 and December 29, 2027, would result in a prepayment premium equal to 0.5% of the principal amount of the loan prepaid and (iii) thereafter no prepayment premium is due.

The Company’s aggregate scheduled maturities of the Debt Facilities as of January 30, 2026 are as follows:

(in thousands)
2026	$13,000
2027	13,000
2028	208,000
2029	—
2030	—
Total	$234,000

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

As of January 30, 2026, the Company was in compliance with its financial covenants in the Debt Facilities.

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

NOTE 4. LEASES

The following table summarizes the Company’s components of lease expense, primarily related to Company Operated stores, which is included in Selling and administrative expense in the Consolidated Statements of Operations:

(in thousands)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Operating lease expense	$5,195	$5,718	$6,340
Variable lease expense	2,013	2,529	2,572
Total lease expense	$7,208	$8,247	$8,912

Short-term lease cost was not material for Fiscal 2025 and Fiscal 2023. Short-term lease cost was $1.4 million for Fiscal 2024.

Supplemental balance sheet information related to operating leases are as follows:

($'s in thousands)	Fiscal 2025	Fiscal 2024
Operating lease right-of-use asset	$15,680	$20,373
Lease liability – current	4,434	4,534
Lease liability – long-term	14,264	20,007
Weighted average remaining lease term in years	4.4	5.3
Weighted average discount rate	6.64%	6.71%

Supplemental cash flow information related to operating leases are as follows:

(in thousands)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Operating cash outflows from operating leases	$6,349	$7,980	$8,060
Operating lease right-of-use-assets (reversal) obtained in exchange for lease liabilities	(959)	302	(2,236)

Maturities of operating lease liabilities as of January 30, 2026 are as follows:

(in thousands)
2026	$5,517
2027	5,282
2028	4,514
2029	3,100
2030	1,843
Thereafter	1,262
Total operating lease payments	21,518
Less imputed interest	2,820
Present value of lease liabilities	$18,698

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

The grant date fair value of the Performance Awards granted in Fiscal 2025 and Fiscal 2024 with financial performance criteria and event criteria, are based on the closing price of the Company’s common stock on the grant date. The grant date fair value for the Performance Awards granted in Fiscal 2025 and Fiscal 2024 with stock performance criteria and the Performance Awards granted in Fiscal 2023 with a relative TSR modifier are based on the Monte Carlo simulation model.

iii.
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

iv.
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

The following table provides a summary of the Company’s stock-based compensation expense, which is included in Selling and administrative expense in the Consolidated Statements of Operations:

(in thousands)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Deferred awards	$3,381	$3,541	$3,491
Performance awards (1)	1,784	917	(87)
Option awards	312	415	423
Total stock-based compensation expense	$5,477	$4,873	$3,827

(1)
Net credit expense for Fiscal 2023 includes a reduction of the accrual for Performance Awards based on actual and projected results relative to performance measures and forfeitures.

Deferred Awards

The following table provides a summary of the Deferred Awards activity for Fiscal 2025, Fiscal 2024 and Fiscal 2023.

	Fiscal Year Ended
	January 30, 2026		January 31, 2025		February 2, 2024
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Deferred Awards at beginning of year	757	$10.63	959	$11.44	906	$16.46
Granted	332	11.27	314	11.40	844	8.53
Vested	(309)	11.98	(284)	14.32	(449)	12.21
Forfeited	(121)	9.62	(232)	10.48	(342)	16.53
Deferred Awards at end of year	659	$10.51	757	$10.63	959	$11.44

Total unrecognized stock-based compensation expense related to unvested Deferred Awards was approximately $3.7 million as of January 30, 2026, which is expected to be recognized ratably over a weighted average period of 1.7 years. The total fair value of Deferred Awards vested during Fiscal 2025 and Fiscal 2024 was $3.7 million and $4.1 million, respectively. Deferred Awards granted to employees during Fiscal 2025 vest over a period of three years.

Performance Awards

The following table provides a summary of the Performance Awards activity for Fiscal 2025, Fiscal 2024 and Fiscal 2023:

	Fiscal Year Ended
	January 30, 2026		January 31, 2025		February 2, 2024
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Performance Awards at beginning of year	692	$10.99	607	$13.14	355	$24.39
Granted	714	10.39	264	10.30	567	9.74
Change in estimate - performance	—	—	(57)	29.95	—	—
Vested	—	—	—	—	—	-
Forfeited	(157)	10.00	(122)	11.46	(315)	19.68
Performance Awards at end of year	1,249	$10.23	692	$10.99	607	$13.14

Total unrecognized stock-based compensation expense related to unvested Performance Awards was approximately $2.9 million as of Fiscal 2025 which is expected to be recognized ratably over a weighted average period of 1.9 years. Additionally, total unrecognized stock-based compensation expense related to Performance Awards with event criteria was approximately $3.6 million, which is not expected to be recognized unless and until the event is probable of occurring. The Performance Awards granted to employees during Fiscal 2025 vest, if earned, after completion of the applicable performance period. The fair value of the 133,984 Performance Awards with stock performance criteria granted during Fiscal 2025 was estimated at $7.81 per share on the grant date using a Monte Carlo simulation.

Options Awards

The following table provides a summary of the changes in outstanding Options Awards for Fiscal 2025, Fiscal 2024 and Fiscal 2023.

	Fiscal Year Ended
	January 30, 2026		January 31, 2025		February 2, 2024
	Option Awards	Weighted Average Exercise Price per Share	Option Awards	Weighted Average Exercise Price per Share	Option Awards	Weighted Average Exercise Price per Share
(in thousands, except per share amounts)
Option Awards outstanding at beginning of year	217	$13.34	511	$16.08	511	$16.08
Granted	—	—	—	—	—	—
Vested	—	—	—	—	—	—
Exercised	(84)	10.81	—	—	—	—
Forfeited	—	—	(294)	18.1	—	—
Option Awards outstanding at end of year	133	$14.93	217	$13.34	511	$16.08

The following table provides a summary of information about the Option Awards vested and expected to vest during the contractual term, as well as Option Awards exercisable, as of January 30, 2026:

	Option Awards	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
(in thousands, except per share and contractual life amounts)
Option Awards vested and expected to vest	133	4.7	$14.93	584
Option Awards exercisable	133	4.7	$14.93	584

There is no unrecognized stock-based compensation expense related to Option Awards as of January 30, 2026.

NOTE 6. STOCKHOLDERS’ EQUITY

Share Repurchase Program

On March 15, 2024, the Company announced that its Board of Directors authorized the Company to repurchase up to $25.0 million of the Company’s common stock through March 31, 2026 (the “2024 Share Repurchase Program”). Under the 2024 Share Repurchase Program, the Company may repurchase its common stock through open market purchases, in privately negotiated transactions, or by other means in accordance with federal securities laws, including Rule 10b-18 of the Exchange Act. The amount and timing of purchases will be determined by the Company’s management depending upon market conditions and other factors and may be made pursuant to a Rule 10b5-1 trading plan. The 2024 Share Repurchase Program may be suspended or discontinued at any time. As of January 30, 2026, additional purchases of up to $9.0 million could be made under the 2024 Share Repurchase Program. All repurchases are subject to compliance with the Term Loan Facility which imposes a per fiscal year limitation on share repurchases.

The following table summarizes the Company’s share repurchases during Fiscal 2025 and Fiscal 2024:

(in thousands except per share amounts)	January 30, 2026	January 31, 2025
Number of shares repurchased	490	774
Total cost	$4,502	$11,501
Average per share cost	$9.20	$14.85

The Company retired all shares that were repurchased through the 2024 Share Repurchase Program during Fiscal 2025 and Fiscal 2024. In accordance with FASB ASC 505—Equity, the par value of the shares retired was charged against Common stock and the remaining purchase price, including any broker commissions and excise taxes paid, was either (i) allocated between Additional paid-in capital and Retained earnings, or (ii) charged directly against Additional paid-in capital. To the extent the shares are repurchased at a price less than that of initial issuance, or to the extent the Company does not have sufficient reserves in Retained earnings at the time of repurchase, the excess of the purchase price over par value is accounted for entirely as a deduction from Additional paid-in capital.

NOTE 7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	January 30, 2026	January 31, 2025
Deferred gift card revenue	$31,350	$34,746
Accrued employee compensation and benefits	28,706	26,105
Reserve for sales returns and allowances	14,096	15,156
Accrued property, sales and other taxes	5,319	6,338
Deferred revenue	3,019	6,584
Accrued interest	1,705	2,662
Other	6,873	7,145
Total Accrued expenses and other current liabilities	$91,068	$98,736

NOTE 8. FAIR VALUE MEASUREMENTS OF FINANCIAL ASSETS AND LIABILITIES

Cash and cash equivalents and restricted cash is reflected on the Consolidated Balance Sheets at fair value based on Level 1 inputs. Cash and cash equivalents and restricted cash amounts are valued based upon statements received from financial institutions. The fair value of restricted cash was $0.6 million and $2.6 million as of January 30, 2026 and January 31, 2025, respectively.

Carrying amounts and fair values of long-term debt, including current portion, in the Consolidated Balance Sheets are as follows:

	January 30, 2026		January 31, 2025
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$234,000	$235,780	$247,000	$251,690

The Company’s valuation of long-term debt, including current portion, at fair value is considered a Level 3 instrument under the fair value hierarchy. The Company’s valuation techniques include the Black-Derman-Toy (“BDT”) model as well as market inputs from management. The BDT modeling approach is particularly relevant given the Term Loan Facility’s features, including the optional redemption provision. There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis as of January 30, 2026 and January 31, 2025.

NOTE 9. GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSET

The Company’s intangible assets, consisting of a goodwill and trade name, were originally valued in connection with a business combination accounted for under the purchase accounting method. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill was fully impaired in Fiscal 2023.

In Fiscal 2025, the Company classified its trade name as an asset held for sale. See Note 10, Asset Held for Sale.

The following table summarizes the activity of the Company’s Goodwill and Intangible asset:

(in millions)	Goodwill	Intangible asset, net
Balance January 31, 2025
Gross amount	$110.0	$257.0
Accumulated impairment losses	(110.0)	—
Carrying Value	—	257.0
Balance January 30, 2026
Gross amount	110.0	257.0
Accumulated impairment losses	(110.0)	—
Reclassified to asset held for sale	—	(257.0)
Carrying Value	$—	$—

There was no impairment of the trade name during any period presented.

NOTE 10. ASSET HELD FOR SALE

As of January 30, 2026, the Company classified its trade name with a carrying value of $257.0 million as an asset held for sale in accordance with ASC 360, following the decision to enter into a Membership Interest Purchase Agreement (“MIPA”) with WHP Global (“WHP”). Under the MIPA, the Company will contribute all of its intellectual property and related assets associated with the “Lands’ End” brand, including the trade name, to a new joint venture that will be owned 50/50 by Lands’ End and WHP Global. See Note 14, Pending WHP Transaction.

The asset held for sale was measured at the lower of its carrying amount of fair value less cost to sell. No impairment adjustment was required as fair value less cost to sell exceeded the carrying value.

There were no assets classified as held for sale as of January 31, 2025, and comparative figures for the prior period have not been restated.

NOTE 11. INCOME TAXES

The Company’s income (loss) before income taxes in the United States and in foreign jurisdictions is as follows:

(in thousands)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Income (loss) before income taxes
United States	$20,948	$17,535	$(126,745)
Foreign	(13,197)	(7,039)	(5,072)
Total income (loss) before income taxes	$7,751	$10,496	$(131,817)

Certain foreign operations are branches of Lands’ End and are subject to U.S. as well as foreign income tax. The pretax income (loss) by location and the analysis of the income tax provision by taxing jurisdiction are not directly related.

The components of the provision for (benefit from) income taxes are as follows:

(in thousands)	Fiscal 2025	Fiscal 2024	Fiscal 2023
United States	$2,231	$4,065	$(1,482)
Foreign	12	198	349
Total provision (benefit)	$2,243	$4,263	$(1,133)

(in thousands)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Current:
Federal	$414	$(17)	$(3,092)
State	835	700	(192)
Foreign	52	187	338
Total current	1,301	870	(2,946)
Deferred:
Federal	2,541	2,646	(316)
State	(1,559)	736	2,118
Foreign	(40)	11	11
Total deferred	942	3,393	1,813
Total provision (benefit)	$2,243	$4,263	$(1,133)

A reconciliation of the statutory federal income tax rate to the effective income tax rate after the adoption of ASU 2023-09 is as follows:

(in thousands)	Fiscal 2025		Fiscal 2024		Fiscal 2023
Tax at statutory federal tax rate	$1,628	21.0%	$2,204	21.0%	$(27,683)	21.0%
State income taxes, net of federal tax benefit (1)	(572)	(7.4)%	1,134	10.8%	1,522	(1.2)%
Foreign tax effects
Germany
Germany statutory tax rate differential	229	3.0%	166	1.6%	338	(0.3)%
Germany change in valuation allowance	702	9.1%	508	4.8%	1,035	(0.8)%
United Kingdom
United Kingdom statutory tax rate differential	(360)	(4.6)%	(169)	(1.6)%	(143)	0.1%
United Kingdom change in valuation allowance	2,255	29.1%	1,058	10.1%	896	(0.7)%
Other foreign jurisdictions	(42)	(0.5)%	113	1.1%	(39)	0.0%
Effects of changes in tax law	—	—%	—	—%	—	—%
Effects of cross-border tax laws
Germany Branch	(931)	(12.0)%	(674)	(6.4)%	(1,373)	1.0%
United Kingdom Branch	(1,895)	(24.4)%	(888)	(8.5)%	(753)	0.6%
Other	—	—%	28	0.3%	85	(0.1)%
Tax credits	(116)	(1.5)%	(95)	(0.9)%	(85)	0.1%
Changes in valuation allowances	—	—%	—	—%	—	—%
Nontaxable or nondeductible items
Executive compensation	1,355	17.5%	674	6.4%	944	(0.7)%
Impairment	—	—%	—	—%	22,407	(17.0)%
Other	116	1.5%	521	5.0%	1,860	(1.4)%
Changes in unrecognized tax benefits	(126)	(1.6)%	(317)	(3.0)%	(144)	0.1%
Total	$2,243	28.9%	$4,263	40.6%	$(1,133)	0.9%

(1)
The state jurisdictions that contribute the majority (greater than 50%) of the tax effect in this category for all periods presented include California, New York, Minnesota, Massachusetts, and Wisconsin

Deferred tax assets and liabilities consisted of the following:

(in thousands)	January 30, 2026	January 31, 2025
Deferred tax assets
Deferred revenue	$7,784	$8,079
Legal accruals	745	1,183
Deferred compensation	5,847	5,275
Deferred interest	7,975	8,775
Reserve for returns	1,929	2,208
Inventory	2,344	3,210
CTA investment in foreign subsidiaries	4,234	4,234
Operating lease liabilities	4,672	6,089
Other	1,228	1,127
Net operating loss carryforward	20,784	17,618
Total deferred tax assets	57,542	57,798
Less valuation allowance	(20,929)	(18,058)
Net deferred tax assets	$36,613	$39,740

Deferred tax liabilities
Intangible assets	$62,103	$61,919
LIFO reserve	18,055	18,228
Property and equipment	3,950	4,509
Operating lease right-of-use assets	3,913	5,066
Catalog advertising	984	1,468
Total deferred tax liabilities	89,005	91,190
Net deferred tax liability	$52,392	$51,450

As of January 30, 2026, the Company had $123.7 million of federal and state net operating loss (“NOL”) and interest expense carryforwards (generating a $10.7 million deferred tax asset) available to offset future taxable income. The federal carryforwards have an indefinite life. The state NOL carryforwards generally expire between 2026 and 2045 with certain state NOLs and interest expense carryforwards generated after 2017 having indefinite lives. The Company’s foreign subsidiaries had $64.1 million of NOL carryforwards (generating an $18.0 million deferred tax asset) available to offset future taxable income. These foreign NOLs can be carried forward indefinitely, however, a valuation allowance was established since the future utilization of these NOLs is uncertain.

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits (“UTBs”) is as follows:

(in thousands)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Gross UTBs balance at beginning of period	$8,998	$1,141	$1,297
Tax positions related to the prior periods - gross (decreases) increases	(1,120)	7,980	(156)
Settlements	—	(123)	—
Gross UTBs balance at end of period	$7,878	$8,998	$1,141

As of January 30, 2026, the Company had gross UTBs of $7.9 million. Of this amount, $0.7 million would, if recognized, impact its effective tax rate. The remaining liability relates to tax positions for which there are offsetting tax benefits, or the uncertainty was related only to timing. Tax years 2022 through 2026 remain open for examination by the Internal Revenue Service as well as various state and foreign jurisdictions.

The Company classifies interest expense and penalties related to UTBs and interest income on tax overpayments as components of income tax expense. As of January 30, 2026, the total amount of interest expense and penalties recognized on the balance sheet was $0.4 million ($0.4 million net of federal benefit). As of January 31, 2025, the total amount of interest and penalties recognized on the balance sheet was $0.5 million ($0.4 million net of federal benefit). The total amount of net interest expense recognized in the Consolidated Statements of Operations was insignificant for all periods presented. The Company files income tax returns in both the United States and various foreign jurisdictions.

The amount of cash income taxes paid (refunded) by the Company, in accordance with the adoption of ASU 2023-09, is as follows:

(in thousands)	Fiscal 2025
United States	$83
State
Texas	135
Florida	112
North Carolina	63
Massachusetts	52
Louisiana	42
Michigan	(19)
Minnesota	(25)
Illinois	(32)
California	(34)
New Jersey	(146)
Other	26
Foreign
Hong Kong	(635)
Total taxes paid (refunded)	$(378)

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
•
Licensing earns royalties on the use of Lands’ End trademark and fees for fulfillment services provided by the Company.
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

The Company has determined its significant segment expense categories based on amounts regularly provided to the Company’s CODM to evaluate segment profitability and drive strategic decision making. The following presents U.S. Digital segment sales and expenses:

	Fiscal 2025		Fiscal 2024		Fiscal 2023
(in thousands)	Segment	Total	Segment	Total	Segment	Total
Net revenue	$1,162,769	$1,162,769	$1,154,442	$1,154,442	$1,293,178	$1,293,178
All other net revenue (1)		172,377		208,493		179,330
Total consolidated net revenue		$1,335,146		$1,362,935		$1,472,508
Product cost of goods sold	450,856		444,092		553,169
Shipping cost of goods sold	155,555		157,557		190,059
Marketing costs	188,002		179,499		174,701
Variable personnel costs	66,006		75,465		69,584
Other segment expenses (2)	32,707		32,407		39,744
Segment variable profit	$269,643		$265,422		$265,921

(1)
All other net revenue is from Europe eCommerce, Licensing and Retail that does not meet the quantitative thresholds
(2)
Other segment expenses include credit card fees, customer service, webhosting, supplies and other miscellaneous expenses

The reconciliation between segment variable profit to consolidated income (loss) before income taxes is as follows:

(in thousands)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Segment variable profit	$269,643	$265,422	$265,921
All other variable profit (1)	36,990	45,949	26,405
Depreciation expense	(30,169)	(33,772)	(38,465)
Goodwill impairment	-	-	(106,700)
Unallocated corporate expenses (2)	(232,199)	(226,642)	(224,676)
Interest expense	(36,717)	(40,439)	(48,291)
Loss on extinguishment of debt	-	-	(6,666)
Other income (expense), net	203	(22)	655
Income (loss) before income taxes	$7,751	$10,496	$(131,817)

(1)
All other variable profit is from Europe eCommerce, Licensing and Retail that does not meet the quantitative thresholds
(2)
Unallocated corporate expenses include fixed personnel costs, incentive compensation, office occupancy, information technology and professional fees

Net revenue is presented by distribution channel in the following table:

(in thousands)	Fiscal 2025	% of Net Revenue	Fiscal 2024	% of Net Revenue	Fiscal 2023	% of Net Revenue
U.S. eCommerce	$829,812	62.1%	$842,751	61.8%	$930,314	63.2%
Outfitters	241,800	18.1%	228,161	16.7%	269,943	18.3%
Third Party	91,157	6.8%	83,530	6.1%	92,921	6.3%
Total U.S. Digital Segment revenue	1,162,769		1,154,442		1,293,178
Europe eCommerce	90,188	6.8%	103,079	7.6%	112,855	7.7%
Licensing and Retail	82,189	6.2%	105,414	7.8%	66,475	4.5%
Total Net revenue	$1,335,146		$1,362,935		$1,472,508

The geographical allocation of Net revenue is based upon where the product is shipped. The following presents summarized geographical information:

(in thousands)	Fiscal 2025	% of Net Revenue	Fiscal 2024	% of Net Revenue	Fiscal 2023	% of Net Revenue
United States	$1,233,048	92.4%	$1,245,240	91.4%	$1,342,366	91.2%
Europe	92,459	6.9%	105,000	7.7%	114,778	7.8%
Other	9,639	0.7%	12,695	0.9%	15,364	1.0%
Total Net revenue	$1,335,146		$1,362,935		$1,472,508

Other than the United States no geographic region represented more than 10% of Net revenue.

Property and equipment, net by geographical location are as follows:

(in thousands)	Fiscal 2025	Fiscal 2024
United States	$108,508	$109,609
Europe	7,073	5,923
Asia	120	86
Total long-lived assets	$115,701	$115,618

Other than the United States, no geographic region is greater than 10% of total Property and equipment, net.

NOTE 14. PENDING WHP TRANSACTION

On January 26, 2026, the Company entered into a Membership Interest Purchase Agreement (“MIPA”) with WHP Global (“WHP”). Under the MIPA, (i) the Company will contribute all of its intellectual property and related assets associated with the “Lands’ End” brand, including all of the license agreements entered into in connection with

Lands’ End’s licensing business (the “Contributed Assets”) to a newly formed Delaware limited liability company and wholly owned subsidiary of the Company (“IPCo”), and IPCo will assume certain liabilities related to the Contributed Assets and (ii) immediately thereafter, the Company will sell a 50% controlling ownership stake in IPCo, to WHP for an aggregate purchase price of $300 million in cash (“the Transaction”). The Company intends to use the proceeds to, among other things, repay the Term Loan Facility. The closing of the Membership Interests Purchase (the “Closing”) is subject to certain customary closing conditions.

In addition, WHP Global commenced a tender offer for up to $100 million of Lands’ End shares at a price of $45.00 per share. The tender offer will be subject to proration if oversubscribed and will be conditioned on the closing of the Transaction. As a result of the tender offer, WHP Global is expected to own up to 7% of Lands’ End outstanding shares of common stock.

Additionally, in certain WHP Global monetization events, such as a qualifying public listing or majority sale, Lands’ End may have the right or obligation to exchange its interest in the joint venture for equity in WHP Global, at the same valuation multiple as the WHP monetization event.

At the Closing, the Company will enter into a License Agreement, pursuant to which IPCo will grant a license the Company to design, manufacture, sell and promote certain categories of products (including the types of products that the Company designs, manufactures and sells as of the date hereof) in certain channels and in certain jurisdictions, including the United States, Canada, the United Kingdom, Germany, Austria and France. The License Agreement is royalty-bearing and subject to a guaranteed minimum royalty (“GMR”) of $50,000,000 per year (calculated pro rata based on an amount of $50,000,000 for a twelve (12) month period for the first contract year) through the end of the contract year 11, will increase one percent per year for contract years 12-21, and will be $55,231,106 for each contract year thereafter, with different royalty rates due depending on the channel under which products are sold. The initial term of the License Agreement is 10 years following the conclusion of the first contract year, and the License Agreement automatically renews for up to 12 successive renewal terms of 7 years each, unless the Company provides notice of non-renewal at least 24 months prior to the end of the initial or applicable renewal term. The License Agreement is only terminable by IPCo if the Company breaches its obligation to make its required guaranteed minimum payments, or to make undisputed royalty payments, in each case subject to an opportunity to cure such non-payment within a certain period of time.

In connection with the Transaction, the Company entered into certain contingent fee arrangements whereby the amounts owed are due and payable only in the event of closing of the Transaction. Approximately $17.3 million of transaction-related closing costs will become due and payable upon closing. No amount has been recorded associated with these contingent fee arrangements as of January 30, 2026. Additionally, on March 5, 2026, the Company amended the performance awards with event criteria to be eligible upon the Closing and vest over time thereafter, conditioned on continued employment, such that 50% of the outstanding awards will vest upon the Closing, 25% on the first anniversary of the Closing and 25% on December 31, 2027 (provided that the Transaction has closed). The modification date fair value of these amended awards is estimated to be $5.4 million. Transaction-related costs and stock-based compensation expense will be expensed as incurred or upon vesting, as applicable. As the Closing is expected to occur subsequent to January 30, 2026, no transaction-related costs or stock-based compensation expense have been recognized in the accompanying financial statements.

The Company will account for its investment in IPCo under the equity method of accounting.

NOTE 15. SUBESQUENT EVENT

On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act (IEEPA) were not authorized by the statute. The Company is the importer of record for certain merchandise that was previously subject to such tariffs under IEEPA. The ruling does not establish a refund process, and significant uncertainty remains regarding how and when any amounts may be recovered. The Company is evaluating the ruling and potential actions available. Because the process, timing, and amount of any recovery are uncertain, the Company is unable to estimate the financial effects, if any, at this time.

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

Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective as of January 30, 2026.

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

Management, including our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation our management concluded that our internal control over financial reporting was effective as of January 30, 2026. Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting, see Item 8, Financial Statements and Supplementary Data.

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies including our Company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. There have not been any changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended January 30, 2026 that have materially impacted, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the fiscal quarter ended January 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 10 with respect to directors, the audit committee, audit committee financial experts and Section 16(a) beneficial ownership reporting compliance is included under the headings “Item 1. Election of Directors - Committees of the Board,” “Corporate Governance - Director Independence” and in the biographies of the directors contained in “Item 1. Election of Directors,” in our definitive proxy statement for our annual meeting of stockholders to be held on May 7, 2026 (the “2026 Proxy Statement”) which are incorporated herein by reference. With regard to the information required by this item regarding compliance with Section 16(a) of the Exchange Act, information with respect to delinquent Section 16(a) reports, if any, is set forth in our 2026 Proxy Statement under the heading “Other Information - Delinquent Section 16(a) Reports”, and such disclosure, if any, is incorporated herein by reference. The information required by Item 10 with respect to insider trading arrangements and policies is included under the heading “Item 1. Election of Directors - Restrictions related to Equity Transactions; Insider Trading Policy” in the 2026 Proxy Statement, and such disclosure is incorporated herein by reference. The 2026 Proxy Statement will be filed within 120 days after the end of our fiscal year.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth in our 2026 Proxy Statement under Item 1. Election of Directors (i) under the heading “Compensation of Directors,” and (ii) under the heading “Executive Compensation,” under the subheadings “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2025 Fiscal Year End,” “Option Exercises and Stock Vested,” “Employment Arrangements,” “Potential Payments upon Termination of Employment,” “Chief Executive Officer Pay Ratio” and “Policies and Practices Related to the Grant of Certain Equity Awards” (and excluding the information under the heading “Pay Versus Performance”) and is incorporated herein by reference. The material incorporated herein by reference to the information set forth under the heading “Executive Compensation - Compensation Committee Report” of the 2026 Proxy Statement shall be deemed furnished, and not filed, in this Annual Report on Form 10-K and shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, as a result of this furnishing except to the extent that it is specifically incorporated by reference by the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading “Item 1. Election of Directors - Beneficial Ownership of the Company’s Common Stock” of the 2026 Proxy Statement.

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company’s equity compensation plans as of January 30, 2026:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	Weighted-average exercise price of outstanding options, warrants and rights*	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))** (in thousands)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,958	22.00	1,671
Equity compensation plans not approved by security holders***	84	10.81	—
Total	2,042	13.34	1,671

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

*** In connection with commencing employment, our CEO was granted options on November 1, 2022 to purchase 168,081 shares of the Company’s common stock of which all shares were vested (and 84,040 shares were unexercised) as of January 30, 2026, and 115,633 restricted stock units all of which were vested as of January 30, 2026. These awards were made as inducement grants outside of our stockholder approved stock plans in accordance with Nasdaq Listing Rule 5635(c)(4).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the material under the headings “Certain Relationships and Transactions” and “Corporate Governance” of the 2026 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accountant fees and services is incorporated herein by reference to the material under the heading “Item 3. Ratification of Appointment of Independent Registered Public Accounting Firm - Independent Registered Public Accounting Firm Fees” of the 2026 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following information required under this item is filed as part of this report:

1.
Financial Statements

See the listing of Financial Statements included as a part of this Form 10-K in Item 8 of Part II on page 48 of this report.

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

2.2†

Membership Interest Purchase Agreement, dated as of January 26, 2026, by and among Lands’ End, Inc., Lands’ End Direct Merchants, Inc., WH Borrower, LLC, WHP Topco, L.P. and LEWHP LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 26, 2026 (File No. 001-09769)).

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

4.7†

Term Loan Credit Agreement, dated December 29, 2023, by and among Lands’ End, Inc. (as the borrower), the guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC (as administrative agent and collateral agent) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on January 3, 2024 (File No. 001-09769)).

4.8†

Guaranty and Security Agreement, dated December 29, 2023, by and among Lands’ End, Inc., as the Borrower, and the other grantors party thereto and Blue Torch Finance LLC, as Agent (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on January 3, 2024 (File No. 001-09769)).

*4.9	Description of Securities Registered Under Section 12 of the Exchange Act.

10.1	Lands’ End, Inc. Amended and Restated 2017 Stock Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 13, 2019 (File No. 001-09769)).**

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

*10.12	Form of Performance-Based Cash Award Agreement.**

10.13

Letter from Lands’ End, Inc. to Andrew J. McLean relating to employment, dated September 6, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2022 (File No. 001-09769)).**

10.14

Executive Severance Agreement by and between Lands’ End, Inc. and Andrew J. McLean, dated September 6, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 22, 2022 (File No. 001-09769)).**

10.15

Sign-On Nonqualified Stock Option Agreement dated November 1, 2022, by and between Lands’ End, Inc. and Andrew J. McLean (incorporated by reference to Exhibit 99.2 to the Form S-8 filed by Lands’ End, Inc. on November 4, 2022 (File No. 333-268170)).**

10.16

Sign-On Restricted Stock Unit Agreement dated November 1, 2022, by and between Lands’ End, Inc. and Andrew J. McLean (incorporated by reference to Exhibit 99.3 to the Form S-8 filed by Lands’ End, Inc. on November 4, 2022 (File No. 333-268170)).**

10.17

Retention agreement by and between Lands’ End, Inc. and Andrew J. McLean, dated April 7, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2025 (File No. 001-09769)).**

10.18

Letter from Lands’ End, Inc. to Peter L. Gray relating to employment, dated April 21, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 28, 2017 (File No. 001-09769)).**

10.19

Executive Severance Agreement by and between Lands’ End, Inc. and Peter L. Gray, dated April 21, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2021 (File No. 001-09769)).**

10.20

Letter from Lands’ End, Inc. to Peter L. Gray relating to employment, dated January 16, 2023 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2023 (File No. 001-09769)).**

10.21

Retention agreement by and between Lands’ End, Inc. and Peter L. Gray, dated April 7, 2025 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2025 (File No. 001-09769)).**

10.22

Letter from Lands’ End, Inc. to Martin Christopher relating to employment, dated January 30, 2024 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025 (File No. 001-09769)).**

10.23

Amended and Restated Executive Severance Agreement dated March 14, 2025 between Lands’ End, Inc. and Martin Christopher (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025 (File No. 001-09769)).**

10.24

Letter from Lands’ End, Inc. to Bernard McCracken relating to employment, dated September 14, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 27, 2023 (File No. 001-09769)).**

10.25

Amended and Restated Executive Severance Agreement dated March 11, 2025, between Lands’ End, Inc. and Bernard McCracken (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 14, 2025 (File No. 001-09769)).**

10.26

Retention agreement by and between Lands’ End, Inc. and Bernard McCracken, dated April 7, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2025 (File No. 001-09769)).**

*10.27	Letter from Lands’ End, Inc. to Kym Maas relating to employment, dated November 10, 2025.**

*10.28	Executive Severance Agreement dated January 9, 2023 and Amendment No. 1 dated March 14, 2025, by and between Lands’ End, Inc. and Kym Maas.**

*10.29	Retention agreement by and between Lands’ End, Inc. and Kym Maas, dated April 7, 2025.**

10.30

Acknowledgement Agreement Pertaining to the Lands’ End, Inc. Clawback Policy (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2024 (File No. 001-09769)).**

19.1	Lands’ End, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025 (File No. 001-09769))

*21.1	Subsidiaries of Lands’ End, Inc.

*23.1	Consent of Deloitte & Touche LLP.

*31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

***32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Lands’ End, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2024 (File No. 001-09769)).

*101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

*	Filed herewith.
**	A management contract or compensatory plan or arrangement.

***	Furnished herewith.
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

LANDS’ END, INC. (Registrant)
By:	/s/ Bernard McCracken
Name:	Bernard McCracken
Title:	Chief Financial Officer and Treasurer
Date:	March 26, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:		Date:
/s/ Andrew J. McLean	Director and Chief Executive Officer (Principal Executive Officer)	March 26, 2026
Andrew J. McLean

/s/ Bernard McCracken	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 26, 2026
Bernard McCracken

/s/ Josephine Linden	Chair of the Board of Directors	March 26, 2026
Josephine Linden

/s/ Robert Galvin	Director	March 26, 2026
Robert Galvin

/s/ Gordon Hartogensis	Director	March 26, 2026
Gordon Hartogensis

/s/ Elizabeth Leykum	Director	March 26, 2026
Elizabeth Leykum

/s/ John T. McClain	Director	March 26, 2026
John T. McClain

/s/ Alicia Parker	Director	March 26, 2026
Alicia Parker