Form 10-Q
period 2026-05-01
LANDS' END, INC.
filed 2026-06-09
CIK 799288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 1, 2026

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

As of June 7, 2026, the registrant had 30,740,867 shares of common stock, $0.01 par value, outstanding.

LANDS’ END, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MAY 1, 2026

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDS’ END, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	13 Weeks Ended
(in thousands, except per share data)	May 1, 2026	May 2, 2025
Net revenue	$238,916	$261,208
Cost of sales (exclusive of depreciation and amortization)	127,404	128,482
Gross profit	111,512	132,726

Selling and administrative	126,452	123,462
Depreciation and amortization	6,100	8,291
Other operating expense, net	23,068	3,343
Operating loss	(44,108)	(2,370)
Interest expense	5,514	9,265
Gain on WHP Transaction	(491,622)	—
Loss on extinguishment of debt	9,172	—
Other expense (income), net	136	(11)
Income (loss) before income taxes	432,692	(11,624)
Income tax expense (benefit)	101,999	(3,362)
NET INCOME (LOSS)	$330,693	$(8,262)

Earnings (loss) per common share
Basic	$10.74	$(0.27)
Diluted	$10.56	$(0.27)

Weighted average common shares outstanding
Basic	30,778	30,867
Diluted	31,324	30,867

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Comprehensive Operations

(Unaudited)

	13 Weeks Ended
(in thousands)	May 1, 2026	May 2, 2025
NET INCOME (LOSS)	$330,693	$(8,262)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(52)	1,498
COMPREHENSIVE INCOME (LOSS)	$330,641	$(6,764)

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	May 1, 2026	May 2, 2025	January 30, 2026
ASSETS
Current assets
Cash and cash equivalents	$23,122	$18,139	$17,694
Restricted cash	458	2,178	589
Accounts receivable, net	33,788	36,023	41,265
Inventories	299,923	262,372	268,803
Prepaid expenses	34,257	38,237	27,856
Other current assets	1,200	8,180	4,798
Total current assets	392,748	365,129	361,005
Property and equipment, net	120,581	116,010	115,701
Operating lease right-of-use asset	14,815	19,450	15,680
Equity method investment	375,758	—	—
Intangible asset	—	257,000	—
Asset held for sale	—	—	257,000
Other assets	1,798	2,906	1,680
TOTAL ASSETS	$905,700	$760,495	$751,066
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$—	$13,000	$13,000
Accounts payable	119,288	95,077	115,436
Lease liability – current	4,456	4,462	4,434
Accrued expenses and other current liabilities	125,545	83,963	91,068
Total current liabilities	249,289	196,502	223,938
Long-term borrowings under ABL Facility	30,000	40,000	—
Long-term debt, net	—	222,219	214,211
Lease liability – long-term	13,158	18,935	14,264
Deferred tax liabilities	109,275	50,532	52,392
Other liabilities	2,857	2,167	1,966
TOTAL LIABILITIES	404,579	530,355	506,771
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 authorized: 480,000 shares; issued and outstanding: 30,827, 30,635 and 30,575, respectively	309	307	306
Additional paid-in capital	349,927	347,624	349,429
Retained Earnings (accumulated deficit)	167,527	(102,620)	(88,850)
Accumulated other comprehensive loss	(16,642)	(15,171)	(16,590)
TOTAL STOCKHOLDERS’ EQUITY	501,121	230,140	244,295
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$905,700	$760,495	$751,066

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	13 Weeks Ended
(in thousands)	May 1, 2026	May 2, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$330,693	$(8,262)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,100	8,291
Amortization of debt issuance costs	301	686
(Gain) loss on disposal of property and equipment	(25)	11
Gain on WHP Transaction	(491,622)	—
Loss on extinguishment of debt	9,172	—
Stock-based compensation	3,241	920
Deferred income taxes	57,073	(1,119)
Other	(219)	(214)
Change in operating assets and liabilities:
Accounts receivable, net	7,372	12,283
Inventories	(31,493)	4,114
Accounts payable	3,155	(16,396)
Other operating assets	(1,566)	(7,247)
Other operating liabilities	33,638	(15,530)
Net cash used in operating activities	(74,180)	(22,463)
CASH FLOWS FROM INVESTING ACTIVITIES
Sales of property and equipment	39	—
Proceeds from WHP Transaction	300,000	—
Cash contribution to JV	(1,250)
Purchases of property and equipment	(10,219)	(8,286)
Net cash provided by (used in) investing activities	288,570	(8,286)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under ABL Facility	89,000	60,000
Payments of borrowings under ABL Facility	(59,000)	(20,000)
Payments on term loan	(234,000)	(3,250)
Payments on debt extinguishment	(2,437)	—
Payments of debt issuance costs	—	(1,103)
Proceeds from exercise of stock options	908	—
Payments for taxes related to net share settlement of equity awards	(3,378)	(450)
Purchases and retirement of common stock, including excise tax paid	(275)	(2,777)
Net cash (used in) provided by financing activities	(209,182)	32,420
Effects of exchange rate changes on cash, cash equivalents and restricted cash	89	(166)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	5,297	1,505
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	18,283	18,812
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$23,580	$20,317
SUPPLEMENTAL CASH FLOW DATA
Unpaid liability to acquire property and equipment	$3,653	$1,691
Income taxes refunded	(626)	(600)
Interest paid	6,247	8,670
Operating lease right-of-use-assets (reversal) obtained in exchange for lease liabilities	(15)	95

See accompanying Notes to Condensed Consolidated Financial Statements

LANDS’ END, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

				Retained	Accumulated
			Additional	Earnings	Other	Total
	Common Stock Issued		Paid-in	(Accumulated	Comprehensive	Stockholders'
(in thousands)	Shares	Amount	Capital	Deficit)	Loss	Equity
Balance at January 30, 2026	30,575	$306	$349,429	$(88,850)	$(16,590)	$244,295
Net income	—	—	—	330,693	—	330,693
Deemed distribution to shareholders	—	—	—	(74,311)	—	(74,311)
Cumulative translation adjustment, net of tax	—	—	—	—	(52)	(52)
Stock-based compensation expense	—	—	3,241	—	—	3,241
Exercise of stock options	84	—	908	—	—	908
Vesting of restricted shares	430	3	(3)	—	—	—
Common stock withheld related to net share settlement of equity awards	(236)	—	(3,378)	—	—	(3,378)
Purchases and retirement of common stock	(26)	—	(270)	(5)	—	(275)
Balance at May 1, 2026	30,827	$309	$349,927	$167,527	$(16,642)	$501,121

	Common Stock Issued		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 31, 2025	30,843	$309	$349,940	$(94,358)	$(16,669)	$239,222
Net loss	—	—	—	(8,262)	—	(8,262)
Cumulative translation adjustment, net of tax	—	—	—	—	1,498	1,498
Stock-based compensation expense	—	—	920	—	—	920
Vesting of restricted shares	125	1	(1)	—	—	—
Common stock withheld related to net share settlement of equity awards	(42)	—	(450)	—	—	(450)
Purchases and retirement of common stock, including excise taxes	(291)	(3)	(2,785)	—	—	(2,788)
Balance at May 2, 2025	30,635	$307	$347,624	$(102,620)	$(15,171)	$230,140

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BACKGROUND AND BASIS OF PRESENTATION

Description of Business

Lands’ End, Inc. (“Lands’ End” or the “Company”) is a leading digital retailer of solution-based apparel, swimwear, outerwear, accessories, footwear, home products and uniforms. Lands’ End offers products online at www.landsend.com, through third-party distribution channels, and its own Company Operated stores. Lands’ End also offers products to businesses and schools, for their employees and students, through the Outfitters distribution channel. Lands’ End is a classic American lifestyle brand that creates solutions for life’s every journey. References to www.landsend.com do not constitute incorporation by reference of the information at www.landsend.com, and such information is not part of this Quarterly Report on Form 10-Q or any other filings with the SEC, unless otherwise explicitly stated.

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
•
First Quarter 2026 – The 13 weeks ended May 1, 2026
•
First Quarter 2025 – The 13 weeks ended May 2, 2025

•
Fiscal 2026 – The 52 weeks ending January 29, 2027

•
Fiscal 2025 – The 52 weeks ended January 30, 2026

•
Fiscal 2024 – The 52 weeks ended January 31, 2025

•
GAAP – Accounting principles generally accepted in the United States

•
JV – Joint venture with WHP Global in which the Company owns 50% of the joint venture entity, LE Topco, LLC

•
Option Awards – Stock option awards

•
Performance Awards – Performance-based stock awards

•
SEC – United States Securities and Exchange Commission

•
SOFR – Secured Overnight Funding Rate

•
Target Shares – Number of restricted stock units awarded to a recipient which reflects the number of shares to be delivered based on achievement of target performance goals

•
Term Loan Facility – Term loan credit agreement, dated as of December 29, 2023, among the Company, Blue Torch Capital, as Administrative Agent and Collateral Agent, and the lenders party thereto
•
WHP Global – WH Topco, L.P. (d/b/a WHP Global)
•
WHP Transaction – The transaction which, (i) the Company contributed all of its intellectual property and related assets associated with the “Lands’ End” brand, including all of the license agreements entered into in connection with Lands’ End’s licensing business (the “Contributed Assets”) to LE Topco, LLC (the “JV”) a newly formed Delaware limited liability company and wholly owned subsidiary and (ii) immediately thereafter, the Company sold a 50% controlling ownership stake in the JV to WHP Global

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Lands’ End, Inc. and its subsidiaries. The Company holds a 50% interest in the JV, which it accounts for under the equity method. All intercompany transactions and balances have been eliminated.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all material adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. Dollar amounts are reported in thousands, except per share data, unless otherwise noted. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Lands’ End Annual Report on Form 10-K filed with the SEC on March 26, 2026.

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

Restructuring and Other Costs

The Company has incurred restructuring and other charges related to cost optimization of business operations and exploring strategic alternatives. During First Quarter 2026 and First Quarter 2025, the Company incurred ongoing costs related to exploring strategic alternatives for the Company to maximize shareholder value and has included those costs as part of restructuring and other. This process culminated in the WHP Transaction. Additionally, during First Quarter 2025, the Company reduced approximately 6% of its corporate office positions and incurred restructuring charges, primarily severance and benefit and other related costs. The reductions in the corporate office positions were made to better align with the evolving needs of the business and to invest in key growth areas.

The following table summarizes the restructuring and other costs recognized in Other operating expense, net in the Condensed Consolidated Statement of Operations for the 13 weeks ended May 1, 2026 and May 2, 2025:

	13 Weeks Ended
(in thousands)	May 1, 2026	May 2, 2025
Employee severance and benefit costs	$562	$2,647
Strategic alternatives and other costs	22,728	685
Total restructuring and other	$23,290	$3,332

Included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets are approximately $2.1 million of Strategic alternatives and other costs and $0.7 million of Employee severance and benefit costs as of May 1, 2026 and approximately $1.8 million of Employee severance and benefit costs and $0.7 million of Strategic alternatives and other costs as of May 2, 2025.

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In September 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software to current development practices, clarifies when to begin capitalizing costs and enhances disclosure requirements. This update is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact of ASU 2025-06 on the Company’s Condensed Consolidated Financial Statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides targeted relief for entities estimating expected credit losses on short-term receivables and contract assets under Topic 606. The guidance allows entities to bypass the requirement to incorporate macroeconomic data into their forecasts when such data is not expected to materially affect the estimate. ASU 2025-05 is effective for the annual periods beginning after December 15, 2025. The Company is currently assessing the impact of ASU 2025-05 on the Company’s Condensed Consolidated Financial Statements.

In November 2024, the FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). Under ASU 2024-03, a public entity is required to disclose information about purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion for each income statement line item that contains those expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. ASU 2024-03 allows for early adoption and requires either prospective adoption to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. The Company is currently assessing the impact of ASU 2024-03 on the Company’s Condensed Consolidated Financial Statement disclosures.

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

The following table summarizes the components of basic and diluted earnings (loss) per share:

	13 Weeks Ended
(in thousands, except per share amounts)	May 1, 2026	May 2, 2025
Net income (loss)	$330,693	$(8,262)

Basic weighted average common shares outstanding	30,778	30,867
Dilutive impact of stock awards	546	—
Diluted weighted average common shares outstanding	31,324	30,867

Earnings (loss) per share
Basic	$10.74	$(0.27)
Diluted	$10.56	$(0.27)

Anti-dilutive shares excluded from diluted earnings (loss) per common share calculation	58	746

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

	13 Weeks Ended
(in thousands)	May 1, 2026	May 2, 2025
Beginning balance: Accumulated other comprehensive loss (net of tax of $4,234 and $4,234, respectively)	$(16,590)	$(16,669)
Other comprehensive (loss) income:
Foreign currency translation adjustments (net of tax of $189 and $(202), respectively)	(52)	1,498
Ending balance: Accumulated other comprehensive loss (net of tax of $4,423 and $4,032, respectively)	$(16,642)	$(15,171)

No amounts were reclassified out of Accumulated other comprehensive loss during any of the periods presented.

NOTE 5. EQUITY METHOD INVESTMENT

The Company accounts for investments through which it exercises significant influence but does not have control over the investee under the equity method. Under the equity method, the Company recorded its investment in the investee on the balance sheet initially at cost, and subsequently adjusts the carrying amount based on its share of the investee's net income or loss. Distributions received from the investee are recognized as a reduction of the carrying amount of the investment. The Company's share of equity (income)/losses and other adjustments associated with these equity investments are included in Other operating expense, net in the Condensed Consolidated Statements of Operations, and classified as a component of operating loss since the equity method investee’s operations are considered integral to the Company’s business. The carrying value for the Company's equity investment is reported in Equity method investment on the Condensed Consolidated Balance Sheets.

The following table is a summary of the Company’s Equity method investment:

	May 1, 2026
(in thousands)	% of Ownership	Balance Sheet Location	Balance
LE Topco, LLC	50.00%	Equity Method Investment	$375,758

Equity Method Investment with WHP Global

On January 26, 2026, the Company entered into a Membership Interest Purchase Agreement (“MIPA”) with WH Topco, L.P., a Delaware limited partnership doing business as WHP Global. On April 1, 2026 the MIPA and related transactions were closed and funded (the “Closing”), pursuant to which, (i) the Company contributed all of its intellectual property and related assets associated with the “Lands’ End” brand, including all of the license agreements entered into in connection with Lands’ End’s licensing business (the “Contributed Assets”) to LE Topco, LLC (the “JV”) a newly formed Delaware limited liability company and wholly owned subsidiary and (ii) immediately thereafter, the Company sold a 50% controlling ownership stake in the JV to WHP Global for an aggregate purchase price of $300 million in cash, and contributed initial cash of $1.25 million to the JV.

In addition, WHP Global completed a tender offer for $100 million of Lands’ End shares at a price of $45.00 per share. As a result of the tender offer, WHP Global owns approximately 7.2% of Lands’ End outstanding shares of common stock and is now considered a related party.

At the Closing, the Company entered into a License Agreement, pursuant to which the JV granted a license to the Company to design, manufacture, sell and promote certain categories of products (including the types of products that the Company designed, manufactured and sold as of the date of the License Agreement) in certain channels and in certain jurisdictions, including the United States, Canada, the United Kingdom, Germany, Austria and France. The License Agreement is royalty-bearing and subject to a guaranteed minimum royalty (“GMR”) of $50,000,000 per year (calculated pro rata based on an amount of $50,000,000 for a twelve (12) month period for the first contract year) through the end of the contract year 11, will increase one percent per year for contract years 12-21, and will be $55,231,106 for each contract year thereafter, with different royalty rates due depending on the channel under which products are sold. The initial term of the License Agreement is 10 years following the conclusion of the first contract year, and the License Agreement automatically renews for up to 12 successive renewal terms of 7 years each, unless the Company provides notice of non-renewal at least 24 months prior to the end of the initial or applicable renewal term. The License Agreement is only terminable by the JV if the Company breaches its obligation to make its required guaranteed minimum payments, or to make undisputed royalty payments, in each case subject to an opportunity to cure such non-payment within a certain period of time. Additionally, pursuant to the WHP Transaction, in certain WHP Global monetization events, such as a qualifying public listing or majority sale, Lands’ End may have the right or obligation to exchange its interest in the JV for equity in WHP Global, at the same valuation multiple as the WHP Global monetization event.

Under the derecognition guidance from ASC 810, the Company derecognized the intellectual property assets at their carrying amount upon their contribution to the JV. In exchange for the Company's contribution of its intellectual property assets to the JV, WHP Global invested $300.0 million for a 50% stake in the JV. Separately, and as a closing condition, WHP Global completed a tender offer for $100 million of Lands’ End issued shares at a price of $45.00 per share. For accounting purposes, the difference between the purchase price paid by WHP Global in the tender offer and the trading price of the Company’s common stock on the day of the closing of the transaction in the amount of $74.3 million was treated as additional consideration for the sale of the 50% stake in the JV and a corresponding deemed distribution to shareholders. The Company did not receive or distribute this cash consideration.

The Company determined that the cash invested, along with the difference between the Company’s closing price of the common stock on the day of the closing of the transaction implied a fair value of the JV of $748.6 million. The carrying amount of the intellectual property assets was $257.0 million, previously classified as Asset Held for Sale as of January 30, 2026, resulting in a gain of $491.6 million included in Gain on WHP Transaction on the Condensed Consolidated Statements of Operations.

Summary Financial Information for Equity Method Investment

Summarized financial information related to the Company’s equity method investment in the JV is reflected below:

13 Weeks Ended
(in thousands)	May 1, 2026 (1)
Revenue	$4,227
Gross profit	4,227
Operating expenses	440
Intangible asset amortization	3,393
Total operating expenses	3,833
Net earnings	$394
Earnings attributable to the equity method investment	$197
(1)
Represents the period from the closing date of April 1, 2026 to May 1, 2026.

(in thousands)	May 1, 2026
Current assets	$6,232
Non-current assets	745,229
Total assets	$751,461
Current liabilities	420
Total liabilities	$420

NOTE 6. DEBT

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

The following table summarizes the Company’s ABL Facility borrowing availability:

	May 1, 2026		May 2, 2025		January 30, 2026
(in thousands)	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
ABL Facility limit	$225,000		$225,000		$225,000
Borrowing Base	145,791		137,871		133,624

Outstanding borrowings	30,000	5.16%	40,000	6.09%	—
Outstanding letters of credit	11,544		11,030		10,978
ABL Facility utilization at end of period	41,544		51,030		10,978

ABL Facility borrowing availability	$104,247		$86,841		$122,646

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

The ABL Facility fees include (i) commitment fees of 0.20% or 0.30% based upon the average daily unused commitment (aggregate commitment less loans and letter of credit outstanding) under the ABL Facility for the preceding fiscal quarter, (ii) customary letter of credit fees and (iii) customary annual agent fees. The Fifth Amendment extended the maturity date of the ABL Facility to March 28, 2030. Under applicable accounting guidance, certain unamortized debt issuance costs originating from the ABL Facility are deferred and amortized over the extended term of the ABL Facility, and certain unamortized debt issuance costs have been written off. As of May 1, 2026, the Company had $30.0 million of borrowings outstanding under the ABL Facility.

Long-Term Debt

On April 1, 2026, the Company fully repaid the outstanding principal balance of $234.0 million under its Term Loan Facility, together with $0.9 million of accrued and unpaid interest, using proceeds from the WHP Transaction and the Term Loan Facility terminated, including related guarantees. In connection with the repayment, the Company incurred a 1% prepayment premium of $2.3 million and wrote off the remaining unamortized deferred financing costs of $6.9 million. These items resulted in a $9.2 million loss on extinguishment of debt, which is reflected in the Condensed Consolidated Statement of Operations.

The Company’s long-term debt consisted of the following:

	May 1, 2026		May 2, 2025		January 30, 2026
(in thousands)	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Term Loan Facility	$—	—	$243,750	12.41%	$234,000	12.04%
Less: Current portion of long-term debt	—		13,000		13,000
Less: Unamortized debt issuance costs	—		8,531		6,789
Long-term debt, net	$—		$222,219		$214,211

Debt Facilities

Guarantees; Security

All obligations under the Company’s ABL Facility are unconditionally guaranteed by Lands’ End, Inc. and, subject to certain exceptions, each of its existing and future direct and indirect subsidiaries.

The ABL Facility is secured by a first priority security interest in certain working capital assets of the borrowers and guarantors, primarily consisting of inventory and accounts receivable, subject to customary exceptions.

Prior to its repayment on April 1, 2026, the Company’s Term Loan Facility was secured by a second-priority security interest in such working capital assets and a first-priority security interest in certain other assets, including specified fixed assets. Upon repayment in full of the Term Loan Facility on April 1, 2026, all outstanding borrowings under the facility were extinguished and all related liens and guarantees were released.

Representations and Warranties; Covenants

Subject to specified exceptions, the ABL Facility contains customary representations and warranties and restrictive covenants that, among other things, limit Lands’ End, Inc. and its subsidiaries’ ability to incur indebtedness (including guarantees), grant liens, make investments, pay dividends or other distributions, prepay certain indebtedness, and engage in mergers or changes in the nature of their business.

Prior to its repayment on April 1, 2026, the Company’s Term Loan Facility contained financial covenants, including a quarterly maximum total leverage ratio and a monthly minimum liquidity requirement. Upon repayment in full of the Term Loan Facility on April 1, 2026, these covenants ceased to apply.

Under the ABL Facility, if excess availability falls below the greater of 10% of the Loan Cap amount or $12.0 million, the Company is required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0.

The ABL Facility also contains customary affirmative covenants, including reporting requirements such as delivery of periodic financial statements, compliance certificates and notices of certain events, as well as requirements to maintain insurance and, in certain circumstances, provide additional guarantees and collateral.

As of May 1, 2026, the Company was in compliance with all applicable covenants under the ABL Facility.

Events of Default

The ABL Facility includes customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross defaults related to any other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, material judgments and change of control.

NOTE 7. STOCK-BASED COMPENSATION

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

During First Quarter of 2026, the Company modified the Performance Awards granted in Fiscal 2025 with event criteria. The Company modified these awards such that 50% of the Performance Awards would vest upon the closing of the WHP Transaction, with an additional 25% vesting upon the one year anniversary of the closing of the event, and the final 25% upon December 31, 2027. The fair value for the Performance Awards granted in 2025 with event criteria is based on the common stock closing price on the date of modification.

The grant date fair value of the Performance Awards granted in Fiscal 2026 and Fiscal 2025 with financial performance criteria are based on the closing price of the Company’s common stock on the grant date. The grant date fair value of the Performance Awards granted in Fiscal 2025 with event criteria are based on the closing price of the Company’s common stock on the modification date. The grant date fair value for the Performance Awards granted in Fiscal 2025 and Fiscal 2024 with stock performance criteria are based on the Monte Carlo simulation model.

•
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

The following table provides a summary of the Company’s stock-based compensation expense, which is included in Selling and administrative expense and Other operating expense, net in the Condensed Consolidated Statements of Operations:

	13 Weeks Ended
(in thousands)	May 1, 2026	May 2, 2025
Deferred awards	$704	$818
Performance awards (1)	2,537	$(2)
Option awards	—	104
Total stock-based compensation expense	$3,241	$920

(1)
Net credit expense for the 13 weeks ended May 2, 2025 includes a reduction of the accrual for Performance Awards based on actual and projected results relative to performance measures.

Stock-based compensation expense during the 13 weeks ended May 1, 2026 included $2.9 million of Performance Awards granted in 2025 with event criteria recorded in Other operating expense, net and $0.3 million recorded in Selling and administrative expense in the Condensed Consolidated Statements of Operations. During the 13 weeks ended May 2, 2025, all stock-based compensation expense was recorded in Selling and administrative expense in the Condensed Consolidated Statements of Operations.

Deferred Awards

The following table provides a summary of the Deferred Awards activity for the 13 weeks ended May 1, 2026:

	Deferred Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested Deferred Awards as of January 30, 2026	659	$10.51
Granted	313	12.09
Vested	(127)	11.25
Forfeited or expired	(38)	10.31
Unvested Deferred Awards as of May 1, 2026	807	$10.98

Total unrecognized stock-based compensation expense related to unvested Deferred Awards was approximately $6.1 million as of May 1, 2026, which is expected to be recognized ratably over a weighted average period of 2.3 years. The total fair value of Deferred Awards vested during the 13 weeks ended May 1, 2026 and May 2, 2025 was $1.4 million and $2.0 million, respectively.

Performance Awards

The following table provides a summary of the Performance Awards activity for the 13 weeks ended May 1, 2026:

	Performance Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested Performance Awards as of January 30, 2026	1,249	$10.23
Granted	185	12.09
Vested	(306)	13.29
Forfeited or expired	(61)	10.17
Unvested Performance Awards as of May 1, 2026	1,067	$12.05

Total unrecognized stock-based compensation expense related to unvested Performance Awards was approximately $7.3 million as of May 1, 2026 which is expected to be recognized ratably over a weighted average period of 2.2 years. The total fair value of Performance Awards vested during the 13 weeks ended May 1, 2026 was $4.1 million. The fair value of the Performance Awards granted in Fiscal 2025 with event criteria was estimated at $16.24 per share based on the common stock closing price on the date of modification. The fair value of the 133,984 Performance Awards with stock performance criteria granted during the 13 weeks ended May 2, 2025 was estimated at $7.81 per share on the grant date using a Monte Carlo simulation.

Option Awards

The following table provides a summary of the Option Awards activity for the 13 weeks ended May 1, 2026:

	Option Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Option Awards outstanding as of January 30, 2026	133	$14.93
Granted	—	—
Exercised	(84)	10.81
Forfeited	—	—
Expired	—	—
Option Awards outstanding as of May 1, 2026	49	$22.00

The following table provides a summary of information about the Option Awards vested as well as Option Awards exercisable, as of May 1, 2026:

(in thousands, except contractual life and exercise price amounts)	Option Awards	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Option Awards vested	49	1.02	$22.00	$-
Option Awards exercisable	49	1.02	$22.00	$-

There is no unrecognized stock-based compensation expense related to Option Awards as of May 1, 2026.

NOTE 8. STOCKHOLDERS’ EQUITY

Share Repurchase Program

On April 1, 2026, the Company announced that its Board of Directors authorized the Company to repurchase up to $100 million of the Company’s common stock through March 31, 2029 (the “2026 Share Repurchase Program”). Under the 2026 Share Repurchase Program, the Company may repurchase its common stock through open market purchases, in privately negotiated transactions, or by other means in accordance with federal securities laws, including Rule 10b-18 of the Exchange Act. The amount and timing of purchases were determined by the Company’s management depending upon market conditions and other factors and may be made pursuant to a Rule 10b5-1 trading plan. As of May 1, 2026, additional purchases of up to $99.7 million could be made under the 2026 Share Repurchase Program.

On March 15, 2024, the Company announced that its Board of Directors authorized the Company to repurchase up to $25.0 million of the Company’s common stock through March 31, 2026 (the “2024 Share Repurchase Program”). Under the 2024 Share Repurchase Program, the Company repurchased its common stock through open market purchases, in privately negotiated transactions, or by other means in accordance with federal securities laws, including Rule 10b-18 of the Exchange Act. The amount and timing of purchases were determined by the Company’s management depending upon market conditions and other factors and were also made from time to time pursuant to Rule 10b5-1 trading plans. The 2024 Share Repurchase Program expired on March 31, 2026.

The following table summarizes the Company’s share repurchases for the 13 weeks ended May 1, 2026 (under the 2026 Share Repurchase Program) and May 2, 2025 (under the 2024 Share Repurchase Program):

	13 Weeks Ended
(Shares and $ in thousands except average per share cost)	May 1, 2026	May 2, 2025
Number of shares repurchased	26	291
Total cost	$275	$2,771
Average per share cost (1)	$10.71	$9.54

(1)
Average price paid per share excludes broker commissions and excise taxes.

The Company retired all shares that were repurchased through the 2026 Share Repurchase Program and 2024 Share Repurchase Program during the 13 weeks ended May 1, 2026 and May 2, 2025, respectively. In accordance with FASB ASC 505—Equity, the par value of the shares retired was charged against Common stock and the remaining purchase price, including any broker commissions and excise taxes paid, was either (i) allocated between Additional paid-in capital and Retained earnings, or (ii) charged directly against Additional paid-in capital. To the extent the shares are repurchased at a price less than that of initial issuance, or to the extent the Company does not have sufficient reserves in Retained earnings at the time of repurchase, the excess of the purchase price over par value is accounted for entirely as a deduction from Additional paid-in capital.

NOTE 9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	May 1, 2026	May 2, 2025	January 30, 2026
Accrued income taxes	$41,311	$—	$—
Deferred gift card revenue	30,807	33,364	31,350
Accrued employee compensation and benefits	14,071	16,659	28,706
Reserve for sales returns and allowances	11,635	13,333	14,096
Deferred revenue	10,216	5,049	3,019
Accrued property, sales and other taxes	4,360	6,600	5,319
Accrued interest	499	2,421	1,705
Other	12,646	6,537	6,873
Total Accrued expenses and other current liabilities	$125,545	$83,963	$91,068

NOTE 10. FAIR VALUE MEASUREMENTS OF FINANCIAL ASSETS AND LIABILITIES

Cash and cash equivalents and restricted cash is reflected on the Condensed Consolidated Balance Sheets at fair value based on Level 1 inputs. Cash and cash equivalents and restricted cash amounts are valued based upon statements received from financial institutions. The fair value of restricted cash was $0.5 million, $2.2 million and $0.6 million as of May 1, 2026, May 2, 2025 and January 30, 2026, respectively.

Carrying amounts and fair values of long-term debt, including current portion were as follows:

	May 1, 2026		May 2, 2025		January 30, 2026
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$—	$-	$243,750	$239,442	$234,000	$235,780

The Company had no outstanding long-term debt as of May 1, 2026.

Prior to its repayment on April 1, 2026, the fair value of the Term Loan Facility was classified as a Level 3 measurement within the fair value hierarchy. The Company estimated fair value using a combination of valuation techniques, including a Black-Derman-Toy model and observable and unobservable market inputs, reflecting the instrument’s contractual terms, including its optional redemption features. There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis as of May 1, 2026, May 2, 2025 and January 30, 2026.

NOTE 11. INCOME TAXES

Provision for Income Taxes

At the end of each quarter, the Company estimates its effective income tax rate pursuant to ASC 740. The rate for the period consists of the tax rate expected to be applied for the full year to ordinary income adjusted for any discrete items recorded in the period.

The Company recorded tax expense at an overall effective tax rate of 23.6% for the 13 weeks ended May 1, 2026 and a tax benefit of 28.9% for the 13 weeks ended May 2, 2025. The overall effective tax rate for the 13 weeks ended May 1, 2026, varies from the U.S. statutory rate of 21% as a result of state taxes and non-deductible expenses. The overall effective tax rate for the 13 weeks ended May 2, 2025, varies from the U.S. statutory rate of 21% as a result of state taxes and non-deductible expenses.

On April 1, 2026, the Company finalized a joint venture transaction with WHP Global that included sale of 50% interest in its intellectual property. The Company recorded tax expense of $122.2 million as a result of the transaction.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is party to various claims, legal proceedings and investigations arising in the ordinary course of business. Some of these actions involve complex factual and legal issues and are subject to uncertainties. At this time, the Company is not able to either predict the outcome of these legal proceedings or reasonably estimate a potential range of loss with respect to the proceedings. While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on results of operations, cash flows or financial positions taken as a whole.

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

•
Licensing earned royalties on the use of the Lands’ End trademark and any fulfillment fees for fulfillment services provided by the Company through the closing of the WHP Transaction. Effective April 1, 2026, the licensing segment earns fulfillment fees for fulfillment services provided by the Company.

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

The Company has determined its significant segment expense categories based on amounts regularly provided to the Company’s CODM to evaluate segment profitability and drive strategic decision making. The following presents U.S. Digital segment sales and expenses:

	13 Weeks Ended		13 Weeks Ended
	May 1, 2026		May 2, 2025
(in thousands)	Segment	Total	Segment	Total
Net revenue	$205,123	$205,123	$227,752	$227,752
All other net revenue (1)		33,793		33,456
Total consolidated net revenue		$238,916		$261,208
Product cost of goods sold	76,527		83,601
Shipping cost of goods sold	30,514		26,916
Other cost of goods sold (2)	4,207		2,273
Marketing costs	39,502		39,933
Variable personnel costs	14,093		15,570
Other segment expenses (3)	6,207		6,565
Segment variable profit	$34,073		$52,894

(1)
All other net revenue is from Europe eCommerce, Licensing and Retail that does not meet the quantitative thresholds
(2)
Other cost of goods sold includes royalty expense, donations and other miscellaneous cost of goods sold
(3)
Other segment expenses include credit card fees, customer service, webhosting, supplies and other miscellaneous expenses

The reconciliation between segment variable profit to consolidated income (loss) before income taxes is as follows:

	13 Weeks Ended	13 Weeks Ended
(in thousands)	May 1, 2026	May 2, 2025
Segment variable profit	$34,073	$52,894
All other variable profit (1)	4,978	5,844
Depreciation expense	(6,100)	(8,291)
Unallocated corporate expenses (2)	(77,059)	(52,817)
Gain on WHP Transaction	491,622	—
Loss on extinguishment of debt	(9,172)	—
Interest expense	(5,514)	(9,265)
Other income (loss), net	(136)	11
Income (loss) before income taxes	$432,692	$(11,624)

(1)
All other variable profit is from Europe eCommerce, Licensing and Retail that does not meet the quantitative thresholds
(2)
Unallocated corporate expenses include fixed personnel costs, strategic alternative costs, incentive compensation, office occupancy, information technology and professional fees

Net revenue is presented by distribution channel in the following tables:

	13 Weeks Ended	% of Net	13 Weeks Ended	% of Net
(in thousands)	May 1, 2026	Revenue	May 2, 2025	Revenue
Net revenue:
U.S. eCommerce	$153,338	64.2%	$170,747	65.4%
Outfitters	38,494	16.1%	42,923	16.4%
Third Party	13,291	5.6%	14,082	5.4%
Total U.S. Digital Segment Revenue	205,123		227,752
Europe eCommerce	20,527	8.5%	17,851	6.8%
Licensing and Retail	13,266	5.6%	15,605	6.0%
Total Net revenue	$238,916		$261,208

NOTE 14. REVENUE

Net Revenue

Product Sales

Revenue includes sales of merchandise and delivery revenue related to merchandise sold. Substantially all of the Company’s revenue is recognized when control of product passes to customers, which for the U.S. eCommerce, Europe eCommerce, Outfitters and Third Party distribution channels is when the merchandise is received by the customer and for the Retail distribution channel is at the time of sale in the store. The Company recognizes revenue, including shipping and handling fees billed to customers, in the amount expected to be received when control of the Company’s products transfers to customers, and is presented net of various forms of promotions, which range from contractually fixed percentage price reductions to sales returns, discounts and other incentives that may vary in amount. Variable amounts are estimated based on an analysis of historical experience and adjusted as better estimates become available.

The Company’s revenue is disaggregated by distribution channel and geographic location. Revenue by distribution channel is presented in Note 13, Segment Reporting. Revenue by geographic location was:

	13 Weeks Ended
(in thousands)	May 1, 2026	May 2, 2025
Net revenue:
United States	$216,055	$241,063
Europe	21,026	18,319
Other	1,835	1,826
Total Net revenue	$238,916	$261,208

Licensing Agreements

The Company generates revenue from fulfillment services performed on behalf of third-parties for product sold on the Company’s website and fulfilled from the Company’s distribution center. Revenue is recognized over time as fulfillment services are rendered and is included in Net revenue and reported in the Licensing distribution channel. In certain agreements, the Company agreed to provide marketing activities. The Company receives reimbursement for such services at cost. The amount of these reimbursements are recorded as a reduction of Selling and administrative expenses in the Condensed Consolidated Statements of Operations. The amount of these reimbursements was $2.1 million for the 13 weeks ended May 1, 2026 and $1.6 million for the 13 weeks ended May 2, 2025.

Prior to the closing of the WHP Transaction, the Company also generated royalty revenue from licensing the right to use its trademarks to third parties and reported such revenue in the Licensing distribution channel. The license agreements required the licensees to pay the Company a trademark royalty based on net sales as defined in the license agreements. The Company recognized sales-based royalty revenue (i) when a contractually guaranteed minimum is not expected to be met, the minimum is recognized as revenue on a straight-line basis over the contractual period, or (ii) when the contractually guaranteed minimum is expected to be met, revenue is recognized when the related sales of the licensed product occurs.

Contract Liabilities

Contract liabilities consist of payments received in advance of the transfer of control to the customer. As products are delivered and control transfers, the Company recognizes the deferred revenue in Net revenue in the Condensed Consolidated Statements of Operations. The following table summarizes the deferred revenue associated with payments received in advance of the transfer of control to the customer, reported in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets, and amounts recognized through Net revenue for each period presented. The majority of deferred revenue as of May 1, 2026 is expected to be recognized in Net revenue in the fiscal quarter ending July 31, 2026, as products are delivered to customers.

	13 Weeks Ended
(in thousands)	May 1, 2026	May 2, 2025
Deferred revenue beginning of period	$3,019	$6,584
Deferred revenue recognized in period	(2,806)	(6,370)
Revenue deferred in period	10,003	4,835
Deferred revenue end of period	$10,216	$5,049

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

	13 Weeks Ended
(in thousands)	May 1, 2026	May 2, 2025
Balance as of beginning of period	$31,350	$34,746
Gift cards issued	13,817	14,612
Gift cards redeemed	(11,180)	(15,310)
Gift card breakage	(3,180)	(684)
Balance as of end of period	$30,807	$33,364

Refund Liabilities

Refund liabilities, primarily associated with product sales returns and retrospective volume rebates, represent variable consideration and are estimated and recorded as a reduction to Net revenue based on historical experience. Refund liabilities, primarily associated with estimated product returns, were $11.6 million, $13.3 million and $14.1 million as of May 1, 2026, May 2, 2025 and January 30, 2026, respectively, and reported in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Information” below, “Item 1A. Risk Factors” in our Annual Report filed on Form 10-K for the year ended January 30, 2026 and “Part II, Item 1A Risk Factors” of this Quarterly Report on Form 10-Q, for a discussion of the uncertainties, risks and assumptions associated with these statements.

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
•
First Quarter 2026 – The 13 weeks ended May 1, 2026
•
First Quarter 2025 – The 13 weeks ended May 2, 2025
•
Fiscal 2036 – The 52 weeks ending January 30, 2036
•
Fiscal 2026 – The 52 weeks ending January 29, 2027
•
Fiscal 2025 – The 52 weeks ended January 30, 2026
•
Fiscal 2024 – The 52 weeks ended January 31, 2025
•
GAAP – Accounting principles generally accepted in the United States
•
JV – Joint venture with WHP Global in which the Company owns 50% of the joint venture entity, LE Topco, LLC
•
SOFR – Secured Overnight Funding Rate
•
Term Loan Facility – Term loan credit agreement, dated as of December 29, 2023, among the Company, Blue Torch Capital, as Administrative Agent and Collateral Agent, and the lenders party thereto
•
WHP Global – WH Topco, L.P. (d/b/a WHP Global)
•
WHP Transaction – The transaction which, (i) the Company contributed all of its intellectual property and related assets associated with the “Lands’ End” brand, including all of the license agreements entered into in connection with Lands’ End’s licensing business (the “Contributed Assets”) to LE Topco, LLC (the “JV”) a newly formed Delaware limited liability company and wholly owned subsidiary and (ii) immediately thereafter, the Company sold a 50% controlling ownership stake in the JV to WHP Global

•
Year-to-Date 2026 – The 13 weeks ended May 1, 2026
•
Year-to-Date 2025 – The 13 weeks ended May 2, 2025

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

•
Licensing earned royalties on the use of our trademark and any fulfillment fees for fulfillment services provided by us through the closing of the WHP Transaction. Effective April 1, 2026, the licensing segment earns fulfillment fees for fulfillment services provided by us.

•
Retail sells products through the Company Operated stores, located in the U.S.

WHP Transaction

On January 26, 2026, we entered into a Membership Interest Purchase Agreement (“MIPA”) with WH Topco, L.P., a Delaware limited partnership doing business as WHP Global. On April 1, 2026 the MIPA and related transactions were closed and funded (the “Closing”), pursuant to which, (i) we contributed all of our intellectual property and related assets associated with the “Lands’ End” brand, including all of the license agreements entered into in connection with our licensing business (the “Contributed Assets”) to LE Topco, LLC (the “JV”) a newly formed Delaware limited liability company and wholly owned subsidiary and (ii) immediately thereafter, we sold a 50% controlling ownership stake in the JV to WHP Global for an aggregate purchase price of $300 million in cash, and contributed initial cash of $1.25 million to the JV.

In addition, on April 1, 2026, WHP Global completed a tender offer for $100 million of our shares at a price of $45.00 per share. As a result of the tender offer, WHP Global owns approximately 7.2% of our outstanding shares of common stock and is now considered a related party.

At the Closing, we entered into a License Agreement, pursuant to which the JV granted a license to us to design, manufacture, sell and promote certain categories of products (including the types of products that we designed, manufactured and sold as of the date of the License Agreement) in certain channels and in certain jurisdictions, including the United States, Canada, the United Kingdom, Germany, Austria and France. The License Agreement is royalty-bearing and subject to a guaranteed minimum royalty (“GMR”) of $50,000,000 per year (calculated pro rata based on an amount of $50,000,000 for a twelve (12) month period for the first contract year) through the end of the contract year 11, will increase one percent per year for contract years 12-21, and will be $55,231,106 for each contract year thereafter, with different royalty rates due depending on the channel under which products are sold. The initial term of the License Agreement is 10 years following the conclusion of the first contract year, and the License Agreement automatically renews for up to 12 successive renewal terms of 7 years each, unless we provide notice of non-renewal at least 24 months prior to the end of the initial or applicable renewal term. The License Agreement is only terminable by the JV if we breach our obligation to make its required guaranteed minimum payments, or to make undisputed royalty payments, in each case subject to an opportunity to cure such non-payment within a certain period of time. Additionally, in certain WHP Global monetization events, such as a qualifying public listing or majority sale, we may have the right or obligation to exchange our interest in the JV for equity in WHP Global, at the same valuation multiple as the WHP Global monetization event.

We determined that the cash invested, along with the difference between our closing price of the common stock on the day of the closing of the transaction implied a fair value of the JV of $748.6 million. The carrying amount of the intellectual property assets was $257.0 million, previously classified as Asset Held for Sale as of January 30, 2026, resulting in a gain of $491.6 million included in Gain on WHP Transaction on the Condensed Consolidated Statements of Operations.

Macroeconomic Challenges

Macroeconomic issues which impact consumer discretionary spending, such as realized inflation-based price increases and high interest rates have continued to have an impact on our business. Apparel purchases historically have been influenced by domestic and global economic conditions, which may negatively impact customer demand and may require higher levels of promotion in order to attract and retain customers. Macroeconomic challenges may lead to increased cost of raw materials, packaging materials, labor, energy, fuel, debt and other inputs necessary for the production and distribution of our products. Moreover, uncertainty with respect to trade policy and tariffs, including increased tariffs applicable to countries where our vendors manufacture Lands’ End product, may result in an increase in the cost of our products.

In addition, conflict‑related disruptions in global energy markets and shipping lanes in early 2026 have contributed to heightened volatility in crude oil and refined‑product prices and interruptions to certain maritime routes, which may result in higher freight and delivery costs, carrier surcharges, longer transit times, and inventory delays.

Restructuring and Other Costs

We have incurred restructuring and other charges related to cost optimization of business operations and exploring strategic alternatives. During First Quarter 2026 and First Quarter 2025, we incurred ongoing costs related to exploring strategic alternatives to maximize shareholder value and we included those costs as part of restructuring and other. This process culminated in the WHP Transaction. Additionally, during First Quarter 2025, we reduced approximately 6% of corporate office positions and incurred restructuring charges, primarily severance and benefit and other related costs. The reductions in the corporate office positions were made to better align with the evolving needs of the business and to invest in key growth areas.

We incurred $23.3 million and $3.3 million of restructuring and other costs during the First Quarter 2026 and First Quarter 2025, respectively.

As of May 1, 2026, approximately $2.8 million of restructuring and other costs incurred had yet to be paid and are included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Lands’ End, Inc. and its subsidiaries. We hold a 50% interest in the JV, which we account for under the equity method. All intercompany transactions and balances have been eliminated.

Seasonality

We experience seasonal fluctuations in our Net revenue and operating results and historically have realized a significant portion of our net revenue and earnings for the year during our fourth fiscal quarter. We generated approximately 34.0% of our net revenue in the fourth quarters of Fiscal 2025 and Fiscal 2024.

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

Results of Operations

The following tables set forth, for the periods indicated, selected income statement data, both in dollars and as a percentage of Net revenue:

	13 Weeks Ended
(in thousands)	May 1, 2026		May 2, 2025
Net revenue	$238,916	100.0%	$261,208	100.0%
Cost of sales (exclusive of depreciation and amortization)	127,404	53.3%	128,482	49.2%
Gross profit	111,512	46.7%	132,726	50.8%
Selling and administrative	126,452	52.9%	123,462	47.3%
Depreciation and amortization	6,100	2.6%	8,291	3.2%
Other operating expense, net	23,068	9.7%	3,343	1.3%
Operating loss	(44,108)	(18.5)%	(2,370)	(0.9)%
Interest expense	5,514	2.3%	9,265	3.5%
Gain on WHP Transaction	(491,622)	(205.8)%	—	—%
Loss on extinguishment of debt	9,172	3.8%	—	—%
Other expense (income), net	136	0.1%	(11)	(0.0)%
Income (loss) before income taxes	432,692	181.1%	(11,624)	(4.5)%
Income tax expense (benefit)	101,999	42.7%	(3,362)	(1.3)%
NET INCOME (LOSS)	$330,693	138.4%	$(8,262)	(3.2)%

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

•
Other significant non-recurring or non-operational items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of results and are described below:
•
Corporate restructuring and other – composed of costs related to the strategic alternative exploration as well as severance and benefit costs for the 13 weeks ended May 1, 2026 and May 2, 2025.
•
Loss on extinguishment of debt – prepayment premium associated with the repayment of the Term Loan Facility before the scheduled maturity date and the write off of related unamortized debt issuance costs of the Term Loan Facility for the 13 weeks ended May 1, 2026.
•
Unmitigated tariff costs – unmitigated incremental product costs, net of the impact of vendor negotiations, incurred pursuant to International Emergency Economic Powers Act (“IEEPA”) tariffs that were subsequently ruled unlawful by the Supreme Court of the United States on February 20, 2026 for the 13 weeks ended May 1, 2026.
•
JV intangible asset amortization – Lands’ End’s proportionate share of intangible asset amortization expense recorded within the JV’s financial results for the 13 weeks ended May 1, 2026.
•
Exit costs – charges associated to exit kids and footwear lines of business including inventory excess and obsolescence reserves, inventory discounts and operational charges recorded in the 13 weeks ended May 2, 2025 in conjunction with our licensing arrangements commencing in Fiscal 2024.
•
Gain on WHP Transaction – Gain recognized in conjunction with the transfer of the Lands’ End intellectual property to the JV, and immediately thereafter, sale of a 50% controlling ownership stake in the JV to WHP Global for the 13 weeks ended May 1, 2026.

The following table sets forth, for the periods indicated, a reconciliation of Net income (loss) to Adjusted net income (loss) and Adjusted diluted earnings (loss) per share:

Unaudited	13 Weeks Ended
(in thousands, except per share amounts)	May 1, 2026	May 2, 2025
Net income (loss)	$330,693	$(8,262)
Corporate restructuring and other	23,290	3,332
Loss on extinguishment of debt	9,172	—
Unmitigated tariff costs	6,800	—
JV intangible asset amortization	1,697	—
Exit Costs	—	257
Gain on WHP Transaction	(491,622)	—
Tax effects on adjustments (1)	116,460	(746)
ADJUSTED NET LOSS	$(3,510)	$(5,419)
ADJUSTED DILUTED LOSS PER SHARE	$(0.11)	$(0.18)

Diluted weighted average common shares outstanding	31,324	30,867

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

•
Other significant items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of results and are described below:

•
Corporate restructuring and other – composed of costs related to the strategic alternative exploration as well as severance and benefit costs for the 13 weeks ended May 1, 2026 and May 2, 2025.
•
Unmitigated tariff costs – unmitigated incremental product costs, net of the impact of vendor negotiations, incurred pursuant to International Emergency Economic Powers Act (“IEEPA”) tariffs that were subsequently ruled unlawful by the Supreme Court of the United States on February 20, 2026 for the 13 weeks ended May 1, 2026.
•
JV intangible asset amortization – Lands’ End’s proportionate share of intangible asset amortization expense recorded within the JV’s financial results for the 13 weeks ended May 1, 2026.

•
Net gain or loss on disposal of property and equipment – disposal of property and equipment for the 13 weeks ended May 1, 2026 and May 2, 2025.
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

The following table sets forth, for the periods indicated, selected income statement data, both in dollars and as a percentage of Net revenue and a reconciliation of Net income (loss) to Adjusted EBITDA:

Unaudited	13 Weeks Ended
(in thousands)	May 1, 2026		May 2, 2025
Net income (loss)	$330,693	138.4%	$(8,262)	(3.2)%
Income tax expense (benefit)	101,999	42.7%	(3,362)	(1.3)%
Interest expense	5,514	2.3%	9,265	3.5%
Loss on extinguishment of debt	9,172	3.8%	—	—%
Gain on WHP Transaction	(491,622)	(205.8)%	—	—%
Other (income) expense, net	136	0.1%	(11)	(0.0)%
Operating loss	(44,108)	(18.5)%	(2,370)	(0.9)%
Depreciation and amortization	6,100	2.6%	8,291	3.2%
Corporate restructuring and other	23,290	9.7%	3,332	1.3%
Unmitigated tariff costs	6,800	2.8%	—	—%
JV intangible asset amortization	1,697	0.7%	—	—%
Exit costs	—	—%	257	0.1%
(Gain) loss on disposal of property and equipment	(25)	(0.0)%	11	0.0%
Adjusted EBITDA	$(6,246)	(2.6)%	$9,521	3.6%

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

Discussion and Analysis

First Quarter 2026 compared with First Quarter 2025

Net Revenue

Net revenue was $238.9 million for the First Quarter of 2026, a decrease of $22.3 million or 8.5%, from $261.2 million during the First Quarter of 2025. The decrease in revenue was driven primarily by the temporary disruption associated with the rollout of the new warehouse management system and the deliberate pacing of shipments as we ramped our distribution centers back to normal capacity. Excluding the impact of the temporary disruption, we estimate we would have delivered low single-digit revenue growth in the quarter.

U.S. Digital Segment Net revenue was $205.1 million for the First Quarter of 2026, a decrease of $22.6 million or 9.9% from $227.7 million in the First Quarter of 2025.

U.S. eCommerce Net revenue was $153.3 million for the First Quarter of 2026, a decrease of $17.4 million or 10.2%, from $170.7 million during the First Quarter of 2025. The decrease was driven by the temporary disruption associated with the rollout of the new warehouse management system and the deliberate pacing of shipments as we ramped our distribution centers back to normal capacity.

Outfitters Net revenue was $38.5 million for the First Quarter of 2026, a decrease of $4.4 million or 10.3%, from $42.9 million during the First Quarter of 2025. The decrease was driven by the temporary disruption of the new warehouse management system. Customer orders from the business uniform channel remained strong primarily driven by select enterprise accounts.

Third Party Net revenue was $13.3 million for the First Quarter of 2026, a decrease of $0.8 million or 5.7%, from $14.1 million during the First Quarter of 2025. The decrease was primarily due to prioritizing profitable high-quality sales and brand quality over lower-value promotional volume.

Europe eCommerce Net revenue was $20.5 million for the First Quarter of 2026, an increase of $2.6 million or 14.5%, from $17.9 million during the First Quarter of 2025. The increase was primarily due to strategic shift to a franchise-first assortment simplifying the business and improving inventory efficiency.

Gross Profit

Gross profit was $111.5 million for the First Quarter of 2026, a decrease of $21.2 million or 16.0% from $132.7 million during the First Quarter of 2025. Gross margin decreased approximately 410 basis points to 46.7% in the First Quarter of 2026, compared with 50.8% in the First Quarter of 2025. The gross margin decrease was primarily driven by the deleverage created by the temporary distribution center disruption, the new royalty structure associated with the JV and continued tariff headwinds.

Selling and Administrative Expenses

Selling and administrative expenses increased $3.0 million to $126.5 million or 53.0% of Net revenue in the First Quarter of 2026 compared with $123.5 million or 47.3% of Net revenue in the First Quarter of 2025. The approximately 570 basis point increase was driven by deleverage from lower net revenue and investment in digital marketing focused on new customer acquisition.

Depreciation and Amortization

Depreciation and amortization expense decreased $2.2 million to $6.1 million in the First Quarter of 2026 compared with $8.3 million in the First Quarter of 2025. The decrease in depreciation and amortization is primarily driven by lower software depreciation as a result of major software projects becoming fully depreciated.

Other Operating Expense

Other operating expense, net was $23.1 million in the First Quarter of 2026 compared to $3.3 million in the First Quarter of 2025. The increase was primarily driven by restructuring and other costs incurred. See Note 1, Background and Basis of Presentation.

Operating Loss

As a result of the above factors, Operating loss was $44.1 million in the First Quarter of 2026 compared to $2.4 million in the First Quarter of 2025.

Interest Expense

Interest expense was $5.5 million in the First Quarter of 2026 compared to $9.3 million in the First Quarter of 2025. The $3.8 million decrease was primarily driven by lower ABL Facility interest related to lower average outstanding balances and lower applicable interest rates under the Term Loan Facility. As previously announced, we used a portion of the cash proceeds from the WHP Transaction to fully repay the term loan.

Gain on WHP Transaction

Gain on transaction with WHP was $491.6 million in First Quarter of 2026 compared to none in First Quarter of 2025.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $9.2 million in First Quarter of 2026 compared to none in First Quarter of 2025.

Other Expense (Income)

Other expense was insignificant in the First Quarter of 2026 compared to insignificant other income in the First Quarter of 2025.

Income Tax (Benefit) Expense

We recorded income tax expense at an overall effective rate of 23.6% for the First Quarter 2026 and a tax benefit of 28.9% for the First Quarter of 2025, respectively. The overall effective tax rate for the 13 weeks ended May 1, 2026, varies from the U.S. federal statutory rate of 21% as a result of state taxes and non-deductible expenses. The overall effective tax rate for the 13 weeks ended May 2, 2025 varies from the U.S. federal statutory rate of 21% as a result of state taxes and non-deductible expenses.

Net Income (Loss)

As a result of the above factors, Net income was $330.7 million and diluted earnings per share was $10.56 in the First Quarter of 2026 compared with Net loss of $8.3 million and diluted loss per share was $0.27 in the First Quarter of 2025.

Adjusted Net Income (Loss)

Adjusted net loss was $3.5 million and Adjusted diluted loss per share was $0.11 in the First Quarter of 2026 compared to Adjusted net loss of $5.4 million and Adjusted diluted loss per share of $0.18 in the First Quarter of 2025.

Adjusted EBITDA

Adjusted EBITDA was $(6.2) million in First Quarter 2026, a decrease of 165%, compared to $9.5 million in First Quarter 2025.

U.S. Digital Segment Results of Operations

Variable Profit

U.S. Digital Segment variable profit was $34.1 million in the First Quarter of 2026, a decrease of $18.8 million compared to $52.9 million in the First Quarter of 2025. U.S. Digital Segment variable profit was 16.6% of U.S. Digital Segment revenue in the First Quarter of 2026, which is a decrease of 660 basis points compared to 23.2% of U.S. Digital Segment revenue in the First Quarter of 2025. The decrease in variable profit as a percentage of U.S. Digital Segment revenue was driven by the temporary disruption associated with the rollout of the new warehouse management system, the new royalty structure associated with the JV and continued tariff headwinds.

Product cost of goods sold was $76.5 million or 37.3% of U.S. Digital Segment revenue in the First Quarter of 2026 compared to $83.6 million or 36.7% of U.S. Digital Segment revenue in the First Quarter of 2025. Shipping cost of goods sold was $30.5 million or 14.9% of U.S. Digital Segment revenue in the First Quarter of 2026 compared to $26.9 million or 11.8% of U.S. Digital Segment revenue in the First Quarter of 2025. The change in Product and Shipping cost of goods sold as a percentage of U.S. Digital Segment revenue was primarily due to product assortment mix and the temporary disruption associated with the rollout of the new warehouse management system. Marketing expenses were $39.5 million or 19.3% of U.S. Digital Segment revenue in the First Quarter of 2026 compared to $39.9 million or 17.5% of U.S. Digital Segment revenue in the First Quarter of 2025. The increase in Marketing expenses as a percentage of U.S. Digital Segment revenue was primarily due to the temporary disruption associated with the rollout of the new warehouse management system.

Liquidity and Capital Resources

Liquidity

Our primary need for liquidity is to fund working capital requirements of our business, which are inventory purchases, payments on debt, capital expenditures and for general corporate purposes. Our cash and cash equivalents and the ABL Facility serve as sources of liquidity for short-term working capital needs and general corporate purposes. The ABL Facility had a balance outstanding of $30.0 million on May 1, 2026, other than letters of credit. Cash generated from our net revenue and profitability, and to a lesser extent our changes in working capital, are driven by the seasonality of our business, with a significant amount of net revenue and operating cash flows generally occurring in the fourth fiscal quarter of each year. We expect that our cash on hand and cash flows from operations, along with revolving on the ABL Facility, will be adequate to meet our capital requirements and operational needs for at least the next 12 months.

ABL Facility

Our $225.0 million committed revolving ABL Facility, as amended to date, includes a $35.0 million sublimit for letters of credit and is available for working capital and other general corporate liquidity needs. The amount available to borrow is the lesser of (1) the Aggregate Commitments of $225.0 million or (2) the Borrowing Base or Loan Cap which is calculated from Eligible Inventory, Trade Receivables and Credit Card Receivables, all foregoing capitalized terms not defined herein are as defined in the ABL Facility. The balance outstanding on May 1, 2026 and May 2, 2025 was $30.0 million and $40.0 million, respectively. The balance of outstanding letters of credit was $11.5 million and $11.0 million on May 1, 2026 and May 2, 2025, respectively. The borrowing availability under the ABL Facility was $104.2 million and $86.8 million as of May 1, 2026 and May 2, 2025, respectively.

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

The ABL Facility fees include (i) commitment fees of 0.20% or 0.30% based upon the average daily unused commitment (aggregate commitment less loans and letter of credit outstanding) under the ABL Facility for the preceding fiscal quarter, (ii) customary letter of credit fees and (iii) customary annual agent fees. The Fifth Amendment extended the maturity date of the ABL Facility to March 28, 2030. Under applicable accounting guidance, certain unamortized debt issuance costs originating from the ABL Facility are deferred and amortized over the extended term of the ABL Facility, and certain unamortized debt issuance costs have been written off. As of May 1, 2026, we had $30.0 million borrowings outstanding under the ABL Facility.

Long-Term Debt

On April 1, 2026, we fully repaid the outstanding principal balance of $234.0 million under our Term Loan Facility, together with $0.9 million of accrued and unpaid interest, using proceeds from the WHP Transaction. In connection with the repayment, we incurred a 1% prepayment premium of $2.3 million and wrote off the remaining unamortized deferred financing costs of $6.9 million.

These items resulted in a $9.2 million loss on extinguishment of debt, which is reflected in the condensed consolidated statement of operations.

Debt Facilities

Guarantees; Security

All obligations under our ABL Facility are unconditionally guaranteed by Lands’ End, Inc. and, subject to certain exceptions, each of its existing and future direct and indirect subsidiaries.

The ABL Facility is secured by a first priority security interest in certain working capital assets of the borrowers and guarantors, primarily consisting of inventory and accounts receivable, subject to customary exceptions.

Prior to our repayment on April 1, 2026, our Term Loan Facility was secured by a second-priority security interest in such working capital assets and a first-priority security interest in certain other assets, including specified fixed assets. Upon repayment in full of the Term Loan Facility on April 1, 2026, all outstanding borrowings under the facility were extinguished and all related liens and guarantees were released.

Representations and Warranties; Covenants

Subject to specified exceptions, the ABL Facility contains customary representations and warranties and restrictive covenants that, among other things, limit Lands’ End, Inc. and its subsidiaries’ ability to incur indebtedness (including guarantees), grant liens, make investments, pay dividends or other distributions, prepay certain indebtedness, and engage in mergers or changes in the nature of their business.

Prior to its repayment on April 1, 2026, our Term Loan Facility contained financial covenants, including a quarterly maximum total leverage ratio and a monthly minimum liquidity requirement. Upon repayment in full of the Term Loan Facility on April 1, 2026, these covenants ceased to apply.

Under the ABL Facility, if excess availability falls below the greater of 10% of the Loan Cap amount or $12.0 million, we are required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0.

The ABL Facility also contains customary affirmative covenants, including reporting requirements such as delivery of periodic financial statements, compliance certificates and notices of certain events, as well as requirements to maintain insurance and, in certain circumstances, provide additional guarantees and collateral.

As of May 1, 2026, the Company was in compliance with all applicable covenants under the ABL Facility.

Events of Default

The ABL Facility includes customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross defaults related to any other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, material judgments and change of control.

Cash Flows and Capital Expenditures

Cash Flows from Operating Activities

Net cash used in operating activities was $74.2 million during Year-to-Date 2026 compared to Net cash used in operating activities of $22.5 million during Year-to-Date 2025. The increase in net cash used in operating activities was primarily due to the impact of the closing of the JV transaction as well as increased inventory related to the temporary distribution center disruption.

Cash Flows from Investing Activities

Net cash provided by investing activities was $288.6 million Year-to-Date 2026 compared to Net cash used in investing activities of $8.3 million during Year-to-Date 2025. The increase in net cash provided by investing activities was primarily due to the proceeds from the closing of the JV transaction.

For Fiscal 2026, we plan to invest approximately $40.0 million in capital expenditures for strategic investments and infrastructure, primarily in technology and general corporate needs.

Cash Flows from Financing Activities

Net cash used in financing activities was $209.2 million during Year-to-Date 2026, compared to Net cash provided by financing activities of $32.4 million during Year-to-Date 2025. The increase in net cash used in financing activities is primarily due to using the majority of the $300 million in cash proceeds from the JV transaction to fully repay the term loan.

Contractual Obligations and Off-Balance-Sheet Arrangements

During the First Quarter of 2026, the Company repaid in full the outstanding balance of the Term Loan Facility. Additionally, the Company has guaranteed minimum royalty ("GMR") payment obligations of $50.0 million per year through Fiscal 2036. Except for this repayment and the GMR obligations, there have been no other material changes to our contractual obligations and off-balance-sheet arrangements as discussed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2026.

Financial Instruments with Off-Balance-Sheet Risk

The ABL Facility is available for working capital and other general corporate liquidity needs. The balance outstanding on May 1, 2026 and May 2, 2025 was $30.0 million and $40.0 million, respectively. The balance of outstanding letters of credit was $11.5 million and $11.0 million on May 1, 2026 and May 2, 2025, respectively.

Application of Critical Accounting Policies and Estimates

We believe that the assumptions and estimates associated with revenue, inventory valuation, indefinite-lived intangible asset impairment assessments and income taxes have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

For a complete discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended January 30, 2026. There have been no significant changes in our critical accounting policies or their application since January 30, 2026.

Recent Accounting Pronouncements

See Part I, Item 1, Note 2, Recently Issued Accounting Pronouncements Not Yet Adopted, of the Condensed Consolidated Financial Statements (unaudited) included in this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document contains forward-looking statements. Forward-looking statements reflect our current views with respect to, among other things, future events and performance. These statements may discuss, among other things, our variable profit, net sales, gross margin, operating expenses, operating income, net income, adjusted net income, adjusted EBITDA, cash flow, financial condition, financings, impairments, expenditures, growth, strategies, plans, achievements, dividends, capital structure, organizational structure, future store openings, market opportunities, the impact and potential benefits of the WHP Transaction and general market and industry conditions. We generally identify forward-looking statements by words such as “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” “predict,” “believe,” “seek,” “continue,” “outlook,” “may,” “might,” “will,” “should,” “can have,” “likely,” “targeting” or the negative version of these words or comparable words. Forward-looking statements are based on beliefs and assumptions made by management using currently available information. These statements are only predictions and are not guarantees of future performance, actions or events. Also, from time to time we may discuss or present hypothetical or illustrative valuations of our interest in the JV in the event of certain circumstances occurring. There can be no assurance that such valuations will be realized or such events will occur. Forward-looking statements are subject to risks and uncertainties. If one or more of these risks or uncertainties materialize, or if management’s underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include those risks, uncertainties and factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended January 30, 2026 and “Part II, Item 1A Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended May 1, 2026. Forward-looking statements speak only as of the date on which they are made. We expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable securities laws and regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

The Company’s international subsidiaries operate with functional currencies other than the U.S. dollar. Since the Company’s Condensed Consolidated Financial Statements are presented in U.S. dollars, the Company must translate all components of these financial statements from the functional currencies into U.S. dollars at exchange rates in effect during or at the end of the reporting period. Net revenue generated from the Europe eCommerce distribution channel represented approximately 9% of our total Net revenue during the Year-to-Date 2026. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of net revenue, expenses, assets and liabilities. Assuming a 10% change in foreign currency exchange rates, our Net revenue for Year-to-Date 2026 would have increased or decreased by approximately $2.1 million. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our international subsidiaries into U.S. dollars. Foreign currency translation losses, net, for Year-to-Date 2026 totaled approximately $0.1 million related to our international subsidiaries in United Kingdom and Germany. Additionally, the Company has foreign currency denominated intercompany receivables and payables that when settled result in a transaction gain or loss. A 10% change in foreign currency exchanges rates would not result in a significant transaction gain or loss in earnings. The Company does not utilize financial instruments for trading purposes or hedging and has not used any derivative financial instruments to limit foreign currency exchange rate exposures. The Company does not consider our foreign earnings to be permanently reinvested.

As of May 1, 2026, the Company had $7.0 million of cash and cash equivalents denominated in foreign currency, principally in euro, British pound sterling and Hong Kong dollar.

Interest Rate Risk

The Company is subject to interest rate risk with the ABL Facility, as it requires the Company to pay interest on outstanding borrowings at variable rates. Assuming our ABL Facility was fully drawn to a principal amount equal to $225.0 million, each one percentage point change in interest rates would result in a $2.3 million change in our annual cash interest expense.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation for the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of May 1, 2026, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended May 1, 2026, the Company implemented a new warehouse management system ("WMS") as part of its ongoing supply chain modernization initiative. In connection with this implementation, the Company modified certain internal controls over financial reporting related to inventory management, including controls over inventory receiving, tracking and physical counts. The Company designed and implemented new controls associated with the WMS and updated existing controls and procedures to reflect the changed processes. Additionally, the Company designed and implemented new controls over the accounting for equity method investments, including controls over the review and recording of the Company's proportionate share of investee earnings or losses, the review and recording of the Company’s royalty payable and receivable and monitoring of investment carrying values. Other than the WMS controls modifications and the new equity method investment controls, there have been no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by Rules 13a-15 under the Exchange Act during the most recently completed fiscal quarter ended May 1, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 23, 2025, the Court of Appeals affirmed the decision of the District Court to grant Lands’ End Summary Judgement on all claims and the District Court’s decision not to certify the class. On November 20, 2025, Plaintiffs filed a Petition for Rehearing, citing alleged errors in the Court of Appeals ruling. On January 9, 2026, the Seventh Circuit denied Plaintiff’s petition. On June 5, 2026,

Plaintiffs filed a petition for a writ of certiorari with the U.S. Supreme Court seeking review of the Seventh Circuit’s decision. Lands’ End continues its vigorous defense of this case and believes the claims are without merit.

ITEM 1A. RISK FACTORS

The following risk factors supplement and, to the extent inconsistent therewith, supersede the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2026, filed with the SEC on March 26, 2026. Except as set forth below, there have been no material changes to the Company's risk factors as previously disclosed.

We have incurred and could continue to incur non-cash charges due to impairment of intangible assets and long-lived assets.

As of January 30, 2026, our intangible asset consisted of our trade name, which has since been contributed to a 50/50 joint venture. The trade name is subject to testing for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired, with such testing occurring at the joint venture level. Although impairment testing is conducted within the joint venture, any impairment charge would impact the carrying value of our investment in the joint venture and could result in a corresponding impairment of our equity interest. Any event that impacts our reputation could result in impairment charges for our trade name at the joint venture level, which could adversely affect the value of our investment.

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

The failure to maintain our license agreement relating to the Lands’ End brand could have a material adverse impact on our business.

Upon the closing of the WHP Transaction, we entered into a license agreement (as amended from time to time, the “License Agreement”) with the JV, pursuant to which we received a license to continue to operate our existing business in the territories where we primarily operate, subject to the terms of the License Agreement. Under the License Agreement, we are obligated to pay to the JV minimum royalties of $50,000,000 per year (calculated pro rata based on an amount of $50,000,000 for a twelve (12) month period for the first contract year) through the end of the contract year 11, will increase one percent per year for contract years 12-21, and will be $55,231,106 for each contract year thereafter. The license rights are limited to specific territories, as well as exclusive within specified trade channels with respect to certain core products and non-exclusive with respect to other categories of licensed products. The initial term of the License Agreement is 10 years following the conclusion of the first contract year, and the License Agreement automatically renews for up to 12 successive renewal terms of 7 years each, unless we provide notice of non-renewal at least 24 months prior to the end of the initial or applicable renewal term.

Currently, it is anticipated that our revenues will be generated solely from sales of products pursuant to the License Agreement. We are required under the License Agreement to make royalty payments based on our sales. These payments will be no less than the minimum payments required. These minimum payment obligations may adversely affect our liquidity and results of operations, particularly during periods of reduced sales or adverse market conditions, where the minimum payments may exceed the actual amounts we would otherwise owe to the JV. If we do not satisfy our financial obligations under the License Agreement, the JV has the right to terminate the license, subject to specified cure periods. Termination of the License Agreement would result in termination of substantially all rights necessary to operate our business using the “Lands’ End” brand, would significantly impair our ability to operate our business as currently conducted and could have a material adverse effect on our results of operations.

If we are unable to protect or preserve the image of our brands, our reputation and our intellectual property rights, our business may be adversely affected.

Following the closing of the WHP Transaction, our intellectual property, including our trade name, is held by the JV, and the JV is responsible for maintaining and protecting it. While the JV bears responsibility for the management of these assets, we remain exposed to risks associated with the brand's reputation and the JV's ability to preserve and protect it.

Efforts by the JV to pursue licensing and wholesale relationships with third parties increases the risk of brand damage. If third parties do not adhere to certain brand standards, or if there is a failure to maintain the image of the brand due to actions by other licensees, merchandise and service quality issues, adverse publicity, governmental investigations or litigation, or other reasons, the Lands' End brand and reputation could be damaged, which could adversely affect our business and the value of our investment in the JV.

Third parties may sue us or the JV for alleged infringement of their proprietary rights. The party claiming infringement might have greater resources than we or the JV do to pursue its claims, and we or the JV could be forced to incur substantial costs and devote significant management resources to defend against such litigation. If the party claiming infringement were to prevail, we or the JV could be forced to discontinue the use of the related trademark or design, pay significant damages, or enter into expensive royalty or other arrangements with the prevailing party, assuming these royalty or other arrangements are economically feasible, which they may not be.

Failure to realize the benefits of the WHP Transaction could result in adverse effects on our business.

On January 26, 2026, we announced the WHP Transaction, pursuant to which, among other things, we agreed to contribute all of our intellectual property and related assets associated with the "Lands' End" brand, including all of the license agreements entered into in connection with our licensing business, to a wholly owned entity and to sell a 50% interest in that entity to WHP Global for $300 million in cash. The WHP Transaction closed in the first quarter of 2026. The success of this transaction is dependent upon, among other things, our ability to realize the full extent of the expected benefits of the transaction, including if we exchange our JV interest for an interest in WHP Global, which may occur under certain circumstances. Risks associated with the transaction include:

•
unexpected costs, charges or expenses resulting from the transaction;
•
risks related to the disruption of management time from ongoing business operations due to the transaction;
•
uncertainty of the expected financial performance of the JV following completion of the transaction;
•
risks related to our ability to realize the anticipated benefits of the transaction;
•
the ability of the JV to implement its business strategy;
•
risks relating to the occurrence of an exchange event, which is out of our control, to realize value from our exchange rights, and the possibility that such exchange event may never occur, or if it does occur, the possibility that it occurs on unfavorable terms, including economic terms;
•
the possibility that any exchange event could be structured in a manner and on terms and conditions that are disadvantageous to us and our stockholders;
•
the possibility that one or more of the agreements governing the WHP Transaction may contain provisions that are difficult to enforce and the possibility of legal disputes with WHP Global and its affiliates that could delay realization of the full benefits of the transaction;
•
the possibility that the contribution of our intellectual property into the JV may not achieve the anticipated results, particularly if such intellectual property is not monetized effectively;
•
the risk that WHP Global’s past performance may not be representative of future results; and
•
the risk that litigation in connection with the transaction or other litigation, settlements or investigations may result in significant costs of defense, indemnification and liability.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents a month-to-month summary of information with respect to purchases of common stock made during First Quarter 2026 pursuant to the 2026 Share Repurchase Program announced on April 1, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 31 - February 27	—	$—	—	$—
February 28 - April 3	—	$—	—	$100,000
April 4 - May 1	25,640	$10.71	25,640	$99,725
Total	25,640	$10.71	25,640

1.
All shares of common stock were retired following purchase.
2.
Average price paid per share excludes broker commissions and taxes.
3.
On April 1, 2026, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of the Company’s common stock through March 31, 2029 (the “2026 Share Repurchase Program”). The 2026 Share Repurchase Program may be suspended or discontinued at any time.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended May 1, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1

Amended and Restated Limited Liability Company Agreement, dated as of April 1, 2026, by and among Lands’ End, Inc., Lands’ End Direct Merchants, Inc., WHP Topco, L.P., LEWHP, LLC and LE Topco, LLC (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed April 1, 2026 (File No. 001-09769)).†

10.2

License Agreement, dated as of April 1, 2026, by and among Lands’ End, Inc., Lands’ End Direct Merchants, Inc. and LE Topco, LLC (incorporated herein by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed April 1, 2026 (File No. 001-09769)).†

10.3

Voting and Support Agreement, dated as of April 1, 2026, by and among Lands’ End, Inc., Edward S. Lampert and related funds (incorporated herein by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed April 1, 2026 (File No. 001-09769)).†

10.4

Voting and Support Agreement, dated as of April 1, 2026, by and among Lands’ End, Inc. and LEWHP, LLC (incorporated herein by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed April 1, 2026 (File No. 001-09769)).†

10.5	Letter agreement by and between Lands’ End, Inc. and Andrew J. McLean, dated March 13, 2026.*

10.6	Letter agreement by and between Lands’ End, Inc. and Bernard McCracken, dated March 13, 2026.*

10.7	Letter agreement by and between Lands’ End, Inc. and Peter L. Gray, dated March 13, 2026.*

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)*

* Filed herewith.

** Furnished herewith.

† Schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplementally copies of any such attachments to the Securities and Exchange Commission upon request, provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any attachments so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lands’ End, Inc.

(Registrant)

By:	/s/ Bernard McCracken
Name:	Bernard McCracken
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Date: June 9, 2026