Form 10-Q
period 2026-07-31
LANDS' END, INC.
filed 2026-09-03
CIK 799288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2026

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

As of September 1, 2026, the registrant had 29,544,154 shares of common stock, $0.01 par value, outstanding.

LANDS’ END, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JULY 31, 2026

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDS’ END, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(in thousands, except per share data)	July 31, 2026	August 1, 2025	July 31, 2026	August 1, 2025
Net revenue	$302,038	$294,079	$540,954	$555,287
Cost of sales (exclusive of depreciation and amortization)	145,023	150,661	272,427	279,143
Gross profit	157,015	143,418	268,527	276,144

Selling and administrative	135,250	129,356	261,702	252,818
Depreciation and amortization	6,147	7,656	12,247	15,947
Equity method investment income	(4,243)	—	(4,439)	—
Other operating expense, net	11,674	2,423	34,938	5,766
Operating income (loss)	8,187	3,983	(35,921)	1,613
Interest expense	1,021	9,262	6,535	18,527
Gain on WHP Transaction	—	—	(491,622)	—
Loss on extinguishment of debt	—	—	9,172	—
Other income, net	(1,051)	(3)	(915)	(14)
Income (loss) before income taxes	8,217	(5,276)	440,909	(16,900)
Income tax expense (benefit)	4,766	(1,609)	106,765	(4,971)
NET INCOME (LOSS)	$3,451	$(3,667)	$334,144	$(11,929)

Earnings (loss) per common share
Basic	$0.12	$(0.12)	$11.12	$(0.39)
Diluted	$0.11	$(0.12)	$10.96	$(0.39)

Weighted average common shares outstanding
Basic	29,902	30,743	30,052	30,721
Diluted	30,108	30,743	30,498	30,721

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Comprehensive Operations

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 31, 2026	August 1, 2025	July 31, 2026	August 1, 2025
NET INCOME (LOSS)	$3,451	$(3,667)	$334,144	$(11,929)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	240	(565)	188	933
COMPREHENSIVE INCOME (LOSS)	$3,691	$(4,232)	$334,332	$(10,996)

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	July 31, 2026	August 1, 2025	January 30, 2026
ASSETS
Current assets
Cash and cash equivalents	$16,113	$21,255	$17,694
Restricted cash	590	2,291	589
Accounts receivable, net	38,329	39,028	41,265
Inventories	342,040	301,797	268,803
Prepaid expenses	30,243	30,400	27,856
Other current assets	452	10,291	4,798
Total current assets	427,767	405,062	361,005
Property and equipment, net	128,576	117,205	115,701
Operating lease right-of-use asset	13,995	18,856	15,680
Equity method investment	377,589	—	—
Intangible asset	—	257,000	—
Asset held for sale	—	—	257,000
Other assets	1,639	2,518	1,680
TOTAL ASSETS	$949,566	$800,641	$751,066
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$—	$13,000	$13,000
Accounts payable	162,346	147,846	115,436
Lease liability – current	4,540	4,609	4,434
Accrued expenses and other current liabilities	103,985	85,084	91,068
Total current liabilities	270,871	250,539	223,938
Long-term borrowings under ABL Facility	60,000	35,000	—
Long-term debt, net	—	219,550	214,211
Lease liability – long-term	12,128	17,986	14,264
Deferred tax liabilities	109,339	50,319	52,392
Other liabilities	4,358	2,123	1,966
TOTAL LIABILITIES	456,696	575,517	506,771
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 authorized: 480,000 shares; issued and outstanding: 30,023, 30,517 and 30,575, respectively	301	306	306
Additional paid-in capital	338,876	346,841	349,429
Retained earnings (accumulated deficit)	170,095	(106,287)	(88,850)
Accumulated other comprehensive loss	(16,402)	(15,736)	(16,590)
TOTAL STOCKHOLDERS’ EQUITY	492,870	225,124	244,295
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$949,566	$800,641	$751,066

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	26 Weeks Ended
(in thousands)	July 31, 2026	August 1, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$334,144	$(11,929)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	12,247	15,947
Amortization of debt issuance costs	424	1,391
Gain on disposal of property and equipment	(28)	—
Equity method investment income	(4,439)	—
Distributions received from equity method investment	2,411	—
Gain on WHP Transaction	(491,622)	—
Loss on extinguishment of debt	9,172	—
Stock-based compensation	2,867	2,250
Deferred income taxes	57,073	(1,182)
Other	(346)	(422)
Change in operating assets and liabilities:
Accounts receivable, net	2,745	9,363
Inventories	(73,930)	(35,420)
Accounts payable	45,790	36,250
Other operating assets	3,387	(1,343)
Other operating liabilities	13,624	(14,436)
Net cash (used in) provided by operating activities	(86,481)	469
CASH FLOWS FROM INVESTING ACTIVITIES
Sales of property and equipment	43	11
Proceeds from WHP Transaction	300,000	—
Cash contribution to JV	(1,250)	—
Purchases of property and equipment	(24,013)	(17,163)
Net cash provided by (used in) investing activities	274,780	(17,152)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under ABL Facility	142,000	68,000
Payments of borrowings under ABL Facility	(82,000)	(33,000)
Payments on term loan	(234,000)	(6,500)
Payments on debt extinguishment	(2,437)	—
Payments of debt issuance costs	—	(1,103)
Proceeds from exercise of stock options	908	—
Payments for taxes related to net share settlement of equity awards	(4,313)	(810)
Purchases and retirement of common stock, including excise tax paid	(10,848)	(4,513)
Net cash (used in) provided by financing activities	(190,690)	22,074
Effects of exchange rate changes on cash, cash equivalents and restricted cash	811	(657)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,580)	4,734
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	18,283	18,812
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$16,703	$23,546
SUPPLEMENTAL CASH FLOW DATA
Unpaid liability to acquire property and equipment	$4,085	$1,725
Income taxes paid (refunded)	25,988	(153)
Interest paid	6,710	17,172
Operating lease right-of-use-assets obtained in exchange for lease liabilities	148	386

See accompanying Notes to Condensed Consolidated Financial Statements.

LANDS’ END, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

				Retained	Accumulated
			Additional	Earnings	Other	Total
	Common Stock Issued		Paid-in	(Accumulated	Comprehensive	Stockholders'
(in thousands)	Shares	Amount	Capital	Deficit)	Loss	Equity
Balance at January 30, 2026	30,575	$306	$349,429	$(88,850)	$(16,590)	$244,295
Net income	—	—	—	330,693	—	330,693
Deemed distribution to shareholders	—	—	—	(74,311)	—	(74,311)
Cumulative translation adjustment, net of tax	—	—	—	—	(52)	(52)
Stock-based compensation expense	—	—	3,241	—	—	3,241
Exercise of stock options	84	—	908	—	—	908
Vesting of restricted shares	430	3	(3)	—	—	—
Common stock withheld related to net share settlement of equity awards	(236)	—	(3,378)	—	—	(3,378)
Purchases and retirement of common stock, including excise taxes	(26)	—	(270)	(5)	—	(275)
Balance at May 1, 2026	30,827	$309	$349,927	$167,527	$(16,642)	$501,121
Net income	—	—	—	3,451	—	3,451
Cumulative translation adjustment, net of tax	—	—	—	—	240	240
Stock-based compensation expense	—	—	(374)	—	—	(374)
Vesting of restricted shares	179	1	(1)	—	—	—
Common stock withheld related to net share settlement of equity awards	(73)	—	(935)	—	—	(935)
Purchases and retirement of common stock, including excise taxes	(910)	(9)	(9,741)	(883)	—	(10,633)
Balance at July 31, 2026	30,023	$301	$338,876	$170,095	$(16,402)	$492,870

	Common Stock Issued		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 31, 2025	30,843	$309	$349,940	$(94,358)	$(16,669)	$239,222
Net loss	—	—	—	(8,262)	—	(8,262)
Cumulative translation adjustment, net of tax	—	—	—	—	1,498	1,498
Stock-based compensation expense	—	—	920	—	—	920
Vesting of restricted shares	125	1	(1)	—	—	—
Common stock withheld related to net share settlement of equity awards	(42)	—	(450)	—	—	(450)
Purchases and retirement of common stock, including excise taxes	(291)	(3)	(2,785)	—	—	(2,788)
Balance at May 2, 2025	30,635	$307	$347,624	$(102,620)	$(15,171)	$230,140
Net loss	—	—	—	(3,667)	—	(3,667)
Cumulative translation adjustment, net of tax	—	—	—	—	(565)	(565)
Stock-based compensation expense	—	—	1,330	—	—	1,330
Vesting of restricted shares	122	1	(1)	—	—	—
Common stock withheld related to net share settlement of equity awards	(41)	—	(360)	—	—	(360)
Purchases and retirement of common stock, including excise taxes	(199)	(2)	(1,752)	—	—	(1,754)
Balance at August 1, 2025	30,517	$306	$346,841	$(106,287)	$(15,736)	$225,124

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

•
SOFR – Secured Overnight Funding Rate
•
Second Quarter 2026 – The 13 weeks ended July 31, 2026
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
•
WHP Transaction – The transaction in which, (i) the Company contributed all of its intellectual property and related assets associated with the “Lands’ End” brand, including all of the license agreements entered into in connection with Lands’ End’s licensing business (the “Contributed Assets”) to LE Topco, LLC (the “JV”), a newly formed Delaware limited liability company and wholly owned subsidiary and (ii) immediately thereafter, the Company sold a 50% controlling ownership stake in the JV to WHP Global
•
Year-to-Date 2025 – The 26 weeks ended August 1, 2025

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

In addition, conflict‑related disruptions in global energy markets and shipping lanes in 2026 have contributed to heightened volatility in crude oil and refined‑product prices and interruptions to certain maritime routes, which may result in higher freight and delivery costs, carrier surcharges, longer transit times, and inventory delays.

Tariff Refunds

The Company applies a loss recovery model in accordance with ASC Topic 410 to account for potential refunds of previously paid International Emergency Economic Powers Act (“IEEPA”) tariffs. Any refunds, when recognized, are reflected as a reduction of Inventories on the Condensed Consolidated Balance Sheet to the extent the related goods remain on hand, or as a reduction of Cost of sales in the Condensed Consolidated Statements of Operations for amounts related to goods already sold.

Restructuring and Other Costs

The Company has incurred restructuring and other charges related to cost optimization of business operations and exploring strategic alternatives. During the 13 and 26 weeks ended July 31, 2026 and August 1, 2025, the Company incurred ongoing costs related to exploring and completing strategic alternatives to maximize shareholder value and has included those costs as part of restructuring and other. This process culminated in the WHP Transaction. Additionally, during the 13 and 26 weeks ended July 31, 2026, the Company incurred charges associated with the transition of executive leadership, including severance and related costs, as the Company's strategic priorities evolved. Additionally, during Year-to-Date 2025, the Company reduced approximately 6% of its corporate office positions and incurred restructuring charges, primarily severance and benefit and other related costs. The reductions in the corporate office positions were made to better align with the evolving needs of the business and to invest in key growth areas.

The following table summarizes the restructuring and other costs recognized in Other operating expense, net in the Condensed Consolidated Statements of Operations for the 13 and 26 weeks ended July 31, 2026 and August 1, 2025:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 31, 2026	August 1, 2025	July 31, 2026	August 1, 2025
Employee severance and benefit costs	$4,971	$265	$5,533	$2,912
Strategic alternatives and other costs	6,706	2,169	29,434	2,854
Total restructuring and other	$11,677	$2,434	$34,967	$5,766

Included in Other liabilities in the Condensed Consolidated Balance Sheets are approximately $2.5 million of Employee severance and benefit costs as of July 31, 2026. Included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets are approximately $1.2 million of Strategic alternatives and other costs and $2.2 million of Employee severance and benefit costs as of July 31, 2026 and approximately $2.6 million of Strategic alternatives and other costs and $0.6 million of Employee severance and benefit costs as of August 1, 2025.

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

The following table summarizes the components of basic and diluted earnings (loss) per share:

	13 Weeks Ended		26 Weeks Ended
(in thousands, except per share amounts)	July 31, 2026	August 1, 2025	July 31, 2026	August 1, 2025
Net income (loss)	$3,451	$(3,667)	$334,144	$(11,929)

Basic weighted average common shares outstanding	29,902	30,743	30,052	30,721
Dilutive impact of stock awards	206	—	446	—
Diluted weighted average common shares outstanding	30,108	30,743	30,498	30,721

Earnings (loss) per share
Basic	$0.12	$(0.12)	$11.12	$(0.39)
Diluted	$0.11	$(0.12)	$10.96	$(0.39)

Anti-dilutive shares excluded from diluted earnings (loss) per common share calculation	198	736	74	703

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

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 31, 2026	August 1, 2025	July 31, 2026	August 1, 2025
Beginning balance: Accumulated other comprehensive loss (net of tax of $4,423, $4,032, $4,234 and $4,234, respectively)	$(16,642)	$(15,171)	$(16,590)	$(16,669)
Other comprehensive (loss) income:
Foreign currency translation adjustments (net of tax of $(63), $151, $126 and $(51), respectively)	240	(565)	188	933
Ending balance: Accumulated other comprehensive loss (net of tax of $4,360, $4,183, $4,360 and $4,183, respectively)	$(16,402)	$(15,736)	$(16,402)	$(15,736)

No amounts were reclassified out of Accumulated other comprehensive loss during any of the periods presented.

NOTE 5. EQUITY METHOD INVESTMENT

The Company accounts for investments through which it exercises significant influence but does not have control over the investee under the equity method. Under the equity method, the Company recorded its investment in the investee on the balance sheet initially at cost, and subsequently adjusts the carrying amount based on its share of the investee's net income or loss. Distributions received from the investee are recognized as a reduction of the carrying amount of the investment. The distributions are classified using the cumulative-earnings approach. Under the cumulative-earnings approach, the distributions from an equity method investment are considered a return on investment and are recorded as operating cash inflows on the Consolidated Statement of Cash Flows. If cumulative distributions exceed cumulative earnings, the excess distributions are considered a return of investment and are recorded as investing cash inflows on the Consolidated Statement of Cash Flows. The Company's share of equity (income)/losses and other adjustments associated with these equity investments are included in Equity method investment income in the Condensed Consolidated Statements of Operations, and classified as a component of operating income (loss) since the equity method investee’s operations are considered integral to the Company’s business. The carrying value for the Company's equity investment is reported in Equity method investment on the Condensed Consolidated Balance Sheets.

The following table is a summary of the Company’s Equity method investment:

	July 31, 2026
(in thousands)	% of Ownership	Balance Sheet Location	Balance
LE Topco, LLC	50.00%	Equity Method Investment	$377,589

Equity Method Investment with WHP Global

On January 26, 2026, the Company entered into a Membership Interest Purchase Agreement (“MIPA”) with WH Topco, L.P., a Delaware limited partnership doing business as WHP Global. On April 1, 2026, the MIPA and related transactions were closed and funded (the “Closing”), pursuant to which, (i) the Company contributed all of its intellectual property and related assets associated with the “Lands’ End” brand, including all of the license agreements entered into in connection with Lands’ End’s licensing business (the “Contributed Assets”) to LE Topco, LLC (the “JV”) a newly formed Delaware limited liability company and wholly owned subsidiary and (ii) immediately thereafter, the Company sold a 50% controlling ownership stake in the JV to WHP Global for an aggregate purchase price of $300 million in cash, and contributed initial cash of $1.25 million to the JV.

In addition, WHP Global completed a tender offer for $100 million of Lands’ End shares at a price of $45.00 per share. As a result of the tender offer, WHP Global owns approximately 7.2% of Lands’ End outstanding shares of common stock.

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

The Company determined that the cash invested, along with the difference between the Company’s closing price of the common stock on the day of the closing of the transaction implied a fair value of the JV of $748.6 million. The carrying amount of the intellectual property assets was $257.0 million, previously classified as Asset Held for Sale as of January 30, 2026, resulting in a gain of $491.6 million included in Gain on WHP Transaction on the Condensed Consolidated Statements of Operations for the 26 weeks ended July 31, 2026.

Summary Financial Information for Equity Method Investment

Summarized financial information related to the Company’s equity method investment in the JV is reflected below:

	13 Weeks Ended	26 Weeks Ended
(in thousands)	July 31, 2026	July 31, 2026 (1)
Revenue	$20,112	$24,338
Gross profit	20,112	24,338
Operating expenses	1,447	1,887
Intangible asset amortization	10,180	13,573
Total operating expenses	11,627	15,460
Net earnings	$8,485	$8,878
Earnings attributable to the equity method investment	$4,243	$4,439
(1)
Represents the period from the closing date of April 1, 2026 to July 31, 2026

(in thousands)	July 31, 2026
Current assets	$20,629
Non-current assets	735,166
Total assets	$755,795
Current liabilities	143
Total liabilities	$143

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

The following table summarizes the Company’s ABL Facility borrowing availability:

	July 31, 2026		August 1, 2025		January 30, 2026
(in thousands)	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
ABL Facility limit	$225,000		$225,000		$225,000
Borrowing Base	160,602		133,536		133,624

Outstanding borrowings	60,000	5.95%	35,000	5.86%	—
Outstanding letters of credit	11,293		10,911		10,978
ABL Facility utilization at end of period	71,293		45,911		10,978

ABL Facility borrowing availability	$89,309		$87,625		$122,646

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

The ABL Facility fees include (i) commitment fees of 0.20% or 0.30% based upon the average daily unused commitment (aggregate commitment less loans and letter of credit outstanding) under the ABL Facility for the preceding fiscal quarter, (ii) customary letter of credit fees and (iii) customary annual agent fees. The Fifth Amendment extended the maturity date of the ABL Facility to March 28, 2030. Under applicable accounting guidance, certain unamortized debt issuance costs originating from the ABL Facility are deferred and amortized over the extended term of the ABL Facility, and certain unamortized debt issuance costs have been written off. As of July 31, 2026, the Company had $60.0 million of borrowings outstanding under the ABL Facility.

Long-Term Debt

On April 1, 2026, the Company fully repaid the outstanding principal balance of $234.0 million under its Term Loan Facility, together with $0.9 million of accrued and unpaid interest, using proceeds from the WHP Transaction, and the Term Loan Facility terminated, including related guarantees. In connection with the repayment, the Company incurred a 1% prepayment premium of $2.3 million and wrote off the remaining unamortized deferred financing costs of $6.9 million. These items resulted in a $9.2 million loss on extinguishment of debt, which is reflected in the Condensed Consolidated Statement of Operations for the 26 weeks ended July 31, 2026.

The Company’s long-term debt consisted of the following:

	July 31, 2026		August 1, 2025		January 30, 2026
(in thousands)	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Term Loan Facility	$—	—	$240,500	12.71%	$234,000	12.04%
Less: Current portion of long-term debt	—		13,000		13,000
Less: Unamortized debt issuance costs	—		7,950		6,789
Long-term debt, net	$—		$219,550		$214,211

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

As of July 31, 2026, the Company was in compliance with all applicable covenants under the ABL Facility.

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

During First Quarter 2026, the Company modified the Performance Awards granted in Fiscal 2025 with event criteria. The Company modified these awards such that 50% of the Performance Awards would vest upon the closing of the WHP Transaction, with an additional 25% vesting upon the one year anniversary of the closing of the event, and the final 25% upon December 31, 2027. The modification date fair value for the Performance Awards granted in 2025 with event criteria is based on the common stock closing price on the date of modification.

During Second Quarter 2026, the Company modified the Performance Awards granted in Fiscal 2025 with event criteria to the former CEO. The Company modified these awards such that 100% of the Performance Awards would vest on September 11, 2026. The modification date fair value for the Performance Awards granted in 2025 with event criteria to the former CEO is based on the common stock closing price on the date of modification.

The grant date fair value of the Performance Awards granted in Fiscal 2026 and Fiscal 2025 with financial performance criteria are based on the closing price of the Company’s common stock on the grant date. The grant date fair value of the Performance Awards granted in Fiscal 2025 with event criteria are based on the closing price of the Company’s common stock. The grant date fair value for the Performance Awards granted in Fiscal 2025 and Fiscal 2024 with stock performance criteria are based on the Monte Carlo simulation model.

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

The following table provides a summary of the Company’s stock-based compensation expense, which is included in Selling and administrative expense and Other operating expense, net in the Condensed Consolidated Statements of Operations:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 31, 2026	August 1, 2025	July 31, 2026	August 1, 2025
Deferred awards	$15	$934	$719	$1,752
Performance awards	$(405)	292	2,132	290
Option awards	16	104	16	208
Total stock-based compensation expense	$(374)	$1,330	$2,867	$2,250

Stock-based compensation expense during the 13 and 26 weeks ended July 31, 2026 included $0.6 million and $3.5 million, respectively, of Performance Awards granted in 2025 with event criteria recorded in Other operating expense, net, and a stock-based compensation expense credit included $(0.9) million and $(0.6) million, respectively, recorded in Selling and administrative expense in the Condensed Consolidated Statements of Operations. During the 13 and 26 weeks ended August 1, 2025, all stock-based compensation expense was recorded in Selling and administrative expense in the Condensed Consolidated Statements of Operations.

Deferred Awards

The following table provides a summary of the Deferred Awards activity for the 26 weeks ended July 31, 2026:

	Deferred Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested Deferred Awards as of January 30, 2026	659	$10.51
Granted	427	11.86
Vested	(303)	9.66
Forfeited or expired	(358)	11.51
Unvested Deferred Awards as of July 31, 2026	425	$11.56

Total unrecognized stock-based compensation expense related to unvested Deferred Awards was approximately $3.5 million as of July 31, 2026, which is expected to be recognized ratably over a weighted average period of 2.4 years. The total fair value of Deferred Awards vested during the 26 weeks ended July 31, 2026 and August 1, 2025 was $3.0 million and $3.0 million, respectively.

Performance Awards

The following table provides a summary of the Performance Awards activity for the 26 weeks ended July 31, 2026:

	Performance Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested Performance Awards as of January 30, 2026	1,249	$12.00
Granted	185	12.09
Vested	(306)	13.29
Forfeited or expired	(622)	11.29
Unvested Performance Awards as of July 31, 2026	506	$12.62

Total unrecognized stock-based compensation expense related to unvested Performance Awards was approximately $2.8 million as of July 31, 2026 which is expected to be recognized ratably over a weighted average period of 1.9 years. The total fair value of Performance Awards vested during the 26 weeks ended July 31, 2026 was $4.1 million. The modification date fair value of the Performance Awards granted in Fiscal 2025 with event criteria was estimated at $16.24 per share based on the common stock closing price on the date of modification. The fair value of the 133,984 Performance Awards with stock performance criteria granted during the 13 weeks ended May 2, 2025 was estimated at $7.81 per share on the grant date using a Monte Carlo simulation.

Option Awards

The following table provides a summary of the Option Awards activity for the 26 weeks ended July 31, 2026:

	Option Awards
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Option Awards outstanding as of January 30, 2026	133	$14.93
Granted	166	11.43
Exercised	(84)	10.81
Forfeited	—	—
Expired	—	—
Option Awards outstanding as of July 31, 2026	215	$13.84

The following table provides a summary of information about the Option Awards vested as well as Option Awards exercisable, as of July 31, 2026:

(in thousands, except contractual life and exercise price amounts)	Option Awards	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Option Awards vested	215	7.73	$13.84	$98
Option Awards exercisable	49	0.19	$22.00	$-

Total unrecognized stock-based compensation expense related to Option Awards expected to vest was approximately $1.0 million as of July 31, 2026, which is expected to be recognized over a weighted average period of 3.0 years.

NOTE 8. STOCKHOLDERS’ EQUITY

Share Repurchase Program

On April 1, 2026, the Company announced that its Board of Directors authorized the Company to repurchase up to $100 million of the Company’s common stock through March 31, 2029 (the “2026 Share Repurchase Program”). Under the 2026 Share Repurchase Program, the Company may repurchase its common stock through open market purchases, in privately negotiated transactions, or by other means in accordance with federal securities laws, including Rule 10b-18 of the Exchange Act. The amount and timing of purchases were determined by the Company’s management depending upon market conditions and other factors and may be made pursuant to a Rule 10b5-1 trading plan. As of July 31, 2026, additional purchases of up to $89.2 million could be made under the 2026 Share Repurchase Program.

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

The following table summarizes the Company’s share repurchases for the 13 and 26 weeks ended July 31, 2026 (under the 2026 Share Repurchase Program) and August 1, 2025 (under the 2024 Share Repurchase Program):

	13 Weeks Ended		26 Weeks Ended
(Shares and $ in thousands except average per share cost)	July 31, 2026	August 1, 2025	July 31, 2026	August 1, 2025
Number of shares repurchased	910	199	936	490
Total cost	$10,555	$1,731	$10,830	$4,502
Average per share cost (1)	$11.60	$8.71	$11.57	$9.20

(1)
Average price paid per share excludes broker commissions and excise taxes.

The Company retired all shares that were repurchased through the 2026 Share Repurchase Program and 2024 Share Repurchase Program during the 26 weeks ended July 31, 2026 and August 1, 2025, respectively. In accordance with FASB ASC 505—Equity, the par value of the shares retired was charged against Common stock and the remaining purchase price, including any broker commissions and excise taxes paid, was either (i) allocated between Additional paid-in capital and Retained earnings, or (ii) charged directly against Additional paid-in capital. To the extent the shares are repurchased at a price less than that of initial issuance, or to the extent the Company does not have sufficient reserves in Retained earnings at the time of repurchase, the excess of the purchase price over par value is accounted for entirely as a deduction from Additional paid-in capital.

NOTE 9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	July 31, 2026	August 1, 2025	January 30, 2026
Deferred gift card revenue	$30,018	$33,236	$31,350
Accrued income taxes	20,398	—	—
Accrued employee compensation and benefits	13,974	16,692	28,706
Reserve for sales returns and allowances	12,037	13,669	14,096
Deferred revenue	9,625	8,822	3,019
Accrued royalty	5,296	—	—
Accrued property, sales and other taxes	4,915	6,174	5,319
Accrued interest	900	2,385	1,705
Other	6,822	4,106	6,873
Total Accrued expenses and other current liabilities	$103,985	$85,084	$91,068

NOTE 10. FAIR VALUE MEASUREMENTS OF FINANCIAL ASSETS AND LIABILITIES

Cash and cash equivalents and restricted cash is reflected on the Condensed Consolidated Balance Sheets at fair value based on Level 1 inputs. Cash and cash equivalents and restricted cash amounts are valued based upon statements received from financial institutions. The fair value of restricted cash was $0.6 million, $2.3 million and $0.6 million as of July 31, 2026, August 1, 2025 and January 30, 2026, respectively.

Carrying amounts and fair values of long-term debt, including current portion were as follows:

	July 31, 2026		August 1, 2025		January 30, 2026
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$—	$-	$240,500	$240,980	$234,000	$235,780

The Company had no outstanding long-term debt as of July 31, 2026.

Prior to its repayment on April 1, 2026, the fair value of the Term Loan Facility was classified as a Level 3 measurement within the fair value hierarchy. The Company estimated fair value using a combination of valuation techniques, including a Black-Derman-Toy model and observable and unobservable market inputs, reflecting the instrument’s contractual terms, including its optional redemption features. There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis as of July 31, 2026, August 1, 2025 and January 30, 2026.

NOTE 11. INCOME TAXES

Provision for Income Taxes

At the end of each quarter, the Company estimates its effective income tax rate pursuant to ASC 740. The rate for the period consists of the tax rate expected to be applied for the full year to ordinary income adjusted for any discrete items recorded in the period.

The Company recorded a tax expense at an overall effective tax rate of 58.0% for the 13 weeks ended July 31, 2026 and a tax benefit at an overall rate of 30.5% for the 13 weeks ended August 1, 2025, respectively. The Company recorded a tax expense at an overall rate of 24.2% for the 26 weeks ended July 31, 2026 and a tax benefit at an overall rate of 29.4% for the 26 weeks ended August 1, 2025. The overall effective tax rate for the 13 and 26 weeks ended July 31, 2026, varies from the U.S. statutory rate of 21% as a result of state taxes, additional legal expenses recognized related to the WHP Transaction and other non-deductible expenses. The overall effective tax rate for the 13 and 26 weeks ended August 1, 2025, varies from the U.S. statutory rate of 21% as a result of state taxes and non-deductible expenses.

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

•
Licensing earned royalties on the use of the Lands’ End trademark and any fulfillment fees for fulfillment services provided by the Company through the closing of the WHP Transaction. Effective April 1, 2026, the licensing segment earns fees for fulfillment services provided by the Company.

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

The Company has determined its significant segment expense categories based on amounts regularly provided to the Company’s CODM to evaluate segment profitability and drive strategic decision making. The following presents U.S. Digital segment sales and expenses:

	13 Weeks Ended		13 Weeks Ended
	July 31, 2026		August 1, 2025
(in thousands)	Segment	Total	Segment	Total
Net revenue	$268,898	$268,898	$255,254	$255,254
All other net revenue (1)		33,140		38,825
Total consolidated net revenue		$302,038		$294,079
Product cost of goods sold	110,620		100,484
Shipping cost of goods sold	34,888		33,096
Other cost of goods sold (2)	(19,020)		(134)
Marketing costs	46,008		43,283
Variable personnel costs	16,185		14,631
Other segment expenses (3)	8,816		7,204
Segment variable profit	$71,401		$56,690

(1)
All other net revenue is from Europe eCommerce, Licensing and Retail that does not meet the quantitative thresholds
(2)
Other cost of goods sold includes royalty expense, tariff recovery, donations and other miscellaneous cost of goods sold
(3)
Other segment expenses include credit card fees, customer service, webhosting, supplies and other miscellaneous expenses

	26 Weeks Ended		26 Weeks Ended
	July 31, 2026		August 1, 2025
(in thousands)	Segment	Total	Segment	Total
Net revenue	$474,021	$474,021	$483,006	$483,006
All other net revenue (1)		66,933		72,281
Total consolidated net revenue		$540,954		$555,287
Product cost of goods sold	187,146		184,085
Shipping cost of goods sold	64,370		60,799
Other cost of goods sold (2)	(13,781)		1,352
Marketing costs	85,511		83,216
Variable personnel costs	30,278		30,201
Other segment expenses (3)	15,023		13,769
Segment variable profit	$105,474		$109,584

(1)
All other net revenue is from Europe eCommerce, Licensing and Retail that does not meet the quantitative thresholds
(2)
Other cost of goods sold includes royalty expense, tariff recovery, donations and other miscellaneous cost of goods sold
(3)
Other segment expenses include credit card fees, customer service, webhosting, supplies and other miscellaneous expenses

The reconciliation between segment variable profit to consolidated income (loss) before income taxes is as follows:

	13 Weeks Ended	13 Weeks Ended
(in thousands)	July 31, 2026	August 1, 2025
Segment variable profit	$71,401	$56,690
All other variable profit (1)	2,260	8,306
Depreciation expense	(6,147)	(7,656)
Unallocated corporate expenses (2)	(59,327)	(53,357)
Interest expense	(1,021)	(9,262)
Other income, net	1,051	3
Income (loss) before income taxes	$8,217	$(5,276)

(1)
All other variable profit is from Europe eCommerce, Licensing and Retail that does not meet the quantitative thresholds
(2)
Unallocated corporate expenses include fixed personnel costs, strategic alternative costs, incentive compensation, office occupancy, information technology and professional fees

	26 Weeks Ended	26 Weeks Ended
(in thousands)	July 31, 2026	August 1, 2025
Segment variable profit	$105,474	$109,584
All other variable profit (1)	7,238	14,151
Depreciation expense	(12,247)	(15,947)
Unallocated corporate expenses (2)	(136,386)	(106,175)
Gain on WHP Transaction	491,622	—
Loss on extinguishment of debt	(9,172)	—
Interest expense	(6,535)	(18,527)
Other income, net	915	14
Income (loss) before income taxes	$440,909	$(16,900)

(1)
All other variable profit is from Europe eCommerce, Licensing and Retail that does not meet the quantitative thresholds
(2)
Unallocated corporate expenses include fixed personnel costs, strategic alternative costs, incentive compensation, office occupancy, information technology and professional fees

Net revenue is presented by distribution channel in the following tables:

	13 Weeks Ended	% of Net	13 Weeks Ended	% of Net
(in thousands)	July 31, 2026	Revenue	August 1, 2025	Revenue
Net revenue:
U.S. eCommerce	$182,400	60.4%	$167,268	56.9%
Outfitters	69,318	23.0%	66,424	22.6%
Third Party	17,180	5.7%	21,562	7.3%
Total U.S. Digital Segment Revenue	268,898		255,254
Europe eCommerce	19,739	6.5%	19,639	6.7%
Licensing and Retail	13,401	4.4%	19,186	6.5%
Total Net revenue	$302,038		$294,079

	26 Weeks Ended	% of Net	26 Weeks Ended	% of Net
(in thousands)	July 31, 2026	Revenue	August 1, 2025	Revenue
Net revenue:
U.S. eCommerce	$335,739	62.1%	$338,016	60.9%
Outfitters	107,811	19.9%	109,346	19.7%
Third Party	30,471	5.6%	35,644	6.4%
Total U.S. Digital Segment Revenue	474,021		483,006
Europe eCommerce	40,266	7.5%	37,490	6.7%
Licensing and Retail	26,667	4.9%	34,791	6.3%
Total Net revenue	$540,954		$555,287

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

The Company’s revenue is disaggregated by distribution channel and geographic location. Revenue by distribution channel is presented in Note 13, Segment Reporting. Revenue by geographic location was:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 31, 2026	August 1, 2025	July 31, 2026	August 1, 2025
Net revenue:
United States	$279,433	$271,626	$495,487	$512,689
Europe	20,345	20,169	41,372	38,488
Other	2,260	2,284	4,095	4,110
Total Net revenue	$302,038	$294,079	$540,954	$555,287

Licensing Agreements

The Company generates revenue from fulfillment services performed on behalf of third-parties for product sold on the Company’s website and fulfilled from the Company’s distribution center. Revenue is recognized over time as fulfillment services are rendered and is included in Net revenue and reported in the Licensing distribution channel. In certain agreements, the Company agreed to provide marketing activities. The Company receives reimbursement for such services at cost. The amount of these reimbursements are recorded as a reduction of Selling and administrative expenses in the Condensed Consolidated Statements of Operations. The amount of these reimbursements was $2.2 million and $4.2 million for the 13 and 26 weeks ended July 31, 2026, respectively, and $2.3 million and $3.9 million for the 13 and 26 weeks ended August 1, 2025, respectively.

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

Contract Liabilities

Contract liabilities consist of payments received in advance of the transfer of control to the customer. As products are delivered and control transfers, the Company recognizes the deferred revenue in Net revenue in the Condensed Consolidated Statements of Operations. The following table summarizes the deferred revenue associated with payments received in advance of the transfer of control to the customer, reported in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets, and amounts recognized through Net revenue for each period presented. The majority of deferred revenue as of July 31, 2026 is expected to be recognized in Net revenue in the fiscal quarter ending October 30, 2026, as products are delivered to customers.

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 31, 2026	August 1, 2025	July 31, 2026	August 1, 2025
Deferred revenue beginning of period	$10,216	$5,049	$3,019	$6,584
Deferred revenue recognized in period	(10,043)	(4,834)	(2,876)	(6,370)
Revenue deferred in period	9,452	8,607	9,482	8,608
Deferred revenue end of period	$9,625	$8,822	$9,625	$8,822

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

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 31, 2026	August 1, 2025	July 31, 2026	August 1, 2025
Balance as of beginning of period	$30,807	$33,364	$31,350	$34,746
Gift cards issued	14,546	15,693	28,363	30,305
Gift cards redeemed	(12,271)	(10,785)	(23,451)	(26,095)
Gift card breakage	(3,064)	(5,036)	(6,244)	(5,720)
Balance as of end of period	$30,018	$33,236	$30,018	$33,236

Refund Liabilities

Refund liabilities, primarily associated with product sales returns and retrospective volume rebates, represent variable consideration and are estimated and recorded as a reduction to Net revenue based on historical experience. Refund liabilities, primarily associated with estimated product returns, were $12.0 million, $13.7 million and $14.1 million as of July 31, 2026, August 1, 2025 and January 30, 2026, respectively, and reported in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

NOTE 15. RELATED PARTY TRANSACTIONS

Majority Shareholder

During the 13 and 26 weeks ended July 31, 2026 the Company paid legal fees of $3.5 million on behalf of the Company's majority shareholder, Edward S. Lampert and related funds, incurred in connection with the negotiation of the transactions (the “Transactions”) by and among the Company, Lands’ End Direct Merchants, Inc., a wholly owned subsidiary of the Company, WH Borrower, LLC, WHP Topco, L.P. and LEWHP LLC, a wholly owned indirect subsidiary of WHP Topco and the related joint venture which closed on April 1, 2026. This payment was reviewed and approved by the Audit Committee of the Company's Board of Directors. As the fees were incurred in connection with, and for the benefit of, the joint venture transaction, these amounts have been recorded in Other operating expense, net in the Company's Condensed Consolidated Statement of Operations for the 13 and 26 weeks ended July 31, 2026.

Joint Venture

LE Topco, LLC, the Company's joint venture formed with WHP Global, is considered a related party. During the 13 and 26 weeks ended July 31, 2026, Equity method investment income attributable to the JV was $4.2 million and $4.4 million, respectively. During the 13 and 26 weeks ended July 31, 2026, Royalty expense attributable to the JV was $15.4 million and $18.9 million, respectively. The Company received distributions of $2.4 million during the 13 and 26 weeks ended July 31, 2026. As of July 31, 2026, the Company had related party payables to the JV of $5.3 million recorded in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

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
•
Fourth Quarter 2025 – The 13 weeks ended January 30, 2026
•
GAAP – Accounting principles generally accepted in the United States
•
JV – Joint venture with WHP Global in which the Company owns 50% of the joint venture entity, LE Topco, LLC
•
Second Quarter 2026 – The 13 weeks ended July 31, 2026
•
Second Quarter 2025 – The 13 weeks ended August 1, 2025
•
SOFR – Secured Overnight Funding Rate
•
Term Loan Facility – Term loan credit agreement, dated as of December 29, 2023, among the Company, Blue Torch Capital, as Administrative Agent and Collateral Agent, and the lenders party thereto
•
WHP Global – WH Topco, L.P. (d/b/a WHP Global)

•
WHP Transaction – The transaction in which, (i) the Company contributed all of its intellectual property and related assets associated with the “Lands’ End” brand, including all of the license agreements entered into in connection with Lands’ End’s licensing business (the “Contributed Assets”) to LE Topco, LLC (the “JV”), a newly formed Delaware limited liability company and wholly owned subsidiary and (ii) immediately thereafter, the Company sold a 50% controlling ownership stake in the JV to WHP Global
•
Year-to-Date 2026 – The 26 weeks ended July 31, 2026
•
Year-to-Date 2025 – The 26 weeks ended August 1, 2025

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

•
Licensing earned royalties on the use of our trademark and any fulfillment fees for fulfillment services provided by us through the closing of the WHP Transaction. Effective April 1, 2026, the licensing segment earns fees for fulfillment services provided by us.

•
Retail sells products through the Company Operated stores, located in the U.S.

WHP Transaction

On January 26, 2026, we entered into a Membership Interest Purchase Agreement (“MIPA”) with WH Topco, L.P., a Delaware limited partnership doing business as WHP Global. On April 1, 2026, the MIPA and related transactions were closed and funded (the “Closing”), pursuant to which, (i) we contributed all of our intellectual property and related assets associated with the “Lands’ End” brand, including all of the license agreements entered into in connection with our licensing business (the “Contributed Assets”) to LE Topco, LLC (the “JV”) a newly formed Delaware limited liability company and wholly owned subsidiary and (ii) immediately thereafter, we sold a 50% controlling ownership stake in the JV to WHP Global for an aggregate purchase price of $300 million in cash, and contributed initial cash of $1.25 million to the JV.

In addition, on April 1, 2026, WHP Global completed a tender offer for $100 million of our shares at a price of $45.00 per share. As a result of the tender offer, WHP Global owns approximately 7.2% of our outstanding shares of common stock and is now considered a related party.

At the Closing, we entered into a License Agreement, pursuant to which the JV granted a license to us to design, manufacture, sell and promote certain categories of products (including the types of products that we designed, manufactured and sold as of the date of the License Agreement) in certain channels and in certain jurisdictions, including the United States, Canada, the United Kingdom, Germany, Austria and France. The License Agreement is royalty-bearing and subject to a guaranteed minimum royalty (“GMR”) of $50,000,000 per year (calculated pro rata based on an amount of $50,000,000 for a twelve (12) month period for the first contract year) through the end of the contract year 11, will increase one percent per year for contract years 12-21, and will be $55,231,106 for each contract year thereafter, with different royalty rates due depending on the channel under which products are sold. The initial term of the License Agreement is 10 years following the conclusion of the first contract year, and the License Agreement automatically renews for up to 12 successive renewal terms of 7 years each, unless we provide notice of non-renewal at least 24 months prior to the end of the initial or applicable renewal term. The License Agreement is only terminable by the JV if we breach our obligation to make our required guaranteed minimum payments, or to make undisputed royalty payments, in each case subject to an opportunity to cure such non-payment within a certain period of time. Additionally, in certain WHP Global monetization events, such as a qualifying public listing or majority sale, we may have the right or obligation to exchange our interest in the JV for equity in WHP Global, at the same valuation multiple as the WHP Global monetization event.

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

In addition, conflict‑related disruptions in global energy markets and shipping lanes in 2026 have contributed to heightened volatility in crude oil and refined‑product prices and interruptions to certain maritime routes, which may result in higher freight and delivery costs, carrier surcharges, longer transit times, and inventory delays.

Tariff Refunds

We apply a loss recovery model in accordance with ASC Topic 410 to account for potential refunds of previously paid International Emergency Economic Powers Act (“IEEPA”) tariffs. Any refunds, when recognized, are reflected as a reduction of Inventories on the Condensed Consolidated Balance Sheet to the extent the related goods remain on hand, or as a reduction of Cost of sales in the Condensed Consolidated Statements of Operations for amounts related to goods already sold.

Restructuring and Other Costs

We have incurred restructuring and other charges related to cost optimization of business operations and exploring strategic alternatives. During the 13 and 26 weeks ended July 31, 2026 and August 1, 2025, we incurred ongoing costs related to exploring and completing strategic alternatives to maximize shareholder value and have included those costs as part of restructuring and other. This process culminated in the WHP Transaction. Additionally, during the 13 and 26 weeks ended July 31, 2026, we incurred charges associated with the transition of executive leadership, including severance and related costs, as our strategic priorities evolved. Additionally, during Year-to-Date 2025, we reduced approximately 6% of our corporate office positions and incurred restructuring charges, primarily severance and benefit and other related costs. The reductions in the corporate office positions were made to better align with the evolving needs of the business and to invest in key growth areas.

We incurred $11.7 million and $2.4 million of restructuring and other costs during the Second Quarter 2026 and Second Quarter 2025, respectively. Restructuring and other costs of $35.0 million and $5.8 million were incurred Year-to-Date 2026 and Year-to-Date 2025, respectively.

As of July 31, 2026, approximately $2.5 million and $3.4 million of restructuring and other costs incurred had yet to be paid and are included in Other liabilities and Accrued expenses and other current liabilities, respectively, in the Condensed Consolidated Balance Sheets.

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

Results of Operations

The following tables set forth, for the periods indicated, selected income statement data, both in dollars and as a percentage of Net revenue:

	13 Weeks Ended
(in thousands)	July 31, 2026		August 1, 2025
Net revenue	$302,038	100.0%	$294,079	100.0%
Cost of sales (exclusive of depreciation and amortization)	145,023	48.0%	150,661	51.2%
Gross profit	157,015	52.0%	143,418	48.8%
Selling and administrative	135,250	44.8%	129,356	44.0%
Depreciation and amortization	6,147	2.0%	7,656	2.6%
Equity method investment income	(4,243)	(1.4)%	—	—
Other operating expense, net	11,674	3.9%	2,423	0.8%
Operating income	8,187	2.7%	3,983	1.4%
Interest expense	1,021	0.3%	9,262	3.1%
Other income, net	(1,051)	(0.3)%	(3)	(0.0)%
Income (loss) before income taxes	8,217	2.7%	(5,276)	(1.8)%
Income tax expense (benefit)	4,766	1.6%	(1,609)	(0.5)%
NET INCOME (LOSS)	$3,451	1.1%	$(3,667)	(1.2)%

	26 Weeks Ended
(in thousands)	July 31, 2026		August 1, 2025
Net revenue	$540,954	100.0%	$555,287	100.0%
Cost of sales (exclusive of depreciation and amortization)	272,427	50.4%	279,143	50.3%
Gross profit	268,527	49.6%	276,144	49.7%
Selling and administrative	261,702	48.4%	252,818	45.5%
Depreciation and amortization	12,247	2.3%	15,947	2.9%
Equity method investment income	(4,439)	(0.8)%	—	—
Other operating expense, net	34,938	6.5%	5,766	1.0%
Operating (loss) income	(35,921)	(6.6)%	1,613	0.3%
Interest expense	6,535	1.2%	18,527	3.3%
Gain on WHP Transaction	(491,622)	(90.9)%	—	—
Loss on extinguishment of debt	9,172	1.7%	—	—
Other income, net	(915)	(0.2)%	(14)	(0.0)%
Income (loss) before income taxes	440,909	81.5%	(16,900)	(3.0)%
Income tax expense (benefit)	106,765	19.7%	(4,971)	(0.9)%
NET INCOME (LOSS)	$334,144	61.8%	$(11,929)	(2.1)%

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

•
Other significant non-recurring or non-operational items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of results and are described below:
•
Corporate restructuring and other – composed of costs related to the strategic alternative process and completion and severance and benefit costs for the 13 and 26 weeks ended July 31, 2026 and August 1, 2025 as well as costs related to the transition of executive leadership for the 13 and 26 weeks ended July 31, 2026.

•
Unmitigated tariff costs – unmitigated incremental product costs, net of the impact of vendor negotiations, incurred pursuant to International Emergency Economic Powers Act (“IEEPA”) tariffs that were subsequently ruled unlawful by the Supreme Court of the United States on February 20, 2026 for the 13 and 26 weeks ended July 31, 2026 and August 1, 2025.
•
JV intangible asset amortization – Lands’ End’s proportionate share of intangible asset amortization expense recorded within the JV’s financial results for the 13 and 26 weeks ended July 31, 2026.
•
Unmitigated tariff recovery – unmitigated incremental product costs, net of the impact of vendor negotiations, incurred pursuant to International Emergency Economic Powers Act (“IEEPA”) tariffs that were subsequently ruled unlawful by the Supreme Court of the United States on February 20, 2026 recovered for the 13 and 26 weeks ended July 31, 2026.
•
Loss on extinguishment of debt – prepayment premium associated with the repayment of the Term Loan Facility before the scheduled maturity date and the write off of related unamortized debt issuance costs of the Term Loan Facility for the 26 weeks ended July 31, 2026.
•
Exit costs – charges associated to exit kids and footwear lines of business including inventory excess and obsolescence reserves, inventory discounts and operational charges recorded in the 26 weeks ended August 1, 2025 in conjunction with our licensing arrangements commencing in Fiscal 2024.
•
Gain on WHP Transaction – Gain recognized in conjunction with the transfer of the Lands’ End intellectual property to the JV, and immediately thereafter, sale of a 50% controlling ownership stake in the JV to WHP Global for the 26 weeks ended July 31, 2026.

The following tables set forth, for the periods indicated, a reconciliation of Net income (loss) to Adjusted net income (loss) and Adjusted diluted earnings (loss) per share:

Unaudited	13 Weeks Ended
(in thousands, except per share amounts)	July 31, 2026	August 1, 2025
Net income (loss)	$3,451	$(3,667)
Corporate restructuring and other	11,677	2,434
Unmitigated tariff costs (1)	5,100	1,000
JV intangible asset amortization	5,090	—
Unmitigated tariff recovery	(24,900)	—
Tax effects on adjustments (2)	2,261	(873)
ADJUSTED NET INCOME (LOSS)	$2,679	$(1,106)
ADJUSTED DILUTED EARNINGS (LOSS) PER SHARE	$0.09	$(0.04)

Diluted weighted average common shares outstanding	30,108	30,743

(1)
Beginning in Fourth Quarter 2025, the Company adjusts for unmitigated tariff costs. Prior-period amounts have been recast on a comparable basis to reflect this adjustment.
(2)
The tax impact of adjustments is calculated at the applicable U.S. and non-U.S. Federal and State statutory rates.

Unaudited	26 Weeks Ended
(in thousands, except per share amounts)	July 31, 2026	August 1, 2025
Net income (loss)	$334,144	$(11,929)
Corporate restructuring and other	34,967	5,766
Unmitigated tariff costs (1)	11,900	1,000
Loss on extinguishment of debt	9,172	—
JV intangible asset amortization	6,787	—
Unmitigated tariff recovery	(24,900)	—
Gain on WHP Transaction	(491,622)	—
Exit costs	—	257
Tax effects on adjustments (2)	118,721	(1,619)
ADJUSTED NET LOSS	$(831)	$(6,525)
ADJUSTED DILUTED LOSS PER SHARE	$(0.03)	$(0.21)

Diluted weighted average common shares outstanding	30,498	30,721

(1)
Beginning in Fourth Quarter 2025, the Company adjusts for unmitigated tariff costs. Prior-period amounts have been recast on a comparable basis to reflect this adjustment.
(2)
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

•
Other significant items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of results and are described below:
•
Corporate restructuring and other – composed of costs related to the strategic alternative process and completion and severance and benefit costs for the 13 and 26 weeks ended July 31, 2026 and August 1, 2025 as well as costs related to the transition of executive leadership for the 13 and 26 weeks ended July 31, 2026.
•
Unmitigated tariff costs – unmitigated incremental product costs, net of the impact of vendor negotiations, incurred pursuant to International Emergency Economic Powers Act (“IEEPA”) tariffs that were subsequently ruled unlawful by the Supreme Court of the United States on February 20, 2026 for the 13 and 26 weeks ended July 31, 2026 and August 1, 2025.
•
JV intangible asset amortization – Lands’ End’s proportionate share of intangible asset amortization expense recorded within the JV’s financial results for the 13 and 26 weeks ended July 31, 2026.
•
Unmitigated tariff recovery – unmitigated incremental product costs, net of the impact of vendor negotiations, incurred pursuant to International Emergency Economic Powers Act (“IEEPA”) tariffs that were subsequently ruled unlawful by the Supreme Court of the United States on February 20, 2026 recovered for the 13 and 26 weeks ended July 31, 2026.
•
Net gain on disposal of property and equipment – disposal of property and equipment for the 13 and 26 weeks ended July 31, 2026 and August 1, 2025.
•
Exit costs - charges associated to exit kids and footwear lines of business including inventory excess and obsolescence reserves, inventory discounts and operational charges recorded in the 26 weeks ended August 1, 2025 in conjunction with our licensing arrangements commencing in Fiscal 2024.

The following tables set forth, for the periods indicated, selected income statement data, both in dollars and as a percentage of Net revenue and a reconciliation of Net income (loss) to Adjusted EBITDA:

Unaudited	13 Weeks Ended
(in thousands)	July 31, 2026		August 1, 2025
Net income (loss)	$3,451	1.1%	$(3,667)	(1.2)%
Income tax expense (benefit)	4,766	1.6%	(1,609)	(0.5)%
Interest expense	1,021	0.3%	9,262	3.1%
Other income, net	(1,051)	(0.3)%	(3)	(0.0)%
Operating income	8,187	2.7%	3,983	1.4%
Depreciation and amortization	6,147	2.0%	7,656	2.6%
Corporate restructuring and other	11,677	3.9%	2,434	0.8%
Unmitigated tariff costs (1)	5,100	1.7%	1,000	0.3%
JV intangible asset amortization	5,090	1.7%	—	—%
Unmitigated tariff recovery	(24,900)	(8.2)%	—	—%
Gain on disposal of property and equipment	(3)	(0.0)%	(11)	(0.0)%
Adjusted EBITDA	$11,298	3.7%	$15,062	5.1%

(1)
Beginning in Fourth Quarter 2025, the Company adjusts for unmitigated tariff costs. Prior-period amounts have been recast on a comparable basis to reflect this adjustment.

Unaudited	26 Weeks Ended
(in thousands)	July 31, 2026		August 1, 2025
Net income (loss)	$334,144	61.8%	$(11,929)	(2.1)%
Income tax expense (benefit)	106,765	19.7%	(4,971)	(0.9)%
Interest expense	6,535	1.2%	18,527	3.3%
Loss on extinguishment of debt	9,172	1.7%	—	—%
Gain on WHP Transaction	(491,622)	(90.9)%	—	—%
Other income, net	(915)	(0.2)%	(14)	(0.0)%
Operating (loss) income	(35,921)	(6.6)%	1,613	0.3%
Depreciation and amortization	12,247	2.3%	15,947	2.9%
Corporate restructuring and other	34,967	6.5%	5,766	1.0%
Unmitigated tariff costs (1)	11,900	2.2%	1,000	0.2%
JV intangible asset amortization	6,787	1.3%	—	—%
Unmitigated tariff recovery	(24,900)	(4.6)%	—	—%
Exit costs	—	—%	257	0.0%
Gain on disposal of property and equipment	(28)	(0.0)%	—	—%
Adjusted EBITDA	$5,052	0.9%	$24,583	4.4%

(1)
Beginning in Fourth Quarter 2025, the Company adjusts for unmitigated tariff costs. Prior-period amounts have been recast on a comparable basis to reflect this adjustment.

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

Discussion and Analysis

Second Quarter 2026 compared with Second Quarter 2025

Net Revenue

Net revenue was $302.0 million for the Second Quarter of 2026, an increase of $7.9 million or 2.7%, from $294.1 million during the Second Quarter of 2025.

U.S. Digital Segment Net revenue was $268.9 million for the Second Quarter of 2026, an increase of $13.6 million or 5.3% from $255.3 million in the Second Quarter of 2025.

U.S. eCommerce Net revenue was $182.4 million for the Second Quarter of 2026, an increase of $15.1 million or 9.0%, from $167.3 million during the Second Quarter of 2025. The increase was primarily driven by carryover shipments from the temporary disruption associated with the rollout of the new warehouse management system in the First Quarter of 2026.

Outfitters Net revenue was $69.3 million for the Second Quarter of 2026, an increase of $2.9 million or 4.4%, from $66.4 million during the Second Quarter of 2025. The increase was driven by enterprise accounts which more than offset the impact of warehouse management system challenges affecting the processing of value-added service products in our school uniform business.

Third Party Net revenue was $17.2 million for the Second Quarter of 2026, a decrease of $4.4 million or 20.4%, from $21.6 million during the Second Quarter of 2025. The decrease was primarily due to prioritizing profitable high-quality sales and brand quality over lower-value promotional volume.

Europe eCommerce Net revenue was $19.7 million for the Second Quarter of 2026, an increase of $0.1 million or 0.5%, from $19.6 million during the Second Quarter of 2025. The increase was primarily due to a strategic shift to a franchise-first assortment simplifying the business and improving product margins.

Gross Profit

Gross profit was $157.0 million for the Second Quarter of 2026, an increase of $13.6 million or 9.5% from $143.4 million during the Second Quarter of 2025. Gross margin increased approximately 320 basis points to 52.0% in the Second Quarter of 2026, compared with 48.8% in the Second Quarter of 2025. The gross margin increase was primarily driven by the IEEPA tariff refund, partially offset by the new royalty structure associated with the JV and temporary costs associated with our new warehouse management system.

Selling and Administrative Expenses

Selling and administrative expenses increased $5.9 million to $135.3 million or 44.8% of Net revenue in the Second Quarter of 2026 compared with $129.4 million or 44.0% of Net revenue in the Second Quarter of 2025. The approximately 80 basis point increase was driven by investment in digital marketing focused on new customer acquisition and operational inefficiencies from the temporary disruption of the new warehouse management system partially offset by leverage from higher net revenue.

Depreciation and Amortization

Depreciation and amortization expense decreased $1.6 million to $6.1 million in the Second Quarter of 2026 compared with $7.7 million in the Second Quarter of 2025. The decrease in depreciation and amortization is primarily driven by lower software depreciation as a result of major software projects becoming fully depreciated.

Equity Method Investment Income

Equity method investment income was $4.2 million in the Second Quarter of 2026 compared to none in the Second Quarter of 2025 as a result of the WHP Transaction.

Other Operating Expense

Other operating expense, net was $11.7 million in the Second Quarter of 2026 compared to $2.4 million in the Second Quarter of 2025. The increase was primarily driven by restructuring and other costs incurred. See Note 1, Background and Basis of Presentation.

Operating Income

As a result of the above factors, Operating income was $8.2 million in the Second Quarter of 2026 compared to $4.0 million in the Second Quarter of 2025.

Interest Expense

Interest expense was $1.0 million in the Second Quarter of 2026 compared to $9.3 million in the Second Quarter of 2025. The $8.3 million decrease was primarily driven by, as previously announced, using a portion of the cash proceeds from the WHP Transaction to fully repay the term loan in the First Quarter of 2026.

Other Income

Other income was $1.1 million in the Second Quarter of 2026 compared to insignificant other income in the Second Quarter of 2025.

Income Tax Expense (Benefit)

We recorded an income tax expense at an overall effective rate of 58.0% for the Second Quarter 2026 and a tax benefit at an overall effective tax rate of 30.5% for Second Quarter 2025, respectively. The overall effective tax rate for the 13 weeks ended July 31, 2026 varies from the U.S. federal statutory rate of 21% as a result of state taxes, additional legal expense recognized related to the WHP Transaction and other non-deductible expenses. The overall effective tax rate for the 13 weeks ended August 1, 2025 varies from the U.S. federal statutory rate of 21% as a result of state taxes, and non-deductible expenses.

Net Income (Loss)

As a result of the above factors, Net income was $3.5 million and diluted earnings per share was $0.11 in the Second Quarter of 2026 compared with Net loss of $3.7 million and diluted loss per share was $0.12 in the Second Quarter of 2025.

Adjusted Net Income (Loss)

Adjusted net income was $2.7 million and Adjusted diluted earnings per share was $0.09 in the Second Quarter of 2026 compared to Adjusted net loss of $1.1 million and Adjusted diluted loss per share of $0.04 in the Second Quarter of 2025.

Adjusted EBITDA

Adjusted EBITDA was $11.3 million in Second Quarter 2026, a decrease of 25.2%, compared to $15.1 million in Second Quarter 2025.

U.S. Digital Segment Results of Operations

Variable Profit

U.S. Digital Segment variable profit was $71.4 million in the Second Quarter of 2026, an increase of $14.7 million compared to $56.7 million in the Second Quarter of 2025. U.S. Digital Segment variable profit was 26.6% of U.S. Digital Segment revenue in the Second Quarter of 2026, which is an increase of 440 basis points compared to 22.2% of U.S. Digital Segment revenue in the Second Quarter of 2025. The increase in variable profit as a percentage of U.S. Digital Segment revenue was driven by the net impact of the IEEPA Tariff Refund partially offset by investment in digital marketing, temporary operational inefficiencies from the disruption of the new warehouse management system, the new royalty structure associated with the JV and continued tariff headwinds.

Product cost of goods sold was $110.6 million or 41.1% of U.S. Digital Segment revenue in the Second Quarter of 2026 compared to $100.5 million or 39.4% of U.S. Digital Segment revenue in the Second Quarter of 2025. Shipping cost of goods sold was $34.9 million or 13.0% of U.S. Digital Segment revenue in the Second Quarter of 2026 compared to $33.1 million or 13.0% of U.S. Digital Segment revenue in the Second Quarter of 2025. The change in Product and Shipping cost of goods sold as a percentage of U.S. Digital Segment revenue was due to product assortment and channel mix and temporary operational inefficiencies related to the new warehouse management system. Marketing expenses were $46.0 million or 17.1% of U.S. Digital Segment revenue in the Second Quarter of 2026 compared to $43.3 million or 17.0% of U.S. Digital Segment revenue in the Second Quarter of 2025. The increase in

Marketing expenses as a percentage of U.S. Digital Segment revenue was primarily due to the investment in digital marketing focused on new customer acquisition.

Year-to-Date 2026 compared with Year-to-Date 2025

Net Revenue

Net revenue was $541.0 million for Year-to-Date 2026, a decrease of $14.3 million or 2.6%, from $555.3 million during Year-to-Date 2025.

U.S. Digital Segment Net revenue was $474.0 million for Year-to-Date 2026, a decrease of $9.0 million or 1.9% from $483.0 million in Year-to-Date 2025.

U.S. eCommerce Net revenue was $335.7 million for Year-to-Date 2026, a decrease of $2.3 million or 0.7%, from $338.0 million during Year-to-Date 2025. The decrease was driven by select summer franchises and the temporary disruption associated with the rollout of the new warehouse management system.

Outfitters Net revenue was $107.8 million for Year-to-Date 2026, a decrease of $1.5 million or 1.4%, from $109.3 million during Year-to-Date 2025. Strong customer orders from select enterprise and school uniform accounts were more than offset by the disruption of value-added service products with the new warehouse management system.

Third Party Net revenue was $30.5 million for Year-to-Date 2026, a decrease of $5.1 million or 14.3%, from $35.6 million during Year-to-Date 2025. The decrease was primarily due to prioritizing profitable high-quality sales and brand quality over lower-value promotional volume.

Europe eCommerce Net revenue was $40.3 million for Year-to-Date 2026, an increase of $2.8 million or 7.5%, from $37.5 million during Year-to-Date 2025. The increase was primarily due to a strategic shift to a franchise-first assortment simplifying the business and improving product margins.

Gross Profit

Gross profit was $268.5 million for Year-to-Date 2026, a decrease of $7.6 million or 2.8% from $276.1 million during Year-to-Date 2025. Gross margin was approximately flat at 49.6% in Year-to-Date 2026, compared with 49.7% in Year-to-Date 2025. Gross margin was approximately flat as the IEEPA tariff refund was offset by the new royalty structure associated with the JV and temporary costs associated with our new warehouse management system.

Selling and Administrative Expenses

Selling and administrative expenses increased $8.9 million to $261.7 million or 48.4% of Net revenue in Year-to-Date 2026 compared with $252.8 million or 45.5% of Net revenue in Year-to-Date 2025. The approximately 290 basis point increase was driven by temporary operational inefficiencies from the distribution center disruption, investment in digital marketing focused on new customer acquisition and deleverage from lower Net revenue.

Depreciation and Amortization

Depreciation and amortization expense decreased $3.7 million to $12.2 million in Year-to-Date 2026 compared with $15.9 million in Year-to-Date 2025. The decrease in depreciation and amortization is primarily driven by lower software depreciation as a result of major software projects becoming fully depreciated.

Equity Method Investment Income

Equity method investment income was $4.4 million in Year-to-Date 2026 compared to none in Year-to-Date 2025 as a result of the WHP Transaction.

Other Operating Expense

Other operating expense, net was $34.9 million in Year-to-Date 2026 compared to $5.8 million in Year-to-Date 2025. The increase was primarily driven by restructuring and other costs incurred. See Note 1, Background and Basis of Presentation.

Operating (Loss) Income

As a result of the above factors, Operating loss was $35.9 million in Year-to-Date 2026 compared to Operating income of $1.6 million in Year-to-Date 2025.

Interest Expense

Interest expense was $6.5 million in Year-to-Date 2026 compared to $18.5 million in Year-to-Date 2025. The $12.0 million decrease was primarily driven by, as previously announced, using a portion of the cash proceeds from the WHP Transaction to fully repay the term loan in the First Quarter of 2026.

Gain on WHP Transaction

Gain on transaction with WHP was $491.6 million in Year-to-Date 2026 compared to none in Year-to-Date 2025.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $9.2 million in Year-to-Date 2026 compared to none in Year-to-Date 2025.

Other Income

Other income was $0.9 million in Year-to-Date 2026 compared to insignificant other income in Year-to-Date 2025.

Income Tax (Benefit) Expense

We recorded an income tax expense at an overall effective rate of 24.2% for the Year-to-date 2026 and a tax benefit at an overall effective tax rate of 29.4% for the Year-to-date 2025, respectively. The overall effective tax rate for the 26 weeks ended July 31, 2026 and August 1, 2025 vary from the U.S. federal statutory rate of 21% as a result of state taxes, and non-deductible expenses.

Net Income (Loss)

As a result of the above factors, Net income was $334.1 million and diluted earnings per share was $10.96 in Year-to-Date 2026 compared with Net loss of $11.9 million and diluted loss per share of $0.39 in Year-to-Date 2025.

Adjusted Net Income (Loss)

Adjusted net loss was $0.8 million and Adjusted diluted loss per share was $0.03 in Year-to-Date 2026 compared to Adjusted net loss of $6.5 million and Adjusted diluted loss per share of $0.21 in Year-to-Date 2025.

Adjusted EBITDA

Adjusted EBITDA was $5.1 million in Year-to-Date 2026, a decrease of 79.3%, compared to $24.6 million in Year-to-Date 2025.

U.S. Digital Segment Results of Operations

Variable Profit

U.S. Digital Segment variable profit was $105.5 million in Year-to-Date 2026, a decrease of $4.1 million compared to $109.6 million in Year-to-Date 2025. U.S. Digital Segment variable profit was 22.3% of U.S. Digital Segment revenue in Year-to-Date 2026, which is a decrease of 40 basis points compared to 22.7% of U.S. Digital Segment revenue in Year-to-Date 2025. The decrease in variable profit as a percentage of U.S. Digital Segment revenue was driven by temporary operational inefficiencies from the disruption of the new warehouse management system, the new royalty structure associated with the JV and continued tariff headwinds partially offset by the impact of the IEEPA tariff refund.

Product cost of goods sold was $187.1 million or 39.5% of U.S. Digital Segment revenue in Year-to-Date 2026 compared to $184.1 million or 38.1% of U.S. Digital Segment revenue in Year-to-Date 2025. Shipping cost of goods sold was $64.4 million or 13.6% of U.S. Digital Segment revenue in Year-to-Date 2026 compared to $60.8 million or 12.6% of U.S. Digital Segment revenue in Year-to-Date 2025. The change in Product and Shipping cost of goods sold as a percentage of U.S. Digital Segment revenue was primarily due to product assortment mix and the temporary disruption associated with the rollout of the new warehouse management system. Marketing expenses were $85.5 million or 18.0% of U.S. Digital Segment revenue in Year-to-Date 2026 compared to $83.2 million or 17.2% of U.S. Digital Segment revenue in Year-to-Date 2025. The increase in Marketing expenses as a percentage of U.S. Digital Segment revenue was primarily due to investment in digital marketing focused on new customer acquisition.

Liquidity and Capital Resources

Liquidity

Our primary need for liquidity is to fund working capital requirements of our business, which are inventory purchases, payments on debt, capital expenditures and for general corporate purposes. Our cash and cash equivalents and the ABL Facility serve as sources of liquidity for short-term working capital needs and general corporate purposes. The ABL Facility had a balance outstanding of $60.0 million on July 31, 2026, other than letters of credit. Cash generated from our net revenue and profitability, and to a lesser extent our changes in working capital, are driven by the seasonality of our business, with a significant amount of net revenue and operating cash flows generally occurring in the fourth fiscal quarter of each year. We expect that our cash on hand and cash flows from operations, along with revolving on the ABL Facility, will be adequate to meet our capital requirements and operational needs for at least the next 12 months.

ABL Facility

Our $225.0 million committed revolving ABL Facility, as amended to date, includes a $35.0 million sublimit for letters of credit and is available for working capital and other general corporate liquidity needs. The amount available to borrow is the lesser of (1) the Aggregate Commitments of $225.0 million or (2) the Borrowing Base or Loan Cap which is calculated from Eligible Inventory, Trade Receivables and Credit Card Receivables, all foregoing capitalized terms not defined herein are as defined in the ABL Facility. The balance outstanding on July 31, 2026 and August 1, 2025 was $60.0 million and $35.0 million, respectively. The balance of outstanding letters of credit was $11.3 million and $10.9 million on July 31, 2026 and August 1, 2025, respectively. The borrowing availability under the ABL Facility was $89.3 million and $87.6 million as of July 31, 2026 and August 1, 2025, respectively.

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

The ABL Facility fees include (i) commitment fees of 0.20% or 0.30% based upon the average daily unused commitment (aggregate commitment less loans and letter of credit outstanding) under the ABL Facility for the preceding fiscal quarter, (ii) customary letter of credit fees and (iii) customary annual agent fees. The Fifth Amendment extended the maturity date of the ABL Facility to March 28, 2030. Under applicable accounting guidance, certain unamortized debt issuance costs originating from the ABL Facility are deferred and amortized over the extended term of the ABL Facility, and certain unamortized debt issuance costs have been written off. As of July 31, 2026, we had $60.0 million of borrowings outstanding under the ABL Facility.

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

As of July 31, 2026, we were in compliance with all applicable covenants under the ABL Facility.

Events of Default

The ABL Facility includes customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross defaults related to any other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, material judgments and change of control.

Cash Flows and Capital Expenditures

Cash Flows from Operating Activities

Net cash used in operating activities was $86.5 million during Year-to-Date 2026 compared to Net cash provided by operating activities of $0.5 million during Year-to-Date 2025. The increase in net cash used in operating activities was primarily due to the impact of the closing of the WHP Transaction and the seasonal build of inventory to support the fall and holiday selling seasons.

Cash Flows from Investing Activities

Net cash provided by investing activities was $274.8 million Year-to-Date 2026 compared to Net cash used in investing activities of $17.2 million during Year-to-Date 2025. The increase in net cash provided by investing activities was primarily due to the proceeds from the closing of the WHP Transaction.

For Fiscal 2026, we plan to invest approximately $40.0 million in capital expenditures for strategic investments and infrastructure, primarily in technology and general corporate needs.

Cash Flows from Financing Activities

Net cash used in financing activities was $190.7 million during Year-to-Date 2026, compared to Net cash provided by financing activities of $22.1 million during Year-to-Date 2025. The increase in net cash used in financing activities is primarily due to using the majority of the $300 million in cash proceeds from the WHP Transaction to fully repay the term loan.

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

Financial Instruments with Off-Balance-Sheet Risk

The ABL Facility is available for working capital and other general corporate liquidity needs. The balance outstanding on July 31, 2026 and August 1, 2025 was $60.0 million and $35.0 million, respectively. The balance of outstanding letters of credit was $11.3 million and $10.9 million on July 31, 2026 and August 1, 2025, respectively.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document contains forward-looking statements. Forward-looking statements reflect our current views with respect to, among other things, future events and performance. These statements may discuss, among other things, our variable profit, net sales, gross margin, operating expenses, operating income, net income, adjusted net income, adjusted EBITDA, cash flow, financial condition, financings, impairments, expenditures, growth, strategies, plans, achievements, dividends, capital structure, organizational structure, future store openings, market opportunities, the impact and potential benefits of the WHP Transaction and general market and industry conditions. We generally identify forward-looking statements by words such as “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” “predict,” “believe,” “seek,” “continue,” “outlook,” “may,” “might,” “will,” “should,” “can have,” “likely,” “targeting” or the negative version of these words or comparable words. Forward-looking statements are based on beliefs and assumptions made by management using currently available information. These statements are only predictions and are not guarantees of future performance, actions or events. Also, from time to time we may discuss or present hypothetical or illustrative valuations of our interest in the JV in the event of certain circumstances occurring. There can be no assurance that such valuations will be realized or such events will occur. Forward-looking statements are subject to risks and uncertainties. If one or more of these risks or uncertainties materialize, or if management’s underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include those risks, uncertainties and factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended January 30, 2026 and “Part II, Item 1A Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended May 1, 2026. Forward-looking statements speak only as of the date on which they are made. We expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable securities laws and regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

The Company’s international subsidiaries operate with functional currencies other than the U.S. dollar. Since the Company’s Condensed Consolidated Financial Statements are presented in U.S. dollars, the Company must translate all components of these financial statements from the functional currencies into U.S. dollars at exchange rates in effect during or at the end of the reporting period. Net revenue generated from the Europe eCommerce distribution channel represented approximately 7% of our total Net revenue during the Year-to-Date 2026. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of net revenue, expenses, assets and liabilities. Assuming a 10% change in foreign currency exchange rates, our Net revenue for Year-to-Date 2026 would have increased or decreased by approximately $4.0 million. Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our international subsidiaries into U.S. dollars. Foreign currency translation income, net, for Year-to-Date 2026 totaled approximately $0.2 million related to our international subsidiaries in United Kingdom and Germany. Additionally, the Company has foreign currency denominated intercompany receivables and payables that when settled result in a transaction gain or loss. A 10% change in foreign currency exchange rates would not result in a significant transaction gain or loss in earnings. The Company does not utilize financial instruments for trading purposes or hedging and has not used any derivative financial instruments to limit foreign currency exchange rate exposures. The Company does not consider our foreign earnings to be permanently reinvested.

As of July 31, 2026, the Company had $4.4 million of cash and cash equivalents denominated in foreign currency, principally in Hong Kong dollar, British pound sterling and euro.

Interest Rate Risk

The Company is subject to interest rate risk with the ABL Facility, as it requires the Company to pay interest on outstanding borrowings at variable rates. Assuming our ABL Facility was fully drawn to a principal amount equal to $225.0 million, each one percentage point change in interest rates would result in a $2.3 million change in our annual cash interest expense.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation for the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of July 31, 2026, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by Rules 13a-15 under the Exchange Act during the most recently completed fiscal quarter ended July 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is party to various claims, legal proceedings and investigations arising in the ordinary course of business. Some of these actions involve complex factual and legal issues and are subject to uncertainties. At this time, the Company is not able to either predict the outcome of these legal proceedings or reasonably estimate a potential range of loss with respect to the proceedings. While it is not feasible to predict the outcome of pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on our results of operations, cash flows or financial position taken as a whole. There have been no material developments to the legal proceedings disclosed in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended January 30, 2026, filed with the SEC on March 26, 2026, and as disclosed on and modified by the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2026, filed with the SEC on June 9, 2026.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended January 30, 2026, filed with the SEC on March 26, 2026, and as disclosed on and modified by the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2026, filed with the SEC on June 9, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents a month-to-month summary of information with respect to purchases of common stock made during Second Quarter 2026 pursuant to the 2026 Share Repurchase Program announced on April 1, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
May 2 - May 29	89,757	$11.14	89,757	$98,725
May 30 - July 3	53,175	$11.33	53,175	$98,123
July 4 - July 31	767,321	$11.67	767,321	$89,170
Total	910,253	$11.60	910,253

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

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended July 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1	Letter from Lands’ End, Inc. to Andrew J. McLean relating to transition from role as Chief Executive Officer, dated June 29, 2026.*‡

10.2	Letter from Lands’ End, Inc. to Charlie Cole relating to employment, dated June 29, 2026. *‡

10.3	Executive Severance Agreement by and between Lands’ End, Inc. and Charlie Cole, dated June 29, 2026.*‡

10.4

Sign-On Nonqualified Stock Option Agreement dated July 13, 2026, by and between Lands’ End, Inc. and Charlie Cole (incorporated by reference to Exhibit 4.4 to the Form S-8 filed by Lands’ End, Inc. on July 14, 2026 (File No. 333-297437)).‡

10.5

Sign-On Restricted Stock Unit Agreement dated July 13, 2026, by and between Lands’ End, Inc. and Charlie Cole (incorporated by reference to Exhibit 4.5 to the Form S-8 filed by Lands’ End, Inc. on July 14, 2026 (File No. 333-297437)).‡

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

Date: September 3, 2026